Form 10QSB
period 1996-06-30
HEALTHRITE INC
filed 1996-08-14
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter Ended June 30, 1996 Commission File No. 0-23016


                                HEALTHRITE INC.
              (Exact name of small business issues in its charter)

           Delaware                                              13-3714405
(State of Incorporation)                              (I.R.S. Employer I.D. No.)

                  11445 Cronhill Drive, Owings Mills, MD 21117
              (Address of principal executive offices & zip code)

                                 (410) 581-8042
                Registrant's telephone number, include area code

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --   --


Number of shares outstanding of Registrant's Common stock, as of August 9, 1996:
4,276,472 shares

                                HEALTHRITE INC.

                                     INDEX



Part I

Financial Information:

         Condensed Consolidated Balance Sheets -
         June 30, 1996 (unaudited) and December 31, 1995 . . . . . . . . . .   3

         Condensed Consolidated Statement of Operations -
         Three Months and Six Months Ended
          June 30, 1995 and 1996  (Unaudited) . . . . . . . . . . . . . . . .  4

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1995 and 1996  (Unaudited) . . . . . . . .  5

         Notes to Financial Statements   . . . . . . . . . . . .. . . . . . .  6

         Management's Discussion and Analysis  . . . . . . . . . . . . . . .   7


Part II

        Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . 10

        Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . 11
        Signature Page       . . . . . . . . . . . . . . . . . .. . . . . . . 12

                                HEALTHRITE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                    June 30, 1996  Dec. 31, 1995
                                                    -------------  -------------
                                                      (unaudited)
     ASSETS

Current Assets
Cash and cash equivalents                              $  327,000    $  348,000
Accounts receivable (net)                               1,319,000       932,000
Merchandise inventory                                   2,794,000     3,064,000
Prepaid expenses and other current assets                 255,000       238,000
Deferred tax asset                                        330,000       242,000
                                                      -----------   -----------
    Total Current Assets                                5,025,000     4,824,000

Property and equipment                                  3,773,000     3,909,000
Customer lists - net                                      121,000       129,000
Excess of purchase price over net assets acquired         587,000       522,000
Other assets                                              422,000       188,000
                                                      -----------   -----------
     TOTAL ASSETS                                      $9,928,000    $9,572,000
                                                      ===========   ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current maturities of long-term obligations            $  364,000    $  399,000
Accounts payable and accrued expenses                   2,169,000     1,825,000
                                                      -----------   -----------
      Total current liabilities                         2,533,000     2,224,000

Long-term obligations and capital leases                2,149,000     2,261,000
Deferred income taxes payable                              62,000        46,000
                                                      -----------   -----------
       Total Liabilities                               $4,744,000    $4,531,000

Stockholders' Equity

Preferred stock; par value $.001 per share
  2,000,000 authorized; none issued
Common stock; par value $.001 per share
10,000,000 authorized; 4,276,472
issued at June 30, 1996 and 4,176,472
issued at December 31, 1995                                 4,000         4,000
Additional paid-in capital                              6,894,000     6,694,000
Accumulated deficit                                    (1,714,000)   (1,657,000)
                                                      -----------   -----------

Total Stockholders' Equity                              5,184,000     5,041,000
                                                      -----------   -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                9,928,000    $9,572,000
                                                      ===========   ===========


                                HEALTHRITE INC.
                             CONDENSED CONSOLIDATED
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                Three Months Ended June 30            Six Months Ended June 30
                                                                   1996              1995              1996             1995
                                                               ------------     ------------       -----------      -----------
Revenues                                                       $ 4,481,000        $4,150,000        $8,305,000       $8,237,000
Cost of sales, including cost of warehousing
 distribution and occupancy                                      2,576,000         2,211,000         4,711,000        4,434,000
                                                               ------------     ------------       -----------      -----------
Gross Profit                                                     1,905,000         1,939,000         3,594,000        3,803,000
Selling, general and administrative
 expenses                                                        1,628,000         1,751,000         3,234,000        3,436,000
Cost of Consolidation Plan                                              --               --            388,000              --
                                                               ------------     ------------       -----------      -----------
Income/(loss) from operations                                      277,000           188,000           (28,000)         367,000
Other income (expense):
Interest (net)                                                     (58,000)           10,000          (118,000)        (23,000)
Other income/(expense)                                              32,000           (21,000)           32,000          48,000
                                                               -----------      ------------       -----------      ----------
Income (loss) before provision
 for income taxes                                                  251,000           177,000          (114,000)        392,000

Provision (Benefit) for income taxes                                83,000            20,000           (57,000)         35,000
                                                               ------------     ------------       -----------      -----------

Net income (loss)                                              $   168,000        $  157,000         ($ 57,000)     $   357,000
                                                                ===========       ==========         =========      ===========

Net Income (loss) per share                                    $      0.04        $     0.04         ($   0.01)     $      0.09
                                                                ===========       ==========         =========      ===========

Weighted average shares outstanding                              4,276,472         4,176,472         4,229,805        4,176,472
                                                               ============       ==========       ===========      ===========

                                HEALTHRITE INC.
                        CONDENSED CONSOLIDATED STATEMENT
                                 OF CASH FLOWS

                                                                                              FOR THE SIX MONTHS ENDED
                                                                                       June 30, 1996        June 30, 1995
                                                                                       -------------        -------------
Cash Flows from Operating Activities:
Net Income (loss)                                                                         $( 57,000)         $    357,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation & amortization                                                                 321,000               262,000
Non-cash compensation                                                                       100,000                34,000
Deferred tax asset                                                                          (88,000)                5,000
Gain on asset sale                                                                          (26,000)                   --
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable                                                 (387,000)               74,000
(Increase)/decrease in inventory                                                            270,000               (76,000)
(Increase)/decrease in prepaid expenses and other current assets                            (17,000)               77,000
Increase/(decrease) in accounts payable, accrued expenses and deferred income
  taxes payable                                                                             361,000              (259,000)
                                                                                       -------------         -------------
Net cash provided by operating activities                                                   477,000               474,000
                                                                                       -------------         -------------

Cash Flows from (used in) Investing Activities:
Proceeds from sale of equipment                                                              55,000                    --
Purchase of equipment                                                                      (190,000)             (388,000)
Purchase of subsidiary                                                                      (90,000)           (1,823,000)
Decrease in other assets                                                                   (225,000)             (123,000)
                                                                                       -------------         -------------
Total Cash Flows from (used in) Investing Activities                                       (450,000)           (2,334,000)
                                                                                       -------------         -------------

Cash Flows from Financing Activities:
Proceeds from debt                                                                           51,000             1,260,000
Payment of debt                                                                            (199,000)           (1,106,000)
Proceeds from sale of common stock                                                          100,000               337,000
                                                                                       -------------         -------------
Net cash provided by (used in) financing activities                                         (48,000)              491,000
                                                                                       -------------         -------------
NET (DECREASE) IN CASH                                                                      (21,000)           (1,369,000)

Cash and cash equivalents at beginning of period                                            348,000             1,976,000
                                                                                       -------------         -------------

Cash and cash equivalents at end of period                                                $ 327,000          $    607,000
                                                                                       =============         =============

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest                                                                                    118,000                 8,000
Income Taxes                                                                                 20,000                    --
                                                                                       -------------         -------------
Total                                                                                     $ 138,000          $      8,000
                                                                                       =============         =============


                                HEALTHRITE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       General
         -------

         In July 17, 1995, the Certificate of Incorporation was amended to change the name of the corporation from Vitamin Specialties Corp. to HealthRite, Inc. (the "Company").

         The information contained herein with respect to the three and six month periods ended June 30, 1996 and 1995, has not been audited but was prepared in conformity with the accounting principles and policies described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. Included are all adjustments which, in the opinion of management,are necessary for a fair presentation of the financial information for the three and six month periods ended June 30, 1996 and 1995. The results of interim periods are not necessarily indicative of results to be expected for the year.

2.       Bank Loans
         ----------

         The Company and a subsidiary, Jason Pharmaceuticals. Inc. entered into loan agreements on May 17, 1995 totaling $2,000,000, of which $1,800,000 is a working capital loan and $200,000 is a term loan. Loan advances which are included in long-term debt available from the working capital loan are based on percentages of accounts receivable and inventory; as of June 30, 1996, $1,062,000 was available, of which $33,000 was unused.

         In April 1996, another subsidiary of the Company borrowed $250,000 pursuant to another working capital loan agreement from a bank, which loan is guaranteed by the Company.

                                HEALTHRITE, INC.
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

In March 1996, the Company instituted a Consolidation Plan. The Plan provided for the employment of Mr. Bradley T. MacDonald as President and Chief Operating Officer and the consolidation of management and administrative functions of the Company's three units: the Vitamin Specialties Division, which conducts retailing and direct mail activities, and the Company's wholly-owned subsidiaries, Montana Naturals Int'l Inc. and Jason Pharmaceuticals, Inc. which conduct brand manufacturing, contract manufacturing and distribution activities.

The cost of the Consolidation Plan aggregated $388,000, comprising $100,000 in employee compensation, being the excess of market value over the sales price of 100,000 shares acquired from the Company by the President of the Company in March 1996, $265,000 in compensation and severance costs paid to employees not retained by the Company, and $23,000 in recruiting and relocation expenses.

Three Months Ended June 30, 1996 and June 30, 1995
- --------------------------------------------------

Revenues increased $331,000 or 8% over the period. The increase was attributable primarily to expanded contract manufacturing revenues from one customer, and additional brand product revenues, while revenues generated from the retail operations remained relatively stable.

Cost of sales, including warehousing, distribution, and occupancy increased by $365,000 or 17%, and increased as a percentage of revenues by 4% from 53% in 1995 to 57% in 1996. The principal factor contributing to the increase was reduced gross profit margins on contract manufacturing sales.

Selling, general and administrative expenses decreased by $123,000 or 8% principally as a result of a reduction in personnel costs associated with the Consolidation Plan. As a percentage of revenues, these expenses decreased by 6% from 42% in 1995 to 36% in 1996.

For the three months ended June 30, 1996, the Company's brand and contract manufacturing and distribution operations generated income from operations of $435,000, compared with a loss from retail and direct mail operations of $158,000.

                                HEALTHRITE, INC.
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Interest expense was $58,000 in 1996 as compared with $10,000 (credit) in 1995 as a result of an increase in borrowings.

Other income was $32,000 in 1995, consisting primarily of the gain on sale of fixed assets.

The provision for income taxes increased from 11% in 1995 to 33% in 1996. The principal factor contributing to the increase was the benefit of a net operating loss carryforward in 1995.

Six Months ended June 30, 1996 and June 30, 1995
- ------------------------------------------------

Revenues increased $68,000 or 1% over the period. The increase was attributable primarily to an increase in contract manufacturing revenues offset by a reduction in brand product revenues.

Cost of sales, including warehousing, distribution, and occupancy increased by $277,000 or 6%, and as a percentage of revenues, increased by 3% from 54% in 1995 to 57% in 1995. The principal factors contributing to the increase were expanded revenues and reduced gross margins on contract manufacturing revenues.

Selling, general and administrative expenses decreased by $202,000 or 6% principally as a result of a reimbursement during the first quarter of insurance premiums arising from a reclassification of business decription and a reduction in personnel costs.

For the six months ended June 30, 1996, excluding the $388,000 cost of the Consolidation Plan, the Company's brand and contract manufacturing and distribution operations generated income from operations of $673,000 compared with a loss from retail and direct mail operations of $313,000.

Interest expense was $118,000 in 1996 as compared with $23,000 in 1995, an increase of $95,000 or 413%, as a result of an increase in borrowings.

Other income was $48,000 in 1995, consisting primarily of the negotiated reduction of an outstanding obligation and $33,000 in 1996, being a gain on the sale of fixed assets.

The $35,000 provision for income tax in 1995, reflects the benefit of net operating loss carry forwards.

Seasonality
- -----------

The Company believes that its business is not subject to significant seasonality.

Liquidity and Capital Resources
- -------------------------------

The Company had working capital of $2,559,000 on June 30, 1996 compared with $2,600,000 at December 31, 1995.

The Company and Jason entered into agreements on May 17, 1995 providing for loans totaling $2,000,000, of which $1,800,000 is a working capital loan and $200,000 is a term loan. Loan advances available from the working capital loan are based on percentages of accounts receivable and inventory; as of June 30, 1996, $1,062,000 was available, of which $33,000 was unused.

In April 1996, the Company obtained a $250,000 line of credit from one of its existing lenders to fund working capital needs, all of which has been utilized..

The Company intends to complete a private placement in August 1996 of shares of its newly created Series A Preferred Stock with the proceeds to be applied to the development and marketing of a range of products under the brand name "Nautilus," the rights to which name it acquired pursuant to a long term license agreement and for working capital.

The Company believes that its working capital and anticipated cash flow from operations, together with funds available pursuant to the above mentioned loan agreements and equity financing, will be sufficient to meet the Company's anticipated working capital requirements for at least twelve months from June 30, 1996.

Inflation
- ---------

To date, inflation has not had a material effect on the Company's business.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

         In August 1996 the Board of Directors of the Company authorized a Preferred Stock Series A, par value $.001 per share ("Series A") consisting of 450,000 shares. The terms of the Series A provides that the shares will have a liquidation preference over shares of Common Stock and shares of Preferred Stock ranking junior to the Series A of $2.00 per share (the "Liquidation Value") and will be entitled to dividends prior to any dividends payable to holders of Common Stock or shares of Preferred Stock ranking junior to the Series A at the rate of 8% per annum of the Liquidation Value payable annually, with the Company to be obligated to redeem the shares on a date five years from the date of sale at their Liquidation Value plus accrued but unpaid dividends. The Series A shares are to be convertible at the option of the holder into shares of Common Stock at the rate of one share of Common Stock for each Series A share, subject to adjustment for stock dividends, stock splits and stock combinations. The rate is also to be adjusted if at the time of the first registration under the Securities Act of 1933 of an offering of Series A shares or shares of Common Stock issued upon conversion, the "Market Price" of the Common Stock as defined is less than $2.00 per share, in which event shares issuable upon conversion will be increased to the quotient obtained by dividing $2.00 by the "Market Price." "Market Price" is defined as the average of the closing sales prices on the largest trading market on which the Series A shares is then traded for the 20 day period immediately preceding the effectiveness of the registration statement registering the offering.

         The Series A shares are to be non-voting except holders will be entitled to elect a director to the Board of Directors during the period the Company is delinquent by at least 90 days in the payment of an annual dividend installment. The terms of the Series A also require the approval of the majority of the outstanding shares of the Series to (i) adopt an amendment to the Certificate of Incorporation which would materially adversely affect the rights and privileges of the holders of the Series A shares; (ii) authorize a series of Preferred Stock which ranks senior or in parity with respect to the dividend or liquidation preference of the Series A; (iii) approve a sale of substantially all the assets of the Company in a transaction which requires under Delaware law a vote of the stockholders of the Company and (iv) authorize a merger or consolidation or the Company other than with a wholly-owned subsidiary.

         The Company is about to complete a private placement at a price of $2.00 per share to accredited investors of up to 450,000 shares with at least 350,000 shares having been sold as of August 13, 1996. The net proceeds after deducting applicable expenses are to be applied to the development and marketing of a range of products under the brand name Nautilus, the rights to which name were obtained by the Company pursuant to a long term license agreement effected in March 1996, and for working capital. The related stock purchase agreements with the investors grant them the right to have the Company include, at the Company's expense, for purposes of registering an offering under the Securities Act of 1933 of the Series A shares or shares of Common Stock received upon conversion in a Company registration statement registering securities for the

Company's account or the accounts of other securityholders; such right to be limited to no more than two occasions.

         The Company has agreed in connection with the private placement and pursuant to its obligations under its Management Consulting Agreement with Founders Management Services, Inc. ("Founders") to issue to Founders five year warrants to purchase 30,000 of the Company's Common Stock at a price of $2.50 per share in consideration for its services in negotiating the terms of and supervising the financing on behalf of the Company. Founders is affiliated with Messrs. Warren H. Haber, Chairman of the Board and John L. Teeger, Vice Chairman, Secretary and a Director of the Company. Similar Warrants to purchase up to 26,200 shares may also be issued to H.C. Wainwright & Co., Inc. in consideration for its services as a placement agent.

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  3.(i)(a) - Certificate Setting Forth Resolutions of the Board of Directors with respect to terms of the Preferred Stock Series A.

         (b)  Reports on Form 8-K

                  No Current Reports on Form 8-K filed by the Company during the three months ended June 30, 1996.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                HEALTHRITE INC.
                                ---------------

                                 (Registrant)


                                  s/Bradley T. MacDonald
                                  ----------------------
                                 Bradley T. MacDonald
                                 President

                                 s/John L. Teeger
                                 -----------------------
                                 John L. Teeger
                                 Vice Chairman,
                                   Chief Financial Officer




Dated: August 13, 1996