Form 10QSB
period 1996-09-30
HEALTHRITE INC
filed 1996-11-13
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996
                          Commission File No. 0-23016

                                HEALTHRITE, INC.
                                ----------------
              (Exact name of small business issue in its charter)

    Delaware                                                 13-3714405
    --------                                                 ----------
(State of Incorporation)                            (I.R.S. Employer I.D. No.)
------------------------                            --------------------------

                  11445 Cronhill Drive, Owings Mills, MD 21117
              (Address of principal executive offices & zip code)

                                 (410) 581-8042
                Registrant's telephone number, include area code


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



Number of shares outstanding of Registrant's Common stock, as of November 11, 1996: 4,276,472 shares

                                HealthRite, Inc.
                                     INDEX


Part I


Financial Information:


    Condensed Consolidated Balance Sheet-
    September 30, 1996 (unaudited) and December 31, 1995 ....................3

    Condensed Consolidated Statement of Operations-
    Three and Nine Months Ended September 30, 1995 and 1996 (unaudited) .....4

    Condensed Consolidated Statement of Cash Flows
    Nine Months Ended September 30, 1995 and 1996 (unaudited) ...............5

    Notes to Financial Statements ...........................................6

    Management's Discussion and Analysis ....................................7

Part II

    Signature Page .........................................................10

                                HEALTHRITE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                      December 30, 1996   December 31, 1995
                                                        (Unaudited)
    ASSETS

Current Assets
   Cash                                                     $592,000            $348,000
   Accounts receivable, net of allowance                   1,587,000             932,000
   Merchandise inventory                                   3,191,000           3,064,000
   Prepaid expenses and other current assets                 359,000             238,000
   Deferred tax assets                                       330,000             242,000
                                                        ------------        ------------
            Total Current Assets                           6,059,000           4,824,000

Property, plant and equipment - net                        3,671,000           3,909,000
Customer lists - net                                         117,000             129,000
Excess of purchase price over net assets acquired            576,000             522,000
Other assets                                                 720,000             188,000
                                                        ------------        ------------
            TOTAL ASSETS                                 $11,143,000          $9,572,000
                                                        ============        ============


    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
   Current maturities of long-term obligations              $364,000            $399,000
   Accounts payable & accrued expenses                     2,440,000           1,825,000
                                                        ------------        ------------
            Total Current Liabilities                      2,804,000           2,224,000

Long-term obligations and capital leases                   2,074,000           2,261,000
Deferred income taxes payable                                 54,000              46,000
                                                        ------------        ------------
            Total Liabilities                             $4,932,000          $4,531,000
                                                        -----------         ------------


Commitments and Contingencies
Redeemable convertible 8% preferred stock
Par value $.001,  2,000,000 authorized
432,500 issued and outstanding                               865,000
                                                        ------------

Stockholders' Equity
Common stock; par value $.001 per share                        4,000               4,000
10,000,000 authorized;
4,276,472 issued at September 30, 1996 and
4,176,472 issued at December 31, 1995
Additional paid-in-capital                                 6,818,000           6,694,000
Accumulated deficit                                      (1,476,000)         (1,657,000)
                                                        ------------        ------------
            Total Equity                                   5,346,000           5,041,000
                                                        ------------        ------------

TOTAL LIABILITIES & STOCKHOLDER EQUITY                   $11,143,000          $9,572,000
                                                        ============        ============




                                                                  3






                                HEALTHRITE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                      December 30,
                                                                   1996           1995               1996             1995


Revenue                                                         $4,379,000     $3,940,000         $12,684,000     $12,177,000

Cost of sales, including warehousing
   distribution, and occupancy                                   2,369,000      2,439,000           7,080,000       6,872,000
                                                               ------------   ------------        ------------    ------------
Gross Profit                                                     2,010,000      1,501,000           5,604,000       5,305,000

Selling, general, and administration                             1,721,000      1,547,000           4,956,000       4,954,000
   Cost of Consolidation Plan                                                                         388,000
                                                               ------------   ------------        ------------    ------------

Income/(loss) from operations                                      289,000        (46,000)            260,000         351,000

Other income/(expenses)
   Interest, net                                                   (60,000)       (66,000)           (179,000)        (89,000)
   Other income/(expense)                                            4,000       (227,000)             38,000        (209,000)
                                                               ------------   ------------        ------------    ------------

Income/(loss)                                                      233,000       (339,000)            119,000          53,000
   before provision for income taxes

Provision (Benefit) for income taxes                                (5,000)        10,000             (62,000)         45,000
                                                               ------------   ------------        ------------    ------------

NET INCOME/(LOSS)                                                  238,000       (349,000)            181,000           8,000
                                                               ============   ============        ============    ============

Less: Stock dividend on preferred stock                              9,000                              9,000

Net income attributable to common shareholders                    $229,000      $(349,000)           $172,000          $8,000
                                                               ============   ============        ============    ============

Net income/(loss) per share                                          $0.05         ($0.08)              $0.04           $0.00
                                                               ============   ============        ============    ============

Weighted average shares outstanding                              4,333,000      4,176,000           4,287,000       4,176,000
                                                               ============   ============        ============    ============

                                HEALTHRITE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                             Nine Months Ended September 30,
                                                                              1996                   1995
Cash Flow  from  Operating Activities:

Net income (loss)                                                            $181,000               $357,000
Adjustment to reconcile net income to net
cash provided by operating activities:
  Depreciation & amortization                                                 495,000                262,000
  Non-cash compensation                                                       100,000
  Amortization of deferred compensation                                                               34,000
  Deferred tax asset                                                          (88,000)                 5,000
  (Gain) loss on  asset sale                                                  (26,000)


Changes in assets and liabilities:
  (Increase)/decrease in accounts receivable                                 (654,000)                74,000
  (Increase)/decrease in inventory                                           (127,000)               (76,000)
  (Increase)/decrease in prepaid expenses & other current assets             (122,000)                77,000
  (Increase)/decrease in A/P and accrued expenses                             624,000               (259,000)
                                                                         ------------            ------------
Net cash provided by operating activities                                     383,000                474,000
                                                                         ------------            ------------

Cash Flow from Investing Activities:
  Proceeds from sale of equipment                                              55,000
  Purchase of equipment                                                      (239,000)              (388,000)
  Purchase of subsidiary                                                      (90,000)            (1,823,000)
  Increase/(decrease) in other assets                                        (532,000)              (123,000)
                                                                         ------------            ------------
Total Cash Flow from Investing Activities                                    (806,000)            (2,334,000)
                                                                         ------------            ------------


Cash Flow from Financing Activities:
  Proceeds from debt                                                          300,000              1,260,000
  Payment of debt                                                            (522,000)            (1,106,000)
  Proceeds from sale of common /preferred stock                               889,000                337,000
                                                                         ------------            ------------
Net cash provided by financing activities:                                    667,000                491,000
                                                                         ------------            ------------

NET INCREASE/(DECREASE) IN CASH                                               244,000             (1,369,000)

Cash and cash equivalents at beginning of period                              348,000              1,976,000
                                                                         ------------            ------------

Cash and cash equivalents at end of period                                   $592,000               $607,000
                                                                         ============            ============

Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                                                    179,000                 89,000
  Income Taxes                                                                 22,000
        Total                                                                $201,000                $89,000

Summary of noncash transactions
  Dividends on preferred stock                                                 $9,000



                                                                 5

                                HealthRite, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   General

On July 17, 1995, the Registrant's Certificate of Incorporation was amended to change its name from Vitamin Specialties Corp. to HealthRite, Inc.

On August 14, 1996, the Registrant launched its Nautilus Nutritionals product line.

The information contained herein with respect to the nine month period ended September 30, 1996 and 1995 has not been audited but was prepared in conformity with the accounting principles and policies described in the company's Annual Report on Form 10-KSB for the year ended December 31, 1995. Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three and nine month periods ended September 30, 1996 and 1995. The results of interim periods are not necessarily indicative of results to be expected for the year.

2.   Bank Loans

On May 17, 1995, the Registrant and a subsidiary, Jason Pharmaceuticals, Inc.,(Jason) entered into a loan agreement collateralized by the assets of Jason and the Company with borrowing availability based on percentages of accounts receivable and inventory. At September 30, 1996, total borrowing availability was $1,074,000; total borrowed was $1,022,000 leaving $52,000 available for use.

In April 1996, Montana Naturals Int'l Inc. (Montana Naturals), a subsidiary of the Company borrowed $250,000 pursuant to another working capital loan agreement from a bank, guaranteed by the Registrant. In September 1996, this subsidiary applied for an additional $250,000 loan for working capital.

3.   Sale of Convertible Preferred Stock

In August 1996, the Registrant sold 432,500 shares of 8% Convertible Preferred Stock.

                                HealthRite, Inc.
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Results of Operations


In March 1996, the Registrant instituted a Consolidation Plan. The Plan provided for the employment of Mr. Bradley T. MacDonald as President and Chief Operating Officer and the consolidation of management and administrative functions of the Company's three units: the Vitamin Specialties Division, which conducts retailing and direct mail activities, and the Company's wholly-owned subsidiaries, Montana Naturals Int'l Inc. and Jason Pharmaceuticals, Inc. which conduct brand manufacturing, contract manufacturing and distribution activities.


Three Months Ended September 30, 1996 and September 30, 1995


Revenues increased $439,000 or 11% over the prior period. The increase was attributable primarily to increased Montana Naturals branded sales.

Cost of sales, including warehousing, distribution, and occupancy decreased by $70,000 or 3%, and as a percentage of revenues decreased by 8% from 62% in 1995 to 54% in 1996. The decrease in cost of sales resulted in lower cost of production and increasing in selling prices.

Selling, general and administrative expenses increased by $174,000 or 11% but as a percentage of revenues, remained at 39% between 1995 and 1996. The dollar increase was attributable to the increased sales effort in Montana Naturals branded sales.

Interest expense was $60,000 in 1996 as compared to $66,000 in 1995. The difference was attributable to a decrease in outstanding borrowings.

Other Income was $4,000 in 1996 as compared to Other Expenses of $227,000 in 1995. The difference is primarily the result of relocation expenses of $227,000 incurred in 1995.

Nine Months Ended September 30, 1996 and September 30, 1995


During the first nine months of 1996, non-retail activities earned $892,000. The retail and catalog operations lost $632,000. However, during this quarter, the retail losses were $83,000 compared to the first and second quarter losses of $ 391,000 and $158,000 respectively.

Revenues increased $507,000 or 4% over the prior period. The increase was attributable primarily to Montana Naturals branded sales.

Cost of sales, including warehousing, distribution, and occupancy increased by $208,000 or 3%, and as a percentage of revenues remained the same at 56%.

Selling, general, and administrative expenses were about the same.

Interest expense, (net) was $179,000 in 1996 as compared to $89,000 in 1995. The difference was attributable to an increase in borrowings and a decrease in surplus funds invested (see Liquidity and Capital Resources below).

Other income was $38,000 in 1996 as compared to other expense of $209,000 in 1995. The difference is primarily the result of relocation expenses of $227,000 incurred in 1995.

The provision for income taxes in 1996 relates to state income taxes payable and deferred federal income taxes.


Seasonality


The Registrant believes that its business is not subject to significant seasonality.

Liquidity and Capital Resources


On January 3, 1995, the Registrant acquired all of the outstanding common stock of Jason and a note payable to former stockholders of $450,000 for $2,998,000, which consisted of $2,660,000 cash and 67,500 shares of the Company's common stock valued at $388,000. The acquired net assets of Jason included $1,175,000 of cash.

The Registrant had working capital of $ 3,255,000 on September 30, 1996 compared with $2,600,000 at December 31, 1995.

The Company and Jason entered into an agreement with a financial institution on May 17, 1995 providing for loans totaling $2,000,000 of which $1,800,000 is a working capital loan and $200,000 is a term loan. Loan advances available from the working capital loan are based on percentages of accounts receivable and inventory. As of September 30, 1996, $1,074,000 was available of which $52,000 was unused.

In April 1996, Montana Naturals obtained a $250,000 line of credit from its existing lender to fund working capital needs. In September 1996, this subsidiary applied for an additional $250,000 to be used for working capital.

In August 1996, the Company sold 432,500 shares of 8% Convertible Preferred Stock Due 2001 which generated gross proceeds of $865,000. The shares are convertible into the Company's common stock on the basis of one share of common for each share of convertible preferred stock. The proceeds will be used to develop the Nautilus brand products and for working capital.

The Registrant believes that its working capital and anticipated cash flow from operations, together with funds available from its credit arrangements and its recent equity financing, will be sufficient to meet the Registrant's anticipated working capital requirements for at least twelve months from September 30, 1996.


Inflation


To date, inflation has not had a material effect on the Company's business

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            HealthRite Inc.
                                            ---------------

                                            (Registrant)


                                        /s/ Bradley T. MacDonald
                                        ------------------------
                                            Bradley T. MacDonald
                                            President & CEO


                                       /s/  A. J. Talluto
                                       ----------------------------
                                            A. J. Talluto
                                            Chief Financial Officer