Form 10KSB
period 1996-12-31
HEALTHRITE INC
filed 1997-04-08
CIK 910329

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996                      Commission File
                                                                     No. 0-23016
                                HEALTHRITE, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)


               Delaware                                  13-3714405
  -------------------------------------             ---------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

   11445 Cronhill Dr. Owings Mills, MD                     21117
  -------------------------------------             ---------------------
    (Address of principal offices)                     (Zip Code)

Registrant's telephone number, including Area Code: (410) 581-8042
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                           ------------------
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period commencing December 30, 1994, and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

Number of shares outstanding of Registrant's Common Stock, as of March 20, 1997: 4,276,472 shares.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the year ended December 31, 1996 were $16,503,917.

Aggregate market value of voting stock held by non-affiliates of Registrant (deemed by Registrant for this purpose to be neither a director nor a person known to Registrant to beneficially own, exclusive of shares subject to outstanding options, less than 5% of the outstanding shares of Registrant's Common Stock) computed by reference to the closing sales price as reported on the NASDAQ on March 24, 1997: $7,131,315.

Documents incorporated by reference:  None

                                                      PART I


ITEM 1.           BUSINESS.

SUMMARY

HealthRite, Inc. (the "Company") is engaged in the production, distribution and sale of vitamins, natural nutritional and dietary nutritional supplements, herbal-based products, weight-loss products, sports nutrition products, personal care products, and natural cosmetics. It is also engaged to a limited extent in the retail sale of over-the-counter products, food snacks and beverages. The Company's basic business strategy has been to capitalize on the emerging awareness by the general public and the medical community of the "wellness" approach to personal health. This approach focuses on proper dietary habits, an exercise regimen, and the ingestion of appropriate vitamin, mineral and other nutritional supplements.

On July 29, 1993, the Company commenced operations by acquiring for $1,590,000 in cash the assets of Vitamin Specialties Corporation ("VSC") and of NHP Corporation ("NHP"). These two privately-held corporations had been in business since 1963 selling vitamin and nutritional products through a chain of retail stores and by direct marketing through catalog sales. On August 10, 1994, the Company acquired Montana Naturals Int'l, Inc., a Montana corporation ("MTNA"), through a merger. Since June 1987, MTNA has manufactured and marketed natural nutritional supplements containing bee pollen, bee propolis and royal jelly as basic ingredients. On January 3, 1995 the Company acquired all of the outstanding capital stock of Jason Pharmaceuticals, Inc., a Maryland corporation ("Jason") for $2,788,000 and the issuance of 67,500 shares of its Common Stock. Jason had developed, manufactured and distributed medical weight loss nutritional supplement products for 15 years. On July 17, 1995, the Certificate of Incorporation was amended to change the name of the corporation from Vitamin Specialties Corp. to HealthRite, Inc. (the "Company").

MARKET

The nutrition industry is broadly defined by product segments which include natural foods, dietary supplements, and natural personal care. The August 1996 issue of the Nutritional Business Journal reported that in the nutrition industry:

  o Revenues were $17.2 billion;
  o Revenue growth is at a 14% - 16% rate annually;
  o The supplements share of that market is 52%; and
  o The sport nutrition market exceeded $800 million in 1995.

COMPETITION

The market for the Company's products is highly competitive, but fragmented. Many manufac turers and wholesalers sell directly to retail customers in the Company's current channels of distribution and direct marketing. The Company's private label products compete with both national brand name and other private name products containing similar ingredients. Retail distribution of vitamins occurs through various channels such as specialty vitamin stores, General Nutrition Company stores, local drug stores, health food stores, supermarkets, department stores, mass merchandisers, multi-level companies and direct marketing. In its distribution through direct marketing, the Company competes with national marketers of vitamins and other nutrition supplements, such as Nature's Bounty, Rexall SunDown, and with a large number of smaller, regionally-based direct marketers, some of which also manufacture their own products and some of which sell products manufactured by others. Other competitors are engaged in franchise operations. The Company has an insignificant share of the market.

In 1996, the Company launched the following initiatives:

1) On April 4, 1996, the company executed an exclusive three year license, with an option to renew for an additional two years, to use the Nautilus(R) name for vitamins, minerals, and nutritional products including but not limited to weight loss and gain products. The license obligates the Company to pay a percentage of royalties on all net invoiced sales, contribute a percentage to the Nautilus(R) advertising, and the direct Nautilus(R) Nutritional advertising. Nautilus(R) is an internationally known name in the sports nutrition industry and the Nautilus(R) name is exclusively under license to the Company for sports nutrition products.

2) In anticipation of the Nautilus(R) introduction, the Company organized a sales team in 1996 headed by a former national sales director of a major producer of paper products. Reporting to this Senior Vice President are three direct call salespersons with extensive experience and relationships in mass markets and retail brokers in nutritional/health food products. As a result, the Company is negotiating with major mass market accounts in addition to fitness centers, sporting goods chains, and military exchanges. Since its introduction in mid-January 1997, Nautilus shipments, as of March 20, 1997 total $245,452.

3) The Company will test a new health food "store within a super store" concept called the TAKE SHAPE(R) Nutrition Center. The first TAKE SHAPE(R) Nutrition Center will open in a Wal-Mart Supercenter located in Lewistown, Pennsylvania in mid-April 1997. The Company intends to roll out additional TAKE SHAPE(R) Nutrition Centers on military bases and other (leased department) locations later this year.

PRODUCTS

The Company offers, principally under its brand labels, a broad selection of vitamins, minerals and herbal-based products, natural nutritional supplements, dietary nutritional supplements, weight-loss, sports nutrition and personal care products, and natural cosmetics. Its product line also includes many over-the-counter drug items such as laxatives, antacids, expectorants, decongestants, cold and sinus products, and analgesics. The Company recently launched a variety of Pure Energy Herbal Instant Teas and won a "Best Product in its Class" award at the NNFA show.

Sales of products under the Company's brand labels accounted for 83% of the Company's net sales for 1996 and 86% of the Company's net sales for 1995 with sales of national brand-name products and products under customer labels accounting for the balance. Of the more than 2,600 items offered, approximately 500 items are offered under the VITAMIN SPECIALTIES(R) name. The Company's natural nutritional supplement products contain bee pollen, bee propolis or royal jelly as their basic ingredients and are offered under the MONTANA BIG SKY(R) brand label.

"Nautilus(R)" was introduced in January 1997 and will provide a range of products to include sports nutrition and dietary supplements in bars, tablets, capsules, and powders.

Jason Pharmaceuticals, Inc., maintained its market share in its core business of offering physician-supervised weight loss porgrams. Jason's Medifast(R) and TAKE SHAPE(R) meal replacement programs were selected to be used in a new study on obesity conducted by the National Institutes of Health.

SALES

The Company offers its products principally through 1) a distributor/broker network; 2) telemarketing in connection with its Medifast(R) products; 3) a chain of fourteen (14) retail stores; and 4) direct marketing through a Company catalog of its private label products which currently comprises 500 nutritional supplements. The Company also contracts production of its energy and herbal supplement capacity to selected companies under their labels, in accordance with their specifications.

The company has three units:

MONTANA NATURALS INTERNATIONAL, INC. Sales of the MONTANA BIG SKY brand products are effected through a distributor/broker network currently consisting of seven brokerage houses and 58 distributors throughout the United States. Foreign sales accounted for approximately 9.4% and 7.4% of net sales, respectively, for 1996 and 1995. Montana Naturals distributes the new Nautilus(R) line.

JASON PHARMACEUTICALS, INC. Medifast(R) products are offered through physicians, hospitals and pharmacies. Jason solicits these entities through its full-time telemarketers in connection with physician-supervised medical treatment programs for obesity. Products are manufactured and packaged in accordance with customers' specifications and sold under the customers' labels both domestically and in foreign countries through the customers' own distribution channels. New medical protocols which recommend diet supplements be taken with appetite control drugs (Redux and "Fen-Phen") to offset certain side-effects of these drugs were published in March 1997.

VITAMIN SPECIALTIES operates fourteen retail stores and a catalog operation in the Philadelphia area. A Senior Citizen Day every Tuesday offering 20% discounts has allowed the chain to build traffic and sales while selected price increases on high demand items improved margins.


DIRECT MARKETING. Direct marketing consists of preparing and mailing catalogs of the Company's Vitamin Specialties and branded products. Two mailings of the catalog were accomplished during 1996. The current catalog contains 500 items, many of which are packaged and offered in varying quantities. Most of the catalog items are also offered at the Company's retail locations. The mailing list, which currently contains 19,000 names, is regularly updated.

The design, preparation and printing of the catalog are performed by a non-affiliated entity. Orders may be placed by an "800" number, telefax or by mail. Orders are computer processed and shipped UPS or US Mail. Occasionally, orders are bulk-shipped to customers in foreign countries. Orders are filled in four designated catalog stores staffed with senior health supple ment experts, who also answer customer questions.

MANUFACTURING. The Company manufactures and packages a majority of its products in tablet and hard shell capsules and a portion of its products in powder and liquid form. In the produc tion and packaging of the products the Company maintains a quality control program which includes sample testing of raw materials and finished products, weight testing and purity testing.
Products are packaged in tamper-resistant containers.

Manufacturing and packaging are performed at its Arlee, Montana and Owings Mills, Maryland facilities. The Arlee, Montana facility was upgraded and expanded during 1995. Further expansion of this facility is planned for 1997. Primary components of the products are supplied from various U.S vendors and, if economically advantageous, from overseas suppliers. Alternate sources of supply exist for all components.


WAREHOUSING AND DISTRIBUTION

The Company maintains warehouse and distribution operations at its Arlee and Owings Mills facilities. In 1996, a distribution facility in Temple, Texas, managed by McLane Inc., was contracted to manage the inventory of Nautilus(R) and ship to customers in the mass market segment of the business. Product is shipped via UPS or common carrier.

ADVERTISING AND PROMOTION

Historically, advertising and promotion have been through print and radio media. Inserts in local publications and regional newspaper supplements, supplemented by local radio advertising serve to promote and advertise products. In 1997, the Company expects to advertise in national publications such as Muscle & Fitness, Shape, Men's Fitness, Prime Health & Fitness, and Women's Sports & Fitness. Advertising will also be placed in select regional publications including California Competitor, California City Sports, Florida Sports, and New York Metro Sports.

The Company's Nautilus Nutritionals Division is the major sponsor for a professional mountain bike team - the Nautilus Nutritionals/Barracuda Team. During 1997, the team will make special appearances at trade and consumer shows, grand opening events, and other promotional venues. The Nautilus Nutritionals/Barracuda Team will also have dedicated areas at all 16 scheduled mountain bike events for Nautilus Nutritionals and Montana brands sampling.



The Company owns several registered trademarks registered, including VITAMIN SPECIALTIES(R), MEDIFAST(R), TAKE SHAPE(R), PRO-TECH(R), STAY CALM(R), LOVING MOOD(R) and PURE ENERGY(R). MONTANA BIG SKY is registered with the state of Montana.


GOVERNMENTAL REGULATION

Current

New FDA standards on ingredients and labeling prompted Vitamin Specialties to revamp its product line and significant resources were expended to meet these new requirements. Inventory shortages in the last quarter of 1996 were higher than normal during the transition to the updated line. Vitamin Specialties products and labels will be in compliance with the new regulations by the end of the second quarter of 1997.

History

The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, principally the Food and Drug Administration (the "FDA"). The Company also must comply with the standards, labeling and packaging requirements imposed by the FDA for the sale of food products. These regulations prevent the Company from representing in its literature and labeling that its products produce or create medicinal effects or possess drug-related characteristics. The FDA could, in certain circumstances, require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, or impose additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation. The FDA, in particular, regulates the advertising, labeling and sales of vitamin and mineral supplements. If the FDA believes the products are unapproved drugs or food additives rather than food supplements, than the FDA may initiate enforcement proceedings. Any or all of such requirements could adversely affect the Company's operations and its financial condition.

To the extent that sales of vitamins and nutritional supplements may constitute improper trade practices or endanger the safety of consumers, the operations of the Company may also be subject to the regulations and enforcement powers of the Federal Trade Commission (" FTC"), and the Consumer Product Safety Commission. The Company's activities are also regulated by various agencies of the states and localities in which the Company's products are sold. The FDA has suspended enforcement of some of the regulations as to dietary supplements required by the Dietary Supplement Health and Education Act of 1994 ("DSHEA") enacted on October 25, 1994. The DSHEA significantly alters the federal regulatory framework for dietary supplements and contains several provisions directly affecting the labeling of the Company's products. Under the DSHEA, a dietary supplement manufacturer may include in its labeling a "statement of nutritional support" which claims a benefit related to a classical nutrient deficiency disease and describes the general well-being resulting from consumption of a dietary supplement as long as the statement is truthful and not misleading. The manufacturer must include in the statement of nutritional support a required qualification that the supplement is not intended to diagnose, treat, cure or prevent any disease and that the FDA has not evaluated the statement. The DSHEA also requires dietary supplement labeling to list the name and quantity of each ingredient and include the term "dietary supplement" in the labeling. In addition, the FDA must promulgate regulations regarding nutrition information labeling for dietary supplements. The DSHEA directed that such regulations were to become mandatory for dietary supplement manufacturers after December 31, 1996.

The nutrition labeling and nutrient content claim provisions of Nutrition Labeling and Education Act ("NLEA") are presently not being enforced for dietary supplements. The enforcement date for the rules in this area will probably be January 1, 1998. At this point in time, the rules have not been finalized and thus the enforcement date for the rules in this area may be pushed back further. However, the health claim provisions of NLEA, as modified by DSHEA, are being presently enforced.

Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or the competitive position of the Company.

PRODUCT LIABILITY AND INSURANCE

The Company, like other producers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. The Company maintains insurance against product liability claims with respect to the products it manufactures. With respect to the retail and direct marketing distribution of products produced by others, the Company's principal form of insurance consists of arrangements with each of its suppliers of those products, to name the Company as beneficiary on each of such vendor's product liability insurance policy to the extent of $1,000,000. The Company does not buy any products from any supplier who does not afford such coverage. The Company in 1994 supplemented such coverage by acquiring a $1,000,000 liability policy as an umbrella with respect to product liability and as direct insurance with respect to liabilities arising from its own actions. The Company's product liability insurance policies with respect to the products it acquires for resale do not cover claims arising prior to the acquisition of VSC and NHP. There can be no assurance that the Company's coverage will continue to be available or, if available, that it will be adequate to cover all liabilities to which the Company might be subject.

EMPLOYEES

At March 15, 1996, the Company employed 167 people, of whom 63 were engaged in retail, 58 in manufacturing, and 46 in marketing, administrative and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company.


ITEM 2.   DESCRIPTION OF PROPERTY.

The Company's manufacturing, warehousing and distribution operations are in two facilities. A 24,000 square-foot facility in Arlee, Montana is owned by the Company (subject to an outstanding mortgage) and its 43,300 square-foot facility in Owings Mills, Maryland is leased through the year 2000, with a 5-year renewal option.

The Company's 14 retail stores are leased with various expiration dates ranging from June 1997 through June 2000. The leases require the Company to bear, in addition to the basic rent, the costs of insurance, tax and certain operating costs. Six of the 14 leases provide for the payment as additional annual rent of a designated percentage (ranging from 4% to 6%) of the store revenues which exceed certain designated thresholds.


ITEM 3.   LEGAL PROCEEDINGS.

There are two claims that may have a financial affect on the company. In Skees vs. Jason Pharmaceuticals, Inc., the opinion of counsel is that the outcome is uncertain. In Montgomery Realty Company vs. Vitamin Specialties, the Company believes that the matter will be resolved for under $20,000.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the twelve months ended December 31, 1996.

PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock has been quoted under the symbol HLRT since July 17, 1995 on the Nasdaq SmallCap Stock Market. The following is a list of the low and high bid quotations by fiscal quarters for 1996, 1995 and 1994 as reported by Nasdaq:

                                                 1996
                                                 ----

                                                 Low                High
                                                 ---                ----

Quarter ended March 31, 1996                     1 7/8             2 1/4
Quarter ended June 30, 1996                      1 7/8             2 5/8
Quarter ended Sept 30,1996                       1 7/8               3
Quarter ended Dec 31, 1996                       2 1/2             3 1/8


                                                 1995
                                                 ----

                                                 Low                High
                                                 ---                ----

Quarter ended March 31, 1995                     3 1/2               5
Quarter ended June 30, 1995                      2 3/8             3 5/8
Quarter ended Sept 30, 1995                      2 3/8             3 1/8
Quarter ended Dec 31, 1995                       1 7/8             2 5/8


                                                 1994
                                                 ----

                                                 Low                High
                                                 ---                ----

Quarter ended March 31, 1994                     4 3/4               5
Quarter ended June 30, 1994                      4 3/8             4 3/4
Quarter ended September 30, 1994                 4 1/2             5 1/8
Quarter ended December 31, 1994                  4 3/4               5


The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

(b) There were 248 record holders of the Company's Common Stock, as of March 19, 1997.

(c)  No dividends were declared by the Company during 1996, 1995 or 1994.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1996 Compared with 1995

Consolidated net sales for 1996 were $16,504,000 which were $485,000, (3%) more than 1995 sales of $16,019,000. The net increase was a result of MTNA increased private label, contract manufacturing and international sales, offset by the decrease in retail store sales due to the closing of three stores. Same stores sales increased from $2,865,000 to $3,082,000, or a 7% increase.

Cost of sales including cost of warehousing, distribution and occupancy ($9,216,000) increased by $49,000 (0.5%), but as a percentage of net sales decreased by 1.4% from 57.2% in 1995 to 55.8% in 1996. This resulted because of lower production cost and price increases.

Reducing the number of divisional executives, general cost cutting, business consolidation, and payroll reduction across the Company lowered Selling, General and Administrative expenses ($6,455,000) by $395,000 (39% of revenues), as compared to 43% in 1995.

Interest expense of $242,000 in 1996 increased from $157,000 in 1995 principally from larger balances in borrowing needed for additional working capital and the Nautilus investment.

The $91,000 benefit for income tax for 1996 represents an anticipated use of net operating loss carry forwards compared with $100,000 in 1995.

For the year ended December 31, 1996, the Jason and MTNA operations generated income from continuing operations before provision for income taxes of $860,000 compared with losses from continuing operations (before income tax benefit) of $631,000 for Vitamin Specialties.

Net income before taxes for 1996 was $229,000 as compared to the 1995 loss of $466,000, an increase of $695,000 (149%). Net Income attributable to common stockholders in 1996 was $283,000 or $.07 per share compared to the 1995 loss of $366,000 or ($.09) per share.

Seasonality

The Company's historical operations have not been subject to significant seasonality.

Liquidity and Capital Resources

In April 1996, the Company acquired a three-year exclusive license agreement with a two-year renewal option for the use of a brand name in connection with the manufacturing and distribution of nutritional drinks, bars, and dietary supplements under the Nautilus(R) name. In connection with this new line of products, the Company capitalized the following items:

            Fees paid under license agreement..............         $ 45,000

            Deferred design and packaging cost.............          316,000

            Direct incremental costs, consisting of:
                     Salaries..............................          103,000
                     Promotional costs and other...........          254,000
                                                                    --------
                                                                    $718,000
All of these costs were incurred before sales of the product commenced. As of December 31, 1996, inventory included $731,000 of Nautilus products and raw materials.

The Company will amortize all costs relating to the business development of the Nautilus division over two to five years. Included in prepaid expenses as of December 31, 1996, is approximately $56,000 of deferred advertising which will be amortized over one year. Shipments of the products began during the first quarter of 1997.

In August 1996, the Company sold 432,500 shares of 8% Convertible Preferred Stock Due 2001 which generated gross proceeds of $865,000. The shares are convertible into the Company's common stock on the basis of one share of common for each share of convertible preferred stock. The proceeds was used to develop the Nautilus brand products and for working capital.

The Company had working capital of $1,962,000 on December 31, 1996 compared with $2,600,000 at December 31, 1995. The $638,000 decrease reflects the current classification of bank debt to short term which was long term in the prior year.

Vitamin Specialties and Jason entered into loan agreements on May 17, 1995 aggregating $2,000,000, of which $1,800,000 is a working capital loan and $200,000 is a term loan. Loan advances available from the working capital loan are based on percentages of accounts receivable and inventory. Total loan advances available at December 31, 1996 were $1,135,295 of which $76,775 was unused.

As of December 31, 1996, the Company was not in compliance with certain covenants of the loan agreements. The bank has waived the events of default at December 31, 1996 and at the same time has accelerated the due date of both the revolving and term loans to January 1, 1998. The covenants in the loan agreement become more restrictive each quarter during 1997. Since determinations cannot be made that the company will meet these covenants the loans have been classified as current. The Company expects to have additional financing to replace these loans.

The Company is seeking financing to expand its operations and to provide working capital for the new product lines. The State of Montana and the US Department of Agriculture has agreed to guarantee 80% of $5.4 million financing in return for the Company's pledge to expand operations and increase the employee count in Arlee, Montana. A bank has made a formal proposal to fund this loan.

The Company believes that its working capital and anticipated cash flow from operations, together with the above mentioned credit facility agreements, will be sufficient to meet the Company's anticipated working capital requirements for at least twelve months from December 31, 1996.

Inflation

To date, inflation has not had a material effect on the Company's business.


ITEM 7.  FINANCIAL STATEMENTS

See pages F-1 through F-20.


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                  PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)   The Company's executive officers and directors are as follows:


        NAME                 AGE               POSITION
-----------------------    ---------     -----------------------------------
Warren H. Haber*              56         Chairman of the Board, Director

John L. Teeger*               53         Vice Chairman of the Board,
                                          Secretary and Director

Bradley T. MacDonald*         50         President, Chief Executive Officer,
                                         and Director

Douglas A. Okland             50         Executive Vice President
Angelo J. Talluto             58         Chief Financial Officer

Howard M. Bezoza, M.D.        43         Director
Milton Datsopoulos            56         Director
John C. Horvitz               61         Director
John A. McConville            70         Director




------------------------------

*  Member of the Executive Committee.

Under the By-Laws, the directors are to serve for a period of one year and until the due election and qualification of their respective successors.



Mr. Haber, an Officer and Director since May 1989, has been for more than 20 years Chairman of the Board and Chief Executive Officer of Founders Management Services, Inc. and affiliates ("Founders"), all private investment concerns engaged in the business of locating businesses for acquisition by companies in which Founders' principal stockholders are principals, and managing for its own account such businesses. He had been, from December 1986 until December 1992, Chairman of the Board and Chief Executive Officer of International Power Machines, an American Stock Exchange-listed manufacturer of uninterruptable power equipment, with which he had remained a director until February 1995 when it was merged into another company. He is a director of Lunn Industries, Inc., a composite product manufacturer. In June of 1995 he became Chairman of Batteries Batteries Inc., a distributor of batteries and cellular accessories. Mr. Haber has been for more than 20 years an officer and director of Founders Property, Inc., a private real estate investment concern.

Mr. Teeger, an Officer and Director of the Company since May 1989, was Chief Financial Officer from May 1989 to March 1995, and from March 28, 1996 to August 14, 1996. He has been employed since 1981 by, and has served since 1984 as President of, Founders. In June 1995, he became an officer and director of Batteries Batteries Inc.. From 1976 to 1981, Mr. Teeger was a Vice President--Corporate Finance of Bear Stearns & Co., Inc., investment bankers.

Mr. MacDonald was appointed President on March 15, 1996. Prior to joining the Company, from 1994 to 1996, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. From 1991 through 1994, Colonel MacDonald was Deputy Director and Chief Financial Officer of the Retail, Food and Hospitality and Recreation Business (Morale, Welfare and Recreation Support Activity) for the United States Marine Corps. Prior thereto, Mr. MacDonald served as Presidents of Pennsylvania Optical Co., Pangburn Candy Co., Chief Operating Officer of the Bonneau Co., and Chief Financial Officer of Begley Drug Stores.

Mr. Talluto, Chief Financial Officer, joined the Company in November 1996. Mr. Talluto brings over twenty years of professional experience in the areas of finance, accounting, and MIS. He is a former Director of CSX Internal Audit and has more recently served as Finance Director for a large medical facility. Before that, he held management positions with RJR Nabisco.

Mr. Okland joined the Company in April, 1996. Before joining the Company, he was the Staff Director of the United States Mint's Olympic Coin Program, coordinating sales and distribution of Coins of the Atlanta Centennial Olympic Games. From 1969 to 1995, he served in the United States Marine Corps, retiring at the rank of Colonel.

Dr. Bezoza, a Director since July 1993, has conducted, for more than five years, a medical practice in New York City focussed on nutrition. He hosts a weekly one-hour radio program for WEVD, a New York City radio station, and appears frequently on radio and television programs as an expert on medical and nutritional issues.

Mr. Datsopoulos, a Director of the Company since the acquisition of MTNA in August 1994, has been, since 1983, a director of MTNA and was the Chairman of its Board from December 1993 to August 1994. He is a senior partner in the law firm Datsopoulos, MacDonald & Lind, P.C. of Missoula, Montana, with which he has been associated since 1968. Mr. Datsopoulos is the President, a director and principal stockholder of Athens Investments, Inc., a Montana corporation engaged in real estate development and acquisition. Since 1984, Mr. Datsopoulos has served as director of Criticare Systems, Inc. of Milwaukee, Wisconsin, a publicly-held corporation engaged in the business of developing, manufacturing and marketing medical equipment nationally and internationally. He has also served as a director of Mascot Silver-Lead Mines, Inc. of Kellogg, Idaho since 1983.

Mr. Horvitz, Director of the Company since July 1993, has been President of Horvitz & Associates, a management consulting firm providing strategic marketing services to leading companies in the health, beauty, toiletries, and fashion industries. Previously, Mr. Horvitz had served as an officer and senior marketing executive with Warner Fragrances (a Time-Warner Communications subsidiary), Estee Lauder, Inc. and Bristol-Myers Products Division.

Mr. McConville is a retired senior executive of J.C. Penney with 40 years in retail operations. In 1983, he was appointed Senior Vice President of Merchandising and a Director. In 1988, he was named President of the Women's Division. Since 1987, when appointed by the Secretary of the Navy, he has been on the Navy Exchange Advisory Board, providing advice to the world-wide Navy Exchange System.

(b) Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d), during the year ended December 31, 1996, no person who was a director, officer or beneficial owner of more than 10% of the Common Stock of the Company ("10% owner") failed to file on a timely basis reports required by Section 16(a) of the Securities & Exchange Act of 1934 during the year ended December 31, 1996, except that Messrs. Douglas A. Okland and Gregory E. Andrews were late in the filing of Form 3 Reports and each of them has been either late or delinquent with respect to their filing of Form 4 Reports with respect to the receipt or amendment of employee stock options.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth compensation information of the chief executive officer of the Company and each executive officer who received compensation in excess of $100,000 for 1996 and 1995.


                                                                 Long-Term
                                      ANNUAL COMPENSATION       Compensation
                               --------------------------------    Awards
                               Salary (1)   Bonus               Stock Options
Name                     Year     ($)        ($)       Other    No. of Shares
------------------------ ----  --------  ----------- ---------- -------------

Warren H. Haber          1996     (1)        (1)       (1)              --
                         1995     (1)        (1)          --            --
Bradley MacDonald (2)    1996   170,000     4,000         --       100,000




-----------------------------------

(1) Mr. Haber's services are provided pursuant to the Company's agreement with Founders Management Services, Inc. (see below).

(2) Mr. MacDonald's 1996 compensation includes moving allowances. His annual salary base is $170,000. In March of 1996, he received the option to purchase 100,000 shares of restricted stocks under the Company's 1993 Stock Option Plan. On January 1997, he received 4,000 shares of unrestricted common stocks as an incentive to continue his contributions to the Company.

The services of Mr. Warren H. Haber and Mr. John L. Teeger have been provided pursuant to an agreement between the Company and Founders Management Services, Inc. ("Founders") entered into on August 1, 1993 and amended and restated in October 1993 and which was superseded by an agreement dated January 3, 1995. The earlier agreement obligated Founders to provide the services of Mr. Haber as Chief Executive Officer and Mr. Teeger as Vice President, Chief Financial Officer and Secretary of the Company. The time devoted by Messrs. Haber and Teeger to the performance of their duties, on the average, aggregated from approximately 60 to 80 hours per week through December 31, 1994. Pursuant to the agreement, Founders received a fee of $7,500 per month, or $90,000 per annum. The revised agreement obligates Founders to provide advice and administrative services regarding management policies, executive employment, strategic planning, merger and acquisition policy, asset dispositions, cash management, commercial and investment banking relationships, and stockholder and investor relation matters and provides for a fee to Founders of $10,000 per month, or $120,000 per annum subject to adjustment each year with respect to the following year for increases in the cost-of-living index and an incentive fee equal to 5% of the amount by which the Company's annual consolidated pre-tax income, as defined, exceeds $500,000. The fees for the 1996 and 1995 amounted to $120,000. The term of the new agreement will expire in July 1998. The agreement further provides that the Company is to indemnify Founders, its officers and employees against judgments, fines, amounts paid in settlement and expenses (including reasonable attorneys' fees) with respect to any action or proceeding against them arising from the provision of services by Founders pursuant to the agreement, other than an action by the Company against Founders by reason of a breach of the agreement by Founders, Haber or Teeger. See Item 12 for information as to fees paid by the Company to Founders for its services in connection with acquisitions.

The Company entered into a two year employment agreement with Bradley T. MacDonald commencing March 15, 1996 providing for his employment as President and Chief Executive Officer at a base salary of $170,000 per year, plus bonuses based on achievement of certain goals and the grant on the date of commencement of his employment of options under the 1993 Plan to purchase 100,000 shares of common stock at a price of $2.00 per share, exercisable in three annual installments of 50,000, 25,000 and 25,000 commencing on the date of employment. At the same time, Mr. MacDonald acquired 100,000 shares of common stock at a price of $1.00 per share. During 1996, Mr. MacDonald's contract was extended one year to March 15, 1999.

STOCK OPTIONS. The Company's 1993 Stock Option Plan (the "1993 Plan") as amended by stockholder approval in July 1995 increased the outstanding stock options from 300,000 shares to 500,000 shares of common stock. The 1993 Plan authorizes the Board of Directors or a Stock Option Committee appointed by the Board to grant incentive stock options and non-incentive stock options to officers and key employees, directors and independent consultants, with directors who are not employees and consultants eligible only to receive non-incentive stock options. Messrs. Horvitz, McConville, and Bezoza constitute the Company's Compensation and Stock Option Committee.

As of March 27, 1997 options to purchase 65,000 shares had been exercised and there were outstanding options to purchase an aggregate of 457,500 shares of common stock.

On October 12, 1995, the Company amended outstanding options to purchase an aggregate 160,000 shares of common stock of which 5,000 were exercisable at $5.25 per share, 20,000 at $5.00 per share, 25,000 at $4.50 per share and 110,000 at $3.00 per share by reducing the exercise price from $3.00 to $2.00 per share, which approximated market price.

There was no exercise by any of the named executive officers of stock options during the 1996 year. The following table provides information as to the value of the unexercised options held by the one named executive officer who is an option holder as of December 31, 1996 measured in terms of the closing sale price of the Company's Common Stock on such date:

            Number of Shares Underlying         Value of Unexercised In-The
            Unexercised Options as of           Money Options on
                   12/31/96                           12/31/96*
           --------------------------           -------------------------

           Exercisable/Unexercisable            Exercisable/Unexercisable
           --------------------------           -------------------------
               259,182 / 208,318                   $555,712 / $491,305




------------------------

*On December 31, 1996, the closing sales price of $2.625 on the Nasdaq SmallCap Stock Market was the same as the option exercise price.

COMPENSATION OF DIRECTORS. The Company does not pay fees to its directors. It reimburses those who are not employees of the Company for their expenses incurred in attending meetings. As set forth above, stock options have been granted under the 1993 Plan to Dr. Bezoza and Messrs. Horvitz, McConville and Datsopoulos.

Dr. Bezoza's options were granted in connection with his agreement to provide consulting services to the Company for a five-year period, including advice to the Company with respect to the development and endorsement of a premium line of vitamins and dietary supplements, compliance with FDA regulations and guidelines, the publication and distribution of a periodic health and nutrient newsletter, the preparation and endorsement of the Company's catalogue and participation in radio and television presentations as to a new line of premium products developed with his assistance. In connection with the line of premium products to be developed with his advice, Dr. Bezoza is to receive a fee equal to 2% of the amount by which the "net sales" as defined in the agreement, of such products exceed $2,000,000 for any fiscal year during the terms of the agreement. No fees have been earned under the agreement through December 31, 1996.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to the beneficial ownership of shares of Common Stock as of March 20, 1997 of the Chief Executive Officer, each director and each stockholder of the Company known to the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, and all executive Officers and directors as a group.


                               SHARES BENEFICIALLY             % OF
   NAME AND ADDRESS           OWNED AS OF 3/27/96            OUTSTANDING
----------------------------- ------------------------    -----------------
Warren H. Haber*                 437,500   (1)                  10.2
John L. Teeger*                  440,625   (2)                  10.3

                               SHARES BENEFICIALLY             % OF
   NAME AND ADDRESS           OWNED AS OF 3/27/96            OUTSTANDING
----------------------------- ------------------------    -----------------

Bradley T. MacDonald             179,000   (3)                  4.2
9332 Owings Choice Court
Owings Mills, MD 21117

John C. Horvitz                   40,000   (4)                   **
77 Park Avenue
New York, NY  10016

Howard M. Bezoza, M.D.            55,000   (5)                  1.3
24 West 57 Street, Suite 701
New York, NY  10019

Milton Datsopoulos                88,354   (6)                  2.0
5520 Skyway Drive
Missoula, MT  59803

John A. McConville                 3,334   (7)                   **
3525 Turtle Creek #17A
Dallas, TX 75219

Executive officers and
directors as a group           1,273,813   (8)                  29.8
(10 persons)

--------------------------------

* The address of each of Messrs. Haber and Teeger is c/o Founders Management Services, Inc., 711 5th Avenue, New York, New York 10022.

**  Less than 1%.


(1)  Does not include 31,250 shares owned by his two adult sons.

(2) Includes 15,625 shares owned as custodian for his daughter, but does not include 15,625 shares owned by his adult son.

(3) Includes 75,000 shares issuable upon exercise of options which by their terms are currently exercisable.

(4) Includes 30,000 shares issuable upon exercise of options which by their terms are currently exercisable.

(5) Represents 55,000 shares issuable upon exercise of options which by their terms are currently exercisable.

(6) Includes 33,016 shares owned by Athens Investments, Inc., of which he is an officer, director and principal stockholder and 21,666 shares issuable upon exercise of options which by their terms are currently exercisable.

(7) Represents 3,334 shares issuable upon exercise of options which by their terms are currently exercisable.

(8) Includes 248,672 shares issuable upon exercise of options which by their terms are currently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


See Item 10 for information as to the management services agreement between the Company and Founders Management Services, Inc. and as to the compensation to Dr. Bezoza, a Director of the Company, for consulting services.

The firm of Datsopoulos, MacDonald & Lind, P.C., of which Mr. Datsopoulos, a director of MTNA and, since August 19, 1994, a director of the Company, received fees for services rendered to MTNA in the respective amounts of $18,251 in 1996 and $93,273 in 1995.

The Company paid Founders fees of (I) $60,000 in July 1993 for its services in originating and negotiating the acquisition of the businesses of VCS and NAP and sale of the Class A Stock effected on July 29, 1993 in an offering which was exempt under Rule 504 of Regulation D from registration under the Securities Act and (ii) $84,000 in January 1995 for its services in connection with the acquisition of Jason.

During 1996, in accordance with the Company's agreement to reimburse certain expenses and to pay fixed monthly management fees of $10,000, the Company incurred management fees to Founders of $120,000 plus expenses of $39,206 for a total of $159, 206.


Mr. MacDonald purchased 100,000 shares of common stock at $1.00 per share on March 20, 1996.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)Exhibits

2(a) - Asset Purchase Agreement between the Company and Vitamin Specialties Company and NAP Corporation, dated July 29, 1993*

2(b) - Amended and Restated Agreement and Plan of Merger among the Company, VC Acquisition Corp. and Montana Naturals Int'l, Inc.**

2(C) - Stock Purchase Agreement between the Company and the stockholders of Jason Pharmaceuticals, Inc.***

3(I) - Certificate of Incorporation of the Company and amendments thereto*

3(ii) - By-Laws of the Company*

10(a) - 1993 Stock Option Plan of the Company as amended*

10(b) -Lease between the Company and 8200 Ogontz Avenue Partnership as to building containing offices, warehouse and distribution facilities and retail location*

10(c)-1- Lease relating to the Company's Owings Mills, Maryland facility

10(d)- Amended and Restated Agreement between the Company and Founders Management Services, Inc.

10(e) - Consulting Agreement between the Company and Dr. Howard M. Bezoza*

10(f) - Employment agreement with Bradley T. MacDonald

---------------------------

* Filed as an exhibit to and incorporated by reference to the Registration Statement on Form SB-2 of the Company, File No. 33-71284-NY.

** Filed as an exhibit to and incorporated by reference to the Registration Statement on Form S-4 of the Company, File No. 33-81524.

*** Filed as an exhibit to and incorporated by reference to the Current Report on Form 8-K of the Company dated January 3, 1995.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  HEALTHRITE, INC.
                                                  ---------------------
                                                   (Registrant)



                                                  /s/ Bradley T. MacDonald
                                                  ------------------------
                                                  Bradley T. MacDonald
                                                  Chief Executive Officer

Dated: April 3, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          NAME                                       TITLE                              DATE
----------------------------------      --------------------------------           -------------

/s/ Warren H. Haber                     Chairman of the Board and                  April  4, 1996
----------------------------------      Director
Warren H. Haber


/s/ John L. Teeger                      Vice Chairman of the Board,                April  4, 1996
----------------------------------      Secretary and Director
John L. Teeger


/s/ Bradley T. MacDonald                Chief Executive Officer, President         April  3, 1996
----------------------------------      and Director
Bradley T. MacDonald


/s/ Anjelo J. Talluto
----------------------------------      Chief Financial Officer                    April 3, 1996
Angelo J. Talluto

            /s/
----------------------------------      Director                                   April 4, 1996
Howard M. Bezoza, M.D.


----------------------------------      Director                                   April   , 1996
Milton Datsopoulos, Esq.





          NAME                                       TITLE                              DATE
----------------------------------      --------------------------------           -------------

/s/ John C. Horvitz
---------------------------------
John C. Horvitz                         Director                                   April 4 , 1996


---------------------------------
John A. McConville                      Director                                   April   , 1996



                                HEALTHRITE, INC.


                                 - I N D E X -



                                                              PAGE
                                                             NUMBER

REPORT OF INDEPENDENT AUDITORS                                F-2


CONSOLIDATED BALANCE SHEET AS AT
DECEMBER 31, 1996                                             F-4


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996
AND DECEMBER 31, 1995                                         F-5


CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
DECEMBER 31, 1996 AND DECEMBER 31, 1995                       F-6


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEARS ENDED DECEMBER 31, 1996 AND
DECEMBER 31, 1995                                             F-7


NOTES TO FINANCIAL STATEMENTS                                 F-8

                             [RAE LETTERHEAD]

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Healthrite, Inc.
Owings Mills, MD

          We have audited the consolidated balance sheet of Healthrite, Inc. and subsidiaries as at December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996 and December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Montana Naturals Int'l., Inc., a wholly owned subsidiary, which statements reflect total assets and revenues constituting 39 percent and 45 percent (1996) and 33 percent and 38 percent (1995), respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Montana Naturals Int'l., Inc., is based solely on the reports of the other auditors.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

          In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Healthrite, Inc. as at December 31, 1996, and the results of its operations and cash flows for the years ended December 31, 1996 and December 31, 1995 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company LLP

New York, New York
February 28, 1997

                       [MCFARLAND & ALTON P.S. LOGO]

                        INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Montana Naturals Int'l., Inc.
Arlee, Montana

We have audited the accompanying balance sheet of Montana Naturals Int'l., Inc. as of December 31, 1996, and the related statements of income, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montana Naturals Int'l., Inc. as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

                                    /s/ McFarland & Alton P.S.
                                    --------------------------
                                        McFarland & Alton P.S.


February 10, 1997
Spokane, Washington

                                HEALTHRITE, INC.

                           CONSOLIDATED BALANCE SHEET

                            AS AT DECEMBER 31, 1996





                                  A S S E T S
Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . .             $   286,000
   Accounts receivable, net of allowance for doubtful
     accounts of $107,000 . . . . . . . . . . . . . . . . .               1,573,000
   Merchandise inventory. . . . . . . . . . . . . . . . . .               3,894,000
   Prepaid expenses and other current assets. . . . . . . .                 300,000
   Deferred tax asset - current portion . . . . . . . . . .                 176,000
                                                                        -----------

          Total current assets. . . . . . . . . . . . . . .               6,229,000

Property, plant and equipment - net . . . . . . . . . . . .               3,589,000
Customer lists. . . . . . . . . . . . . . . . . . . . . . .                 113,000
Excess of purchase price over net assets acquired . . . . .                 474,000
Deferred design and distribution costs. . . . . . . . . . .                 718,000
Other assets. . . . . . . . . . . . . . . . . . . . . . . .                 162,000
Deferred tax asset. . . . . . . . . . . . . . . . . . . . .                 166,000
                                                                        -----------

          T O T A L . . . . . . . . . . . . . . . . . . . .             $11,451,000
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of obligations under capital lease. .             $   96,000
   Current maturities of long-term obligations. . . . . . .              1,957,000
   Accounts payable and accrued expenses. . . . . . . . . .              2,214,000
                                                                       -----------

          Total current liabilities . . . . . . . . . . . .              4,267,000
Obligations under capital leases. . . . . . . . . . . . . .                131,000
Long-term obligations . . . . . . . . . . . . . . . . . . .                730,000
                                                                       -----------

          Total liabilities . . . . . . . . . . . . . . . .              5,128,000
                                                                       -----------

Commitments and contingencies

Series A redeemable convertible 8% preferred stock; par
   value $.001; 2,000,000 authorized; 432,500 issued and
   outstanding, redemption value $865,000. . . . . . . . .                  749,000
                                                                        -----------

Common stock; par value $.001 per share; 10,000,000
   authorized; 4,276,472 issued and outstanding . . . . . .                   4,000
Additional paid-in capital. . . . . . . . . . . . . . . . .               6,934,000
Accumulated deficit . . . . . . . . . . . . . . . . . . . .              (1,364,000)
                                                                       ------------

          Total stockholders' equity. . . . . . . . . . . .               5,574,000
                                                                        -----------

          T O T A L . . . . . . . . . . . . . . . . . . . .              $11,451,000
                                                                         ===========


  The accompanying notes to financial statements are an integral part hereof.

                                HEALTHRITE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Year Ended December 31,
                                                         -----------------------
                                                          1996                  1995
                                                          ----                  ----

Net sales. . . . . . . . . . . . . . . . . . .          $16,504,000          $16,019,000

Cost of sales, including cost of warehousing,
   distribution and occupancy. . . . . . . . .            9,216,000            9,167,000
                                                       ------------          -----------

Gross profit . . . . . . . . . . . . . . . . .            7,288,000            6,852,000

Selling, general and administrative expenses .            6,455,000            6,850,000

Restructuring and relocation costs . . . . . .              388,000              382,000
                                                       ------------          -----------

Income (loss) from operations. . . . . . . . .              445,000             (380,000)
                                                       ------------         ------------

Interest and other income (expenses):
   Interest (expense). . . . . . . . . . . . .             (242,000)            (157,000)
   Other income. . . . . . . . . . . . . . . .               26,000               71,000
                                                       ------------          -----------

          T o t a l. . . . . . . . . . . . . .             (216,000)             (86,000)
                                                       ------------         ------------


Income (loss) before provision for income
   taxes . . . . . . . . . . . . . . . . . . .              229,000             (466,000)
                                                       ------------         ------------

(Benefit) provision for income taxes:
   Current . . . . . . . . . . . . . . . . . .               55,000               10,000
   Deferred. . . . . . . . . . . . . . . . . .             (146,000)            (110,000)
                                                       ------------         ------------

          Net (benefit) for income taxes . . .              (91,000)            (100,000)
                                                       ------------         ------------

NET INCOME (LOSS). . . . . . . . . . . . . . .              320,000             (366,000)
                                                       ------------         ------------

Less:
   Preferred stock dividend requirement. . . .               27,000
   Accretion of difference between carrying
     amount and redemption amount of
     redeemable preferred stock. . . . . . . .               10,000
                                                        -----------
                                                             37,000

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
   STOCKHOLDERS. . . . . . . . . . . . . . . .          $   283,000          $  (366,000)
                                                       ============         ============

Net income (loss) per share. . . . . . . . . .                 $.07                $(.09)
                                                              =====               ======

Weighted average shares outstanding. . . . . .           4,313,418             4,176,472
                                                        ==========             =========


 The accompanying notes to financial statements are an integral part hereof.
                                      F-5

                                HEALTHRITE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                    Common Stock
                                           ------------------------
                                                        (Par Value      Additional                    Unamortized
                                            Number of     $.001)         Paid-in       Accumulated      Deferred
                                             Shares       Amount         Capital         Deficit      Compensation        Total
                                           -----------  ----------     -----------     ------------   ------------     ----------

Balance, January 1, 1995 . . . . . . .      4,108,972     $4,000       $6,357,000      $(1,291,000)    $(51,000)       $5,019,000


Stock issued in acquisition of Jason
   Pharmaceuticals, Inc. . . . . . . .         67,500                     337,000                                         337,000


Amortization of deferred compensation.                                                                    51,000           51,000


Net (loss) . . . . . . . . . . . . . .                                                    (366,000)                     (366,000)
                                           ----------    -------      -----------      ------------    ---------      -----------


Balance, December 31, 1995 . . . . . .      4,176,472      4,000        6,694,000       (1,657,000)        - 0 -        5,041,000


Issuance of common stock . . . . . . .        100,000                     200,000                                         200,000


Common stock warrants issued in
   preferred stock financing . . . . .                                     50,000                                          50,000


Accretion of difference between
   carrying amount and redemption
   amount of redeemable preferred
   stock . . . . . . . . . . . . . . .                                    (10,000)                                        (10,000)


Dividend on preferred stock. . . . . .                                                     (27,000)                      (27,000)


Net income . . . . . . . . . . . . . .                                                     320,000                       320,000
                                           ----------    -------      -----------      ------------    ---------      ----------



BALANCE, DECEMBER 31, 1996 . . . . . .     4,276,472     $4,000       $6,934,000       $(1,364,000)    $ - 0 -        $5,574,000
                                           ==========    =======      ===========      ============    =========      ==========



   The accompanying notes to financial statements are an integral part hereof.

                                HEALTHRITE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                       -----------------------------
                                                                           1996              1995
                                                                       ------------       ----------
Cash flows from operating activities:
   Net income (loss) . . . . . . . . . . . . . . . . . . . .            $  320,000        $  (366,000)
   Adjustments to reconcile net income (loss) to net cash
     (used in) operating activities:
       Depreciation and amortization . . . . . . . . . . . .               662,000            540,000
       Amortization of deferred compensation . . . . . . . .                                   51,000
       Common stock issued for services. . . . . . . . . . .               100,000
       (Gain) on asset sale. . . . . . . . . . . . . . . . .               (11,000)
       (Increase) in deferred taxes, net . . . . . . . . . .              (146,000)          (100,000)
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable. . . . .              (641,000)           263,000
         (Increase) in merchandise inventory . . . . . . . .              (830,000)          (980,000)
         Decrease (increase) in prepaid expenses . . . . . .               (62,000)           118,000
         Decrease in other assets. . . . . . . . . . . . . .                26,000             68,000
         (Decrease) increase in accounts payable and
           accrued expenses. . . . . . . . . . . . . . . . .               362,000            (40,000)
                                                                       -----------       ------------

               Net cash (used in) operating activities. . .               (220,000)          (446,000)
                                                                       -----------       ------------

Cash flows from investing activities:
   Purchase of acquired business (net of acquired cash of
     $1,175,000) . . . . . . . . . . . . . . . . . . . . . .                               (1,613,000)
   Purchase of property and equipment. . . . . . . . . . . .              (274,000)          (654,000)
   Proceeds from sale of equipment . . . . . . . . . . . . .                58,000
   (Increase) in deferred design and distribution
     costs . . . . . . . . . . . . . . . . . . . . . . . . .              (718,000)
                                                                       -----------        ------------

               Net cash (used in) investing activities . . .              (934,000)        (2,267,000)
                                                                       -----------       ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock. . . . . . . . . .               100,000
   Net proceeds from issuance of preferred stock . . . . . .               789,000
   Repayment of capital lease obligations. . . . . . . . . .              (105,000)           (40,000)
   Proceeds of long-term debt. . . . . . . . . . . . . . . .               662,000          1,324,000
   Principal repayments of long-term debt. . . . . . . . . .              (354,000)          (199,000)
                                                                       -----------       ------------

          Net cash provided by financing activities. . . . .             1,092,000         1,085,000
                                                                       -----------       -----------


NET (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . .               (62,000)       (1,628,000)


Cash - beginning of the period . . . . . . . . . . . . . . .               348,000         1,976,000
                                                                       -----------       -----------


CASH - END OF THE PERIOD . . . . . . . . . . . . . . . . . .            $  286,000       $   348,000
                                                                       ===========       ===========


Supplemental disclosures of cash flow information:
   Interest paid . . . . . . . . . . . . . . . . . . . . . .            $  231,000       $   146,000
   Taxes paid. . . . . . . . . . . . . . . . . . . . . . . .                21,000

Supplemental schedule of noncash investing and financing
  activities:
     Equipment acquired with debt. . . . . . . . . . . . . .                51,000           130,000
     Issuance of stock for acquired business . . . . . . . .                                 337,000
     Dividends on preferred stock. . . . . . . . . . . . . .                27,000



  The accompanying notes to financial statements are an integral part hereof.

                                HEALTHRITE, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Business Operations:

            Healthrite, Inc. (the "Company") and its wholly owned subsidiaries Jason Pharmaceuticals, Inc. ("Jason") and Montana Naturals Int'l., Inc. ("MTNA") manufacture and distribute vitamins, food supplements and health and beauty aids. These products are sold primarily in the United States through three channels of distribution:
retail stores, medical professionals and direct mail.   The
processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the
United States Department of Agriculture and the United States Environmental Protection Agency.

            Acquisitions:

            On January 3, 1995, the Company acquired all of the outstanding common stock of Jason a manufacturer of dietary nutrition supplements, for approximately $3,125,000. Included in the purchase price was 67,500 shares of common stock valued at $5.00 per share. Additionally, the Company entered into noncompete agreements with Jason's former shareholders valued at $3,000. The acquisition was accounted for under the purchase method of accounting.

            The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as follows:

            Purchase price:
               Cash . . . . . . . . . . . . . . . . . .  $1,837,000
               Repayment of stockholders notes. . . . .     485,000
               Common stock . . . . . . . . . . . . . .     337,000
               Costs of acquisition . . . . . . . . . .     466,000
                                                         ----------
                      T o t a l . . . . . . . . . . . .  $3,125,000
                                                         ==========

            Assets acquired and liabilities assumed:
               Current assets . . . . . . . . . . . . .  $2,153,000
               Property, plant and equipment. . . . . .   1,556,000
               Other assets . . . . . . . . . . . . . .      41,000
               Current liabilities. . . . . . . . . . .    (415,000)
               Noncurrent liabilities . . . . . . . . .    (210,000)
                                                         ----------
                      T o t a l . . . . . . . . . . . .  $3,125,000
                                                         ==========

(continued)

                                HEALTHRITE, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Business Operations:  (continued)

            Restructuring and relocation costs:

            The Company completed a consolidation plan during 1996 whereby the Company combined management and administrative functions of the Company's three divisions. Restructuring costs include a $100,000 compensation charge for the issuance of shares to the Company's newly hired president below market value, $265,000 of severance and $23,000 in recruiting and relocation expenses.

            During 1995, the Company completed the relocation of its retail and catalog operations to Maryland. Relocation costs included $167,000 of severance, moving and relocation costs, $145,000 of inventory writeoffs, and $70,000 for the disposal of machinery and equipment.


(NOTE B) - Significant Accounting Policies:

            Significant accounting policies followed in the preparation of the financial statements are as follows:

            Principles of consolidation and basis of presentation:

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated.

            Cash and cash equivalents:

            For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

            Merchandise inventory:

            Merchandise inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs.

            Prepaid catalog costs and advertising:

            Mail order direct printing and mailing costs are capitalized as prepaid catalog costs and charged to income over the catalog period, approximating six months. Advertising costs are expensed as incurred.



(continued)

                                HEALTHRITE, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Significant Accounting Policies:  (continued)

            Property, plant and equipment:

            Property, plant and equipment are stated at cost. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

                        Buildings . . . . . . . . . .  25 - 40 years
                        Equipment and fixtures. . . .   3 - 15 years
                        Vehicles. . . . . . . . . . .     3 years
                        Leasehold improvements. . . .  life of lease or assets,
                                                            if shorter
            Income taxes:

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred taxes are recognized for temporary differences in the recognition of income and expenses for financial reporting and income tax purposes, principally due to accelerated depreciation, inventory overhead and reserves.

            Intangible assets:

            Excess of purchase price over net assets acquired, customer lists and covenants not to compete are amortized on a straight-line basis over a period of twenty, ten and three years, respectively.

            Net income (loss) per share:

            Net income (loss) per share of common stock is computed by dividing net income, after deducting the preferred stock dividend requirements and accretion of preferred stock to redemption value, by the weighted average number of common shares and common stock equivalent shares outstanding; however, common stock equivalent shares are excluded from the calculation when they are anti-dilutive.

            Revenue:

            Revenue is recognized when the product is shipped to customers or purchased by retail customers.

            Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(continued)

                                HEALTHRITE, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Significant Accounting Policies:  (continued)

            Fair value of financial instruments:

            The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of the financial instruments.

            The carrying amount reported for outstanding bank indebtedness approximates fair value because the debt is at a variable rate that reprices frequently. The Company believes that its nonbank indebtedness approximates fair value based on current yields for debt instruments of similar quality and terms.

            Concentration of credit risk:

            Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to medical professionals and distributors. The risk associated with this concentration is believed by the Company to be limited due to the performance of credit evaluation procedures.

            New accounting standards:

            During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.


(NOTE C) - Inventory:

            Inventory consists of the following at December 31, 1996:

                        Raw materials. . . . . . . . . . . .  $1,519,000
                        Work-in-process. . . . . . . . . . .     134,000
                        Finished goods . . . . . . . . . . .   2,241,000

                                  Total inventory. . . . . .  $3,894,000




(continued)

                                HEALTHRITE, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE D) - Property, Plant and Equipment:

            Property, plant and equipment at December 31, 1996 consist of the following:

               Land . . . . . . . . . . . . . . . .  $    65,000
               Buildings and improvements . . . . .      758,000
               Leasehold improvements . . . . . . .    1,217,000
               Equipment and fixtures . . . . . . .    3,147,000
               Vehicles . . . . . . . . . . . . . .        7,000
                                                     -----------
                                                       5,194,000
               Less accumulated depreciation. . . .   (1,605,000)
                                                     -----------
               Property, plant and equipment - net.  $ 3,589,000
                                                     ===========


(NOTE E) - Deferred Design and Distribution Costs:

            During 1996, the Company acquired a three-year exclusive license agreement with a two-year renewal option for the use of a brand name in connection with the manufacturing and distribution of nutritional drinks, bars and dietary supplements under the Nautilus name. In connection with this new line of products, the Company capitalized the following items:

               Fees paid under license agreement . . . $ 45,000 Deferred design and packaging costs . . 316,000 Direct incremental distribution costs, consisting of:
                    Salaries . . . . . . . . . . . . .   103,000
                    Promotional costs and other. . . .   254,000
                                                        --------
                                                        $718,000
                                                        ========

All of these costs were incurred before sales of the product commenced. As of December 31, 1996, inventory included $731,000 of Nautilus products and raw materials.

            The Company will amortize all costs relating to the business development of the Nautilus division over two to five years. Included in prepaid expenses as of December 31, 1996, is approximately $56,000 of deferred advertising which will be amortized over one year. Shipments of the products began during the first quarter of 1997.

(continued)

                                HEALTHRITE, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Accounts Payable and Accrued Expenses:

            Accounts payable and accrued expenses include the following:

              Trade payables. . . . . . . . . . . .  $1,772,000
              Accrued expenses. . . . . . . . . . .     296,000
              Accrued payrolls and related taxes. .     146,000
                                                     ----------
                                                     $2,214,000
                                                     ==========

(NOTE G) - Income Taxes:

            At December 31, 1996, the principal components of the net deferred tax assets are as follows:

     Current deferred tax assets (liabilities):
        Net operating loss carryforwards . . . . .  $ 339,000

        Accounts receivable. . . . . . . . . . . .     12,000

        Inventory overhead and reserves. . . . . .    151,000

        Accrued expenses . . . . . . . . . . . . .     17,000

               Total gross current deferred tax
                 assets (liabilities). . . . . . .    519,000

        Less valuation allowance . . . . . . . . .   (343,000)

               Current deferred tax assets
                 (liabilities) . . . . . . . . . .    176,000

     Noncurrent deferred tax assets (liabilities):
        Fixed assets . . . . . . . . . . . . . . .    152,000

        Intangible assets. . . . . . . . . . . . .     18,000

        Other. . . . . . . . . . . . . . . . . . .     (4,000)
                                                    ----------

               Total gross noncurrent deferred
                 tax assets (liabilities). . . . .    166,000
                                                    ---------
               Total deferred tax asset. . . . . .  $ 342,000
                                                    =========

(continued)

                                HEALTHRITE, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Income Taxes:  (continued)

            Temporary differences arising from the acquisition of Jason resulted in deferred taxes of $262,000 for which a valuation reserve was recorded at the time of acquisition.

            A reconciliation of the federal statutory rate to the income tax expense is as follows:

                                               For The Year Ended
                                                  December 31,
                                             ---------------------
                                                1996        1995
                                             ---------   ---------
     Income tax (benefit) based on federal
        statutory rate. . . . . . . . . . .  $  79,000   $(158,000)

     State and local tax, net of federal
        benefit . . . . . . . . . . . . . .     30,000

     Nondeductible expenses . . . . . . . .      4,000

     (Decrease) increase in valuation
        allowance . . . . . . . . . . . . .   (185,000)     43,000

            Overaccruals of federal tax . .    (19,000)

     Other. . . . . . . . . . . . . . . . .                  5,000
                                             ----------  ---------

     Income tax (benefit) . . . . . . . . .  $ (91,000)  $(110,000)
                                             ==========  ==========

            The Company has net operating loss carryforwards of approximately $1,103,000 which are available to offset future taxable income. These carryforwards expire from 2009 to 2010. The Tax Reform Act of 1986 contains provisions which limit the net operating loss carryforwards available for use, should significant changes in ownership interests occur. The Company has had an ownership change which may result in the applications of these limitations.

(continued)

                                HEALTHRITE, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE H) - Long-Term Debt:

            Long-term debt as at December 31, 1996 consists of the following:

            SBA 70% Guaranteed Bank loan, collateralized by all MTNA
               accounts receivable, inventory, property and equipment
               bearing interest at 9.17%, monthly payments of $12,925
               through December 31, 1999 . . . . . . . . . . . . . . . . . . . . .  $   405,000

            Bank loan, collateralized by equipment, quarterly variable interest rate (9.25% at December 31, 1996) monthly payments
               at $817 through April 1999. . . . . . . . . . . . . . . . . . . . .       22,000

            Community Development Block Grant ("CDBG") loan, second position security on MTNA equipment and inventory, bearing interest
               at 5%, monthly payments at $4,947 through April 2002. . . . . . . .      274,000

            Bank loan, collateralized by MTNA accounts receivable, inventory, property and equipment second position, quarterly variable interest rate (10.25% at December 31, 1996), monthly payments
               of $2,111 through November 1999 . . . . . . . . . . . . . . . . . .       65,000

            Revolving credit and term loan collateralized by certain
               accounts receivable, inventory and equipment, interest at
               the prime rate plus 2%, (1) . . . . . . . . . . . . . . . . . . . .    1,275,000

            Note payable due in 7 annual installments of $42,000 through
               March 1, 2002 which includes imputed interest at 8.75%. . . . . . .      187,000

            Bank loan, collaterized by accounts receivable, inventory and equipment bearing interest at 10.25% due
               November 5, 1997 (2). . . . . . . . . . . . . . . . . . . . . . . .      459,000
                                                                                    -----------

                                                                                      2,687,000
            Less current maturities. . . . . . . . . . . . . . . . . . . . . . . .   (1,957,000)
                                                                                   ------------

                     T o t a l . . . . . . . . . . . . . . . . . . . . . . . . . .  $   730,000
                                                                                    ===========

(1] As at December 31, 1996, the Company was not in compliance with certain covenants of the loan agreement. The bank has waived the events of default at December 31, 1996 and at the same time has accelerated the due date of both the revolving and term loans to January 1, 1998 from May 17, 1998. The covenants in the loan agreement become more restrictive each quarter during 1997. Since determination cannot be made that the Company will meet these covenants, the loans have been classified as current. The Company expects to have additional financing to replace these loans.


[2] As at December 31, 1996, the Company was in default of a certain covenant which has been waived by the bank through June 30, 1997 at which time the Company believes it will be in compliance.

(continued)

                                HEALTHRITE, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE H) - Long-Term Debt:  (continued)

            Future principal payments on long-term debt are as follows:

                        1997 . . . . . . . . . . . . . . . . . . .  $1,957,000
                        1998 . . . . . . . . . . . . . . . . . . .     242,000
                        1999 . . . . . . . . . . . . . . . . . . .     257,000
                        2000 . . . . . . . . . . . . . . . . . . .      86,000
                        2001 . . . . . . . . . . . . . . . . . . .     107,000
                        Thereafter . . . . . . . . . . . . . . . .      39,000
                                                                    ----------

                                  T o t a l. . . . . . . . . . . .  $2,688,000
                                                                    ==========


(NOTE I) - Leases:

            Operating leases:

            The Company has an operating lease for office, manufacturing and warehouse facilities which expires on January 31, 2000 and provides for monthly payments of rent, real estate taxes and operating expenses and is subject to escalations.

            The Company leases its retail stores under operating leases which expire at various dates through 2000. The lease agreements usually provide for the lessee to pay real estate taxes, maintenance and other operating expenses. Certain store leases provide for additional contingent rentals based upon sales ("percent rent").

            In addition, the Company leases certain office equipment under operating leases.

            Future minimum lease payments as at December 31, 1996 are as follows:

                        1997 . . . . . . . . . . . . . . . .  $  588,000
                        1998 . . . . . . . . . . . . . . . .     530,000
                        1999 . . . . . . . . . . . . . . . .     401,000
                        2000 . . . . . . . . . . . . . . . .      12,000
                                                              ----------

                                  T o t a l. . . . . . . . .  $1,531,000
                                                              ==========

            Rent expense totalled approximately $816,000 and $848,000 for the years ended December 31, 1996 and December 31, 1995, respectively. The Company's retail stores did not meet certain sales levels and accordingly no minimum percent rent was incurred during 1996 and 1995.


(continued)

                                HEALTHRITE, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE I) - Leases:

            Capital leases:

            The Company leases certain equipment under capital leases.

            The future minimum lease payments required under these lease obligations are as follows:

                        1997 . . . . . . . . . . . . . . . .  $110,000
                        1998 . . . . . . . . . . . . . . . .    89,000
                        1999 . . . . . . . . . . . . . . . .    38,000
                        2000 . . . . . . . . . . . . . . . .    13,000
                        2001 . . . . . . . . . . . . . . . .     5,000
                                                              --------
                        Total minimum lease payments . . . .   255,000
                        Less amount representing interest. .   (28,000)
                                                              --------
                        Present value of minimum lease
                           payments. . . . . . . . . . . . .   227,000
                        Less current portion . . . . . . . .   (96,000)
                                                              --------
                        Long-term portion. . . . . . . . . .  $131,000
                                                              ========

(NOTE J) - Employment and Consulting Agreements:

            Pursuant to an agreement Founders Management Services, Inc. ("Founders"), a related party, is obligated to provide to the Company the services of certain officers of Founders during the three-year term ending July 31, 1998. The stockholders and officers of Founders are major shareholders and members of the Board of Directors of the Company. The agreement provides for the payment to Founders of a base fee of $10,000 per month, adjusted yearly for the Consumer Price Index. In addition, Founders is to receive an annual incentive fee equal to 5% of the amount by which the consolidated pre-tax income of the Company, before accrual for such incentive fee, exceeds $500,000. Founders was paid management fees of $120,000 for the fiscal years 1996 and 1995.

            In February 1996, the Company entered into an employment agreement with a new officer of the Company providing for a two-year employment agreement commencing in March 1996 for a base salary of $170,000 per annum and a bonus based on the Company's profitability during the employment term.

            In connection with the employment agreement, the officer purchased 100,000 shares of the Company's common stock for $100,000 on the first day of employment.

            In addition, the officer received options to purchase 100,000 shares of common stock, exercisable at the market price on the first day of employment.

(continued)

                                HEALTHRITE, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE K) - Redeemable Preferred Stock:

            In August 1996, the Company sold 432,500 shares of Series A nonvoting preferred stock which generated gross proceeds of $865,000, or $2.00 per share. Each share is entitled to a dividend of 8% ($.16) per share and is to be redeemed in August 2001 at its liquidation value of $2.00 per share plus unpaid accrued dividends. The shares are convertible into the Company's common stock on the basis of one share of common for each share of convertible preferred stock.

            In connection with the preferred stock offering, the Company issued warrants expiring in August 2001 to purchase 51,375 shares of common stock at $2.50 per share. The warrants were valued at a fair value of $50,000. Accordingly, the preferred stock has been recorded at its fair value including the value of the warrants and expenses related to the preferred stock offering as a preferred stock discount, which is to be accreted in annual installments against the preferred stock until the expiration of the warrants.


(NOTE L) - Stock Option Plan:

            On October 9, 1993, the Company adopted a Stock Option Plan authorizing the grant of incentive and nonincentive options for an aggregate of 300,000 shares of the Company's common stock to officers, employees, directors and consultants. Incentive options are to be granted at fair market value. Options are to be exercisable as determined by the Stock Option Committee.

            In May 1995, the Company amended the Stock Option Plan by increasing the number of shares of the Company's common stock subject to the Plan by 200,000 shares. During fiscal year 1995, all exercise prices of outstanding options were reduced to $2.00.

            The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1996 and 1995 pro forma net income and loss, respectively, as stated below, is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

            If such accounting provisions of SFAS No. 123 were applied, then the Company's net income and net income per share would have been $240,000 and $.06, respectively, for the period ended December 31, 1996 and the Company's net loss in 1995 and net loss per share in 1995

(continued)

                                HEALTHRITE, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE L) - Stock Option Plan:  (continued)

would have been $(368,000) and $(.09), respectively. The fair value of the options granted during 1996 and 1995 are estimated as $.62 and $.30 per share, respectively, on the date of grant using the Black- Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 30%, risk-free interest rate of 6.27% for 1996 and 6.26% for 1995, and expected life of 3.25 years in 1996 and 1 year in 1995.

            Additional information with respect to 1996 and 1995 stock option activity is summarized as follows:



                                                         Year Ended December 31,
                                           ------------------------------------------------
                                                   1996                      1995
                                           ---------------------     ----------------------
                                                       Weighted-                  Weighted-
                                                        Average                    Average
                                                       Exercise                    Exercise
                                            Shares      Price         Shares        Price
                                           --------    --------      --------     ---------

Outstanding at beginning of year. .         283,000      $2.00        205,000       $2.00

Options granted . . . . . . . . . .         220,000       2.09        138,000        2.00

Options canceled or expired . . . .        (103,000)      2.00        (60,000)       2.00
                                           --------                   -------


Outstanding at end of year. . . . .         400,000       2.05        283,000        2.00
                                           ========                   =======


Options exercisable at year end . .         208,000       2.03        164,000        2.00
                                           ========                   =======



(NOTE M) - Commitments and Contingencies:

            [1] The Company, like other retailers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury.

            [2] The Company's subsidiary Jason is a defendent in certain product liability suits filed by its customers. The legal fees and damages to Jason are limited to its insurance deductible. According to the Company's legal counsel as of December 31, 1996, the maximum loss contingency on existing claims totalled $25,000. The amount has not been recorded since in the opinion of legal counsel, the outcome of these claims is uncertain.

            [3] During the year, the Company entered into an exclusive three year license agreement with an option to renew for an additional two years to use the Nautilus name for a new line of products. The agreement requires the payment of a royalty fee with guaranteed minimum royalties for each of the initial three years of the agreement.

(continued)

                                HEALTHRITE, INC.

                         NOTES TO FINANCIAL STATEMENTS

(NOTE N) - Export Sales:

            Export sales consist of the following:

                                             Year Ended
                                            December 31,
                                      -----------------------
                                         1996          1995
                                      ----------   ----------
     North American (not domestic) .  $  167,000   $  420,000
     Europe. . . . . . . . . . . . .       6,000        6,000
     Asia/Pacific Rim. . . . . . . .     788,000      415,000
     Middle East . . . . . . . . . .     540,000      327,000
     Central/South America . . . . .                    3,000
     Other . . . . . . . . . . . . .      52,000       17,000
                                      -----------  ----------

               T o t a l . . . . . .  $1,553,000   $1,188,000
                                      ===========  ==========