Form 10QSB
period 1997-03-31
HEALTHRITE INC
filed 1997-05-14
CIK 910329

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1997
                         Commission File No. 0-23016

                               HEALTHRITE, INC.
                               ----------------
             (Exact name of small business issuer in its charter)

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

                                (410) 581-8042
              (Registrant's telephone number, include area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
Number of shares outstanding of Registrant's Common stock as of May 9, 1997: 4,276,472 shares

                                HEALTHRITE, INC.

                                     INDEX


Part I

Financial Information:

     Condensed Consolidated Balance Sheet-
     March 31, 1997 (unaudited) and December 31, 1996 ........................3

     Condensed Consolidated Statement of Operations-
     Three Months Ended March 31, 1996 and 1997 (unaudited) ..................4

     Condensed Consolidated Statement of Cash Flows -
     Three Months Ended March 31, 1996 and 1997 (unaudited) ..................5

     Notes to Condensed Consolidated Financial Statements.....................6

     Management Discussion and Analysis of Financial Condition
     and Results of Operations................................................7

Part II

     Signature Page ..........................................................8

                                HEALTHRITE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                  March 31, 1997   December 31, 1996
                                                     (Unaudited)
    ASSETS
Current Assets
   Cash                                            $    378,000    $    286,000
   Accounts receivable, net of allowance              1,778,000       1,573,000
   Merchandise inventory                              4,053,000       3,894,000
   Prepaid expenses and other current assets            451,000         300,000
   Deferred tax assets                                  209,000         176,000
                                                   ------------    ------------
            Total Current Assets                      6,869,000       6,229,000

Property, plant and equipment - net                   3,524,000       3,589,000
Customer lists - net                                    108,000         113,000
Excess of purchase price over net assets
 acquired                                               462,000         474,000
Deferred design cost                                    705,000         718,000
Deferred tax asset                                      166,000         166,000
Other assets                                            158,000         162,000
                                                   ------------    ------------
            TOTAL ASSETS                           $ 11,992,000    $ 11,451,000
                                                   ============    ============


    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
   Current maturities of long-term obligations     $  2,081,000    $  2,053,000
   Accounts payable & accrued expenses                2,920,000       2,214,000
                                                   ------------    ------------
            Total Current Liabilities                 5,001,000       4,267,000

Long-term obligations and capital leases                872,000         861,000
Deferred income taxes payable                                 0               0
                                                   ------------    ------------
            Total Liabilities                      $  5,873,000    $  5,128,000
                                                   ------------    ------------

Commitments and Contingencies
Redeemable convertible 8% preferred stock
Par value $.001,  2,000,000 authorized
432,500 issued and outstanding                          755,000         749,000
                                                   ------------    ------------

Stockholders' Equity
Common stock; par value $.001 per share                   4,000           4,000
10,000,000 authorized;
4,176,472 issued at March 31, 1997 and
4,176,472 issued at December 31, 1996
Additional paid-in-capital                            6,928,000       6,934,000
Accumulated deficit                                  (1,568,000)     (1,364,000)
                                                   ------------    ------------
Deferred compensation, net                                    0               0
            Total Equity                              5,364,000       5,574,000
                                                   ------------    ------------

TOTAL LIABILITIES & STOCKHOLDER EQUITY             $ 11,992,000    $ 11,451,000
                                                   ============    ============


                                HEALTHRITE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                               Three Months Ended March 31,
                                                  1997           1996
                                               (Unaudited)
    Revenue                                   $4,271,000      $3,824,000

    Cost of sales, including warehousing
       distribution, and occupancy             2,616,000       2,136,000
                                              ----------      ----------

    Gross Profit                               1,655,000       1,688,000

    Selling, general, and administration       1,778,000       1,606,000
    Cost of Consolidation Plan                                   388,000

    Loss from operations                        (123,000)       (306,000)

    Other income/(expenses)
       Interest, net                             (70,000)        (60,000)

    Loss from operations before provision
     for income taxes                           (193,000)       (366,000)


    Provision (Benefit) for income taxes         (23,000)       (140,000)
                                               ----------      ----------

    Loss from continuing operations             (170,000)       (226,000)
                                               ----------      ----------

    Net Loss                                    (170,000)       (226,000)
                                               ==========      ==========


    Less: Stock dividend on preferred stock      (17,000)
             Accretion of preferred stock         (6,000)

    Net loss attributable to common
    shareholders                              $ (193,000)      $(226,000)
                                               ==========      ==========

    Net loss per share                            $(0.04)         $(0.05)
                                               ==========      ==========

    Weighted average shares outstanding        4,300,000       4,180,000


                                HEALTHRITE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                    Three Months Ended March 31,
                                                         1997           1996
                                                      (Unaudited)
Cash Flow from Operating Activities:
Net loss                                              $(193,000)      $(226,000)
  Depreciation & amortization                           184,000         163,000
  Non-cash compensation                                                 100,000
  Deferred tax asset                                    (32,000)       (158,000)
Changes in assets and liabilities:
  (Increase)/decrease in accounts receivable           (205,000)       (158,000)
  (Increase)/decrease in inventory                     (158,000)        240,000
  (Increase)/decrease in prepaid expenses &
    other current assets                               (152,000)        (42,000)
  (Increase)/decrease in A/P and accrued
    expenses                                            704,000         108,000
                                                      ---------       ---------
Net cash provided by operating activities               148,000          27,000
                                                      ---------       ---------
Cash Flow from Investing Activities:
  Purchase of equipment                                 (79,000)        (61,000)
  Increase/(decrease) in other assets                   (16,000)        (49,000)
                                                      ---------       ---------
Total Cash Flow from Investing Activities               (95,000)       (110,000)
                                                      ---------       ---------
Cash Flow from Financing Activities:
  Proceeds from debt                                    111,000
  Payment of debt                                       (72,000)        (67,000)
  Proceeds from sale of common stock                          0         100,000
                                                      ---------       ---------
Net cash provided by financing activities:               39,000          33,000
                                                      ---------       ---------
NET INCREASE/(DECREASE) IN CASH                          92,000         (50,000)

Cash and cash equivalents at beginning of
 period                                                 286,000         348,000
                                                      ---------       ---------

Cash and cash equivalents at end of period            $ 378,000       $ 298,000
                                                      =========       =========
Supplemental disclosure of cash
 flow information
Cash paid during the period for:
  Interest                                               70,000          60,000
  Income Taxes                                            6,000          17,000
        Total                                         $  76,000       $  77,000



                                HEALTHRITE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL

On July 17, 1995, the Registrant's Certificate of Incorporation was amended to change its name from Vitamin Specialties Corp. to HealthRite, Inc.

The information contained herein with respect to the three month periods ended March 31, 1997 and 1996 has not been audited but was prepared in conformity with the accounting principles and policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996. Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three month periods ended March 31, 1997 and 1996. The results are not necessarily indicative of results to be expected for the year.

2. BANK LOANS

Vitamin Specialties Corp. and Jason Pharmaceuticals, Inc. entered into loan agreements on May 17, 1995 aggregating $2,000,000, of which $1,800,000 is a working capital loan and $200,000 is a term loan. Loan advances available from the working capital loan are based on percentages of accounts receivable and inventory. Total loan availability at March 31, 1997 was $1,138,000, all of which was used.

3. SALE OF CONVERTIBLE PREFERRED STOCK

In August 1996, the Registrant sold 432,500 shares of 8% Convertible Preferred Stock due 2001 which generated gross proceeds of $865,000. The shares are convertible into the Company's common stock on the basis of one share of common for each share of convertible preferred stock. The proceeds were used to develop the Nautilus(R) brand products and for working capital.

                                HEALTHRITE, INC.
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

General

THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

Revenues increased $447,000 or 12% over the prior period. The increase was attributable primarily to increased contract sales and new sales from Nautilus (started in late January) at Montana Naturals Int'l, Inc. ("Montana Naturals"), the Registrant's wholly-owned subsidiary. Revenues from other lines of business remained consistent with last year's trends.

Cost of sales, including warehousing, distribution, and occupancy increased by $480,000 or 22%, and as a percentage of revenues increased by 5% from 56% in 1996 to 61% in 1997. The increase in the cost of sales as a percentage of revenues was due to increased lower margin contract sales.

Selling, general and administrative expenses increased by $172,000 or 11% but as a percentage of revenues, remained at 42% between 1996 and 1997. The dollar increase was attributable to the increased sales and distribution costs in Montana Naturals and Nautilus Nutritionals(R) branded sales, as well as costs associated with the revamping of the Vitamin Specialties line to meet future FDA labeling requirements.

Interest expense was $70,000 in 1997 as compared to $60,000 in 1996. The difference was attributable to an increase in outstanding borrowings.

The $23,000 benefit for income taxes in 1997 represents anticipated use of net operating loss carry-forward in 1997.

SEASONALITY

The Registrant believes that its business is not subject to significant seasonality.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Registrant was not in compliance with certain covenants of the loan agreements. The bank has waived the events of default through January and February and accelerated the due date of both the revolving and term loans to January 1, 1998. The covenants in the loan agreement become more restrictive each quarter during 1997 and the Registrant did not meet these covenants at March 31, 1997. On May 9, 1997, the Registrant executed a Commitment Letter with First Bank System in which First Bank will provide up to $4.5 million in financing to Montana Naturals. Proceeds of the financing will be used for expansion, refinancing all existing loans, and for working capital for Montana Naturals. This, in addition to the $450,000 block grant loan from the Lake County Community

Development Corporation (through the Montana Department of Commerce), will be used to expand Montana manufacturing and distribution capacity, to market the new Nautilus product line and to promote existing products.

The Registrant believes that its working capital and anticipated cash flow from operations, together with the newly acquired financing from First Bank, will be sufficient to meet the Registrant's anticipated working capital requirements for the foreseeable future.

INFLATION

To date, inflation has not had a material effect on the Registrant's business.

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


                                             HealthRite Inc.
                                             ---------------
                                              (Registrant)


                                             /s/ Bradley T. MacDonald
                                             --------------------------------
                                             Bradley T. MacDonald
                                             President & CEO


                                             /s/ A. J. Talluto
                                             --------------------------------
                                             A. J. Talluto
                                             Chief Financial Officer