Form 10QSB
period 1997-06-30
HEALTHRITE INC
filed 1997-08-13
CIK 910329

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997                Commission File No. 0-23016

                               HealthRite, Inc.
             (Exact name of small business issuer in its charter)

                        Delaware                                                       13-3714405
--------------------------------------------------------------           -----------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

       11445 Cronhill Drive, Owings Mills, MD                                             21117
--------------------------------------------------------------           -----------------------------------
           (Address of principal offices)                                              (Zip Code)

Registrant's telephone number, including Area Code:   (410) 581-8042

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]    No [ ]

Number of shares outstanding of Registrant's Common Stock, as of May 9, 1997: 4,276,472 shares

                                     Index


PART I
FINANCIAL INFORMATION:

      Condensed Consolidated Balance Sheet -
          June 30, 1997 (unaudited) and December 31, 1996...............   3

      Condensed Consolidated Statement of Operations -
          Six Months Ended June 30, 1996 and 1997 (unaudited)...........   4

      Condensed Consolidated Statement of Cash Flows -
          Six Months Ended June 30, 1996 and 1997 (unaudited)...........   5

      Notes to Condensed Consolidated Financial Statements..............   6

      Management Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   8

PART II
      Signature Page....................................................   9

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                June 30, 1997  December 31, 1996
                                                                                 (Unaudited)
     ASSETS
     Current assets:
         Cash ................................................................   $    641,000    $    286,000
         Accounts receivable, net of allowance ...............................      2,102,000       1,573,000
         Merchandise inventory ...............................................      2,865,000       3,894,000
         Prepaid expenses and other current assets ...........................        284,000         300,000
         Deferred tax assets .................................................        209,000         176,000
                                                                                 ------------    ------------
                              Total Current Assets............................      6,101,000       6,229,000

     Property, plant and equipment - net .....................................      2,879,000       3,589,000
     Customer lists - net ....................................................            -0-         113,000
     Excess of purchase price over net assets acquired .......................            -0-         474,000
     Deferred design cost ....................................................        649,000         718,000
     Deferred tax asset ......................................................        166,000         166,000
     Other assets ............................................................         68,000         162,000
                                                                                 ------------    ------------
              TOTAL ASSETS ...................................................   $  9,863,000    $ 11,451,000
                                                                                 ------------    ------------


     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Current maturities of long-term obligations .........................   $    769,000    $  2,053,000
         Accounts payable and accrued expenses ...............................      2,478,000       2,214,000
                                                                                 ------------    ------------
                              Total Current Liabilities ......................      3,247,000       4,267,000

     Long-term obligations and capital leases ................................        774,000         861,000
     Deferred income taxes payable ...........................................              0               0
                              Total Liabilities ..............................      4,021,000       5,128,000
                                                                                 ============    ============

     Commitments and contingencies:

     Redeemable convertible 8% preferred stock;
         par value $.001; 2,000,000 authorized;
         432,500 issued and outstanding ......................................        762,000         749,000
                                                                                 ------------    ------------

     Stockholders' Equity

     Common stock; par value $.001 per share; 10,000,000 authorized; 4,276,472
         issued at June 30, 1997 and 4,276,472 issued at December 31, 1996 ...          4,000           4,000
     Additional paid-in capital ..............................................      6,921,000       6,934,000
     Accumulated deficit .....................................................     (1,845,000)     (1,364,000)
                                                                                 ------------    ------------
     Deferred compensation, net ..............................................              0               0
                                                                                                 ............
  Total Equity ...............................................................      5,080,000       5,574,000
                                                                                 ------------    ------------

     TOTAL LIABILITIES & STOCKHOLDER EQUITY ..................................   $  9,863,000    $ 11,451,000
                                                                                 ============    ============

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                           1997              1996               1997            1996
                                                        (Unaudited)                  (Unaudited)
 Revenue ................................................   $ 4,458,000    $ 4,481,000    $ 8,729,000    $ 8,305,000
 Cost of sales, including warehousing
     distribution, and occupancy ........................     2,748,000      2,576,000      5,364,000      4,711,000
                                                            -----------    -----------    -----------    -----------
 Gross Profit ...........................................     1,710,000      1,905,000      3,365,000      3,594,000
 Selling, general, and administration ...................     2,008,000      1,628,000      3,786,000      3,234,000
 Cost of Consolidation Plan .............................             0              0              0        388,000
                                                            -----------    -----------    -----------    -----------

 Income (loss) from operations ..........................      (298,000)       277,000       (421,000)       (28,000)
 Other income/(expenses)
     Gain on sale of assets .............................        80,000              0         80,000
     Interest, net ......................................       (40,000)       (26,000)      (109,000)       (86,000)
     Income (Loss) from operations before
          provision for income taxes ....................      (258,000)       251,000       (450,000)      (114,000)

Provision (Benefit) for income taxes ....................        19,000         83,000         (4,000)       (57,000)
                                                            -----------    -----------    -----------    -----------
Loss from continuing operations .........................                                    (446,000)       (57,000)
Net Loss ................................................      (277,000)       168,000       (446,000)       (57,000)
                                                            -----------    -----------    -----------    -----------

     Less:    Stock dividend on preferred stock..........                                     (34,000)
              Accretion of preferred stock...............                                     (13,000)

     Net loss attributable to common shareholders........                                    (493,000)      (57,000)
                                                                                          ===========    ==========
     Net income (loss) per share.........................   $     (0.06)   $      0.04    $     (0.11)   $     (0.01)
                                                            ===========    ===========    ===========    ===========
     Weighted average shares outstanding ...............      4,300,000      4,276,472      4,300,000      4,229,805





                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           Six Months Ended June 30,
                                                                             1997           1996
                                                                          (Unaudited)
Cash Flow from Operating Activities:
    Net loss .........................................................   $  (493,000)   $   (57,000)
         Depreciation & amortization .................................       409,000        321,000
         Non-cash compensation .......................................             0        100,000
         Deferred tax asset ..........................................       (32,000)       (88,000)
         Gain on asset sale ..........................................       (80,000)       (26,000)

    Changes in assets and liabilities:
         (Increase)/decrease in accounts receivable ..................      (546,000)      (387,000)
         (Increase)/decrease in inventory ............................      (257,000)       270,000
         (Increase)/decrease in prepaid expenses &
         other current assets ........................................       (64,000)       (17,000)
         (Increase)/decrease in A/P and accrued expenses .............       167,000        361,000
                                                                         -----------    -----------
    Net Cash provided by Operating Activities ........................      (896,000)       477,000
                                                                         -----------    -----------

Cash Flow from Investing Activities:
    Proceeds from sale of assets .....................................     2,692,000         55,000
    Purchase of equipment ............................................       (86,000)      (190,000)
    Purchase of subsidiary ...........................................             0        (90,000)
    Increase/(decrease) in other assets ..............................         3,000       (225,000)
                                                                         -----------    -----------
         Total Cash Flow from Investing Activities ...................     2,609,000       (450,000)
                                                                         -----------    -----------

Cash Flow from Financing Activities:
    Proceeds from debt ...............................................       236,000         51,000
    Payment of debt ..................................................    (1,594,000)      (199,000)
    Proceeds from sale of common stock ...............................             0        100,000
                                                                         -----------    -----------
         Net Cash provided by Financing Activities: ..................    (1,358,000)       (48,000)
                                                                         -----------    -----------

NET INCREASE/(DECREASE) IN CASH ......................................       355,000        (21,000)

Cash and cash equivalents at beginning of period .....................       286,000        348,000
                                                                         -----------    -----------

Cash and cash equivalents at end of period ...........................       641,000        327,000
                                                                         ===========    ===========

Supplemental disclosure of cash flow information: Cash paid during the period for:
         Interest ....................................................       152,000        118,000
         Income Taxes ................................................        16,000         20,000
    Total ............................................................   $   168,000    $   138,000


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

The information contained herein with respect to the six month periods ended June 30, 1997 and 1996 has not been audited but was prepared in conformity with the accounting principles and policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996. Included are the adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the three month periods ended June 30, 1997 and 1996. The results are not necessarily indicative of results to be expected for the year.

1.   BANK LOANS

On May 17, 1995, the Registrant (then named Vitamin Specialties, Inc.) and its subsidiary, Jason Pharmaceuticals, Inc. (Jason) entered into an Asset Based Loan Agreement with Fleet Bank and collateralized by assets of Jason and Vitamin Specialties. On June 20, 1997, this debt was paid in full by applying the sum of $1,275,000 from the proceeds of the sale of the assets of Vitamin Specialties (see "Disposition of Assets").

On May 9, 1997 the Registrant executed a Commitment Letter with First Bank System in which the bank will provide up to $4.5 million in financing to Montana Naturals, a wholly-owned subsidiary of the Registrant. The loan is expected to close before October 1, 1997. Proceeds of the financing will be used for expansion, refinancing all existing loans, and working capital for Montana Naturals. This is in addition to indebtedness issued by the Lake County Community Development Corporation (through the Montana Department of Commerce) for the Registrant in the principal amount of $450,000 and will also be used to expand the new Nautilus product line and to promote existing products.

2.   DISPOSITION OF ASSETS

The following was reported on Form 8-K on June 20, 1997.

On June 20, 1997, the Registrant sold its Vitamin Specialties line of business and all tangible and intangible assets to IVC Industries, Inc. ("IVC") for approximately $2,696,000 in cash. The assets included all inventories, furniture, fixtures, and point of sales systems in fifteen retail outlets operated by Vitamin Specialties in the Philadelphia area, including the stores in New Jersey and except the "store within a store" in the WalMart Supercenter in Lewistown, PA. Also included were the Vitamin Specialties inventories held in the Owings Mills, Maryland and Arlee, Montana warehouses.

The assets sold included store cash on the day of closing, certain deposits on leased property, lease rights in the fifteen stores, goodwill, the name "Vitamin Specialties", trade secrets, copyrights, customer lists, mailing lists, permits and licenses in connection with the Vitamin Specialties operation. No liabilities were assumed by IVC.

Proceeds of $1,380,000 were used to pay outstanding debt owed to Fleet Bank by the Registrant and satisfy liens on the computer hardware and software of the Vitamin Specialties operations. The balance of the initial proceeds of $1,139,000 will be used by the Registrant as working capital. Certain holdback amounts aggregating $177,000 will be paid by IVC over the next six months.

3.  SALE OF CONVERTIBLE PREFERRED STOCK

In August 1996, the Registrant sold 432,500 shares of 8% Convertible Preferred Stock due 2001 which generated gross proceeds of $865,000. The shares are convertible into the Registrant's common stock on the basis of one share of common for each share of convertible preferred stock. The proceeds were used to develop the Nautilus(R)brand products and for working capital.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATION

         GENERAL

         SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996.

         Revenues increased $424,000 or 5% over the prior period. The increase was attributable primarily to increased contract sales and new sales from Nautilus (started in late January) at Montana Naturals Int'l, Inc. ("Montana Naturals"), the Registrant's wholly-owned subsidiary. Revenues from other lines of business remained consistent with last year's trends. The sale of the Vitamin Specialties assets yielded an $80,000 gain.

         Cost of sales, including warehousing, distribution, and occupancy increased by $653,000 or 14%, and as a percentage of revenues increased by 4% from 57% in 1996 to 61% in 1997. The increase in the cost of sales as a percentage of revenues was due to increased lower margin contract sales.

         Selling, general and administrative expenses increased by $164,000 or 5% but as a percentage of revenues, remained at 43% between 1996 and 1997. The dollar increase was attributable to the increased sales in Montana Naturals and Nautilus(R)Nutritionals branded sales, as well as costs associated with the revamping of the Vitamin Specialties line to meet future FDA labeling requirements.

         Interest expense was $109,000 in 1997 as compared to $86,000 in 1996. The difference was attributable to increased outstanding borrowings during the period.

         The $4,000 benefit for income taxes in 1997 represents anticipated use of net operating loss carry-forward in 1997.

         Loss attributable to common stockholders increased $436,000 for the first six months of 1997 compared to the first six months of 1996. As previously indicated, most of this loss resulted from increased operating costs. Although the gain on the sale of assets offset the operating loss by $80,000, considerable expense was incurred in order to revamp the Vitamin Specialties line and for moving the distribution and warehousing operations to Owings Mills where future distribution and warehousing costs will be reduced by $180,000 annually.

         The Vitamin Specialties operation had lost approximately $2 million over the past three years. In 1997 to date, Vitamin Specialties' losses amounted to $509,000. Without this operation's losses, it is estimated that Net Income Attributable to Stockholders would have been breakeven through June 30, 1997, instead of a loss of $0.11 per share.

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

HealthRite Inc.
(Registrant)


/s/ Bradley T. MacDonald
------------------------

Bradley T. MacDonald
President & CEO