Form 10QSB
period 1997-09-30
HEALTHRITE INC
filed 1997-11-14
CIK 910329

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997            Commission File No. 0-23016

                                HealthRite, Inc.
-------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

            Delaware                                             13-3714405
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  711 Fifth Avenue, 14th Floor, New York, NY                      10022
-------------------------------------------------------------------------------
      (Address of principal offices)                            (Zip Code)

Registrant's telephone number, including Area Code:       (212) 829-0900
                                                   ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of Registrant's Common Stock, as of
November 11, 1997:   4,276,472 shares

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

Index


Part I
Financial Information:

         Condensed Consolidated Balance Sheet -
            September 30, 1997 (unaudited) and December 31, 1996           3

         Condensed Consolidated Statement of Operations -
            Three and Nine Months Ended September 30, 1997
            and 1996 (unaudited)                                           4

         Condensed Consolidated Statement of Cash Flows -
            Nine Months Ended September 30, 1997 and 1996 (unaudited)      5

         Notes to Condensed Consolidated Financial Statements              6

         Management Discussion and Analysis of Financial Condition
            and Results of Operations                                      8

Part II

         Other Information                                                 9

         Signature Page                                                   10

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                   September 30, 1997    December 31, 1996
                                                       (Unaudited)
ASSETS
Current assets:
  Cash                                                 $    293,000        $    286,000
  Accounts receivable, net of allowance                   1,807,000           1,573,000
  Merchandise inventory                                   2,588,000           3,894,000
  Prepaid expenses and other current assets                 614,000             300,000
  Deferred tax assets                                       241,000             176,000
                                                       ------------        ------------
    Total Current Assets                                  5,543,000           6,229,000

Property, plant and equipment - net                       2,778,000           3,589,000
Customer lists - net                                            -0-             113,000
Excess of purchase price over net assets acquired               -0-             474,000
Deferred design cost                                        558,000             718,000
Deferred tax asset                                          166,000             166,000
Other assets                                                 67,000             162,000
                                                       ------------        ------------
    TOTAL ASSETS                                       $  9,112,000        $ 11,451,000
                                                       --------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations          $    769,000        $  2,053,000
  Accounts payable and accrued expenses                   2,124,000           2,214,000
                                                       --------------------------------
    Total Current Liabilities                             2,893,000           4,267,000

Long-term obligations and capital leases                    911,000             861,000
    Total Liabilities                                     3,804,000           5,128,000
                                                       --------------------------------
Redeemable convertible 8% preferred stock;
  par value $.001; 2,000,000 authorized;
  432,500 issued and outstanding                            768,000             749,000
                                                       --------------------------------
Stockholders' Equity

Common stock; par value $.001 per share;
  10,000,000 authorized; 4,276,472
  issued at September 30, 1997
  and 4,276,472 issued at December 31, 1996                  4,000               4,000
Additional paid-in capital                                6,916,000           6,934,000
Accumulated deficit                                      (2,380,000)         (1,364,000)
                                                       --------------------------------
    Total Equity                                          4,540,000           5,574,000
                                                       ------------        ------------
   TOTAL LIABILITIES & STOCKHOLDER'S EQUITY            $  9,112,000        $ 11,451,000
                                                       --------------------------------

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                    September 30,

                                                   1997            1996            1997            1996
Revenue                                        $  3,308,000    $  4,379,000    $ 12,037,000    $ 12,684,000
Cost of sales, including warehousing
  distribution, and occupancy                     2,212,000       2,369,000       7,478.000       7,080,000
                                               ----------------------------    ----------------------------
Gross Profit                                      1,106,000       2,010,000       4,559,000       5,604,000
Selling, general, and administration              1,671,000       1,721,000       5,458,000       4,956,000
Cost of Consolidation Plan                                0               0               0         388,000
                                               ------------    ----------------------------    ------------
Income/(Loss) from operations                      (565,000)        289,000        (899,000)        260,000
Other Income/(Expenses)
  Interest, net                                     (28,000)        (60,000)       (179,000)       (179,000)
  Other income/(expense)                            (46,000)          4,000          77,000          38,000
                                               ----------------------------    ----------------------------
  Income (Loss) from operations before
    provision for income taxes                     (639,000)        233,000      (1,001,000)        119,000

Provision (Benefit) for income taxes                (50,000)         (5,000)        (37,000)        (62,000)
                                               ------------------------------------------------------------
Net Income/(Loss)                                  (589,000)        230,000        (964,000)        181,000
                                               ----------------------------    ----------------------------
Less: Preferred stock accretion and dividend        (23,000)          9,000         (70,000)          9,000
                                               ------------------------------------------------------------
Net Income (loss) attributable to
  common shareholders                          $   (612,000)   $    229,000    $ (1,034,000)   $    172,000
                                               ------------    ------------    ------------    ------------
Net Income (loss) per share                    $      (0.14)   $       0.05    $      (0.24)   $       0.04
                                               ----------------------------    ----------------------------
Weighted average shares outstanding               4,276,000       4,333,000       4,276,000       4,287,000

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                     Nine Months Ended September 30,

                                                          1997               1996
Cash Flow from Operating Activities:
  Net income/(loss)                                   $(1,034,000)       $   336,000
  Adjustment to reconcile net income to net cash
  provided by operating activities:
    Depreciation & amortization                           585,000            662,000
    Non-cash compensation                                 100,000
    Deferred tax asset                                   (109,000)          (146,000)
    (Gain)/loss on asset sale                             (70,000)           (11,000)

  Changes in assets and liabilities:
    (Increase)/decrease in accounts receivable           (251,000)          (641,000)
    (Increase)/decrease in inventory                       32,000           (836,000)
    (Increase)/decrease in prepaid expenses &
    other current assets                                 (401,000)           (62,000)
    (Increase)/decrease in A/P and accrued expenses      (122,000)           354,000
                                                      ------------------------------
  Net Cash provided by Operating Activities            (1,370,000)          (244,000)
                                                      -----------        -----------
Cash Flow from Investing Activities:
  Proceeds from sale of assets                          2,692,000             55,000
  Purchase of equipment                                   (86,000)          (322,000)
  Increase/(decrease) in other assets                       5,000           (692,000)
                                                      ------------------------------
  Total Cash Flow from Investing Activities             2,611,000           (959,000)
                                                      ------------------------------
Cash Flow from Financing Activities:
  Proceeds from debt                                      733,000            649,000
Payment of debt                                        (1,967,000)          (396,000)
  Proceeds from sale of common/preferred stock                  0            889,000
                                                      -----------        -----------
  Net Cash provided by Financing Activities:           (1,234,000)         1,142,000
                                                      ------------------------------
NET INCREASE/(DECREASE) IN CASH                             7,000            (61,000)

Cash and cash equivalents at beginning of period          286,000            348,000
                                                      ------------------------------
Cash and cash equivalents at end of period                293,000            286,000
                                                      ------------------------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                              179,000            179,000
    Income Taxes                                           16,000             22,000
                                                      ------------------------------
  Total                                               $   195,000        $   201,000
Summary of noncash transactions
  Dividends and accretion on preferred stock          $    70,000        $     9,000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


General

The information contained herein with respect to the three and nine month periods ended September 30, 1997 and 1996 has not been audited but was prepared in conformity with the accounting principles and policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996. Included are the adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the three and nine month periods ended September 30, 1997 and 1996. The results are not necessarily indicative of results to be expected for the year.

1.   Financing

On June 20, 1997, the Registrant repaid outstanding bank debt of $1,275,000 from the proceeds of sale of the assets of the Vitamin Specialties Division (see "Disposition of Assets").

On October 15, 1997, Montana Naturals Int'l Inc. ("Montana Naturals") a wholly-owned subsidiary of the Registrant, closed a $4,500,000 bank credit agreement, comprising a $2,500,000 working capital loan and two fixed asset loans aggregating $2,000,000. A portion of the proceeds of the working capital loan, $750,000, was drawn down at closing to repay outstanding debt and to fund working capital. The loans are collateralized by all the assets of Montana Naturals and the credit agreement contains covenants restricting working capital advance rates to percentages of eligible receivables and inventory, and requires Montana Naturals to meet certain income, liquidity and capitalization ratios. The maturity date of the working capital loan is June 30, 2005 and on one of the fixed asset loans is June 30, 2005 and October 1, 2017 on the other. The loans are repayable in equal monthly installments over their respective lives commencing July 1998. The interest rate on outstanding loans is initially prime plus 1.25%, converting on June 30, 1998 to the treasury rate plus 3.5% corresponding to the loan term. These loans are in addition to the Montana Naturals loan from the Lake County Community Development Corporation (through the Montana Department of Commerce) in the principal amount of $450,000 which has been used to expand the Nautilus product line and to promote existing products.

During October 1997 the Registrant executed a commitment letter with a financial group in terms of which that group will provide up to $1,000,000 in asset-based financing to Jason Pharmaceuticals, Inc. ("Jason"), a wholly-owned subsidiary of the Registrant. The financing, which is expected to close during November, will be collateralized by all the assets of Jason and will provide working capital for Jason, primarily to finance its existing product line.

2.   Disposition of Assets

On June 20, 1997, the Registrant sold its Vitamin Specialties line of business and all tangible and intangible assets associated therewith for approximately $2,692,000 in cash. The assets included all inventories, furniture, fixtures, and point of sales/systems in fifteen retail outlets operated by the Vitamin Specialties Division in the Philadelphia area, including the stores in New Jersey except the "store within a store" in the WalMart Supercenter in Lewistown, PA. Also included were the Vitamin Specialties inventories held in the Owings Mills, Maryland and Arlee, Montana warehouses. The assets sold or assigned included store cash on the day of closing, certain deposits on leased property, lease rights in the fifteen stores, goodwill, the name "Vitamin Specialties", trade secrets, copyrights, customer lists, mailing lists, permits and licenses in connection with the Vitamin Specialties Division. No liabilities were assumed by the purchaser.

Proceeds of $1,275,000 were used to pay outstanding debt by the Registrant and $105,000 to satisfy liens on the computer hardware and software of the Vitamin Specialties Division. The balance of the initial proceeds of $1,241,000 will be used by the Registrant as working capital. A Note Payable to the Registrant from the purchaser is due December 20, 1997 for $75,000 plus interest.


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

                     Management Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operation

      Nine Months Ended September 30, 1997 and September 30, 1996. Revenues decreased $647,000 or 5% over the same period in 1996. The decrease was attributable primarily to exclusion of the revenues of the Vitamin Specialties Division from the date of its divestiture, June 20, 1997 and had generated revenues of $1,038,000 in the third quarter of the prior year. This was partially offset by increased private label sales and sales of Nautilus(R) Brand products.

      Cost of Sales, including warehousing, distribution, and occupancy increased by $398,000 or 6%, and as a percentage of revenues increased by 6% from 56% in 1996 to 62% in 1997. The increase as a percentage of revenues was primarily due to an increase of lower margin private label revenues and the Nautilus(R) Brand sales.

      Selling, general and administrative expenses increased by $502,000 or 10%, and as a percentage of revenues increased 39% to 45% or 6% between 1996 and 1997. The increases are attributable to costs associated with introducing the Nautilus(R) Brand products line, upgrading the Vitamin Specialties line to meet future FDA labeling requirements and costs associated with terminating certain employees and reducing the employment term of the previous CEOand President, who became a consultant on August 13, 1997 and which expires December 31, 1997.

      Interest expense was unchanged in 1997.

      A benefit of $50,000 for income taxes has been accrued in 1997 compared to the $62,000 net benefit in 1996.

      Arising from the above, a net loss of $1,034,000 was incurred in the first nine months of 1997 as compared to net income of $172,000 in the same period in 1996.

      The Vitamin Specialties operation recorded cumulative losses of approximately $2,000,000 over the past three years. In 1997, Vitamin Specialties' losses amounted to $578,000.

                          PART II - OTHER INFORMATION


SEASONALITY

The Registrant believes that its business is not subject to significant seasonality.


LIQUIDITY AND CAPITAL RESOURCES

The Registrant believes that its working capital and anticipated cash flow from operations, together with the financing avaliable in the Montana Naturals bank line will be sufficient to meet the Registrant's anticipated working capital requirements for the foreseeable future.


INFLATION

To date, inflation has not had a material effect on the Registrant's business.


ITEM 5. OTHER INFORMATION

On August 13, 1997 the Registrant revised the employment agreement of Bradley
T. MacDonald to reflect his resignation as CEO/President and a Director of the Registrant, and his employment as a consultant until December 31, 1997.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


HealthRite Inc.
(Registrant)



----------------------------------
David P. Illingworth
Co-Chief Operating Officer



----------------------------------
John L. Teeger
Chief Financial Officer