Form 10KSB
period 1997-12-31
HEALTHRITE INC
filed 1998-04-15
CIK 910329

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997          Commission File No. 0-23016

                                HealthRite, Inc.
                            -------------------------
              (Exact name of small business issuer in its charter)

           Delaware                                13-3714405
     ---------------------                      ---------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)


       11445 Cronhill Drive, Owings Mills, MD                   21117
       --------------------------------------               -----------
           (Address of principal offices)                    (Zip Code)

Registrant's telephone number, including Area Code: (410) 581-8042

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                       -----------------------------------
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.   [ ]

The issuer's revenues for the fiscal year ended December 31, 1997 were $14,361,000.

Aggregate market value of voting stock held by non-affiliates of registrant (deemed by registrant for this purpose to be neither a director nor a person known to registrant to beneficially own, exclusive of shares subject to outstanding options, less than 5% of the outstanding shares of registrant's Common Stock) computed by reference to the closing sales price as reported on the NASDAQ Small Cap Market on March 24, 1998: $1.50.

Number of shares outstanding of registrant's Common Stock, as of March 20, 1998:
4,400,198 shares

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check one)  yes ____   no  X

PART I

ITEM 1. Business.

Summary

HealthRite, Inc. (the "Company") is engaged in the production, distribution, and sale of consumable fitness, health and diet products including energy formulated products, bee pollen, bee-related products, standardized herbal extracts, meal substitutes and sports nutrition products. These products are currently manufactured in two modern facilities.

The Company's 1998 plan is to:

          o focus on Pure Energy and Medifast branded products while growing the profitable standardized herbal extracts custom manufacturing operation;

          o restructure the Company's marketing and distribution strategies to take advantage of relationships with major retail drug chains and favorable financing;

          o consolidate most of the Company's production of branded products in Montana to capitalize on lower cost structures; and

          o develop a strategic manufacturing partnership for the Owings Mills, Maryland facility.

The Company has implemented a new marketing strategy which focuses on only the category product leaders from each of its wholly-owned operating subsidiaries, Montana Naturals International, Inc. ("MTNA") and Jason Pharmaceuticals, Inc. ("Jason"). MTNA's leaders include the Montana Big Sky Pure Energy branded products, Montana Big Sky bee pollen and bee-related products and its standardized herbal extracts line. Jason's category leaders are its Medifast product line including TAKE SHAPE(TM) in both regular and lactose-free formulations.

The Company is committed to reduce its product manufacturing costs. Within the next six months the Company will restructure and consolidate some of its manufacturing operation by enlarging its MTNA operation and combining the Jason manufacturing into this new facility. Also, new high speed, more efficient equipment has been purchased at the MTNA operation which will provide more cost effective manufacturing.

Markets

Herbs

Sales of herbal products have expanded over the past several years fueled by various studies that demonstrate the positive health benefits of herbal supplements. This market posted a 66% increase in sales in 1997. Management therefore believes that there is greater consumer awareness, understanding and interest in herbal products for a variety of health-related concerns. HealthRite's Montana Naturals Division, with its widely-recognized brands, is uniquely poised to maximize the income potential of this market.

Diet Control

Millions of dieting Americans use a variety of weight loss methods, including meal replacements, commercial diet programs, prescription diet medications and hospital-based diet and counseling. The greatest growth trend appears to be in the use of meal replacements, with the existing and newly developed products. The Company is developing new meal replacement products and expanding its existing products to gain a larger share of the current and future meal replacement market.

Competition

The markets for the Company's products are highly competitive, but fragmented. The Company sells its herbal products through various retail distribution channels such as vitamin/fitness stores, health food stores, drug stores, supermarkets, discount stores, multi-level and direct marketing. In each instance, the Company competes for market share with larger, well financed companies such as Pharmavite, Rexall-Sundown and private label manufacturers of major retailers. Similarly, there are large, well financed competitors in the meal replacement (Take Shape(TM) by Medifast(R)) industry such as Slimfast. The very low calorie diet market (Medifast) is much smaller and the competition is much more limited. Bee pollen products are likewise a small market with fewer and smaller competitors. Finally, the Company manufactures private label herbal and meal replacement products for major retailers and manufacturers, a highly competitive, very fragmented, part of the industry


Products

The Company offers a broad selection of products, all under its branded labels and private label programs.

Montana Big Sky (Pure Energy) - marketed predominantly to natural foods enthusiasts.

This brand encompasses a wide range of energy products containing bee pollen and bee-related ingredients. The Montana Naturals Pure Energy line was recently extended to include herbal teas. In both 1996 and 1997, Pure Energy Instant Teas won as "best new product" at the annual natural food industry shows and a People's Choice Award for taste and quality. Pure Energy products, which have traditionally only been sold in health food stores, are participating in the drug store cross over and as such are carried in Rite Aid, Walgreen, CVS, Phar-Mor, American Stores, Publix, Wal-Mart, "One Source", and AmeriSource. A program using the Pure Energy two-piece capsule is being advanced in the convenience store trade. The bee pollen/bee-related products are still widely distributed in the health food trade and have also participated in the cross over to selected specialty retailers.

Montana Naturals Standardized Herbal Extracts - only natural ingredients and quality from start to finish.

Herbal-based products are currently growing in popularity. This leads manufacturers to new products and private label opportunities. As a world-class manufacturer of herbs, MTNA expects to develop new products and to capitalize on these opportunities.

Medifast(R) - a medically-supervised very-low-calorie diet.
Brand awareness of the Medifast name continues to evolve through line extensions, quality product development, the Company's emphasis on customer service, and publications and programs developed by the Company's own nutritionist.

TAKE SHAPE(TM) - good-tasting, nutritious weight maintenance products.

Take Shape, an over-the-counter weight loss product, has been developed to be marketed through major drug store chains. The Company believes that new products for the pharmacist under the Medifast(R) TAKE SHAPE(TM) brand will bring sales from a previously untapped market. The Company is also producing several private label weight loss products for the growing diet center market.

Nautilus(R) Nutritionals - sports nutrition for the performance-driven athlete. "Nautilus", introduced in January 1997, will focus on women's sport drinks and bio-engineered foods. Nautilus Nutritionals will be repositioned to sell directly to consumers via infomercial and multi-level marketing.

Sales and Marketing

The Company markets and sells its products through its two operating subsidiaries:

Montana Naturals International, Inc.

MTNA offers its products principally through 1) a distributor/broker network in the health food trade, and 2) five brokers in the mass trade managed in each case by a national sales manager. The key executives Bradley T. MacDonald, Reed Vordenberg, and Charles Walgreen are also active in implementing sales strategies and establishment of retail contacts. This means customers will receive more coverage and attention from the Company's executives and management.

Montana Big Sky brand products are sold through a network of seven major health food brokers covering the 58 distributor network in the health food trade. The brokers are managed and assisted by two field sales managers and a national sales manager. Foreign sales have been developed and account for approximately 7.4% of sales in 1997. Sales of contract manufacturing for major, over-the-counter marketers are a significant area of growth for MTNA. These contracts are a result of direct contacts of the Company's management with the major marketing companies.

Jason Pharmaceuticals, Inc.

Jason has been a leader in the very-low-calorie diet market with its Medifast brand which has been administered by more than 150,000 physicians to over 500,000 patients. Medifast products are offered through physicians, hospitals, diet centers, and pharmacies. Jason solicits these entities through its full-time telemarketers and a National Sales Manager. Private label products are developed and manufactured for diet centers. Jason plans to promote TAKE SHAPE(TM) by Medifast(R) to pharmacies in 1998. By using expertise developed over the last 20 years, Jason intends to enter the over-the-counter meal replacement market with a lactose-free TAKE SHAPE(TM) product. Jason is also fielding a sales team to sell Medifast(R) products to diet centers.

Manufacturing

MTNA and Jason manufacture and package products in tablet, hard shell capsules, powder and liquid form. In the production and packaging of the products the Company maintains a quality control program which includes sample testing of raw materials and finished products, weight testing and purity testing. Products are packaged in tamper-resistant containers.

Manufacturing and packaging are currently performed at the Company's Arlee, Montana and Owings Mills, Maryland facilities. The Arlee, Montana facility was upgraded and expanded during 1995. Further expansion of this facility is scheduled for completion by the end of 1998 and will enhance the facility to pharmaceutical grade manufacturing.. Primary components of the products are supplied from various U.S vendors and, if economically advantageous, from overseas suppliers. Alternate sources of supply exist for all components.

Warehousing and Distribution

The Company maintains warehouse and distribution operations at its Arlee and Owings Mills facilities.

Advertising and Promotion

In the past, advertising and promotion had only been through print and radio media. Inserts in popular health-related magazines were used such as Energy Times, Delicious, Alive, Better Nutrition, Let's Live, Body Mind Spirit, Vegetarian Times, New Age Journal, Health Naturally, Eating Well, Fitness, Working Woman, Working Mother, as well as trade journals. The Company's Pure Energy brand is presented and sampled to the 40,000 retailers and consumers who attend the 16 major bike race sites across the country. The Company owns several registered trademarks, including Medifast(R), Take Shape(TM), Loving Mood(R), Pure Energy(R), Montana Big Sky, and a license for Nautilus(R) Nutritionals.

In January 1998, the previous Board and management obligated the Company to two advertising programs at a cost of approximately $425,000. The cost will be realized in the 1st Quarter of 1998. The advertising appeared in the 1st Quarter of 1998 in nationally recognized magazines. Present management will reevaluate this program in light of its cost and effectiveness. The cost of the quarterly advertising is twice as much as previous annual expenditures by the Company. The second program is the sponsorship of a mountain bike team in 1998 for $100,000, of which $25,000 will be realized on a quarterly basis. In 1997, the $85,000 spent to sponsor the Nautilus Nutritionals Professional Mountain Bike Team had no effect on sales.


Governmental Regulation

History

The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by several federal agencies, but principally by the Food and Drug Administration (the "FDA"). The Company must comply with the standards, labeling and packaging requirements imposed by the FDA for the sale of both pharmaceuticals food products. The food product regulations prevent the Company from representing in its literature and labeling that its products produce or create medicinal effects or possess drug-related characteristics. The FDA could, in certain circumstances, require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, or impose additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation. The FDA, in particular, regulates the advertising, labeling and sales of vitamin and mineral supplements. If the FDA believes the products are unapproved drugs or food additives rather than food supplements, then the FDA may initiate enforcement proceedings. Any or all of such requirements could adversely affect the Company's operations and its financial condition.

To the extent that sales of vitamins and nutritional supplements may constitute improper trade practices or endanger the safety of consumers, the operations of the Company may also be subject to the regulations and enforcement powers of the Federal Trade Commission ("FTC"), and the Consumer Product Safety Commission. The Company's activities are also regulated by various agencies of the states and localities in which the Company's products are sold. The FDA has suspended enforcement of some of the regulations as to dietary supplements required by the Dietary Supplement Health and Education Act of 1994 ("DSHEA") enacted on October 25, 1994. The DSHEA significantly alters the federal regulatory framework for dietary supplements and contains several provisions directly affecting the labeling of the Company's products. Under the DSHEA, a dietary supplement manufacturer may include in its labeling a "statement of nutritional support" which claims a benefit related to a classical nutrient deficiency disease and describes the general well-being resulting from consumption of a dietary supplement as long as the statement is truthful and not misleading. The manufacturer must include in the statement of nutritional support a required qualification that the supplement is not intended to diagnose, treat, cure or prevent any disease and that the FDA has not evaluated the statement. The DSHEA also requires dietary supplement labeling to list the name and quantity of each ingredient and include the term "dietary supplement" in the labeling. In addition, the FDA must promulgate regulations regarding physician-supervised treatment medical treatment programs for obesity. Products are manufactured and packaged in accordance with customer's specifications and sold under the customer's labels both domestically and in foreign countries through the customers' own distribution channels.

Product Liability and Insurance

The Company, like other producers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. The Company maintains insurance against product liability claims with respect to the products it manufactures. With respect to the retail and direct marketing distribution of products produced by others, the Company's principal form of insurance consists of arrangements with each of its suppliers of those products, to name the Company as beneficiary on each of such vendor's product liability insurance policy to the extent of $1,000,000. The Company does not buy products from suppliers who do not maintain such coverage.

Employees

At March 15, 1998, the Company employed 97 people, of whom 4 were engaged in retail, 55 in manufacturing, and 38 in marketing, administrative and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company.


ITEM 2. Description of Property.

The Company's manufacturing, warehousing and distribution operations are in two facilities. A 24,000 square-foot facility in Arlee, Montana is owned by the Company, but is collateral for a bank loan. Its 43,300 square-foot facility in Owings Mills, Maryland is leased through the year 2000, with a 5-year renewal option. The Company's remaining retail store is leased through February 2000. The leases require the Company to bear, in addition to the basic rent, the costs of insurance, tax and certain maintenance costs.


ITEM 3. Legal Proceedings.

There are no material legal proceedings currently pending against the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of the shareholders of the Company was held on December 17, 1997. Bradley T. MacDonald, former President of the Company, organized a slate of directors who solicited proxies in opposition to the nominees of the Company's management.

Background

Bradley T. MacDonald resigned in August, 1997 after the then incumbent board of directors accused him of mismanagement. In November he led a proxy contest to replace the incumbent board of directors.

MacDonald's proponents asserted that the Company's future growth and profitability required a board of directors with the necessary blend of experience and knowledge of (i) distribution of consumer products through major sales outlets such as national and regional supermarket and drugstore chains,
(ii) product marketing and advertising, and (iii) production and product development in the dietary supplement and health food industry. The proponents believed its nominees had this knowledge and experience.

If elected, they intended to rehire Bradley T. MacDonald as Chairman and Chief Executive Officer of HealthRite. The initial goals would be to reduce costs by consolidating some production facilities and to restructuring sales and marketing efforts by focusing on distribution of the Company's products through major supermarket and drugstore chains and to continue to grow the Company's health food business.

Summary of Proxy Contest

The proxy contest was won by the Bradley MacDonald proponents and a new slate of directors was elected on December 17, 1997. The new directors included Charles Walgreen, Walgreen Co. management for 16 years; David Panasci, former president of Fay's, Inc., a drugstore chain; and David Green, president of Southwest Supermarkets, a chain based in Phoenix, Arizona. In addition, the slate included Bradley T. MacDonald; Ron Hauge, Montana Naturals founder; Reed Vordenberg, owner of a marketing company; and Beverly Valore, a lawyer who specialized in drug product liability law.


PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

(a) The Company's Common Stock has been quoted under the symbol HLRT since July 17, 1995 on the Nasdaq Small Cap Stock Market. The following is a list of the low and high bid quotations by fiscal quarters for 1997 and 1996 as reported by
Nasdaq:

                                                  1997

                                                  Low               High
                                                  ---               ----
     Quarter ended March 31, 1997                2 1/4              3 5/8
     Quarter ended June 30, 1997                 1 1/2              2 7/8
     Quarter ended September 30, 1997            1 3/8              2 3/4
     Quarter ended December 31, 1997             1 1/4              2 1/8


                                                  1996

                                                  Low               High
     Quarter ended March 31, 1996                1 7/8              2 1/4
     Quarter ended June 30, 1996                 1 7/8              2 5/8
     Quarter ended Sept 30,1996                  1 7/8              3
     Quarter ended Dec 31, 1996                  2 1/2              3 1/8

-------------------

(a) The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

(b) There were 193 record holders of the Company's Common Stock, as of March 19, 1998.

(c) No dividends on common stock were declared by the Company during 1997 or 1996.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

1997 Comparison with 1996

Operating

Consolidated net sales for 1997 were $14,361,000 which is $2,143,000 (13%) less than 1996 sales of $16,504,000. In 1996, MTNA's sales were $6.3 million, Jason's sales were $5.2 million and Vitamin Specialties sales were $5 million for a Company total of $16.5 million. In 1997, sales for MTNA increased to $8.8 million, Jason's sales were $3.8 million and Vitamin Specialty Sales (for a six month period until sold) were $1.8 million for a total of $14.4 million. Despite the increase in sales by MTNA, revenues for 1997 decreased due in substantial part to the sale of the Vitamin Specialties stores in June 1997 and subsequent loss of revenues, $2,488,000 (computed from 1996 sales) and lower revenue of $768,000 at Jason Pharmaceuticals. Reduced revenue at Jason is attributed to the lower demand for weight management supplements and the increased popularity of diet drug medications such as phentermine, dexfenfluramine and the combination phentermine-fenfluramine ("phen-fen"). Medifast was used in conjunction with phen-fen.

Gross margins decreased from 44% in 1996 to 33% in 1997 due to an increase in lower margin contract manufacturing business, the higher cost of producing Nautilus product, the loss of the higher margins of the retail operations and the write-off of inventory.

Selling, General and Administrative expenses for 1997 increased $1,374,000 (22%) above 1996 expenses attributable to a bad debt write-off ($174,000) and non-recurring legal costs associated with the proxy contest approximating $220,000. In addition, advertising, promotional and sales personnel costs to promote the Nautilus line, in 1997 increased significantly over the prior year.


These factors coupled with disappointing sales, significant returns, and deferred development cost write-downs resulted in a loss of $3,138,000 from operations in 1997 compared to increase from operations of 445,000 in 1996. Also in 1997, the Company recorded a tax expense due to increase in valuation allowance of deferred tax asset of $342,000.

Non-Operating

Interest expense decreased by $5,000 and reflects the reduced outstanding balances from the pay down of term debt in the ordinary course of operations. Also, on June 20, 1997 the assets of the unprofitable Vitamin Specialties operation were sold to stem the recurring losses of this operation. Proceeds from the sale of $2,692,000 were used to pay outstanding debt including $1,275,000 to satisfy debt owed to Fleet Bank by the Company and $105,000 to satisfy leases on computer hardware and software. The balance of the proceeds of $1,312,000 proceeds were used as working capital.

A preferred stock dividend of $68,000 was paid in 1997.

The net loss for 1997 was $3,697,000, an $.88 loss per share on a diluted basis compared to income of $320,000, $.07 earnings per share income on a diluted basis in 1996.

Liquidity and Capital Resources

In October 1997, First Bank Montana (with a U.S. Department of Agriculture guarantee) provided a $4,500,000 financing package, and Lake County Community Development Corporation (through a CDBG grant) provided an additional $450,000 financing package for the expansion of plant and equipment and working capital, in return for the Company's pledge to expand operations and increase the employee count in Arlee, Montana. Funding of these loans began in 1997. Terms of the loan specify that plant and equipment additions be completed by September 30, 1998.

The Company was granted a waiver for the breach in a covenant for the First Bank of Montana's loan requirement that prohibits the transfer of funds in excess of $150,000 for corporate expenses. Previous management transferred $220,000 to the Company's New York account for corporate expenses from the MTNA account in violation of the bank covenants.

The Company had working capital of $2,074,000 on December 31, 1997 compared with $1,962,000 at December 31, 1996. The $112,000 increase reflects the payoff of current classification of bank debt in 1997.

In August 1996, the Company sold 432,500 shares of 8% convertible preferred stock due 2001 which generated gross proceeds of $856,000. The shares are convertible into the Company's common stock on the basis of one share of common stock for each share of convertible in preferred stock. The proceeds were used to develop the Nautilus brand products and for working capital.

In April 1996, the Company acquired a three year exclusive license with a two year renewal option for the use of the Nautilus brand name in connection with the manufacturing and distribution of nutritional drinks, bars, and dietary supplements. In connection with this new line of products, the Company, in 1997, capitalized the development costs of $718,000. The costs relating to the development of the Nautilus line were originally to be amortized over two to five years. However, since the product under the Nautilus brand was not adequately marketed, only minimal sales of the product were realized and it became necessary to write off all Nautilus costs in 1997.

Vitamin Specialties and Jason had entered into loan agreements on May 17, 1995 aggregating $2,000,000. This loan was paid out in June 1997 with the proceeds from the sale of Vitamin Specialties' assets. (See Item 6.)

In December 1997 Jason entered into a loan agreement with Century Credit Corporation to provide working capital. A term loan of $260,000 was obtained in addition to a revolving credit line with loan advances available based on percentages of eligible accounts receivable and raw materials. The revolving credit and term loan outstanding was limited to a total of $1,000,000. At December 31, 1997 $578,000 was available, of which $74,000 had been drawn and the term loan balance was $255,000.

The current board of directors and certain consultants and advisors were issued a total of 98,726 shares of common stock in lieu of cash to reimburse them for services and out of pocket expenses incurred in the proxy contest in 1997.

The Company is planning to begin an upgrade of its electronic data systems to increase efficiency with year 2000 compliant software. It is estimated that at least $250,000 will be necessary in 1998 to begin this process.

It is the intent of the management of HealthRite to raise $2,000,000 in a private placement in a combination of debt and equity to fund the consolidation of selected manufacturing functions in Montana, to modernize the Company's information systems, and to provide working capital to launch the Medifast TAKE SHAPE to drug stores and clinics. There is no assurance, however, that the financing will be completed.

Seasonality

The Company's historical operations have not been subject to significant seasonality.

Inflation
To date, inflation has not had a material effect on the Company's business.


ITEM 7. Financial Statements.

See pages F-1 through F-20.


ITEM 8. Changes and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

   (a) The following are the Board of Directors elected on December 17, 1997*:



       Name                                 Age            Position
       ----                                 ---            --------
       Bradley T. MacDonald                 51             Chairman of the Board,  Chief Executive
                                                           Officer, Chief Financial Officer, Director

       Reed Vordenberg                      47             President, HealthRite, Inc.,  Secretary and
                                                           Director

       Charles R. Walgreen, Sr.             37             President,  Montana Naturals Int'l, Inc.
                                                           and Director

       Ronald O. Hauge                      51             Director

       David M. Green                       42             Director

       David H. Panasci                     39             Director

       Beverly L. Valore                    55             Director


------------------------------
*  Operational control was not obtained until January 23, 1998.


   (b) The Company's executive officers and directors until December 17, 1997 were as follows:

     Warren H. Haber, Chairman of the Board, Director; John L. Teeger, Vice Chairman of the Board, Secretary and Director, Chief Financial Officer (August-December 17); Bradley T. MacDonald, President, Chief Executive Officer and Director (January 1 - July 25); Douglas A. Okland, Executive Vice President and Co-Chief Operating Officer; Angelo J. Talluto, Chief Financial Officer (January-August), Corporate Controller (September-December); Howard M. Bezoza, M.D., Director; Milton Datsopoulos, Director; John C. Horvitz, Director; John A. McConville, Director; Sidney Towle, Director (July-December); David A. Illingworth, President (August -December) and Co-Chief Operating Officer.

Under the By-Laws, the directors are to serve for a period of one year and until the due election and qualification of their respective successors.

Bradley T. MacDonald is a Director, the Chief Executive Officer and Chief Financial Officer of the Company. He previously served as the President and Chief Executive Officer of HealthRite from March 1996 to August 1997, when he resigned as a result of disagreements with prior management over the direction of the Company. Prior to joining the Company, from 1994 to 1996, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. From 1991 through 1994, Colonel MacDonald was Deputy Director and Chief Financial Officer of the Retail, Food and Hospitality and Recreation Business (Morale, Welfare and Recreation Support Activity) for the United States Marine Corps. Prior thereto, Mr. MacDonald served as Presidents of Pennsyl-vania Optical Co., Pangburn Candy Co., Chief Operating Officer of the Bonneau Co., and Chief Financial Officer of Begley Drug Stores.

Mr. Vordenberg, President, joined the Company in January, 1998. He is the founder and President of Vordenberg Marketing, Inc. ("VMI"), a private label sales and marketing consulting company. VMI has provided marketing, consulting, sourcing, advertising, package design and quality assurance assistance to companies such as Heinz, Starkist, Ore Ida Potatoes, Jergens, Marketing Corporation of America, and many retailer brands. VMI has developed complete private label programs for several major retailers covering over 2,500 items and ten different labels.

Mr. Walgreen, President, Montana Naturals Int'l, Inc., joined the Company in January, 1998. He was the President and Chief Executive Officer of Walgreen Asset Group, a holding company which owns and operates a diverse group of companies. Prior to becoming President of Walgreen Asset Group, he was an executive in the marketing/purchasing department of Walgreen Company with responsibility for purchasing over-the-counter consumer products.

Mr. Green, a Director, is the Chairman and Chief Executive Officer of Southwest Supermarkets, LLC, a supermarket chain based in Phoenix, Arizona with 42 stores in Arizona, California and Texas. He has over 25 years of experience in the supermarket and drug store industry and has been President of two other supermarket chains in the southwestern United States prior to joining Southwest Supermarkets.

Mr. Hauge, a Director, was the founder of Montana Naturals International, Inc. and has over 13 years of experience in the health food industry. As President of Montana Naturals Internationals, Inc., from 1982 until the merger with HealthRite, Inc., he was responsible for product development and marketing and for growing Montana Naturals' sales to $4 million with international distribution of its products.

Mr. Panasci, a Director, was President and Chief Operating Officer of Fay's Inc., the corporate parent of Fay's super drugstores, from 1993 until Fay's was sold to J. C. Penney in 1996. Mr. Panasci is currently a consultant in the drug industry. During his 18 years with Fay's, he became familiar with all aspects of Fay's business, including directing purchasing products for Fay's drug division. He has significant experience in managing companies and developing strategic business plans.

Ms. Valore, a Director, is the principal of Valore Chartered Law Offices in Linwood, New Jersey. She has acquired management and technology expertise in operating the business side of law for the past 10 years. Her primary practice area is drug product liability law.

ITEM 10. Executive Compensation.

The following table sets forth compensation information of the chief executive officer of the Company and each executive officer who received compensation in excess of $100,000 for 1997.


                                          Annual Compensation                            Long-Term
                                                                                         Compensation
                                                                                         Awards
                                          Salary (1)    Bonus                            Stock Options
Name                          Year           ($)           ($)        Other              No. of Shares
------------------------------------------------------------------------------------------------------
Warren H. Haber               1996           (1)           (1)         (1)               --
                              1997           (1)           (1)         --                --

Bradley MacDonald (2)         1997           170,000                                     100,000


-----------------------------------

(1) Mr. Haber's services were provided pursuant to the Company's agreement with Founders Management Services, Inc.

(2) Mr. MacDonald's 1997 compensation includes salary and stock. His annual salary base was $170,000. On August 13, 1997, Mr. MacDonald resigned as CEO, President and Director. He was employed as a consultant at the same compensation level until December 11, 1997. On December 11, 1997, his compensation and stock options were terminated. He accepted 26,015 shares in stock in lieu of cash for compensation and expenses not paid in 1997.

On August 11, 1997, the Company suspended its agreement with Founders Management, but on August 13, 1997, the (former) Board of Directors confirmed the continuation of the agreement. On February 16, 1998, the Company terminated the Founders Management agreement retroactive to December 17, 1997.

Subject to approval by the Board of Directors (meeting scheduled for April 24, 1998), the Company intends to enter into a two year employment agreement with Bradley T. MacDonald commencing January 30, 1998, providing for his employment as Chief Executive Officer at a base salary of $150,000 per year. In addition, bonuses are to be paid based on achievement of certain goals, with options to be granted (under the 1993 Plan) to purchase 100,000 shares of common stock at a an exercise price equal to the market value per share on the date of the grant, exercisable in three installments of 50,000, 25,000 and 25,000 commencing on the date of employment.

Stock Options.

The Company's 1993 Stock Option Plan (the "1993 Plan") as amended by stockholder approval on December 17, 1997 and on January 9, 1998 increased the outstanding stock options from 500,000 shares to 700,000 shares of common stock. The 1993 Plan authorizes the Board of Directors or a Stock Option Committee appointed by the Board to grant incentive stock options and non-incentive stock options to officers and key employees, directors and independent consultants, with directors who are not employees and consultants eligible only to receive non-incentive stock options. All directors with the exception of Messrs. MacDonald, Vordenberg and Walgreen, were issued 20,000 shares of stock options. Messrs. Green, Panasci, and Ms. Valore constitute the Company's Compensation and Stock Option Committee.

As of March 24, 1998, no options to purchase shares had been exercised and there were outstanding options to purchase an aggregate of 592,500 shares of common stock.

On October 12, 1995, the Company amended outstanding options to purchase an aggregate 160,000 shares of common stock of which 5,000 were exercisable at $5.25 per share, 20,000 at $5.00 per share, 25,000 at $4.50 per share and 110,000 at $3.00 per share by reducing the exercise price from $3.00 to $2.00 per share, which approximated market price.

There was no exercise by any of the named executive officers of stock options during the 1997 year. The following table provides information as to the value of the unexercised options as of March 25, 1998 measured in terms of the closing sale price of the Company's Common Stock on such date:

     Number of Shares Underlying                    Value of Unexercised In-The
     Unexercised Options as of                      Money Options on
     3/25/98                                        3/25/98*

     Exercisable/Unexercisable                      Exercisable/Unexercisable
     -------------------------                      -------------------------
     293,348 / 299,152                              $440,022 / $448,728

--------------------
*On March 25, 1998, the closing sales price of $1.50 on the Nasdaq Small Cap Stock Market was the same as the option exercise price.


Compensation of Directors.

The Company pays fees to its directors in the amount of $100 per meeting. It reimburses those who are not employees of the Company for their expenses incurred in attending meetings. As set forth above, 20,000 stock options have been granted under the 1993 Plan each to the indepndent directors, Messrs. Hauge, Green and Panasci and Ms. Valore.


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



                                                  Shares Beneficially                      % of
        Name and Address                          Owned as of 3/25/97                   Outstanding
        ----------------                          -------------------                   -----------
Warren H. Haber                                      644,000  (1)                           14.6
c/o Founders Management Services, Inc.
711 5th Avenue
New York, New York 10022



                                                  Shares Beneficially                        % of
        Name and Address                          Owned as of 3/25/97                   Outstanding
        ----------------                          -------------------                   ------------
John L. Teeger                                       440,625  (2)                           10.0
c/o Founders Management Services, Inc.
711 5th Avenue
New York, New York 10022

Bradley T. MacDonald
11445 Cronhill Drive
Owings Mills, MD 21117                               206,900  (3)                            4.7

Reed Vordenberg
11445 Cronhill Drive
Owings Mills, MD 21117                                62,000  (4)                            1.4

Charles R. Walgreen
19994 Highway 93
Arlee, MT 59821                                      104,100  (5)                            2.4

David Green
10128 East Topaz Drive
Scottsdale, AZ 85258                                  62,000  (6)                            1.4

Ronald O. Hauge
1014 South Avenue West
Missoula, MT 59801                                   190,000  (7)                            4.3

David Panasci
4914 W. Genesee Street
Camillus, NY 13031                                    64,901  (8)                            1.5

Beverly Valore
2106 New Road, Suite C4
Linwood, NJ 08221                                     22,000  (9)                              *

Executive officers and directors
as a group (8 persons)(11)                           760,100  (10)                            17%


---------------------
   *  Less than 1%.
(1)  Includes 5,000 shares beneficially owned by his wife.
(2) Includes 15,625 shares owned as custodian for his daughter, but does not include 15,625 shares owned by his adult son.
(3) Includes 179,400 shares issuable upon exercise of options which by their terms are currently exercisable.
(4) Includes 28,667 shares issuable upon exercise of options which by their terms are currently exercisable.
(5) Includes 37,434 shares issuable upon exercise of options which by their terms are currently exercisable.
(6) Includes 28,667 shares issuable upon exercise of options which by their terms are currently exercisable.
(7) Includes 13,333 shares issuable upon exercise of options which by their terms are currently exercisable.
(8) Includes 13,337 shares issuable upon exercise of options which by their terms are currently exercisable.
(9) Includes 8,667 shares issuable upon exercise of options which by their terms are currently exercisable.
(10) Includes 482,936 shares issuable upon exercise of options which by their terms are currently exercisable.
(11) Includes seven current directors plus Mr. Okland (3,000 shares plus 60,000 options).

ITEM 12. Certain Relationships and Related Transactions.

The Company paid Founders' fees of $120,000 and $33,000 for reimbursable expenses, to include lease payments for a Mercedes and a Lexus. Warren Haber, former Chairman of the Company's Board of Directors, also received 24,000 (5 year, $2.00) stock warrants for assisting in consummating the sale of assets of Vitamin Specialties Corp.

The firm of Datsopoulos, MacDonald & Lind, P.C, of which Mr. Datsopoulos, a director of the Company and, since August 19, 1994, a director of the Company, received fees for services rendered to MTNA in the respective amounts of $11,000 in 1997.

Included in above, the Company paid Mr. Horvitz paid a fee of $10,000 for marketing and sales consultation services and 10,000 stock options.


ITEM 13.  Exhibits and Reports on Form 8-K.

    (a)   Exhibits

              3.1 Certificate of Incorporation of the Company and amendments thereto*

              3.2    By-Laws of the Company*

             10.1    1993 Stock Option Plan of the Company as amended*

             10.2 Lease between the Company and 8200 Ogontz Avenue Partnership as to building containing offices, warehouse and distribution facilities and retail location*

             10.3 Lease relating to the Company's Owings Mills, Maryland facility

              10.4    Employment agreement with Bradley T. MacDonald

              21.1    Subsidiaries

              27.1    Financial Data Schedule

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

    (b)   Reports on Form 8-K - 1997

On June 20, 1997, sold the Vitamin Specialties operations tangible and intangible assets to IVC Industries, Inc., for approximately $2,692,000, except the "store within a store" in the Wal-Mart Super Center in Lewistown, PA.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHRITE, INC.
(Registrant)


----------------------------
Bradley T. MacDonald
Chairman & CEO

Dated: April 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            Name                                         Title                               Date


-----------------------
Bradley T. MacDonald                            Chairman of the Board,                  April 15, 1998
                                                Director, Chief
                                                Executive Officer and Chief
                                                Financial Officer

-----------------------
Reed Vordenberg                                 Secretary,  Director and                April 15, 1998
                                                President

-----------------------
Charles R. Walgreen, Sr.                        Director and President, MNI             April 15, 1998


----------------------
David M. Green                                  Director                                April 15, 1998


----------------------
Ronald O. Hauge                                 Director                                April 15, 1998


---------------------
David H. Panasci                                Director                                April 15, 1998


---------------------
Beverly L. Valore, Esq.                         Director                                April 15, 1998

                          INDEX TO FINANCIAL STATEMENTS
                         HEALTHRITE, INC. AND SUBSIDIARY



                                                                       Page No.

Independent Auditors' Reports:
       Report of Richard A. Eisner & Company, LP                         F-2
       Report of McFarland & Alton P.S.                                  F-3

Consolidated Balance Sheet - December 31, 1997                           F-4

Consolidated Statements of Operations - Years Ended
December 31, 1997 and 1996                                               F-5

Consolidated Statements of Changes in Stockholders'
Equity - Years Ended December 31, 1997 and 1996                          F-6

Consolidated Statements of Cash Flows - Years Ended
December 31, 1997 and 1996                                               F-7

Notes to Consolidated Financial Statements                               F-8

HealthRite, Inc.

Contents

                                                                                                 Page
                                                                                                 ----
Consolidated Financial Statements
   Independent auditors' report                                                                   F-2

   Balance sheet as of December 31, 1997                                                          F-4

   Statements of operations for the years ended December 31, 1997 and 1996                        F-5

   Statements of changes in stockholders' equity for the years ended December 31,
      1997 and 1996                                                                               F-6

   Statements of cash flows for the years ended December 31, 1997 and 1996                        F-7

   Notes to financial statements                                                                  F-8

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
HealthRite, Inc.
Owings Mills, Maryland


We have audited the consolidated balance sheet of HealthRite, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Montana Naturals Int'l., Inc., a wholly owned subsidiary, as of December 31, 1996 and for the year then ended which statements reflect total assets and revenues constituting 39 percent and 45 percent, respectively, of the related consolidated totals in 1996. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Montana Naturals Int'l., Inc., is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of HealthRite, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
March 3, 1998

[McFARLAND & ALTON P.S. GRAPHICS]






                          Independent Auditor's Report

Board of Directors and Stockholder
Montana Naturals Int'l., Inc.
Arlee, Montana

We have audited the accompanying statements of income, stockholder's equity, and cash flows of Montana Naturals Int'l., Inc. for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Montana Naturals Int'l., Inc. for the year then ended December 31, 1996, in conformity with generally accepted accounting principles.

McFARLAND & ALTON P.S.


February 10, 1997
Spokane, Washington

HealthRite, Inc.

Consolidated Balance Sheet
December 31, 1997


ASSETS
Current assets:
   Cash and cash equivalents                                                                 $   255,000
   Accounts receivable, net of allowance for doubtful accounts of $294,000                     1,112,000
   Inventory                                                                                   2,397,000
   Prepaid expenses and other current assets                                                     266,000
                                                                                             -----------

      Total current assets                                                                     4,030,000

Property, plant and equipment - net                                                            2,674,000
Other assets                                                                                     240,000
                                                                                             -----------

                                                                                             $ 6,944,000
                                                                                             ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                     $ 1,623,000
   Current maturities of obligations under capital lease                                          38,000
   Current maturities of long-term obligations                                                   295,000
                                                                                             -----------

      Total current liabilities                                                                1,956,000

Obligations under capital leases less current maturities                                          40,000
Long-term obligations less current maturities                                                  2,158,000
                                                                                             -----------
                                                                                               4,154,000
                                                                                             -----------
Redeemable preferred stock; Series A convertible 8%, par value $.001 per share; 2,000,000
   shares authorized; 432,500 shares issued and outstanding, redemption value $865,000           774,000
                                                                                             -----------

Commitments and contingencies

Stockholders' equity:
   Common stock; par value $.001 per share; 10,000,000 shares authorized; 4,400,198 shares
      issued and outstanding                                                                       4,000
   Additional paid-in capital                                                                  7,141,000
   Accumulated deficit                                                                        (5,129,000)
                                                                                             -----------

      Total stockholders' equity                                                               2,016,000
                                                                                             -----------
                                                                                             $ 6,944,000
                                                                                             ===========


See notes to financial statements

HealthRite, Inc.

Consolidated Statements of Operations


                                                                       Year Ended December 31,
                                                                    ----------------------------
                                                                        1997            1996
                                                                    ------------    ------------

Net sales                                                           $ 14,361,000    $ 16,504,000
Cost of sales                                                          9,670,000       9,216,000
                                                                    ------------    ------------
Gross profit                                                           4,691,000       7,288,000
Selling, general and administrative expenses                           7,829,000       6,455,000
Restructuring and relocation costs                                                       388,000
                                                                    ------------    ------------
(Loss) income from operations before other income (expenses)          (3,138,000)        445,000
                                                                    ------------    ------------

Other income (expenses):
Interest expense, net                                                   (237,000)       (242,000)
Other income                                                              32,000          26,000
Loss on sale of assets                                                   (12,000)
                                                                    ------------    ------------
                                                                        (217,000)       (216,000)
                                                                    ------------    ------------

(Loss) income before provision (benefit) for income taxes             (3,355,000)        229,000
                                                                    ------------    ------------

Provision (benefit) for income taxes:
Current                                                                    2,000          55,000
Deferred                                                                 340,000        (146,000)
                                                                    ------------    ------------
Net provision (benefit) for income taxes                                 342,000         (91,000)
                                                                    ------------    ------------
Net (loss) income                                                     (3,697,000)        320,000
                                                                    ------------    ------------

Less:
   Preferred stock dividend requirement                                   68,000          27,000
   Accretion of difference between carrying amount and redemption
      amount of redeemable preferred stock                                25,000          10,000
                                                                    ------------    ------------

                                                                          93,000          37,000
                                                                    ------------    ------------

Net (loss) income attributable to common stockholders - basic       $ (3,790,000)   $    283,000
                                                                    ============    ============

Basic net (loss) income per share                                   $       (.88)   $        .07
                                                                    ============    ============

Net (loss) income attributable to common stockholders - diluted     $ (3,790,000)   $    320,000
                                                                    ============    ============
Diluted net (loss) income per share                                 $       (.88)   $        .07
                                                                    ============    ============
Weighted average shares - basic                                        4,297,000       4,268,000
Incremental potential dilutive common shares                                             209,000
                                                                    ------------    ------------
Weighted average shares - diluted                                      4,297,000       4,477,000
                                                                    ============    ============

See notes to financial statements

HealthRite, Inc.

Consolidated Statements of Changes in Stockholders' Equity

                                                                                                   Common Stock
                                                                                          ----------------------------
                                                                                                            (Par Value
                                                                                          Number of           $.001)
                                                                                            Shares            Amount
                                                                                          ----------        ----------

Balance, January 1, 1996                                                                   4,176,472          $4,000
Issuance of common stock                                                                     100,000
Common stock warrants issued in preferred stock financing
Accretion of difference between carrying amount and redemption amount of redeemable preferred stock
Dividend on preferred stock
Net income
                                                                                           ---------          -------
Balance, December 31, 1996                                                                 4,276,472            4,000
Common stock issued to employees in July 1997                                                 25,000
Common stock issued to employees in December 1997                                             44,149
Common stock issued to consultants in December 1997                                           36,615
Common stock issued to directors in December 1997                                             17,962
Accretion of difference between carrying amount and redemption amount of redeemable preferred stock
Dividend on preferred stock
Common stock warrants issued in asset sale
Net loss
                                                                                           ---------          -------
Balance, December 31, 1997                                                                 4,400,198          $4,000
                                                                                           =========          ======




                                                                     Additional
                                                                       Paid-in           Accumulated
                                                                       Capital             Deficit            Total
                                                                     ------------       ------------         ----------

Balance, January 1, 1996                                               $6,694,000       $(1,657,000)         $5,041,000
Issuance of common stock                                                  200,000                               200,000
Common stock warrants issued in preferred stock financing                  50,000                                50,000
Accretion of difference between carrying amount and redemption
   amount of redeemable preferred stock                                   (10,000)                              (10,000)
Dividend on preferred stock                                                                   (27,000)          (27,000)
Net income                                                                                    320,000           320,000
                                                                       ----------         -----------        ----------
Balance, December 31, 1996                                              6,934,000          (1,364,000)        5,574,000
Common stock issued to employees in July 1997                              66,000                                66,000
Common stock issued to employees in December 1997                          66,000                                66,000
Common stock issued to consultants in December 1997                        55,000                                55,000
Common stock issued to directors in December 1997                          27,000                                27,000
Accretion of difference between carrying amount and redemption
   amount of redeemable preferred stock                                   (25,000)                              (25,000)
Dividend on preferred stock                                                                   (68,000)          (68,000)
Common stock warrants issued in asset sale                                 18,000                                18,000
Net loss                                                                                   (3,697,000)       (3,697,000)
                                                                       ----------         -----------        ----------
Balance, December 31, 1997                                             $7,141,000         $(5,129,000)       $2,016,000
                                                                       ==========         ===========        ==========



See notes to financial statements

HealthRite, Inc.

Consolidated Statements of Cash Flows

                                                                             Year Ended December 31,
                                                                           --------------------------
                                                                               1997          1996
                                                                           -----------    -----------
Cash flows from operating activities:
Net (loss) income                                                          $(3,697,000)   $   320,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
  Depreciation and amortization                                                875,000        662,000
  Write-down of deferred design and distribution costs                         378,000
  Write-down of impaired assets                                                 39,000
  Common stock issued for services                                             214,000        100,000
  Loss (gain) on sale of assets                                                 12,000        (11,000)
  Decrease (increase) in deferred taxes, net                                   342,000       (146,000)
  Changes in:
   Accounts receivable                                                         443,000       (641,000)
   Inventory                                                                   137,000       (830,000)
   Prepaid expenses                                                             23,000        (62,000)
   Other assets                                                                (78,000)        26,000
   Accounts payable and accrued expenses                                      (591,000)       362,000
                                                                           -----------    -----------
              Net cash used in operating activities                         (1,903,000)      (220,000)
                                                                           -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment                                        (155,000)      (274,000)
   Net proceeds from sale of assets (see below)                              2,478,000         58,000
   Increase in deferred design and distribution costs                                        (718,000)
                                                                           -----------    -----------
              Net cash provided by (used in) investing activities            2,323,000       (934,000)
                                                                           -----------    -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                                     100,000
   Net proceeds from issuance of preferred stock                                              789,000
   Repayment of capital lease obligations                                     (149,000)      (105,000)
   Proceeds of long-term debt                                                1,638,000        662,000
   Principal repayments of long-term debt                                   (1,872,000)      (354,000)
   Dividends paid on preferred stock                                           (68,000)
                                                                           -----------    -----------

              Net cash (used in) provided by financing activities             (451,000)     1,092,000
                                                                           -----------    -----------
Net decrease in cash and cash equivalents                                      (31,000)       (62,000)
Cash and cash equivalents - beginning of the year                              286,000        348,000
                                                                           -----------    -----------
Cash and cash equivalents - end of the year                                $   255,000    $   286,000
                                                                           ===========    ===========
Supplemental disclosures of cash flow information:
   Interest paid                                                           $   225,000    $   231,000
   Taxes paid                                                              $    17,000    $    21,000
Supplemental disclosures of noncash investing and financing activities:
   Equipment acquired with debt                                                           $    51,000
   Dividends on preferred stock                                                           $    27,000
   Exchange of inventory for advertising credits                           $   146,000



Sale of Vitamin Specialties Division in 1997 including accounts receivable, inventory and other tangible and intangible assets, assumption of certain obligations less expenses related to sale.



See notes to financial statements

HealthRite, Inc.

Notes to Financial Statements
December 31, 1997


NOTE A - BUSINESS

HealthRite, Inc. (the "Company") and its wholly owned subsidiaries Jason Pharmaceuticals, Inc. ("Jason") and Montana Naturals Int'l., Inc. ("MTNA") manufacture and distribute vitamins, food supplements and health and beauty aids. These products are sold primarily in the United States through two channels of distribution: retail stores and medical professionals. The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the United States Environmental Protection Agency.

In June 1997, the Company sold certain assets including the inventory of its Vitamin Specialties Division (the "Transaction"), which operated fifteen retail outlets and a catalog operation in the Philadelphia area. The gross proceeds of the sale were $2,692,000 for tangible and intangible assets. One retail outlet is being retained by the Company. For the year ended December 31, 1997 a loss on sale of assets of $12,000 is included in other income (expense). The loss includes the issuance of five year warrants to purchase 24,000 shares of common stock of the Company at an exercise price of $2.00 per share to the former chairman of the Board of Directors, valued at $18,000.

In 1996, the Company had introduced Nautilus, a line of nutritional/health food products. During 1997, the Company reconsidered and scaled down this product line. As a result of this decision, the Company expensed various deferred costs incurred in 1996 and recorded a valuation allowance for the related inventory.

During 1996 the Company completed a consolidation plan whereby the Company combined management and administrative functions of the Company's three divisions. Restructuring costs included a $100,000 compensation charge for the issuance of shares to the Company's president below market value, $265,000 of severance and $23,000 in recruiting and relocation expenses.

The Company's financial statements have been prepared assuming the Company will continue as a going concern which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 1997, the Company sustained a net loss of ($3,697,000), had experienced a reduced gross profit percentage, was not in compliance with the terms of certain loan covenants and had net cash outflows from operating activities of $1,903,000.

The Company has taken several steps to streamline and focus on profitable product lines. Accordingly, the Company has scaled down the Nautilus line of products, wrote off the unamortized portion of deferred design and distribution costs and wrote down such product line inventory to its estimated realizable amount. In addition, the Company sold substantially all of its Vitamin Specialties Division which did not achieve anticipated levels of profitability.

As of December 31, 1997, the Company's financial resources include various unused term loans and a revolving line of credit of $3,800,000 available for future expansion. The Company has received waivers from lenders for noncompliance of certain covenants.

In late 1997 and January 1998, a proxy fight resulted in a number of personnel changes in management and the Company incurred various legal fees and other costs aggregating $221,000, including $50,000 paid to the Founders Management Services, Inc. ("Founders") (see Note J).

HealthRite, Inc.

Notes to Financial Statements
December 31, 1997

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the financial statements are as follows:

[1]  Principles of consolidation and basis of presentation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated.

[2]  Cash and cash equivalents:

     For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[3]  Inventory:

     Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs.

[4]  Prepaid catalog costs and advertising:

     Direct mail order costs including printing and mailing were capitalized as prepaid catalog costs and charged to income over the catalog period, approximating six months. However, during 1997, in connection with the sale of the Vitamin Specialties Division such costs were charged to expense. Advertising costs for the years ended December 31, 1997 and 1996 amounted to $628,000 and $196,000, respectively, and are expensed as incurred.

[5]  Property, plant and equipment:

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

     Buildings                     25 - 40 years
     Equipment and fixtures         3 - 15 years
     Vehicles                       3 years
     Leasehold improvements        Life of lease or assets, whichever is shorter

[6]  Income taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred taxes are recognized for temporary differences in the recognition of income and expenses for financial reporting and income tax purposes, principally due to accelerated depreciation, inventory overhead capitalization and reserves.

HealthRite, Inc.

Notes to Financial Statements
December 31, 1997

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[7]  (Loss) income per common share:

     In 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and other stock-based compensation. In 1997, the Company has not included potential common shares in the diluted per share computation as the result would be antidilutive. All (loss) income per share amounts for all periods have been presented and, conform to SFAS 128 requirements. Adoption of SFAS 128 had no effect on the per share results for the year ended December 31, 1996.

[8]  Revenue:

     Revenue is recognized when the product is shipped to customers or purchased by retail customers.

[9]  Estimates:

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

[10] Fair value of financial instruments:

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

[11] Concentration of credit risk:

     Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to medical professionals and distributors. The risk associated with this concentration is believed by the Company to be limited due to the performance of credit evaluation procedures.

[12] New accounting standards:

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has not yet determined if the above pronouncements will have a significant effect on the information presented in the financial statements.

HealthRite, Inc.

Notes to Financial Statements
December 31, 1997

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[13] Valuation of long-lived assets:

     Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. Impaired assets are reported at the lower of cost or fair value.

[14] Stock-based compensation:

     During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans.


NOTE C - INVENTORY

Inventory consists of the following at December 31, 1997:

               Raw materials                                       $1,503,000
               Work-in-process                                        109,000
               Finished goods                                         785,000
                                                                   ----------

                                                                   $2,397,000
                                                                   ==========

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1997 consist of the following:

               Land                                                $   69,000
               Buildings and improvements                             875,000
               Leasehold improvements                                 671,000
               Equipment and fixtures                               2,588,000
                                                                   ----------

                                                                    4,203,000
               Less accumulated depreciation and amortization       1,529,000
                                                                   ----------
               Property, plant and equipment - net                 $2,674,000
                                                                   ==========

HealthRite, Inc.

Notes to Financial Statements
December 31, 1997

NOTE E - DEFERRED DESIGN AND DISTRIBUTION COSTS

During 1996, the Company acquired a three-year exclusive license agreement with a two-year renewal option for the use of a brand name in connection with the manufacture and distribution of nutritional drinks, bars and dietary supplements under the Nautilus name. In connection with this new line of products, the Company capitalized approximately $718,000 of such costs in 1996. All of these costs were incurred before sales of the product commenced.

During the fourth quarter of 1997, management reconsidered continuing the Nautilus product line and expensed the unamortized portion of these costs.


NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following:

          Trade payables                                     $1,042,000
          Accrued expenses                                      375,000
          Accrued payroll and related taxes                     206,000
                                                             ----------

                                                             $1,623,000
                                                             ==========


NOTE G - INCOME TAXES

At December 31, 1997, the principal components of the net deferred tax assets are as follows:

          Current deferred tax assets:
             Net operating loss carryforwards                   $1,170,000
             Accounts receivable                                   112,000
             Inventory overhead and reserves                       254,000
             Accrued expenses                                       25,000
                                                                ----------

                Total current deferred tax assets                1,561,000

          Fixed assets and intangible assets                       406,000
                                                                ----------
                Total deferred tax assets                        1,967,000
          Less valuation allowance                              (1,967,000)

                Total deferred tax assets                       $        0
                                                                ==========

HealthRite, Inc.

Notes to Financial Statements
December 31, 1997


NOTE G - INCOME TAXES  (CONTINUED)

A reconciliation of the federal statutory rate to the income tax expense (benefit) is as follows:


                                                                                          Year Ended
                                                                                         December 31,
                                                                                  ---------------------------
                                                                                     1997            1996
                                                                                  -----------       ---------
        Income tax (benefit) based on federal statutory rate                      $(1,141,000)      $  79,000
        State and local tax (benefit), net of federal benefit                        (134,000)         30,000
        Nondeductible expenses                                                         (7,000)          4,000
        (Decrease) increase in valuation allowance                                  1,624,000        (185,000)
        Overaccruals of federal tax                                                         0         (19,000)
                                                                                  -----------       ---------
Income tax expense (benefit)                                                      $   342,000       $ (91,000)
                                                                                  ===========       =========


The income tax expense for the year ended December 31, 1997 is due to the increase in the valuation allowance against the prior year deferred tax asset.

The Company has net operating loss carryforwards of approximately $3,100,000 which are available to offset future taxable income. These carryforwards expire from 2009 to 2012. The Tax Reform Act of 1986 contains provisions which limit the net operating loss carryforwards available for use, should significant changes in ownership interests occur. The Company has had an ownership change which may require the applications of these limitations.

NOTE H - LONG-TERM DEBT

Long-term debt as of December 31, 1997 consists of the following:
 MTNA term loans through a bank from USDA, Rural Business Co-operative Services bearing interest rate at prime plus 1.25% adjusted to US Treasury Obligation rate plus 3.5% on the closing date:
      Construction term loan not to exceed $1,200,000 through September 1998.  Secured
        by MTNA land and building, payable in monthly installments through October 2017       $  381,000
      Equipment term loan not to exceed $800,000 through September 1998.  Secured by
        MTNA all personal property including fixtures and equipment, payable in monthly
        installments through June 2005                                                                 0
      Term loan not to exceed $2,500,000 through September 1998.  Secured by MTNA all accounts receivable, inventory and intangibles, payable in monthly installments
        through June 2005                                                                        903,000
Community Development Block Grant ("CDBG") loan, second position security on MTNA equipment and inventory, bearing interest at 5%, monthly payments at $4,947 through
   April 2002                                                                                    227,000
"CDBG" loan, collateralized by MTNA accounts receivable, inventory, property and equipment, bearing interest rate at 7.0%, monthly payments of $5,225 through
   September 2007                                                                                450,000
Jason - revolving credit and term loan not to exceed $1,000,000 collateralized by certain accounts receivable, inventory and equipment, interest at the greater of 8% or prime
   rate plus 3%, payable in monthly installments through December 2000                           329,000
Note payable due in 7 annual installments of $42,000 through March 1, 2002 which
   includes imputed interest at 8.75%                                                            163,000
                                                                                              ----------
                                                                                               2,453,000
Less current maturities                                                                          295,000
                                                                                              ----------
                                                                                              $2,158,000
                                                                                              ==========

HealthRite, Inc.

Notes to Financial Statements
December 31, 1997


NOTE H - LONG-TERM DEBT  (CONTINUED)

MTNA term loans and Jason revolving credit and term loans contain various restrictive financial covenants such as fixed charge coverage ratio, maximum leverage ratio, minimum net worth requirement, minimum current ratio and operating covenants, such as limitation on capital expenditure and sharing of management expenses of the parent. The lenders have waived certain noncompliance of these covenants.

Future principal payments on long-term debt are as follows:

          1998                 $  295,000
          1999                    287,000
          2000                    306,000
          2001                    327,000
          2002                    239,000
          Thereafter              999,000
                               ----------

                               $2,453,000
                               ==========


NOTE I - LEASES

Operating leases:

The Company has an operating lease for office, manufacturing, warehouse facilities ("Jason Facilities") and a retail store which expires in the year 2000 plus a renewal option for an additional five years for Jason Facilities and provides for monthly payments of rent, real estate taxes and operating expenses and is subject to escalations.

In addition, the Company leases certain office equipment under operating leases.

Future minimum lease payments as of December 31, 1997 are as follows:

          1998                   $413,000
          1999                    356,000
          2000                      4,000
                                 --------

                                 $773,000
                                 ========

Rent expense totalled approximately $637,000 and $816,000 for the years ended December 31, 1997 and 1996, respectively.

HealthRite, Inc.

Notes to Financial Statements
December 31, 1997

NOTE I - LEASES  (CONTINUED)

Capital leases:

The Company leases certain equipment under capital leases.The future minimum lease payments required under these lease obligations are as follows:

          1998                                                    $44,000
          1999                                                     25,000
          2000                                                     13,000
          2001                                                      5,000
                                                                  -------

          Total minimum lease payments                             87,000
          Less amount representing interest                         9,000
                                                                  -------
          Present value of minimum lease payments                  78,000
          Less current portion                                     38,000
                                                                  -------
          Long-term portion                                       $40,000
                                                                  =======

At December 31, 1997, property, plant and equipment includes assets held under capital leases with a net book value of $68,000.


NOTE J - EMPLOYMENT AND CONSULTING AGREEMENTS

Pursuant to an agreement, the Founders was obligated to provide to the Company the services of certain officers of Founders during a three-year term ending July 31, 1998. The officers of Founders are major stockholders and were members of the Board of Directors of the Company. The agreement provided for the payment to Founders of a base fee of $10,000 per month, adjusted yearly for the Consumer Price Index. In addition, Founders was to receive an annual incentive fee equal to 5% of the amount by which the consolidated pre-tax income of the Company, before accrual for such incentive fees, exceeded $500,000. Founders was paid management fees of $120,000 per year for 1997 and 1996. In January 1998, the Company terminated the Founders agreement.

Also, during 1997, the Company reimbursed Founders for $33,000 of expenses incurred on the Company's behalf.

In February 1996, the Company entered into an employment agreement with the Chief Executive Officer ("CEO") of the Company providing for a two-year employment agreement commencing in March 1996 for a base salary of $170,000 per annum and a bonus based on the Company's profitability during the employment term. In connection with the employment agreement, the CEO purchased 100,000 shares of the Company's common stock for $100,000 on the first day of employment.

HealthRite, Inc.

Notes to Financial Statements
December 31, 1997


NOTE J - EMPLOYMENT AND CONSULTING AGREEMENTS  (CONTINUED)

In addition, the CEO received options to purchase 100,000 shares of common stock, exercisable at the market price on the first day of employment.

Such agreement was terminated in August 1997. In connection with certain management changes, the CEO was reinstated in 1998. Such reinstatement is occasioned by a two year employment agreement which provides a base salary of $150,000 per year, a bonus upon achievement of certain targets and a grant of options to purchase 100,000 shares of common stock at a price of $1.50 per share which the Board of Directors has not yet approved.

NOTE K - REDEEMABLE PREFERRED STOCK

In August 1996, the Company sold 432,500 shares of Series A nonvoting preferred stock which generated gross proceeds of $865,000, or $2.00 per share. Each share is entitled to a dividend of 8% ($.16) per share and is to be redeemed in August 2001 at its liquidation value of $2.00 per share plus unpaid accrued dividends. The shares are convertible into the Company's common stock on the basis of one share of common stock for each share of convertible preferred stock.

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


NOTE L - STOCK OPTION PLAN

On October 9, 1993 and as amended in May 1995, the Company adopted a stock option plan ("Plan") authorizing the grant of incentive and nonincentive options for an aggregate of 500,000 shares of the Company's common stock to officers, employees, directors and consultants. Incentive options are to be granted at fair market value. Options are to be exercisable as determined by the stock option committee.

In November 1997, the Company amended the Plan by increasing the number of shares of the Company's common stock subject to the Plan by an aggregate of 200,000 shares.

The Company applies APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

HealthRite, Inc.

Notes to Financial Statements
December 31, 1997

NOTE L - STOCK OPTION PLAN  (CONTINUED)

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

                                                       Year Ended December 31,
                                                  -----------------------------
                                                      1997                1996
                                                  -----------           --------
Net (loss) income:
   As reported                                    $(3,697,000)          $320,000
   Pro forma                                       (3,744,000)           240,000
Net (loss) income per share:
   As reported:
      Basic                                       $      (.88)          $    .07
      Diluted                                            (.88)               .07
   Pro forma:
      Basic                                              (.89)               .06
      Diluted                                            (.89)               .05

The pro forma effect on net (loss) income for 1997 and 1996 may not be representative of the pro forma effect on net (loss) income of future years due to, among other things: (i) the vesting period of the stock options and the (ii) fair value of additional stock options in future years.

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                       1997              1996
                                                   ------------         -------
          Dividend yield                                0%                0%
          Expected volatility                          0.30              0.30
          Risk-free interest rate                  5.79% - 6.12%         6.27%
          Expected life in years                        1-5              3.25

The weighted average fair value at date of grant for options granted during the years 1997 and 1996 were $0.39 and $0.62 respectively, using the above assumptions.

HealthRite, Inc.

Notes to Financial Statements
December 31, 1997

NOTE L - STOCK OPTION PLAN  (CONTINUED)

Additional information with respect to 1997 and 1996 stock option activity is summarized as follows:

                                                                               Year Ended December 31,
                                                          --------------------------------------------------------
                                                                    1997                           1996
                                                          -------------------------         ----------------------
                                                                          Weighted-                      Weighted-
                                                                            Average                        Average
                                                                           Exercise                        Exercise
                                                            Shares           Price          Shares          Price
                                                          ---------       ---------         ------       ---------

        Outstanding at beginning of year                    400,000          $2.05           283,000        $2.00
        Options granted                                     352,500           1.87           220,000         2.09
        Options forfeited or expired                       (240,000)          2.03          (103,000)        2.00
                                                           --------                         --------
        Outstanding at end of year                          512,500           1.93           400,000         2.05
                                                           ========                         ========

        Options exercisable at year end                     257,500           1.97           208,000         2.03
                                                           ========                         ========

The following table summarizes information about stock options outstanding at December 31, 1997:



                                         Options Outstanding
                             -------------------------------------------
                                                Weighted-
                                                 Average
                                                Remaining       Weighted
                                               Contractual       Average
              Exercise          Number            Life          Exercise           Number
                Price        Outstanding       (In Years)         Price          Exercisable
              --------       -----------       ----------       --------         -----------
                $2.00           165,000              .72          2.00             121,665
                 2.13            50,000             3.44          2.13              33,335
                 2.50            10,000             3.83          2.50               6,667
                 2.65           117,500             2.79          2.65              39,167
                 1.875           10,000              .33          1.875              3,333
                 1.25           160,000              .27          1.25              53,333
                                -------                                            -------

                                512,500                                            257,500
                                =======                                            =======

As of December 31, 1997, options for the purchase of 187,500 shares were available for future grants under the Director's Plan.


NOTE M - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1] The Company, like other retailers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury.

HealthRite, Inc.

Notes to Financial Statements
December 31, 1997

NOTE M - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS  (CONTINUED)

[2] The Company's subsidiary Jason is a defendant in a certain product liability suit. Management believes that no additional provision should accrue from this matter, however, the ultimate outcome may be dependent on the adjudication of this action.

[3] The Company has a sponsorship agreement in connection with Nautilus product line which requires payment of $100,000 in 1998.

[4] During the year ended December 31, 1996, the Company entered into an exclusive three-year license agreement with an option on renew for an additional two years to use the Nautilus name for vitamins, minerals, and nutritional products. The agreement requires the payment of 6% royalty fee with guaranteed minimum royalties for each of the initial three years of the agreement. Minimum royalties of $90,000 and $120,000 are due for the twelve month periods ended September 30, 1998 and 1999, respectively. The Company paid $89,000 in royalty fees under this agreement during the year ended December 31, 1997.

[5] In February 1998, the Company has agreed to purchase certain equipments for an aggregate purchase price of $460,000 for MTNA, expected to be financed through an equipment term loan.


NOTE N - EXPORT SALES

Export sales consist of the following:

                                                            Year Ended
                                                           December 31,
                                                     ------------------------
                                                       1997           1996
                                                     --------      ----------
        North American (not domestic)                $232,000      $  167,000
        Europe                                                          6,000
        Asia/Pacific Rim                              417,000         788,000
        Middle East                                   176,000         540,000
        Other                                          20,000          52,000
                                                     --------      ----------

                                                     $845,000      $1,553,000
                                                     ========      ==========



NOTE O - MAJOR CUSTOMERS

During the year ended December 31, 1997, the Company had sales to two customers which aggregated 30.7% of net sales. One customer accounted for 33.6% of net accounts receivable at December 31, 1997.

HealthRite, Inc.

Notes to Financial Statements
December 31, 1997

NOTE P - BARTER TRANSACTION

In 1997, the Company sold inventory costing $146,000 in exchange for advertising credits in the amount of $378,000. However, the Company valued this credit at $146,000 (the estimated fair market value of the merchandise sold). The credits received can only be applied towards future advertising to the extent of cash paid by the Company. The advertising credits have no expiration date.

NOTE Q - RELATED PARTY TRANSACTIONS

During 1997, the Company incurred expenses of approximately $11,000 for legal services rendered by a law firm wherein a director of the Company is a partner.

Also, during 1997 a director of the Company was paid approximately $10,000 and was granted 10,000 options to purchase common stock at $1.88 per share, in connection with consulting and marketing services.


NOTE R - PRO FORMA FINANCIAL DATA (UNAUDITED)

The following condensed pro forma financial information assumes that the Company's sale of substantially all of its Vitamin Specialties Division operations ("the Division") occurred on January 1, 1997 (see Note A). Accordingly, summarized net sales and the related cost of sales for the year ended December 31, 1997 have been adjusted to reflect the elimination of the Division's net sales and cost of sales prior to the transaction date.

             Net sales                            $12,561,000
             Cost of sales                          8,453,000
                                                  -----------

             Gross profit                         $ 4,108,000
                                                  ===========