Form 10QSB
period 1998-03-31
HEALTHRITE INC
filed 1998-05-18
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998                 Commission File No. 0-23016

                                HealthRite, Inc.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)


           Delaware                                   13-3714405
-----------------------------------    -----------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                  11445 Cronhill Drive, Owings Mills, MD 21117
                  --------------------------------------------
                    (Address of principal offices & Zip Code)

Registrant's telephone number, including Area Code: (410) 581-8042
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|   No | |

Number of shares outstanding of
Registrant's Common Stock, as of May 9, 1998: 4,400,198 shares Transitional Small Business Disclosure Format (check one). Yes | | No |X|

                                HealthRite, Inc.
                                      Index


Part I
Financial Information:
      Condensed Consolidated Balance Sheet -
          March 31, 1998 (unaudited) and December 31, 1997                 3

      Condensed Consolidated Statement of Operations -
          Three Months Ended March 31, 1998 and 1997 (unaudited)           4

      Condensed Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 1998 and 1997 (unaudited)           5

      Notes to Condensed Consolidated Financial Statements                 6

      Management Discussion and Analysis of Financial Condition
          and Results of Operations                                        7

Part II
      Other Information                                                    8
      Signature Page                                                       9

                                HealthRite, Inc.
                      Condensed Consolidated Balance Sheet
                        March 31, 1998 December 31, 1997
                                   (Unaudited)

                                                                                          Three Months Ended March 31,
                                                                                       March 31, 1998  December 31, 1997
                                                                                         (Unaudited)
                                                                                       --------------  -----------------
ASSETS
Current assets:
    Cash .............................................................................   $   397,000       $   255,000
     Accounts receivable, net of allowance ...........................................     1,423,000         1,112,000
    Merchandise inventory ............................................................     2,158,000         2,397,000
    Prepaid expenses and other current assets ........................................       550,000           266,000
                                                                                         -----------       -----------
    Total Current Assets .............................................................     4,528,000         4,030,000
Property, plant and equipment - net ..................................................     2,832,000         2,674,000
Other assets .........................................................................       139,000           240,000
                                                                                         -----------       -----------
         TOTAL ASSETS ................................................................   $ 7,499,000       $ 6,944,000
                                                                                         ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term obligations ......................................   $   603,000       $   333,000
    Accounts payable and accrued expenses ............................................     2,294,000         1,623,000
                                                                                         -----------       -----------
    Total Current Liabilities ........................................................     2,897,000         1,956,000
Long-term obligations and capital leases .............................................     2,516,000         2,198,000
                                                                                         -----------       -----------
         Total Liabilities ...........................................................     5,413,000         4,154,000

Commitments and Contingencies
Redeemable convertible 8% preferred stock;
    par value $.001; 2,000,000 authorized;
    432,500 issued and outstanding ...................................................       780,000           774,000
                                                                                         -----------       -----------
Stockholders' Equity
Common stock; par value $.001 per share; 10,000,000
    authorized; 4,400,198 issued at March 31, 1998
    and 4,400,198 issued at December 31, 1997 ........................................         4,000             4,000
              Additional paid-in capital .............................................     7,141,000         7,141,000
     Accumulated deficit .............................................................    (5,839,000)       (5,129,000)
                                                                                         -----------       -----------
         Total Equity ................................................................     1,306,000         2,016,000
                                                                                         -----------       -----------

     TOTAL LIABILITIES & STOCKHOLDER'S EQUITY ........................................   $ 7,499,000       $ 6,944,000
                                                                                         ===========       ===========

                                HealthRite, Inc.
                 Condensed Consolidated Statement of Operations

                                               Three Months Ended March 31,
                                                   1998           1997
                                                   ----           ----
Revenue ....................................    $2,941,000     $4,271,000
Cost of sales, including warehousing
    distribution, and occupancy ............     1,846,000      2,616,000
                                                ----------     ----------
Gross Profit ...............................     1,095,000      1,655,000
Selling, general, and administration .......     1,724,000      1,778,000
Cost of Consolidation Plan
                                                ----------     ----------
Loss from operations .......................      (629,000)      (123,000)
Other Income/(Expenses)
    Interest, net ..........................       (57,000)       (70,000)
                                                ----------     ----------
    Loss from operations before
         provision for income taxes ........      (686,000)      (193,000)
Provision (Benefit) for income taxes .......             0        (23,000)
                                                ----------     ----------
Loss from continuing operations ............      (686,000)      (170,000)
                                                ----------     ----------
Net Loss ...................................      (686,000)      (170,000)
                                                ==========     ==========
Less: Stock dividend on preferred stock.....       (18,000)       (17,000)
      Accretion of preferred stock .........        (6,000)        (6,000)
Net Loss attributable to common shareholders    $ (710,000)    $ (193,000)
                                                ----------      ----------
Net Loss per share (basic and diluted) .....    $    (0.16)    $    (0.04)
                                                ==========     ==========
Weighted average shares outstanding ........     4,400,000      4,300,000

                                HealthRite, Inc.
                 Condensed Consolidated Statement of Cash Flows

                                                           Three Months Ended March 31,
                                                               1998            1997
Cash Flow from Operating Activities:
    Net Loss ...........................................   $  (710,000)   $  (193,000)
         Depreciation & amortization ...................       114,000        184,000
         Deferred tax asset ............................             0        (32,000)
    Changes in assets and liabilities:
    Changes in assets and liabilities:
         (Increase)/decrease in accounts receivable ....      (311,000)      (205,000)
         (Increase)/decrease in inventory ..............       239,000       (158,000)
         (Increase)/decrease in prepaid expenses &
         other current assets ..........................      (284,000)      (152,000)
         (Increase)/decrease in plant equipment ........      (247,000)             0
         (Increase)/decrease in A/P and accrued expenses       670,000        704,000
                                                           -----------    -----------
    Net Cash provided by Operating Activities ..........      (529,000)       148,000
                                                           -----------    -----------
Cash Flow from Investing Activities:
    Purchase of equipment ..............................       (24,000)       (79,000)
    Increase/(decrease) in other assets ................       107,000        (16,000)
                                                           -----------    -----------
    Total Cash Flow from Investing Activities ..........        83,000        (95,000)
                                                           -----------    -----------
Cash Flow from Financing Activities:
    Proceeds from debt .................................     1,262,000        111,000
    Payment of debt ....................................      (674,000)       (72,000)
                                                           -----------    -----------
Net Cash provided by Financing Activities: .............       588,000         39,000
                                                           -----------    -----------
NET INCREASE/(DECREASE) IN CASH ........................       142,000         92,000
Cash and cash equivalents at beginning of period .......       255,000        286,000
                                                           -----------    -----------
Cash and cash equivalents at end of period .............   $   397,000    $   378,000
                                                           ===========    ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Interest ......................................        63,000         70,000
         Income Taxes ..................................             0          6,000
                                                           -----------    -----------
           Total .......................................   $    63,000    $    76,000


                                HealthRite, Inc.
              Notes to Condensed Consolidated Financial Statements

   1. Basis of Presentation

The information contained herein with respect to the three month periods ended March 31, 1998 and 1997 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the combined condensed financial statements do not include information and footnotes required by generally accepted accounting principles for financial statements. Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three month periods ended March 31, 1998 and 1997. The results are not necessarily indicative of results to be expected for the year.

                                HealthRite, Inc.
                      Management Discussion and Analysis of
                  Financial Condition and Results of Operations
General

Three Months Ended March 31, 1998 and March 31, 1997.
Revenues decreased $1,330,000 or 31% under the comparative period. The decrease was attributable to selling the retail stores of the Vitamin Specialties operation in June 1997 and the decrease in Nautilus sales. Congruently, cost of sales, including warehousing, distribution, and occupancy decreased $770,000 or 29%. The percentage of cost of sales to revenues increased 1.5%. Also in conjunction with the revenue decrease, selling, general and administrative expenses decreased $54,000. As a percentage of revenues, selling, general and administrative expenses increased by 17% between year to date March 1997 and year to date March 1998. The increase was fundamentally attributable to the increased advertising expense of $470,000 arranged by previous management and recognized in the 1st Quarter. Interest expense was $63,000 in the 1st Quarter of 1998 as compared to $70,000 in the same period of 1997. The difference was attributable to better interest rates on outstanding borrowings.

                           PART II- Other Information
Seasonality
The Registrant believes that its business is not subject to significant seasonality.

Liquidity and Capital Resources
In October 1997, U.S. Bank, formerly the First Bank, Montana (with a U.S. Department of Agriculture guarantee) provided a $4,500,000 financing package, and Lake County Community Development Corporation (through a CDBG grant) provided an additional $450,000 financing package for the expansion of plant and equipment and working capital in return for the Registrant's pledge to expand operations and increase the employee count in Arlee, Montana. Funding of these loans began in 1997. Terms of the loan specify that plant and equipment additions be completed by September 30, 1998.

The Registrant has assigned the Nautilus distribution rights for network marketing to Worldwide Universal Health, Inc., a network marketing company. HealthRite will receive over $100,000 from Worldwide Universal Health, Inc. for these rights and inventory.

In December 1997 the Registrant's subsidiary, Jason
Pharmaceuticals, Inc., entered into a loan agreement with Century Credit Corporation to provide working capital. A term loan of $260,000 and a revolving credit line with advances based on percentages of accounts receivable and raw materials inventory were obtained. The total of the revolving credit and term loan outstanding was limited to a total of $1,000,000. At March 31, 1998 $600,000 was available, of which $341,000 had been drawn.
The term loan balance was $244,000.

The Company had working capital of $1,631,000 on March 31, 1998 compared with $2,074,000 at December 31, 1997. The $443,000 decrease reflects the recording in the 1st Quarter of 1998 of $470,000 in advertising debt and inventory write-offs which were offset by increases in current assets.

Inflation
To date, inflation has not had a material effect on the Registrant's business.

Item 5.  Other Information
On April 24, 1998, the Registrant announced the appointment of Randall Rueb as the Registrant's Chief Financial Officer.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     HealthRite Inc.
                                     (Registrant)


                                     -----------------------------
                                     Bradley T. MacDonald
                                     Chairman and CEO


                                     -----------------------------
                                     Randall Rueb
                                     Chief Financial Officer