Form 10QSB
period 1998-06-30
HEALTHRITE INC
filed 1998-08-12
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1998                 Commission File No. 0-23016
                      -------------                                     -------


                                HealthRite, Inc.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


               Delaware                                  13-3714405
    ---------------------------------                -------------------
      (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)                Identification No.)


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

Number of shares outstanding of Registrant's Common Stock, as of August 6, 1998:
5,318,251 shares
----------------

Transitional Small Business Disclosure Format (check one). Yes      No X
                                                              ---     ---

                                HealthRite, Inc.
                                     Index


Part I
Financial Information:

     Condensed Consolidated Balance Sheet -
        June 30, 1998 (unaudited) and December 31, 1997 ...................   3

     Condensed Consolidated Statement of Operations -
        Three and Six Months Ended June 30, 1997 and 1998 (unaudited)......   4

     Condensed Consolidated Statement of Cash Flows -
        Six Months Ended June 30, 1997 and 1998 (unaudited)................   5

     Notes to Condensed Consolidated Financial Statements..................   6

     Management Discussion and Analysis of Financial Condition
        and Results of Operations..........................................   7


Part II

     Other Information.....................................................   8

     Signature Page........................................................   9

                                HealthRite, Inc.
                      Condensed Consolidated Balance Sheet


                                                       June 30, 1998    December 31, 1997
                                                       -------------    -----------------
                                                        (Unaudited)
ASSETS
Current assets:
     Cash ........................................      $   232,000       $   255,000
     Accounts receivable, net of allowance .......        1,433,000         1,112,000
     Merchandise inventory .......................        2,359,000         2,397,000
     Prepaid expenses and other current assets....          540,000           266,000
                                                        -----------       -----------
         Total Current Assets ....................        4,564,000         4,030,000

Property, plant and equipment -- net .............        2,990,000         2,674,000
Other assets .....................................          186,000           240,000
                                                        -----------       -----------
         TOTAL ASSETS ............................      $ 7,740,000       $ 6,944,000
                                                        ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations..      $   616,000       $   333,000
     Accounts payable and accrued expenses .......        2,394,000         1,623,000
                                                        -----------       -----------
         Total Current Liabilities ...............        3,010,000         1,956,000

Long-term obligations and capital leases .........        2,655,000         2,198,000
                                                        -----------       -----------
         Total Liabilities .......................        5,665,000         4,154,000

Commitments and Contingencies
Redeemable convertible 8% preferred stock;
     par value $.001; 2,000,000 authorized;
     432,500 issued and outstanding ..............          787,000           774,000
                                                        -----------       -----------

Stockholders Equity

Common stock; par value $.001 per share;
     10,000,000 authorized; 4,438,151 issued at
     June 30, 1998 and 4,400,198 issued at
     December 31, 1997 ...........................            4,000             4,000
Additional paid-in capital .......................        7,141,000         7,141,000
Accumulated deficit ..............................       (5,857,000)       (5,129,000)
                                                        -----------       -----------
         Total Equity ............................        1,288,000         2,016,000
                                                        -----------       -----------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY ..........      $ 7,740,000       $ 6,944,000
                                                        ===========       ===========

                                HealthRite, Inc.
                 Condensed Consolidated Statement of Operations


                                                           Three Months Ended June 30,           Six Months Ended June 30,
                                                          -----------------------------       -----------------------------
                                                              1998              1997              1998              1997
                                                          -----------       -----------       -----------       -----------
                                                                    (Unaudited)                         (Uaudited)
Revenue ............................................      $ 3,107,000       $ 4,458,000       $ 6,096,000       $ 8,729,000
Cost of sales ......................................        1,810,000         2,748,000         3,699,000         5,364,000
                                                          -----------       -----------       -----------       -----------
Gross Profit .......................................        1,297,000         1,710,000         2,397,000         3,365,000
Selling, general, and administration ...............        1,366,000         2,008,000         3,089,000         3,786,000
                                                          -----------       -----------       -----------       -----------
Loss from operations ...............................          (69,000)         (298,000)         (692,000)         (421,000)
Other Income/(Expenses)
     Gain on sale of assets ........................                0            80,000                 0            80,000
     Other income ..................................          143,000           148,000
     Interest, net .................................          (74,000)          (40,000)         (136,000)         (109,000)
                                                          -----------       -----------       -----------       -----------
Income (loss) from operations before
     provision for income taxes ....................                0          (258,000)         (680,000)         (450,000)

Provision (Benefit) for income taxes ...............                0            19,000                 0            (4,000)
                                                          -----------       -----------       -----------       -----------

Net Loss ...........................................                0          (277,000)         (680,000)         (446,000)
                                                          ===========       ===========       ===========       ===========

Less: Stock dividend on preferred stock ............          (18,000)                            (35,000)          (34,000)
      Accretion of preferred stock .................           (6,000)                            (13,000)          (13,000)
                                                          -----------                         -----------       -----------
Net Loss attributable to common shareholders - basic          (24,000)                           (728,000)         (493,000)
                                                          -----------                         -----------       -----------

Basic and diluted net loss per share ...............      $     (0.01)      $     (0.06)      $     (0.16)      $     (0.11)
                                                          -----------       -----------       -----------       -----------

Weighted average shares outstanding -
        Basic & Diluted ............................        4,400,000         4,300,000         4,438,000         4,300,000

                                HealthRite, Inc.
                 Condensed Consolidated Statement of Cash Flows


                                                                  Six Months Ended June 30,
                                                                -----------------------------
                                                                    1998              1997
                                                                -----------       -----------
Cash Flow from Operating Activities:
     Net Loss ............................................      $  (680,000)      $  (446,000)
         Depreciation & amortization .....................          214,000           409,000
         Deferred tax asset ..............................                            (32,000)
         Gain on asset sale ..............................                            (80,000)
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable ......         (322,000)         (546,000)
         (Increase) decrease in inventory ................           38,000          (257,000)
         (Increase) decrease in prepaid expenses and
            other current assets .........................         (274,000)          (64,000)
         (Increase) decrease in other assets .............           55,000             3,000
         (Increase) decrease in A/P and accrued expenses..          771,000           167,000
                                                                -----------       -----------
Net Cash provided by and used in Operating Activities ....         (198,000)         (846,000)
                                                                -----------       -----------

Cash Flow from Investing Activities:
     Proceeds from sale of assets ........................                0         2,692,000
     Purchase of equipment ...............................         (530,000)          (86,000)
                                                                -----------       -----------
Net Cash Provided by Investing Activities ................         (530,000)        2,606,000
                                                                -----------       -----------
Cash Flow from Financing Activities:
     Proceeds from debt ..................................        2,523,000           236,000
     Payment of debt .....................................       (1,818,000)       (1,641,000)
                                                                -----------       -----------
Net Cash provided by and used in Financing Activities ....          705,000        (1,405,000)
                                                                -----------       -----------
NET INCREASE (DECREASE) IN CASH ..........................          (23,000)          355,000

Cash at beginning of period ..............................          255,000           286,000
                                                                -----------       -----------
Cash at end of period ....................................      $   232,000       $   641,000
                                                                ===========       ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest ........................................          136,000           152,000
         Income Taxes ....................................                0            16,000

                                HealthRite, Inc.
              Notes to Condensed Consolidated Financial Statements


     1. Basis of Presentation

The information contained herein with respect to the six month periods ended June 30, 1998 and 1997 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles for financial statements. Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the six month periods ended June 30, 1998 and 1997. The results are not necessarily indicative of results to be expected for the year.

        2. Net (Loss) Per Share of Common Stock

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share unlike primary earnings per share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The Registrant adopted Statement No. 128 and has retroactively applied the effects thereof for all periods presented. The impact on the per share amounts previously reported was not significant. the effects of potential common shares such as warrants, options, and convertible preferred stock has not been included, if the effect would be antidilutive.

                                HealthRite, Inc.
                     Management Discussion and Analysis of
                 Financial Condition and Results of Operations


General

Six Months Ended June 30, 1998 and June 30, 1997.

Revenues decreased $2,633,000 or 30% under the comparative period. The decrease was attributable to the divestiture of the Vitamin Specialties chain of retail stores in June 1997 and the decrease in Nautilus sales.

Concurrently, cost of sales decreased $1,665,000 or 31%. The percentage of cost of sales to revenues decreased 0.7%.

In conjunction with the revenue decrease for the six month period, selling, general and administrative expenses decreased $697,000. As a percentage of revenues, selling, general and administrative expenses increased by 7% over the comparable period. The increase was fundamentally attributable to the increased advertising expense of $470,000 incurred by previous management and booked in the first quarter of 1998.

Interest expense was $136,000 in the 1st half of 1998 as compared to $109,000 in the same period of 1997. The difference was attributable to increased borrowings.

The Registrant has assigned the Nautilus distribution rights for network marketing to Worldwide Universal Health, Inc., a network marketing company. HealthRite has received over $130,000 from Worldwide Universal Health, Inc. for these rights and inventory to date and has included this in "other income" for June 30, 1998.

Three Months Ended June 30, 1998 and June 30, 1997

Although revenue decreased 30% as a result of selling the retail stores and the decrease in Nautilus sales, the percentage of cost of sales to revenues decreased (3.4%) as did selling, general and administrative expenses to revenues (1%) for the three month comparative periods. Without the advertising expense recorded in the first quarter, a more measurable picture of recent activity begins to emerge.

                          PART II - Other Information


Seasonality

The Registrant believes that its business is not subject to significant seasonality.

Liquidity and Capital Resources

The Registrant filed an 8K on July 27 disclosing the completion of a private placement of 880,000 shares of common stock at $1.25 per share which netted over $1,000,000. These proceeds will be used for working capital and expansion of the manufacturing facilities of the Registrants wholly-owned subsidiary, Montana Naturals Intl., Inc. The Registrant also expects that the additional capital will enable it to continue to meet the revised listing requirements of NASDAQ. In the private placement, 325,000 Shares were purchased by current officers and directors of the Registrant and 400,000 Shares were purchased by Pure World, Inc. (Nasdaq: PURW), Madis Botanicals, Inc., a subsidiary of Pure World, supplies botanical extracts to Montana Naturals. The balance of the placement was sold to unaffiliated investors. All purchasers agreed to grant the management of HealthRite the voting rights to the Shares for a period of two years from the date of the placement. As a result of the private placement, the Registrant now has 5.3 million Shares outstanding in July.

In December 1997 the Registrants subsidiary, Jason Pharmaceuticals, Inc., entered into a loan agreement with Century Credit Corporation to provide working capital. A three year term loan of $260,000 and a revolving credit line with advances based on percentages of accounts receivable and raw materials inventory were obtained. The entire loan is renewable in two year increments at December 9, 2000. The total of the revolving credit and term loan outstanding was limited to a total of $1,000,000. At June 30, 1998 $600,000 was available of the line of credit, of which $391,000 had been drawn. The term loan balance was $228,000 at June 30, 1998.

The Company had working capital of $1,554,000 on June 30, 1998 compared with $2,074,000 at December 31, 1997. The $520,000 decrease reflects the recording in the 1st Quarter of 1998 of $470,000 in advertising debt which were not offset by increases in current assets.

Inflation

To date, inflation has not had a material effect on the Registrants business.

Item 5. Other Information

The Registrant filed an 8K on July 27 disclosing the completion of a private placement of 880,000 shares of common stock at $1.25 per share which netted over $1,000,000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HealthRite Inc.
                                            (Registrant)

                                            /s/ Bradley T. MacDonald
                                            ------------------------
                                            Bradley T. MacDonald
                                            Chairman and CEO


                                            /s/ Randall Rueb
                                            ------------------------
                                            Randall Rueb
                                            Chief Financial Officer