Form 10QSB
period 1998-09-30
HEALTHRITE INC
filed 1998-11-10
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1998            Commission File No. 0-23016

                                HealthRite, Inc.
                                ----------------
              (Exact name of small business issuer in its charter)



                     Delaware                              13-3714405
                     --------                              ----------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)



                  11445 Cronhill Drive, Owings Mills, MD 21117
                  --------------------------------------------
                    (Address of principal offices & Zip code)

        Registrant's telephone number including area code: (410) 581-8042
                                                           --------------

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

Number of shares outstanding of the Registrant's Common Stock as of October 19, 1998:
                                5,345,251 shares
                                ----------------

       Transitional Small Business Disclosure Format (check one). Yes   No X
                                                                     --    --

                                HealthRite, Inc.
                                      Index


Part I
Financial Information:

         Condensed Consolidated Balance Sheet
         September 30, 1998 (Unaudited) and December 31, 1997               3

         Condensed Consolidated Statement of Operations (Unaudited)
         Three and Nine Months Ended September 30, 1997 and 1998            4

         Condensed Consolidated Statement of Cash Flows (Unaudited)
         Nine Months Ended September 30, 1997 and 1998                      5

         Notes to Condensed Consolidated Financial Statements               6

         Management Discussion and Analysis of Financial Condition
         and Results of Operations                                          7


Part II

         Other Information                                                  8

         Signature Page                                                     10

                               HealthRite, Inc.

                      Condensed Consolidated Balance Sheet

                                                                      September 30, 1998          December 31, 1997
                                                                      ------------------          -----------------
                                                                         (Unaudited)
ASSETS
Current Assets
       Cash                                                               $ 1,446,000                 $  255,000
       Accounts receivable net of allowance                                 3,072,000                  1,112,000
       Merchandise inventory                                                2,658,000                  2,397,000
       Prepaid expenses and other assets                                       92,000                    266,000
                                                                          -----------                 ----------
              Total Current Assets                                          7,268,000                  4,030,000

Property, plant and equipment - net                                         2,911,000                  2,674,000
Other assets                                                                  196,000                    240,000
                                                                          -----------                 ----------
                    Total Assets                                           10,375,000                  6,944,000
                                                                          ===========                 ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
       Current maturities of long-term obligations                            694,000                    333,000
       Accounts payable and accrued expenses                                2,888,000                  1,623,000
                                                                          -----------                 ----------
              Total Current Liabilities                                     3,582,000                  1,956,000

Long-term obligations and capital leases                                    3,185,000                  2,198,000
                                                                          -----------                 ----------
                  Total Liabilities                                         6,767,000                  4,154,000

Commitments and Contingencies
Redeemable convertible 8% preferred stock;
             par value $.001; 2,000,000 authorized;
             407,500 issued and outstanding - redemption
             value $815,000                                                   749,000                    774,000
                                                                          -----------                 ----------

Stockholders' Equity

Common stock: par value $.001 per share
    10,000,000 authorized; 5,345,251 issued at Sept. 30, 1998
    and 4,400,198 issued at December 31, 1997                                   5,000                      4,000
Additional paid-in capital                                                  8,218,000                  7,141,000
Accumulated deficit                                                        (5,364,000)                (5,129,000)
                                                                          -----------                 ----------
                    Total Equity                                            2,859,000                  2,016,000
                                                                          -----------                 ----------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                                  $10,375,000                 $6,944,000
                                                                          ===========                 ==========

                                                                          Page 3

                                HealthRite, Inc.

                 Condensed Consolidated Statement of Operations

                                                              Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                              ----------------------------        ----------------------------
                                                                  1998            1997               1998             1997
                                                               ----------      ----------         ----------       -----------
                                                                      (Unaudited)                         (Unaudited)
Revenue                                                        $5,187,000       3,308,000         $11,235,000      12,037,000
Cost of Sales, including warehousing
       distribution, and occupancy                              2,799,000       2,202,000           6,455,000       7,478,000
                                                               ----------      ----------         -----------      ----------
Gross Profit                                                    2,388,000       1,106,000           4,780,000       4,559,000
Selling, general and administrative expenses                    1,822,000       1,671,000           4,912,000       5,458,000
                                                               ----------      ----------         -----------      ----------
Income (loss) from operations                                     566,000        (565,000)           (132,000)       (899,000)
Other Income (Expenses)
       Loss on sale of assets                                           0         (46,000)                  0
       Other income                                                14,000                             162,000          77,000
       Interest, net                                              (78,000)        (28,000)           (214,000)       (179,000)
                                                               ----------      ----------         -----------      ----------
Income (loss) from before provision
      (benefit) for income tax                                    502,000        (639,000)           (184,000)     (1,001,000)

Provision (Benefit) for income taxes                                    0         (50,000)                  0         (37,000)

Net Income  (Loss)                                                502,000        (589,000)           (184,000)       (964,000)

Less:       Preferred stock dividend requirement                  (18,000)        (18,000)            (52,000)        (52,000)
            Accretion of difference between carrying
            and redemption amount of redeemable
            preferred stock                                        (6,000)         (5,000)            (19,000)        (18,000)
                                                               ----------      ----------         -----------      ----------

Net Income (Loss) attributable to common stockholders          $  478,000        (612,000)        $  (255,000)     (1,034,000)
                                                               ----------      ----------         -----------      ----------

Basic net income (loss) per share                                   $0.09          ($0.14)             ($0.05)         ($0.24)

Diluted Net income per share                                        $0.09

Shares Outstanding                                              5,345,251       4,300,000           5,058,000       4,300,000
Weighted average shares - basic                                 5,021,233
Incremental potential dilutive shares                             424,166
Weighted average shares diluted                                 5,445,399

                                HealthRite, Inc.

                 Condensed Consolidated Statement of Cash Flows


                                                                                  Nine Months Ended Sept. 30,
                                                                             ------------------------------------
                                                                                1998                      1997
                                                                             -----------              -----------
                                                                                           (Unaudited)
Cash Flow from Operating Activities:
       Net Loss                                                              $  (184,000)             $(1,034,000)
            Depreciation & Amortization                                          343,000                  585,000
            Deferred tax asset                                                                           (109,000)
            Gain on sale of assets                                                                        (70,000)
       Changes in assets and liabilities
            Increase in accounts receivable                                   (1,960,000)                (251,000)
            (Increase) decrease in inventory                                    (261,000)                  32,000
            (Increase) decrease in prepaid expense
                       and other current assets                                  174,000                 (401,000)
            Decrease in other assets                                              42,000                    5,000
            (Increase) decrease in A/P and accrued expenses                    1,194,000                 (122,000)
                                                                             -----------              -----------
Net Cash provided by Operating Activities                                       (652,000)              (1,365,000)
                                                                             -----------              -----------

Cash Flow from Investing Activities
       Proceeds from sale of assets                                                    0                2,692,000
       Purchase of equipment                                                    (579,000)                 (86,000)
                                                                             -----------              -----------
       Net Cash used in Operating Activities                                    (579,000)               2,606,000
                                                                             -----------              -----------

Cash Flow from Financing Activities
       Proceeds from debt                                                      3,766,000                  733,000
       Payment of debt                                                        (2,419,000)              (1,967,000)
       Proceeds from Private Placement - issued common shares                  1,075,000
                                                                             -----------              -----------
Net Cash used in Financing Activities                                          2,422,000               (1,234,000)
                                                                             -----------              -----------

NET INCREASE IN CASH                                                           1,191,000                    7,000

Cash at beginning of period                                                      255,000                  286,000
                                                                             -----------              -----------

Cash at end of period                                                        $ 1,446,000              $   293,000
                                                                             -----------              -----------


Supplemental disclosure of cash flow information:
       Cash paid during the period for:
                       Interest                                              $   214,000              $   179,000
                       Income Taxes                                                    0                   16,000
                                 Total
       Non cash transaction
                       Conversion of 25,000 shares of preferred stock
                       to common shares (see "Notes to Condensed
                       Condensed Consolidated Financial Statements")

                                HealthRite, Inc.
              Notes to Condensed Consolidated Financial Statements


         1. Basis of Presentation
The information contained herein with respect to the nine month periods ended September 30, 1998 and 1997 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles for financial statements. Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the nine month periods ended September 30, 1998 and 1997. The results are not necessarily indicative of results to be expected for the year.

         2. Income(Loss) Per Share of Common Stock
In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share unlike primary earnings per share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The Registrant adopted Statement No. 128 and has retroactively applied the effects thereof for all periods presented. The impact on the per share amounts previously reported was not significant. The effects of potential common shares such as warrants, options, and convertible preferred stock has been included for this period, except where the effect would be antidilutive.

         3. Preferred Stock
During September, as allowed by the Company's 1996 "Designation of Preferred Stock" clause, 25,000 shares of preferred stock plus the applicable dividend due, was converted to 27,000 shares of common stock.

                                HealthRite, Inc.
                      Management Discussion and Analysis of
                  Financial Condition and Results of Operations


General

Three Months Ended September 30, 1998 Compared to September 30, 1997

Quarterly Revenue increased $1,879,000 or 57% as a result of the Company's August, 1998 introduction of Medifast Take Shape into seven of the eight major drugstore chains and Pure Energy into three out of the five major drugstore chains. Increased contract sales of Herbal Extracts at the Company's subsidiary, Montana Naturals International, Inc., were also a factor. Gross Profits increased $1,282,000 (13%) as Cost of Goods Sold decreased 13% resulting from better economies of scale and favorable absorption rates across all product lines. Selling, general and administrative expenses compared to the 1997 third quarter also decreased (15%) as a percentage of sales to revenue.

Income from operations is $566,000. This is $1,131,000 more than the same period in 1997. Net Income for the three month period is $502,000 and $1,191,000 more than the same period in 1997. Increased revenues and aforementioned efficiencies are the basis for these increases notwithstanding the comparative increased interest cost of $50,000 for the period. Increased borrowings were necessary in order to support the additional manufacturing costs necessary to meet the increased sales.


Nine Months Ended September 30, 1998 and September 30, 1997.

Revenues decreased $802,000 or 7% under the comparative period. The decrease is attributable to the sale of the Vitamin Specialties chain of retail stores in June 1997. Vitamin Specialties for the comparative period in 1997 was $1,777,280.

Concurrently, cost of sales decreased $1,023,000 or 14%.

In conjunction with the revenue decrease for the nine month period, selling, general and administrative expenses decreased $546,000. As a percentage of revenues, selling, general and administrative expenses decreased by 2% over the comparable period.

Interest expense is $214,000 in the nine month period of 1998 as compared to $179,000 in the same period of 1997. The difference is attributable to increased borrowings to support increased product manufacturing due to the growth in sales.


During the second quarter, the Company assigned the Nautilus distribution rights for network marketing to Worldwide Universal Health, Inc., a network marketing company. HealthRite has received over $130,000 from Worldwide Universal Health, Inc. for these rights and inventory to date and has included this in Other Income for the nine months ending September 30, 1998.

                           PART II - Other Information
Seasonality
The Company does not believe that its business is subject to seasonality.

Liquidity and Capital Resources
The Company filed an 8K on July 27, 1998 disclosing the completion of a private placement offering of 880,000 shares of common stock at $1.25 per share which netted over $1,000,000. These proceeds will be used for working capital and expansion of the manufacturing facilities of the Company's wholly-owned subsidiary, Montana Naturals Int'l, Inc. In the private placement, 325,000 Shares were purchased by current officers and directors of the Registrant and 400,000 Shares were purchased by Pure World, Inc. (Nasdaq: PURW), Madis Botanicals, Inc., a subsidiary of Pure World, supplies botanical extracts to Montana Naturals.

Jason Pharmaceuticals has a term facility and a revolving facility to finance raw materials and accounts receivable with Century Credit Corporation. The total of the revolving credit and term loan outstanding was limited to a total of $1,000,000. At September 30, 1998, $748,000 was available on the line of credit, of which $425,000 had been drawn. The term loan balance was $212,000 at September 30, 1998.

The Company continues to utilize its three lines of credit with US Bank for working Capital, Plant Expansion and equipment upgrades for Montana Naturals International, Inc.

The Company had working capital of $3,686,000 on September 30, 1998 compared with $2,074,000 at December 31, 1997. The $1,626,000 increase reflects the higher cash and accounts receivable balances (from increased sales in the third quarter and the private placement offering proceeds).




                                    Inflation
To date, inflation has not had a material effect on the Company's business.

                            Item 5. Other Information

Year 2000: The Company recently contracted with major software, hardware, and data communications vendors to obtain computer hardware/software and data communications equipment and services which will be needed for the Company to achieve "Year 2000" (Y2K) compliance. It is anticipated that all operating units will be compliant by June 30, 1999 at an estimated cost of $250,000. Computer hardware/software and data communications hardware/software is being financed by existing credit facilities. The Company is exploring other avenues to finance the cost of training and consulting, if required, to include training grants from state agencies. At this time, the Company is assessing the most reasonably likely worst case scenario and its negative effect on the business. The Company believes that the most likely worst case scenario will be the inability of our smaller customers and vendors to gain Y2K compliance in a timely manner.



Nasdaq: The 1997 and first quarter 1998 losses had caused the Company to be noncompliant and below certain maintenance requirements imposed by Nasdaq to remain listed on the SmallCap Market. By August, the Company established that it regained compliance of these requirements and on October 9, 1998 Nasdaq officially determined that the Company was in compliance and would be able to maintain compliance. The Company's listing is continued.



Plant Expansion: Montana Naturals Int'l, Inc. started their manufacturing and warehouse facilities expansion in September, 1998. It is estimated that the $1 million expansion will be completed by January 15, 1999 and will add approximately 16,000 square feet to the existing plant and warehouse. Financing of the project is a combination of US Bank loan and proceeds from the Private Placement. The expansion is needed to accommodate the expected increase in sales.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  HealthRite Inc.
                                                  (Registrant)

                                                  /s/ Bradley T. MacDonald
                                                  -----------------------------
                                                  Bradley T. MacDonald
                                                  Chairman and CEO



                                                  /s/ Randall Rueb
                                                  -----------------------------
                                                  Randall Rueb
                                                  Chief Financial Officer