Form 10KSB
period 1998-12-31
HEALTHRITE INC
filed 1999-04-15
CIK 910329

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-KSB


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                          Commission File No. 0-23016

                                   ----------

                                HEALTHRITE, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


            DELAWARE                                            13-3714405
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


11445 CRONHILL DRIVE, OWINGS MILLS, MD                            21117
--------------------------------------                          ----------
    (Address of principal offices)                              (Zip Code)


       Registrant's telephone number, including Area Code: (410) 581-8042


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of Class)

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

The issuer's revenues for the fiscal year ended December 31, 1998 were
$15,901,000

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

Number of shares outstanding of registrant's Common Stock, as of March 26, 1999:
5,482,251 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one)

                                Yes       No  X
                                   ---       ---
================================================================================

                                     PART I

ITEM 1. BUSINESS.

SUMMARY

HealthRite, Inc. (the "Company", or "HealthRite") is a Delaware corporation, incorporated in 1993. The Company has two operating subsidiaries, Montana Naturals Int'l., Inc. ("MTNA") and Jason Pharmaceuticals ("Jason"). The
Company is engaged in the production, distribution, and sale of consumable energy, health and diet products. HealthRite's product lines include energy formulated products, bee pollen, bee-related products, standardized herbal extracts, and meal substitutes. These products are currently manufactured in two modern facilities, one operated by Jason in Owings Mills, Maryland and the other operated by MTNA in Arlee, Montana. The Company at December 31, 1998 had 111 full time employees.

During January 1998, the Company's management changed due to the results of a proxy contest. Current management was elected on January 9, 1998, but did not take control of HealthRite's operations until January 23, 1998.

New management was faced with many challenges. The Company's marketing, business and strategic plan required a complete review and revision. The Company had substantial expenses resulting from a larger than normal advertising expenditure in the first quarter of 1998, proxy expenses (including those incurred by former management) and severance costs.

Management immediately implemented a new business and marketing strategy focusing on its category product leaders from each of its wholly-owned operating subsidiaries MTNA and Jason. MTNA's leaders include the Montana Big Sky Pure Energy branded products, Montana Big Sky bee pollen and bee-related products and its standardized herbal extracts line. MTNA's "Pure Energy" products were repositioned to mass market accounts and are now sold in three of the nation's largest drug chains. Jason's category leaders are its Medifast product line. Late in the second quarter the Company launched a new over-the-counter diet product, Medifast Take Shape (TM) at the National Association of Chain Drug Stores trade show in Philadelphia. The Medifast Take Shape (TM) brand has been well received in the marketplace. Medifast Take Shape is currently distributed in over 30,000 retail outlets, including all of the top ten drug chains and many of the regional combination food-drug chains. Management plans to continue it's focus on these category leaders in 1999.

The Company continues to engage in contract manufacturing at MTNA's Arlee, Montana facility. In 1998 MTNA received a significant portion of its revenue from contract manufacturing. During a six month period from the second through fourth quarters contractual manufacturing for herbal products surged. However, there has been a significant slowdown in contract manufacturing in late 1998 and continuing into early 1999.

The Company's overall strategic plan is to:

o Rebuild the Medifast(R)doctors and clinic business to 20% market share or $20 million.

o Become number 2 in the retail meal replacement business, utilizing our unique products - Medifast Take Shape (TM).

o Participate in the crossover from the health food trade to the mass market with our Pure Energy (R) & Montana Naturals brands.

o Become a premier contract manufacturer for the nutraceutical industry of most delivery systems; powders, hard shell, and tablets.

o Raise additional capital through traditional equity or debt financing, and explore strategic alternatives such as divestitures, mergers, acquisitions, a strategic partnership, sale or joint venture to enhance shareholder value and participate in the consolidation of the nutraceutical industry.

o    Implement certain cost efficiencies and savings at its MTNA facility.

The Company believes that raising additional capital is an essential element of its plan. Inability to raise funds will negatively effect the Company's ability to succeed with its overall plan. There is no assurance that the Company will be able to raise additional capital.

On July 24, 1998 the Company completed a private placement to accredited investors of 880,000 shares of common stock at a net price of $1.20 per share which netted proceeds to the Company of approximately $1,000,000. The proceeds were used as working capital, advertising for the launch of Medifast Take Shape
(TM), and to partially fund plant expansion of the MTNA facility.

MARKETS

DIET CONTROL

The U.S. weight loss and diet control market has continued to increase at a steady rate since 1995 and is forecast to grow another 4.5%, to 41 billion. Between 1997 and 2000, according to a Marketdata Research study. In 1997 45 million dieting Americans used a variety of weight loss methods, including meal replacements, commercial diet programs, prescription diet medications and hospital-based diet and counseling. The greatest growth trend is in the use of meal replacements, with sales expected to reach $1.6 billion, almost a 10% increase over 1997. Drug store and multi-level sales represent 56% of the meal replacement market. Historically, the Company has never attempted to sell in these markets. The Company's Medifast (R) brand has traditionally been sold through physicians and has long been represented as the top quality meal replacement in the industry. The Company's new formula, Medifast Take Shape (TM) will for the first time be marketed through mass retailers and diet centers. The Company expects brand recognition of the Medifast name not only to attract first time buyers, but also previous users of the product who can now purchase the meal replacements without first visiting a physician. The Company's efforts are directed toward capturing its share of a previously untapped $1.6 billion meal replacement market. With over 500,000 patients and 15,000 doctors previously working with Medifast (R) products, this program has been pre-sold to much of the consumer base. In addition, June 1998 guidelines established by the National Institute of Health (NIH) classify about 95 million people as overweight or obese. Included in this group are 29 million who thought they were at a healthy weight.

Millions of dieting Americans use a variety of weight loss methods, including meal replacements, commercial diet programs, prescription diet medications and hospital-based diet and counseling. The greatest growth trend appears to be in the use of meal replacements. The Company launched it's Medifast Take Shape (TM) over the counter meal replacement product in the second quarter of 1998. The Company is also expanding its physician based Medifast products to gain a larger share of the meal replacement market. HealthRite also continues to seek arrangements with weight loss centers to produce branded products as a contract manufacturer.

HERBS

Industry sales of herbal products have expanded over the past several years fueled by studies demonstrating the positive health benefits of herbal supplements. This growth is expected to continue as the percentage of U.S. households that purchase supplements, including herbs rises to 20%-25%. As with other nutritional products the growth has attracted the attention of the larger pharmaceutical firms. Three major firms introduced brands in the fall of 1998 supported by large advertising budgets. See competition.

COMPETITION

Medifast Brand (TM) is a niche product which is lactose-free, Kosher, physician recommended and nutritionally complete. The Medifast Brand has clinicals from a study done at the University of Vermont in collaboration with Johns Hopkins University. Medifast Take Shape (TM) affords the consumer a choice and retailers a much better profit margin. The clinic, hospital, and physician brand ranks number three in the category and competes with Novantis, Health Management Resources and Bariatrix.

The retail meal replacement market is dominated by one company, SlimFast (TM), which has an 88% market share. The other competitor in this category, Nestle's
(TM) is essentially a "me to" product mix. The Company sells its herbal products through various retail distribution channels such as vitamin/fitness stores, health food stores, drug stores, supermarkets, discount stores, multi-level and direct marketing. In each instance, the Company competes for market share with larger, well financed companies such as Pharmavite, Rexall-Sundown and private label manufacturers of major retailers. During fall, 1998 three large pharmaceutical firms entered the herbal market. They were Bayer (One-A-Day
(TM)), American Home Products (Centrum (TM)), and Warner-Lambert (Quanterra
(TM)). The financial resources of these companies have already impacted the industry. Bayer launched a $17 million advertising campaign in September, 1998. It has received large orders from major retailers such as Wal-Mart and Shop-Rite. This effected both the Company's branded product sales as well as its contract manufacturing. The contract manufacturers had overstocked inventory as a result of lost of shelf space to the large pharmaceutical firms. Additionally, the introduction of herbal products in new delivery forms (blended products) by the major pharmaceutical companies derailed the progress management made during the year in MTNA's custom manufacturing of traditional capsules.

PRODUCTS

The Company offers a broad selection of products, all under its branded labels and private label programs.

MONTANA BIG SKY (PURE ENERGY) -- marketed predominantly to natural foods enthusiasts through health food stores.

This brand encompasses a wide range of energy products containing bee pollen and bee-related ingredients, and herbal teas. In both 1996 and 1997, Pure Energy Instant Teas won as "best new product" at the annual natural food industry shows and a People's Choice Award for taste and quality. Additionally, Montana Big Sky Bee Pollen was voted the best selling product ("VityAward") of 1998 based on a nationwide survey conducted by Vitamin Retailer magazine.

Pure Energy products, which have traditionally been sold only in health food stores, are participating in the drug store cross over and as such are carried in Rite Aid, CVS, Phar-Mor, American Stores, Publix, Wal-Mart, "One Source", and AmeriSource. A program using the Pure Energy two-piece capsule is being advanced in the convenience store trade. The bee pollen/bee-related products, while still widely distributed in the health food trade, have also participated in the cross over to selected specialty retailers.

MONTANA NATURALS STANDARDIZED HERBAL EXTRACTS -- only natural ingredients and quality from start to finish.

Herbal-based products are currently growing in popularity. This leads manufacturers to new products and private label opportunities. As a manufacturer of herbs, MTNA expects to develop new products and to capitalize on these opportunities. In 1998 MTNA supplied contract herbal products to sixteen of the industries top supplement manufacturers, including seven of the top ten. However, management has concerns regarding the delivery systems manufacturers are now using in herbal products. The current trend is to deliver these products in soft-gel and time released formats. MTNA manufactures hard shell capsules, of which the industry has excess capacity.

MEDIFAST(R) -- a medically-supervised very-low-calorie diet. Brand awareness of the Medifast name continues to evolve through line extensions, quality product development, the Company's emphasis on customer service, publications and programs developed by the Company's own nutritionist. Medifast (R) products are being used in clinical studies conducted by the U.S. government and major hospitals.

MEDIFAST TAKE SHAPE (TM) - good-tasting, nutritious weight maintenance products, were launched in the maintenance caloric levels to the retail over-the-counter trade.

Medifast Take Shape (TM), an over-the-counter weight loss product, has been developed to be marketed through major drug store chains. The Company believes that new products marketed through pharmacists under the Medifast Take Shape
(TM) brand will bring sales from a previously untapped market. The Company is also producing several private label weight loss products for the growing diet center market. The most effective delivery system for this product is in the ready to use, liquid format. The facility at Owings Mills, MD currently manufactures only powder. The Company has developed a ready-to-drink product and is negotiating to subcontract production of the product.

SALES AND MARKETING

The Company markets and sells its products through its two operating subsidiaries.

HealthRite, Inc. organizes its sales strategy by trade class. The Company is represented in the health food trade by health food brokers. These brokers sell directly to the health food chains. However, a much larger portion of the Company's distribution is by these brokers to domestic and international distributors.

The Company's sales channels are managed by a Director of Sales operating out of the MTNA facility in Montana. Similarly the mass channels are represented by major brokers and a Director of Sales with two Regional Managers.

Jason solicits sales of Medifast (R) through full-time telemarketers and a National Sales Manager. Private label products are developed and manufactured for selected diet centers. Medifast Take Shape (TM), the Company's over-the-counter product has significantly larger distribution than its Medifast
(R) product. Medifast Take Shape (TM) is distributed to large retail drug chains, food stores, mass retailers, and food/drug combination stores.

MANUFACTURING

MTNA and Jason manufacture and package products in tablet, hard shell capsules, powder and liquid form. In the production and packaging of the products the Company maintains a quality control program which includes sample testing of raw materials and finished products, weight testing and purity testing. Products are packaged in tamper-resistant containers. Manufacturing and packaging are currently performed at the Company's Arlee, Montana and Owings Mills, Maryland facilities. The Arlee, Montana facility was upgraded and expanded during 1995. Further expansion of this facility was begun in 1998 for completion in mid 1999. The additional 16,000 square feet of space and redesign of the plant will enhance the facility's manufacturing, warehousing and distribution capabilities. Primary components of the products are supplied from various U.S vendors and, if economically advantageous, from overseas suppliers. Alternate sources of supply exist for all components. Jason operates a 43,000 square foot facility in Owings Mills, MD which is leased through the year 2000, with a 5 year renewal option. The facility is designed to produce diet powders and meets all the requirements and are kosher certified by the Kashruth Division of the Orthodox Union.

ADVERTISING AND PROMOTION

In 1998, a strategy emphasizing the three initiatives of Montana Naturals products, Pure Energy, and Medifast dominated the Company's sales and promotional efforts. In the health food trade, the Company emphasized a simplified promotional plan with heavy emphasis on co-op advertising with the retailers. As a way of participating with the major mass retailers, the strategy was for Pure Energy and Montana Naturals products to be positioned as price brands or private label opportunities. Four major trade shows allowed the Company to promote these products to the trade. Also, three major trade advertisements featured the

Pure Energy, Montana Naturals and Medifast Take Shape (TM) brands. Finally, in the 4th Quarter 1998 the first radio ads were aired to support the Medifast Take Shape (TM) product launch.

FINANCING AND STRATEGIC ALTERNATIVES

The Company is evaluating additional financing and strategic alternatives including, divestitures, mergers, acquisitions, sales, strategic partnerships or joint ventures. The Company believes the value of HealthRite's brands and infrastructure exceeds its market value. The success of the Medifast Take Shape
(TM) and Pure Energy brands at retail have attracted the attention of major consumer product companies. Discussions regarding several possible strategic alternatives are in progress. However, there is no assurance that any of these strategic alternatives will materialize.

GOVERNMENTAL REGULATION

HISTORY

The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by several federal agencies, but principally by the Food and Drug Administration (the "FDA"). The Company must comply with the standards, labeling and packaging requirements imposed by the FDA for the marketing and sale of dietary supplement, vitamin, and nutritional products. Applicable regulations prevent the Company from representing in its literature and labeling that its products produce or create medicinal effects or possess drug-related characteristics. The FDA could, in certain circumstances, require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, or require additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation. If the FDA believes the products are unapproved drugs or food additives, the FDA may initiate similar enforcement proceedings. Any or all of such requirements could adversely affect the Company's operations and its financial condition.

On September 23, 1997, the FDA promulgated final regulations governing the labeling of dietary supplements as required by the Dietary Supplement Health and Education Act of 1994 ("DSHEA") enacted on October 25, 1994. The DSHEA significantly alters the federal regulatory framework for dietary supplements and contains, among other things, several provisions directly affecting the labeling of the Company's products. Under the DSHEA, a dietary supplement manufacturer may include in its labeling a "statement of nutritional support" which claims a benefit related to a classical nutrient deficiency disease and describes the general well-being resulting from consumption of a dietary supplement as long as the statement is truthful and not misleading. The manufacturer must include in the statement of nutritional support a required qualification that the supplement is not intended to diagnose, treat, cure or prevent any disease and that the FDA has not evaluated the statement. The DSHEA also requires dietary supplement labeling to list the name and quantity of each ingredient and identify the product as a "dietary supplement" in the labeling. Enforcement of the FDA's regulations governing the labeling of dietary supplements commenced on March 23, 1999.

To the extent that sales of vitamins or diet or nutritional supplements may constitute improper trade practices or endanger the safety of consumers, the operations of the Company may also be subject to the regulations and enforcement powers of the Federal Trade Commission ("FTC"), and the Consumer Product Safety Commission. The Company's activities are also regulated by various agencies of the states and localities in which the Company's products are sold. The Company's Products are manufactured and packaged in accordance with customer's specifications and sold under the customer's labels both domestically and in foreign countries through the customers' own distribution channels.

PRODUCT LIABILITY AND INSURANCE

The Company, like other producers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. The Company maintains insurance against product liability claims with respect to the products it manufactures. With respect to the retail and direct marketing distribution of products produced by others, the Company's principal form of insurance consists of arrangements with each of its suppliers of those products, to name the Company as beneficiary on each of such vendor's product liability insurance policies. The Company does not buy products from suppliers who do not maintain such coverage.

Additionally, the company has also acquired directors and officers liability insurance in order to attract "high quality and experienced" directors.

EMPLOYEES

At December 31, 1998, the Company employed 111 people, of whom 70 were engaged in manufacturing, and 41 in marketing, administrative and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's manufacturing, warehousing and distribution operations are in two facilities. A 24,000 square-foot facility in Arlee, Montana is owned by the Company. In August, 1998 an expansion of 16,000 square feet began at this facility. The Company leases a 43,300 square-foot facility in Owings Mills, Maryland through the year 2000, with a 5-year renewal option. The Company's remaining retail store was moved to Owings Mills, MD in December with a five year lease. The leases require the Company to bear, in addition to the basic rent, the costs of insurance, tax and certain maintenance costs. This store replaced, at half the cost, a Wal-Mart and sells Medifast weight loss, nutrition, herbal products, and offers weight loss counseling. The store serves as an outlet store for Medifast products similar to companies such as Celestial Seasoning.


ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings currently pending against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of the shareholders of the Company was held on December 17, 1998. On the ballot was election of the Board of Directors and confirmation of Richard A. Eisner and Company, LLP as the Company's Auditors. The shareholders elected the following directors: Bradley T. MacDonald, Reed Vordenberg, Charles Walgreen, David Green, Ronald O. Hauge, Randall W. Rueb, Michael C. MacDonald, John W. Galuchie, Jr., Donald Reilly; and Beverly Valore. The report of the independent inspector of elections reflects a vote of 3,154,396 in favor of electing the Board of Directors. The vote also confirmed Richard A. Eisner & Company, LLP as the Company's auditors by a vote of 3,858,664 for, 5,253 against, and 648 abstaining.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The Company's Common Stock has been quoted under the symbol HLRT since July 17, 1995 on the Nasdaq Small Cap Stock Market. The following is a list of the low and high bid quotations by fiscal quarters for 1998 and 1997 as reported by
Nasdaq:

                                                                1998
                                                            -----------------
                                                             Low        High
                                                            -----      ------
        Quarter ended March 31, 1998 ...................    1 3/8      2
        Quarter ended June 30, 1998 ....................    1 1/8      1 3/4
        Quarter ended September 30, 1998 ...............    1 3/8      2 5/16
        Quarter ended December 31, 1998 ................    1 1/4      2 3/8

                                                                1997
                                                            -----------------
                                                             Low        High
                                                            -----      ------
        Quarter ended March 31, 1997 ...................    2 1/4      3 5/8
        Quarter ended June 30, 1997 ....................    1 1/2      2 7/8
        Quarter ended Sept 30,1997 .....................    1 3/8      2 3/4
        Quarter ended Dec 31, 1997 .....................    1 1/4      2 1/8

(b) The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

(c) There were 195 record holders of the Company's Common Stock, as of March 26, 1999.

(d) No dividends on common stock were declared by the Company during 1998 or 1997.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause HealthRite, Inc. actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. HealthRite, Inc. cautions investors not to place undue reliance on forward-looking statements, which speak only to management's expectations on this date.

1998 COMPARISON WITH 1997

OPERATING

Consolidated net sales for 1998 were $15,901,000 as compared to 1997 sales of $14,361,000, an increase of $1,540,000, or 10.7%. Sales for 1998 for the
Company's two wholly owned subsidiaries, MTNA's herbal energy and Jason' diet control were $10.4 million and $5.5 million, respectively. This compares with 1997 sales of $8.8 million for MTNA and $3.8 million for Jason. The revenue growth for the Company can be attributed to the introduction of the Medifast Take Shape (TM) product into Company's distribution channel, which added sales, and the increase in sales to a major contract customer which increased custom manufacturing sales by $2.6 million over 1997.

Gross margins improved to 36.5% in 1998 from 32.6% in 1997, partially due to the elimination of both the higher cost Nautilus product line and the Vitamin Specialties Stores, improved manufacturing efficiencies, and the introduction of a high margin product (Medifast Take Shape (TM)).

Selling, general and administrative (SG&A) expenses of $6,575,000 for 1998 were $1,254,000 (16.2%) less than the $7,829,000 in 1997, mostly due to the elimination of expenditures of Vitamin Specialties and Nautilus during 1997. SG&A for 1998 included approximately $690,000 of non-recurring charges. These were committed by previous management during the proxy contest to protect certain employees. These expenditures included $60,000 in salary and severance payments to previous management, $160,000 for the proxy contest, and $470,000 of advertising cost.

Interest expense increased by $113,000 due to the Company's increased borrowing to fund operations and the expansion of the MTNA manufacturing facility. Other income includes $130,000 from the sale of the rights under Nautilus Agreement including the sale of near dated and expired Nautilus products.

A preferred stock dividend in the amount of $69,000 was paid in 1998, including 2000 shares of common stock valued at $4,000.

The Company experienced a net loss for the year of $949,000. This compares with a net loss of $3,697,000 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 1998, management determined that additional working capital was needed to fund the Company's operations. It was further determined that some portion of the funding would come from a private offering of common stock. The Company completed a placement at a net price of $1.20 per share. On July 24, 1998 the Company closed the Private Placement Offering providing net cash proceeds of $977,000. Proceeds were used as working capital, advertising for the launch of Medifast Take Shape (TM), and plant expansion of the MTNA facility. The Company is considering raising additional capital through either debt or equity financing, divestiture, merger, joint venture, sale,or a strategic alliance as it deems necessary. This is due to the slow down in the herbal industry because of increased competition and nutraceutical industry consolidation.

In October 1997, U.S. Bank (formally First Bank Montana), with a U.S. Department of Agriculture guarantee, provided a $4,500,000 financing arrangement to MTNA, and Lake County Community Development Corporation (through a CDBG grant) provided an additional $450,000 financing package for the expansion of plant and equipment and working capital for MTNA. Funding of these loans began in 1997. Terms of the loan have been modified so that the completion of plant and equipment additions have been extended to June 30, 1999. At that time the U.S. Bank loans will begin amortization.

The Company was granted a waiver by U.S. Bank for 1998 for a failure to comply with certain loan covenants such as fixed charge coverage ratio, maximum leverage ratio, minimum net worth requirement, minimum current ratio and operating covenants, such as limitations on capital expenditure.

The Company had working capital of $3,551,000 at December 31, 1998 compared with $2,074,000 at December 31, 1997. The $1,477,000 increase is the result of an increase in accounts receivable due to sales of Medifast Take Shape (TM) and contractual sales in the last four months of 1998, as well as proceeds from the Company's private offering.

Jason currently has a loan agreement with Century Credit Corporation to provide working capital. In 1997 a term loan of $260,000 was obtained in addition to a revolving credit line with loan advances available based on percentages of eligible accounts receivable and raw materials. The revolving credit and term loan outstanding is limited to a total of $1,000,000. At December 31, 1998 approximately $500,000 was available. On January 20, 1999 Century and Jason agreed to amend the loan agreement to include finished goods, and increased availability under the term loan to $264,000 and the revolving credit line to $1,500,000.

In early 1999, the Company implemented a plan that management believes will generate additional internal funds to continue its operations into 2000. The Company has implemented a cost reduction and other cost cutting initiatives at its Montana Naturals facility. The Company believes it can generate funds and implement cost savings in 1999 to continue in operation through December 31, 1999, although Management may not be successful in raising additional capital on terms favorable for the Company, management believes that it has sufficient resources to sustain operations through at least December 31, 1999. If during the course of 1999, management of the Company determines that the measures already implemented are insufficient to achieve the stated goal, the Company will implement additional cost reductions or seek additional financing alternatives. The Company believes that the plan devised above constitutes a viable plan for the Company's business until 2000.

During the years ended December 31, 1998 and 1997, the Company had sales to one customer which aggregated 45.8% and 22.7%, respectfully, of net sales. This customer for 50% of net accounts receivable at December 31, 1998. During 1998 orders from this customer have significantly decreased.

SEASONALITY

The Company's historical operations have not been subject to significant seasonality.

INFLATION

To date, inflation has not had a material effect on the Company's business.

YEAR 2000 COMPLIANCE

The Company recently contracted with major hardware, software and data communications vendors to obtain computer hardware and software data communications equipment and services which will be needed for all divisions to achieve "Year 2000" (Y2K) compliance. It is anticipated that all operating units will be compliant by June 30, 1999. Computer hardware and software and data communications hardware and software is financed by existing credit facilities. The Company has received a grant from the State of Maryland to partially fund training. At this time the Company is assessing the negative effect various potential Y2K problems could have on the Company. The Company is currently devising a Y2K contingency plan to avoid any interruption to its business. The Company has spent $130,000 for these upgrades and estimates additional expenditures of $80,000 will be required to complete the project.

Presently, Montana Naturals Int'l, Inc. is Y2K compliant. Testing of the new system hardware and software is ongoing to insure continuing operations post January 1, 2000. Jason Pharmaceuticals, Inc. is scheduled to receive training to upgrade to a Y2K compliant platform in May with transition to the new system in June, 1999.


ITEM 7. FINANCIAL STATEMENTS.

See pages F-1 through F-20.


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURES.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) The following are the Board of Directors elected on December 17, 1998:

                                                                    Date First
           Name                Age             Position          Became Director
---------------------------    ---     -----------------------   ---------------

Bradley T. MacDonald ......     52     Chairman of the Board,          1998
                                       Chief Executive Officer
                                       and Director

Reed Vordenberg ...........     48     President, Healthrite,          1998
                                       Inc., Secretary and
                                       Director

Randall Rueb ...............    53     Chief Financial Officer         1998
                                       and Director

Ronald O. Hauge ............    52     Director                        1998

David M. Green .............    43     Director                        1998

Beverly L. Valore ..........    56     Director                        1998

Donald F. Reilly ...........    51     Director                        1998

John W. Galuchie, Jr. ......    46     Director                        1998

Michael C. MacDonald .......    45     Director                        1998


Under the by-laws, the directors are to serve for a period of one year and until the due election and qualification of their respective successors.

BRADLEY T. MACDONALD became Chairman of the Board and Chief Executive Officer of Healthrite on January 28, 1998. Prior to joining the Company, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. Mr. MacDonald previously was employed by the Company as its Chief Executive Officer from September, 1996 to August, 1997. From 1991 through 1994, Mr. MacDonald was Deputy Director and Chief Financial Officer of the Retail, Food and Hospitality and Recreation Business for the United States Marine Corps. Prior thereto, Mr. MacDonald served as President of Pennsylvania Optical Co., Pangburn Candy Co., and Chief Financial Officer of Begley Drug Stores. Mr. MacDonald retired from the United States Marine Corps Reserve as a Colonel in 1997.

REED VORDENBERG, President, joined the Company in January, 1998. He is the founder and President of Vordenberg Marketing, Inc. ("VMI"), a private label sales and marketing consulting company. VMI has provided marketing, consulting, sourcing, advertising, package design and quality assurance assistance to companies such as Heinz, Starkist, Ore Ida Potatoes, Jergens, Marketing Corporation of America, and many retailer brands. VMI has developed complete private label programs for several major retailers covering over 2,500 items and ten different labels.

RANDALL W. RUEB, Chief Financial Officer, joined the company in January 1998. He was formerly the CFO of Smoot Lumber Company, Treasurer and Director of Bill Jackson Rig Co., Inc. and Schell Crane and Rigging, Inc., and is an experienced financial systems consultant. He modernized computer systems for the United States Marine Corps Exchange System. Mr. Rueb retired from the United States Marine Corps Reserve as a Colonel in 1998.

RONALD O. HAUGE, a Director, was the founder of Montana Naturals International, Inc. and has over 13 years of experience in the health food industry. As President of Montana Naturals Internationals, Inc., from 1982 until the merger with HealthRite, Inc., he was responsible for product development and marketing and for growing Montana Naturals' sales to $4 million with international distribution of its products.

DONALD M. GREEN, a Director, was the Chairman and Chief Executive Officer of Southwest Supermarkets, LLC, a supermarket chain based in Phoenix, Arizona with 42 stores in Arizona, California and Texas. He has over 25 years of experience in the supermarket and drug store industry and has been President of two other supermarket chains Ralph's and Smitty's prior to joining Southwest Supermarkets.

BEVERLY L. VALORE, a Director, is the principal of Valore Chartered Law Offices in Linwood, New Jersey. She has acquired management and technology expertise in operating the business side of law for the past 10 years. Her primary practice area is drug product liability law.

REVEREND DONALD FRANCIS REILLY, O.S.A., a Director holds a Doctorate in Ministry (Counseling) from New York Theological and an M.A. from Washington Theological Union as well as a B.A. from Villanova University. Reverend Don Reilly was ordained a priest in 1974. His assignments included Associate Pastor, pastor at St. Denis, Havertown, Pennsylvania, Professor at Villanova University, Personnel Director of the Augustinian Province of St. Thomas of Villanova, Provincial Counselor, Founder of SILOAM Ministries where he ministers and counsels HIV/AIDS patients and caregivers. He is currently on the Board of Directors of Villanova University, is President of the board of "Bird Nest" in Philadelphia, Pennsylvania and is Board Member of Prayer Power.

JOHN W. GALUCHIE, JR., a Director has held directorships and executive positions as follows: (i) President of T.R. Winston, Inc. an investment firm, since 1990 and a director of that firm since 1989; (ii) President and director of Cortech, Inc., a biopharmaceutical company, since 1998; (iii) Executive Vice President of Pure World, Inc. since 1988, and a director from 1990 to 1994; (iv) Vice President, Treasurer and director of American Metals Service, Inc. since 1992;
(v) Director of Crown North Corp., Inc., an asset management company from 1992 until 1996; and (vi) Director of Kent Financial Services, Inc., from 1989 to 1993, as well as holding various executive positions within the corporation. Mr. Galuchie is a Certified Public Accountant.

MICHAEL C. MACDONALD, a Director is a corporate officer, the President, North American General Market Operations for the Xerox Corporation. Mr. MacDonald's former positions at Xerox Corporation include executive positions in the sales and marketing areas. He is currently on the Board of Trustees of Rutgers University. Mr. MacDonald is the brother of Bradley T. MacDonald, the CEO of the Company.


ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth compensation information of the chief executive officer of the Company and each executive officer who received compensation in excess of $100,000 for 1998, 1997 and 1996.

                                         SUMMARY COMPENSATION TABLE

                                                                                                    Long Term
                                                                  Annual Compensation             Compensation
                                                 --------------------------------------------        Awards
                                                     Salary           Bonus                       Stock Options
Name                                    Year           ($)             ($)           Other        No. of Shares
----                                    ----       ----------       ---------        -----        -------------
Bradley MacDonald (2)...............    1998         $88,669        $50,000(1)                       100,000(5)
                                        1997        $170,000                                         100,000(5)
                                        1996        $170,000         $8,000

Reed Vordenberg.....................    1998         $65,779        $50,000(2)                       100,000(5)
                                        1997
                                        1996

Charles R. Walgreen, Sr..............   1998         $63,461        $50,000                           70,000(5)
                                        1997
                                        1996

Warren H. Haber......................   1998             (4)               (4)        (4)
                                        1997             (4)               (4)        (4)
                                        1996             (4)               (4)        (4)

John Teeger..........................   1998             (4)               (4)        (4)
                                        1997             (4)               (4)        (4)
                                        1996             (4)               (4)        (4)

----------

(1) At December 31, 1998 this accrued bonus was paid subsequent to year end and through the issuance of 25,000 shares of common stock.

(2) At December 31, 1998 amount accrued for bonus was paid subsequent to year end through issuance of 12,000 shares of common stock and credit of loans receivable of $24,000 plus interest.

(3) At December 31, 1998 the accrued bonus was paid subsequent to year end through issuance of 25,000 shares of common stock.

(4) For the years 1998, 1997 and 1996 both Mr. Haber's and Mr. Teeger's services were provided pursuant to the Company's agreement with Founders Management Services, Inc. The agreement provided that Founders Management Services, Inc. would be paid $10,000 per month for consulting services rendered by Mr. Haber and Mr. Teeger.

(5) Stock options granted under The Company's 1993 Stock Option Plan (the "1993 Plan") as amended by stockholder approval on December 17, 1997 and on January 9, 1998.

STOCK OPTIONS.

The Company's 1993 Stock Option Plan (the "1993 Plan") as amended by stockholder approval on December 17, 1997 and on January 9, 1998 increased the outstanding stock options from 500,000 shares to 700,000 shares of common stock. The 1993 Plan authorizes the Board of Directors or a Stock Option Committee appointed by the Board to grant incentive stock options and non-qualified stock options to officers and key employees, directors and independent consultants, with directors who are not employees and consultants eligible only to receive non-qualified stock options. All directors with the exception of Messrs. Bradley MacDonald, Vordenberg, Rueb and Walgreen, were issued 20,000 shares of stock options. Messrs. Green, Michael MacDonald, and Ms. Valore constitute the Company's Compensation and Stock Option Committee.

The following table sets forth pertinent information as of December 31, 1998 with respect to options granted under the Plan since the inception of the Plan to the persons set forth under the Summary Compensation Table, all current executive officers as a group, all current Directors who are not executive officers as a group and all employees of the Company.

                                      OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                               INDIVIDUAL GRANTS


                             Number of Securities        Percent of Total
                                  Underlying               Options/SARs          Exercise or Base
                                 Options/SARs           Granted to Employees           Price          Expiration
   Name                           Granted (#)             in Fiscal Year               ($/Sh)            Date
  ------                     --------------------       --------------------     ----------------     -----------
Bradley T. MacDonald .......        200,000                   .3533                   $1.50              (1)

Reed Vordenberg ............        100,000                    .177                   $1.50           01/29/03

Charles R. Walgreen, Sr. ...         70,000                    .124                   $1.50           01/29/03

All Current Executive
Officers As A Group ........        420,000                    .742                   $1.50              (2)

All Current Non-Employee
Directors As a Group .......         80,000                   .1413                   $1.50              (2)


----------

(1) 100,000 options expire January 29, 2003, and 100,000 options expire March 1, 2003.

(2)  All directors options expire 5 years after date of grant.

There was no exercise by any of the named executive officers of stock options during the 1998 year. The following table provides information as to the value of the unexercised options as of March 25, 1999 measured in terms of the closing sale price of the Company's Common Stock on such date:


                             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                         AND FY-END OPTION/SAR VALUES

                                                             Number of Securities        Value of Unexercised
                                 Shares                     Underlying Unexercised           in-the-Money
                                Acquired                         Options/SARs               Options/SARs at
                              on Exercise      Value             at FY-End (#)                 FY-End ($)
            Name                  (#)       Realized ($)   Exercisable/Unexercisable   Exercisable/Unexercisable
            ----              -----------   ------------   -------------------------   -------------------------

Bradley T. MacDonald ......                                       200,000 / 0                $100,000 / 0

Reed Vordenberg ...........                                       100,000 / 0                 $50,000 / 0

Charles R. Walgreen, Sr. ..                                        70,000 / 0                 $35,000 / 0


----------

* On December 31, 1998, the closing sales price of $2.00 on the Nasdaq Small Cap Stock Market was below the option exercise price.

COMPENSATION OF DIRECTORS.

The Company pays fees to its independent directors in the amount of $300 per meeting. It reimburses those who are not employees of the Company for their expenses incurred in attending meetings. Messrs. Hauge, Green and Reilly, and Ms. Valore were granted 20,000 options each under the Plan. Mr. Galuchie and Michael C. MacDonald were each granted 20,000 options under the Plan subject to additional options becoming available.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to the beneficial ownership of shares of Common Stock as of December 31, 1998 of the Chief Executive Officer, each Director, each nominee for Director, each current executive officer named in the Summary Compensation Table under "Executive Compensation" and all executive officers and Directors as a group. The number of shares beneficially owned is determined under the rules of the Security and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other person. Under such rules, " beneficial ownership" includes shares as to which the undersigned has sole or shared voting power or investment power and shares which the undersigned has the right to acquire within 60 days of December 31, 1998 through the exercise of any stock option or other right. Unless otherwise indicated, the named person has sole investment and voting power with respect to the shares set forth in the table.

                                           Shares Beneficially        % of
Name and Address*                         Owned as of 12/31/98    Outstanding
-----------------                         --------------------    -----------

Bradley T. MacDonald ..................      1,352,000(1)            22.62%

Reed Vordenberg .......................        127,043(2)             2.12%

Randall Rueb ..........................         49,500(3)              **

Charles R. Walgreen, Sr. ..............        162,398(4)             2.71%

Ronald Hauge ..........................        210,000(5)             3.51%

David M. Green ........................        132,000(6)             2.21%

Beverly Valore ........................         44,000(7)              **

Donald F. Reilly ......................         20,000(8)              **

John W. Galuchie, Jr. .................        400,000(9)             6.67%
Executive Officers and Directors as
a group (9 persons) ...................      2,474,941                41.4%

----------

 * The address is c/o Healthrite, Inc. 11445 Cronhill Drive, Owings Mills, Maryland 21117

**   Less than 1%.

(1) Includes 200,000 shares issuable upon exercise of options, which by their term are currently exercisable or become exercisable within 60 days and 880,000 shares, sold in a Private Placement by the Company in July, 1998 in which Bradley T. MacDonald as Chairman of the Board of the Company retains the voting rights thereof for a period of two years as per the terms of the Offering.

(2) Includes 100,000 shares issuable upon exercise of options, which by their terms are currently exercisable or become exercisable within 60 days.

(3) Includes 37,500 shares issuable upon exercise of options, which by their terms are currently exercisable or become exercisable within 60 days.

(4) Includes 70,000 shares issuable upon exercise of options, which by their terms are currently exercisable or become exercisable within 60 days.

(5) Includes 20,000 shares issuable upon exercise of options, which by their terms are currently exercisable or become exercisable within 60 days.

(6) Includes 20,000 shares issuable upon exercise of options, which by their terms are currently exercisable or become exercisable within 60 days.

(7) Includes 20,000 shares issuable upon exercise of options, which by their terms are currently exercisable or become exercisable within 60 days.

(8) Includes 20,000 shares issuable upon exercise of options, which by their terms are currently exercisable or become exercisable within 60 days.

(9) These shares are owned by Pure World, Inc., a public Company of which Mr. Galuchie is executive vice president. They were purchased as part of the Company's July 24, 1998 private offering. The Company retained the voting rights to these shares for two years.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The husband of Beverly Valore, a director is the CEO of Universal Worldwide Health, the company which purchased a total of $130,000 of near dated and/or expired inventory from the Company in 1998. In addition the Company assigned its marketing rights to Nautilus to Universal World Wide Health.

Mr. Galuchie, is a director, and is president of T.R. Winston, Inc. a securities firm that raised capital in the Company's 1998 private placement for which they received 60,000 warrants to purchase 60,000 shares of common stock at an exercise price of $1.50 per share and $28,800.

The Company's Montana Naturals International, Inc. subsidiary purchased raw material amounting to $561,000 from Pure World, Inc.'s subsidiary Madis Botanical in 1998. Pure World owns 7% of HealthRite, Inc.'s common stock.

Mr. Reed Voldenberg, president, was advanced $25,000 at an interest rate of 8%. The loan and interest was paid in full from the bonus due and payable to him as of December 31, 1998.

RECENT DEVELOPMENTS

On February 28, 1999 the one year employment agreement of Charles R. Walgreen, Sr. a president of MTNA terminated by its terms. Concurrent with the termination of his employment agreement, Mr. Walgreen resigned as a director of the Company.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

             3.1 Certificate of Incorporation of the Company and amendments thereto*

             3.2     By-Laws of the Company*

            10.1     1993 Stock Option Plan of the Company as amended*

            10.3 Lease relating to the Company's Owings Mills, Maryland facility*

            10.4     Employment agreement with Bradley T. MacDonald

            10.5     Employment agreement of Reed Voldenberg

            10.6     Employment agreement of Charles R. Walleen, Sr.

            21.1     Subsidiaries*

            27.1     Financial Data Schedule

----------

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

     (b) Reports on Form 8-K

     The Company filed two reports on Form 8-K during 1998 as follows:

1. July 27, 1998 to report private placement of 880,000 shares of common stock.

2. August 20, 1998 to report the changes in the company's balance sheet resulting from the private placement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


HEALTHRITE, INC.
(Registrant)


/s/ BRADLEY T. MACDONALD     /s/ REED VORDENBERG       /s/ RANDALL RUEB
------------------------    -----------------------   ------------------------
Bradley T. MacDonald            Reed Vordenberg          Randall Rueb
Chairman & CEO                  President                Chief Financial Officer

Dated: April 15, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                           Title                       Date
          ----                           -----                       ----

/s/ BRADLEY T. MACDONALD
-----------------------------      Chairman of the Board,         April 15, 1999
    Bradley T. MacDonald           Director, Chief
                                   Executive Officer and Chief
                                   Financial Officer

/s/ REED VORDENBERG
-----------------------------      Secretary, Director and        April 15, 1999
     Reed Vordenberg               President


/s/ RANDALL REUB
-----------------------------      Chief Financial Officer        April 15, 1999
     Randall Reub                  and Director

/s/ DAVID M. GREEN
-----------------------------      Director                       April 15, 1999
     David M. Green

/s/ RONALD O. HAUGE
-----------------------------      Director                       April 15, 1999
     Ronald O. Hauge

/s/ DONALD F. REILLY
-----------------------------      Director                       April 15, 1999
  Donald F. Reilly, O.S.A.

/s/ BEVERLY L. VALORE
-----------------------------      Director                       April 15, 1999
  Beverly L. Valore, Esq.

/s/ JOHN W. GALUCHIE, JR.
-----------------------------      Director                       April 15, 1999
  John W. Galuchie, Jr.

/s/ MICHAEL C. MACDONALD
-----------------------------      Director                       April 15, 1999
   Michael C. MacDonald

HEALTHRITE, INC. AND SUBSIDIARIES

CONTENTS

                                                                            PAGE
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS
   Independent auditors' report .......................................     F-2
   Balance sheet as of December 31, 1998 ..............................     F-3
   Statements of operations for the years ended
     December 31, 1998 and 1997 .......................................     F-4
   Statements of changes in stockholders' equity for the years
     ended December 31, 1998 and 1997 .................................     F-5
   Statements of cash flows for the years ended
     December 31, 1998 and 1997 .......................................     F-6
   Notes to financial statements ......................................     F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
HealthRite, Inc.
Owings Mills, Maryland


We have audited the consolidated balance sheet of HealthRite, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of HealthRite, Inc. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
February 11, 1999



HEALTHRITE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1998

ASSETS
Current assets:
   Cash and cash equivalents ...........................................................................      $   503,000
   Accounts receivable, net of allowance for doubtful accounts of $223,000 .............................        3,341,000
   Inventory ...........................................................................................        2,718,000
   Prepaid expenses and other current assets ...........................................................          416,000
                                                                                                              -----------
      Total current assets .............................................................................        6,978,000

Property, plant and equipment - net ....................................................................        3,253,000
Other assets ...........................................................................................          109,000
                                                                                                              -----------
                                                                                                              $10,340,000
                                                                                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ...............................................................      $ 2,705,000
   Current maturities of obligations under capital leases ..............................................           22,000
   Current maturities of long-term obligations .........................................................          700,000
                                                                                                              -----------
      Total current liabilities ........................................................................        3,427,000

Obligations under capital leases less current maturities ...............................................           17,000
Long-term obligations less current maturities ..........................................................        4,070,000
                                                                                                              -----------

                                                                                                                7,514,000
                                                                                                              -----------
Redeemable preferred stock; Series A convertible 8%, par value $.001 per share; 2,000,000
   shares authorized; 367,500 shares issued and outstanding, redemption value $735,000 .................          679,000
                                                                                                              -----------
Commitments and contingencies

Stockholders' equity:
   Common stock; par value $.001 per share; 10,000,000 shares authorized; 5,347,198 shares
      issued and outstanding ...........................................................................            5,000
   Additional paid-in capital ..........................................................................        8,313,000
   Accumulated deficit .................................................................................       (6,147,000)
   Subscription receivable .............................................................................          (24,000)
                                                                                                              -----------
      Total stockholders' equity .......................................................................        2,147,000
                                                                                                              -----------
                                                                                                              $10,340,000
                                                                                                              ===========

See notes to financial statements

HEALTHRITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                       1998              1997
                                                                   ------------    ------------
Net sales ......................................................   $ 15,901,000    $ 14,361,000
Cost of sales ..................................................     10,097,000       9,670,000
                                                                   ------------    ------------
Gross profit ...................................................      5,804,000       4,691,000
Selling, general and administrative expenses ...................      6,575,000       7,829,000
                                                                   ------------    ------------
Loss from operations before other income (expenses) ............       (771,000)     (3,138,000)
                                                                   ------------    ------------
Other income (expenses):
   Interest expense, net .......................................       (350,000)       (237,000)
   Other income ................................................        172,000          32,000
   Loss on sale of assets ......................................                        (12,000)
                                                                   ------------    ------------
                                                                       (178,000)       (217,000)
                                                                   ------------    ------------
Loss before provision for income taxes .........................       (949,000)     (3,355,000)
                                                                   ------------    ------------
Provision for income taxes:
   Current .....................................................           --             2,000
   Deferred ....................................................           --           340,000
                                                                   ------------    ------------
Net provision for income taxes .................................           --           342,000
                                                                   ------------    ------------
NET LOSS/COMPREHENSIVE LOSS ....................................       (949,000)     (3,697,000)
                                                                   ------------    ------------
Preferred stock dividend requirement ...........................         69,000          68,000
Accretion of difference between carrying amount and redemption
   amount of redeemable preferred stock ........................         35,000          25,000
                                                                   ------------    ------------
                                                                        104,000          93,000
                                                                   ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED   $ (1,053,000)   $ (3,790,000)
                                                                   ============    ============
BASIC AND DILUTED NET LOSS PER SHARE ...........................   $       (.22)   $       (.88)
                                                                   ============    ============
WEIGHTED AVERAGE SHARES - BASIC AND DILUTED ....................      4,801,000       4,297,000
                                                                   ============    ============


See notes to financial statements


HEALTHRITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   COMMON STOCK
                                             ------------------------
                                                           (PAR VALUE    ADDITIONAL
                                             NUMBER OF       $.001)        PAID-IN      ACCUMULATED   SUBSCRIPTION
                                               SHARES        AMOUNT        CAPITAL        DEFICIT      RECEIVABLE        TOTAL
                                             ---------    -----------    -----------    -----------   -------------   -----------
BALANCE, JANUARY 1, 1997 ...............     4,276,472    $     4,000    $ 6,934,000    $(1,364,000)                  $ 5,574,000
Common stock issued to employees
  in July 1997 .........................        25,000                        66,000                                       66,000
Common stock issued to employees
  in December 1997 .....................        44,149                        66,000                                       66,000
Common stock issued to consultants
  in December 1997 .....................        36,615                        55,000                                       55,000
Common stock issued to directors
  in December 1997 .....................        17,962                        27,000                                       27,000
Accretion of difference between carrying
   amount and redemption
   amount of redeemable preferred stock                                      (25,000)                                     (25,000)
Dividend on preferred stock ............                                                    (68,000)                      (68,000)
Warrants issued in asset sale ..........                                      18,000                                       18,000
Net loss ...............................                                                 (3,697,000)                   (3,697,000)
                                           -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 1997 .............     4,400,198          4,000      7,141,000     (5,129,000)                    2,016,000
Private placement offering in July 1998
  (net of expenses of $55,000) .........       880,000          1,000      1,000,000                   $   (24,000)       977,000
Common stock issued in lieu of
   preferred dividend ..................         2,000                         4,000         (4,000)                            0
Cash dividend on preferred stock .......                                                    (65,000)                      (65,000)
Conversion of preferred stock ..........        65,000                       130,000                                      130,000
Accretion of difference between carrying
   amount and redemption
   amount of redeemable preferred stock                                      (35,000)                                     (35,000)
Warrants issued to consultants .........                                      73,000                                       73,000
Net loss ...............................                                                   (949,000)                     (949,000)
                                           -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 1998 .............     5,347,198    $     5,000    $ 8,313,000    $(6,147,000)   $   (24,000)   $ 2,147,000
                                           ===========    ===========    ===========    ===========    ===========    ===========

See notes to financial statements                                    F-5

HEALTHRITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                                          --------------------------
                                                                              1998            1997
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...........................................................   $  (949,000)   $(3,697,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization .................................       431,000        875,000
        Write-down of deferred design and distribution costs ..........                      378,000
        Write-down of impaired assets .................................                       39,000
        Common stock issued for services ..............................                      214,000
        Valuation of warrants for consulting ..........................                       73,000
        Loss (gain) on sale of assets .................................        (2,000)        12,000
        Decrease in deferred taxes, net ...............................                      342,000
        Changes in:
           Accounts receivable ........................................    (2,229,000)       443,000
           Inventory ..................................................      (321,000)       137,000
           Prepaid expenses and other current assets ..................      (150,000)        23,000
           Other assets ...............................................       120,000        (78,000)
           Accounts payable and accrued expenses ......................     1,001,000       (591,000)
                                                                          -----------    -----------
              Net cash used in operating activities ...................    (2,026,000)    (1,903,000)
                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment .................................      (213,000)      (155,000)
   Net proceeds from sale of assets (see below) .......................        13,000      2,478,000
                                                                           ----------    -----------
              Net cash (used in) provided by investing activities .....      (200,000)     2,323,000
                                                                           ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock .............................       977,000
   Repayment of capital lease obligations .............................       (39,000)      (149,000)
   Proceeds of long-term debt .........................................     5,261,000      1,638,000
   Principal repayments of long-term debt .............................    (3,660,000)    (1,872,000)
   Dividends paid on preferred stock ..................................       (65,000)       (68,000)
                                                                          -----------    -----------
              Net cash provided by (used in) financing activities .....     2,474,000       (451,000)
                                                                          -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................       248,000        (31,000)
Cash and cash equivalents - beginning of the year .....................       255,000        286,000
                                                                          -----------    -----------
CASH AND CASH EQUIVALENTS - END OF THE YEAR ...........................   $   503,000    $   255,000
                                                                          ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid ......................................................   $   314,000    $   225,000
   Taxes paid .........................................................                  $    17,000
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Equipment acquired with debt .......................................   $   716,000
   Conversion of preferred stock ......................................   $   130,000
   Exchange of inventory for advertising credits ......................                  $   146,000
   Common stock issued in lieu of preferred stock dividend ............   $     4,000
   Equipment acquired but not yet paid ................................   $    81,000


Sale of Vitamin Specialties Division in 1997 including accounts receivable, inventory and other tangible and intangible assets, assumption of certain obligations less expenses related to sale.


See notes to financial statements

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998


NOTE A - BUSINESS

HealthRite, Inc. (the "Company") and its wholly owned subsidiaries Jason Pharmaceuticals, Inc. ("Jason") and Montana Naturals Int'l., Inc. ("MTNA") manufacture and distribute health, energy and diet products. These products are sold primarily in the United States through various channels of distribution: diet centers, retail stores and medical professionals. The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the United States Environmental Protection Agency.

In June 1997, the Company sold certain assets including the inventory of its Vitamin Specialties Division (the "Transaction"), which operated fifteen retail outlets and a catalog operation in the Philadelphia area. The gross proceeds of the sale were $2,692,000 for tangible and intangible assets. One retail outlet was retained by the Company. For the year ended December 31, 1997, a loss on sale of assets of $12,000 is included in other income (expense). The loss includes the issuance of five year warrants to purchase 24,000 shares of common stock of the Company at an exercise price of $2.00 per share to the former chairman of the Board of Directors, valued at $18,000.

In 1996, the Company had introduced Nautilus, a line of nutritional/health food products. During 1997, the Company reconsidered and scaled down this product line. As a result of this decision, the Company wrote off the unamortized portion of deferred design and distribution costs and wrote down such product line inventory to its estimated realizable amount (see Note M[4]).

The Company's financial statements have been prepared assuming the Company will continue as a going concern which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 1998, the Company sustained a net loss of $949,000, was not in compliance with the terms of certain loan covenants and had net cash outflows from operating activities of $2,026,000. During 1999, sales orders from the Company's largest customer has declined significantly. The Company is in the process of taking a number of steps to improve its financial prospects including focusing its efforts on profitable core products, conducting an aggressive marketing campaign, reducing the labor force and cost reductions at the MTNA facility. The Company is also seeking additional equity financing. As of December 31, 1998, the Company's financial resources include various unused term loans and a revolving line of credit of approximately $500,000 available for future expansion. The Company has received waivers from lenders for noncompliance of certain covenants. The Company believes it can generate funds and implement lost saving in 1999 to continue in operations through December 31, 1999.

The present management team assumed control of the Company in January 1998. During the year, the Company completed a private placement of 880,000 shares of common stock and received net proceeds of $977,000 against subscriptions of $1,001,000. One of the participants to the private placement was a major vendor to MTNA (see Note P).

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the financial statements are as follows:

[1]  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated.

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

[4]  PREPAID COSTS AND ADVERTISING:

     Advertising costs such as preparation, layout, design and production of advertising are deferred and are expensed when first shown. At December 31, 1998, approximately $244,000 of such costs have been deferred and included in other current assets. Advertising expense for the years ended December 31, 1998 and 1997 amounted to $706,000 and $628,000, respectively.

[5]  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

      Buildings ................  25 - 40 years
      Equipment and fixtures ...   3 - 15 years
      Vehicles .................   3 years
      Leasehold improvements ...  Life of lease or assets, whichever is shorter

     The carrying amount of all long-lived assets is evaluated periodically to determine whether adjustment to the useful life or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected undiscounted cash flows of the operations in which the long-lived assets are used.

[6]  INCOME TAXES:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred taxes are recognized for temporary differences in the recognition of income and expenses for financial reporting and income tax purposes, principally due to accelerated depreciation, inventory overhead capitalization and reserves.

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998


NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[7] (LOSS) INCOME PER COMMON SHARE:

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the reporting of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and other stock-based compensation. The Company has not included potential common shares in the diluted per share computation as the result would be antidilutive.

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

[11] CONCENTRATION OF CREDIT RISK:

     Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to medical professionals, drugstore chains, combo food drugstore chains and retail stores. The risk associated with this concentration is described in Note N.

[12] NEW ACCOUNTING STANDARDS:

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The provisions of SFAS No. 131 require the Company to disclose the following information for each reporting segment: general information about factors used to identify reportable segments, the basis of organization, and the sources of revenues; information about reported profit or loss and segment assets; and reconciliations of certain reported segment information to consolidated amounts. Please refer to Note Q for further information.

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[13] STOCK-BASED COMPENSATION:

     During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans.

NOTE C - INVENTORY

Inventory consists of the following at December 31, 1998:

          Raw materials .........................    $1,605,000
          Work-in-process .......................        39,000
          Finished goods ........................     1,074,000
                                                     ----------
                                                     $2,718,000
                                                     ==========

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1998 consist of the following:

          Land .............................................    $   69,000
          Buildings and improvements .......................     1,451,000
          Leasehold improvements ...........................       118,000
          Equipment and fixtures ...........................     3,247,000
                                                                ----------

                                                                 4,885,000
          Less accumulated depreciation and amortization ...    (1,943,000)
                                                               -----------
                                                                 2,942,000
          Construction in progress .........................       311,000
                                                               -----------
          Property, plant and equipment - net ..............   $ 3,253,000
                                                               ===========

At December 31, 1998, property, plant and equipment includes asset held under capital leases with a net book value of $34,000. Substantially all of the Company's property, plant and equipment is pledged as collateral for various loans (see Note G). Interest of approximately $1,000 has been capitalized during the year ended December 31, 1998.

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES Accounts payable and accrued expenses include the following:

        Trade payables ...................................   $   1,805,000
        Accrued expenses .................................         703,000
        Accrued payroll and related taxes ................         197,000
                                                             -------------

            Total ........................................    $  2,705,000
                                                             =============


NOTE F - INCOME TAXES

At December 31, 1998, the principal components of the net deferred tax assets are as follows:

        Current deferred tax assets:
           Net operating loss carryforwards ..............  $   1,750,000
           Accounts receivable ...........................         85,000
           Inventory overhead and writedowns .............        211,000
           Accrued expenses ..............................         28,000
                                                            -------------

              Total current deferred tax assets ..........      2,074,000

        Fixed assets and intangible assets ...............        351,000
                                                            -------------
              Total deferred tax assets ..................      2,425,000

        Less valuation allowance .........................      2,425,000
                                                            -------------
              Total deferred tax assets ..................  $           0
                                                            =============

The Company has provided a valuation reserve against the full amount of its net operating loss carryforwards and other temporary differences, since the likelihood of realization cannot be determined.

A reconciliation of the federal statutory rate to the income tax expense is as follows:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                       ------------------------
                                                          1998          1997
                                                       ---------    -----------
Income tax (benefit) based on federal statutory rate . $(323,000)   $(1,141,000)
State and local tax (benefit), net of federal benefit.   (38,000)      (134,000)
Nondeductible expenses ...............................     5,000         (7,000)
Increase in valuation allowance ......................   344,000      1,624,000
Other ................................................    12,000
                                                       ---------    -----------
Income tax expense ................................... $       0    $   342,000
                                                       =========    ===========

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

NOTE F - INCOME TAXES  (CONTINUED)

The Company has net operating loss carryforwards of approximately $4,606,000 which are available to offset future taxable income. These carryforwards expire from 2009 to 2018. The Tax Reform Act of 1986 contains provisions which limit the net operating loss carryforwards available for use, should significant changes in ownership interests occur. The Company has had an ownership change which may require the applications of these limitations.

NOTE G - LONG-TERM DEBT

Long-term debt as of December 31, 1998 consists of the following:

MTNA term loans through a bank from USDA, Rural Business Co-operative Services bearing interest at prime rate plus 1.25% adjusted to US Treasury Obligation rate through conversion:
      Construction term loan not to exceed $1,200,000. Secured by MTNA land and
        building, payable in monthly installments through October 2017 (1) .........................    $  556,000
      Equipment term loan not to exceed $800,000. Secured by MTNA all personal property including fixtures and equipment, payable in monthly
        installments through June 2006 (1) .........................................................       536,000
      Term loan not to exceed $2,500,000. Secured by MTNA all accounts receivable, inventory inventory and intangibles, payable in monthly
        installments through June 2006 (1) .........................................................     2,388,000
Community Development Block Grant ("CDBG") loan, second position security on MTNA equipment and inventory, bearing interest at 5%, monthly payments at $4,947 through
   April 2002 ......................................................................................       178,000
CDBG loan, collateralized by MTNA accounts receivable, inventory, property and equipment, equipment, bearing interest rate at 7.0%, monthly payments of $5,225 through
   September 2007 ..................................................................................        418,000
Jason - revolving credit and term loan not to  exceed $1,000,000 collateralized by certain accounts receivable, inventory and equipment, interest at the greater of 8% or prime rate plus 3%, payable
   in monthly installments through December 2000(2).................................................       559,000
Note payable due in 7 annual installments of $42,000 through March 1, 2002 which
   includes imputed interest at 8.75% ..............................................................       135,000
                                                                                                        ----------
                                                                                                         4,770,000
Less current maturities ............................................................................      (700,000)
                                                                                                        ----------
                                                                                                        $4,070,000
                                                                                                        ==========

---------

(1) The notes are expected to convert into term loans on June 30, 1999. At conversion, principal and interest is expected to be 80% guaranteed by USDA. At conversion, the interest rate is expected to be fixed at a rate equivalent to the US Treasury rate times 1.2 and the unguaranteed portion will bear interest at US Treasury rate plus 3.5%.

(2) In January 1999, the revolving credit and term loan availability was increased to $1,500,000.

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

NOTE G - LONG-TERM DEBT  (CONTINUED)
MTNA term loans and Jason revolving credit and term loans contain various restrictive financial covenants such as fixed charge coverage ratio, maximum leverage ratio, minimum net worth requirement, minimum current ratio and operating covenants, such as limitation on capital expenditure and sharing of management expenses of the parent. The lenders have granted waivers for noncompliance with certain of these covenants.

Future principal payments on long-term debt are as follows:

         1999 ......................................   $  700,000
         2000 ......................................      523,000
         2001 ......................................      564,000
         2002 ......................................      498,000
         2003 ......................................      486,000
         Thereafter ................................    1,999,000
                                                       ----------
                                                       $4,770,000
                                                       ==========

NOTE H - LEASES

[1]  OPERATING LEASES:

     The Company has an operating lease for office, manufacturing and warehouse facilities ("Jason Facilities") which expires in December 1999 and has a renewal option for an additional five years.

     In addition, the Company leases certain office equipment under operating leases.

     Future minimum lease payments as of December 31, 1998 are as follows:

                    1999 ...................   $321,000

Rent expense totalled approximately $369,000 and $613,000 for the years ended December 31, 1998 and 1997, respectively, net of sublease income of $31,000 and $24,000 in 1998 and 1997.

[2] CAPITAL LEASES:The Company leases certain equipment under capital leases.The future minimum lease payments required under these lease obligations are as follows:

         1999 ..........................................    $25,000
         2000 ..........................................     13,000
         2001 ..........................................      5,000
                                                            -------

         Total minimum lease payments ..................     43,000
         Less amount representing interest .............     (4,000)
                                                            -------
         Present value of minimum lease payments .......     39,000
         Less current portion ..........................     22,000
                                                            -------
         Long-term portion .............................    $17,000
                                                            =======

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

NOTE I - EMPLOYMENT AND CONSULTING AGREEMENTS

Pursuant to an agreement, certain stockholders (the "Founders") were obligated to provide to the Company the services of certain officers of Founders during a three-year term ending July 31, 1998. The officers of Founders are major stockholders and were members of the Board of Directors of the Company. The agreement provided for the payment to Founders of a base fee of $10,000 per month, adjusted yearly for the Consumer Price Index. In addition, Founders was to receive an annual incentive fee equal to 5% of the amount by which the consolidated pre-tax income of the Company, before accrual for such incentive fees, exceeded $500,000. Founders were paid management fees of $120,000 during the year ended December 31, 1997. In January 1998, the Company terminated the Founders agreement.

Also, during 1997, the Company reimbursed Founders for $33,000 of expenses incurred on the Company's behalf.

The Company has employment agreements, as amended, expiring through December 2000 with four of its officers. The contracts provide for aggregate annual basic salaries of $170,000 in 1997, $292,000 in 1998, $375,000 in 1999 and $200,000 in
2000. The agreements also provide certain incentives of $100,000 plus discretionary bonuses in 1998 and 320,000 options to purchase shares of common stock of the Company under the stock option plan. At December 31, 1998, the Company accrued $150,000 in bonuses which were subsequently settled with the issuance of 62,000 shares of common stock. A portion of the bonus was used to settle the subscription receivable.

NOTE J - REDEEMABLE PREFERRED STOCK

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

During 1998, 130,000 shares of preferred stock were converted into 65,000 shares of common stock.

NOTE K - STOCK OPTION PLAN

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

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998


NOTE K - STOCK OPTION PLAN  (CONTINUED)

In November 1997, the Company amended the Plan by increasing the number of shares of the Company's common stock subject to the Plan by an aggregate of 200,000 shares.

The Company has elected to continue to account for stock option grants in accordance with APB 25 and related interpretations. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net loss and net loss per share including pro forma results would have been the amounts indicated below:

                                               YEAR ENDED DECEMBER 31,
                                            --------------------------
                                               1998           1997
                                            ----------     ----------
        Net loss:
           As reported ...................  $ (949,000)    $3,697,000)
           Pro forma .....................  (1,375,000)    (3,744,000)

        Net loss per share:
           As reported:
              Basic and diluted ..........       $(.22)         $(.88)
                                                 =====          =====
           Pro forma:
              Basic and diluted ..........       $(.31)         $(.89)
                                                 =====          =====

The pro forma effect on net loss for 1998 and 1997 may not be representative of the pro forma effect on net loss of future years due to, among other things: (i) the vesting period of the stock options and the (ii) fair value of additional stock options in future years.

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                  1998                1997
                                                  ----                ----
        Dividend yield ...................         0%                  0%
        Expected volatility ..............        0.63                0.30
        Risk-free interest rate ..........   4.17% - 5.94%       5.79% - 6.12%
        Expected life in years ...........        1-5                 1-5

The weighted average fair value at date of grant for options granted during the years 1998 and 1997 were $0.87 and $0.39, respectively, using the above assumptions.

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

NOTE K - STOCK OPTION PLAN  (CONTINUED)

The following summarizes the stock option activity for the years ended December 31:

                                                                    1998                          1997
                                                           ----------------------        ----------------------
                                                                         WEIGHTED                      WEIGHTED
                                                                          AVERAGE                      AVERAGE
                                                                         EXERCISE                      EXERCISE
                                                            SHARES         PRICE          SHARES        PRICE
                                                           --------      --------        --------      --------
      Outstanding at beginning of year ...............      512,500        $1.93          400,000       $2.05
      Options granted ................................      566,000         1.50          352,500        1.87
      Options forfeited or expired ...................     (475,000)        1.93         (240,000)       2.03
                                                           --------                      --------
      Outstanding at end of year .....................      603,500         1.54          512,500        1.93
                                                           ========                      ========
      Options exercisable at year end ................      495,331         1.50          257,500        1.97
                                                           ========                      ========
      Options available for grant at end of year .....       96,500
                                                            =======

The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                      OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                        --------------------------------------------       -------------------------
                                            WEIGHTED
                                            AVERAGE
                                          CONTRACTUAL       WEIGHTED                        WEIGHTED
        RANGE OF                              LIFE           AVERAGE                         AVERAGE
        EXERCISE           NUMBER          REMAINING        EXERCISE         NUMBER         EXERCISE
         PRICES         OUTSTANDING        (IN YEARS)         PRICE        EXERCISABLE       PRICE
      -----------       -----------       -----------       --------       -----------      ---------
      $1.50-$1.63         566,000            4.22             $1.52          468,666         $1.52
      $2.13-$2.65          37,500            2.89              2.52           26,665          2.52
                          -------                                            -------

                          603,500                                            495,331
                          =======                                            =======

NOTE L - WARRANTS

During 1998, the Company granted 155,000 warrants to various consultants to provide financial and administrative services. The issuance has resulted in a charge to operations of $73,000 in 1998 based on the fair value of the warrants. The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate 4.15% - 4.56%, dividend yield 0%, volatility 0.63, expected life three to five years.

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

NOTE L - WARRANTS  (CONTINUED)

The Company has the following warrants outstanding for the purchase of its common stock as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
     EXERCISE                                             --------------------
      PRICE                   EXPIRATION DATE              1998          1997
     --------      -------------------------------        -------       ------
      $2.50        August 2001 (1) ....................    51,375       51,375
       2.00        June 2002 (2) ......................    24,000       24,000
       1.75        February 2003 ......................    25,000
       1.50        July 2003 ..........................    60,000
       1.75        September 2003 .....................    60,000
       1.50        October 2001 .......................    10,000
                                                          -------       ------
                                                          230,375       75,375
                                                          =======       ======
                   Weighted average exercise price ....     $1.87        $2.34
                                                          =======       ======

As of December 31, 1998 the warrants are all exercisable.

(1)  Issued in conjunction with preferred stock (see Note J)

(2)  Issued in conjunction with sale of Vitamin Specialties Division
     (see Note A)

NOTE M - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1] The Company, like other retailers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury.

[2] Jason is a defendant in a product liability suit. Management believes that no additional provision should accrue from this matter, however, the ultimate outcome may be dependent on the adjudication of this action.

     MTNA is a defendant in a wrongful termination suit. The former employee is seeking damages for loss of earnings and punitive damages. This matter is in an early stage and the ultimate outcome is presently undeterminable.

[3] The Company had a sponsorship agreement in connection with a product line which requires payment of $100,000 in 1998. In connection therewith, the Company paid $50,000 in 1998 and obtained a release under the agreement.

[4] During the year ended December 31, 1996, the Company entered into an exclusive three-year license agreement with an option to renew for an additional two years to use the Nautilus name for vitamins, minerals, and nutritional products. The agreement requires the payment of 6% royalty fee with guaranteed minimum royalties for each of the initial three years of the agreement. The Company paid $80,000 (including $62,000 reimbursed from buyer of rights) and $89,000 in royalty fees under this agreement during the years ended December 31, 1998 and 1997. In April 1998, the Company sold its rights under the agreement for $130,000. Such amount is included in other income.

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

NOTE M - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS  (CONTINUED)

[5] At December 31, 1998, the Company has a commitment of $1,260,000, for the expansion of its manufacturing facility to be financed through term loans and internally generated funds.

[6]  At December 31, 1998, the Company had a $60,000 standby letter of credit.

NOTE N - MAJOR CUSTOMER

During the years ended December 31, 1998 and 1997, the Company had sales to one customer which aggregated 45.8% and 22.7%, respectively, of net sales. Such customer accounted for 50% of net accounts receivable at December 31, 1998.


NOTE O - BARTER TRANSACTION

In 1997, the Company sold inventory costing $146,000 in exchange for advertising credits in the amount of $378,000. However, the Company valued this credit at $146,000 (the estimated fair market value of the merchandise sold). The credits received can only be applied towards future advertising to the extent of cash paid by the Company. During 1998, the Company utilized these credits.


NOTE P - RELATED PARTY TRANSACTIONS

During 1997, the Company incurred expenses of approximately $11,000 for legal services rendered by a law firm wherein a director of the Company is a partner.

Also, during 1997, a director of the Company was paid approximately $10,000 and was granted 10,000 options to purchase common stock at $1.88 per share, in connection with consulting and marketing services.

During 1998, the Company bought raw materials from a vendor who participated in the private placement and is a stockholder. Such purchases aggregated $561,000 during 1998.


NOTE Q - BUSINESS SEGMENT INFORMATION

Information concerning operations by operating segment is as follows:

                                                  DIET         HERBAL AND        RETAIL
                                                CONTROL          ENERGY          STORES          OTHER        CONSOLIDATED
                                             ------------    -------------      ---------     -----------     -------------
      YEAR ENDED DECEMBER 31, 1998:
         Total sales .....................   $  5,871,000    $   9,938,000      $  92,000                       $15,901,000
         Operating loss ..................       (139,000)        (220,000)       (69,000)    $  (343,000)         (771,000)
         Depreciation and amortization ...        209,000          222,000                                          431,000
         Identifiable assets .............      3,033,000        6,908,000         73,000         326,000        10,340,000
         Capital expenditure .............                       1,010,000                                        1,010,000
      YEAR ENDED DECEMBER 31, 1997:
         Total sales .....................      4,212,000        8,351,000      1,798,000                        14,361,000
         Operating loss ..................       (915,000)      (1,697,000)      (526,000)                       (3,138,000)
         Depreciation and amortization ...        185,000          190,000        500,000                           875,000
         Identifiable assets .............      2,757,000        3,884,000        303,000                         6,944,000
         Capital expenditure .............         32,000          116,000          7,000                           155,000

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998


NOTE Q - BUSINESS SEGMENT INFORMATION  (CONTINUED)

Diet Control:

This segment includes medically supervised and over-the-counter weight loss products sold under the brand name Medifast and Medifast Take Shape. These products are manufactured at the Company's facilities in Maryland. Medifast weight loss products are offered through physicians, hospitals, diet centers and other medical professionals, and the Medifast "take shape" products are marketed via retail stores with pharmacies.

Herbal and Energy:

This segment manufactures and markets herbal extracts, bee products and energy products under the trade names: Montana Naturals, Montana Big Sky and Pure Energy. These products are manufactured at the Company's facilities in Montana. In addition, the Company develops products and custom-manufactures these products for a wide variety of customers.

Retail Stores:

The segment sells vitamin and nutritional products through a chain of retail stores and by direct marketing through catalog sales. Substantially all of the outlets and catalog were sold during 1997.

Other:

Consists of corporate assets and unallocated corporate expenses. Geographic area data:

Information concerning operations by principal geographic area is as follows:

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                                --------------------------
                                                   1998           1997
                                                ------------  ------------
      United States .........................   $ 15,160,000  $ 13,516,000
      Canada ................................        263,000       232,000
      Asia/Pacific Rim ......................        332,000       417,000
      Middle East ...........................        133,000       176,000
      Other .................................         13,000        20,000
                                                ------------  ------------
                                                $ 15,901,000  $ 14,361,000
                                                ============  ============