Form 10QSB
period 1999-03-31
HEALTHRITE INC
filed 1999-05-17
CIK 910329

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999                 Commission File No. 0-23016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Number of shares outstanding of Registrant's Common Stock, as of May 10, 1999:
5,463,198 shares

================================================================================

                                      Index

PART I

FINANCIAL INFORMATION:

         Condensed Consolidated Balance Sheet -
             March 31, 1999 (unaudited) and December 31, 1998................  3

         Condensed Consolidated Statement of Operations -
             Three Months Ended March 31, 1999 and 1998 (unaudited)..........  4

         Condensed Consolidated Statement of Cash Flows -
             Three Months Ended March 31, 1999 and 1998 (unaudited)..........  5

         Notes to Condensed Consolidated Financial Statements................  6

         Management Discussion and Analysis of Financial Condition
             and Results of Operations.......................................  7

PART II

         Other Information ..................................................  8

         Signature Page...................................................... 10


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               March 31, 1999  December 31, 1998
                                                                                 (Unaudited)
                                                                               --------------  ------------------
     ASSETS
     Current assets:
         Cash ................................................................   $    464,000    $    503,000
         Accounts receivable, net of allowance ...............................      2,175,000       3,341,000
         Merchandise inventory ...............................................      2,372,000       2,718,000
         Prepaid expenses and other current assets ...........................        794,000         416,000
                                                                                 ------------    ------------
              Total Current Assets ...........................................      5,805,000       6,978,000
     Property, plant and equipment - net .....................................      3,531,000       3,253,000
     Other assets ............................................................        105,000         109,000
                                                                                 ------------    ------------
              TOTAL ASSETS ...................................................   $  9,441,000    $ 10,340,000
                                                                                 ------------    ------------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable and accrued expenses ...............................   $  2,935,000    $  2,705,000
         Current maturities of obligations under capital lease ...............         11,000          22,000
         Current maturities of long-term obligations .........................        807,000         700,000
                                                                                 ------------    ------------
         Total Current Liabilities ...........................................      3,753,000       3,427,000
     Obilgations under capital leases less current maturities ................         17,000          17,000
     Long-term obligations less current maturities ...........................      3,460,000       4,070,000
                                                                                 ------------    ------------
              Total Liabilities ..............................................      7,230,000       7,514,000
                                                                                 ============    ============
     Commitments and contingencies:
     Redeemable convertible 8% preferred stock;
         par value $.001; 2,000,000 authorized;
         317,500 issued and outstanding, redemption value $635,000 ...........        585,000         679,000
                                                                                 ------------    ------------
     Stockholders' Equity
     Common stock; par value $.001 per share; 10,000,000 authorized; 5,459,198
         issued at March 31, 1999 and 5,347,198 issued at December 31, 1998 ..          5,000           5,000
     Additional paid-in capital ..............................................      8,537,000       8,313,000
     Accumulated deficit .....................................................     (6,916,000)     (6,147,000)
     Subscription receivable .................................................              0         (24,000)
         Total Equity ........................................................      1,626,000       2,147,000
                                                                                 ------------    ------------
     TOTAL LIABILITIES & STOCKHOLDER EQUITY ..................................   $  9,441,000    $ 10,340,000
                                                                                 ============    ============

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                Three Months Ended March 31,
                                                                     1999           1998
                                                                  (Unaudited)    (Unaudited)
                                                                  -----------    -----------

Revenue .......................................................   $ 2,892,000    $ 2,941,000
Cost of sales .................................................     1,733,000      1,846,000
                                                                  -----------    -----------
Gross Profit ..................................................     1,159,000      1,095,000
Selling, general, and administration ..........................     1,807,000      1,724,000
                                                                  -----------    -----------
(Loss) from operations ........................................      (648,000)      (629,000)
Other income/(expenses)
    Interest, net .............................................      (116,000)       (57,000)
    Other income (expense) ....................................        13,000              0
Net Loss ......................................................      (751,000)      (686,000)
                                                                  -----------    -----------
Less:    Stock dividend on preferred stock ....................       (13,000)       (18,000)
         Accretion of preferred stock .........................        (5,000)        (6,000)
                                                                  -----------    -----------
Net loss attributable to common shareholders ..................      (769,000)      (710,000)
Basic and diluted (loss) per share ............................   $     (0.14)   $      (.16)
                                                                  ===========    ===========
Weighted average common shares outstanding-
Basic and diluted .............................................     5,397,000      4,400,000


                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Three Months Ended March 31,
                                                                            1999           1998
                                                                         (Unaudited)    (Unaudited)
                                                                         -----------    -----------

Cash Flow from Operating Activities:
    Net loss .........................................................   $  (769,000)   $  (710,000)
         Depreciation & amortization .................................       117,000        114,000
         Provision for bad debts .....................................        23,000              0
    Changes in assets and liabilities:
         (Increase)/decrease in accounts receivable ..................     1,166,000       (311,000)
         (Increase)/decrease in inventory ............................       346,000        239,000
         (Increase)/decrease in prepaid expenses &
         other current assets ........................................      (374,000)      (284,000)
         Increase/(decrease) in other assets .........................             0        107,000
         (Increase)/decrease in A/P and accrued expenses .............       350,000        670,000
                                                                         -----------    -----------
    Net Cash provided by Operating Activities ........................       859,000       (175,000)
                                                                         -----------    -----------
Cash Flow from Investing Activities:
         (Increase)/decrease in plant equipment ......................      (395,000)      (247,000)
         Purchase of equipment .......................................             0        (24,000)
                                                                         -----------    -----------
         Total Cash Flow from Investing Activities ...................      (395,000)      (271,000)
                                                                         -----------    -----------
Cash Flow from Financing Activities:
    Proceeds from debt ...............................................             0      1,262,000
    Payment of debt ..................................................      (503,000)      (674,000)
                                                                         -----------    -----------
         Net Cash provided by Financing Activities: ..................      (503,000)       588,000
                                                                         -----------    -----------
NET INCREASE/(DECREASE) IN CASH ......................................       (39,000)       142,000
Cash and cash equivalents at beginning of period .....................       503,000        255,000
                                                                         -----------    -----------
Cash and cash equivalents at end of period ...........................       464,000        397,000
                                                                         ===========    ===========
Supplemental disclosure of cash flow information: Cash paid during the period for:
         Interest ....................................................       116,000         63,000
                                                                         -----------    -----------
    Total ............................................................   $   116,000    $    63,000

The Company converted 50,000 shares of preferred stock into 50,000 shares of common stock.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1.   Basis of Presentation

The information contained herein with respect to the three month period ended March 31, 1999 and 1998 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles for financial statements. Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three month periods ended March 31, 1999 and 1998. The results are not necessarily indicative of results to be expected for the year.

     2.   Preferred Stock

During February 1999, as allowed by the Company's 1996 "Designation of Preferred Stock" clause, 50,000 shares of preferred stock, was converted to 50,000 shares of common stock.

     3.   Segment Information

Information concerning operations by operating segment is as follows:

                                    Diet         Herbal &        Retail       Other    Consolidated
                                  Control        Energy          Store
                               -----------    ------------   ------------     -----    -------------
Quarter ended March 31, 1999
Total sales                    $ 1,267,000    $ 1,625,000           --         --      $ 2,892,000
Operating income (loss)           (162,000)      (486,000)          --         --         (648,000)
Depreciation & Amortization         47,000         70,000           --         --          117,000
Identifiable Assets              3,380,000      6,061,000           --         --        9,441,000
Capital Expenditures                18,000        377,000           --         --          395,000

Quarter ended March 31, 1998

Total sales                    $ 1,144,000    $ 1,770,000    $    27,000       --      $ 2,941,000
Operating loss                     (52,000)      (560,000)       (17,000)      --         (629,000)
Depreciation & Amortization         57,000         48,000          9,000       --          114,000
Identifiable Assets              2,953,000      4,354,000        192,000       --        7,499,000
Capital Expenditures                     0        271,000              0       --          271,000


                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

First quarter revenue for 1999 of $2,892,000 decreased by $49,000 (1.7%) from $2,941,000 for the first quarter of 1998. This occurred due to a decline in sales to the Company's largest contract manufacturing customer at its subsidiary, Montana Naturals Int'l, Inc. (MTNA) which offset the increase in revenues from sales of the Company's Medifast Take Shape (TM) Products. Cost of sales for the first quarter of 1999 decreased by $113,000 (6%) from 1998 primarily due to the Company instituting better manufacturing controls at each of its manufacturing facilities. Similarly the cost controls were the most significant factor in the increase of gross profit by $64,000 (3.7%) for the first quarter of 1999 over the first quarter of 1998. Selling, general and administrative expenses for the first quarter of 1999 increased by $83,000 (5.9%) over the same quarter of 1998 resulting from the initial advertising campaign for the Medifast Take Shape(TM) product launch, the cost of shelf space for these consumer weight loss products and the addition of sales personnel to sell and support the product launch.

The loss from operations for the first quarter of 1999 is $648,000, $19,000 more than same period last year and is attributable primarily to the cost of the advertising campaign for the Medifast Take Shape (TM) product launch. Net Loss for the three month period is $753,000 which is $67,000 greater than the $686,000 loss for the first quarter of 1998. Flat revenues, the cost of the Medifast Take Shape (TM) product launch and $61,000 in additional interest expense due to increased borrowings for most of this period are the basis for the increase in the loss.

                           PART II - OTHER INFORMATION

SEASONALITY

The Company does not believe that its business is subject to seasonality.

LIQUIDITY AND CAPITAL RESOURCES

Jason Pharmaceuticals has a term facility and a revolving facility to finance raw materials, finished goods and accounts receivable with Century Credit Corporation. The total of the revolving credit and term loan outstanding was increased to a total of $1,500,000. At March 31, 1999, $748,000 was available on the line of credit, of which $460,000 had been drawn and the term loan balance was $255,000.

The Company's MTMA Subsidiary continued to utilize two of its three lines of credit with US Bank. During the period approximately $131,000 was advanced on the equipment line and $147,000 on the real estate line. In mid March, 1999 the Company paid down approximately $900,000 on its working capital line to be in compliance with borrowing base requirements for accounts receivable and inventory.

The Company had working capital of $2,053,000 on March 31, 1999 compared with $3,551,000 at December 31, 1998. The $1,665,000 decrease reflects the net reduction in of total debt of the Company of $503,000, the loss from operations of $753,000 and the increase in deferred advertising expense of $397,000.

The Company's largest contract manufacturing customer cancelled certain existing orders and indicated it would not be placing orders for additional product for the foreseeable future because of its inventory over capacity. As a result, the Company implemented a cost saving plan. If current cost reductions are insufficient, the company is prepared to seek additional cost reductions. The Company is exploring strategic alternatives that include seeking additional capital financing or a strategic partner, which it considers essential to attaining its goals and maintaining its liquidity. However, the Company may not be able to raise capital or may not be able to raise capital on terms reasonably favorable to the Company and its shareholders.

INFLATION

To date, inflation has not had a material effect on the Company's business.

                            ITEM 5. OTHER INFORMATION
                            -------------------------

Forward Looking Statements: This document contains forwared-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause HealthRtie, Inc. actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. HealthRtie, Inc. cautions investors not to place undue reliance on forward-looking statements which speak only to management's experience on this date.

Year 2000: The Company recently contracted with major software, hardware, and data communications vendors to obtain computer hardware/software and data communications equipment and services which will be needed for the Company to achieve A Year 2000" (Y2K) compliance. It is anticipated that all operating units will be compliant by June 30, 1999. Computer hardware and software upgrade is financed by existing credit facilities. The Company has received a training grant from the State of Maryland to partially fund training at Jason. The Company is assessing the negative effect various potential Y2K problems could have on operations. The Company is assessing the most reasonably likely worst case scenario and its negative effect on the business. The Company believes that the most likely worst case scenario will be the inability of our smaller customers and vendors to gain Y2K compliance in a timely manner. The Company has spent $130,000 for these upgrades and estimates additional expenditures of $80,000 will be required to complete the project.

Related Party Transaction: Universal Worldwide Health, the CEO of which is the spouse of Beverly Valore, one of the Company's directors, purchased expired and or near dated product for $323,000 from the Company.

Corporate Strategy:  The Company is adhering to its overall strategic plan to:

o Rebuild the Medifast(R) doctor and clinic business to 20% market share or $20 Million

o Increase sales of Medifast Take Shape(TM) in order to become number two in the retail meal replacement business, utilizing its unique products-Medifast Take Shape(TM)

o Participate in the crossover from the health food trade to the mass market with Pure Energy(R) & Montana Naturals branded products.

o Become a premier contract manufacturer for the nutraceutical industry of most delivery systems, including powders, hard shell capsules and tablets.

o Raise additional capital through traditional equity or debt financing, and explore strategic alternatives such as divestitures, mergers, acquisitions, a strategic partnership, sale or joint venture to enhance shareholder value and participate in the consolidation of the nutraceutical industry.

o Continue to implement certain cost efficiencies and savings at its MTNA facility.

Plant Expansion: MTNA started its manufacturing and warehouse facilities expansion in September, 1998. Because of construction delays it is estimated that the $1 million expansion will be completed by June 30, 1999 and will add approximately 16,000 square feet to the existing plant and warehouse. Financing of the project is a combination of US Bank loan, proceeds from the Private Placement of July 1998, and working capital.

Bank compliance issue: The Company was out of compliance with certain borrowing base provisions of its loan with US Bank at March 31, 1999. The Company is working with the bank to cure this deficiency.

Nutraceutical Industry: In late January, 1999 the company's largest single customer informed it that it would not be placing orders for 1999. The Company was able to finish orders already placed and in process for this customer. The Company is seeking customers to fill its capacity and is concurrently aggressively reducing expenses at its Montana facility to compensate for the loss of this revenue. The last half of 1998 had three major pharmaceutical companies enter the herbal industry market each with substantial resources and large advertising budgets. The market capitalization of other major natural products companies plummeted in the 4th Quarter 1998 and 1st quarter 1999 because of these developments and a drive toward consolidation in the industry. The Company has announced that is evaluating various strategic alternatives. This has negatively impacted on the Company's existing customers and own branded products. Management is reducing expense to meet the lower levels of revenue.


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