Form 10QSB
period 1999-06-30
HEALTHRITE INC
filed 1999-08-16
CIK 910329

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

For the quarter ended June 30, 1999                 Commission File No. 0-23016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF AUGUST 4, 1999:
5,524,531 SHARES
----------------


================================================================================

                                      Index

PART I
FINANCIAL INFORMATION:

     Condensed Consolidated Balance Sheet -
         June 30, 1999 (unaudited) and December 31, 1998.....................  3

     Condensed Consolidated Statement of Operations -
         Three and Six Months Ended June 30, 1999 and 1998 (unaudited).......  4

     Condensed Consolidated Statement of Cash Flows -
         Six Months Ended June 30, 1999 and 1998 (unaudited).................  5

     Notes to Condensed Consolidated Financial Statements....................  7

     Management Discussion and Analysis of Financial Condition
         and Results of Operations...........................................  8


PART II

     Signature Page.......................................................... 12



                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            June 30, 1999 December 31, 1998
                                                                            ------------- -----------------
                                                                             (Unaudited)
ASSETS
Current assets:
    Cash ................................................................   $    331,000    $    503,000
    Accounts receivable, net of allowance ...............................      1,927,000       3,341,000
    Merchandise inventory ...............................................      1,894,000       2,718,000
    Prepaid expenses and other current assets ...........................        654,000         416,000
                                                                            ------------    ------------
         Total Current Assets ...........................................      4,806,000       6,978,000

Property, plant and equipment - net .....................................      4,258,000       3,253,000
Other assets ............................................................        101,000         109,000
                                                                            ------------    ------------
         TOTAL ASSETS ...................................................   $  9,165,000    $ 10,340,000
                                                                            ------------    ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses ...............................   $  3,364,000    $  2,705,000
    Current maturities of obligations under capital lease ...............         11,000          22,000
    Current maturities of long-term obligations .........................        697,000         700,000
                                                                            ------------    ------------
    Total Current Liabilities ...........................................      4,072,000       3,427,000

Obligations under capital leases less current maturities ................              0          17,000
Long-term obligations less current maturities ...........................      3,832,000       4,070,000
                                                                            ------------    ------------
         Total Liabilities ..............................................      7,904,000       7,514,000
                                                                            ------------    ------------

Commitments and contingencies:

Redeemable convertible 8% preferred stock;
    par value $.001; 2,000,000 authorized;
    317,500 issued and outstanding, redemption value $635,000 ...........        590,000         679,000
                                                                            ------------    ------------

Stockholders' Equity

Common stock; par value $.001 per share; 10,000,000 authorized; 5,463,198 issued at June 30, 1999 and
    5,347,198 issued at December 31, 1998 ...............................          5,000           5,000
Additional paid-in capital ..............................................      8,533,000       8,313,000
Accumulated deficit .....................................................     (7,867,000)     (6,147,000)
Subscription receivable .................................................              0         (24,000)
                                                                            ------------    ------------
         Total Equity ...................................................        671,000       2,147,000
                                                                            ------------    ------------

     TOTAL LIABILITIES & STOCKHOLDER EQUITY .............................   $  9,165,000    $ 10,340,000
                                                                            ============    ============



                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                      Three Months Ended June 30,   Six Months Ended June 30,
                                                      --------------------------    ---------------------------
                                                         1999            1998          1999            1998
                                                      -----------    -----------    -----------    ------------
                                                             (Unaudited)                     (Unaudited)
Revenue ...........................................   $ 2,111,000    $ 3,107,000    $ 5,003,000      6,096,000
Cost of sales, including warehousing
    distribution, and occupancy ...................     1,289,000      1,810,000      3,022,000      3,699,000
                                                      -----------    -----------    -----------     ----------
Gross Profit ......................................       821,000      1,297,000      1,981,000      2,397,000
Selling, general, and administration ..............     1,658,000      1,366,000      3,441,000      3,089,000
                                                      -----------    -----------    -----------     ----------
Loss from operations ..............................      (837,000)       (69,000)    (1,460,000)      (692,000)
                                                      -----------    -----------    -----------     ----------
Other income/(expenses)
    Other income/loss .............................        (3,000)       143,000         10,000        148,000
    Interest, net .................................       (93,000)       (74,000)      (234,000)      (136,000)
                                                      -----------    -----------    -----------     ----------
                                                          (96,000)        69,000       (224,000)        12,000
                                                      -----------    -----------    -----------     ----------
Net Loss ..........................................      (933,000)             0     (1,684,000)      (680,000)
                                                      -----------    -----------    -----------     ----------
Less: Stock dividend on preferred stock............       (13,000)      (18 ,000)       (27,000)       (35,000)
      Accretion of preferred stock ................        (5,000)        (6,000)       (10,000)       (13,000)
                                                       -----------    -----------    -----------    ----------
Net loss attributable to common shareholders ......      (951,000)       (24,000)    (1,720,000)      (728,000)
                                                       -----------    -----------    -----------    ----------
Net income (loss) per share........................    $    (0.17)    $    (0.01)    $    (0.32)    $    (0.16)
                                                       ===========    ===========    ===========    ==========
Weighted average shares outstanding ...............     5,449,290      4,400,000      5,423,145      4,438,000



                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          Six Months Ended June 30,
                                                                         ----------------------------
                                                                              1999         1998
                                                                         -------------  -------------
                                                                          (Unaudited)   (Unaudited)
Cash Flow from Operating Activities:
    Net loss .........................................................   $(1,684,000)   $  (680,000)
         Depreciation & amortization .................................       214,000        214,000
         Loss on asset sale ..........................................        13,000              0

    Changes in assets and liabilities:
         (Increase)/decrease in accounts receivable ..................     1,424,000       (322,000)
         Decrease in inventory .......................................       792,000         38,000
         (Increase) in prepaid expenses &
         other current assets ........................................      (238,000)      (274,000)
         Decrease in other assets ....................................         8,000         55,000
         Increase in A/P and accrued expenses ........................       814,000        771,000
                                                                         -----------    -----------
    Net Cash provided by and used in Operating Activities ............     1,343,000       (198,000)
                                                                         -----------    -----------
Cash Flow from Investing Activities:
    Purchase of equipment ............................................    (1,246,000)      (530,000)
                                                                         -----------    -----------
         Total Cash Flow from Investing Activities ...................    (1,246,000)      (530,000)
                                                                         -----------    -----------
Cash Flow from Financing Activities:
    Proceeds from debt ...............................................     2,444,000      2,523,000
    Payment of debt ..................................................    (2,713,000)    (1,818,000)
                                                                         -----------    -----------
         Net Cash provided by and used in Financing Activities: ......      (269,000)      (705,000)
                                                                         -----------    -----------
NET (DECREASE) IN CASH ...............................................      (172,000)       (23,000)

Cash and cash equivalents at beginning of period .....................       503,000        255,000
                                                                         -----------    -----------
Cash and cash equivalents at end of period ...........................       331,000        232,000
                                                                         ===========    ===========
Supplemental disclosure of cash flow information: Cash paid during the period for:
         Interest ....................................................       237,000        136,000
         Income Taxes ................................................             0              0
    Total ............................................................   $   237,000    $   136,000


During the six month period ending June 30, 1999 the Company converted 50,000 shares of preferred stock into 50,000 shares of common stock.

The Company declared preferred stock dividends in the amount of 26,734 for the six month period ending June 30, 1999.

Accrued bonuses of $150,000 at December 31, 1999 were subsequently settled during the six month period ending June 30, 1999 with the issuance of 62,000 shares of common stock and settlement of subscriptions receivable of $24,000.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

     1.   Basis of Presentation

The information contained herein with respect to the three month periods and six month periods ended June 30, 1999 and 1998 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles for financial statements. Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three month periods and six month periods ended June 30, 1999 and 1998. The results are not necessarily indicative of results to be expected for the year.

Due to inventory over capacity the Company's largest contract manufacturing customer canceled certain existing orders and indicated it will not be placing orders for additional product for the foreseeable future. As a result, the Company implemented a rigorous cost savings plan. If current cost reductions are insufficient, the Company is prepared to seek additional cost reductions.

     2.   Preferred Stock

During February 1999, as allowed by the Company's 1996 "Designation of Preferred Stock" clause, 50,000 shares of preferred stock, was converted to 50,000 shares of common stock.

     3.   Segment Information

Information concerning operations by operating segment is as follows:


                                                        Diet Control         Herbal & Energy         Consolidated
                                                        ------------         ---------------         ------------
Six months ended June 30, 1999

Total sales                                              $3,196,000             $1,807,000             $5,003,000
Operating income (loss)                                  (1,020,000)              (440,000)            (1,460,000)
Depreciation & Amortization                                  94,000                120,000                214,000
Identifiable Assets                                       3,159,000              6,010,000              9,165,000
Capital Expenditures                                         36,000              1,210,000              1,246,000

Six months ended June 30, 1998

Total sales                                              $2,300,000             $3,796,000             $6,096,000
Operating loss                                             (190,000)              (502,000)              (692,000)
Depreciation & Amortization                                 107,000                107,000                214,000
Identifiable Assets                                       3,128,000              4,612,000              7,740,000
Capital Expenditures                                              0                530,000                530,000


     4.   Litigation

On August 6, 1999 the Company was notified of a complaint filed related to Medifast Take Share(TM) advertising. The Company is attempting to negotiate an amicable resolution to this claim.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

Revenues for the first six months of 1999 were $5,003,000. This represented a decrease of $1,093,000 (17.9%) from the $6,096,000 reported for the six month period ending June 30, 1998. This decrease resulted from a decline in sales to the Company's largest contract customer at its subsidiary, Montana Naturals Int'l, Inc. (MTNA) which offset the increase in revenue from sales of the Company's Jason Pharmaceutical subsidiary. Cost of sales for the first half of 1999 decreased by $677,000 (18.3%) from 1998. Gross profit for the first half of 1999 decreased by $416,000 (17.4%) from 1998. Selling, general and administrative expenses for the first half of 1999 of $3,441,000 increased by $352,000 (11.3%) over the same period of 1998 as a result of the initial advertising campaign for the Medifast Take Shape(TM) product launch, the cost of shelf space for these consumer weight loss products and the addition of sales personnel to sell and support the product launch.

The net operating loss for the first six months of 1999 is $1,460,000, which is $768,000 greater than the same period last year. The operating loss is attributable primarily to the cost of the advertising campaign for the Medifast Take Shape (TM) product launch and the reduction in revenue due to the loss of a major contract customer at its MTNA subsidiary. The net loss for the the six month period is $1,684,000 which is $1,004,000 greater than the $680,000 loss for the first half of 1998. Significantly reduced revenues from MTNA, the cost of the Medifast Take Shape(TM) (product launch, including $1,059,000 in advertising cost) plus $98,000 in additional interest cost are the basis for the increased loss.

Interest expense was $237,000 during the six month period ending June 30, 1999 as compared to $136,000 for the same period in 1998. The difference was attributable to increased outstanding borrowings during the period.

THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

Second quarter revenues for 1999 of $2,111,000 decreased by $996,000 (32%) from $3,107,000 for the three month period ended June 30, 1998. Cost of sales for the period was $1,289,000, a decrease of $521,000 (28.7%) from $1,810,000 during the same period of 1998. Gross profits of $821,000 for the second quarter of 1999 decreased by $476,000 (36.7%) from $1,297,000 in the second quarter of 1998. During the quarter the Company experienced a loss from operations of $837,000 compared to a loss of $69,000 for the second quarter of 1998. The net loss for the second quarter of 1999 was $933,000 compared to a net loss of zero in the second quarter of 1998.

SEASONALITY

The Company does not believe that its business is subject to seasonality.

LIQUIDITY AND CAPITAL RESOURCES

Jason Pharmaceuticals has a term credit facility and a revolving facility to finance raw materials, finished goods and accounts receivable with Century Credit Corporation. At June 30, 1999, $1,044,000 was available on the line of credit, of which $214,000 had been drawn on the revolving facility and the term loan balance was $242,000. The amount of the revolving facility is restricted by the amount of outstanding inventory and receivables.

The Company's MTNA subsidiary continued to utilize the advance provision of its construction/refinancing credit arrangement with US Bank. During the period, approximately $674,000 was advanced under this credit facility to complete the renovation/expansion of the MTNA facilities. Construction was completed in June, and the interim loans were converted into term debt effective June 30, 1999. Upon conversion, US Bank received an 80% guarantee of the outstanding loan balances from Rural Business-Cooperative Service (US Department of Agriculture) under the Business and Industry Guarantee Loan Program.

The credit facility includes a real estate loan with a remaining term of 19 years, an equipment loan with a remaining term of 6 years and a working capital loan with a remaining term of 6 years. The outstanding balance of the working capital loan is restricted by the amount of the outstanding inventory and receivables, and on March 17, 1999 the outstanding balance of the loan was reduced $900,000 because of reduced inventory and receivable levels. MTNA does not have an operating line of credit at this time.

The Company had working capital of $734,000 on June 30, 1999 compared with $3,551,000 at December 31, 1998. The $2,817,000 decrease is primarily reflected in the loss from operations of $1,684,000 and the March payment of $900,000 against a US Bank loan. Government loan guarantees were in place as of June 30, 1999.

The Company requires a significant amount of additional financing in order to fund its business opportunities. The Company is actively exploring strategic alternatives that include seeking additional capital financing or a strategic partner. However, the Company may not be able to raise capital or may not be able to raise capital on terms reasonably favorable to the Company and its shareholders. In the event the Company is unable to arrange additional financing in the near term, the Company may be required to seek alternative methods to protect the business from creditors or may be forced to cease all or a portion of its operations.

13D FILING

Dissident shareholders have filed form 13D filings which disclosed confidential information regarding negotiations with a potential investor and, in the Company's view, misleading information about the Company and its officers and directors. These disclosures may have diminished the Company's ability to negotiate a strategic partnership or investment by a third party on favorable terms.

INFLATION

To date, inflation has not had a material effect on the Company's business.

                            ITEM 5. OTHER INFORMATION

Year 2000: The Company has contracted with major software, hardware, and data communications vendors to obtain computer hardware/software and data communications equipment and services which will be needed for the Company to achieve Year 2000" (Y2K) compliance. It is anticipated that all operating units will be compliant by September 30, 1999. Computer hardware and software upgrade is financed by existing credit facilities. The Company has received a training grant from the State of Maryland to partially fund training at Jason. The Company is assessing the negative effect various potential Y2K problems could have on operations. The Company is assessing the most reasonably likely worst case scenario and its negative effect on the business. The Company believes that the most likely worst case scenario will be the inability of our smaller customers and vendors to gain Y2K compliance in a timely manner. The Company has spent $130,000 for these upgrades and estimates additional expenditures of $80,000 will be required to complete the project. The project has experienced delays due to frame relay problems and a lack of resources.

Related Party Transaction: Worldwide Universal Health, the CEO of which is the spouse of Beverly Valore, one of the Company's directors, purchased discontinued Nautilus product for $323,000 from the Company. At June 30, 1999 a receivable for this purchase was outstanding in the amount of $323,000. The Company has issued a "demand" letter and is aggressively pursuing collection of the debt.

Officer/Director Changes: During the second quarter two of the Company's directors resigned. John W. Galuchie, Jr. and David M. Green resigned in June 1999. Both directors were elected by shareholders on December 17, 1998. Scott Zion was elected to the Board of Directors as of March 7, 1999, replacing Charles Walgreen, Jr., who resigned March 1, 1999.

Subsequent to the end of the quarter, to cut costs and streamline operations, on August 9, 1999 the Chairman of the Board requested and accepted the resignations of Randall Rueb, Chief Financial Officer, and Reed Vordenberg, President of Sales and Marketing. Both were elected on December 17, 1998. Mr. Vordenberg has elected to remain a member of the Board while Mr. Rueb has resigned from the Board. A limited consulting agreement is being considered by the Board for Mr. Vordenberg.

Nautilus License: The owner of the Nautilus license, Duckhead, sold the license rights to Direct focus, a networking and direct marketing company. Direct Focus notified the company in March that their new marketing strategy may change, and they want to market all Nautilus products. Subsequently, Nautilus cancelled the license agreement. Worldwide Universal Health paid all license fees in 1999 equal to $34,000. Jason Pharmaceuticals and Montana Naturals had significant inventories that had to be sold or the licensor under the agreement could claim title. Worldwide Universal Health gave HealthRite a purchase order for all discontinued inventory to be shipped prior to the cancellation of the license but with extended dating. In accordance with the terms of the license agreement Worldwide Universal Health as a distributor is currently liquidating the inventory. HealthRite no longer has a relationship with Direct Focus and Nautilus.

Plant Expansion: MTNA started its manufacturing and warehouse facilities expansion in September, 1998. Work on the expansion was completed during the second quarter and added approximately 16,000 square feet to the existing plant and warehouse. Financing of the project is a combination of US Bank loan, proceeds from the Private Placement of July 1998, and working capital. Government guarantees to the bank were put in place at June 30, 1999.

Bank compliance issue: The Company was out of compliance with certain borrowing base provisions of its loan with US Bank at June 30, 1999. The company is negotiating with the bank to cure this deficiency or have certain covenants waived.

Nutraceutical Industry: The nutraceutical industry is in serious financial difficulty. The Adams, Harkness & Hill Healthy Living Index indicates that the market capitalization of major natural products companies plummeted in the 4th quarter of 1998 and in the 1st quarter of 1999. Part of the reason for the decline is that retail drug and grocery industry consolidated and the large national retailers have leveraged their market position to demand additional discounts and allowances. Manufacturing capacity in the industry is at an all time high. The industry is experiencing increased competition as retail, wholesale, distributor and manufacturer inventories of bee and botanical supplements have far exceeded consumer demand. Further, American Home Products, Bayer and Warner Lambert entered the herbal business with "imported" product with clinical studies and large advertising budgets which significantly changed consumer brand and product preference. This has negatively impacted on the entire industry and, in particular, on the Company's existing customers and own branded products. The following is a sample list of like nutraceutical companies comparing their stock price as of June 30, 1998 to June 11, 1999.



                         SAMPLE NASDAQ GROUP INDUSTRY COMPARISON OF STOCK PRICES

                                   JUNE 11, 1999        JUNE 30, 1998
            COMPANY                 STOCK PRICE          STOCK PRICE            CHANGE              % CHANGE
            -------                -------------        -------------           ------              ---------
HEALTHRITE .......................     .62                  1.50                  -.88                -58%
NATURAL NUTRITIONALS .............    3.25                 17.75                -14.50                -82%
IRWIN NATURALS/FOR HEALTH ........    2.38                  6.50                 -4.13                -63%
NATROL ...........................    8.13                 17.19                 -9.07                -53%
NBTY .............................    6.25                 17.49                -10.94                -64%
REXALL SUNDOWN ...................   13.63                 35.00                -21.38                -61%
TWIN LABS ........................    8.50                 40.50                -32.00                -79%
WEIDER NUTRITION .................    3.88                 15.13                -11.25                -74%
IVC ..............................     .81                  2.00                 -1.19                -59%


NASDAQ listing requirements: In May the Company was notified by NASDAQ that it does not currently meet the listing requirements of the Nasdaq exchange with respect to its net tangible asset balance. The Company is currently working with vendors to convert debt to equity to meet these requirements, raise capital through a private placement offering and is agressively seeking a strategic partner. The Nasdaq has set August 16th as the date for the Company to show it is complying or to be subject to a hearing to determine if the Company can maintain the listing requirements.

Subsequent Actions: At the end of June, 1999 Bradley T. MacDonald and Reed Vordenberg, were compensated in stock in lieu of cash, per their employment agreement. Mr. Macdonald was issued 33,333 shares and Mr. Vordenberg 28,000 shares.

Forward-Looking Statements: This document contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause HealthRite, Inc. actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. HealthRite, Inc. cautions investors not to place undue reliance on forward-looking statements which speak only to management's experience on this date.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


HealthRite Inc.
(Registrant)


------------------------
Bradley T. MacDonald
Chief Executive Officer