Form 10QSB
period 1999-09-30
HEALTHRITE INC
filed 1999-11-15
CIK 910329

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

For the quarter ended September 30, 1999            Commission File No. 0-23016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF
NOVEMBER 4, 1999: 5,524,531 SHARES
                  ----------------


================================================================================

                                      Index


PART I
FINANCIAL INFORMATION:

    Condensed Consolidated Balance Sheet -
        September 30, 1999 (unaudited) and December 31, 1998................. 3

    Condensed Consolidated Statement of Operations -
        Three and nine months ended September 30, 1999 and 1998 (unaudited).. 4

    Condensed Consolidated Statement of Cash Flows -
        Nine months ended September 30, 1999 and 1998 (unaudited)............ 5

    Notes to Condensed Consolidated Financial Statements..................... 7

    Management Discussion and Analysis of Financial Condition
        and Results of Operations............................................ 8


PART II

    Signature Page........................................................... 11

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30, 1999   December 31, 1998
                                                                             ------------------   -----------------
                                                                                (Unaudited)
     ASSETS
     Current assets:
         Cash ................................................................   $    39,000         $   137,000
         Accounts receivable, net of allowance ...............................       460,000             445,000
         Merchandise inventory ...............................................       529,000           1,311,000
         Prepaid expenses and other current assets ...........................             0             373,000
                                                                                 -----------         -----------
              Total Current Assets ...........................................     1,028,000           2,266,000
     Property, plant and equipment - net .....................................     1,075,000           1,195,000
     Net assets and libilities of discontinued operations ....................             0           1,138,000
     Other assets ............................................................        34,000              52,000
                                                                                 -----------         -----------
              TOTAL ASSETS ...................................................   $ 2,137,000         $ 4,651,000
                                                                                 -----------         -----------


     LIABILITIES AND STOCKHOLDERS' EQUITY (capital deficiency)
     Current liabilities:
         Accounts payable and accrued expenses ...............................   $ 1,793,000         $ 1,103,000
         Current maturities of obligations under capital lease ...............        11,000              22,000
         Current maturities of long-term obligations .........................        84,000             221,000
                                                                                 -----------         -----------
         Total Current Liabilities ...........................................     1,888,000           1,346,000
     Obilgations under capital leases less current maturities ................        17,000              17,000
     Long-term obligations less current maturities ...........................       724,000             462,000
                                                                                 -----------         -----------
              Total Liabilities ..............................................     2,629,000           1,825,000
                                                                                 -----------         -----------
     Commitments and contingencies:
     Redeemable convertible 8% preferred stock;
         par value $.001; 2,000,000 authorized;
         317,500 issued and outstanding, redemption value $635,000 ...........       594,000             679,000
                                                                                 -----------         -----------
     Stockholders' Equity (capital deficiency)
     Common stock; par value $.001 per share; 10,000,000 authorized; 5,524,531 issued at September 30, 1999 and
         5,347,198 issued at December 31, 1998 ...............................         5,000               5,000
     Additional paid-in capital ..............................................     8,542,000           8,313,000
     Accumulated deficit .....................................................    (9,633,000)         (6,147,000)
     Subscription receivable .................................................             0             (24,000)
                                                                                 -----------         -----------
         Total Equity ........................................................    (1,086,000)          2,147,000
                                                                                 -----------         -----------
     TOTAL LIABILITIES & STOCKHOLDER EQUITY ..................................   $ 2,137,000         $ 4,651,000
                                                                                 ===========         ===========

                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                      Three Months Ended Sept 30,   Nine Months Ended Sept 30,
                                                      --------------------------    --------------------------
                                                        1999            1998           1999            1998
                                                      -----------    -----------    -----------    -----------
                                                             (Unaudited)                    (Unaudited)


     Revenue ......................................   $   929,000    $ 1,994,000    $ 4,935,000      4,297,000
     Cost of sales ................................       683,000        787,000      3,137,000      1,894,000
                                                      -----------    -----------    -----------    -----------
     Gross Profit .................................       246,000      1,207,000      1,798,000      2,403,000
     Selling, general, and administration .........     1,800,000      1,234,000      4,394,000      2,677,000
                                                      -----------    -----------    -----------    -----------
     Loss from operations .........................    (1,554,000)       (27,000)    (2,596,000)      (274,000)
                                                      -----------    -----------    -----------    -----------
     Other income/(expenses)
         Other income/loss ........................        17,000         15,000         48,000        161,000
         Interest, net ............................       (32,000)       (17,000)      (115,000)       (50,000)
                                                      -----------    -----------    -----------    -----------
     Net loss from operations .....................    (1,569,000)       (29,000)    (2,663,000)      (163,000)
                                                      -----------    -----------    -----------    -----------
     Discontinued Operations:
     Income (loss) from discontinued operations ...             0        531,000       (591,000)       (21,000)
     Loss from disposal of assets .................      (178,000)             0       (178,000)             0
                                                      -----------    -----------    -----------    -----------
     Net income (loss) from discontinued operations      (178,000)       531,000       (769,000)       (21,000)
                                                      -----------    -----------    -----------    -----------
     Net income (loss) ............................    (1,747,000)       502,000     (3,432,000)      (184,000)
                                                      -----------    -----------    -----------    -----------
     Less: Stock dividend on preferred stock ......       (13,000)       (18,000)       (40,000)       (54,000)
           Accretion of preferred stock ...........        (5,000)        (6,000)       (14,000)       (18,000)
                                                      -----------    -----------    -----------    -----------
     Net income (loss) attributable to
       common shareholders ........................    (1,765,000)       478,000     (3,486,000)      (256,000)
                                                      -----------    -----------    -----------    -----------
     Net loss per share from operations ...........          (.28)          (.01)          (.49)          (.04)
     Net income (loss) per share from
       discontinued operations ....................          (.03)           .11           (.14)          (.01)
     Net income (loss) per share ..................   $     (0.32)   $      0.10    $     (0.64)   $     (0.06)
                                                      ===========    ===========    ===========    ===========

     Weighted average shares outstanding ..........     5,511,051      5,021,233      5,476,334      4,300,000

                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                             1999           1998
                                                                         -----------    -----------
                                                                          (Unaudited)    (Unaudited)

Cash Flow from Operating Activities:
    Net loss .........................................................   $(3,432,000)   $  (184,000)
         Depreciation & amortization .................................       151,000        180,000
         Non Cash loss on disposal ...................................       178,000              0

    Changes in assets and liabilities:
         (Increase)/decrease in accounts receivable ..................       (15,000)      (335,000)
         Decrease (increase) in inventory ............................       782,000        (84,000)
         Decrease in prepaid expenses &
         other current assets ........................................       373,000         85,000
         Decrease (increase) in other assets .........................     1,156,000       (789,000)
         Increase in A/P and accrued expenses ........................       690,000        310,000
                                                                         -----------    -----------
    Net Cash provided by and used in Operating Activities ............      (117,000)      (817,000)
                                                                         -----------    -----------

Cash Flow from Investing Activities:
    Purchase of equipment ............................................       (31,000)       (15,000)
                                                                         -----------    -----------
         Total Cash Flow from Investing Activities ...................       (31,000)       (15,000)
                                                                         -----------    -----------

Cash Flow from Financing Activities:
    Proceeds from debt ...............................................     2,471,000      2,988,000
    Repayment of capital lease obligation ............................       (11,000)       (78,000)
    Dividends on preferred stock .....................................       (40,000)       (52,000)
    Proceeds from private placement - issued common shares ...........             0      1,075,000
    Payment of debt ..................................................    (2,370,000)    (2,678,000)
                                                                         -----------    -----------
         Net Cash provided by and used in Financing Activities: ......        50,000      1,255,000
                                                                         -----------    -----------

NET (DECREASE) INCREASE IN CASH ......................................       (98,000)       423,000

Cash and cash equivalents at beginning of period .....................       137,000        154,000
                                                                         -----------    -----------

Cash and cash equivalents at end of period ...........................        39,000        577,000
                                                                         ===========    ===========

Supplemental disclosure of cash flow information: Cash paid during the period for:
         Interest ....................................................       115,000         50,000
         Income Taxes ................................................             0              0
    Total ............................................................   $   115,000    $    50,000

During the six month period ending June 30, 1999 the Company converted 50,000 shares of preferred stock into 50,000 shares of common stock.

The Company declared preferred stock dividends in the amount of 40,101 for the nine month period ending September 30, 1999.

Accrued executive compensation of $150,000 at December 31, 1998 were subsequently settled during the nine month period ending September 30, 1999 with the issuance of 62,000 shares of common stock and settlement of subscriptions receivable of $24,000.

During the period the Company converted an accounts payable in the amount of $547,000 into a five year non interest bearing note payable in the amount of $444,000.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

     1.   Basis of Presentation

The information contained herein with respect to the three month periods and nine month periods ended September 30, 1999 and 1998 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles for financial statements. Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three month periods and nine month periods ended September 30, 1999 and 1998. The results are not necessarily indicative of results to be expected for the year.

     2.   Preferred Stock

During February 1999, as allowed by the Company's 1996 "Designation of Preferred Stock" clause, 50,000 shares of preferred stock, was converted to 50,000 shares of common stock.

     3.   Discontinued Operations

During the period, the Company determined that its wholly-owned subsidiary, Montana Naturals International, Inc. could not continue to operate under its existing capital structure. Consequently the Company made a propsal to Montana Natural's primary lender, U.S. Bank, to workout Montana Natural's debt. U.S. Bank subsequently foreclosed on substantially all of Montana Naturals assets on October 15, 1999. As a result of these events the financial statements for HealthRite for the nine month period and the three month period ending September 30, 1999 have been restated to present the effects of the removal of Montana Naturals from the operations of HealthRite.

Montana Naturals International, Inc. ceased operations on September 30, 1999 for the purpose of discontinuing this segment. The Company formally signed an agreement with U.S. Bank on October 15, 1999 completing the transaction, which resulted in a loss to the Company. In accordance with generally accepted accounting principals regarding income statement presentation of discontinued operations the Company has included the results of the effect of discontinuing Montana Naturals International, Inc. as of September 30, 1999.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

After restating to present the effects of the discontinuance of HealthRite's wholly-owned subsidiary, Montana Naturals International, Inc, revenues for the first nine months of 1999 were $4,935,000. This represented an increase of $638,000 (14.8%) from the $4,297,000 reported for the nine month period ending September 30, 1998. This increase resulted from an increase in sales in the Company's Medifast Take Shape (TM) product line. Cost of sales for the first nine months of 1999 increased by $1,243,000 (65.6%) from 1998. Gross profit for the first nine months of 1999 decreased by $605,000 (25.2%) from 1998. The increase in cost of sales and the resultant decline in the Company's gross margin are the result of a one time charge to earnings of $165,000 for inventory of discontinued products and the unapproved discounts taken by national retailers for the Medifast Take Shape (TM) product. Selling, general and administrative expenses for the first nine months of 1999 of $4,394,000 increased by $1,717,000 (64%) over the same period of 1998 as a result of the initial advertising campaign for the Medifast Take Shape (TM) product launch, the cost of shelf space for these consumer weight loss products and the addition of sales personnel to sell and support the product launch.

The net operating loss for the first nine months of 1999 is $2,596,000, which is $2,322,000 greater than the same period last year. The operating loss is attributable primarily to expenses related to the the cost of the Medifast Take Shape (TM) product launch, and was exascerbated by the loss of Montana Naturals largest contract customer, and financing issues with U.S. Bank. Receivable issues at Montana Naturals, the distributor of Medifast Take Shape (TM) lead to limited cash flow and reduced profitablilty at the Company's Jason Pharmaceuticals subsidiary.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Third quarter revenues, after restating to present the effects of the discontinuance of HealthRite's wholly-owned subsidiary, Montana Naturals International, Inc, of $929,000 decreased by $1,065,000 (53.4%) from $1,994,000 for the three month period ended September 30, 1998. Cost of sales for the period was $683,000, a decrease of $104,000 (13.2%) from $787,000 during the same period of 1998. Gross profits of $246,000 for the third quarter of 1999 decreased by $961,000 (79.6%) from $1,207,000 in the third quarter of 1998. During the quarter the Company experienced a loss from operations of $1,554,000 compared to a loss of $27,000 for the third quarter of 1998. The net loss for the third quarter of 1999 was $1,747,000 compared to net income of $502,000 in the third quarter of 1998, and includes the loss on disposal of the Montana Naturals assets of $178,000.




SEASONALITY WEIGHT MANAGEMENT BUSINESS

The Company's Weight Management Business is subject to seasonal downturns in November and December.

LIQUIDITY AND CAPITAL RESOURCES

Jason Pharmaceuticals has a term facility and a revolving facility to finance raw materials, finished goods and accounts receivable with Century Credit Corporation. At September 30, 1999, $1,214,000 was available on the line of credit, of which $286,000 had been drawn on the revolving facility and the term loan balance was $229,000. The amount of the revolving facility is restricted by the amount of outstanding inventory and receivables.

Montana Naturals International, Inc., HealthRite, Inc's wholly-owned subsidiary, has entered into a Settlement Agreement with U.S. Bank National Association MT providing for the foreclosure by the bank on the majority of its assets and the voluntary surrender of certain other assets to the bank. In exchange, Montana Naturals was discharged of all of its indebtedness to the Bank. Subject only to a $100,000 maximum potential obligation, HealthRite was also released from its corporate guarantee, which was entered into as part of the original financing transaction. The Settlement Agreement was entered into on October 15, 1999. The HealthRite board of directors determined that Montana Naturals was unable to service its debt. The subsidiary's contract manufacturing business which represented 70% of the subsidiary's revenues, collapsed due to the entry of major pharmaceutical companies into the herbal business in late 1998. In addition, a few of the subsidiary's major drug chain customers failed to pay for products ordered and shipped on time and under the terms and conditions of their agreement. The board therefore concluded that Montana Naturals was no longer a viable enterprise. As a result of the Bank's take over of all of the assets of Montana Naturals, the subsidiary has been closed in its entirety.

The Company had working capital, after restating to present the effects of the discontinuance of HealthRite's wholly-owned subsidiary, Montana Naturals International, Inc, of $(860,000) on September 30, 1999 compared with $920,000 at December 31, 1998. The $1,780,000 decrease is primarily reflected in the loss from operations of $1,824,000.

On September 23, 1999, Jason Pharmaceuticals, Inc., HealthRite's wholly-owned subsidiary, which manufactures, distributes, and sells its Medifast (R) brand of weight loss and weight management products, completed a private placement of $375,000 in subordinated, secured debt together with HealthRite warrants.

The Company requires a modest amount of additional financing in order to fund its business opportunities. The Company is actively exploring strategic alternatives that include seeking additional capital financing or a strategic partner to assist in selling and manufacturing its "Take Shape" over the counter line of products. The Company believes it has sufficient capital resources to fund its operations and return to profitability.

INFLATION

To date, inflation has not had a material effect on the Company's business.

                            ITEM 5. OTHER INFORMATION

Forward Looking Statements: This document contains forwared-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause HealthRtie, Inc. actual results and performance in furture periods to be materially different from any future results or performance suggested by these statements. HealthRtie, Inc. cautions investors not to place undue reliance on forward-looking statements which speak only to management's experience on this date.

Year 2000: The Company has contracted with major software, hardware, and data communications vendors to obtain computer hardware/software and data communications equipment and services which will be needed for the Company to achieve Year 2000" (Y2K) compliance. It is anticipated that all operating units will be compliant by December 31, 1999. The Company is assessing the negative effect various potential Y2K problems could have on operations. The Company is assessing the most reasonably likely worst case scenario and its negative effect on the business. The Company believes that the most likely worst case scenario will be the inability of our smaller customers and vendors to gain Y2K compliance in a timely manner. The Company plans to spend $70,000 for these upgrades and estimates additional expenditures of $20,000 will be required to complete the project. The project has experienced delays due to the liquidation of its Montana Naturals subsidiary which attained Y2K compliance this year.

Related Party Transaction: Worldwide Universal Health, the CEO of which is the spouse of Beverly Valore, one of the Company's directors, purchased discontinued Nautilus product for $323,000 from the Company. At September 30, 1999 a receivable for this purchase was outstanding in the amount of $323,000. The Company has turned over this receivable to a collection agency and expects results in early December or a legal action will be filed.

Officer/Director Changes: On August 9, 1999 Mr. Randall Rueb, Chief Financial Officer, elected on December 17, 1998 resigned as an officer and director. On August 9, 1999, Mr. Reed Vordenberg resigned as President of Sales and Marketing, but has remained a member of the board. On October 29, 1999, Mr. Ron Hauge, founder of Montana Naturals, resigned from the board because of the liquidation of Montana Naturals and his current business obligations.

Removal from Nasdaq SmallCap Market Listing: The Company has been notified by the Nasdaq Stock Market that effective October 26, 1999 it no longer meets the Nasdaq SmallCap maintenance listing requirements. Accordingly, HealthRite, Inc. common stock (HRLT) is, effective October 26, 1999 no longer listed on the Nasdaq SmallCap Market. HealthRite, Inc. common stock will now trade on the NASD OTC Bulletin Board.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


HealthRite Inc.
(Registrant)



------------------------
Bradley T. MacDonald
Chief Executive Officer