Form 10KSB
period 1999-12-31
HEALTHRITE INC
filed 2000-04-10
CIK 910329

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                          Commission File No. 000-23016

                                   ----------

                                HEALTHRITE, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

                 DELAWARE                                 13-3714405
   -------------------------------                   -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

11445 CRONHILL DRIVE, OWINGS MILLS, MD                      21117
--------------------------------------               --------------------
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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 1999 were $4,651,000.

Aggregate market value of voting stock held by non-affiliates of registrant (deemed by registrant for this purpose to be neither a director nor a person known to registrant to beneficially own, exclusive of shares subject to outstanding options, less than 5% of the outstanding shares of registrant's Common Stock) computed by reference to the closing sales price as reported on the NASD OTC Market on March 27, 2000: $0.50.

Number of shares outstanding of registrant's Common Stock, as of March 27, 2000:
5,524,531 shares

Documents incorporated by reference. None

Transitional Small Business Disclosure Format (check one)

                               Yes       No  X
                                   ---      ---

                                     PART I

ITEM 1. BUSINESS.

SUMMARY

     HealthRite, Inc. (the "Company", or "HealthRite") is a Delaware corporation, incorporated in 1993. The Company has one operating subsidiary, Jason Pharmaceuticals ("Jason"). The Company is engaged in the production, distribution, and sale of consumable health and diet products. HealthRite's product lines include meal substitutes and sports nutrition products manufactured in a modern facility in Owings Mills, Maryland.

     During 1999, Montana Naturals Int'l. Inc. ("Montana Naturals") was closed entirely. Montana Naturals experienced severe liquidity problems during 1999, resulting in severe cash flow problems for all of HealthRite. The herbal industry went into recession at the same time we expanded our plant in Montana. The Company was less competitive because of over capacity and the advent of new delivery systems in herbals. Lack of contract sales and the burden of $4.5 million of debt forced the Company to redirect its efforts to save its only potentially profitable asset, Jason and its Medifast brand products.

     In September of 1999 the Company dramatically reduced expenses, negotiated a settlement with the U.S. Bank National Association MT ("U.S. Bank") that preserved its 80% Federal loan guarantee, discontinued the operations of Montana Naturals in lieu of debt, reorganized Medifast into a lean and focused clinical, meal replacement weight management company and raised capital to maintain the operational integrity and cash flow of Jason, the manufacturer of Medifast.

     New management was faced with many challenges. The Company's marketing, business and strategic plan required a complete review and revision. The Company had substantial expenses resulting from the launch of "Take Shape" to the retail markets financed by U.S. Bank since it was distributed by Montana Naturals.

     With the Company's enthusiastic staff of Medifast professionals and financial "work out" specialists, it preserved the most valuable asset of HealthRite and the most valuable to shareholders - Medifast; eliminating the cash flow problem related to the Montana Naturals debt. Unfortunately, the foreclosure by U.S. Bank on the assets of Montana Naturals left the Company in the position of not being able to ship "Take Shape" since U.S. Bank owned the receivables and there was no guarantee that Jason would be reimbursed or paid for its cost of goods. This caused the Company to abort its marketing efforts on retail "Take Shape" and redirect its sales efforts of the Medifast brand through drug wholesalers and the Internet.

     The Company's focus on clinically proven Medifast as the centerpiece of its return to profitability entails the following actions:

     o    Introduce Medifastdiet.com Internet strategy;

     o Update the Internet umbrella website to our established physician and medical practitioner network;

     o Establish a Medifast corporate wellness program for large corporations, associations and their health insurance carriers;

     o Create a network marketing division of nurse and nutritionist practitioners introducing a LifeStyles Counseling Program that will complement our physician network. An Internet interface is being developed to support this program; and

     o Continue sales development of our Medifast Take Shape program for the over-the-counter Internet drug wholesale companies.

     o Form a strategic partnership with a third party consumer products company to distribute the Take Shape retail program.

     On September 23, 1999 Jason, HealthRite's wholly owned subsidiary, which manufactures, distributes and sells its Medifast brand of weight loss and weight management products, completed a private placement of $375,000 in subordinated secured debt together with HealthRite warrants.

     In January, 2000, the Company, with an additional $125K of borrowing, $500,000 of debt was converted to Series "B" Convertible Preferred Stock and reduced the operating expenses, thus allowing the Company to grow profitably again so it can realize the value of its Medifast product line. In 1989 and 1990, Medifast was a $50 million brand. The Company's new five-year goal is to attain $50 million in revenues.

     The Company believes that raising additional capital is an essential element of its plan. Inability to raise funds will negatively affect the Company's ability to succeed with its overall plan. There is no assurance that the Company will be able to raise additional capital.

MARKETS

MEDIFAST

     The U.S. weight loss and diet control market has continued to increase at a steady rate since 1995 and is forecast to grow another 4.5%, to a 41 billion between 1999 through 2002, according to a Marketdata Research study. In 1999, an estimated 48 million dieting American used a variety of weight loss methods, including meal replacements, commercial diet programs, prescription diet medications and hospital-based diet and counseling. The greatest growth trend is in the use of meal replacements, with sales expected to reach $1.8 billion, almost a 10% increase over 1999. Drug store and multi-level sales represent over 50% of the meal replacement market. Historically, the Company has never attempted to sell in these markets. The Company's Medifast(R) brand has traditionally been sold through physicians and has long been represented as the top quality meal replacement in the industry. The Company's new formula, Medifast Take Shape(TM) will for the first time be marketed through, drug wholesalers, the Internet, and diet centers. The Company expects brand recognition of the Medifast name not only to attract first time buyers, but also previous users of the product who can now purchase the meal replacements without first visiting a physician. The Company's efforts are directed toward capturing its share of a previously untapped $1.8 billion meal replacement market. With over 500,000 patients and 15,000 doctors previously working with Medifast(R) products, this program has been pre-sold to much of the consumer base. In addition, June 1998 guidelines established by the National Institutes of Health
(NIH) classify about 95 million people as overweight or obese. Included in this group are over 30 million Americans who thought they were at a healthy weight.

     Millions of dieting Americans use a variety of weight loss methods, including meal replacements, commercial diet programs, prescription diet medications and hospital-based diet and counseling. The weight management growth trend in the medical market appears to be in the use of meal replacements versus drugs. The Company launched its Medifast Take Shape(TM) over-the-counter and meal replacement product in the second quarter of 1998. The Company is also expanding its physician-based Medifast products to gain a larger share of the clinical meal replacement market. HealthRite also continues to seek arrangements with weight loss centers to produce nutritional products as a contract manufacturer.

     MEDIFAST(R) - a medically-supervised very-low-calorie diet. Brand awareness of the Medifast(R) name continues to evolve through line extensions, quality product development, the Company's emphasis on customer service, publications and programs developed by the Company's own nutritionist. Medifast(R) products are being used in clinical studies conducted by the U.S. government and major hospitals.

     Medifast, the country's premier physician-recommended meal replacement supplement, released 4 new products. Medifast high protein meal replacements are available in drinks and bars. The new products include three yogurt-coated bars
- Crunchy Lemon Fantasy, Double Berry Delight and Old Fashioned Oatmeal Raisin - and one new drink, Orange Pineapple. All 4 products are eligible to make the new "heart healthy" claim recently approved by the Food and Drug Administration
(FDA) that "25 grams of soy protein a day, as part of a diet low in saturated fat and cholesterol, may reduce the risk of heart disease." To qualify to make the heart healthy claim, each serving must contain at least 6.25 grams of soy protein. All the new Medifast flavors (and most of the existing products) contain more than 6.25 grams of soy protein per serving. The Company is planning to market Medifast to the adolescent with a "ready-to-drink" weight management drink to the 10-18 age group. The facility at Owings Mills, MD currently manufactures only powder. The Company has developed this ready-to-drink product and is negotiating to subcontract production of the product in juice boxes.

     Modified low calorie diets are making a comeback, as consumers search for a healthy high-protein, low-fat diet that provides quick weight loss. Unlike popular high-protein, high-fat diets, the Medifast program is low fat and nutritionally balanced, with approximately equal proportions of protein and carbohydrates, a soy protein source (as opposed to animal protein), plus vitamin and mineral fortification. It is very difficult to meet the minimum daily nutritional requirements on a low calorie diet, but a dieter can meet these requirements using nutrient dense Medifast meal replacement supplements.

     MEDIFAST(R) TAKE SHAPE(TM) - good-tasting, nutritious weight maintenance products, were launched in the maintenance calorie levels to the retail over-the-counter trade.

     Medifast Take Shape(TM), an over-the-counter weight loss product, is currently being marketed through the Internet and drug wholesalers. The Company believes that new products marketed through the Internet under the Medifast(R) Take Shape(TM) brand will bring sales from a previously untapped market. The Company is negotiating with major consumer product companies to assume the marketing and distribution of the Take Shape Program to retail customers. There is no certainty that an agreement will be reached that is satisfactory to the Company. The Company will continue to market and sell the product by drug wholesalers and the Internet if an agreement cannot be reached.

COMPETITION

     Medifast Brand(TM) is a niche product which is lactose-free, Kosher, physician recommended and nutritionally complete. The Medifast Brand has clinicals from a study done at the University of Vermont in collaboration with Johns Hopkins University. Medifast Take Shape(TM) affords the consumer a choice with a superior product. The clinic, hospital, and physician brand ranks number three in the category and competes with Novartis, Health Management Resources and Bariatrix.

     The Company has a product quality advantage over the competition since it has used soy as a protein source since 1989. The Medifast brand has been clinically tested to get results. Lactose-free and Kosher-certified Medifast Take Shape Shakes provide over 10 grams of soy protein per serving (the most in its category). On October 20, 1999 the Food and Drug Administration authorized HealthRite, as a manufacturer, to make the following health claim pertaining to its Medifast Products:

     "25 grams of soy protein a day, as part of a diet low in saturated fat and cholesterol, may reduce the risk of heart disease. A serving of Medifast Take Shape Instant Nutritional Drink contains 10.5 grams of soy protein."

Additionally, soy protein become the primary source of protein in the Medifast line of clinical weight management supplements several years ago and easily exceeds the clinically significant level of soy protein recognized in the FDA ruling. Medifast Products for treatment of the seriously overweight patient are distributed through our nationwide network of physicians, clinics and healthcare practitioners. We are proud of our line of cutting-edge, great-tasting and nutritious products that "may reduce the risk of heart disease."

     The retail meal replacement market is dominated by one company, SlimFast(TM), which has an 88% market share. The Company sells its vitamins and supplements through its physician network and its one health food store. During the fall of 1998, three large pharmaceutical firms entered the herbal market. They were Bayer (One-A-Day(TM) ), American Home Products (Centrum(TM)), and Warner-Lambert (Quanterra(TM)). The financial resources of these companies have already impacted the industry. Bayer launched a multimillion-dollar advertising campaign in September, 1998. Exiting the herbal business will benefit the Company in the long run as we focus on the clinical markets.

PRODUCTS

     The Company offers a broad selection of weight management products under the Medifast brand and for select private label customers.

     MEDIFAST(R) - a medically supervised modified low-calorie diet. Brand awareness of the Medifast(R) name continues to evolve through line extensions, quality product development, the Company's emphasis on customer service, publications and programs developed by the Company's own medical staff. Medifast(R) products are being used in clinical studies conducted by the U.S. government and major hospitals. The Company has restructured its sales and marketing operations. The Company is planning to market Medifast to the adolescent market with a "ready-to-drink" weight management drink for the 10-18 age group. The facility at Owings Mills, MD currently manufactures only powder. The Company has developed this ready-to-drink product and is negotiating to subcontract production of the product in juice boxes.

     MEDIFAST(R) TAKE SHAPE(TM) - good-tasting, nutritious weight maintenance products, were launched in the maintenance calorie levels to the retail over-the-counter trade. The Company's Internet site, www.Medifastdiet.com, PlanetRX.com and drug wholesalers are the primary distributors supplying Internet and retail drug stores.

SALES AND MARKETING

     The Company has restructured its sales and marketing operations. The Company has initiated a strategic plan based on research conducted during the last year and intends to become one of the premier E-commerce business-to-business Corporate Wellness Weight Management Programs in the industry. The Medifastdiet.com strategy with a new e-commerce Internet site has been launched in January 2000, with the help of Michael C. MacDonald, a corporate officer of Xerox involved in "Teleweb" marketing programs, the Rev. Donald F. Reilly, OSA, Ph.D., Executive Director of SILOAM and a trustee at Villanova University, and Scott Zion, formerly an executive of Mead Johnson with extensive sales and marketing of nutrition products experience, all of whom are members of the HealthRite Board of Directors. The Company has selected a new Vice President of Sales and Technical Service, Ms. Susan Feldman, RN, MS, to lead the Sales Team. She has extensive clinical experience at Johns Hopkins University and sales and marketing experience in managed-care programs. In addition, a new Lifestyles(TM) program will be launched in the first Quarter under the direction of Ms. Mary Jane Cash, Director of Lifestyles who has over ten years' experience managing weight loss clinics. Based on the new operational business model, the Company expects to grow revenues and profits in the next fiscal year. The Company's sole focus on the weight management business, with our new business model, will result in profitability and revenue growth that will increase the value of the Company to the shareholders. The Company recently received permission from the FDA to make the "soy" claim, "Medifast reduces the risk of heart disease" and it has launched two new Medifast Bars and a new shake. The Company has developed a clinical "Ready-to-Drink" product, which will be launched in the second quarter for the clinical market.

     Jason solicits sales of Medifast through full-time Teleweb sales people and a National Sales Manager. Private label products are developed and manufactured for select diet centers. Medifast Take Shape, the Company's OTC product, is in the process of being repositioned to drug wholesalers, Internet retailers and direct to consumer sales via our 800 number and the Company's Website, now Medifastdiet.com.

ADVERTISING AND PROMOTION

     The primary means of advertising and promotion for Medifast is direct mail, Teleweb sales, the Internet, trade shows, trade press, local community newspapers, the yellow pages and co-op advertising with our clinical practices. The Company has leased equipment that gives it the technology to do its own mailings to stimulate its customer base.

     The Company launched Medifast Take Shape with an advertising program in 1999 that included television, radio, print (Parade Magazine) and cooperative advertising. The liquidity problems of Montana Naturals and the inability to ship products to the 40,000 outlets because of U.S. Bank owning the receivables, caused the Company to abort the Take Shape advertising and promotion program.

     Medifast Take Shape is one of the leading products in the Company for Medifast direct sales to customers as a result of the advertising and promotion tied into the 800 number on the Web and packaging. The Company is aggressively promoting its new products and reintroducing its supplement line to physicians.

MANUFACTURING

     Alternate sources of supply exist for all components. Jason operates a 20,000 square foot facility in Owings Mills, MD which is leased through the year 2004. The facility is designed to produce diet powders and meets all the requirements for Kosher certification by the Union of Orthodox Jewish Congregations of America, Kashruth Division. The Company contract manufactures tablets, capsules and ready-to-drink weight management products.

FINANCING AND STRATEGIC ALTERNATIVES

     The Company is evaluating additional financing and strategic alternatives including mergers, acquisitions, strategic partnerships or joint ventures. The Company believes the value of HealthRite's brands and infrastructure exceeds its market value. The success of the Medifast(TM) brands in the clinical markets has attracted the attention of major consumer product companies. Discussions regarding possible strategic alternatives are in progress. However, there is no assurance that any of these strategic alternatives will materialize.

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

     Additionally, the company maintains directors and officers liability insurance in order to attract "high quality and experienced" directors.

EMPLOYEES

     At December 31, 1999, the Company employed 25 people, of whom 10 were engaged in manufacturing, and 15 in marketing, administrative and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company leases a 20,000 square-foot facility in Owings Mills, Maryland through the year 2004 for its manufacturing, warehousing and distribution. The Company's outlet retail store was moved to Owings Mills, Maryland in December last year with a five year lease that expires in 2003. The leases require the Company to bear, in addition to the basic rent, the costs of insurance, tax and certain maintenance costs. This store sells Medifast weight loss, nutrition, herbal products, and offers weight loss counseling. The store serves as an outlet store for Medifast products similar to companies such as Celestial Seasoning.

ITEM 3. LEGAL PROCEEDINGS.

     Direct Focus, Inc., the successor to Delta Woodside, Inc. the licensor of Nautilus is in a dispute subject to arbitration concerning the cancellation and terms of the license, advertising, and royalties owed. Direct Focus, Inc. is claiming $144,500 and HealthRite, Inc. has made a counter claim for $2,000,000. The Company believes it has good defenses to the claim against it and a valid basis for the counter claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) The Company's Common Stock has been quoted under the symbol HLRT since July

17, 1995 on the Nasdaq Small Cap Stock Market. Effective October 26, 1999, the common stock moved to the NASD OTC Bulletin Board. The Company has been notified by the Nasdaq Stock Market that effective October 26, 1999 it no longer meets the Nasdaq SmallCap maintenance listing requirements. Accordingly, HealthRite, Inc. common stock (HLRT) is, effective October 26, 1999, no longer listed on the Nasdaq SmallCap Market. HealthRite, Inc. common stock will now trade on the NASD OTC Bulletin Board. The following is a list of the low and high bid quotations by fiscal quarters for 1999 and 1998 as reported by Nasdaq:

                                                             1999
                                                       ------------------
                                                         Low        High
                                                       ------      ------
        Quarter ended March 31, 1999 ...............   1.4375      1.75
        Quarter ended June 30, 1999 ................    .625       1.125
        Quarter ended September 30, 1999 ...........    .1875      1.0625
        Quarter ended December 31, 1999 ............    .125        .50

                                                              1998
                                                       ------------------
                                                        Low         High
                                                       -----       ------
        Quarter ended March 31, 1998 ...............   1 3/8       2
        Quarter ended June 30, 1998 ................   1 1/8       1 3/4
        Quarter ended September 30, 1998 ...........   1 3/8       2 5/16
        Quarter ended December 31, 1998 ............   1 1/4       2 3/8

     (b) The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

     (c) There were 180 record holders of the Company's Common Stock, as of April 2, 2000.

     (d) No dividends on common stock were declared by the Company during 1999 or 1998.

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

1999 COMPARISON WITH 1998

OPERATING

     Consolidated net sales for 1999 were $4,651,000 as compared to 1998 sales of $5,963,000, a decrease of $1,312,000, or 22%. The revenue loss for the Company can be attributed to the following: (1) Take Shape sales decrease caused by the lack of financial and distribution support by the Montana Naturals Int'l., Inc. subsidiary which was distributing the product and was foreclosed upon by the bank; (2) Medifast bars were out of stock for six months because of insufficient financing and cash flow, in addition to vendor quality problems. The 1998 Take Shape sales included pipeline distribution to retail stores from August to December 1998, which accounted for the increase in sales in 1998. Included in net sales are $1,130,000 and $1,701,000 for the years ended December 31, 1999 and 1998 respectively, relating to Take Shape sold through Montana Naturals International, Inc directly to retail chain stores. The Company is not pursuing sales directly to retail chain stores since Montana Naturals International, Inc. became inactive.

     Gross margins decreased to 45% in 1999 from 54% in 1998, partially due to the higher margins of the Take Shape pipeline distribution orders shipped in the fall of 1998. Selling, general and administrative (SG&A) expenses of $4,179,000 for 1999 were $378,000 or 9.9% more than the $3,801,000 in 1998, mostly due to the increased cost of advertising, promotion and distribution of the Take Shape retail program. SG&A for 1999 included approximately $369,000 of nonrecurring charges. Other income of $339,000 includes $200,000 from the collection of legal claims related to Medifast.

     Interest expense increased by $30,000 due to the Company's increased borrowing to fund operations and the Take Shape retail advertising programs.

     A preferred stock dividend in the amount of $51,000 was paid in 1999.

     The Company experienced a net loss from operations for the year of $1,848,000. This compares with a net loss of $471,000 in 1998. The net loss from operations is attributed to sales decreases, increased SG&A expense and liquidity problems related to not receiving cash compensation for intercompany receivables for its Take Shape products distributed by its Montana Naturals Int'l., Inc. subsidiary.

     The net loss from discontinued operations of $1,344,000 in 1999 is attributed to Board of Directors authorizing the orderly liquidation and classification of Montana Naturals Int'l., Inc. as a discontinued operation, which was foreclosed upon on October 15, 1999, reducing the debt load of HealthRite by $4.5 million. The Settlement Agreement provided for a voluntary surrender of selected assets and assured the liquidity and survival of the Jason Pharmaceuticals subsidiary and the parent HealthRite.

LIQUIDITY AND CAPITAL RESOURCES

     During the third quarter of 1999, management determined that additional working capital was needed to fund the Company's operations. It was further determined that some portion of the funding would come from a private offering of secured debt. In September 1999, the Company completed a placement of a $375,000 subordinated notes payable. In addition, the Company issued five year warrants exercisable at $.625 a share in conjunction with this offering. Proceeds were used as working capital to support the work out of payables at Jason. In January 2000, subordinated notes payable along with an additional borrowing of $125,000 and accrued interest were exchanged for 516,707 shares of Series B Convertible Preferred stock, providing the Company with the working capital to execute its Teleweb medifastdiet.com and LifeStyles(TM) Counseling Weight Management Programs. A financial consultant also received 36,050 shares of Series B convertible preferred stock including 26,250 shares relating to fees for services in assisting the company's efforts in raising $375,000 in proceeds in 1999 in the placement of the subordinated notes payable. The Company renewed negotiations with major nutraceutical companies to explore a joint venture with "Medifast Take Shape", its soy-based, physician-recommended and clinically tested over-the-counter product that "reduces the risk of heart disease."

     Montana Naturals, HealthRite, Inc.'s wholly-owned subsidiary, has entered into a Settlement Agreement with U.S. Bank providing for the foreclosure by the Bank on the majority of its assets and the voluntary surrender of certain other assets to the Bank. In exchange, Montana Naturals was discharged of all of its indebtedness to the Bank. Subject only to a $100,000 maximum potential obligation, HealthRite was also released from its corporate guarantee, which was entered into as part of the original financing transaction. The Settlement Agreement was entered into on October 15, 1999. The HealthRite Board of Directors determined that Montana Naturals was unable to service its debt. The subsidiary's contract manufacturing business, which represented 70% of the subsidiary's revenues, collapsed due to the entry of major pharmaceutical companies into the herbal business in late 1998. In addition, a few of the subsidiary's major drug chain customers failed to pay for products ordered and shipped on time and under the terms and conditions of their agreement. The board therefore concluded that Montana Naturals was no longer a viable enterprise. As a result of the Bank's takeover of all of the assets of Montana Naturals, the subsidiary has been closed in its entirety.

     The Board of HealthRite believes that the liquidation of the unprofitable and debt-ridden Montana Naturals subsidiary will allow the Company to cure its liquidity problems caused substantially by the losses incurred in the operation of Montana's herbal business. HealthRite will now focus exclusively on the clinical weight management business operated by Jason featuring its Medifast brand products.

     Jason currently has a loan agreement with Century Credit Corporation to provide working capital. In 1997 a term loan of $260,000 was obtained in addition to a revolving credit line with loan advances available based on percentages of eligible accounts receivable and raw materials. The revolving credit and term loan outstanding is limited to a total of $1,500,000. At December 31, 1999 approximately $980,000 was available. On January 20, 1998, Century and Jason agreed to amend the loan agreement to include increasing the availability under the term loan to $264,000 and the $1,500,000.

     In early 1999, the Company implemented a plan that management believes will generate additional internal funds to continue its operations into 2000. The Company has implemented a cost reduction and other cost cutting initiatives at its Jason facility and in 2000 initiated a price increase on branded Medifast products. The Company believes it can generate funds and implement cost savings in cost of goods, rent, utilities, information strategies, consulting, legal and administration, to continue in operation through December 31, 2000, although Management may not be successful in raising additional capital on terms favorable for the Company, management believes that it has sufficient resources to sustain operations through at least December 31, 2000. If during the course of 2000, management of the Company determines that the measures already implemented are insufficient to achieve the stated goal, the Company will implement additional cost reductions or seek additional financing alternatives. The Company believes that the plan devised above constitutes a viable plan for the Company's business until 2001.

SEASONALITY

     The Company's weight management/diet control is subject to seasonality. Traditionally the holiday season in November/December of each are considered poor for diet control products and services. January and February generally show increases in sales.

INFLATION

     To date, inflation has not had a material effect on the Company's business.

YEAR 2000 COMPLIANCE

     The Company recently contracted with major hardware, software and data communications vendors to obtain computer hardware and software data communications equipment and services that work on a Windows NT retrievable database which achieved "Year 2000" (Y2K) compliance in December 1999. Computer hardware and software and data communications hardware and software were financed by a new equipment lease.


ITEM 7. FINANCIAL STATEMENTS.

     See pages F-1 through F-18.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)  The following are the Board of Directors elected on December 17, 1998:


                                                                                      Date First
           Name                     Age                  Position                   Became Director
           ----                     ---                  --------                   ---------------
Bradley T. MacDonald ......         52                Chairman of the Board,             1996
                                                      Chief Executive Officer
                                                      and Director

Reed Vordenberg ...........         48                President, HealthRite, Inc.,       1998
                                                      Secretary and Director
                                                      (resigned 3/1/00)

Randall Rueb ...............        53                Chief Financial Officer            1998
                                                      and Director

Ronald O. Hauge ............        52                Director                           1998

David M. Green .............        43                Director                           1998

Beverly L. Valore ..........        56                Director                           1998

Donald F. Reilly ...........        51                Director                           1998

John W. Galuchie, Jr. ......        46                Director                           1998

Michael C. MacDonald .......        45                Director                           1998

Scott Zion .................        48                Director                           1999


Under the by-laws, the directors are to serve for a period of one year and until the due election and qualification of their respective successors.

     BRADLEY T. MACDONALD became Chairman of the Board and Chief Executive Officer of HealthRite on January 28, 1998. Prior to joining the Company, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. Mr. MacDonald previously was employed by the Company as its Chief Executive Officer from September, 1996 to August, 1997. From 1991 through 1994, Col. MacDonald was Deputy Director and Chief Financial Officer of the Retail, Food and Hospitality and Recreation Business for the United States Marine Corps. Prior thereto, Mr. MacDonald served as President of Pennsylvania Optical Co., Pangburn Candy Co., and Chief Financial Officer of Begley Drug Stores. Mr. MacDonald retired from the United States Marine Corps Reserve as a Colonel in 1997.

     REED VORDENBERG, President, joined the Company in January, 1998. He is the founder and President of Vordenberg Marketing, Inc. ("VMI"), a private label sales and marketing consulting company. VMI has provided marketing, consulting, sourcing, advertising, package design and quality assurance assistance to companies such as Heinz, Starkist, Ore Ida Potatoes, Jergens, Marketing Corporation of America, and many retailer brands. VMI has developed complete private label programs for several major retailers covering over 2,500 items and ten different labels. RESIGNED IN MARCH 2000.

     RANDALL W. RUEB, Chief Financial Officer, joined the company in January 1998. He was formerly the CFO of Smoot Lumber Company, Treasurer and Director of Bill Jackson Rig Co., Inc. and Schell Crane and Rigging, Inc., and is an experienced financial systems consultant. He modernized computer systems for the United States Marine Corps Exchange System. Mr. Rueb retired from the United States Marine Corps Reserve as a Colonel in 1998. RESIGNED IN AUGUST 1999.

     RONALD O. HAUGE, a Director, was the founder of Montana Naturals International, Inc. and has over 13 years of experience in the health food industry. As President of Montana Naturals Internationals, Inc., from 1982 until the merger with HealthRite, Inc., he was responsible for product development and marketing and for growing Montana Naturals' sales to $4 million with international distribution of its products. RESIGNED IN SEPTEMBER 1999.

     DONALD M. GREEN, a Director, was the Chairman and Chief Executive Officer of Southwest Supermarkets, LLC, a supermarket chain based in Phoenix, Arizona with 42 stores in Arizona, California and Texas. He has over 25 years of experience in the supermarket and drug store industry and has been President of two other supermarket chains Ralph's and Smitty's prior to joining Southwest Supermarkets. RESIGNED IN MARCH 1999.

     BEVERLY L. VALORE, a Director, is the principal of Valore Chartered Law Offices in Linwood, New Jersey. She has acquired management and technology expertise in operating the business side of law for the past 10 years. Her primary practice area is drug product liability law. RESIGNED IN MARCH 2000.

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

     JOHN W. GALUCHIE, JR., a Director has held directorships and executive positions as follows: (i) President of T.R. Winston, Inc. an investment firm, since 1990 and a director of that firm since 1989; (ii) President and director of Cortech, Inc., a biopharmaceutical company, since 1998; (iii) Executive Vice President of Pure World, Inc. since 1988, and a director from 1990 to 1994; (iv) Vice President, Treasurer and director of American Metals Service, Inc. since 1992; (v) Director of Crown North Corp., Inc., an asset management company from 1992 until 1996; and (vi) Director of Kent Financial Services, Inc., from 1989 to 1993, as well as holding various executive positions within the corporation. Mr. Galuchie is a Certified Public Accountant. RESIGNED JUNE 1999.

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

     SCOTT ZION received a Bachelor of Arts Degree from Denison University, Granville, Ohio. Mr. Zion was formerly employed at Akorn, Inc., an ophthalmologic distribution company, as Senior Vice President and General Manager. He also was employed at Pilkington Barnes Hind, in Sunnyvale, California as Senior Vice President-North American Sales and Senior Vice President U.S. Sales and Marketing. Prior to that, he was the Sales Director for Mead Johnson/Bristol Myers Squibb for over 20 years. Mr. Zion, an expert in nutritional products, was also a Mead Johnson Regional Director for the Pacific and Southwestern regions of the United States, a District Sales Manager in Chicago and a Sales Representative, successfully generating sales and profits from pharmaceutical and nutritional products.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth information as to the compensation of the Chief Executive Officer of the Company and each other executive officer who received compensation in excess of $100,000 for 1999, 1998 or 1997.


                                           Annual Compensation
                                      ------------------------------------     Value of Common                            Other
                                                    Salary(1)      Bonus       Stock Issued In          Option            Annual
Name                                  Year             ($)          ($)         Lieu of Cash            Awards         Compensation
----                                  ----          ---------     --------     ---------------          ------         -------------
Bradley T. MacDonald                  1999           $125,000       (0)         $ 25,000 (1)            15,000                0
Chairman of the Board & CEO.........  1998           $100,000       (0)         $ 50,000 (1) (2)       100,000                0
                                      1997           $100,000       (0)              0                                        0

Mr. Martin Olssen...................  1998                          (0)                                                       0
Vice President and General Manager    1999           $100,000                                                                (3)
Montana Naturals International, Inc.

Reed Vordenberg.....................  1999           $ 56,250       (0)         $  23,000 (1)           15,000                0
President of Sales & Marketing,       1998           $ 70,000       (0)         $  50,000 (1)          100,000                0
Director

Charles Walgreen..................... 1999           $ 12,500(0)    (0)                                    0                  0
Vice President for Business           1998           $ 55,000       (0)         $  50,000 (1)                                 0
Development
Director (January & February 1999)


--------------

(1) Compensation Committee and Board approved payment in stock in lieu of cash at average 30-day stock price at fiscal year end 1998 and in June of 1999.

(2) Mr. MacDonald's 1998 and 1997 annual compensation is authorized at $150,000. Due to cash flow problems, the Board paid his compensation in 1998 at $100,000 cash and 25,000 shares of stock issued in lieu of cash, and in 1999 at $125,000 in cash with 33,000 shares of stock issued in lieu of cash.

(3) In 1999, Mr. Martin Olssen was Vice President General Manager of Montana Naturals at the hourly contract rate of $62.00. As part of settlement with U.S. Bank, the agreement called for Mr. Olssen to work for U.S. Bank's subsidiary, FSM, Inc., until the liquidation is complete. Combined compensation of Montana Naturals and FSM, Inc. would be approximately $100,000 in 1999.

STOCK OPTIONS.

     The Company's 1993 Employee Stock Option Plan (the "Plan"), as amended in July 1995 and again in December 1997, authorizes the issuance of options for 700,000 shares of Common Stock. The Plan authorizes the Board of Directors or a Stock Option Committee appointed by the Board to grant incentive stock options and non-incentive stock options to officers, key employees, directors, and independent consultants, with directors who are not employees and consultants eligible only to receive non-incentive stock options.

     * The following tables set forth pertinent information as of December 31, 1999 with respect to options granted under the Plan since the inception of the Plan to the persons set forth under the Summary

Compensation Table, all current executive officers as a group, all current Directors who are not executive officers as a group of the Company. In addition, a chart listing option holders, grants made in FY 99, and a list of aggregated options and the value of these options, is provided.

                                                ALL CURRENT      ALL CURRENT
                                                 EXECUTIVE       INDEPENDENT
                                  BRADLEY T.     OFFICERS         DIRECTORS
                                  MACDONALD      AS A GROUP       AS  A GROUP
                                  ---------     --------------   -------------
Options granted.................   215,000       331,000            120,000
Average exercise price..........    $1.45         $1.40              $1.15
Options exercised...............     --            --                 --
Average exercise price..........     --            --                 --
Shares sold.....................     --            --                 --
Options unexercised as
 of 2/1/00......................   215,000       331,000            120,000


                                                                 APPROXIMATE 5 YR
                                   FY 99  GRANTS  @             POTENTIAL REALIZABLE       AGGREGATED         VALUE OF
                                  PRICE & EXPIRATION            VALUE AT 10% ANNUAL         OPTIONS            OPTIONS
LIST OF OPTION HOLDERS               MONTH/YEAR                  STOCK APPRECIATION       THROUGH 1999      AS OF 12/31/99
----------------------            ------------------            --------------------      ------------      --------------
Bradley T. MacDonald.......   15,000 @ $.75  7/03                    $   750.00              215,000               0
Rev. Donald Reilly.........   10,000 @ $.75  7/03                    $   500.00               30,000               0
Michael C. MacDonald.......   30,000 @ $.75  6/03 & 7/03             $   500.00               30,000               0
Scott Zion.................   30,000 @ $.75  6/03 & 7/03             $ 1,500.00               30,000               0
Beverly Valore.............   10,000 @ $.75  7/03                    $   500.00               30,000               0
Reed Vordenberg............   15,000 @ $.75  7/03                    $   750.00              115,000               0
Paul Warren................                                                                    1,000               0
Randall Reub...............   25,000 @ $.75  7/03 (1)                $ 1,250.00               25,000               0
Ronald Hauge...............   10,000 @ $.75  7/03 (1)                $   500.00               10,000               0

-----------------

(1)  Options were forfeited by December 31, 1999.

The Board will report no changes to the Compensation Committee.

     The following table provides information as to the value of the unexercised options held by the persons named in the Summary Compensation Table who are optionholders as of December 31, 1999 measured in terms of the closing bid price of the Company's Common Stock on such date:

                             NUMBER OF SHARES            VALUE OF UNEXERCISED
                           UNDERLYING UNEXERCISED            IN THE MONEY
                           OPTIONS AS OF 12/31/99        OPTIONS ON 12/31/99
                         EXERCISABLE/ UNEXERCISABLE   EXERCISABLE/ UNEXERCISABLE
                         --------------------------   --------------------------
Bradley T. MacDonald (1)        215,000/0                    $  0   /$  0
                                                             ------------
----------

*On February 10, 2000 the closing bid price was $.53 on the NASD OTC.

(1) Mr. MacDonald acquired no shares upon the exercise of options during 1999.


                                                               Sample Peer Group Industry Comparison of Stock Prices
                                                      ---------------------------------------------------------------------
                                                      February 10, 2000      February 10, 1999           $             %
Company                                                  Stock Price            Stock Price           Change         Change
-------                                               ------------------     -----------------        ------         ------

HealthRite (HLRT)................................           .59                    1.875               -1.285         -68.53%
Natural Alternatives International, Inc. (NAII)..        2.0312                    5.50                -3.4688        -63.07%
Weider Nutrition (WNI)...........................        4.3125                    6.375               -2.0625        -32.35%
Pure World, Inc (PURW)...........................        4.1875                    6.50                -2.3125        -35.58%
Twinlab Corporation (TWLB).......................        7.6875                   10.7812              -3.0937        -28.70%
Natures Sunshine Products, Inc. (NATR)...........        8.9062                   13.00                -4.0938        -31.50%


                                                           Index Comparison
                                                      -------------------------
                                                      1997                 2000
                                                      ----                 ----
Adams Harkness & Hill Healthy Living Index.......     100(1)                127
HealthRite.......................................     100                    25


Source:  Adams Harkness & Hill Healthy Living Index

     Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

(1)  $100 dollars invested in 1997 would return $127 in 2000.

COMPENSATION OF DIRECTORS.

     The Company is authorized to pay a fee of $300 for each meeting attended by its Directors who are not executive officers. It reimburses those who are not employees of the Company for their expenses incurred in attending meetings. Independent Directors claimed $2,500.00 in Director's fees and/or expenses in 1999. See "Executive Compensation - Stock Options" for stock options granted under the 1993 Plan to the Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect to the beneficial ownership of shares of Common Stock as of December 31, 1999 of the Chief Executive Officer, each Director, each nominee for Director, each current executive officer named in the Summary Compensation Table under "Executive Compensation" and all executive officers and Directors as a group. The number of shares beneficially owned is determined under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other person. Under such rules, "beneficial ownership" includes shares as to which the undersigned has sole or shared voting power or investment power and shares which the undersigned has the right to acquire within 60 days of March 7, 2000 through the exercise of any stock option or other right. Unless otherwise indicated, the named person has sole investment and voting power with respect to the shares set forth in the table.

                                          NUMBER               % OF
NAME AND ADDRESS*                        OF SHARES           OUTSTANDING
-----------------                        ---------           -----------
Bradley T. MacDonald................      719,882 (1)            13%
Reed Vordenberg.....................      167,043 (2)             3%
Donald F. Reilly....................       30,000 (3)           .05%
Michael C. MacDonald................       30,000               .05%
Scott Zion..........................      230,000               4.2%
Kristina DeSantis...................            0                 0

Executive Officers and Directors
   as a group (5 persons) ..........    2,151,630              39.6%

* The address is c/o HealthRite, Inc., 11445 Cronhill Drive, Owings Mills, Maryland 21117

(1) Also, he purchased 140,000 shares in July 1998 from the private placement; it includes 215,000 shares issuable upon exercise of options, which by their terms are currently exercisable or become exercisable within 60 days. In addition, 755,700 shares, not included in this chart, sold in a Private Placement by the Company in July, 1998 in which Bradley T. MacDonald as Chairman of the Board of the Company retains the voting rights thereof for a period of two years as per the terms of the Offering.

(2) Includes 100,000 shares issuable upon exercise of options, which by their terms are currently exercisable or become exercisable within 60 days. Also private placement stock.

(3) Includes 30,000 shares issuable upon exercise of options, which by their terms are currently exercisable or become exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The husband of Beverly Valore, a Director, is the CEO of Universal Worldwide Health, the company which purchased a total of $323,000 of near dated Nautilus inventory from the Company in 1999. The Company lost its right to market Nautilus product by its new owner, Direct Focus, Inc., who decided to market its products by infomercial within their own structure. Negotiations between the Company's legal counsel and Century Industries, the successor by merger with Worldwide Universal Health, is in progress, and litigation has been initiated to gain a satisfactory settlement. On March 1, 2000, it was disclosed to HealthRite that Ms. Valore became associated with Century Industries which the Company has initiated legal action primarily because of past due receivables.

     Mr. Galuchie, is a Director, and president of T.R. Winston, Inc. a securities firm that raised capital in the Company's 1998 private placement for which they received 60,000 warrants to purchase 60,000 shares of common stock at an exercise price of $1.50 per share and $28,800.

     The Company's Montana Naturals Int'l, Inc. subsidiary purchased raw material amounting to approximately $20,000 from Pure World, Inc.'s subsidiary Madis Botanical in 1999. Pure World owns 7% of HealthRite, Inc.'s common stock.

     Mr. Reed Vordenberg, president, was advanced $25,000 at an interest rate of 8%. The loan and interest was paid in full from the bonus due and payable to him as of December 31, 1998. On March 1, 2000, it was disclosed to HealthRite that Mr. Vordenberg became associated with Century Industries which the Company has initiated legal action primarily because of past due receivables.

     Mr. Bill Money, a paid consultant for HealthRite during 1998 and 1999 was involved in investor relations and merger and acquisition discussions. It was disclosed in February of 2000 to HealthRite that Mr. Money became associated with Century Industries which the Company has initiated legal action primarily because of past due receivables.

RECENT DEVELOPMENTS

     HealthRite recently installed two new web sites, Medifastdiet.com and Lifestylesdiet.com. The site is operational and its Teleweb network counseling program, LifeStyles, is operational. Susan Feldman, RN, MS, Vice President of Sales; Cathy Ganssle, Director of Marketing; and Mary Jane Cash, Director of LifeStyles Counseling Programs, are leading the Company's sales and marketing efforts.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          3.1 Certificate of Incorporation of the Company and amendments thereto*

          3.2  By-Laws of the Company*

          10.1 1993 Stock Option Plan of the Company as amended*

          10.3 Lease relating to the Company's Owings Mills, Maryland facility*

          10.4 Employment agreement with Bradley T. MacDonald****

          21.1 Subsidiaries*

          27.1 Financial Data Schedule

--------

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

**** Files as an exhibit to 10KSB, dated April 15, 1999 of the Company, file
     No. 000-23016.

 (b) Reports on Form 8-K

The Company filed one report on Form 8-K during 1999 as follows:

October 15, 1999 to report Settlement Agreement Concerning Disposition of Assets of Montana Naturals Int'l, Inc., filed October 29, 1999, dated October 15, 1999, file no. 000-23016.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


HEALTHRITE, INC.
(Registrant)

/s/ BRADLEY T. MACDONALD
----------------------------
Bradley T. MacDonald
Chairman & CEO
Dated: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                        Title                          Date
          ----                        -----                          ----
/s/ BRADLEY T. MACDONALD            Chairman of the Board,       March 30, 2000
-------------------------------     Director, Chief Executive
  Bradley T. MacDonald              Officer and Chief
                                    Financial Officer

/s/ MICHAEL C. MACDONALD            Director                     March 30, 2000
-------------------------------
   Michael C. MacDonald

/s/ SCOTT ZION                      Director                     March 30, 2000
-------------------------------
    Scott Zion

/s/ REV. DONALD F. REILLY, OSA      Director                     March 30, 2000
-------------------------------
  Rev. Donald F. Reilly, OSA

                       HEALTHRITE, INC. AND SUBSIDIARIES

Contents

                                                                            Page
                                                                            ----

Consolidated Financial Statements

  Independent auditors' report                                              F-2

  Balance sheet as of December 31, 1999                                     F-3

  Statements of operations for the years

    ended December 31, 1999 and 1998                                        F-4

  Statements of changes in stockholders' equity
    (capital deficiency) for the years ended
    December 31, 1999 and 1998                                              F-5

  Statements of cash flows for the years ended

    December 31, 1999 and 1998                                              F-6

  Notes to financial statements                                             F-7

EISNER                                         Richard A. Eisner & Company, LLP
                                               Accountants and Consultants

                                               575 Madison Avenue New York, NY
                                               10022-2597 Tel 212.355.1700 Fax
                                               212.355.2414 www.eisnerllp.com

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
HealthRite, Inc.
Owings Mills, Maryland

We have audited the consolidated balance sheet of HealthRite, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of HealthRite, Inc. and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced net losses, has a negative working capital position, and a capital deficiency that raises substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richard A. Eisner & Company, LLP

New York, New York
March 10, 2000

HEALTHRITE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999

ASSETS (Note H)
Current assets:
  Cash                                                                      $   154,000
  Accounts receivable, net of allowance for doubtful accounts of $357,000       308,000
  Merchandise inventory                                                         549,000
  Prepaid expenses and other current assets                                      27,000
                                                                            -----------
    Total current assets                                                      1,038,000

Property, plant and equipment - net                                           1,010,000
Other assets                                                                     64,000
Net assets of discontinued operations                                                 0
                                                                            -----------
                                                                            $ 2,112,000
                                                                            ===========

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
  Current maturities of obligations under capital lease                     $    29,000
  Current maturities of long-term obligations                                   500,000
  Accounts payable and accrued expenses                                         878,000
  Subordinated notes payable                                                    375,000
                                                                            -----------
    Total current liabilities                                                 1,782,000

Obligations under capital leases                                                 51,000
Long-term obligations                                                           492,000
                                                                            -----------
    Total liabilities                                                         2,325,000
                                                                            -----------
Commitments, contingencies and other matters

Series A redeemable convertible 8% preferred stock; par value $.001;
  2,000,000 shares authorized; 317,500 shares issued and outstanding,
  redemption value $635,000                                                     605,000
                                                                            -----------
Capital deficiency:
  Common stock; par value $.001 per share; 10,000,000 shares
    authorized; 5,524,531 shares issued and outstanding                           6,000
  Additional paid-in capital                                                  8,566,000
  Accumulated deficit                                                        (9,390,000)
                                                                            -----------
    Total capital deficiency                                                   (818,000)
                                                                            -----------
                                                                            $ 2,112,000
                                                                            ===========

See notes to financial statements                                            F-3

HEALTHRITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                               ------------------------
                                                                   1999         1998
                                                               -----------  -----------
Net sales (Note C)                                             $ 4,651,000  $ 5,963,000
Cost of sales, including cost of warehousing, distribution
  and occupancy                                                  2,537,000    2,713,000
                                                               -----------  -----------
Gross profit                                                     2,114,000    3,250,000
Selling, general and administrative expenses                     4,179,000    3,801,000
                                                               -----------  -----------

Loss from continuing operations before other income (expense)   (2,065,000)    (551,000)
                                                               -----------  -----------
Other income (expense):
  Interest expense                                                (122,000)     (92,000)
  Other income                                                     339,000      172,000
                                                               -----------  -----------
                                                                   217,000       80,000
                                                               -----------  -----------
Loss from continuing operations                                 (1,848,000)    (471,000)
                                                               -----------  -----------
Discontinued operations (Note C):
  Loss from discontinued operations of Herbal and Energy
    division                                                    (1,291,000)    (478,000)

  Loss on disposal of Herbal and Energy division including
    provision of $70,000 for operating losses during phase
    out period                                                     (53,000)
                                                               -----------  -----------
  Loss from discontinued operations                             (1,344,000)    (478,000)
                                                               -----------  -----------
NET LOSS/COMPREHENSIVE LOSS                                     (3,192,000)    (949,000)
                                                               -----------  -----------
Less:
  Preferred stock dividend requirement                              51,000       69,000
  Accretion of difference between carrying amount and
    redemption  amount of redeemable preferred stock                26,000       35,000
                                                               -----------  -----------
                                                                    77,000      104,000
                                                               -----------  -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND
  DILUTED                                                      $(3,269,000) $(1,053,000)
                                                               ===========  ===========

BASIC AND DILUTED LOSS PER SHARE:
  Loss from continuing operations                                   $ (.35)      $ (.12)
  Discontinued operations:
    Loss from discontinued operations                                 (.24)        (.10)
    Loss on disposal                                                  (.01)
                                                                    ------       ------
      Net loss                                                      $ (.60)      $ (.22)
                                                                    ======       ======
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED          5,480,384    4,801,000
                                                                 =========    =========

See notes to financial statements                                            F-4

HEALTHRITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                            COMMON STOCK
                                                       ----------------------
                                                                   (PAR VALUE  ADDITIONAL
                                                       NUMBER OF     $.001)      PAID-IN     ACCUMULATED   SUBSCRIPTION
                                                        SHARES       AMOUNT      CAPITAL       DEFICIT      RECEIVABLE     TOTAL
                                                       ---------   ----------  -----------   -----------   ------------- ---------
BALANCE, JANUARY 1, 1998                               4,400,198     $4,000     $7,141,000   $(5,129,000)                $2,016,000
Private placement offering in July 1998 (net of
  expenses of $55,000)                                   880,000      1,000      1,000,000                   $(24,000)      977,000
Common stock issued in lieu of preferred dividend          2,000                     4,000        (4,000)                         0
Dividend on preferred stock                                                                      (65,000)                   (65,000)
Conversion of preferred stock                             65,000                   130,000                                  130,000
Accretion of difference between carrying amount
  and redemption amount of redeemable preferred stock                              (35,000)                                 (35,000)
Warrants issued to consultants                                                      73,000                                   73,000
Net loss                                                                                        (949,000)                  (949,000)
                                                       ---------     ------     ----------   -----------     --------    ----------
BALANCE, DECEMBER 31, 1998                             5,347,198      5,000      8,313,000    (6,147,000)     (24,000)    2,147,000
Common stock issued to employees and directors           127,333      1,000        178,000                     24,000       203,000
Dividend on preferred stock                                                                      (51,000)                   (51,000)
Conversion of preferred stock                            50,000                    100,000                                  100,000
Accretion of difference between carrying amount
and redemption amount of redeemable preferred stock                                (26,000)                                 (26,000)
Warrants issued to subordinated note holders                                         1,000                                    1,000

Net loss                                                                                      (3,192,000)                (3,192,000)
                                                       ---------     ------     ----------   -----------     --------    ----------
BALANCE, DECEMBER 31, 1999                             5,524,531     $6,000     $8,566,000   $(9,390,000)    $      0    $ (818,000)
                                                       =========     ======     ==========   ===========     ========    ==========

See notes to financial statements                                            F-5

HEALTHRITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                               ------------------------
                                                                                  1999         1998
                                                                               -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(3,192,000) $  (949,000)
  Adjustments to reconcile net loss to net cash provided by  (used in)
    operating activities from continuing operations:
      Loss from discontinued operations                                          1,344,000      478,000
      Depreciation and amortization                                                232,000      209,000
      Common stock issued for services                                              54,000
      Valuation of warrants for consulting                                                       73,000
      Changes in:
        Accounts receivable                                                        137,000     (104,000)
        Merchandise inventory                                                      762,000     (212,000)
        Prepaid expenses                                                           346,000     (214,000)
        Other assets                                                               (35,000)      27,000
        Accounts payable and accrued expenses                                      410,000      267,000
                                                                               -----------  -----------
          Net cash provided by (used in) operating activities                       58,000     (425,000)
                                                                               -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                               (28,000)
                                                                               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                        977,000
  Repayment of capital lease obligations                                           (16,000)     (10,000)
  Proceeds of subordinated notes payable                                           375,000
  (Decrease) increase in credit line (net)                                         (67,000)     290,000
  Principal repayments of long-term debt                                           (48,000)     (87,000)
  Dividends on preferred stock                                                     (51,000)     (65,000)
                                                                               -----------  -----------
          Net cash provided by financing activities                                193,000    1,105,000
                                                                               -----------  -----------
Cash used in discontinued operations                                              (206,000)    (697,000)
                                                                               -----------  -----------

NET INCREASE (DECREASE) IN CASH                                                     17,000      (17,000)
Cash - beginning of the year                                                       137,000      154,000
                                                                               -----------  -----------

Cash - end of the year                                                         $   154,000  $   137,000
                                                                               ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                $    76,000  $    86,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment acquired under capital lease                                       $    68,000
  Conversion of preferred stock                                                $   100,000  $   130,000
  Common stock issued for accrued bonus, net of subscription receivable        $   126,000
  Warrants issued to subordinated note holders                                 $     1,000
  Common stock issued in lieu of preferred stock dividend                                   $     4,000
  Exchange of note payable for accounts payable                                $   404,000

See notes to financial statements                                            F-6

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE A - BUSINESS

HealthRite, Inc. (the "Company") and its wholly owned operating subsidiary Jason Pharmaceuticals, Inc. ("Jason") manufacture and distribute health and diet products. These products are sold primarily through diet centers and medical professionals. The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the United States Environmental Protection Agency.

As described in Note C, in October 1999, the Company's wholly owned subsidiary Montana Naturals Int'l., Inc. ("MTNA") entered into a settlement agreement with its primary lender, providing for the foreclosure on the majority of its assets and the voluntary surrender of certain other assets to the lender. MTNA manufactured and distributed herbal and energy products and also distributed diet products manufactured by Jason. Accordingly, the accompanying financial statements segregate the herbal and energy product segment within MTNA from continuing operations and reports it as a discontinued operation. The operations of MTNA have ceased subsequent to the settlement agreement.

The Company's financial statements have been prepared assuming the Company will continue as a going concern which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 1999, the Company sustained a net loss of $3,192,000, was not in compliance with the terms of certain loan covenants and had a working capital deficit of $744,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company continues to take a number of steps to improve its financial prospects including focusing its efforts on profitable core products, reducing the labor force and cost reductions at the Jason facility. In January 2000, the Company borrowed an additional $125,000 under subordinated notes payable which together with existing borrowing of $375,000 at December 31, 1999 was exchanged for Series B convertible preferred stock. The Company is also seeking additional debt and/or equity financing. As of December 31, 1999, the Company's financial resources include various unused term loans and a revolving line of credit of approximately $1,000,000 available for future expansion, subject to the underlying terms of the loan agreement. There is no assurance that the Company will obtain adequate additional financing from other sources or that profitable operations can be obtained. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

The Company has received waivers from the lender for noncompliance of certain covenants.

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

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3]  INVENTORY:

     Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs.

[4]  ADVERTISING:

     Advertising costs such as preparation, layout, design and production of advertising are deferred and are expensed when first shown. There was no deferral of such expenses at December 31, 1999. Advertising expense for the years ended December 31, 1999 and 1998 amounted to $1,177,000 and $158,000, respectively.

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

[6]  INCOME TAXES:

     The Company accounts for income taxes in accordance with the liability method. Deferred taxes are recognized for temporary differences in the recognition of income and expenses for financial reporting and income tax purposes, principally due to accelerated depreciation, inventory overhead capitalization and allowances.

[7]  (LOSS) PER COMMON SHARE:

     Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of outstanding common shares during year. Basic loss per share excludes any dilutive effects of options, warrants and other stock-based compensation. The Company has not included potential common shares in the diluted per share computation as the result would be antidilutive.

[8]  REVENUE:

     Revenue is recognized when the product is shipped to customers or purchased by retail customers.

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The Company believes that its indebtedness approximates fair value based on current yields for similar debt instruments with similar terms.

[11] CONCENTRATION OF CREDIT RISK:

     Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to medical professionals, clinics, internet medical sales and one company owned retail store.

[12] STOCK-BASED COMPENSATION:

     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans.

NOTE C - DISCONTINUED OPERATIONS

In October 1999, the Company's wholly owned subsidiary MTNA, entered into a settlement agreement with U.S. Bank National Association MT ("Bank") providing for the foreclosure by the Bank on the majority of its assets and the voluntary surrender of certain other assets to the Bank. In exchange, MTNA was discharged of all its indebtedness to the Bank. The Company was also released from its corporate guarantee, subject to liability for $100,000 in connection with intercompany transactions with MTNA.

MTNA manufactured and distributed herbal and energy products and distributed diet products manufactured by Jason to retail chain stores. Accordingly, the operating results of the herbal and energy product segment, including provisions of $70,000 for operating losses during the phase out period, have been segregated from continuing operations and reported separately in the statement of operations for all periods presented.

Accordingly, prior financial statements have been restated to present the operating results of the herbal and energy product segment as a discontinued operation.

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE C - DISCONTINUED OPERATIONS (CONTINUED)

The assets of $70,000 net of liability of $70,000 representing distribution payable to the Bank have been shown as net assets of discontinued operations.

Operating results prior to the measurement date (exclusive of any corporate allocations and loss on disposal) from discontinued operations were as follows:

                                                  1999         1998
                                              ----------    ----------
    Net sales                                 $2,216,000    $9,938,000
    Cost of sales                              1,757,000     7,384,000
    Selling, general and administrative
      expenses                                 1,425,000     2,774,000
    Operating loss                              (966,000)     (220,000)
    Interest and other expense                  (325,000)     (258,000)
    Loss before income tax benefits           (1,291,000)     (478,000)
    Loss from operations                      (1,291,000)     (478,000)

Net sales from continuing operations totalling $1,130,000 and $1,701,000 for the years ended December 31, 1999 and 1998, respectively, relate to the diet product, Medifast Take Shape, sold by MTNA to retail chain stores. The Company's marketing directly to retail chain stores is not being pursued since MTNA became inactive.

NOTE D - INVENTORY

Inventory consists of the following at December 31, 1999:

    Raw materials                             $ 229,000
    Work-in-process                               1,000
    Finished goods                              319,000
                                              ---------
                                              $ 549,000
                                              =========

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1999 consist of the following:

    Leasehold improvements                     $ 670,000
    Equipment and fixtures                     1,208,000
                                               ---------
                                               1,878,000
    Less accumulated depreciation and
      amortization                               868,000
                                               ---------
    Property, plant and equipment - net        $1,010,00
                                               =========

At December 31, 1999, property, plant and equipment includes asset held under capital leases with a net book value of $83,000. Substantially all of the Company's property, plant and equipment is pledged as collateral for various loans (see Note H).

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following at December 31, 1999:

     Trade payables                               $678,000
     Accrued expenses                              166,000
     Accrued payroll and related taxes              34,000
                                                  --------

                                                  $878,000
                                                  ========

NOTE G - INCOME TAXES

At December 31, 1999, the principal components of the net deferred tax assets are as follows:

     Current deferred tax assets:
       Net operating loss carryforwards           $3,093,000
       Accounts receivable                            13,000
       Inventory overhead and writedowns              63,000
       Accrued expenses                               30,000
                                                  ----------

         Total current deferred tax assets         3,199,000

     Fixed assets and intangible assets              334,000
                                                  ----------

         Total deferred tax assets                 3,533,000

     Less valuation allowance                      3,533,000
                                                  ----------

         Total deferred tax assets                $        0
                                                  ==========

The Company has provided a valuation reserve against the full amount of its net operating loss carryforwards and other temporary differences, since the likelihood of realization cannot be determined. Discontinued operations reflects no income tax benefit as the likelihood of realization cannot be determined.

A reconciliation of the federal statutory rate to the income tax expense is as follows:

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                             -------------------------
                                                1999           1998
                                             -----------     ---------
     Income tax benefit based on federal
       statutory rate                        $(1,117,000)    $(323,000)
     State and local tax benefit, net of
       federal benefit                          (128,000)      (38,000)
     Nondeductible expenses                        7,000         5,000
     Increase in valuation allowance           1,108,000       344,000
     Other                                       130,000        12,000
                                             -----------     ---------
     Income tax expense                      $         0     $       0
                                             ===========     =========

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE G - INCOME TAXES (CONTINUED)

The Company has net operating loss carryforwards of approximately $8,100,000 which are available to offset future taxable income. These carryforwards expire from 2009 to 2019. The Tax Reform Act of 1986 contains provisions which limit the net operating loss carryforwards available for use, should significant changes in ownership interests occur. The Company has had an ownership change which may require the applications of these limitations.

NOTE H - LONG-TERM DEBT

Long-term debt as of December 31, 1999 consists of the following:

  Revolving credit and term loan not to exceed $1,500,000
    collateralized by certain accounts receivable,
    inventory and equipment, interest at the greater of 8% or
    prime rate plus 3%, payable in monthly installments
    through December 2001                                             $ 445,000
  Metro note payable, payable in 60 monthly installments of
    $9,000 through December 1, 2004 which includes imputed
    interest at 11.5% (1)                                               412,000
  Note  payable due in annual installments of $42,000
    through March 1, 2002 which includes imputed interest
    at 8.75% (2)                                                        135,000
                                                                      ---------
                                                                        992,000
  Less current portion                                                 (500,000)
                                                                      ---------
                                                                      $ 492,000
                                                                      =========

     (1) In September 1999, the Company issued a note in settlement of advertising services performed by Metro Networks Communications ("Metro") during 1999. The face value of the note of $547,540 less deferred interest of $135,000 is outstanding at December 31, 1999. The note calls for payments to begin January 2000.

     (2) The Company has not made payment required in 1999, accordingly the entire balance has been classified as short-term.

Jason's revolving credit and term loans contain various restrictive financial covenants such as minimum net worth requirement and operating covenants, such as limitation on capital expenditure and transfer of funds to the parent. The lender has granted waivers for noncompliance with certain of these covenants.

Future principal payments on long-term debt are as follows:

     2000                                     $ 500,000
     2001                                       246,000
     2002                                        83,000
     2003                                        83,000
     2004                                        80,000
                                              ---------
                                              $ 992,000
                                              =========

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE I - SUBORDINATED NOTES PAYABLE

In September 1999, $375,000 of subordinated notes payable were issued along with 37,500 of 5 year warrants to purchase common shares at an exercise price of $.625 per share. The notes carried an interest rate of 12% and were payable in March 2000. In January 2000, the subordinated notes payable along with an additional borrowing of $125,000 and accrued interest on the notes were exchanged for 516,707 shares of Series B redeemable convertible preferred stock ("Preferred Stock B") (Note M). In connection with the exchange to Preferred Stock B, the note holders received 51,670 warrants to purchase common stock at $.25 per share exercisable within the next three years. A consultant also received an aggregate of 36,050 shares of Preferred Stock B in January 2000, including 26,250 shares relating to fees for services in assisting the Company's efforts in raising $375,000 in proceeds in 1999 in the placement of the subordinated notes payable. In January 2000, the consultant also received 53,500 3 year warrants exercisable at $.25 per share for services rendered in connection with the exchange of the subordinated notes payable to preferred stock and his preferred stock investment.

NOTE J - LEASES

[1]  OPERATING LEASES:

     The Company has operating leases for office, manufacturing and warehouse facilities ("Jason Facilities") and a retail outlet store which expires in February 2005 and December 2003, respectively. Jason Facilities has a renewal option for an additional five years.

     In addition, the Company leases certain office equipment under operating leases.

     Future minimum lease payments under these operating leases as of December 31, 1999 are as follows:

       2000                                 $ 274,000
       2001                                   254,000
       2002                                   260,000
       2003                                   267,000
       2004                                   234,000
       Thereafter                              33,000
                                            ----------
                                            $1,322,000
                                            ==========

     Rent expense totalled approximately $393,000 and $369,000 for the years ended December 31, 1999 and 1998, respectively, net of sublease income of $34,000 and $31,000 in 1999 and 1998.

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE J - LEASES  (CONTINUED)

[2]  CAPITAL LEASES:

     The Company leases certain equipment under capital leases.

     The future minimum lease payments required under these lease obligations are as follows:

       2000                                          $ 44,000
       2001                                            37,000
       2002                                            26,000
                                                     --------

       Total minimum lease payments                   107,000
       Less amount representing interest              (27,000)
                                                     --------

       Present value of minimum lease payments         80,000
       Less current portion                           (29,000)
                                                     --------

       Long-term portion                             $ 51,000
                                                     ========

NOTE K - EMPLOYMENT AGREEMENTS

In 1998, the Company had employment contracts, expiring through December 2000 with four of its officers. The contracts provided for aggregate annual basic salaries of $292,000 in 1998 and $375,000 in 1999. The agreements also provided certain incentives of $100,000 plus discretionary bonuses in 1998 and 320,000 options to purchase shares of common stock of the Company under the stock option plan. At December 31, 1998, the Company accrued $150,000 in bonuses which were subsequently settled with the issuance of 62,000 shares of common stock. A portion of the bonus was used to settle the subscription receivable.

With the discontinuation of the operations of MTNA in 1999, all the employment contracts were terminated with the exception of the renewal of the employment contract with Chief Executive Officer of the Company. The latter provides for an annual basic salary of $150,000 plus discretionary bonus, expiring on December 31, 2001.

NOTE L - REDEEMABLE PREFERRED STOCK

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

During 1999 and 1998, 50,000 and 65,000 shares of preferred stock were converted into 50,000 and 65,000 shares of common stock, respectively.

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE M - SERIES B CONVERTIBLE PREFERRED STOCK

In January 2000, the Company was authorized to issue 600,000 Series B convertible preferred stock ("Preferred Stock B") par value $.001 per share. Each share is entitled to a dividend of 10% of liquidation value $1.00 ($.10) per share and is to be redeemed on January 15, 2005 unless converted prior thereto. Each holder of Preferred Stock B is entitled to four votes per share in all matters in which holders of the Company's common stock are entitled to vote.

Each Preferred Stock B is convertible, at the option of the holder within one year after the issuance date into common stock of the Company. The initial conversion price will be 75% of the market value of the Company's common stock on the day prior to conversion with a maximum conversion price of $0.50 per share subject to adjustment as defined.

The beneficial conversion feature for the 552,757 shares of Series B convertible stock issued in January 2000, including 36,050 shares issued to a consultant (Note I), representing the difference between the conversion price and the fair value of the common stock at the date of issuance was $95,000. Such amount will be treated as a preferred stock dividend for accounting purposes in January 2000 and reflected in the calculation of the per share results attributable to common stockholders.

NOTE N - STOCK OPTION PLAN

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

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net loss and net loss per share including pro forma results would have been the amounts indicated below:

                                                YEAR ENDED
                                               DECEMBER 31,
                                        --------------------------
                                           1999           1998
                                        -----------     ---------
     Net loss:
       As reported                      $(3,192,000)    $(949,000)
       Pro forma                         (3,310,000)   (1,375,000)

     Net loss per share:
       As reported:
         Basic and diluted                    $(.60)        $(.22)
                                              =====         =====
       Pro forma:
         Basic and diluted                    $(.62)        $(.31)
                                              =====         =====

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE N - STOCK OPTION PLAN (CONTINUED)

The pro forma effect on net loss for 1999 and 1998 may not be representative of the pro forma effect on net loss of future years due to, among other things: (i) the vesting period of the stock options and the (ii) fair value of additional stock options in future years.

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                            1999           1998
                                       -------------   -------------
     Dividend yield                          0%             0%
     Expected volatility                    0.40           0.63
     Risk-free interest rate           5.67% - 5.85%   4.17% - 5.94%
     Expected life in years                 1-5             1-5

The weighted average fair value at date of grant for options granted during the years 1999 and 1998 were $.33 and $0.87, respectively, using the above assumptions.

The following summarizes the stock option activity for the years ended December 31:

                                              1999                1998
                                       -------------------   ------------------
                                                 WEIGHTED             WEIGHTED
                                                  AVERAGE              AVERAGE
                                                 EXERCISE             EXERCISE
                                        SHARES     PRICE     SHARES     PRICE
                                       --------  ---------  --------  ---------
Outstanding at beginning of year        603,500    $1.54     512,500    $1.93
Options granted                         145,000     0.75     566,000     1.50
Options forfeited or expired           (297,500)    1.55    (475,000)    1.93
                                       --------             --------
Outstanding at end of year              451,000     1.32     603,500     1.54
                                       ========             ========
Options exercisable at year end         450,667     1.32     495,331     1.50
                                       ========             ========
Options available for grant at
  end of year                           249,000              96,500
                                       ========             ========

The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                       OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
             -------------------------------------   ----------------------
                            WEIGHTED
                            AVERAGE
                           CONTRACTUAL   WEIGHTED                 WEIGHTED
RANGE OF                      LIFE        AVERAGE                 AVERAGE
EXERCISE       NUMBER       REMAINING    EXERCISE     NUMBER      EXERCISE
 PRICES      OUTSTANDING   (IN YEARS)      PRICE    EXERCISABLE    PRICE
--------     -----------   ----------    --------   -----------   ---------
  $0.75        110,000                                110,000      $0.75
  $1.50        341,000       3.08          $1.50      340,667       1.50
               -------                                -------
               451,000                                450,667
               =======                                =======

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE O - WARRANTS

During 1999, the Company issued 37,500 warrants to subordinated note holders. These are 5 year warrants, to purchase common shares at an exercise price of $.625 per share. The warrants were valued at $1,000.

During 1998, the Company granted 155,000 warrants to various consultants to provide financial and administrative services. The issuance has resulted in a charge to operations of $73,000 in 1998 based on the fair value of the warrants.

The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate 4.15% - 5.90%, dividend yield 0%, volatility 0.40 - 0.63, expected life three to five years.

The Company has the following warrants outstanding for the purchase of its common stock as follows:

                                                         YEAR ENDED
                                                        DECEMBER 31,
      EXERCISE                                        -----------------
       PRICE          EXPIRATION DATE                   1999      1998
      --------        ---------------                 -------   -------
       $0.625   September 2004                         37,500
        2.50    August 2001                            51,375    51,375
        2.00    June 2002                              24,000    24,000
        1.75    February 2003                          25,000    25,000
        1.50    July 2003                              60,000    60,000
        1.75    September 2003                         60,000    60,000
        1.50    October 2001                           10,000    10,000
                                                      -------   -------
                                                      267,875   230,375
                                                      =======   =======
                Weighted average exercise price         $1.70     $1.87
                                                        =====     =====

As of December 31, 1999, the warrants are all exercisable.

NOTE P - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1] The Company, like other retailers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury.

[2] The Company had a sponsorship agreement in connection with a product line which requires payment of $100,000 in 1998. In connection therewith, the Company paid $50,000 in 1998 and obtained a release under the agreement.

[3] During the year ended December 31, 1996, the Company entered into an exclusive three-year license agreement with an option to renew for an additional two years to use the Nautilus name for vitamins, minerals, and nutritional products. The agreement required the payment of 6% royalty fee with guaranteed minimum royalties for each of the initial three years of the agreement. The Company paid $80,000 (including $62,000 reimbursed from a distributor) and $89,000 in royalty fees under this agreement during the years ended December 31, 1998 and 1997. In April 1998, the Company assigned the distribution rights to an entity under an agreement for $130,000. Such amount is included in other income.

HEALTHRITE, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE P - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

[4] The Nautilus licensor, Direct Focus, has made a demand for arbitration against the Company for fees under the license agreement. The amount claimed by the licensor is $144,500 plus compliance with the termination procedures, which include the return of packaging and products. The Company has filed a counterclaim for arbitration alleging breach of the license agreement and for failure to support the product. An arbitration hearing has been scheduled in the year 2000 to hear both the claim by the licensor and the counterclaim by the Company. The Company believes it has good defenses to the claim against it and a valid basis for their counterclaim. However, the outcome is not determinable at this time and, accordingly, no adjustment has been made for this uncertainty.

[5] During the year ended December 31, 1999, Jason sold certain products for $323,000 to a customer whose chief executive officer is a spouse of one of the Company's former directors. The Company is negotiating a settlement of this receivable and has provided a full reserve against it. Subsequent to the balance sheet date, the director has resigned from the Company's Board of Directors.

NOTE Q - OTHER INCOME

Included in other income in 1999 is $200,000 received by the Company in an out of court settlement of a lawsuit initiated by the Company.

NOTE R - FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

In connection with the Company's discontinuance of the Herbal and Energy segment certain sales and expenses were originally classified as continuing operations that pertain to the discontinued segment. The interim 1999 financial statements did not reflect the above reclassifications. The effects of such adjustments is to decrease net sales and loss from continuing operations and increase the loss from discontinued operations for the three months and nine months ended September 30, 1999 as follows:

                                         THREE MONTH PERIOD ENDED            NINE MONTH PERIOD ENDED
                                            SEPTEMBER 30, 1999                  SEPTEMBER 30, 1999
                                        ----------------------------       ---------------------------
                                        AS ORIGINALLY         AS           AS ORIGINALLY       AS
                                           REPORTED        RESTATED           REPORTED       RESTATED
                                        -------------     ----------       -------------    ----------
Net sales                                 $  929,000      $  863,000         $4,935,000     $3,915,000
Cost of sales                                683,000         650,000          3,137,000      2,150,000
SGA                                        1,800,000       1,192,000          4,394,000      3,786,000
Loss from operations before
  other income                             1,554,000         979,000          2,596,000      2,021,000
Net loss from continuing operations        1,569,000         994,000          2,663,000      2,088,000
Loss from discontinued operations
  of Herbal and Energy division                              700,000            591,000      1,291,000
Loss on disposal of Herbal and
  Energy division                            178,000          53,000            178,000         53,000
Net loss                                   1,747,000       1,747,000          3,432,000      3,432,000