Form 10QSB
period 2000-03-31
HEALTHRITE INC
filed 2000-05-15
CIK 910329

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

For the quarter ended March 31, 2000                Commission File No. 0-23016

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Number of shares outstanding of Registrant's Common Stock, as of May 5, 2000:
5,524,531 shares

================================================================================

                                      Index

PART I

FINANCIAL INFORMATION:

         Condensed Consolidated Balance Sheet --
             March 31, 2000 (unaudited) and December 31, 1999................  3

         Condensed Consolidated Statement of Operations --
             Three Months Ended March 31, 2000 (unaudited)
             and March 31, 1999..............................................  4

         Condensed Consolidated Statement of Cash Flows --
             Three Months Ended March 31, 2000  (unaudited)
             and March 31, 1999..............................................  5

         Notes to Condensed Consolidated Financial Statements................  6

         Management Discussion and Analysis of Financial Condition
             and Results of Operations.......................................  7

PART II

         Other Information ..................................................  8

         Signature Page...................................................... 10


                        HEALTHRITE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               March 31, 2000  December 31, 1999
                                                               --------------  -----------------
                                                                 (Unaudited)
ASSETS
Current assets:
    Cash ....................................................   $   244,000       $   154,000
    Accounts receivable, net of allowance for doubtful
      accounts of $33,000  ..................................       439,000           308,000
    Merchandise inventory ...................................       527,000           549,000
    Prepaid expenses and other current assets ...............         7,000            27,000
                                                                -----------       -----------
         Total Current Assets ...............................     1,217,000         1,038,000
Property, plant and equipment - net .........................     1,005,000         1,010,000
Other assets ................................................       152,000            64,000
                                                                -----------       -----------
         TOTAL ASSETS .......................................   $ 2,374,000       $ 2,112,000
                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of obligations under capital lease ...   $    29,000       $    29,000
    Current maturities of long-term obligations .............       540,000           500,000
    Accounts payable and accrued expenses ...................       520,000           878,000
    Subordinated notes payable ..............................             0           375,000
                                                                -----------       -----------
    Total Current Liabilities ...............................     1,089,000         1,782,000
Obilgations under capital leases less current maturities ....        44,000            51,000
Long-term obligations less current maturities ...............       636,000           492,000
                                                                -----------       -----------
         Total Liabilities ..................................     1,769,000         2,325,000
                                                                -----------       -----------
Commitments and contingencies:
Redeemable convertible 8% preferred stock;
    par value $.001; 2,000,000 authorized;
    317,500 issued and outstanding, redemption value $635,000       605,000           605,000
                                                                -----------       -----------
Stockholders' Equity
Common stock; par value $.001 per share; 10,000,000
    authorized; 5,524,531 issued at March 31, 2000 and
    5,524,531 issued at December 31, 1999 ...................         6,000             6,000
Additional paid-in capital ..................................     8,566,000         8,566,000
Series B redeemable convertible preferred stock;
    par value $1.00; 542,957 shares issued ..................       543,000                 0
Accumulated deficit .........................................    (9,115,000)       (9,390,000)
                                                                -----------       -----------
    Total capital deficiency ................................             0          (818,000)
                                                                -----------       -----------
TOTAL LIABILITIES & STOCKHOLDER EQUITY ......................   $ 2,374,000       $ 2,112,000
                                                                ===========       ===========




                        HEALTHRITE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           2000            1999
                                                       ------------    ------------
                                                        (Unaudited)    (Unaudited)
Revenue (Note below) ................................   $   975,000    $ 1,347,000
Cost of sales .......................................       446,000        808,000
                                                        -----------    -----------
Gross Profit ........................................       529,000        539,000
Selling, general, and administration ................       356,000      1,013,000
                                                        -----------    -----------
Income/(loss) from operations .......................       173,000       (474,000)
Other income/(expenses)
    Interest expense, net ...........................       (63,000)       (25,000)
    Other income/(expense) ..........................       178,000         13,000
                                                        -----------    -----------
                                                            115,000        (12,000)
Income/(loss) form continuing operations ............       288,000       (486,000)
                                                        -----------    -----------
Discontinued operations:
    Loss from discontinued operations ...............            (0)      (267,000)
Net income/(loss) ...................................       288,000       (753,000)
Less:    Stock dividend .............................       (13,000)       (13,000)
         Accretion of preferred stock ...............        (5,000)        (5,000)
                                                         ----------    -----------
                                                             18,000)       (18,000)
                                                        -----------    -----------
Net income/(loss) attributable to common shareholders       270,000       (771,000)
Basic and diluted loss per share:
    Income/(loss) from continuing operations ........   $       .05    $      (.09)
    Discontinued operations: ........................          (.00)          (.05)
Net income/(loss) per share .........................   $      0.05    $      (.14)
                                                        ===========    ===========
Weighted average common shares outstanding--
Basic and diluted ...................................     5,524,531      5,397,000


Note: Included in net sales are $446,000 for the three months ended March 31, 1999 relating to `TakeShape" sold through Montana Naturals International, Inc. directly to retail chain stores. The Company is not pursuing sales directly to retail chain stores since Montana Naturals International, Inc. became inactive.

Cost of goods sold for the three months ended March 31, 2000 includes a change in estimate of the inventory obsolescence totaling $95,000. The gross profit without regard to this adjustment is $434,000, which corresponds to a gross profit percentage of 44.5% .

                            HEALTHRITE, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     2000           1999
                                                                 ----------     -------------
                                                                (Unaudited)     (Unaudited)
Cash Flow from Operating Activities:
    Net income/(loss) ........................................   $   288,000    $  (769,000)
         Depreciation & amortization .........................        50,000        117,000
         Provision for bad debts .............................             0         23,000
    Changes in assets and liabilities:
         (Increase)/decrease in accounts receivable ..........      (131,000)     1,166,000
         (Increase)/decrease in inventory ....................        22,000        346,000
         (Increase)/decrease in prepaid expenses &
         other current assets ................................        20,000       (374,000)
         Increase/(decrease) in other assets .................       (88,000)             0
         Increase/(decrease) in A/P and accrued expenses .....      (358,000)       350,000
                                                                 -----------    -----------
    Net Cash provided by (used in) Operating Activities ......      (197,000)       859,000
                                                                 -----------    -----------
Cash Flow from Investing Activities:
         (Increase)/decrease in plant equipment ..............             0       (395,000)
         Purchase of equipment/leasehold improvements ........       (45,000)             0
                                                                 -----------    -----------
         Net Cash (used in) Investing Activities .............       (45,000)      (395,000)
                                                                 -----------    -----------
Cash Flow from Financing Activities:
    Increase in credit line-net ..............................      (184,000)             0
    Repayment of capital lease obligations ...................        (7,000)             0
    Principal repayments of long-term debt ...................             0       (503,000)
    Issuance of Series B redeemable convertible preferred ....       168,000              0
    Dividend on preferred stock ..............................       (13,000)             0
                                                                 -----------    -----------
         Net Cash provided by (used in) Financing Activities:        332,000       (503,000)
                                                                 -----------    -----------
NET INCREASE/(DECREASE) IN CASH ..............................        90,000        (39,000)
Cash and cash equivalents at beginning of period .............       154,000        503,000
                                                                 -----------    -----------
Cash and cash equivalents at end of period ...................       244,000        464,000
                                                                 ===========    ===========
Supplemental disclosure of cash flow information: Cash paid
  during the period for:
         Interest ............................................        63,000        116,000
                                                                 -----------    -----------
    Total ....................................................   $    63,000    $   116,000


The Company converted $375,000 of Subordinated notes payable and raised an additional $168,000 issuing Series B redeemable convertible preferred stock in the amount of $543,000.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. Basis of Presentation

The information contained herein with respect to the three month period ended March 31, 2000 and 1999 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles for financial statements. Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three-month periods ended March 31, 2000 and 1999. The results are not necessarily indicative of results to be expected for the year.

The Company is not pursuing sales directly to retail chain stores since October 1999 when Montana Naturals International, Inc. discontinued operations.

     2. Redeemable Convertible Preferred Stock

In January, the Company retired $375,000 secured debt and raised $168,000 of new borrowings by the issuance of $543,000 Private Placement of Series "B" Redeemable Convertible Preferred Stock. This money was used to reduce the payables at HealthRite, Inc. and its Jason Pharmaceuticals subsidiary and to fund its Medicast e-commerce sales and marketing initiatives.

     3. Income (loss) per common share:

Basic income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic income per share excludes any dilutive effects of options, warrants and other stock-based compensation. The Company has not included potential common shares in the diluted per share computation as the result would be antidilutive.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

First quarter revenue for 2000 of $975,000 decreased by $372,000 (27.6%) from $1,347,000 for the first quarter of 1999. Included in net sales is $446,000 for the three months ended March 31, 1999 relating to Take Shape sold through Montana Naturals International, Inc. directly to retail chain stores. The Company is not pursuing sales directly to retail chain stores since Montana Naturals International, Inc. became inactive.

Cost of sales for the first quarter of 2000 decreased by $362,000 (44.8%) from 1999 primarily due to the Company realizing reduced manufacturing costs and new plant efficiencies at its Owings Mills facility and the change in the estimate of inventory obsolescence. Similarly, improved cost controls were the most significant factor for the 14.3% increase in gross profit percentage from the first quarter of 2000 over the previous year. Selling, general and administrative expenses for the first quarter of 2000 decreased $657,000 (64.9%) over the same quarter of 1999 as the expensive introductory marketing and advertising campaigns of "TakeShape", which occurred in the first quarter 1999 were not repeated in 2000.

Income from operations for the first quarter of 2000 is 173,000, $647,000 more than same period last year and is attributable to increased margins of Medifast clinical products and to the reduced operating expenses related to the lower monthly lease costs recently negotiated for its Owings Mills facility, lower utility and telephone costs and increased efficiencies related to maintaining a smaller space without giving up manufacturing capacity.

 Net income for the three month period is $288,000 which is $1,041,000 greater than the $753,000 loss for the first quarter of 1999. Higher margins on existing revenues and teleweb sales with the discontinuation of "Take Shape" retail sales and herbal sales through the unprofitable operation of Montana Naturals International, Inc. are the basis of the improved operating results and increased income. In addition, miscellaneous income includes the one time realization of $181,000 resulting from negotiations with a former vendor.

                           PART II - OTHER INFORMATION

SEASONALITY

The Company does not believe that its business is subject to seasonality.

LIQUIDITY AND CAPITAL RESOURCES

Jason Pharmaceuticals has a loan agreement with Wells Fargo Credit Corporation to provide working capital. In 1997 a term loan of $260,000 was obtained in addition to a revolving credit line with loan advances available based on percentages of eligible accounts receivable and raw materials. The revolving credit and term loan outstanding is limited to a total of $1,5000,000. At March 31, 2000 approximately $872,000 was available on the line of credit, of which $426,000 had been drawn and the term loan balance was $202,000.

The Company had working capital of $128,000 on March 31, 2000 compared with ($744,000) at December 31, 1999. The $872,000 net increase reflects the profits of $240,000 in the fourth quarter and first quarter income from operations of $288,000. The company has sufficient cash flow from operations to fund its current business plan.

INFLATION

To date, inflation has not had a material effect on the Company's business.

                            ITEM 5. OTHER INFORMATION

Litigation: HealthRite, Inc. has initiated legal action against Universal Worldwide Health, Inc. and Century Industries, Inc. its successor by merger and former directors and a former consultant of HealthRite, Inc. associated with Century Industries, Inc. to collect receivables owed.

Shareholders Meeting: The HealthRite Annual Shareholder Meeting was held on May 5, 2000 in Washington, D.C. The Shareholders (84% voted in favor) elected the following slate of Directors: Mr. Bradley T. MacDonald, Rev. Donald F. Reilly, O.S.A., Mr. Michael C. MacDonald, Mr. Scott Zion and Ms. Kristina DeSantis. Richard A. Eisner, LLP, auditors for HealthRite, Inc. failed to receive a majority of the Shareholder votes.

The Directors elected Mr. Bradley T. MacDonald as Chairman of the Board, CEO, Treasurer and Secretary, and Mr. Scott Zion as Assistant Secretary of the Corporation.

The Board of Directors and major shareholders of HealthRite, Inc. were concerned about the high cost of the annual audit and the expenses related to a New York firm auditing a small Baltimore Manufacturing Company with all the accounting functions in one location with plant, equipment and inventory. The Board of Directors of HealthRite, Inc. after reviewing proposals, has selected Wooden & Benson Chartered of Towson, Maryland as the new independent auditors for HealthRite, Inc. for the year 2000. The Company has also engaged Silver & Silver, P.A. a 40-year old accounting firm located in Owings Mills, Maryland, as the contract accounting firm to restructure the accounting department and review the billings of the 1999 audit and give recommendations as to the final settlement. The restructuring of finance and accounting for HealthRite will reduce cost, while improving efficiencies, for the year 2000.

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