Form 10QSB
period 2000-06-30
HEALTHRITE INC
filed 2000-08-11
CIK 910329

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

For the quarter ended June 30, 2000                Commission File No. 0-23016

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF JUNE 30, 2000:
5,524,531 SHARES

================================================================================

                                      Index

PART I

FINANCIAL INFORMATION:

         Condensed Consolidated Balance Sheet --
             June 30, 2000 (unaudited) and December 31, 1999.................  3

         Condensed Consolidated Statement of Operations --
             Three and Six Months Ended June 30, 2000 and 1999 (unaudited)...  4

         Condensed Consolidated Statement of Cash Flows --
             Six Months Ended June 30, 2000 and 1999(unaudited)..............  5

         Notes to Condensed Consolidated Financial Statements................  6

         Management Discussion and Analysis of Financial Condition
             and Results of Operations.......................................  7


PART II

         Signature Page......................................................  9


                                                 HEALTHRITE, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                             June 30, 2000  December 31, 1999
                                                                             -------------  -----------------
                                                                              (Unaudited)
ASSETS
Current assets:
    Cash ................................................................     $    67,117      $   154,000
    Accounts receivable, net of allowance ...............................         427,294          308,000
    Merchandise inventory ...............................................         668,319          549,000
    Prepaid expenses and other current assets ...........................          73,743           27,000
                                                                              -----------      -----------
         Total Current Assets ...........................................       1,236,473        1,038,000

Property, plant and equipment - net .....................................       1,003,094        1,010,000
Other assets ............................................................         154,867           64,000
                                                                              -----------      -----------
         TOTAL ASSETS ...................................................     $ 2,394,434      $ 2,112,000
                                                                              ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses ...............................     $   516,193      $   878,000
    Current maturities of obligations under capital lease ...............          28,983           29,000
    Subordinated notes payable ..........................................               0          375,000
    Current maturities of long-term obligations .........................         703,075          500,000
                                                                              -----------      -----------
    Total Current Liabilities ...........................................       1,248,251        1,782,000

Obligations under capital leases less current maturities ................               0           51,000
Long-term obligations less current maturities ...........................         313,536          492,000
                                                                              -----------      -----------
         Total Liabilities ..............................................       1,561,787        2,325,000
                                                                              -----------      -----------

Commitments and contingencies:

Redeemable convertible 8% preferred stock;
    par value $.001; 2,000,000 authorized;
    317,500 issued and outstanding, redemption value $635,000 ...........         615,530          605,000
                                                                              -----------      -----------

Stockholders' Equity

Common stock; par value $.001 per share; 10,000,000 authorized;
    5,524,531 issued at June 30, 2000 and
    5,524,531 issued at December 31, 1999 ...............................           5,525            6,000
Additional paid-in capital ..............................................       8,566,172        8,566,000
Series B redeemable convertible preferred stock; par
    value $1.00; 542,957 shares issued ..................................         542,957                0
Accumulated deficit .....................................................      (8,897,537)      (9,390,000)
                                                                              -----------      -----------
    Total Equity ........................................................         217,117         (818,000)
                                                                              -----------      -----------

TOTAL LIABILITIES & STOCKHOLDER EQUITY ..................................     $ 2,394,434      $ 2,112,000
                                                                              ===========      ===========

                                                   HEALTHRITE, INC.
                                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                        Three Months Ended June 30,      Six Months Ended June 30,
                                                           2000            1999            2000             1999
                                                        ----------      ----------      ----------       -----------
                                                               (Unaudited)                        (Unaudited)
Revenue ...........................................     $  930,877      $1,549,697      $1,905,877      $ 2,896,697
Cost of sales, including warehousing
    distribution, and occupancy ...................        440,552         886,125         886,552        1,694,125
                                                        ----------      ----------      ----------      -----------
Gross Profit ......................................        490,325         663,572       1,019,325        1,202,572
Selling, general, and administration ..............        501,750       1,060,878         857,750        2,073,878
                                                        ----------      ----------      ----------      -----------

Income/(Loss) from operations .....................        (11,425)       (397,306)        161,575         (871,306)
                                                        ----------      ----------      ----------      -----------
Other income/(expenses)
    Other income/loss .............................        269,373          18,320         447,373           31,320
    Interest, net .................................        (18,719)        (57,341)        (81,719)         (82,341)
                                                        ----------      ----------      ----------      -----------

                                                           250,654         (39,021)        365,654          (51,021)
                                                        ----------      ----------      ----------      -----------

Net Income/(Loss) from continuing operations ......        239,229        (436,327)        527,229         (922,327)
                                                        ----------      ----------      ----------      -----------

Loss from discontinued operations .................              0        (496,673)              0         (760,673)
                                                        ----------      ----------      ----------      -----------

Net income/(loss) .................................        239,229        (933,000)        527,229       (1,683,000)

Less:    Stock dividend on preferred stock ........        (11,817)       (14 ,000)        (24,817)         (27,000)
         Accretion of preferred stock .............         (4,842)         (5,000)         (9,684)         (10,000)
                                                        ----------      ----------      ----------      -----------

Net Income (Loss) attributable to common
  shareholders ....................................        222,570        (952,000)        492,728       (1,720,000)
                                                        ----------      ----------      ----------      -----------

Basic income/(loss) per share:
    Income/(Loss) from continuing operations ......           $.04           ($.08)           $.09            ($.18)
    Loss from discontinued operations .............            .00            (.09)            .00             (.14)
                                                        ----------      ----------      ----------      -----------
    Net income/(loss) .............................            .04            (.17)            .09             (.32)

Diluted income/(loss) per share
    Income/(Loss) from continuing operations ......           $.04            $.00            $.08             $.00
    Loss from discontinued operations .............            .00             .00             .00              .00
                                                        ----------      ----------      ----------      -----------
    Net income/(loss) .............................            .04             .00             .08              .00

Weighted average shares outstanding-Basic .........      5,524,531       5,449,290       5,524,531        5,423,145

Weighted average shares outstanding-Diluted ......       6,384,988       5,766,790       6,384,988        5,740,645


                                             HEALTHRITE, INC.
                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                             Six Months Ended June 30,
                                                                               2000             1999
                                                                           -----------      -----------
                                                                           (Unaudited)      (Unaudited)
Cash Flow from Operating Activities:
    Net income/(loss) ................................................     $   527,229      $(1,684,000)
         Depreciation & amortization .................................         107,327          214,000
         Loss on asset sale ..........................................               0           13,000

    Changes in assets and liabilities:
         (Increase)/Decrease in accounts receivable ..................        (119,294)       1,424,000
         (Increase)/Decrease in inventory ............................        (119,319)         792,000
         (Increase)/Decrease in prepaid expenses &
          other current assets .......................................         (46,743)        (238,000)
         (Increase)/Decrease in other assets .........................         (90,867)           8,000
         (Decrease)/Increase in A/P and accrued expenses .............        (386,081)         814,000
                                                                           -----------      -----------
    Net Cash provided by and used in Operating Activities ............        (127,748)       1,343,000
                                                                           -----------      -----------

Cash Flow from Investing Activities:
    Purchase of equipment ............................................        (100,421)      (1,246,000)
                                                                           -----------      -----------
         Total Cash Flow from Investing Activities ...................        (100,421)      (1,246,000)
                                                                           -----------      -----------

Cash Flow from Financing Activities:
    Issuance of Series B
     Redeemable Convertible Preferred.................................         167,957        2,444,000
    Payment of debt ..................................................         (26,406)      (2,713,000)
                                                                           -----------      -----------
         Net Cash provided by and used in Financing Activities: ......         141,551         (269,000)
                                                                           -----------      -----------

NET (DECREASE) IN CASH ...............................................         (86,618)        (172,000)

Cash and cash equivalents at beginning of period .....................         153,735          503,000
                                                                           -----------      -----------

Cash and cash equivalents at end of period ...........................          67,117          331,000
                                                                           -----------      -----------

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest ....................................................          95,381          237,000
         Income Taxes ................................................               0                0
                                                                           -----------      -----------
    Total ............................................................     $    95,381      $   237,000
                                                                           ===========      ===========
Supplemental disclosure of non-cash investing and financial activities:
    Conversion of subordinated notes payable to
      convertible preferred stock......................................        375,000                0



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

     1. Basis of Presentation

The information contained herein with respect to the three month periods and six month periods ended June 30, 2000 and 1999 has been reviewed by the independent auditors and was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles. Included are the adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the three month periods and six month periods ended June 30, 2000 and 1999. The results are not necessarily indicative of results to be expected for the year.

     2. Restatement of Consolidated Statement of Operations

The information contained herein with respect to the three (3) month and six (6) month periods ended June 30, 1999 has been restated to effectuate for the discontinuance of oeprations.

     3. Income (Loss) Per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic income (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation. The Company has not included potential common shares in the diulted per share computation for the three (3) and six (6) month periods ending June 30, 1999 because the result would be antidilutive.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Revenues for the first six months of 2000 were $1,905,877. This represented a decrease of $990,820 (34.2%) from the $2,896,697 reported for the six month period ending June 30, 1999. This decrease resulted from a decline in Take Shape retail sales to the Company's large chain customers sold through its discontinued subsidiary, Montana Naturals Int'l, Inc. ("MTNA"). The Company is not pursuing sales directly to retail chain stores since MTNA became inactive. Cost of sales for the first half of 2000 decreased by $807,573 (47.7%) from 1999. Gross profit for the first half of 2000 decreased by $183,247 (15.2%) from 1999. Selling, general and administrative expenses for the first half of 2000 of $857,750 decreased by $1,216,128 (58.6%) over the same period of 1999 as a result of decreased marketing and sales expense, improved technology at lower costs, decreased executive expense and overall better cost controls.

The net profit from operations for the first six months of 2000 is $161,575, which is $1,032,881 greater than the same period last year. The operating profit is attributable primarily to a focused sales and marketing strategy using the Internet and improved digital printing and telephone technology to improve the quality and profitability of physician sales. Increased sales via Medifast Direct and the Internet to service medical practitioners and their patients significantly improved margins to over 50%. Liquidation of the unprofitable MTNA subsidiary also contributed to profitability. The net profit for the six month period is $527,229 which is $1,449,556 greater than the $922,327 loss for the first half of 1999. Management significantly improved the balance sheet and profitability by negotiating the liquidation of long term debt on favorable terms to the Company. Interest expense was $81,719 during the six month period ending June 30, 2000 as compared to $82,341 for the same period in 1999. The difference was attributable to decreased outstanding borrowings during the period.

THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Second quarter revenues for 2000 of $930,877 decreased by $618,820 (39.9%) from $1,549,697 for the three month period ended June 30, 1999. Cost of sales for the period was $440,552, a decrease of $445,573 (50.3%) from $886,125 during the same period of 1999. Gross profits of $490,325 for the second quarter of 2000 decreased by $173,247 (26.1%) from $663,572 in the second quarter of 1999. During the quarter the Company experienced a loss from operations of $11,425 compared to a loss of $397,306 for the second quarter of 1999. The net profit for the second quarter of 2000 was $239,229 compared to a net loss of $436,327 in the second quarter of 1999.

SEASONALITY

The Company does not believe that its clinical weight management business is subject to seasonality.

LIQUIDITY AND CAPITAL RESOURCES

The Company's subsidiary, Jason Pharmaceuticals, Inc., has a loan agreement with Wells Fargo Credit Corporation to provide working capital. In 1997, a term loan of $260,000 was obtained in addition to a revolving credit line with loan advances available based on percentages of eligible accounts receivable and raw materials. The outstanding balances on the credit line and term loan are limited to a total of $1,500,000. At June 30, 2000 approximately $795,862 was available on the line of credit, of which $514,938 had been drawn and the term loan balance was $189,200.

The Company had working capital of ($11,778) on June 30, 2000 compared with ($744,000) at December 31, 1999. The $732,222 net increase reflects the profits of $288,000 in the first quarter and second quarter income from operations of $239,229. The Company has sufficient cash flow from operations to fund its current business plan.

The Company currently has refinancing proposals for Series "A" secured debt convertible to common stock. The financing will be secured by the Company's trademarks and other property not currently secured and will raise approximately $600,000 of additional working capital that will retire an existing equipment loan and fund its Internet sales and marketing initiatives.

OTHER

The following specific events and transactions that have a positive material effect on the Company:

     o In January, 2000, the Company initiated a price increase of its products.

     o In January, 2000, the Company implemented a direct sales program to patients, in conjunction with physicians, on the Internet which has shown a steady increase of $5,000 per month in sales and has attained over 850,000 hits on its website since February, 2000.

     o In January, 2000, the Company was able to convert $375,000 of secured short-term debt to preferred stock and raise $168,000 of new capital in a private placement of Series "B" Convertible Preferred Stock.

     o In March, 2000, the Company was able to achieve significant cost savings in the categories of facilities rental, utilities, computer and telephone systems, printing and accounting through lease renegotiation and other right-sizing decisions.

     o In June, 2000, the Company negotiated a settlement on a note payable of over $426,000 for a cash payment of $125,000.


Wooden & Benson, Chartered, Certified Public Accountants, delivered a letter to the Company as of June 30, 2000:

"The report issued by your previous accountants on the Company's consolidated financial statements as of and for the year ended December 31, 1999 was modified because of going concern issues. This was primarily due to the consolidated balance sheet disclosing negative working capital of $744,000 at December 31, 1999 and the consolidated statement of operations disclosing a net loss of $3,192,000 for the year then ended.

 . . . Based upon the scenarios described above and assuming that present sales trends continue or improve and that cost reductions continue to be realized, it is our opinion that we will not need to modify our report on the Company's consolidated financial statements as of and for the year ending December 31, 2000 for going concern issues.

The ultimate responsibility for the decision on the appropriate application of generally accepted auditing standards rests with us and will be made at the time we issue our opinion. Our judgment on the appropriate application of generally accepted auditing standards for the described specific events and transactions is based solely on the facts provided to us as described above; should these facts and circumstances differ or other facts and circumstances become relevant, our conclusion may change."

INFLATION

To date, inflation has not had a material effect on the Company's business.


                            ITEM 5. OTHER INFORMATION

Litigation: The Company has initiated a lawsuit in U.S. District Court for the District of Maryland against Universal Worldwide Health, Inc. and Century Industries, Inc., its successor by merger, and former directors and a former consultant of the Company associated with Century Industries, Inc. to collect receivable owed. The Company believes that this litigation will not have a material impact on the Company.

The Company negotiated a settlement with Direct Focus, Inc., the licensor of "Nautilus", which provides for payments of $100,000 over 10 years that can be applied to Direct Focus product purchases at a rate of 20% credit for each purchase.

Forward Looking Statements: This document contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. The Company cautions investors not to place undue reliance on forward-looking statements which speak only to management's experience on this date.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HealthRite Inc.
                                            (Registrant)

                                           /s/ BRADLEY T. MACDONALD
                                               -------------------------
                                               Bradley T. MacDonald
                                               Chairman & CEO