Form 10QSB
period 2000-09-30
HEALTHRITE INC
filed 2000-10-30
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10--QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2000            Commission File No. 0-23016


                                HealthRite, Inc.
              (Exact name of small business issuer in its charter)


             Delaware                                       13-3714405
  -------------------------------                      -------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)


11445 Cronhill Drive, Owings Mills, MD                        21117
--------------------------------------                     ----------
    (Address of principal offices)                         (Zip Code)


Registrant's telephone number, including Area Code: (410) 581-8042


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                      -----    -----

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF
SEPTEMBER 30, 2000: 5,524,531 SHARES

                                     INDEX


PART I
FINANCIAL INFORMATION:

     Condensed Consolidated Balance Sheet--
        September 30, 2000 (unaudited) and December 31, 1999 ..............  3

     Condensed Consolidated Statement of Operations--
        Three and Nine Months Ended
        September 30, 2000 and 1999 (unaudited) ...........................  4

     Condensed Consolidated Statement of Cash Flows--
        Nine Months Ended September 30, 2000 and 1999 (unaudited) .........  5

     Notes to Condensed Consolidated Financial Statements .................  6

     Management Discussion and Analysis of Financial Condition
        and Results of Operations .........................................  7


PART II

     Signature Page ....................................................... 10


                                HEALTHRITE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 30, 2000    December 31, 1999
                                                                           ------------------    ----------------
                                                                              (Unaudited)
ASSETS
Current assets:
  Cash ....................................................................   $  103,187            $  154,000
  Accounts receivable, net of allowance ...................................      320,573               308,000
  Merchandise inventory ...................................................      535,993               549,000
  Prepaid expenses and other current assets ...............................       73,743                27,000
                                                                              ----------            ----------
    Total Current Assets ..................................................    1,033,496             1,038,000

Property, plant and equipment - net .......................................      964,493             1,010,000
Other assets ..............................................................      156,441                64,000
                                                                              ----------            ----------
    TOTAL ASSETS ..........................................................   $2,154,430            $2,112,000
                                                                              ----------            ----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ...................................   $  571,726            $  878,000
  Current maturities of obligations
    under capital lease ...................................................       25,597                29,000
  Subordinated notes payable ..............................................            0               375,000
  Current maturities of long-term obligations .............................      329,081               500,000
                                                                              ----------            ----------
    Total Current Liabilities .............................................      926,404             1,782,000

Obligations under capital leases less current maturities ..................            0                51,000
Long--term obligations less current maturities ............................      249,744               492,000
                                                                              ----------            ----------
    Total Liabilities .....................................................    1,176,140             2,325,000
                                                                              ----------            ----------
Commitments and contingencies:

Redeemable convertible 8% preferred stock;
  par value $.001; 2,000,000 authorized;
  317,500 issued and outstanding, redemption value $635,000 ...............      620,372               605,000
                                                                              ----------            ----------
Stockholders' Equity

Commonstock; par value $.001 per share; 10,000,000
  authorized; 5,524,531 issued at September 30, 2000 and
  5,524,531 issued at December 31, 1999 ...................................        5,525                 6,000
Additional paid-in capital ................................................    8,566,172             8,566,000
Series B redeemable convertible preferred stock; par
  value $1.00; 600,000 authorized; 542,957 shares issued ..................      542,957                     0
Accumulated deficit .......................................................   (8,756,743)           (9,390,000)
                                                                              ----------            ----------
     Total Equity .........................................................      357,910              (818,000)
                                                                              ----------            ----------

TOTAL LIABILITIES & STOCKHOLDER EQUITY ....................................   $2,154,430            $2,112,000
                                                                              ==========            ==========


                                                          HEALTHRITE, INC.
                                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                                     Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                                                     ---------------------------    --------------------------
                                                                         2000            1999          2000            1999
                                                                     -----------     -----------    ----------     -----------
                                                                             (Unaudited)                   (Unaudited)
Revenue ...........................................................   $1,090,189     $   929,000    $2,996,066     $ 4,935,000
Cost of sales, including warehousing
  distribution, and occupancy .....................................      602,463         683,000     1,489,015       3,137,000
                                                                      ----------     -----------    ----------     -----------
Gross Profit ......................................................      487,726         246,000     1,507,051       1,798,000
Selling, general, and administration ..............................      448,055       1,800,000     1,305,805       4,394,000
                                                                      ----------     -----------    ----------     -----------

Income/(Loss) from operations .....................................       39,672      (1,554,000)      201,246      (2,596,000)
                                                                      ----------     -----------    ----------     -----------
Other income/(expenses)
  Other income/loss ...............................................      169,623          17,000       616,996          48,000
  Interest, net ...................................................      (46,649)        (32,000)     (128,368)       (115,000)
                                                                      ----------     -----------    ----------     -----------

                                                                         122,974         (15,000)      488,628         (67,000)

Net Income/(Loss) from continuing operations ......................      162,646      (1,569,000)      689,874      (2,663,000)
                                                                      ----------     -----------    ----------     -----------

Loss from discontinued operations .................................            0        (178,000)            0        (769,000)
                                                                      ----------     -----------    ----------     -----------

Net income/(loss) .................................................      162,646      (1,747,000)      689,874      (3,432,000)
Less:  Stock dividend on preferred stock ..........................      (21,850)        (13,000)      (46,667)        (40,000)
       Accretion of preferred stock ...............................       (4,842)         (5,000)      (14,526)        (14,000)
                                                                      ----------     -----------    ----------     -----------

Net income/(loss) attributable to common shareholders .............   $  135,954     $(1,765,000)   $  628,681     $(3,486,000)
                                                                      ----------     -----------    ----------     -----------

Basic income/(loss) per share:
  Income/(Loss) from continuing operations ........................   $      .03     $      (.29)   $      .12     $      (.50)
  Loss from discontinued operations ...............................          .00            (.03)          .00            (.14)
                                                                      ----------     -----------    ----------     -----------
  Net income/(loss) ...............................................          .03            (.32)          .12            (.64)

Diluted income/(loss) per share:
  Income/(Loss) from continuing operations ........................   $      .02     $       .00    $      .10     $       .00
  Loss from discontinued operations ...............................          .00             .00           .00             .00
                                                                      ----------     -----------    ----------     -----------
  Net income/(loss) ...............................................          .02             .00           .10             .00

Weighted average shares outstanding--Basic ........................    5,524,531       5,347,198     5,524,531       5,347,198
Weighted average shares outstanding--Diluted ......................    6,384,988       5,664,698     6,384,988       5,664,698




                                                          HEALTHRITE, INC.
                                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                         Nine Months Ended September 30,
                                                                                         -------------------------------
                                                                                            2000                1999
                                                                                         ----------          -----------
                                                                                         (Unaudited)         (Unaudited)
Cash Flow from Operating Activities:
  Net income/(loss) ..................................................................   $  689,874          $(3,432,000)
    Depreciation & amortization ......................................................      187,798              151,000
    Loss on asset sale ...............................................................            0              178,000

  Changes in assets and liabilities:
    (Increase)/Decrease in accounts receivable .......................................      (12,573)             (15,000)
    (Increase)/Decrease in inventory .................................................       13,007              782,000
    (Increase)/Decrease in prepaid expenses & other current assets ...................      (46,743)             373,000
    (Increase)/Decrease in other assets ..............................................      (92,441)           1,156,000
    (Decrease)/Increase in A/P and accrued expenses ..................................     (353,099)             690,000
                                                                                         ----------          -----------
  Net Cash provided by and used in Operating Activities ..............................      385,823             (117,000)
                                                                                         ----------          -----------
Cash Flow from Investing Activities:
  Purchase of equipment ..............................................................     (122,870)             (31,000)
                                                                                         ----------          -----------
    Total Cash Flow from Investing Activities ........................................     (122,870)             (31,000)
                                                                                         ----------          -----------

Cash Flow from Financing Activities:
  Issuance of Series B Redeemable Convertible Preferred ..............................      167,957            2,471,000
  Payment of debt ....................................................................     (481,458)          (2,421,000)
                                                                                         ----------          -----------
     Net Cash provided by and used in Financing Activities: ..........................     (313,501)             (50,000)
                                                                                         ----------          -----------

NET (DECREASE) IN CASH ...............................................................      (50,548)             (98,000)

Cash and cash equivalents at beginning of period .....................................      153,735              137,000
                                                                                         ----------          -----------

Cash and cash equivalents at end of period ...........................................      103,187               39,000
                                                                                         ----------          -----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest .........................................................................      128,368              115,000
    Income Taxes .....................................................................            0                    0
                                                                                         ----------          -----------
  Total ..............................................................................   $  128,368          $   115,000

Supplemental disclosure of non-cash investing and financial activities:
  Conversion of subordinated notes payable to convertible preferred stock ............      375,000                    0


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

     1.   Basis of Presentation

The information contained herein with respect to the three (3) month periods and nine (9) month periods ended September 30, 2000 and 1999 will be briefed to the Audit Committee by the independent auditors and was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles. Included are the adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the three (3) month periods and nine (9) month periods ended September 30, 2000 and 1999. The results are not necessarily indicative of results to be expected for the year.

     2.   Restatement of Consolidated Statement of Operations

The information contained herein with respect to the three (3) month and nine
(9) month periods ended September 30, 1999 has been restated to effectuate for the discontinuance of operations.

     3.   Income (Loss) Per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic income (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation. The Company has not included potential common shares in the diluted per share computation for the three (3) and nine (9) month periods ending September 30, 1999 because the result would be antidilutive.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

NINE (9) MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Revenues for the first nine months of 2000 were $2,996,066. This represented a decrease of $1,938,934 (39.3%) from the $4,935,000 reported for the nine month period ending September 30, 1999. This decrease resulted from a decline in Take Shape retail sales to the Company's large chain customers sold through its discontinued subsidiary, Montana Naturals Int'l, Inc. ("MTNA"). The Company is not pursuing sales directly to retail chain stores since MTNA became inactive. Cost of sales for the first three quarters of 2000 decreased by $1,647,985 (52.5%) from 1999. Gross profit for the first nine (9) months of 2000 decreased by $290,949 (16.2%) from 1999. Selling, general and administrative expenses for the first nine (9) months of 2000 of $1,305,805 decreased by $3,088,195 (70.3%)
over the same period of 1999 as a result of decreased marketing and sales expense, improved technology at lower costs, decreased executive expense and overall better cost controls.

The net profit from operations for the first nine (9) months of 2000 is $201,246, which is $2,797,246 greater than the same period last year. The operating profit is attributable primarily to a focused sales and marketing strategy using the Internet and improved digital printing and telephone technology to improve the quality and profitability of medical practitioner sales. Increased sales via Medifast Direct and the Internet to service medical practitioners and their patients significantly improved margins to over 50%. Liquidation of the unprofitable MTNA subsidiary also contributed to profitability. The net profit for the nine (9) month period is $689,874 which is $3,352,874 greater than the $2,663,000 loss for the first nine (9) months of 1999. Management significantly improved the balance sheet and profitability by negotiating the liquidation of long term debt on favorable terms to the Company. Interest expense was $128,368 during the nine (9) month period ending September 30, 2000 as compared to $115,000 for the same period in 1999. The difference was attributable to increased outstanding borrowings and interest rates during the period.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Third quarter revenues for 2000 of $1,090,189 increased by $161,189 (17.4%) from $929,000 for the three month period ended September 30, 1999. Cost of sales for the period was $602,463, a decrease of $80,537 (11.8%) from $683,000 during the same period of 1999. Gross profits of $487,726 for the third quarter of 2000 increased by $241,726 (98.3%) from $246,000 in the third quarter of 1999. During the quarter the Company experienced a profit from operations of $39,672 compared to a loss of $1,554,000 for the third quarter of 1999. The net profit for the third quarter of 2000 was $162,646 compared to a net loss of $1,569,000 in the third quarter of 1999.

SEASONALITY

The Company does not believe that its clinical weight management business is subject to seasonality.

LIQUIDITY AND CAPITAL RESOURCES

The Company's subsidiary, Jason Pharmaceuticals, Inc., has a loan agreement with Wells Fargo Credit Corporation to provide working capital. In 1997, a term loan of $260,000 was obtained in addition to a revolving credit line with loan advances available based on percentages of eligible accounts receivable and raw materials. The outstanding balances on the credit line and term loan are limited to a total of $1,500,000. At September 30, 2000 approximately $1,058,443 was available on the line of credit, of which $265,557 had been drawn, and the term loan balance was $176,000.

The Company had working capital of $107,092 on September 30, 2000 compared with ($744,000) at December 31, 1999. The $851,092 net increase reflects the income from operations of $288,000 in the first quarter, second quarter income from operations of $239,229 and third quarter income from operations of $162,646. The Company has sufficient cash flow from operations to fund its current business plan.

The Company currently has refinancing proposals for Series "A" secured debt convertible to common stock. The financing will be secured by the Company's trademarks and other property and has raised $250,000 and intends to raise approximately $200,000 of additional working capital that will retire an existing equipment loan and fund its Internet sales and marketing initiatives.

The Company has received a commitment to refinance its equipment from GE Capital. The Company expects to receive $300,000 at favorable rates once it renegotiates with its lender or prospective lenders its current receivables and inventory financing. This financing will give the Company sufficient capital to fund its operating plan for 2001.

OTHER

The following specific events and transactions that have a positive material effect on the Company:

o    In January, 2000, the Company initiated a price increase of its products.

o In January, 2000, the Company implemented a direct sales program to patients, in support of its medical practitioners, on the Internet which has shown a steady increase in monthly sales and has attained over 1,500,000 hits on its website since February, 2000.

o In January, 2000, the Company was able to convert $375,000 of secured short-term debt to preferred stock and raise $168,000 of new capital in a private placement of Series "B" Convertible Preferred Stock.

o In March, 2000, the Company was able to achieve significant cost savings in the categories of facilities rental, utilities, computer and telephone systems, printing and accounting through lease renegotiation and other right-sizing decisions. The lease renegotiation eliminated a notes payable of $135,337.60. Monthly expenses decreased by $20,000 per month effective April 1, 2000.

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

                           ITEM 5. OTHER INFORMATION

LITIGATION: The Company has initiated a lawsuit in U.S. District Court for the District of Maryland against Universal Worldwide Health, Inc. and Century Industries, Inc., its successor by merger, and former directors and a former consultant of the Company associated with Century Industries, Inc. to collect receivable owed. The Company participated with other creditors in an involuntary petition to put Century Industries, Inc. in Chapter 11 to collect its past due receivables. Counsel for the creditors negotiated a consent order placing an independent trustee on Century's Board of Directors to oversee their operations. Newspaper articles in Atlantic County, New Jersey, report that Century Industries, Inc. and certain principals are under investigation by various governmental agencies. The management of HealthRite, Inc. believes the litigation will not have a material effect on the Company.

STRATEGIC ALLIANCE: The Company is in negotiations with a major nutraceutical company to form a strategic alliance to sell and market its weight management products under a co-branding agreement to U.S. and international retail customers. The Company has also received a vendor number and conditional commitment from QVC to feature a proprietary specialty weight management product on QVC on January 1, 2001. The Company expects to ship the first order to QVC in December, 2000.

MANAGEMENT ADDITIONS: Linda Spangle, R.N. M.S., has assumed the role of Director of Lifestyles Programs and Technical Advisor on Medifast(R) programs. Ms. Spangle has managed the "Winners Program" featuring Medifast(R) products in her own clinic in Denver, Colorado, for over 12 years. Her clinical background will be an asset to the Lifestyles Program and its effort to recruit professional coaches.

FDA INSPECTION: During the period, two (2) investigators from the Food and Drug Administration (FDA) conducted an unannounced, detailed inspection of the Jason Pharmaceuticals, Inc. facility at 11445 Cronhill Drive, Owings Mills, Maryland, to determine if the Company's facility, manufacturing processes, and procedures conformed with governmental regulations. Upon completion of the inspection, the FDA provided Jason Pharmaceuticals, Inc. with a letter stating, "The areas inspected appear to be in compliance with the applicable requirements of the Federal Food, Drug, and Cosmetic Act and implementing regulations.

Based on these findings, the agency is prepared to endorse export certificates for products manufactured at your facility that were specifically inspected. This information is available to Federal agencies when they consider awarding contracts."

FORWARD LOOKING STATEMENTS: This document contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. The Company cautions investors not to place undue reliance on forward-looking statements which speak only to management's experience on this date.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HealthRite Inc.
                                         (Registrant)

                                       /s/ BRADLEY T. MACDONALD
                                       -----------------------------
                                           Bradley T. MacDonald
                                           Chairman & CEO