Form 10KSB
period 2000-12-31
HEALTHRITE INC
filed 2001-03-29
CIK 910329

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-KSB


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                          Commission File No. 000-23016

                                   ----------

                                 MEDIFAST, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


            DELAWARE                                       13-3714405
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


11445 CRONHILL DRIVE, OWINGS MILLS, MD                        21117
---------------------------------------                     ----------
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

The issuer's revenues for the fiscal year ended December 31, 2000 were $3,898,000.

Aggregate market value of voting stock held by non-affiliates of registrant (deemed by registrant for this purpose to be neither a director nor a person known to registrant to beneficially own, exclusive of shares subject to outstanding options, less than 5% of the outstanding shares of registrant's Common Stock) computed by reference to the closing sales price as reported on the NASD OTC Market on February 15, 2001: $0.45.

Number of shares outstanding of registrant's Common Stock, as of February 15, 2001: 6,524,531 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one)

                                Yes       No  X
                                   ---       ---

                                     PART I

ITEM 1.  BUSINESS.

SUMMARY

     Medifast, Inc. (the "Company", or "Medifast") is a Delaware corporation, incorporated in 1993. The Company has one operating subsidiary, Jason Pharmaceuticals ("Jason"), its manufacturing arm. The Company is engaged in the production, distribution, and sale of consumable health and diet products. Medifast, Inc.'s product lines include weight management meal replacement and sports nutrition products manufactured in a modern facility in Owings Mills, Maryland.

     During 2000, with the Company's enthusiastic staff of Medifast(R) professionals and financial "work out" specialists, it preserved the most valuable asset of Medifast, Inc. and the most valuable asset to shareholders - branded Medifast(R) products; also eliminating the cash flow problem related to the Montana Naturals debt.

     The Company's focus on clinically proven Medifast(R) as the centerpiece of its return to profitability has proven a successful strategy in 2000:

     o Medifastdiet.com Internet strategy has boosted margins by 5% and increased cash flow by 50%.

     o The Internet umbrella website to our established physician and medical practitioner network has increased revenues and per patient usage of the product.

     o Medifast(R) patients who cannot find a practitioner now can be referred to the Lifestyles network of medical practitioners who are qualified to supervise the Medifast(R) program.

     o The Company has developed a new medical practitioner business model that allows patients to order via the Internet and the 800-telephone number and pays the practitioner a generous consultation fee.

     o Consumers can purchase the Medifast(R) "Take Shape" maintenance program via the Internet or QVC.

     The Wall Street Journal recently ran a headline, "Liquid Diets Make Big Comeback and Are Surging in Popularity Again." Sales of prescription liquid diets at $235 million last year have soared 45% since 1997. Medifast, Inc. in 2001 will attempt to expand its business model by:

     o Forming a strategic partnership to increase the brand exposure to consumers.

     o Continue to develop the Lifestyles physician program that supports the practitioner's patient base by having their patients order directly from the Company via the Internet or 800-telephone number.

     On September 23, 1999, Jason, Medifast, Inc.'s wholly owned subsidiary, which manufactures, distributes and sells its Medifast(R) brand of weight loss and weight management products, completed a private placement of $375,000 in subordinated secured debt together with Medifast(R) warrants.

     In January, 2000, the Company raised an additional $178,000. A total of $553,000 of debt was converted to Series "B" Convertible Preferred Stock. Improved gross margins and reduced operating expenses, allowed the Company to grow profitably so it could realize the value of its Medifast(R) product line. In 1989 and 1990, Medifast(R) was a $50 million brand. The Company's five-year goal is to attain $50 million in revenues.

         The Company was successful in refinancing its lines of credit as follows:

     o On February 8, 2001, Jason Pharmaceuticals, Inc. completed and closed on a new financial package with Mercantile-Safe Deposit & Trust Company on more favorable terms that will adequately fund the working capital portion of its business plan for 2001. The Company has borrowed $350,000 of a secured revolving loan secured by inventory, receivables and the personal guarantee of the Chairman of the Board. The interest rate is 2% above the bank's prime rate. Bank covenants restrict the amount of cash that can be used for Corporate purposes.

     o GE Capital loans Jason Pharmaceuticals, Inc. $300,000 secured by equipment with a 4-year term at a fixed rate of 11.65% interest. Loan covenants restrict the amount of cash that can be used for Corporate purposes.

     o GE Capital and Mercantile are the premier lenders in the Baltimore market and their confidence in the Company is indicative of the financial turnaround of Medifast, Inc. and the local financial community's support of the Company's business plan and management team. The Company paid off the loan with Star Financial Limited Partnership with part of the proceeds of this loan. This financial package will reduce interest and financing costs of the Company's debt by 50% for the remainder of the year 2001.

     The Company believes that raising additional capital or forming a strategic partnership is an essential element of its plan. Inability to raise funds or form a strategic partnership will negatively affect the Company's ability to succeed with its overall plan. There is no assurance that the Company will be able to raise additional capital.


MARKETS

MEDIFAST(R)

     The U.S. weight loss and diet control market has continued to increase at a steady rate since 1995 and is forecast to grow another 7%, to $50 billion between 2001 through 2005, according to a Marketdata Research study. In 2000, an estimated 50 million dieting Americans used a variety of weight loss methods, including meal replacements, commercial diet programs, prescription diet medications, hospital-based diets, and counseling. The most significant growth trend is in the use of meal replacements, with sales expected to reach $2 billion, almost a 10% increase over 2000. Drug store and multi-level sales represent over 50% of the meal replacement market. In 1999, the Company decided not to sell directly in these markets. The Company's Medifast(R) brand has traditionally been sold through physicians and has long been represented as the top quality clinical meal replacement in the industry. The Company's over-the-counter formula, Medifast Take Shape(TM), will be marketed through the Internet, QVC, infomercials, and selected diet centers. The Company expects brand recognition of the Medifast(R) name not only to attract first time buyers, but also previous users of the product who can now purchase the over-the-counter meal replacements without first visiting a physician. The Company's efforts are directed toward capturing its share of a previously untapped $2 billion meal replacement market. With over 500,000 patients and 15,000 doctors previously working with Medifast(R) products, this program is well known to its consumer base. In addition, June, 1998 guidelines established by the National Institutes of Health (NIH) classify about one-third of Americans as overweight or obese. Included in this group are over 30 million Americans who thought they were at a healthy weight.

     Millions of dieting Americans use a variety of weight loss methods, including meal replacements, commercial diet programs, prescription diet medications, and hospital-based diet and counseling. The weight management growth trend in the medical market has moved in a positive direction of meal replacements versus prescription drugs. The Company's Medifast Take Shape(TM) over-the-counter (maintenance) and meal replacement product is lactose free, kosher, and soy based and can make the new FDA "Healthy Heart" claim. The Company is also expanding its physician-based Medifast(R) products to gain a larger share of the clinical meal replacement market. Medifast also continues to seek arrangements with weight loss centers to produce nutritional products as a contract manufacturer.

     MEDIFAST(R) - a medically-supervised, very-low-calorie diet. Brand awareness of the Medifast(R) name continues to evolve through line extensions, quality product development, the Company's emphasis on customer service, publications and programs developed by the Company's internal technical experts. Medifast(R) products are being used in clinical studies conducted by the U.S. government and major university teaching hospitals.

     Medifast(R), the country's premier physician-recommended meal replacement supplement, released a series of new products in 2000. Medifast(R) high protein meal replacements are available in shakes and bars. The new products include:

     o three yogurt-coated bars - Crunchy Lemon Fantasy, Double Berry Delight and Old Fashioned Oatmeal Raisin

     o    one new drink, Orange Pineapple

     o    two new Medifast(R) "55" "ready-to-drink" products

     o Medifast(R) Fit, a cutting-edge, ready-to-drink adolescent weight management product

     All products are eligible to make the new "heart healthy" claim recently approved by the Food and Drug Administration (FDA) that "25 grams of soy protein a day, as part of a diet low in saturated fat and cholesterol, may reduce the risk of heart disease." To qualify to make the heart healthy claim, each serving must contain at least 6.25 grams of soy protein. All the new Medifast(R) flavors (and most of the existing products) contain more than 6.25 grams of soy protein per serving. The Company is planning to market Medifast(R) to the adolescent with a "ready-to-drink" weight management drink to the 10-18 age group. The facility at Owings Mills, MD currently manufactures only powder.

     Medically supervised modified low calorie diets are making a comeback, as consumers search for a healthy high-protein, low-fat diet that provides quick weight loss. Unlike popular high-protein, high-fat diets, the Medifast(R) program is low fat and nutritionally balanced, with gender specific formulas composed of protein and carbohydrates, a soy protein source (as opposed to animal protein), plus vitamin and mineral fortification. It is very difficult to meet the minimum daily nutritional requirements on a low calorie diet, but a dieter can meet these requirements using nutrient dense Medifast(R) meal replacement supplements.

     MEDIFAST(R) TAKE SHAPE(TM) - good-tasting, nutritious weight maintenance products, were launched in the maintenance calorie levels to the retail over-the-counter trade.

     Medifast Take Shape(TM), an over-the-counter weight loss product, is currently being marketed through the Internet, QVC, and infomercials. The Company believes that new products marketed through the Internet under the Medifast(R) Take Shape(TM) brand will bring sales from a previously untapped market. Medifast Take Shape(TM) is recommended by medical practitioners as a "maintenance meal replacement" after the patient has completed the modified fasting program.

COMPETITION

     Medifast Brand(TM) is a niche product which is lactose-free, kosher, physician recommended and nutritionally complete. The Medifast(R) brand has clinicals from a study done at the University of Vermont in collaboration with Johns Hopkins University. Medifast Take Shape(TM) affords the consumer a choice with a superior product. The clinic, hospital, and physician brand ranks number three in the category and competes with Novartis, Health Management Resources, Bariatrix, and Robards. SlimFast(TM) is the leading over-the-counter meal replacement in the mass market.

     The Company has a product quality advantage over the competition since it has used soy as a protein source since 1989. The Medifast(R) brand has been clinically tested to get results. Lactose-free and kosher-certified Medifast Take Shape(TM) shakes provide over 10 grams of soy protein per serving (the most in its category). On October 20, 1999 the Food and Drug Administration authorized Medifast, Inc., as a manufacturer, to make the following health claim pertaining to its Medifast(R) products:

     "25 grams of soy protein a day, as part of a diet low in saturated fat and cholesterol, may reduce the risk of heart disease. A serving of Medifast Take Shape(TM) Instant Nutritional Drink contains 10.5 grams of soy protein."

     Additionally, soy protein became the primary source of protein in the Medifast(R) line of clinical weight management supplements several years ago and easily exceeds the clinically significant level of soy protein recognized in the FDA ruling. Medifast(R) products for treatment of the seriously overweight patient are distributed through our nationwide network of physicians, clinics and healthcare practitioners. We are proud of our line of cutting-edge, great-tasting and nutritious products that "may reduce the risk of heart disease."

     The retail meal replacement market is dominated by one company, SlimFast(TM), a division of Unilever, which has an 88% market share in the mass market. Medifast, Inc. exited the retail market, as it attempted to sell its Take Shape(TM) label through its liquidated Montana Naturals subsidiary. The Company sells its Medifast(R) products through its medical practitioner network and QVC.

     The Company is positioned with a new industry group in the pharmaceutical or medical nutrition business. Companies like Novantis, Unilever, Mead Johnson, and Abbott Laboratories are leaders in this segment. These companies command 10 to 20 times earnings and have pharmaceutical credibility.

     The Company, formerly HealthRite, Inc., has been associated with the natural products/health foods business which has been in recession for the last two years. SlimFast(TM) sold to Unilever for 5 times revenues thus enhancing the value of the entire meal replacement industry.


PRODUCTS

     The Company offers a broad selection of weight management products under the Medifast(R) brand and for select private label customers.

     MEDIFAST(R) - a medically supervised, modified low-calorie diet. Brand awareness of the Medifast(R) name continues to evolve through line extensions, quality product development, the Company's emphasis on customer service, publications, and programs developed by the Company's own medical staff. Medifast(R) products are being used in clinical studies conducted by the U.S. government and major hospitals. The Company has restructured its sales and marketing operations. The Company is planning to market Medifast(R) to the adolescent market with a "ready-to-drink" weight management drink for the 10-18 age group. The facility at Owings Mills, MD currently manufactures only powder. The Company has developed a complete, soy based ready-to-drink product line and subcontracts its production. It also uses aseptic packaging to maintain the high quality of its soy based product.

     MEDIFAST(R) TAKE SHAPE(TM) - good-tasting, nutritious weight maintenance products, were launched to support in the maintenance customer with an over-the-counter trade weight management supplement. The Company's Internet site, www.Medifastdiet.com, and QVC are the primary distributors of this product.

     MEDIFAST PLUS WITH SUPER CITRIMAX(TM) - meal replacements supplements shakes are a healthy way to lose weight and fight the craving for food without the unwanted side effects of appetite suppressants. Medifast Plus with Super Citrimax(TM) is RDA vitamin and mineral fortified; contains 11 grams of soy protein per serving; high in fiber; high potassium; naturally sweetened; lactose free; cholesterol free; kosher; provides body with biochemical means to control weight by balancing book lipid levels and energy metabolism; works without stimulating the central nervous system; and does not cause change in heart rate or blood pressure or cause insomnia or nervousness.


SALES AND MARKETING

     The Company has reenergized its sales and marketing operations. The Company has initiated a strategic plan based on research conducted during the last few years and has become one of the premier E-commerce weight management programs in the industry. The Medifastdiet.com strategy with a new e-commerce Internet site was launched in January, 2000, with the help of Michael C. MacDonald, a corporate officer of Xerox involved in "Teleweb" marketing programs, the Rev. Donald F. Reilly, OSA, Ph.D., Executive Director of SILOAM and a trustee at Villanova University, and Scott Zion, formerly an executive of Mead Johnson with extensive experience in the sale and marketing of nutrition products, all of whom are members of the Medifast, Inc. Board of Directors. The Company has attained over 2 million hits on its Internet site since its launch. The Company's sole focus on the weight management business, with our new business model, has resulted in profitability and revenue growth that has increased the value of the Company to the shareholders. The Company recently received permission from the FDA to make the "soy" claim, "Medifast(R) reduces the risk of heart disease" and it has launched three (3) new yogurt-coated Medifast(R) Bars and a new shake. The Company has developed a clinical "ready-to-drink" product, which has been successfully launched during the past year. The Company also intends to launch a new soy based oatmeal product and a soy based chicken noodle soup.

     Jason solicits sales of Medifast(R) through full-time Teleweb sales people and a National Sales Manager. Private label products are developed and manufactured for selected high volume diet centers. Medifast Take Shape(TM) is now available on the Internet and via QVC. The Medifast(R) line includes products for strict fasting, modified fasting, and self-directed weight management programs.


ADVERTISING AND PROMOTION

     The primary means of advertising and promotion for Medifast(R) is direct mail, radio, cable television, Teleweb sales, the Internet, trade shows, trade press, local community newspapers, the yellow pages, and co-op advertising with our medical practitioners. The Company has purchased the latest Xerox digital equipment that gives it the technology to do its own mailings to communicate with its customer base.

     Medifast Take Shape(TM) is one of the leading products in the Company for Medifast(R) direct sales to patients as a result of the advertising and promotion done in 1999 and promotionally tied into the 800 number, the Internet, and its packaging. The Company is aggressively promoting its new products and offering innovative concepts like gift certificates to its patient base.


MANUFACTURING

     Alternate sources of supply exist for all ingredient and packaging components. Jason operates a 20,000 square foot facility in Owings Mills, MD which is leased through the year 2004. The facility is designed to produce diet powders and meets all the requirements for kosher certification by the Union of Orthodox Jewish Congregations of America, Kashruth Division. The Company contract manufactures tablets, capsules and ready-to-drink weight management products. The Company also leases an 3,600 square foot storage facility in Owings Mills approximately 1 mile from the main site.


FINANCING AND STRATEGIC ALTERNATIVES

     The Company is evaluating additional financing and strategic alternatives including mergers, acquisitions, strategic partnerships or joint ventures. The Company believes the value of Medifast(R) brands and infrastructure far exceeds its market value. The success of the Medifast(R) brands in the clinical markets has attracted the attention of major consumer product companies. Discussions regarding possible strategic alternatives have and continue to take place. However, there has not been any definitive agreements concluded that are advantageous to Medifast, Inc. shareholders.


GOVERNMENTAL REGULATION

HISTORY

     The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by several federal agencies, but principally by the Food and Drug Administration (the "FDA"). The Company must comply with the standards, labeling and packaging requirements imposed by the FDA for the marketing and sale of medical foods, vitamins, and nutritional products. Applicable regulations prevent the Company from representing in its literature and labeling that its products produce or create medicinal effects or possess drug-related characteristics. The FDA could, in certain circumstances, require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, or require additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation. If the FDA believes the products are unapproved drugs or food additives, the FDA may initiate similar enforcement proceedings. Any or all of such requirements could adversely affect the Company's operations and its financial condition.

     During the third quarter, two (2) investigators from the FDA conducted an unannounced, detailed inspection of the Jason facility at 11445 Cronhill Drive, Owings Mills, Maryland, to determine if the Company's facility, manufacturing processes, and procedures conformed with governmental regulations. Upon completion of the inspection, the FDA provided Jason with a letter stating, "The areas inspected appear to be in compliance with the applicable requirements of the Federal Food, Drug, and Cosmetic Act and implementing regulations.

     Based on these findings, the agency is prepared to endorse export certificates for products manufactured at our facility that were specifically inspected. This information is available to Federal agencies when they consider awarding contracts."

     The FDA also requires "medical food" labeling to list the name and quantity of each ingredient and identify the product as a "weight management/modified fasting or fasting supplement" in the labeling.

     To the extent that sales of vitamins, diet, or nutritional supplements may constitute improper trade practices or endanger the safety of consumers, the operations of the Company may also be subject to the regulations and enforcement powers of the Federal Trade Commission ("FTC"), and the Consumer Product Safety Commission. The Company's activities are also regulated by various agencies of the states and localities in which the Company's products are sold. The Company's Products are manufactured and packaged in accordance with customer's specifications and sold under the customer's labels both domestically and in foreign countries through the customers' own distribution channels.


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


EMPLOYEES

     At December 31, 2000, the Company employed 35 people, of whom 15 were engaged in manufacturing, and 20 in marketing, administrative and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases a 20,000 square-foot facility in Owings Mills, Maryland through the year 2004 for its manufacturing, warehousing and distribution. The Company leases a 3,600 square foot facility in Owings Mills, Maryland, through the year 2003 for storage and distribution purposes. The Company's outlet retail store was moved to Owings Mills, Maryland in December, 1998 with a five year lease that expires in 2003. The leases require the Company to bear, in addition to the basic rent, the costs of insurance, tax and certain maintenance costs. This store sells Medifast(R) weight management, nutrition and herbal products, and offers weight loss counseling. The store serves as a factory outlet store for Medifast(R) products similar to companies such as Celestial Seasoning.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is the Plaintiff against Century Industries, et al, and Mr. Carl Valore (former attorney), Mrs. Beverly Valore (a former Director), Mr. William Money (former consultant), and Mr. Reed Vordenberg, the former President of HealthRite, Inc. The Company received a summary judgment in favor of Jason Pharmaceuticals, Inc., its subsidiary, for over $383,000 against Worldwide Universal Health Network, the predecessor in merger and interest to Century Industries, which is in voluntary Chapter 11,and which the court appointed a trustee on March 26, 2001. The company believes that the summary judgment and the comments of the judge in the memorandum opinion provide the basis for the dismissal of the remaining counterclaims in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On January 3, 2001, a quorum of shareholder votes was present and the shareholders decided that the corporate name of HealthRite, Inc. should be changed to Medifast, Inc. to take advantage of the Company's quality branded image to consumer, physicians, and other medical practitioners who are potential investors. File No. 000-23016, film no. 1504058.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) The Company's Common Stock has been quoted under the symbol MDFT since February 5, 2001. The old symbol, HLRT, had been traded since July 17, 1995. The common stock is traded on the NASD OTC Bulletin Board. The following is a list of the low and high bid quotations by fiscal quarters for 2000 and 1999 as reported by the Nasdaq Bulletin Board:

                                                                  2000
                                                            -----------------
                                                             Low        High
                                                            -----      ------
        Quarter ended March 31, 2000 ...................      .32         .62
        Quarter ended June 30, 2000 ....................      .19         .50
        Quarter ended September 30, 2000 ...............      .16         .50
        Quarter ended December 31, 2000 ................      .14         .38

                                                                  1999
                                                            -----------------
                                                             Low        High
                                                            -----      ------
        Quarter ended March 31, 1999 ...................     1.43        1.75
        Quarter ended June 30, 1999 ....................      .62        1.12
        Quarter ended September 30, 1999 ...............      .19        1.06
        Quarter ended December 31, 1999 ................      .12         .50


(b) The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

(c) There were 150 record holders of the Company's Common Stock, as of February 15, 2001.

(d) No dividends on common stock were declared by the Company during 2000 or 1999.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

     This document contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause Medifast, Inc. actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. Medifast, Inc. cautions investors not to place undue reliance on forward-looking statements, which speak only to management's expectations on this date.


2000 COMPARISON WITH 1999

OPERATING

     Consolidated net sales for 2000 were $3,898,000(1) as compared to 1999 sales of $4,651,000, a decrease of $753,000, or 16%. The revenue loss for the Company can be attributed to the following: (a) Take Shape(TM) sales decrease caused by the lack of financial and distribution support by the Montana Naturals Int'l., Inc. subsidiary which was distributing the product to retail stores and was foreclosed upon by the bank in October, 1999; (b) Medical practitioner and private label sales for 2000 increased 5% because of the introduction of new products and the Lifestyles program.

     Gross margins increased to 50% in 2000 from 45% in 1999, due to the higher margins of the Medifast(R) products primarily due to the increased margin of Medifast(R) direct and our Internet sales directly to patients via the Lifestyles program. Selling, general and administrative (SG&A) expenses of $1,689,000 for 2000 were $2,490,000 or 60% less than the $4,179,000 in 1999, mostly due to the reduction of executive compensation, significant reduction of rent and utilities, and other critical infrastructure costs. SG&A for 2000 included approximately $200,000 of nonrecurring charges. SG&A for 1999 included approximately $369,000 of nonrecurring charges.

     The Company extinguished two (2) notes payable totaling $547,000 plus accrued expenses of $181,000 for a cash settlement of $125,000. Total gain on extinguishment of debt of $603,000 is presented as an extraordinary item with no tax effect due to the Company's net operating loss carryforward position. Other income was $33,000.

     Interest expense increased by $264,000 due to the Company's increased borrowing to fund operations and the cost of restructuring the Company, including the costs associated with the personal guarantee of the Chairman of the Board/CEO and other financing costs. The financials of 1999, relating to the liquidation of Montana Naturals, Inc., dramatically increased financing costs for the Company in 2000.

     A preferred stock dividend in the amount of $51,000 was paid in 2000.

     The Company experienced net income from continuing operations for the year 2000 of $700,000, including the tax benefit provision. This compares with a net loss from continuing operations of

$1,848,000 in 1999. The profit from operations is attributed to the successful restructuring of the Company reducing SG&A expense, improving the gross margins of goods sold via a price increase, more direct to patient sales via the Internet, and the 800-telephone number supporting the Medifast(R) physician network and their patients directly.

     The successful implementation of the Medifast(R) strategic plan to focus only on the clinical weight management business while leveraging our new digital network tied into the Internet propelled the Company into a new profitable business model. The Medifast, Inc. name change is more substance than formality since it signified the Company's focus on its branded clinical weight management business. The new business model has brought back many medical practitioners and patients and has the capability to build revenues back to $50 million, as it was in 1991.

     (1) The Company contract-manufactured $1,130,000 of Medifast Take Shape(TM) for its retail operation through Montana Naturals International, Inc. (MTNA). MTNA was liquidated on October 15, 1999. The adjusted sales for comparison purposes of Jason Pharmaceuticals, Inc. to its customer base without retail sales through MTNA is $3,725,000 in 1999 which is an increase in sales of 6% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     On November 22, 2000, Medifast, Inc. completed and closed on a new financial package on more favorable terms that will adequately fund its business plan for 2001. GE Capital has loaned Jason Pharmaceuticals, Inc. $300,000 secured by equipment with a 4-year term at a fixed rate of 11.65% interest. A stockholder has invested $250,000 cash in the Company on a private placement of Series A secured debt convertible to common stock with a 12% interest rate payable in cash or stock annually or at conversion at the option of the holder. This Series A secured debt is secured by the intangible Medifast(R) trademarks. The investor also received a 150,000 stock option priced at $0.25 per share with a sales and marketing consulting agreement providing consulting services as it related to the Company's Medifast(R) branded products.

     The Company had also received an asset-based line of credit of $500,000 with Star Financial Limited partnership secured by receivables and inventory. The CEO of Jason Pharmaceuticals, Inc. and his family provided a personal guarantee to complete this financing arrangement. For their guarantee, the Board of Directors approved, and the Company issued 1,000,000 shares of common stock at par value to the Chairman of the Board and his family. The stock was issued in recognition of his efforts in turning around the Company and for the risk of the personal guarantee required to complete this financial package which is advantageous to the Company. Mercantile-Safe Deposit & Trust Company holds a significant amount of the Chairman's stock as collateral. The personal guarantee of this financial package was necessary because of the 1999 financial statements as related to the Montana Naturals liquidation which prevented the Company from having sufficient capital to fund its business operations and plan.

     On February 8, 2001, Jason Pharmaceuticals, Inc. completed and closed on a new financial package with Mercantile-Safe Deposit & Trust Company on more favorable terms that will more adequately fund the working capital portion of its business plan for 2001. The company has borrowed $350,000 of a secured revolving loan secured by inventory, receivables and the personal guarantee of the Chairman of the Board and his family. The interest rate is 2% above the bank's prime rate. GE Capital and Mercantile are premier lenders in the Baltimore market and their confidence in the Company is indicative of the financial turnaround of Medifast, Inc. and the local financial community's support of the Company's business plan and management team. The Company paid off the loan with Star Financial Limited Partnership with part of the proceeds of this loan. This financial package will reduce interest and financing costs of the company's debt by 50% for the remainder of the year 2001.

     Series "A" preferred stock was issued in July, 1996, at $2.00 per share. Holders are entitled to 8% cumulative annual dividend and, at their option, may convert their shares to common stock at any time at a rate of $2.00 per share. The resolutions of the Board of Directors state the Company shall redeem the stock on July 31, 2001 at $2.00 per share or, if later, the date the funds necessary for redemption at the redemption price have been made available therefore. GE Capital and Mercantile-Safe Deposit & Trust Company are the secured creditors of Jason Pharmaceuticals, Inc., a wholly owned subsidiary of Medifast, Inc. Current bank covenants restrict the amount of cash that the parent, Medifast, Inc., can request from Jason Pharmaceuticals, Inc. It is the intent of the Board of Directors to redeem all Series "A" preferred stock when cash is available to the parent. Dividends will continue to be paid according to the terms of the prospectus until funds are available to Medifast, Inc. Shareholders of Series "A" preferred stock may convert their stock at any time at $2.00 per share.


SEASONALITY

     The Company's weight management/diet control is subject to seasonality. Traditionally the holiday season in November/December of each year are considered poor for diet control products and services. January and February generally show increases in sales.


INFLATION

     To date, inflation has not had a material effect on the Company's business.


YEAR 2000 COMPLIANCE

     The Company has installed major hardware, software and data communications equipment and computer hardware and software data communications equipment and services that work on a Windows NT retrievable database which achieved "Year 2000" (Y2K) compliance in December, 1999. Computer hardware and software and data communications hardware and software were financed by an equipment lease.


ITEM 7.  FINANCIAL STATEMENTS.

     See pages F-1 through F-24.


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) The following are the Board of Directors elected on May 5, 2000:

                                                                   Date First
           Name             Age             Position             Became Director
           ----             ---             --------             ---------------

Bradley T. MacDonald ...    53       Chairman of the Board,            1996
                                     Chief Executive Officer
                                     and Director

Donald F. Reilly .......    53       Director                          1998

Kristina DeSantis.......    31       Director                          2000

Michael C. MacDonald ...    47       Director                          1998

Scott Zion..............    50       Director                          1999

Under the by-laws, the directors are to serve for a period of one year and until the due election and qualification of their respective successors.

     BRADLEY T. MACDONALD became Chairman of the Board and Chief Executive Officer of Medifast, Inc. on January 28, 1998. Prior to joining the Company, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. Mr. MacDonald was previously employed by the Company as its Chief Executive Officer from September, 1996 to August, 1997. From 1991 through 1994, Colonel MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food, Hospitality and Recreation Businesses for the United States Marine Corps. Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonneau Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of MacDonald and Associates, which had major financial interests in a retail drug, consumer candy, and pilot sunglass companies. Mr. MacDonald was national president of the Marine Corps Reserve Officers Association and retired from the United States Marine Corps Reserve as a Colonel in 1997, after 27 years of service. He also serves on the Board of Directors of the Wireless Accessories Group (OTCBB:
WIRX).

     REVEREND DONALD FRANCIS REILLY, O.S.A., a Director, holds a Doctorate in Ministry (Counseling) from New York Theological and an M.A. from Washington Theological Union as well as a B.A. from Villanova University. Reverend Don Reilly was ordained a priest in 1974. His assignments included Associate Pastor, pastor at St. Denis, Havertown, Pennsylvania, Professor at Villanova University, Personnel Director of the Augustinian Province of St. Thomas of Villanova, Provincial Counselor, Founder of SILOAM Ministries where he ministers and counsels HIV/AIDS patients and caregivers. He is currently on the Board of Directors of Villanova University, is President of the board of "Bird Nest" in Philadelphia, Pennsylvania and is Board Member of Prayer Power.

     MICHAEL C. MACDONALD, a Director, is a corporate officer, the President, North American Solutions Group for the Xerox Corporation. Mr. MacDonald's former positions at Xerox Corporation include executive positions in the sales and marketing areas. He is currently on the Board of Trustees of

Rutgers University and a Director of the Jimmy V Foundation. Mr. MacDonald is the brother of Bradley T. MacDonald, the CEO of the Company.

     KRISTINA DESANTIS, a Director, is an Executive who manages the recruitment processes at Linklaters & Alliance. She also worked at Goldman, Sachs & Co., Asset management Division. Formerly employed at Brown Brothers Harriman & Co. as an Administrative Manager where she aided the work of six Research Analysts, researched potential investor companies by processing analytical data, coordinated and assisted in presentations. She also worked at Livecchi Eye Associates as an Independent Marketing Manager. She is a former varsity athlete and distinguished graduate of Dominican College with extensive knowledge of corporate wellness programs.

     SCOTT ZION, a Director, received a Bachelor of Arts Degree from Denison University Granville, Ohio. Mr. Zion is currently Senior Vice President of Santen, Inc, Napa, California. Mr. Zion was formerly employed at Akorn, Inc., an ophthalmologic distribution company, as Senior Vice President and General Manager. He also was employed at Pilkington Barnes Hind, in Sunnyvale, California as Senior Vice President-North American Sales and Senior Vice President U.S. Sales and Marketing. Prior to that, he was the Sales Director for Mead Johnson/Bristol Myers Squibb for over 20 years. Mr. Zion, an expert in nutritional products, was also a Mead Johnson Regional Director for the Pacific and Southwestern regions of the United States, a District Sales Manager in Chicago and a Sales Representative, successfully generating sales and profits from pharmaceutical and nutritional products.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth information as to the compensation of the Chief Executive Officer of the Company and each other executive officer who received compensation in excess of $100,000 for 2000, 1999, or 1998.


                                         Annual Compensation
                                      --------------------------
                                                                     Value of Common                   Other
                                               Salary      Bonus     Stock Issued in     Option        Annual
Name                                  Year       ($)        ($)        Lieu of Cash       Award     Compensation
----                                  ----    --------     -----     ---------------     -------    ------------
Bradley T. MacDonald ..............   2000    $120,872      (0)        $  1,000 (1)      100,000         0
 Chairman of the Board & CEO          1999    $125,000      (0)        $ 25,000 (2)(3)    15,000         0
                                      1998    $100,000      (0)        $ 50,000 (2)(3)   100,000         0


-------------

(1) The Board of Directors granted Mr. MacDonald and his family 1,000,000 shares of stock at par value ($.001) for providing a personal guarantee for the financial package of almost $850,000 and in recognition of his efforts to attract financing and returning the Company to profitability. The stock issued is part of the personal guarantee collateral for the Jason Pharmaceuticals Inc. loans and is restricted for two years, There is little economic value of the stock to Mr. Mac Donald until the loans are paid off and the restrictions removed. Mr. MacDonald did not take his contract amount of salary due to other cash requirements.

(2) Compensation Committee and Board approved payment in stock in lieu of cash at average 30-day stock price at fiscal year end 1998 and in June of 1999.

(3) Mr. MacDonald's 1999 and 1998 annual compensation is authorized at $150,000. Due to cash flow problems, the Board paid his compensation in 1998 at $100,000 cash and 25,000 shares of stock issued in lieu of cash, and in 1999 at $125,000 in cash with 33,000 shares of stock issued in lieu of cash.


STOCK OPTIONS

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

     * The following tables set forth pertinent information as of December 31, 2000 with respect to options granted under the Plan since the inception of the Plan to the persons set forth under the Summary Compensation Table, all current executive officers as a group, all current Directors who are not executive officers as a group of the Company. In addition, a chart listing option holders, grants made in FY 2000, and a list of aggregated options and the value of these options, is provided.


                                                    ALL CURRENT    ALL CURRENT
                                                     EXECUTIVE     INDEPENDENT
                                       BRADLEY T.     OFFICERS      DIRECTORS
                                      MACDONALD(1)   AS A GROUP     ASA GROUP
                                      ------------  -----------    -----------
Options granted ....................    215,000       241,000        170,000
Average exercise price .............      $0.90         $0.88          $0.55
Options exercised ..................       --             --             --
Average exercise price .............       --             --             --
Shares sold ........................       --             --             --
Options unexercised as of 2/1/00 ...    215,000        234,000        170,000

(1) 100,000 options issued at $1.50 per share in 1996 have expired and are unexercised.


                                                                 APPROXIMATE 5 YR
                                            FY 00 GRANTS @     POTENTIAL REALIZABLE     AGGREGATED        VALUE OF
                                          PRICE & EXPIRATION    VALUE AT 10% ANNUAL       OPTIONS         OPTIONS
LIST OF OPTION HOLDERS                        MONTH/YEAR        STOCK APPRECIATION     THROUGH 2000    AS OF 12/31/00
----------------------                   --------------------  --------------------    ------------    --------------
Bradley T. MacDonald/Chairman            100,000 @ $.25  5/05       $   .75              215,000             0
Scott Zion/Director                       45,000 @ $.25  5/05       $   .75               50,000             0
Rev. Donald Reilly/Director               20,000 @ $.25  5/05       $   .75               50,000             0
Michael C. MacDonald/Director             20,000 @ $.25  5/05       $   .75               50,000             0
Kristina DeSantis/Director                20,000 @ $.25  5/05       $   .75               20,000             0
Paul Warren/Vice President                25,000 @ $.25  5/05       $   .75               26,000             0
Alan Silver, Silver & Silver/CPA          35,000 @ $.45  5/05       $   .75               35,000             0
Steve & Susan Rade/Consultants           150,000 @ $.25 11/05       $   .75              150,000             0
Continental Financial Inc./Consultant     10,000 @ $.45 11/05       $   .75               10,000             0
Ronald O. Hauge/Advisor to the Board      20,000 @ $.25  5/05       $   .75               20,000             0


The Board will report no changes to the Compensation Committee.

     The following table provides information as to the value of the unexercised options held by the persons named in the Summary Compensation Table who are optionholders as of December 31, 2000 measured in terms of the closing bid price of the Company's Common Stock on such date:


                                           NUMBER OF SHARES          VALUE OF UNEXERCISED
                                        UNDERLYING UNEXERCISED           IN THE MONEY
                                        OPTIONS AS OF 12/31/00        OPTIONS ON 12/31/00
                                       EXERCISABLE/UNEXERCISABLE   EXERCISABLE/ UNEXERCISABLE
                                       -------------------------   --------------------------
Bradley T. MacDonald (1) ............          215,000/0                   $-0- /$-0-
Paul Warren .........................           26,000/0                   $-0- /$-0-


------------

*On February 15, 2001 the closing bid price was $.45 on the F OTC.

(1)  Mr. MacDonald acquired no shares upon the exercise of options during 2000.


                                                          Sample Peer Group Industry Comparison of Stock Prices

                                                     February 15, 2001   February 15, 2000      $           %
Company                                                 Stock Price         Stock Price      Change      Change
-------                                              -----------------   -----------------   ------      ------
Medifast (MDFT)...................................          .45                   .40           .05       12.5%
Natural Alternatives International, Inc. (NAII)...         2.81                2.0312           .78      38.34%
Weider Nutrition (WNI)............................         2.90                4.3125         (1.41)   (32.75)%
Pure World, Inc (PURW)............................          .19                4.1875         (4.00)   (95.46)%
Twinlab Corporation (TWLB)........................         2.19                7.6875         (5.50)   (71.51)%
Natures Sunshine Products, Inc. (NATR)............         9.16                8.9062           .25       2.85%


                           Sample Peer Group for 2001 With Medifast, Inc. Change


                                           February 15, 2001   % Increase Over
Company                                       Stock Price            2000
-------                                    -----------------   ---------------
Medifast (MDFT)........................            .45                11%
Abbott Labs (ABT)......................          47.74                36%
Unilever (UL)..........................          31.48                34%
Novartis (NVS).........................          42.05                12%
Bristol Myers Squibb (BMY) ............          63.20                 2%


                                                            Index Comparison
                                                            ----------------
                                                            1997        2001
                                                            ----        ----
Adams Harkness & Hill Healthy Living Index............      100(1)       110
Medifast..............................................      100           33

Source: Adams Harkness & Hill Healthy Living Index

     Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

(1)  $100 dollars invested in 1997 would return $110 in 2001.


COMPENSATION OF DIRECTORS

     The Company is authorized to pay a fee of $300 for each meeting attended by its Directors who are not executive officers. It reimburses those who are not employees of the Company for their expenses incurred in attending meetings. Independent Directors claimed $1,275.00 in Director's fees and/or expenses in 2000. See "Executive Compensation - Stock Options" for stock options granted under the 1993 Plan to the Directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect to the beneficial ownership of shares of Common Stock as of December 31, 2000 of the Chief Executive Officer, each Director, each nominee for Director, each current executive officer named in the Summary Compensation Table under "Executive Compensation" and all executive officers and Directors as a group. The number of shares beneficially owned is determined under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other person. Under such rules, "beneficial ownership" includes shares as to which the undersigned has sole or shared voting power or investment power and shares which the undersigned has the right to acquire within 60 days of March 7, 2000 through the exercise of any stock option or other right. Unless otherwise indicated, the named person has sole investment and voting power with respect to the shares set forth in the table.

                                                   NUMBER              % OF
NAME AND ADDRESS*                                 OF SHARES         OUTSTANDING
-----------------                               --------------      -----------
Bradley T. MacDonald.........................   1,755,000(1)(2)         27%
Paul E. Warren...............................      26,000               .6%
Donald F. Reilly.............................      50,000(3)            .8%
Michael C. MacDonald.........................      50,000               .8%
Scott Zion...................................     250,000                4%
Kristina DeSantis............................      20,000               .3%

Executive Officers and Directors as a group
   (6 persons)...............................   2,151,000               33%

* The address is c/o Medifast, Inc., 11445 Cronhill Drive, Owings Mills, Maryland 21117

(1) Also, he purchased 140,000 shares in July, 1998 from the private placement; it includes 215,000 shares issuable upon exercise of options, which by their terms are currently exercisable or become exercisable within 60 days.

(2) Included 1,000,000 shares issued to Shirley D. MacDonald and Margaret E. MacDonald as part of Mr. & Mrs. MacDonald's personal guarantee of the most recent financial package in November, 2000. Mr. MacDonald is the beneficial owner of these shares.

(3) All independent directors shares issuable upon exercise of options, which by their terms are currently exercisable or become exercisable immediately.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None


RECENT DEVELOPMENTS

     Medifast(R) recently launched its new Physicians Lifestyles Program. Recently many states have implemented, or are moving towards, laws that limit the opportunity of physicians to buy and resell products within their own practices. In response to an overwhelming demand from physicians nationwide, Medifast(R) has created a new Lifestyles Physician Program. Medifast(R) physicians participating in the new program will receive a generous monthly consultation fee on all orders placed by their patients. In addition, the participating physician will continue to profit from providing the critical medical services and consultation their patients require in their primary care office.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits
          3.1 Certificate of Incorporation of the Company and amendments thereto*

          3.2     By-Laws of the Company*

         10.1     1993 Stock Option Plan of the Company as amended*

         10.3 Lease relating to the Company's Owings Mills, Maryland facility**

         10.4     Employment agreement with Bradley T. MacDonald****

         21.1     Subsidiaries***

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

**** Filed as an exhibit to 10KSB, dated April 15, 1999 of the Company, file No.
     000-23016.

     (b) Reports on Form 8-K

The Company filed three (3) reports on Form 8-K during 2000 as follows:

February 22, 2000, to report the issuance of 552,757 shares of its Series "B" Voting Preferred Convertible Stock in a private placement to DS Capital Investors which occurred on January 19, 2000, file no. 000-23016, film no. 549880.

May 10, 2000 (amended May 12, 2000, May 17, 2000, May 23, 2000, and September
27, 2000), to report on the termination of the engagement of Richard A. Eisner & Company, LLP as the Company's independent auditors, which occurred on May 5, 2000, file no. 000-23016, film no. 729534

November 27, 2000, to report on a new financial package on more favorable terms and a stockholder investment of $250,000 cash on a private placement of Series A secured debt convertible to common stock, which occurred on November 22, 2000, file no. 000-23016, film no. 776879.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDIFAST, INC.
(Registrant)


/s/ BRADLEY T. MACDONALD
------------------------
Bradley T. MacDonald
Chairman & CEO
Dated: March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                               Title                      Date
          ----                               -----                      ----
/s/ BRADLEY T. MACDONALD          Chairman of the Board,          March 30, 2001
------------------------------    Director, Chief Executive
    Bradley T. MacDonald          Officer and Chief Financial
                                  Officer


/s/ KRISTINA DESANTIS             Director                        March 30, 2001
------------------------------
   Kristina DeSantis


/s/ MICHAEL C. MACDONALD          Director                        March 30, 2001
------------------------------
    Michael C. MacDonald


/s/ SCOTT ZION                    Director                        March 30, 2001
------------------------------
    Scott Zion


/s/ REV. DONALD F. REILLY, OSA    Director                        March 30, 2001
------------------------------
    Rev. Donald F. Reilly, OSA

                       MEDIFAST, INC. AND ITS SUBSIDIARIES

                                    CONTENTS

                                                                            PAGE
CONSOLIDATED FINANCIAL STATEMENTS
   Independent auditors' report for year ended
      December 31, 2000................................................     F-2
   Independent auditors' report for year ended
      December 31, 1999................................................     F-3
   Balance sheet as of December 31, 2000 ..............................     F-4
   Statements of operations for the years ended
     December 31, 2000 and 1999 .......................................     F-5
   Statements of changes in stockholders' equity for the years
     ended December 31, 2000 and 1999 .................................     F-7
   Statements of cash flows for the years ended
     December 31, 2000 and 1999 .......................................     F-8
   Notes to financial statements ......................................     F-10

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Medifast, Inc.
Owings Mills, Maryland


We have audited the consolidated balance sheet of Medifast, Inc. (formerly HealthRite, Inc.) and its subsidiary as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements for the year ended December 31, 1999 were audited by other auditors whose report, dated March 10, 2000 , on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medifast, Inc. and subsidiary as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.


Wooden & Benson

Baltimore, Maryland
March 16, 2001

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Medifast, Inc.
Owings Mills, Maryland

We have audited the consolidated statements of operations, changes in stockholders' equity (capital deficiency) and cash flows of HealthRite, Inc. and subsidiaries (now known as Medifast, Inc.) for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of HealthRite, Inc. and subsidiaries (now known as Medifast, Inc.) for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying 1999 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the 1999 financial statements, the Company has experienced net losses, has a negative working capital position, and a capital deficiency that raises substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The 1999 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richard A. Eisner & Company, LLP
New York, New York
March 10, 2000

MEDIFAST, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000

ASSETS (Note H)
Current assets:
   Cash .........................................................   $   102,000
   Certificates of deposit ......................................       200,000
   Accounts receivable, net of allowance for
     doubtful accounts of $15,000 ...............................       252,000
   Inventory ....................................................       611,000
   Prepaid expenses and other current assets ....................        15,000
   Deferred tax asset ...........................................       279,000
                                                                    -----------
      Total current assets ......................................     1,459,000

Property, plant and equipment - net .............................       914,000
Other assets ....................................................       244,000
Deferred tax asset ..............................................       508,000
                                                                    -----------

      Total assets ..............................................   $ 3,125,000
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit ...............................................   $   269,000
   Current maturities of obligations under capital lease ........        27,000
   Current maturities of long-term obligations ..................        73,000
   Accounts payable and accrued expense .........................       348,000
                                                                    -----------
      Total current liabilities .................................       717,000

Obligations under capital leases ................................        23,000
Long-term obligations ...........................................       550,000
                                                                    -----------

      Total liabilities .........................................     1,290,000
                                                                    -----------
Commitments, contingencies and other matters

Series A redeemable convertible 8% preferred stock; par
   value $.001; 2,000,000 shares authorized; 317,500
   shares issued and outstanding, redemption value
   $635,000 .....................................................       625,000
                                                                    -----------
Stockholder's Equity:
   Series B convertible preferred stock; par value $1.00;
      600,000 shares authorized; 552,757 shares issued
      and outstanding ...........................................       553,000
   Common stock; par value $.001 per share; 10,000,000
      shares authorized; 6,524,531 shares issued and
      outstanding ...............................................         7,000
   Additional paid-in capital ...................................     8,972,000
   Accumulated deficit ..........................................    (8,322,000)
                                                                    -----------

      Total stockholders' equity ................................     1,210,000
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $ 3,125,000
                                                                    ===========

See notes to financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        YEARS ENDED DECEMBER 31,
                                                        -----------------------
                                                           2000         1999
                                                        ----------   ----------

Net sales ...........................................   $3,898,000   $4,651,000
Cost of sales .......................................    1,943,000    2,537,000
                                                        ----------   ----------

Gross profit ........................................    1,955,000     2,114,000
Selling, general and administrative expenses ........    1,689,000     4,179,000
                                                        ----------   ----------
Income/(Loss) from continuing operations
   before other income (expenses) ...................      266,000   (2,065,000)
                                                        ----------   ----------
Other income (expenses):
   Interest and other financing expense, net ........     (386,000)    (122,000)
   Other income .....................................       33,000      339,000
                                                        ----------   ----------
                                                          (353,000)     217,000
                                                        ----------   ----------
(Loss) from continuing operations before
   provision for income taxes .......................      (87,000)  (1,848,000)
Provision for income tax benefit ....................      787,000            0
                                                        ----------   ----------
Net income/(loss) from continuing operations ........      700,000   (1,848,000)

Discontinued operations:
   Loss from discontinued operations of
     Herbal and Energy division .....................            0   (1,291,000)
   Loss from disposal of assets of Herbal and
     Energy division including provision of
     $70,000 for operating losses during
     phase out period ...............................            0      (53,000)
                                                        ----------   ----------

   Loss from discontinued operations ................            0   (1,344,000)
                                                        ----------   ----------

Income/(loss) before extraordinary item .............      700,000   (3,192,000)
Extraordinary item - extinquishment of debt .........      603,000            0
                                                        ----------   ----------

Net income/(loss)/comprehensive income/(loss) .......    1,303,000   (3,192,000)
                                                        ----------   ----------
Less:
   Preferred Stock dividend requirement .............      235,000       51,000
   Accretion of difference between carrying
     amount and redemption amount of
     redeemable preferred stock .....................       20,000       26,000
                                                        ----------   ----------
                                                           255,000       77,000
                                                        ----------   ----------
Net income/(loss) attributable to common
   stockholders .....................................   $1,048,000  ($3,269,000)
                                                        ==========   ==========

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                           2000          1999
                                                        ----------    ----------

Basic earnings (loss) per share:
  Income (loss) from continuing operations ..........        $0.08       $(0.35)
  Discontinued operations ...........................        $0.00       $(0.24)
  Loss on disposal ..................................        $0.00       $(0.01)
  Extraordinary item ................................        $0.11       $ 0.00
Net income (loss) per share .........................        $0.19       $(0.60)

Diluted earnings per share:
  Income from continuing operations .................        $0.09       $(0.35)
  Discontinued operations ...........................        $0.00       $(0.24)
  Loss on disposal ..................................        $0.00       $(0.01)
  Extraordinary item ................................        $0.08       $ 0.00
Net income per share ................................        $0.17       $(0.60)

Weighted average shares outstanding - basic .........    5,633,821    5,480,384
                                                         =========    =========
                                    - diluted .......    7,380,285    5,480,384
                                                         =========    =========


See notes to financial statements


MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         PREFERRED STOCK              COMMON STOCK
                                         ---------------              ------------
                                                                       (Par Value  Additional
                                      Number of  Par Value   Number of      $o001)    Paid-In  Accumulated  Subscription
                                         Shares     Amount      Shares     Amount     Capital      Deficit    Receivable      Total
                                      ---------  ---------   ---------  ---------  ----------  -----------  ------------      -----
Balance, January 1, 1999                      0          0   5,347,198      5,000   8,313,000   (6,147,000)      (24,000) 2,147,000
Common stock issued to
   employees and directors                                     127,333      1,000     178,000                     24,000    203,000
Dividend on preferred stock                                                                        (51,000)                 (51,000)
Conversion of preferred stock                                   50,000                100,000                               100,000
Accretion of difference between
   carrying amount and
   redemption amount of
   redeemable preferred stock                                                         (26,000)                              (26,000)
Warrants issued to
   subordinated note holders                                                            1,000                                 1,000
Net loss                                                                                        (3,192,000)              (3,192,000)
                                      ----------------------------------------------------------------------------------------------
Balance, December 31, 1999                    0          0   5,524,531      6,000   8,566,000   (9,390,000)            0   (818,000)
Common stock issued to employees
   and directors                                             1,000,000      1,000     218,000                               219,000
Issuance of Series B convertible
   preferred stock                     552,757    553,000                                                                  553,000
Dividend on preferred stock                                                                        (51,000)                 (51,000)
Dividend resulting from beneficial
   conversion feature                                                                 184,000     (184,000)
Accretion of difference between carrying
   amount and redemption
   amount of redeemable preferred stock                                               (20,000)                              (20,000)
Options issued to non-employees                                                        22,000                                22,000
Warrants issued to subordinated
   note holders                                                                         2,000                                 2,000
Net income                                                                                       1,303,000                1,303,000
                                      ----------------------------------------------------------------------------------------------
Balance, December 31, 2000             552,757    553,000    6,524,531      7,000   8,972,000   (8,322,000)            0  1,210,000

See notes to financial statements




MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                             ----------------------------
                                                                                 2000            1999
                                                                             -----------      -----------
Cash flows from operating activities:
  Net income/(loss) ......................................................   $ 1,303,000      $(3,192,000)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities from continuing operations:
    Loss from discontinued operations ....................................             0        1,344,000
    Depreciation and amortization ........................................       219,000          232,000
    Income from extinguishment of debt....................................      (347,000)               0
    Common stock issued for services .....................................       219,000           54,000
    Options issued to non-employees.......................................        22,000                0
    Deferred income tax benefit ..........................................      (787,000)               0
    Changes in:
      Accounts receivable ................................................        56,000          137,000
      Inventory ..........................................................       (62,000)         762,000
      Prepaid expenses and other current assets ..........................        12,000          346,000
      Other assets .......................................................      (180,000)         (35,000)
      Accounts payable and accrued expenses ..............................      (477,000)         410,000
                                                                             -----------      -----------
        Net cash provided by (used in) operating activities ..............       (22,000)          58,000
                                                                             -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in certificates of deposit                                         (200,000)               0
  Purchase of property and equipment .....................................      (123,000)         (28,000)
                                                                             -----------      -----------
        Net cash (used in) investing activities ..........................      (323,000)         (28,000)
                                                                             -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Series B convertible preferred stock .......................       125,000                0
  Repayment of capital lease obligations .................................       (30,000)         (16,000)
  Proceeds of subordinated notes payable .................................             0          375,000
  Increase (decrease) in credit line (net) ...............................        40,000          (67,000)
  Principal repayments of long-term debt .................................      (341,000)         (48,000)
  Proceeds from long-term debt ...........................................       550,000                0
  Dividends paid on preferred stock ......................................       (51,000)         (51,000)
                                                                             -----------      -----------
       Net cash provided by financing activities .........................       293,000          193,000
                                                                             -----------      -----------
Cash used in discontinued operations .....................................             0         (206,000)
                                                                             -----------      -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .......................................................       (52,000)          17,000
Cash and cash equivalents - beginning of the year ........................       154,000          137,000
                                                                             -----------      -----------
CASH AND CASH EQUIVALENTS -
  END OF THE YEAR ........................................................   $   102,000      $   154,000
                                                                             ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid ..........................................................   $   137,000      $    76,000
  Taxes paid .............................................................   $         0      $         0



                                                                                 YEARS ENDED DECEMBER 31,
                                                                                -------------------------
                                                                                  2000             1999
                                                                                --------         --------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment acquired under capital lease.....................................   $      0         $ 68,000
  Conversion of preferred stock .............................................   $      0         $100,000
  Exchange of note payable for accounts payable .............................   $      0         $404,000
  Common stock issued for debt refinancing...................................   $219,000               $0
  Common stock issued for accrued bonus,
    net of subscription receivable...........................................   $      0         $126,000
  Conversion of subordinated notes payable to convertible
    preferred stock..........................................................   $375,000               $0
  Conversion of accrued expenses to convertible
    preferred stock..........................................................   $ 53,000               $0
  Options issued to non-employees............................................   $ 22,000               $0
  Warrants issued to subordinated note holders...............................   $  2,000         $  1,000



See notes to financial statements

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000


NOTE A - BUSINESS

     Medifast, Inc. (the "Company") and its wholly owned operating subsidiary, Jason Pharmaceuticals, Inc. ("Jason") manufacture and distribute Medifast(R) branded and private label weight management products. These products are sold primarily through diet centers and licensed, qualified medical practitioners. The processing, formulation, packaging, labeling and advertising of the company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency. On January 11, 2001, the Company, formerly known as HealthRite, Inc., changed its name to Medifast, Inc.

     The Company's financial statements have been prepared assuming the Company will continue as a going concern which assumes the realization of assets and satisfaction of liabilities in the normal course of business. During 1999, many factors, including the liquidation of Montana Naturals, Inc., raised substantial doubt about the ability of the Company to continue as a "going concern." The Company has dramatically improved its profitability and financial prospects by focusing on its core products, reducing payroll, and significant SG&A cost reductions. The following financial transactions have provided the liquidity and stability for the Company to successfully execute its business plan:

     On November 22, 2000, Medifast, Inc. completed and closed on a new financial package on more favorable terms that will adequately fund its business plan for 2001. GE Capital has loaned Jason Pharmaceuticals, Inc. $300,000 secured by equipment with a 4-year term at a fixed rate of 11.65% interest. A stockholder has invested $250,000 cash in the Company on a private placement of Series A secured debt convertible to common stock with a 12% interest rate payable in cash or stock annually or at conversion at the option of the holder. This Series A secured debt is secured by the intangible Medifast(R) trademarks.

     The Company had also received an asset-based line of credit of $500,000 with Star Financial Limited partnership secured by receivables, inventory, and the personal guarantee of the Chairman of the Board. The Chairman's personal guarantee of this financial package was necessary because of the 1999 financial statements.

     On February 8, 2001, Jason Pharmaceuticals, Inc. completed and closed on a new financial package with Mercantile-Safe Deposit & Trust Company on more favorable terms that management believes will adequately fund the working capital portion of its business plan for 2001. The company has borrowed $350,000 of a secured revolving loan secured by inventory, receivables and the personal guarantee of the Chairman of the Board and his family. The interest rate is 2% above the bank's prime rate. The Company paid off the loan with Star Financial Limited Partnership with part of the proceeds of this loan. This financial package will reduce interest and financing costs of the company's debt significantly in 2001.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies followed in the preparation of the financial statements are as follows:

[1]  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated.

[2]  CASH AND CASH EQUIVALENTS:

     For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2000, the Company had invested in two $100,000 certificates of deposit which are not considered cash equivalents due to the terms to maturity.

[3]  INVENTORY:

     Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs.

[4]  ADVERTISING:

     Advertising costs such as preparation, layout, design and production of advertising are deferred and are expensed when first shown. There was no deferral of such expenses at December 31, 2000. Advertising expense for the years ended December 31, 2000 and 1999 amounted to $81,000 and $1,177,000, respectively.

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

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[6]  INCOME TAXES:

     The Company accounts for income taxes in accordance with the liability method. Deferred taxes are recognized for temporary differences in the recognition of income and expenses for financial reporting and income tax purposes, principally due to accelerated depreciation, inventory overhead capitalization and allowances.

[7]  (LOSS) INCOME PER COMMON SHARE:

     Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic profit per share excludes any dilutive effects of options, warrants and other stock-based compensation. The Company has not included potential common shares in the diluted per share computation for the year ended December 31, 1999 as the result would be antidilutive.

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

[10] FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amount reported in the balance sheet for cash, certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of the financial instruments.

     The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

[11] CONCENTRATION OF CREDIT RISK:

     Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to medical professionals, clinics, internet medical sales, and one company owned outlet store.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[12]  STOCK-BASED COMPENSATION:

     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans.


NOTE C - DISCONTINUED OPERATIONS

     In October, 1999, the Company's wholly owned subsidiary, Montana Naturals, Inc., (MTNA), entered into a settlement agreement with U.S. Bank National Association MT ("Bank") providing for the foreclosure by the Bank on the majority of its assets and the voluntary surrender of certain other assets to the Bank. In exchange, MTNA was discharged of all its indebtedness to the Bank. The Company was also released from its corporate guarantee, subject to liability for $100,000 in connection with intercompany transactions with MTNA.

     Accordingly, the 1999 financial statements present the operating results of the herbal and energy product segment as a discontinued operation.

     Operating results prior to the measurement date (exclusive of any corporate allocations and loss on disposal) from discontinued operations were as follows:

                                                                         1999
                                                                         ----
Net Sales .......................................................   2,216,000
Cost of sales ...................................................   1,757,000
Selling, general and administrative expenses ....................   1,425,000
Operating loss ..................................................    (966,000)
Interest and other expense ......................................    (325,000)
Loss before income tax benefits .................................   1,291,000)
Loss from operations ............................................   1,291,000)

     Net sales from continuing operations totaling $1,130,000 for the year ended December 31, 1999 relates to the diet product, Medifast Take Shape(TM), sold by MTNA to retail chain stores. The Company's marketing directly to retail chain stores is not being pursued since MTNA became inactive.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENT
DECEMBER 31, 2000

NOTE D - INVENTORY

         Inventory consists of the following at December 31, 2000:

          Raw materials ....................................   $157,000
          Work-in-process ..................................      5,000
          Finished goods ...................................    449,000
                                                               --------
                                                               $611,000
                                                               ========


NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 2000 consist of the following:

          Leasehold improvements ...........................    $713,000
          Equipment and fixtures ...........................   1,342,000
                                                               ---------
                                                               2,055,000
          Less accumulated depreciation and amortization ...   1,141,000
                                                               ---------
          Property, plant and equipment - net ..............    $914,000
                                                               =========


     At December 31, 2000, property, plant and equipment includes assets held under capital leases with a net book value of $60,000. Substantially all of the Company's property, plant and equipment is pledged as collateral for various loans (see Note H).


NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses include the following at December 31, 2000:

        Trade payables ...................................   $190,000
        Accrued expenses .................................    153,000
        Accrued payroll and related taxes ................      5,000
                                                             --------
            Total ........................................   $348,000
                                                             ========

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE G - INCOME TAXES

         At December 31, 2000, the principal components of the net deferred tax assets are as follows:

        Net operating loss carryforwards ................   $2,623,000
        Accounts receivable .............................        6,000
        Inventory overhead and writedowns ...............        4,000
                                                            ----------
            Total deferred tax assets ...................    2,633,000
        Less valuation allowance ........................    1,846,000
                                                            ----------
            Total deferred tax assets ...................      787,000
            Current benefit .............................      279,000
                                                            ----------
                                                            $  508,000
                                                            ==========

     The company has provided a valuation allowance against the portion of its net operating loss carryforwards and other temporary differences, for which the likelihood of realization cannot be determined. Discontinued operations reflects no income tax benefit as the likelihood of realization could not be determined.

     A reconciliation of the federal statutory rate to the income tax expense is as follows:


                                                                    Year Ended
                                                                   December 31,
                                                            --------------------------
                                                              2000             1999
                                                            ---------       ----------
Income tax benefit based on federal statutory rate          $(186,000)      (1,117,000)
State and local tax benefit, net of federal benefit           (25,000)        (128,000)
Nondeductible expenses                                              0            7,000
Increase (decrease) in valuation allowance                   (576,000)       1,108,000
Other                                                               0          130,000
                                                            ---------       ----------
Income tax benefit                                          $(787,000)              $0
                                                            =========       ==========


     The Company has net operating loss carryforwards of approximately $6,800,000 which are available to offset future taxable income. These carryforwards expire from 2009 to 2019. The Tax Reform Act of 1986 contains provisions which limit the net operating loss carryforwards available for use, should significant changes in ownership interests occur. The Company has had an ownership change which may require the applications of these limitations.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE H - LONG-TERM DEBT AND LINE OF CREDIT

     Long-term debt as of December 31, 2000 consists of the following:


Series "A" Secured Debt Convertible to Common Stock (Note M) ........................   $250,000
$300,000 four year term loan secured by equipment at a fixed rate of 11.65% .........    300,000
$100,000 unsecured note payable at a fixed rate of 3% discounted to
   incremental borrowing rate of 12% ................................................     73,000
                                                                                        --------
                                                                                         623,000
Less current portion ................................................................    (73,000)
                                                                                        --------
                                                                                        $550,000
                                                                                        ========


     Future principal payments on long-term debt are as follows:

                   2001 ..................................  $ 73,000(1)
                   2002 ..................................    81,000
                   2003 ..................................    89,000
                   2004 ..................................    97,000
                   2005 ..................................    10,000
                                                            --------
                                                            $350,000
                                                            ========

(1) Series "A" Secured Debt Convertible to Common Stock principal amount must be converted to common stock.

     At December 31, 2000, the Company has an outstanding balance of $269,000 under a $500,000 asset based line of credit bearing interest at 21%. This line of credit is secured by the Company's accounts receivable and inventory and the personal guarantee of the Company's Chairman and Chief Executive Officer.


NOTE I - SUBORDINATED NOTES PAYABLE

     In September, 1999, $375,000 of subordinated notes payable were issued along with 37,500 of 5 year warrants to purchase common shares at an exercise price of $.625 per share. The notes carried an interest rate of 12% and were payable in March, 2000. In January, 2000, the subordinated notes payable along with an additional borrowing of $125,000 and accrued interest on the notes were exchanged for 516,707 shares of Series B convertible preferred stock ("Preferred Stock B") (Note M). In connection with the exchange to Preferred Stock B, the note holders received 51, 670 warrants to purchase common stock at $.25 per share exercisable within the next three years. A consultant also received an aggregate of 36,050 shares of preferred Stock B in January, 2000, relating to fees for services in assisting the Company's efforts in raising $375,000 in proceeds in 1999 in the placement of the subordinated notes payable.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE J - LEASES

[1]  OPERATING LEASES:

     The Company has an operating lease for office, manufacturing and warehouse facilities ("Jason Facilities") and a retail outlet store which expire in February, 2004 and December, 2003, respectively. Jason Facilities has a renewal option for an additional five years. The Company also leases 3,600 square feet of warehouse and storage space on a 3-year lease until 2003.

     In addition, the Company leases certain office equipment under operating leases.

     Future minimum lease payments as of December 31, 2000 are as follows:

              2001 .......................................   $  277,000
              2002 .......................................      285,000
              2003 .......................................      290,000
              2004 .......................................      240,000
              2005 .......................................       33,000
                                                             ----------
                                                             $1,125,000
                                                             ==========

     Rent expense totaled approximately $271,000 and $393,000 for the years ended December 31, 2000 and 1999, respectively, net of sublease income of $-0-and $34,000 in 2000 and 1999.

[2]  CAPITAL LEASES:

     The Company leases certain equipment under capital leases.

     The future minimum lease payments required under these lease obligations are as follows:

              2001 ..........................................   $37,000
              2002 ..........................................    26,000
                                                                -------

              Total minimum lease payments ..................    63,000
              Less amount representing interest .............   (13,000)
                                                                -------
              Present value of minimum lease payments            50,000
                 Less current portion .......................   (27,000)
                                                                --------
              Long-term portion .............................   $23,000
                                                                =======


NOTE K - EMPLOYMENT AGREEMENTS

     In 1998, the Company had employment contracts, expiring through December, 2000 with four (4) of its officers. Contracts provided for aggregate annual base salaries of $150,000 in 2000 and $375,000 in 1999. The agreements also provided certain incentives plus discretionary bonuses in 2000 and 100,000 options to purchase shares of common stock of the Company under the stock option plan.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE K - EMPLOYMENT AGREEMENTS (CONTINUED)

     With the discontinuation of the operations of MTNA in 1999, all the employment contracts were terminated with the exception of the renewal of the employment contract with Chief Executive Officer of the Company. The letter provided for an annual basic salary of $150,000 plus discretionary bonus, expiring on December 31, 2001. This contract has been extended to December 31, 2003.


NOTE L - REDEEMABLE PREFERRED STOCK

     In August, 1996, the Company sold 432,500 shares of Series A nonvoting preferred stock which generated gross proceeds of $865,000, or $2.00 per share. Each share is entitled to a dividend of 8% ($.16) per share and is to be redeemed in August, 2001 at its liquidation value of $2.00 per share plus unpaid accrued dividends. The shares are convertible into the Company's common stock on the basis of one share of common stock for each share of convertible preferred stock.

     In connection with the preferred stock offering, the Company issued warrants expiring in August, 2001 to purchase 51,375 shares of common stock at $2.50 per share. The warrants were valued at a fair value of $50,000. Accordingly, the preferred stock has been recorded at its fair value including the value of the warrants and expenses related to the preferred stock offering as a preferred stock discount, which is to be accreted in annual installments against the preferred stock until the expiration of the warrants.

     During 1999, 50,000 shares of preferred stock were converted into 50,000 shares of common stock.


NOTE M - SERIES B CONVERTIBLE PREFERRED STOCK AND SERIES A SECURED DEBT CONVERTIBLE TO COMMON STOCK

     In January, 2000, the Company was authorized to issue 600,000 Series B convertible preferred stock ("Preferred Stock B") par value $1.00 per share. Each share is entitled to a dividend of 10% of liquidation value $1.00 ($.10) per share and is to be converted on January 15, 2005 unless converted prior thereto. Each holder of Preferred Series B stock is entitled to four votes per share in all matters in which holders of the Company's common stock are entitled to vote.

     Each share of Preferred Series B stock is convertible, at the option of the holder after one year from the issuance date into common stock of the Company. The initial conversion price will be 75% of the market value of the Company's common stock on the day prior to conversion with a maximum conversion price of $.50 per share subject to adjustment as defined.

     The beneficial conversion feature for the 552,757 shares of Series B convertible stock issued in January, 2000, including 36,050 shares issued to a consultant , representing the difference between the conversion price and the fair value of the common stock at the date of issuance was $184,000. Such amount was treated as a preferred stock dividend for accounting purposes in January, 2000, and reflected in the calculation of the per share results attributable to common stockholders. The consultant also received 53,500 3-year warrants exercisable at $.25 per share for services rendered in connection with the exchange of the subordinated notes payable to preferred stock and his preferred stock investment.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE M - SERIES B CONVERTIBLE PREFERRED STOCK AND SERIES A SECURED DEBT CONVERTIBLE TO COMMON STOCK (CONTINUED)

     On November 22, 2000, a stockholder invested $250,000 cash in the Company on a private placement of Series A secured debt convertible to common stock with a 12% interest rate payable in cash or stock annually or at conversion at the option of the holder. This Series A secured debt is secured by the intangible Medifast(R) trademarks. The investor also received a 150,000 stock option priced at $.25 per share with a sales and marketing consulting agreement providing consulting services as it related to the Company's Medifast(R) branded products.


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

     In November, 1997, the Company amended the Plan by increasing the number of shares of the Company's common stock subject to the Plan by an aggregate of 200,000 shares.

     The Company has elected to continue to account for stock option grants in accordance with APB 25 and related interpretations. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

     If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income/(loss) and net income/(loss) per share including pro forma results would have been the amounts indicated below:

                                                      Year Ended December 31,
                                                      -----------------------
                                                       2000             1999
                                                       ----             ----
       Net income/(loss):
          As reported ...........................   $1,303,000      $(3,192,000)
          Pro forma .............................    1,275,000       (3,310,000)
       Net income/(loss) per share:
          As reported:
             Basic ..............................        $.19          $(.60)
             Diluted ............................        $.17             --
          Pro forma:
             Basic ..............................        $.18          $(.60)
             Diluted ............................        $.17             --

     The pro forma effect on net income for 2000 and (loss) for 1999 may not be representative of the pro forma effect on net income/(loss) of future years due to, among other things: (i) the vesting period of the stock options and the (ii) fair value of additional stock options in future years.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE N - STOCK OPTION PLAN (CONTINUED)

     For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                         2000           1999
                                                         ----           ----
              Dividend yield ......................       0%             0%
              Expected volatility .................      0.40           0.40
              Risk-free interest rate .............   5.25%-5.5%     5.67%-5.85%
              Expected life in years ..............      1-5             1-5

     The weighted average fair value at date of grant for options granted during the years 2000 and 1999 were $0.11 and $0.33, respectively, using the above assumptions.

     The following summarizes the stock option activity for the years ended December 31:


                                                                     2000                          1999
                                                                     ----                          ----
                                                                          Weighted                       Weighted
                                                                           Average                       Average
                                                                          Exercise                       Exercise
                                                            Shares          Price         Shares          Price
                                                          ---------       --------       ---------       --------
     Outstanding at beginning of year                      451,000          $1.32         603,500         $1.54
     Options granted                                       445,000           0.25         145,000          0.75
     Options forfeited or expired                         (245,000)          1.42        (297,500)         1.55
                                                          ---------                      ---------

     Outstanding at end of year                            651,000           0.55         451,000          1.32
                                                           =======                        =======

     Options exercisable at year end                       642,667           0.55         450,667          1.32
                                                           =======                        =======

     Options available for grant at end of year             49,000                        249,000
                                                            ======                        =======


     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:


                              Options Outstanding                             Options Exercisable
                              -------------------                             -------------------
                                            Weighted
                                            Average
                                          Contractual       Weighted                         Weighted
        Range of                              Life           Average                         Average
        Exercise           Number          Remaining        Exercise          Number         Exercise
         Prices          Outstanding       (in Years)         Price        Exercisable        Price
        --------         -----------      -----------       --------       -----------       --------
         $0.25           445,000              4.3             $0.25            436,667        $0.25
         $0.75            85,000              3.0             $0.75             85,000        $0.75
         $1.50           121,000              2.1             $1.50            121,000        $1.50
                         -------                                               -------

                         651,000              3.8             $0.55            642,667        $0.55
                         =======                                               =======


MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE O - WARRANTS

     During 2000, the Company issued 101,428 warrants to subordinated note holders and 30,000 warrants to a lender in connection with refinancing a term loan for equipment. These are 3 year warrants to purchase common shares at exercise prices of $.25 per share and $.45 per share, respectively. These warrants were valued at $2,000.

     During 1999, the Company issued 37,500 warrants to subordinated note holders. These are 5 year warrants, to purchase common shares at an exercise price of $.625 per share. The warrants were valued at $1,000.

     The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate 4.15% - 5.90%, dividend yield 0%, volatility 0.40 -0.63, expected life three to five years.

     The Company has the following warrants outstanding for the purchase of its common stock as follows:

                                                               Year Ended
                                                              December 31,
          Exercise                                         --------------------
           Price                Expiration Date              2000         1999
           -----                ---------------            -------      -------

           $.45     November, 2003                          30,000
            .25     January, 2003                          101,428
            .625    September, 2004                         37,500       37,500
           2.50     August, 2001                            51,375       51,375
           2.00     June, 2002                              24,000       24,000
           1.75     February, 2003                          25,000       25,000
           1.50     July, 2003                              60,000       60,000
           1.75     September, 2003                         60,000       60,000
           1.50     October, 2001                           10,000       10,000
                                                           -------      -------
                                                           399,303      267,875
                                                           =======      =======
                    Weighted average exercise price          $1.23        $1.70
                                                           =======      =======

As of December 31, 2000, the warrants were all exercisable.

NOTE P - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1] The Company, like other manufacturers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury.

[2] In 2000, the Company settled all claims with Direct Focus, the successor licensor of Nautilus for $100,000 payable at 3% interest per year over their next 10 years. Direct Focus has the right to purchase product and Jason can reduce notes payable by 20% of each invoice amount of product purchased.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE P - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

[3] Net sales of $3,898,000 for the year ended December 31, 2000 include sales of $455,000 to a major customer representing 11.7% of net sales.


NOTE Q - OTHER INCOME

     Included in other income in 1999 is $200,000 received by the Company in an out of court settlement of a lawsuit initiated by the Company.


NOTE R - EXTRAORDINARY ITEM

     During the year ended December 31, 2000, the Company extinguished two
(2) notes payable totaling $547,000 plus accrued expenses of $181,000 for a cash settlement of $125,000. Total gain on extinguishment of debt of $603,000 is presented as an extraordinary item with no tax effect due to the Company's net operating loss carryforward position.


NOTE S - FOURTH QUARTER AUDIT ADJUSTMENTS

     In connection with the Company's restructuring of its operations and negotiations with vendors and other creditors (Note R), debt existing at December 31, 1999 was extinguished in the year ended December 31, 2000. The interim 2000 financial statements for the periods ended June 30 and September 30, 2000 did not properly reflect these transactions as extraordinary items. The effect of such adjustments is to decrease (increase) income (loss) before extraordinary items and increase extraordinary items for the periods as restated below.


                                         Three Month Period Ended          Six Month Period Ended
                                               June 30, 2000                    June 30, 2000
                                      -----------------------------    -----------------------------
                                      As Originally        As          As Originally         As
                                         Reported       Restated          Reported        Restated
                                      -------------   -------------    -------------   -------------
Net Sales                             $     931,000   $     931,000    $   1,906,000   $   1,906,000
Cost of sales                              (441,000)       (441,000)        (886,000)       (886,000)
Selling, general and administrative
expenses                                   (502,000)       (502,000)        (858,000)       (858,000)
                                     ---------------------------------------------------------------
Loss from operations before other
income                                      (12,000)        (12,000)         162,000         162,000
Other income (expenses)                     251,000        (217,000)         365,000        (103,000)
                                     ---------------------------------------------------------------
Income (loss) before extraordinary
item                                        239,000        (229,000)         527,000          59,000
Extraordinary item                             --           468,000             --           468,000
                                     ---------------------------------------------------------------
Net income (loss)                     $     239,000   $     239,000    $     527,000   $     527,000
                                     ===============================================================


MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE S - FOURTH QUARTER AUDIT ADJUSTMENTS (CONTINUED)



                                                     Three Month Period Ended         Nine Month Period Ended
                                                         September 30, 2000              September 30, 2000
                                                  -----------------------------    -----------------------------
                                                  As Originally         As         As Originally         As
                                                     Reported        Restated         Reported        Restated
                                                  -------------   -------------    -------------   -------------
            Net Sales                             $   1,090,000   $   1,090,000    $   2,996,000   $   2,996,000
            Cost of sales                              (602,000)       (602,000)      (1,489,000)     (1,489,000)
            Selling, general and administrative
            expenses                                   (448,000)       (448,000)      (1,306,000)     (1,306,000)
                                                 ---------------------------------------------------------------
            Loss from operations before other
            income                                       40,000          40,000          201,000         201,000
            Other income (expenses)                     123,000         (12,000)         489,000        (114,000)
                                                 ---------------------------------------------------------------
            Income (loss) before extraordinary
            item                                        163,000          28,000          690,000          87,000
            Extraordinary item                             --           135,000             --           603,000
                                                 ---------------------------------------------------------------
            Net income (loss)                     $     163,000   $     163,000    $     690,000   $     690,000
                                                 ===============================================================
