Form 10QSB
period 2001-03-31
MEDIFAST INC
filed 2001-05-14
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001                 Commission File No. 0-23016

                                 Medifast, Inc.
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

Number of shares outstanding of Registrant's Common Stock, as of
March 31, 2001:   6,524,531 shares
                  ----------------

                                      Index


PART I

FINANCIAL INFORMATION:

     Condensed Consolidated Balance Sheet -
         March 31, 2001 (unaudited) and December 31, 2000 ..................   3

     Condensed Consolidated Statement of Operations -
         Three Months Ended March 31, 2001 (unaudited) and 2000 ............   4

     Condensed Consolidated Statement of Cash Flows -
         Three Months Ended March 31, 2001 (unaudited) and  2000 ...........   5

     Notes to Condensed Consolidated Financial Statements ..................   6

     Management Discussion and Analysis of Financial Condition
         and Results of Operations .........................................   8

PART II

     Other Information .....................................................   9

     Signature Page ........................................................  10


                                            MEDIFAST, INC. AND SUBSIDIARY
                                        CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                              March 31, 2001       December 31, 2000
                                                                               (Unaudited)
ASSETS
Current assets:
    Cash ..................................................................    $   416,000            $   302,000
    Accounts receivable, net of allowance for doubtful accounts $7,642 ....        469,000                252,000
    Merchandise inventory .................................................        686,000                611,000
    Prepaid expenses and other current assets .............................         30,000                 15,000
    Deferred tax asset ....................................................        279,000                279,000
                                                                               -----------            -----------
         Total Current Assets                                                    1,880,000              1,459,000

Property, plant and equipment - net .......................................        863,000                914,000
Other assets ..............................................................        248,000                244,000
Deferred tax asset ........................................................        508,000                508,000
                                                                               -----------            -----------
         TOTAL ASSETS .....................................................    $ 3,499,000            $ 3,125,000
                                                                               ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of obligations under capital lease .................    $    27,000            $    27,000
    Current maturities of long-term obligations ...........................        399,000                342,000
    Accounts payable and accrued expenses .................................        410,000                348,000
                                                                               -----------            -----------
    Total Current Liabilities .............................................        836,000                717,000

Obligations under capital leases less current maturities...................         10,000                 23,000
Long-term obligations less current maturities .............................        567,000                550,000
                                                                               -----------            -----------
         Total Liabilities ................................................      1,413,000              1,290,000
                                                                               -----------            -----------
Commitments and contingencies:

Redeemable convertible 8% preferred stock;
    par value $.001; 2,000,000 authorized;
    317,500 issued and outstanding, redemption value $635,000 .............        630,000                625,000
                                                                               -----------            -----------
Stockholders' Equity

Common stock; par value $.001 per share; 10,000,000 authorized; 6,524,531 issued at March 31, 2001 and
    6,524,531 issued at December 31, 2000 .................................          7,000                  7,000
Additional paid-in capital ................................................      8,972,000              8,972,000
Series B redeemable convertible preferred stock; par value $1.00;
    542,957 shares issued .................................................        553,000                553,000
Accumulated deficit .......................................................     (8,076,000)            (8,322,000)
                                                                               -----------            -----------
    Total capital .........................................................      1,456,000              1,210,000
                                                                               -----------            -----------
TOTAL LIABILITIES & STOCKHOLDER EQUITY ....................................    $ 3,499,000            $ 3,125,000
                                                                               ===========            ===========


                         MEDIFAST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                    Three Months Ended March 31,
                                                         2001           2000
                                                     (Unaudited)    (Unaudited)

Revenue   (Note below)............................  $ 1,324,000    $   975,000
Cost of sales.....................................      559,000        446,000
                                                    -----------       --------
Gross Profit......................................      765,000        529,000
Selling, general, and administration..............      432,000        356,000
                                                    -----------       --------

Income from operations............................      333,000        173,000
Other income/(expenses)
    Interest expense, net.........................      (63,000)       (63,000)
    Other income/(expense)........................        2,000        178,000
                                                    -----------       --------
                                                        (61,000)       115,000
                                                    -----------       --------

Net income                                              272,000        288,000

Less:    Stock dividend on preferred stock........      (22,000)       (13,000)
         Accretion of preferred stock.............       (5,000)        (5,000)
                                                    -----------       --------
                                                        (27,000)       (18,000)
                                                    -----------       --------

Net income attributable to common shareholders ...      245,000        270,000

Basic earnings per share..........................  $       .04    $       .05
Diluted earnings per share .......................  $       .03    $       .05
                                                    ===========    ===========

Weighted average common shares outstanding-
Basic    .........................................    6,524,531      5,524,531
Diluted  .........................................    8,435,291      5,524,531

Cost of goods sold for the three months ended March 31, 2000 includes a change in estimate of the inventory obsolescence totaling $95,000. The gross profit without regard to this adjustment is $434,000, which corresponds to a gross profit percentage of 44.5%.


                         MEDIFAST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        Three Months Ended March 31,
                                                                             2001         2000
                                                                         (Unaudited)   (Unaudited)

Cash Flow from Operating Activities:
    Net income.......................................................     $ 272,000     $ 288,000
         Depreciation & amortization.................................        58,000        50,000

    Changes in assets and liabilities:
         (Increase)/decrease in accounts receivable..................      (217,000)     (131,000)
         (Increase)/decrease in inventory............................       (75,000)       22,000
         (Increase)/decrease in prepaid expenses.....................       (15,000)       20,000
         (Increase)/decrease in other assets.........................        (4,000)      (88,000)
         Increase/(decrease) in A/P and accrued expenses.............        62,000      (358,000)
                                                                          ---------     ---------
    Net Cash provided by (used in) Operating Activities..............        81,000      (197,000)
                                                                          ---------     ---------

Cash Flow from Investing Activities:
         Purchase of equipment/leasehold improvements................        (7,000)      (45,000)
                                                                          ---------     ---------
         Net Cash (used in) Investing Activities.....................        (7,000)      (45,000)
                                                                          ---------     ---------

Cash Flow from Financing Activities:
    Increase in credit...............................................       350,000       184,000
    Repayment of capital lease obligations...........................       (13,000)       (7,000)
    Principal repayments of long-term debt...........................      (276,000)            0
    Issuance of Series B redeemable convertible preferred............             0       168,000
    Dividend on preferred stock......................................       (21,000)      (13,000)
                                                                          ---------     ---------
         Net Cash provided by (used in) Financing Activities:........        40,000       332,000
                                                                          ---------     ---------

NET INCREASE/(DECREASE) IN CASH......................................       114,000        90,000

Cash and cash equivalents at beginning of period.....................       302,000       154,000
                                                                          ---------     ---------

Cash and cash equivalents at end of period...........................       416,000       244,000
                                                                          =========     =========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
         Interest....................................................        55,000        63,000
                                                                          ---------     ---------
    Total............................................................     $  55,000     $  63,000


In 2000, the Company converted $375,000 of Subordinated notes payable and raised an additional $168,000 issuing Series B redeemable convertible preferred stock in the amount of $543,000.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1.   Basis of Presentation

The information contained herein with respect to the three month period ended March 31, 2001 and 2000 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles for financial statements. Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three-month periods ended March 31, 2001 and 2000. The results are not necessarily indicative of results to be expected for the year.

     2.   Series A Redeemable Convertible Preferred Stock

Series A preferred stock was issued in July, 1996, at $2.00 per share. Holders are entitled to 8% cumulative annual dividend and, at their option, may convert their shares to common stock at any time at a rate of $2.00 per share. The resolutions of the Board of Directors state the Company shall redeem the stock on July 31, 2001 at $2.00 per share or, if later, the date the funds necessary for redemption at the redemption price have been made available therefore. GE Capital and Mercantile-Safe Deposit & Trust Company are the secured creditors of Jason Pharmaceuticals, Inc., a wholly owned subsidiary of Medifast, Inc. Current bank covenants restrict the amount of cash that the parent, Medifast, Inc., can request from Jason Pharmaceuticals, Inc. It is the intent of the Board of Directors to redeem all Series A preferred stock when cash is available to the parent. Dividends will continue to be paid according to the terms of the prospectus until funds are available to Medifast, Inc. Shareholders of Series A preferred stock may convert their stock at any time at $2.00 per share.

A stockholder requested that the Board consider an incentive to convert this debt to equity. The Board of Directors has approved the following (Option 1):

     "Consent of the Medifast, Inc. Board of Directors to provide an incentive for Series A Preferred stockholders to convert to common stock.

     BE IT RESOLVED, that the members of the Medifast, Inc. Board of Directors hereby agree to allow the holders of Series A Preferred stock to convert their shares to common stock at $1.00 per share and receive a bonus of an additional years dividend payable on July 31, 2002. This conversion offer of Series A Preferred stock from debt to equity must be executed by July 31, 2001 or the offer expires and the original terms of the Series A Preferred Stock Agreement will remain in place."

     Subsequently, another stockholder suggested an alternative incentive option that the Board of Directors has approved (Option 2).

     "Consent of the Medifast, Inc. Board of Directors to provide an incentive for Series A Preferred stockholders to convert to common stock.

BE IT RESOLVED, that the members of the Medifast, Inc. Board of Directors hereby agree to allow the holders of Series A Preferred stock to convert their shares to common stock at $.75 per share without additional dividends. This conversion offer of Series A Preferred stock from debt to equity must be executed by July 31, 2001 or the offer expires and the original terms of the Series A Preferred Stock Agreement will remain in place.

     3.   Income (loss) per common share:

Basic income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic income per share excludes any dilutive effects of options, warrants and other stock-based compensation.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

First quarter revenue for 2001 of $1,324,000 increased by $349,000 (36%) from $975,000 for the first quarter of 2000.

Cost of sales for the first quarter of 2001 increased by $113,000 (25%) from 2000 primarily due to the Company realizing reduced manufacturing costs and new plant efficiencies at its Owings Mills facility and the change in the estimate of inventory obsolescence. Similarly, improved cost controls were the most significant factor for the 45% increase in gross profit from the first quarter of 2001 over the previous year. Selling, general and administrative expenses for the first quarter of 2001 increased $76,000 (21%) over the same quarter of 2000 due to increased advertising and promotion costs on Medifast(R) branded products.

Income from operations for the first quarter of 2001 is $333,000, $160,000 more than same period last year and is attributable to increased margins of Medifast(R) clinical products and to the reduced operating expenses related to the lower monthly lease costs recently negotiated for its Owings Mills facility, lower utility and telephone costs and increased efficiencies related to maintaining a smaller space without giving up manufacturing capacity.

Net income for the three month period is $272,000 which is $16,000 less than the $288,000 income for the first quarter of 2000. Higher margins on existing revenues and teleweb sales are the basis of the improved operating results and income.

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

o GE Capital and Mercantile are the premier lenders in the Baltimore market and their confidence in the Company is indicative of the financial turnaround of Medifast, Inc. and the local financial community's support of the Company's business plan and management team. The Company paid off the loan with Star Financial Limited Partnership with part of the proceeds of this loan. This financial package will significantly reduce financing costs of the Company's debt for the remainder of the year 2001.

The Company believes that raising additional capital or forming a strategic partnership is an essential element of its plan. Inability to raise funds or form a strategic partnership will negatively affect the Company's ability to succeed with its overall plan. There is no assurance that the Company will be able to raise additional capital.

The Company had working capital of $765,000 on March 31, 2001 compared with $463,000 at December 31, 2000. The $302,000 net increase reflects the profits of $333,000. The company has sufficient cash flow from operations to fund its current business plan.

INFLATION

To date, inflation has not had a material effect on the Company's business.

                            ITEM 5. OTHER INFORMATION

LITIGATION: The Company is the Plaintiff against Century Industries, et al, and Mr. Carl Valore (former attorney), Mrs. Beverly Valore (a former Director), Mr. William Money (former consultant), and Mr. Reed Vordenberg, the former President of HealthRite, Inc. The Company received a summary judgment in favor of Jason Pharmaceuticals, Inc., its subsidiary, for over $383,000 against Worldwide Universal Health Network, the predecessor in merger and interest to Century Industries, which is in voluntary Chapter 11, and which the court appointed a trustee on March 26, 2001. The company believes that the summary judgment and the memorandum opinion of the court provide the basis for the dismissal of the remaining counterclaims in the future.

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