Form 10QSB
period 2001-06-30
MEDIFAST INC
filed 2001-07-26
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001                  Commission File No. 0-23016


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

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK,
  AS OF JUNE 30, 2001:                                      6,524,531 SHARES

                                      INDEX


PART I
FINANCIAL INFORMATION:

      Condensed Consolidated Balance Sheet -
          June 30, 2001 (unaudited) and December 31, 2000 ................... 3

      Condensed Consolidated Statement of Operations -
          Three and Six Months Ended June 30, 2001 and 2000 (unaudited) ..... 4

      Condensed Consolidated Statement of Cash Flows -
          Six Months Ended June 30, 2001 and 2000 (unaudited) ............... 5

      Notes to Condensed Consolidated Financial Statements .................. 6

      Management Discussion and Analysis of Financial Condition
          and Results of Operations ......................................... 7


PART II

      Signature Page ........................................................ 9

                                 MEDIFAST, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         June 30, 2001   December 31, 2000
                                                         -------------   -----------------
                                                          (Unaudited)
ASSETS
Current assets:
  Cash .................................................   $   385,000      $   102,000
  Certificates of Deposit ..............................       207,000          200,000
  Accounts receivable, net of allowance ................       359,000          252,000
  Merchandise inventory ................................       714,000          611,000
  Prepaid expenses and other current assets ............        80,000           15,000
  Deferred tax asset ...................................       279,000          279,000
                                                           -----------      -----------
      Total Current Assets .............................     2,024,000        1,459,000

Property, plant and equipment - net ....................       808,000          914,000
Other assets ...........................................       239,000          244,000
Deferred tax asset .....................................       508,000          508,000
                                                           -----------      -----------
      TOTAL ASSETS .....................................   $ 3,579,000      $ 3,125,000
                                                           -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of obligations under capital lease    $    24,000      $    27,000
  Current maturities of long-term obligations ..........       415,000          342,000
  Accounts payable and accrued expenses ................       351,000          348,000
  Other Current Liabilities ............................         7,000                0
                                                           -----------      -----------
  Total Current Liabilities ............................       797,000          717,000

Obligations under capital leases less current maturities        15,000           23,000
Long-term obligations less current maturities ..........       542,000          550,000
                                                           -----------      -----------
      Total Liabilities ................................     1,354,000        1,290,000
                                                           -----------      -----------

Commitments and contingencies:

Redeemable convertible 8% preferred stock;
  par value $.001; 2,000,000 authorized;
  317,500 shares issued and outstanding,
  redemption value $635,000 ............................       635,000          625,000
                                                           -----------      -----------

Stockholders' Equity

Common stock; par value $.001 per share; 10,000,000
  authorized; 6,524,531 shares issued and outstanding
  at June 30, 2001 and December 31, 2000 ...............         7,000            7,000
Additional paid-in capital .............................     8,972,000        8,972,000
Series B convertible preferred stock; par value $1.00
  552,757 shares issued and outstanding ................       553,000          553,000
Accumulated deficit ....................................    (7,942,000)      (8,322,000)
                                                           -----------      -----------
      Total capital ....................................     1,590,000        1,210,000
                                                           -----------      -----------
TOTAL LIABILITIES & STOCKHOLDER EQUITY .................   $ 3,579,000      $ 3,125,000
                                                           ===========      ===========

                                 MEDIFAST, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                 --------------------------    --------------------------
                                                     2001           2000           2001           2000
                                                 -----------    -----------    -----------    -----------
                                                         (Unaudited)                  (Unaudited)

Revenue ......................................   $ 1,332,000    $   931,000    $ 2,656,000    $ 1,906,000
Cost of sales ................................       641,000        441,000      1,200,000        886,000
                                                 -----------    -----------    -----------    -----------
Gross Profit .................................       691,000        490,000      1,456,000      1,020,000
Selling, general, and administration .........       502,000        502,000        933,000        858,000
                                                 -----------    -----------    -----------    -----------

Income/(Loss) from operations ................       189,000        (12,000)       523,000        162,000
                                                 -----------    -----------    -----------    -----------
Other income/(expenses)
  Interest expense ...........................       (58,000)       (19,000)      (120,000)       (82,000)
  Other income (expense) .....................        28,000       (198,000)        30,000        (21,000)
                                                 -----------    -----------    -----------    -----------

Income (loss) before extraordinary item ......       159,000       (229,000)       433,000         59,000
Extraordinary item - extinquishment of debt ..             0        468,000              0        468,000
                                                 -----------    -----------    -----------    -----------

Net income ...................................       159,000        239,000        433,000        527,000
Less:  Stock dividend on preferred stock .....       (21,000)       (12,000)       (43,000)       (24,000)
       Accretion of preferred stock ..........        (5,000)        (5,000)       (10,000)       (10,000)
                                                 -----------    -----------    -----------    -----------
Net income attributable to common shareholders   $   133,000    $   222,000    $   380,000    $   493,000
                                                 -----------    -----------    -----------    -----------

Basic earnings (loss) per share
  Income before extraordinary item ...........   $       .02    $      (.04)   $       .06    $       .01
  Extraordinary item .........................           .00            .08            .00            .08
                                                 -----------    -----------    -----------    -----------
  Net income (loss) per share ................   $       .02    $       .04    $       .06    $       .09

Diluted earnings (loss) per share
  Income before extraordinary item ...........   $       .02    $      (.03)   $       .05    $       .01
  Extraordinary item .........................           .00            .06            .00            .06
                                                 -----------    -----------    -----------    -----------
  Net income (loss) per share ................   $       .02    $       .03    $       .05    $       .07

Weighted average shares outstanding -
  Basic ......................................     6,524,531      5,524,531      6,524,531      5,524,531
  Diluted ....................................     8,445,091      7,236,482      8,445,091      7,135,232

                                 MEDIFAST, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              Six Months Ended June 30,
                                                             ---------------------------
                                                               2001              2000
                                                             ---------         ---------
                                                            (Unaudited)       (Unaudited)

Cash Flow from Operating Activities:
  Net income/(loss) ......................................   $ 433,000         $ 527,000
    Depreciation & amortization ..........................     113,000           107,000

  Changes in assets and liabilities:
    (Increase) in accounts receivable ....................    (108,000)         (119,000)
    (Increase) in inventory ..............................    (103,000)         (119,000)
    (Increase) in prepaid expenses & other current assets      (72,000)          (47,000)
    (Increase)/Decrease in other assets ..................       6,000           (91,000)
    (Decrease)/Increase in A/P and accrued expenses ......       8,000          (386,000)
                                                             ---------         ---------
  Net Cash provided by and used in Operating Activities ..     277,000          (128,000)
                                                             ---------         ---------

Cash Flow from Investing Activities:
  Purchase of equipment ..................................      (7,000)         (100,000)
                                                             ---------         ---------
    Total Cash Flow from Investing Activities ............      (7,000)         (100,000)
                                                             ---------         ---------

Cash Flow from Financing Activities:
  Increase in credit line (net) ..........................      81,000                 0
  Repayment of capital lease obligations .................     (11,000)                0
  Principal repayment of long term debt ..................     (15,000)          (27,000)
  Issuance of Series B Redeemable Convertible Preferred ..           0           168,000
  Dividends paid on preferred stock ......................     (42,000)                0
                                                             ---------         ---------
    Net Cash provided by and used in Financing Activities:      13,000           141,000
                                                             ---------         ---------

NET INCREASE/(DECREASE) IN CASH ..........................     283,000           (87,000)

Cash and cash equivalents at beginning of period .........     102,000           154,000
                                                             ---------         ---------

Cash and cash equivalents at end of period ...............     385,000            67,000
                                                             =========         =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest .............................................      29,000            95,000
    Income Taxes .........................................           0                 0
                                                             ---------         ---------
  Total ..................................................   $  29,000         $  95,000

Supplemental disclosure of non-cash investing and financial activities:
  Conversion of subordinated notes payable to
    convertible preferred stock ..........................                       375,000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

     1. Basis of Presentation

The information contained herein with respect to the three month periods and six month periods ended June 30, 2001 and 2000 has been reviewed by the independent auditors and was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles. Included are the adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the three month periods and six month periods ended June 30, 2001 and 2000. The results are not necessarily indicative of results to be expected for the year.


     2. Restatement of Consolidated Statement of Operations

The information contained herein with respect to the three (3) month and six (6) month periods ended June 30, 2000 has been restated to reclassify extinguishment of debt in the periods as extraordinary items.


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

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL


SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Revenues for the first six months of 2001 were $2,656,000. This represented a increase of $750,000 (39.4%) from the $1,906,000 reported for the six month period ending June 30, 2000. This increase resulted from an increase in teleweb sales directly to patients of the Company's medical practitioners on the Lifestyles(R) program. Cost of sales for the first half of 2001 increased by $314,000 (35.4%) from 2000. Gross profit for the first half of 2001 increased by $436,000 (42.7%) from 2000 due to sales of higher margin products. Selling, general and administrative expenses for the first half of 2001 of $933,000 increased by $75,000 (8.7%) over the same period of 2000 as a result of increased advertising and the costs of improving customer service while the Company maintained overall better cost controls

The net profit from operations for the first six months of 2001 is $523,000, which is $361,000 greater than the same period last year. The operating profit is attributable primarily to a focused sales and marketing strategy using the Internet and improved digital printing and telephone technology to improve the quality and profitability of physician sales. Increased sales via Medifast Direct and the Internet to service medical practitioners and their patients significantly improved margins to over 50%. The net profit for the six month period is $433,000 which is $94,000 less than the $527,000 profit for the first half of 2000; however, $468,000 was an extraordinary item. Management significantly improved the balance sheet and profitability by refinancing the long term debt on more favorable terms to the Company. Interest expense was $120,000 during the six month period ending June 30, 2001 as compared to $82,000 for the same period in 2000. The difference was attributable to higher levels of borrowing to fund the Company's product development and its advertising programs.


THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Second quarter revenues for 2001 of $1,332,000 increased by $401,000 (43.1%) from $931,000 for the three month period ended June 30, 2000. Cost of sales for the period was $641,000, an increase of $200,000 (45.4%) from $441,000 during the same period of 2000. Gross profits of $691,000 for the second quarter of 2001 increased by $201,000 (41.0%) from $490,000 in the second quarter of 2000. During the quarter the Company experienced a profit from operations of $189,000 compared to a loss of $12,000 for the second quarter of 2000. The net profit for the second quarter of 2001 was $159,000 compared to a net profit of $239,000 in the second quarter of 2000 which included an extraordinary item of $468,000.

SEASONALITY

The Company's weight management products and programs are subject to seasonality. Traditionally the holiday season in November/December of each year are considered poor for diet control products and services. January and February generally show increases in sales.

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

o GE Capital loaned Jason Pharmaceuticals, Inc. $300,000 secured by equipment with a 4-year term at a fixed rate of 11.65% interest. Loan covenants restrict the amount of cash that can be used for Corporate purposes.

The Company believes that raising additional capital or forming a strategic partnership is an essential element of its plan. The Company is currently engaged in negotiations with three (3) major consumer product companies related to investment, supplier contracts, and/or strategic partnerships. Inability to raise funds or form a strategic partnership will negatively affect the Company's ability to succeed with its overall plan. There is no assurance that the Company will be able to raise additional capital.

The Company had working capital of $1,227,000 on June 30, 2001 compared with $742,000 at December 31, 2000. The $485,000 net increase reflects the profits in the first and second quarter income from operations. The Company has sufficient cash flow from operations to fund its current business plan.

The Company has authorized the issue of Series "C" Preferred Convertible stock, subordinate to Series "A" until converted or redeemed. The Company has authorized a $1,000,000 offering at $1.00 per share convertible at $.50 a share within five (5) years paying a dividend of 10% in cash or stock annually. Series "A" shareholders have the option to roll into this offering. Proceeds of this offering will be used to convert or retire Series "A" Preferred stock, fund equipment and manufacturing software development, and capitalize the 2001/2002 Medifast Branded advertising program.

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

Series A Preferred Stock: Series A preferred stock was issued in July, 1996, at $2.00 per share. Holders are entitled to 8% cumulative annual dividend and, at their option, may convert their shares to common stock at any time at a rate of $2.00 per share. The resolutions of the Board of Directors state the Company shall redeem the stock on July 31, 2001 at $2.00 per share or, if later, the date the funds necessary for redemption at the redemption price have been made available therefore. GE Capital and Mercantile-Safe Deposit & Trust Company are the secured creditors of Jason Pharmaceuticals, Inc., a wholly owned subsidiary of Medifast, Inc. Current bank covenants restrict the amount of cash that the parent, Medifast, Inc., can request from Jason Pharmaceuticals, Inc. It is the intent of the Board of Directors to redeem all Series A preferred stock when cash is available to the parent. Dividends will continue to be paid according to the terms of the prospectus until funds are available to Medifast, Inc. Shareholders of Series A preferred stock may convert their stock at any time at $2.00 per share. The Board of Directors has authorized two (2) conversion options to induce Series "A" shareholders to convert. It also authorized a rollover option into Series C Preferred Convertible Stock.

The ability of the Company to redeem Series "A" shareholders in the near term according to the independent auditors is as follows:

"Medifast, Inc. (the "Company") made a significant turnaround in 2000 and the first six months of 2001 driven by the profitability of Jason Pharmaceuticals, Inc. ("Jason"), its wholly owned, operating subsidiary. Management has taken a number of actions that have resulted in increasing Jason's gross profit from 45% in 1999 to 50% in 2000 and 54.8% in the first six months of 2001. Sales targets have also been met in the first six months of 2001, with Jason's sales increasing by $750,000 over the same period in 2000. However, selling, general and administrative expenses and interest expense have remained at levels that continue to impact the net income of the Company. The operating trends are very positive and the Company has worked through the problems that threatened its viability in 1999. It is clear to us that the Company needs to continue funding its marketing efforts with the cash that is currently available in order to increase volume and ultimately, net income. Redemption of the Company's Series A Convertible Preferred Stock at this time would seriously inhibit its ability to do so and would, at the same time, jeopardize the Company's relationships with its major creditors. If current trends continue, sufficient cash should be generated to redeem the Series A Convertible Preferred Stock within the one-year extension period; especially considering that a few Series A shareholders have indicated they will convert their shares to common stock or purchase Series C Preferred Stock."

The Board of Directors has extended the terms and conditions of Series "A" Preferred Stock for a period of one (1) year, through July 31, 2002. The Board has directed management to raise additional capital and to put a minimum of $200,000 in Certificates of Deposit by 12/31/01 to assist in the redemption of Series "A" Preferred stockholders. The Board also authorizes the issuance of Series "C" Preferred Stock in subordination to Series "A" until redeemed. The Company will immediately redeem Series "A" Preferred Stock as soon as cash is available. Partial redemption is also authorized based on cash availability and consultation with the Committee of Series A shareholders. The Company is optimistic that it can raise capital in the near term to satisfy the redemption demands of selected stockholders.

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

                                             Medifast Inc.
                                               (Registrant)


                                             /s/ Bradley T. MacDonald
                                             ------------------------
                                             Bradley T. MacDonald
                                             Chairman & CEO