Form 10QSB
period 2001-09-30
MEDIFAST INC
filed 2001-10-31
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001             Commission File No. 0-23016

                                 Medifast, Inc.
              (Exact name of small business issuer in its charter)

          Delaware                                             13-3714405
--------------------------------                           ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

11445 Cronhill Drive, Owings Mills, MD                           21117
--------------------------------------                         ----------
  (Address of principal offices)                               (Zip Code)

Registrant's telephone number, including Area Code:           (410) 581-8042
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

                           Yes  X    No
                              ------   -----

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S
  COMMON STOCK, AS OF SEPTEMBER 30, 2001:                     6,524,531 SHARES
                                                              ----------------

                                      Index

PART I
FINANCIAL INFORMATION:

   Condensed Consolidated Balance Sheet -
     September 30, 2001 (unaudited) and December 31, 2000....................  3

   Condensed Consolidated Statement of Operations -
     Three and Nine Months Ended September 30, 2001 and 2000 (unaudited).....  4

   Condensed Consolidated Statement of Cash Flows -
     Nine Months Ended September 30, 2001 and 2000 (unaudited)...............  5

   Notes to Condensed Consolidated Financial Statements......................  6

   Management Discussion and Analysis of Financial Condition
     and Results of Operations...............................................  7


PART II

   Signature Page............................................................ 10

                                 MEDIFAST, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       September 30,     December 31,
                                                                           2001              2000
                                                                       -----------       -----------
                                                                       (Unaudited)
ASSETS
Current assets:
  Cash ..........................................................      $   502,000       $   102,000
  Certificates of Deposit .......................................          210,000           200,000
  Accounts receivable, net of allowance .........................          348,000           252,000
  Merchandise inventory .........................................          589,000           611,000
  Prepaid expenses and other current assets .....................          105,000            15,000
  Deferred tax asset ............................................          279,000           279,000
                                                                       -----------       -----------
    Total Current Assets ........................................        2,033,000         1,459,000

Property, plant and equipment--net ..............................          807,000           914,000
Other assets ....................................................          227,000           244,000
Deferred tax asset ..............................................          508,000           508,000
                                                                       -----------       -----------
    TOTAL ASSETS ................................................      $ 3,575,000       $ 3,125,000
                                                                       ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of obligations under capital lease .........      $    46,000       $    27,000
  Current maturities of long-term obligations ...................          357,000           342,000
  Accounts payable and accrued expenses .........................          372,000           348,000
  Other Current Liabilities .....................................           34,000                 0
                                                                       -----------       -----------
  Total Current Liabilities .....................................          809,000           717,000

Obligations under capital leases less current maturities ........                0            23,000
Long-term obligations less current maturities ...................          571,000           550,000
                                                                       -----------       -----------
  Total Liabilities .............................................        1,380,000         1,290,000
                                                                       -----------       -----------

Commitments and contingencies:

Redeemable convertible 8% preferred stock;
  par value $.001; 2,000,000 authorized;
  75,000 shares issued and outstanding, redemption value
  $150,000 ......................................................          150,000           625,000
                                                                       -----------       -----------

Stockholders' Equity

Common stock; par value $.001 per share; 10,000,000
  authorized; 6,524,531 shares issued and outstanding
  at Sept. 30, 2001 and December 31, 2000 .......................            7,000             7,000
Additional paid-in capital ......................................        8,972,000         8,972,000
  Series C convertible preferred stock, stated value $1
    315,000 shares issued and outstanding .......................          315,000                 0
  Series B convertible preferred stock; stated value $1
    552,757 shares issued and outstanding .......................          553,000           553,000
  Accumulated deficit ...........................................       (7,802,000)       (8,322,000)
                                                                       -----------       -----------
      Total capital .............................................        2,045,000         1,210,000
                                                                       -----------       -----------
  TOTAL LIABILITIES & STOCKHOLDER EQUITY ........................      $ 3,575,000       $ 3,125,000
                                                                       ===========       ===========

                                  MEDIFAST, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                     Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                    -----------------------------       -----------------------------
                                                        2001             2000              2001              2000
                                                    -----------       -----------       -----------       -----------
                                                            (Unaudited)                         (Unaudited)
Revenue .......................................     $ 1,221,000       $ 1,090,000       $ 3,877,000       $ 2,996,000
Cost of sales .................................         434,000           602,000         1,634,000         1,489,000
                                                    -----------       -----------       -----------       -----------
Gross Profit ..................................         787,000           488,000         2,243,000         1,507,000
Selling, general, and administration ..........         624,000           448,000         1,558,000         1,306,000
                                                    -----------       -----------       -----------       -----------

Income from operations ........................         163,000            40,000           685,000           201,000
                                                    -----------       -----------       -----------       -----------
Other income/(expenses)
  Interest expense ............................         (39,000)          (47,000)         (160,000)         (128,000)
  Other income (expense) ......................          11,000            35,000            41,000            14,000
                                                    -----------       -----------       -----------       -----------

Income before extraordinary item ..............         134,000            28,000           567,000            87,000
Extraordinary item--extinguishment of debt ....               0           135,000                 0           603,000
                                                    -----------       -----------       -----------       -----------

Net income ....................................         134,000           163,000           567,000           690,000
Less: Stock dividend on preferred stock .......           6,000            (5,000)          (37,000)          (14,000)
      Accretion of preferred stock ............               0           (21,000)          (10,000)          (47,000)
                                                    -----------       -----------       -----------       -----------

Net income attributable to common shareholders.     $   140,000       $   137,000       $   520,000       $   629,000
                                                    ===========       ===========       ===========       ===========

Basic earnings per share
  Income before extraordinary item ............     $       .02       $       .00       $       .08       $       .00
  Extraordinary item ..........................             .00               .02               .00               .11
  Net income per share ........................             .02               .02               .08               .11

Diluted earnings  per share
  Income before extraordinary item ............     $       .02       $       .00       $       .07       $       .01
  Extraordinary item ..........................             .00               .02               .00               .08
  Net income  per share .......................             .02               .02               .07               .09

Weighted average shares outstanding--
   Basic ......................................       6,524,531         5,524,531         6,524,531         5,524,531
  Diluted .....................................       8,493,162         7,415,091         8,461,232         7,229,199

                                 MEDIFAST, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                             2001           2000
                                                                          ---------       ---------
                                                                         (Unaudited)     (Unaudited)
Cash Flow from Operating Activities:
  Net income .......................................................      $ 567,000       $ 690,000
    Depreciation & amortization ....................................        140,000         188,000

  Changes in assets and liabilities:
    (Increase) in accounts receivable ..............................        (96,000)        (13,000)
    (Increase) in inventory ........................................         22,000          13,000
    (Increase) in prepaid expenses & other current assets ..........       (100,000)        (47,000)
    (Increase)/Decrease in other assets ............................         17,000         (92,000)
    (Decrease)/Increase in A/P and accrued expenses ................         64,000        (353,000)
                                                                          ---------       ---------
  Net Cash provided by and used in Operating Activities ............        614,000         386,000
                                                                          ---------       ---------

Cash Flow from Investing Activities:
  Purchase of equipment ............................................        (33,000)       (123,000)
                                                                          ---------       ---------
    Total Cash Flow from Investing Activities ......................        (33,000)       (123,000)
                                                                          ---------       ---------

Cash Flow from Financing Activities:
  Increase in credit line (net) ....................................         81,000               0
  Repayment of capital lease obligations ...........................         (5,000)              0
  Redemption Series "A" ............................................       (170,000)              0
  Issuance of Series B Redeemable Convertible Preferred ............              0         168,000
  Proceeds from long term debt......................................         25,000               0
  Payment of Debt ..................................................        (70,000)       (481,000)
  Dividends paid on preferred stock ................................        (42,000)              0
                                                                          ---------       ---------
    Net Cash provided by and used in Financing Activities: .........       (181,000)        313,000
                                                                          ---------       ---------

NET INCREASE/(DECREASE) IN CASH ....................................        400,000         (51,000)

Cash and cash equivalents at beginning of period ...................        102,000         154,000
                                                                          ---------       ---------

Cash and cash equivalents at end of period .........................        502,000         103,000
                                                                          =========       =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest ..................................................         42,000         128,000
         Income Taxes ..............................................              0               0
                                                                          ---------       ---------
    Total ..........................................................      $  42,000       $ 128,000
                                                                          =========       =========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

     1. Basis of Presentation

The information contained herein with respect to the three month and nine month periods ended September 30, 2001 and 2000 has been reviewed by the independent auditors and was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles. Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three-month periods and nine-month periods ended September 30, 2001 and 2000. The results are not necessarily indicative of results to be expected for the year.

     2. Restatement of Consolidated Statement of Operations

The information contained herein with respect to the three (3) month and nine
(9) month periods ended September 30, 2000 has been restated to reclassify extinguishment of debt in the periods as extraordinary items.

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

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Revenues for the first nine months of 2001 were $3,877,000. This represented an increase of $881,000 (29.4%) from the $2,996,000 reported for the nine-month period ending September 30, 2000. This increase resulted from an increase in teleweb sales directly to patients of the Company's physicians on the new Lifestyles(R) program. Cost of sales for the first three quarters of 2001 increased by $145,000 (9.7%) from 2000. Gross profit for the first nine months of 2001 increased by $736,000 (48.8%) from 2000 due to sales of higher margin products. Selling, general and administrative expenses for the first three quarters of 2001 of $1,558,000 increased by $252,000 (19.3%) over the same period of 2000 as a result of increased advertising and the costs of improving customer service while the Company maintained overall better cost controls.

The net profit from operations for the first nine months of 2001 is $685,000, which is $484,000 greater than the same period last year. The operating profit is attributable primarily to a focused sales and marketing strategy using the Internet and improved digital printing and telephone technology to improve the quality and profitability of physician sales. Increased sales via Medifast Teleweb Sales and the Internet to service medical practitioners and their patients significantly improved margins to over 57%. The net profit for the nine month period is $567,000 which is $123,000 less than the $690,000 profit for the first half of 2000; however, $603,000 was an extraordinary item. Management significantly improved the balance sheet and profitability by restructuring its Series "A" preferred stock classified as long-term debt on more favorable terms to the Company. Interest expense was $160,000 during the nine-month period ending September 30, 2001 as compared to $128,000 for the same period in 2000. The difference was attributable to higher levels of borrowing to fund the Company's product development and advertising programs.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Third quarter revenues for 2001 of $1,221,000 increased by $131,000 (12%) from $1,090,000 for the three-month period ended September 30, 2000. Cost of sales for the period was $434,000, a decrease of $168,000 from $602,000 during the same period of 2000. Gross profits of $787,000 for the third quarter of 2001 increased by $299,000 (61.3%) from $488,000 in the third quarter of 2000. During the quarter the Company experienced a profit from operations of $163,000 compared to a profit of $40,000 for the third quarter of 2000. The net profit for the third quarter of 2001 was $134,000 compared to a net profit of $163,000 in the third quarter of 2000 which included an extraordinary item of $135,000.

SEASONALITY

The Company's weight management products and programs are subject to seasonality. Traditionally the holiday season in November/December of each year are considered poor for weight management products and services. January and February generally show increases in sales.

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

The Company believes that raising additional capital or forming a strategic partnership is an essential element of its plan. The Company is currently engaged in negotiations with potential partners related to investment, supplier contracts, and/or strategic partnerships. The Company has reached an agreement with a major commercial weight loss center to provide products that will augment its regular programs in 2002. Inability to raise funds or form a strategic partnership will negatively affect the Company's ability to succeed with its overall plan. There is no assurance that the Company will be able to raise additional capital.

The Company had working capital of $1,224,000 on September 30, 2001 compared with $742,000 at December 31, 2000. The $482,000 net increase reflects the profits in the first, second, and third quarter incomes from operations, as well as the restructuring and pay off of long term debt. The Company has sufficient cash flow from operations to fund its current business plan.

The Company has authorized the issue of Series "C" Preferred Convertible stock, subordinate to Series "A" until converted or redeemed. The Company has authorized a $1,000,000 offering at $1.00 per share convertible at $.50 a share within five (5) years paying a dividend of 10% in cash or stock annually. Series "A" shareholders have the option to roll into this offering. Proceeds of this offering will be used to convert or retire Series "A" Preferred stock, fund equipment and manufacturing software development, and capitalize the 2002 Medifast Branded advertising program. During the Quarter, over 150,000 shares of Series "A" preferred stock have been converted to Series "C" preferred convertible stock that is classified as "equity".

INFLATION

To date, inflation has not had a material effect on the Company's business.

                            ITEM 5. OTHER INFORMATION

Litigation: The Company is the Plaintiff against Century Industries, et al, and Mr. Carl Valore (former attorney), Mrs. Beverly Valore (a former Director), Mr. William Money (former consultant), and Mr. Reed Vordenberg, the former President of HealthRite, Inc. The Company received a summary judgment in favor of Jason Pharmaceuticals, Inc., its subsidiary, for over $383,000 against Worldwide Universal Health Network, the predecessor in merger and interest to Century Industries, which is in voluntary Chapter 11, and which the court appointed a trustee on March 26, 2001. The Company believes that the summary judgment and the memorandum opinion of the U.S. District Court of Maryland will provide the basis for the Company's defense of any counterclaims or potential adversary proceedings in the future.

Series A Preferred Stock: Series A preferred stock was issued in July, 1996, at $2.00 per share. Holders are entitled to 8% cumulative annual dividend and, at their option, may convert their shares to common stock at any time at a rate of $2.00 per share. The resolutions of the Board of Directors state the Company shall redeem the stock on July 31, 2001 at $2.00 per share or, if later, the date the funds necessary for redemption at the redemption price have been made available therefore. GE Capital and Mercantile-Safe Deposit & Trust Company are the secured creditors of Jason Pharmaceuticals, Inc., a wholly owned subsidiary of Medifast, Inc. Current bank covenants restrict the amount of cash that the parent, Medifast, Inc., can request from Jason Pharmaceuticals, Inc. It is the intent of the Board of Directors to redeem all Series A preferred stock when cash is available to the parent. Dividends will continue to be paid according to the terms of the prospectus until funds are available to Medifast, Inc. Shareholders of Series A preferred stock may convert their stock at any time at $2.00 per share. The Board of Directors has authorized an attractive conversion option to induce Series "A" shareholders to convert into Series C Preferred Convertible Stock. To date, 315,000 shares have opted to convert to Series "C" preferred convertible stock.

The Board of Directors has extended the terms and conditions of Series "A" Preferred Stock for a period of one (1) year, through July 31, 2002. The Board has directed management to raise additional capital and to put a minimum of $150,000 in Certificates of Deposit by 12/31/01 to assist in the redemption of Series "A" Preferred stockholders. The Board also authorized the issuance of Series "C" Preferred Stock in subordination to Series "A" until converted or redeemed. The Company will immediately redeem Series "A" Preferred Stock as soon as cash is available. Partial redemption is also authorized based on cash availability and consultation with the Committee of Series A shareholders. The Company is optimistic that it can raise capital in the near term to satisfy the redemption demands of selected stockholders. The Company in September sent partial redemption checks valued at $170,000 to an attorney representing selected Series "A" shareholders electing redemption in September.

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