Form 10KSB
period 2001-12-31
MEDIFAST INC
filed 2002-03-08
CIK 910329

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2001 were $5,022,000.

Aggregate market value of voting stock held by non-affiliates of registrant (deemed by registrant for this purpose to be neither a director nor a person known to registrant to beneficially own, exclusive of shares subject to outstanding options, less than 5% of the outstanding shares of registrant's Common Stock) computed by reference to the closing sales price as reported on the NASD OTC Market on February 15, 2002: $0.65.

Number of shares outstanding of registrant's Common Stock, as of February 15, 2002: 6,564,531 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one)

                               Yes      No  X
                                   ---     ---

                                     PART I

ITEM 1. BUSINESS.

SUMMARY

     Medifast, Inc. (the "Company", or "Medifast") is a Delaware corporation, incorporated in 1993. The Company has one operating subsidiary, Jason Pharmaceuticals, Inc. ("Jason"), its manufacturing arm. The Company is engaged in the production, distribution, and sale of consumable health and diet products. Medifast, Inc.'s product lines include weight management, meal replacement and sports nutrition products manufactured in a modern facility in Owings Mills, Maryland.

     During 2001, with the Company's enthusiastic staff of Medifast(R) professionals, the Management Team enhanced the value of the Company, generated significant operating profits and cash flow, and confirmed that its new business model was a success.

     The Company's focus on clinically proven Medifast(R) products as the centerpiece of its return to profitability has proven a successful strategy in 2001:

     o Medifastdiet.com Internet strategy, integrated with the Physicians Lifestyles(TM) Program, has boosted margins by 6% and increased cash and CDs by 93%.

     o The Internet umbrella website to our established physician and medical practitioner network has increased revenues and per patient usage of the product.

     o Medifast(R) patients who cannot find a practitioner now can be referred to the Lifestyles(TM) network of medical practitioners, Health Inventions, Inc., or the Physicians Weight Loss Centers who are qualified to supervise the Medifast(R) program.

     o The Company has developed a new medical practitioner business model that allows patients to order via the Internet and an 800-telephone number and pays the practitioner a generous consultation fee.

     o Consumers can purchase the Medifast(R) "Take Shape" maintenance program via the Internet and selected independent pharmacies.

     A Wall Street Journal headline, "Liquid Diets Make Big Comeback and Are Surging in Popularity Again," proved correct in 2001. Sales of prescription liquid diets at $235 million last year have soared 50% since 1997. Medifast, Inc. in 2002 will attempt to expand its business model by:

     o    Enhancing and expanding its medical practitioner network

     o Continuing to develop the Lifestyles physician program that supports the practitioner's patient base by having his patients order directly from the Company via the Internet or 800-telephone number.

     The Company reduced its short term debt in 2001 by redeeming $170,000 of Series "A" Preferred Stock and converting $315,000 to Series "C" Preferred Convertible Stock which is classified as equity. In addition, $250,000 of Series "C" Preferred Convertible Stock was purchased in a Private Placement. The Company expects to redeem the remaining Series "A" Preferred Stock during 2002. The Company also converted $250,000 of Series "A" Secured Debt to $264,000 of Series "C" Preferred Convertible Stock in 2001 which also is classified now as equity.

     The Company has sufficient lines of credit to execute its business plan.

     o On February 8, 2001, Jason Pharmaceuticals, Inc. completed a financial package with Mercantile-Safe Deposit & Trust Company on more favorable terms that will adequately fund the working capital portion of its business plan. The Company borrowed $350,000 of a secured revolving loan secured by inventory, receivables and the personal guarantee of the Chairman of the Board and family. The interest rate is 2% above the bank's prime rate. Bank covenants restrict the amount of cash that can be used for Corporate purposes.

     o In 2000, GE Capital loaned Jason Pharmaceuticals, Inc. $300,000 secured by equipment with a 4-year term at a fixed rate of 11.65% interest. Loan covenants restrict the amount of cash that can be used for Corporate purposes.

     o GE Capital and Mercantile are premier lenders in the Baltimore market and their confidence in the Company is indicative of the financial turnaround of Medifast, Inc. and the local financial community's support of the Company's business plan and management team.

     o The Company formed a strategic partnership to license and sell Medifast branded products through the physician-controlled "Health Inventions, Inc." network of healthcare consultants throughout the U.S. and via Health Management Group's "Physicians Weight Loss Centers." The Medifast brand was nationally advertised on Cable TV, print and radio during 2001 to support Medifast branded customers and its network of medical practitioners.

     The Company believes that raising additional capital or forming a strategic partnership is an essential element of its plan. Inability to raise funds or form a strategic partnership will negatively affect the Company's ability to succeed with its overall plan. There is no assurance that the Company will be able to raise additional capital.

MARKETS

MEDIFAST(R)

     According to Surgeon General David Satcher, 61% of U.S. adults age 20-74 are either overweight or obese. Approximately 300,000 deaths a year are associated with the nation's fastest growing epidemic, obesity. The U.S. weight loss and diet control market has developed rapidly with growth of 6.7% in 2000 and an additional 4.7% in 2001 according to a recent market study.

     The Company's Medifast(R) brand has traditionally been sold to a clinical network of physicians and is a leader in quality products and service in the clinical meal replacement industry. The Company's efforts are directed toward penetrating the $2 billion meal replacement market. Over 15,000 physicians and 500,000 patients have depended on the Medifast(R) brand in the past.

     The current business model allows customers and patients to purchase Medifast(R) products through the Company's teleweb operation via 800 number and website, medifastdiet.com, while receiving medical supervision via our "Lifestyles" network of qualified medical practitioners. The Company's over-the-counter formula, Medifast Take Shape(TM) is marketed through the Internet and independently owned pharmacies across the country.

     The Company attracts first time buyers and dedicated Medifast(R) users who have the option of purchasing the over-the-counter products under the care of their primary care physicians, with the support of the "Lifestyles" Program. The strategy allows customers to fall into the Company's existing network of qualified medical practitioners. Medifast(R) physicians operate on both the traditional level as well as through Medifast's highly successful program, Physician's Lifestyles(TM). Under this program, physicians provide medical monitoring and program support to patients who order product directly from the Company at retail prices. The Company pays Lifestyles Physicians a generous consultation fee for services rendered. This virtual clinic model has allowed Physicians freedom from carrying extensive inventories and the flexibility to offer a more extensive and successful Medifast(R) program.

     In addition, the Company offers a nationally recognized Lifestyles service where qualified medical practitioners contact customers to make sure that they are receiving appropriate medical supervision. If a customer chooses not to work with a physician, he has a qualified medical practitioner available for program support, a free service offered by the Company.

     The Company's efforts are directed toward penetrating the growing $2 billion meal replacement market. According to a Marketdata Enterprises Inc., approximately 52 million people are on a diet in the United States. Because obesity and being overweight are associated with over 30 major medical conditions, Medifast(R) programs may be tax deductible when recommended by a qualified medical practitioner for the treatment of an existing disease. Obesity itself is recognized by the federal government as a treatable disease.

MEDIFAST(R)

     Medifast(R) is a medically supervised, very-low-calorie diet. Brand awareness of the Medifast(R) name continues to evolve through line extensions and quality product development. The Company places emphasis on customer service and the production of support materials developed by its highly qualified technical and marketing staff.

     Medifast(R) high protein meal replacement supplements are available in shakes, bars, soups, and oatmeal to provide program variety. Medifast(R), the country's premier physician recommended meal replacement brand, released three new products in 2001:

     o    HEARTY APPLE CINNAMON OATMEAL

     o    CHICKEN FLAVORED NOODLE SOUP

     o    PEACH PRO TEA.

The Company has started research and product development on three additions to the current line of Medifast(R) products. It is planning the launch of its Medifast(R) for Diabetics(TM) line in March 2002. The line will include seven meal replacement items, which will cater to the growing Diabetic population. According to the Surgeon General, 80% of people with diabetes are overweight or obese. Medifast(R) will be the first clinical meal replacement program to provide a weight management solution formulated specifically for the nutritional needs of Diabetics. In addition, the line of nutritional supplements may be eligible for Medicare reimbursement among the elderly population, in the near future subject to approval of pending legislation.

     The Company will also launch a Medifast(R) for Joints product to include a quality glucosomine sulfate ingredient, which in clinical studies has shown to improve joint function. According to the American Obesity Association, osteoarthritis, rheumatoid arthritis, and other joint problems are directly linked to obesity and being overweight.

     In addition, the Company is planning a test launch of its cutting edge adolescent weight management product, Fit! In 1999, roughly 13% of children ages 6 to 11 and 14% of adolescents aged 12-19 were overweight. Medifast, Inc., recognizes the danger of this trend and is preparing to enter the previously unexplored market of nutritional supplements for adolescents. The Company plans to test market the product though the Health Inventions, Inc. clinical network for one year.

     Most Medifast(R) products qualify to make the FDA's heart healthy claim, "May Reduce the Risk of Heart Disease." In order to make this claim, a product must contain at least 6.25 grams of soy protein per serving and be low in fat, saturated fat, and cholesterol. Unlike popular fad diets and diet pills, the Medifast(R) program is a low fat and nutritionally balanced choice, which offers gender specific formulas offering protein and carbohydrates, a soy protein source rather than animal protein source, and vitamin and mineral fortification. It is very difficult to meet the minimum recommended nutritional requirements on a very low-calorie diet, but a dieter can easily meet these requirements using the nutrient dense Medifast(R) brand of meal replacement supplements.

     Medically supervised, low calorie diets are making a comeback, as consumers search for a safe and effective solution that provides balanced nutrition, quick weight loss and valuable behavior modification education.

MEDIFAST(R) TAKE SHAPE- a great tasting and nutritious product to be used for weight loss of up to 10 pounds or weight maintenance.

     Medifast(R) Take Shape(TM) is an over-the-counter weight loss product which is currently being marketed through the internet and independently owned pharmacies across the country. The Medifast(R) Take Shape products are recommended by medical practitioners as a "maintenance meal replacement" which has proven to be highly successful when used after a patient has reached their goal weight on a lower calorie Medifast(R) program. The company is planning the launch of two sports nutrition products to be marketed under the Take Shape(TM) label in 2002.

COMPETITION

     The Medifast(R) brand is a niche product which boasts claims such as lactose free, low lactose, kosher, physician recommended, heart healthy and nutritionally complete. The Medifast(R) brand has been clinically proven in a study conducted by Dr. Cheskin and Dr. Crowell at the Johns Hopkins University School of Medicine. In this study, males lost an average of 67.41 pounds while females lost an average of 47.5 pounds on a full fasting program. Medifast(R) also has clinicals from a National Institutes of Health Study conducted by the University of Vermont in Burlington, Vermont, in collaboration with Johns Hopkins University in Baltimore, Maryland.

     The Company has a premier advantage over its competition because it has been on the cutting edge of product development with soy protein since 1989. In 2001, Medifast(R) developed "Heart Healthy" Apple Cinnamon Oatmeal which contains 6.7 grams of soy protein per serving, the most in its category. Medifast(R) also developed Chicken Flavored Noodle Soup, a great tasting, low calorie soy based product. The Medifast(R) brand has been clinically tested and clinically proven.

     Medifast(R) products are distributed through the Company's existing network of qualified medical practitioners, clinics and other healthcare providers and has expanded its business model to allow patients to order directly from the Company while receiving appropriate medical supervision. Medifast(R) is proud of its extensive line of cutting-edge, great tasting, meal replacement products and Medifast(R) is confident that its line will play a major role in the nation's battle against the growing obesity epidemic.

     The retail meal replacement market continues to be dominated by SlimFast(TM), which has a $700 million franchise in the retail market. Medifast(R), Inc. is focused on the growing clinical meal replacement market as America shifts its focus on an obesity epidemic which is now the Number Two leading cause of unnecessary death in the United States, behind smoking. According to the Surgeon General, the total direct and indirect costs attributed to being overweight and obese came to $117 billion in 2000. Medifast, Inc., supports the Surgeon General's recent "Call to Action" regarding obesity and will continue to expand the awareness and sale of its clinically proven and medically trusted Medifast(R) weight management program.

PRODUCTS

     The Company offers a variety of weight management products under the Medifast(R) brand and for select private label customers. The Company has formed a strategic partnership with Health Inventions, Inc., a company that has developed a virtual clinic for the distribution of medically monitored Medifast(R) programs. In addition, the Company has formed a strategic alliance with Physician's Weight Loss Centers (PWLC), a company of the Health Management Group, Inc., which has about 90 centers in the southeast region of the country. PWLC will provide the Medifast(R) 55, Medifast(R) 70 and Medifast(R) Plus program to its own network of customers.

     The Medifast(R) line includes Medifast(R) 55 (6 flavors), Medifast(R) 70 (5 flavors), Medifast(R) Plus with Super Citrimax(TM) (2 flavors), Medifast(R) Take Shape(TM) (3 flavors), Medifast(R) Supplement Bars (6 flavors), Medifast(R) Creamy Soups (3 flavors), Medifast(R) Hot Cocoa, Medifast(R) Oatmeal, Medifast(R) Pro Tea, Medifast(R) Chicken Noodle Soup, Medifast(R) Fast Soups (3 flavors) and Medifast(R) Multigrain Crackers.

MEDIFAST(R)--a medically supervised, modified low-calorie diet. Brand awareness of the Medifast(R) name continues to evolve through product development, line extensions, and the company's emphasis on quality customer service, technical support and publications developed by a qualified technical, medical, and marketing staff. Medifast(R) products are being used in clinical studies conducted by the U.S. government and major University teaching hospitals. The Company has continued to develop its sales and marketing operations with qualified management and innovative programs. The Company's facility in Owings Mills, MD manufactures powders currently and subcontracts its production of its Ready-to-Drink products and Supplement Bars.

MEDIFAST PLUS(R) WITH SUPER CITRIMAX(TM)--meal replacement supplement shakes are "heart healthy," kosher and fight the craving for food without the unwanted side effects of appetite suppressants. Medifast(R) Plus with Super Citrimax(TM) is a modified fasting program which is high in fiber, high in potassium, naturally sweetened, RDA vitamin and mineral fortified, and provides the body with the biochemical means to control weight by balancing blood lipid levels and energy metabolism without stimulating the central nervous system.

MEDIFAST(R) TAKE SHAPE(TM)--a great tasting, nutritious weight management product continues to be marketed through the Internet and independent pharmacies. The Company will continue to focus marketing objectives for this product on the independent pharmacy market across the country.

NEW PRODUCTS!

HEARTY APPLE CINNAMON OATMEAL--a product that boasts 10 grams total protein, 6.7 of which come from soy, 4 grams of dietary fiber, 2 grams of fat, 20-50% of USRDA for vitamins and minerals and only 110 calories per serving.

CHICKEN FLAVORED NOODLE SOUP--a popular soy based product with 7 grams of protein, 3 grams of dietary fiber, 20-50% of USRDA for vitamins and minerals and only 80 calories per serving.

PEACH PRO TEA--this refreshing drink was a splash last summer with 10 total grams of protein, 20-100% of USRDA for vitamins and minerals, 0 grams of fat and only 75 calories per serving.

SALES AND MARKETING

     The Company has continued to improve its sales and marketing operations. The Company continues to build upon a core strategic plan that has led the Company's teleweb operation to provide one of the most reputable weight management programs in the industry. With the support of the Medifast(R) Board of Directors, the company is continuously improving its existing business model that allows its physicians or customers to order directly from the company while receiving appropriate medical supervision.

     The Company solicits its sales through the employment of a full time sales team and a National Sales Manager. The sales department is lead by an experienced marketing team, which works closely with medical and technical staff in the development of cutting edge support materials and sales and marketing programs. The Director of Sales and Administration, Director of Marketing and Director of Internet Technologies develop sales and marketing objectives that tie in with current market trends, seasonal diet trends, and internet and product development strategies. The Company will launch a new website in 2002 which will serve its customer base more efficiently by providing ease of use and the ability to offer more web based promotion and patient education.

ADVERTISING AND PROMOTION

     The primary means of advertising and promotion for Medifast(R) are radio, print, direct mail, internet and cable television. Trade shows, community newspapers and national directory listings are also effective advertising mediums for the Company. The company also advertises in physician and qualified medical practitioner trade publications in an effort to expand its medical support network.

     The Company has upgraded its Xerox digital printing equipment in an effort to increase efficiency in the development of direct mail and other promotional initiatives. The equipment allows the marketing department to develop program materials and direct mail pieces in a just-in-time atmosphere as opposed to printing materials in larger quantities off premises. The Company aggressively promotes its new products and programs with innovative concepts like coupons, samples, and gift certificates.

MANUFACTURING

     Alternate sources of supply exist for all ingredient and packaging components. Jason operates a 20,000 square foot facility in Owings Mills, MD which is leased through the year 2004. The facility is designed to produce diet powders and meets all the requirements for kosher certification by the Union of Orthodox Jewish Congregations of America, Kashruth Division. The Company contract manufactures tablets, capsules and ready-to-drink weight management products. The Company also leases a 3,600 square foot storage facility in Owings Mills approximately one mile from the main site.

FINANCING AND STRATEGIC ALTERNATIVES

     The Company is evaluating additional financing and strategic alternatives including mergers, acquisitions, strategic partnerships or joint ventures. The Company believes the value of Medifast(R) brands and infrastructure far exceeds its market value. The success of the Medifast(R) brands in the clinical markets has attracted the attention of major consumer product companies. Discussions regarding possible strategic alternatives have taken and continue to take place; however, there has not been any definitive agreements concluded that are advantageous to Medifast, Inc. shareholders.

GOVERNMENTAL REGULATION

HISTORY

     The formulation, processing, packaging, labeling and advertising of the Company's products are subject to regulation by several federal agencies, but principally by the Food and Drug Administration (the "FDA"). The Company must comply with the standards, labeling and packaging requirements imposed by the FDA for the marketing and sale of medical foods, vitamins, and nutritional products. Applicable regulations prevent the Company from representing in its literature and labeling that its products produce or create medicinal effects or possess drug-related characteristics. The FDA could, in certain circumstances, require the reformulation of certain products to meet new standards, require the recall or discontinuation of certain products not capable of reformulation, or require additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation. If the FDA believes the products are unapproved drugs or food additives, the FDA may initiate similar enforcement proceedings. Any or all such requirements could adversely affect the Company's operations and its financial condition.

     During the year, investigators from the FDA conducted an unannounced, detailed inspection of the Jason facility at 11445 Cronhill Drive, Owings Mills, Maryland, to determine if the Company's facility, manufacturing processes, and procedures conformed with governmental regulations. Upon completion of the inspection, the FDA provided Jason with a letter stating, "The areas inspected appear to be in compliance with the applicable requirements of the Federal Food, Drug, and Cosmetic Act and implementing regulations."

     Based on these findings, the agency is prepared to endorse export certificates for products manufactured at the facility specifically inspected. This information is available to Federal agencies when they consider awarding contracts.

     The FDA also requires "medical food" labeling to list the name and quantity of each ingredient and identify the product as a "weight management/modified fasting or fasting supplement" in the labeling.

     To the extent that sales of vitamins, diet, or nutritional supplements may constitute improper trade practices or endanger the safety of consumers, the operations of the Company may also be subject to the regulations and enforcement powers of the Federal Trade Commission ("FTC"), and the Consumer Product Safety Commission. The Company's activities are also regulated by various agencies of the states and localities in which the Company's products are sold. The Company's products are manufactured and packaged in accordance with customers' specifications and sold under the their private labels both domestically and in foreign countries through their own distribution channels.

PRODUCT LIABILITY AND INSURANCE

     The Company, like other producers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. The Company maintains insurance against product liability claims with respect to the products it manufactures. With respect to the retail and direct marketing distribution of products produced by others, the Company's principal form of insurance consists of arrangements with each of its suppliers of those products to name the Company as beneficiary on each of such vendor's product liability insurance policies. The Company does not buy products from suppliers who do not maintain such coverage.

     Additionally, the company maintains directors and officers liability insurance in order to attract "high quality and experienced" directors.

EMPLOYEES

     At December 31, 2001, the Company employed 29 people, of whom 11 were engaged in manufacturing, and 18 in marketing, administrative and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases a 20,000 square-foot facility in Owings Mills, Maryland through the year 2004 for its manufacturing, warehousing and distribution. The Company leases a 3,600 square foot facility in Owings Mills, Maryland, through the year 2003 for storage and distribution purposes. The Company's outlet retail store was moved to Owings Mills, Maryland in December, 1998 with a five year lease that expires in 2003. The leases require the Company to bear, in addition to the basic rent, the costs of insurance, tax and certain maintenance costs. The store is currently being subleased to a mortgage banking firm. The Company closed the store as a result of the severe recession in the Health Food Industry.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is the Plaintiff against Century Industries, et al, and Mr. Carl Valore (former attorney), Mrs. Beverly Valore (a former Director), Mr. William Money (former consultant), and Mr. Reed Vordenberg, the former President of the Company, then known as HealthRite, Inc. The Company received a summary judgment in favor of Jason Pharmaceuticals, Inc., its subsidiary, for over $383,000 against Worldwide Universal Health Network, the predecessor in merger and interest to Century Industries, which is in Chapter 7, and which the court appointed an interim trustee on January 18, 2002. The company believes that the summary judgment and the memorandum opinion of the court provide the basis for the dismissal of the remaining counterclaims or potential adversary complaints in the future.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) The Company's Common Stock has been quoted under the symbol MDFT since February 5, 2001. The old symbol, HLRT, had been traded since July 17, 1995. The common stock is traded on the NASD OTC Bulletin Board. The following is a list of the low and high bid quotations by fiscal quarters for 2001 and 2000 as reported by the Nasdaq Bulletin Board:

                                                                 2001
                                                           ----------------
                                                            Low       High
                                                           -----     ------
     Quarter ended March 31, 2001 ...................       .16       .44
     Quarter ended June 30, 2001 ....................       .27       .45
     Quarter ended September 30, 2001 ...............       .17       .40
     Quarter ended December 31, 2001 ................       .15       .33

                                                                 2000
                                                           ----------------
                                                            Low       High
                                                           -----     ------
     Quarter ended March 31, 2000 ...................       .32       .62
     Quarter ended June 30, 2000 ....................       .19       .50
     Quarter ended September 30, 2000 ...............       .16       .50
     Quarter ended December 31, 2000 ................       .14       .38

(b) The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

(c) There were 150 record holders of the Company's Common Stock, as of February 1, 2002.

(d) No dividends on common stock were declared by the Company during 2001 or 2000.

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

2001 COMPARISON WITH 2000

OPERATING

     Consolidated net sales for 2001 were $5,022,000 as compared to 2000 sales of $3,898,000, an increase of $1,124,000, or 29%. The revenue increase for the Company is attributed to the following: (a.) increased Direct Patient Sales via the Internet via the Physicians Lifestyles Program; (b.) increased advertising support via cable TV, print, and radio that stimulated increased sales and (c.) increased Private Label Sales.

     Gross margins increased to 56% in 2001 from 50% in 2000, due to the higher margins of the Medifast(R) products primarily due to the increased margin of Medifast(R) direct and our Internet sales directly to patients via the Lifestyles program. Selling, general and administrative (SG&A) expenses of $2,066,000 for 2001 were $377,000 more than the $1,689,000 in 2000, due to increased advertising expenses, employee costs, and upgrading the educational level and training of middle management. SG&A for 2000 included approximately $200,000 of nonrecurring charges.

     In 2000, the Company extinguished two (2) notes payable totaling $547,000 plus accrued expenses of $181,000 for a cash settlement of $125,000. Total gain on extinguishment of debt of $603,000 is presented as an extraordinary item with no tax effect due to the Company's net operating loss carryforward position.

     Interest expense decreased by $146,000 due to the Company's improved cash flow and decreased borrowing at lower interest rates to fund operations, increased advertising, and the cost of continued restructuring of the Company.

     A preferred stock dividend in the amount of $52,000 was paid in 2001.

     The Company experienced income from operations for the year 2001 of $745,000. This compares with income from operations of $266,000 in 2000, an increase of 180%. The profit from operations is attributed to the successful restructuring of the Company, increased advertising, improved gross margins, more direct patient sales via the Internet and the 800-telephone number supporting the Medifast(R) physician network and their patients directly.

     The successful implementation of the Medifast(R) strategic plan to focus only on the clinical weight management business while leveraging a new digital network tied into the Internet propelled the Company into a new profitable business model. The Medifast, Inc. name change is more substance than formality since it signified the Company's focus on its branded clinical weight management business. The new business model has brought back many medical practitioners and patients and has the capability to build profitable revenues with a stable customer base.

LIQUIDITY AND CAPITAL RESOURCES

     On November 22, 2000, Medifast, Inc. completed and closed on a new financial package on more favorable terms to adequately fund its business plan. GE Capital loaned Jason Pharmaceuticals, Inc. $300,000 secured by equipment with a 4-year term at a fixed rate of 11.65% interest. In 2000, a stockholder also invested $250,000 cash in the Company on a private placement of Series "A" Secured Debt convertible to common stock with a 12% interest rate payable in cash or stock annually or at conversion at the option of the holder. This Series "A" Secured Debt is secured by the intangible Medifast(R) trademarks. The investor also received a 150,000 stock option priced at $0.25 per share with a sales and marketing consulting agreement providing consulting services as it related to the Company's

Medifast(R) branded products. The Series "A" Secured Debt was converted to Series "C" Preferred Convertible Stock in 2001 as described below.

     On February 8, 2001, Jason Pharmaceuticals, Inc. completed and closed on a new financial package with Mercantile-Safe Deposit & Trust Company on more favorable terms that will more adequately fund the working capital portion of its business plan. The company borrowed $350,000 of a secured revolving loan secured by inventory, receivables and the personal guarantee of the Chairman of the Board and his family. The interest rate is 2% above the bank's prime rate. GE Capital and Mercantile are premier lenders in the Baltimore market and their confidence in the Company is indicative of the financial turnaround of Medifast, Inc. and the local financial community's support of the Company's business plan and management team.

     The Company reduced its revolving line of credit to zero in December 2001 and continues to have availability of $350,000. It is anticipated that borrowings will increase in the 2nd half of 2002 as advertising invoices and other obligations become due and payable.

     The Board of Directors has extended the terms and conditions of Series "A" Preferred Stock for a period of one (1) year, through July 31, 2002. The Board has directed and management has raised additional capital and put $150,000 in Certificates of Deposit to assist in the redemption of Series "A" Preferred stockholders. The Board also authorized the issuance of Series "C" Preferred Stock in subordination to Series "A" until converted or redeemed. The Company will immediately redeem Series "A" Preferred Stock as soon as cash is available. Partial redemption is also authorized based on cash availability and consultation with the Committee of Series "A" shareholders. The Company is optimistic that it will redeem this stock in the near term to satisfy the redemption demands of selected stockholders. The Company in September 2001 sent partial redemption checks valued at $170,000 to an attorney representing selected Series "A" shareholders electing redemption in September.

     The Company converted $315,000 of Series "A" Preferred Stock to Series "C" Preferred Convertible Stock which is classified as equity during 2001. In addition, an investor who is a practicing physician and customer of Medifast invested $250,000 into Series "C" Preferred Convertible Stock. Another investor converted $250,000 plus accrued interest of Series "A" Secured Debt to $264,000 of Series "C" Preferred Convertible Stock.

     In the Fall of 2001, the Company was authorized to issue 1,000,000 shares of Series "C" Preferred Convertible Stock par value ($.001), market value $1.00 per share. Each share is entitled to a dividend of 10% of liquidation value $1.00 ($.10) per share and is to be converted on December 31, 2006 unless converted prior thereto. Each holder of Preferred Series "C" Stock is entitled to one (1) vote per share in all matters in which holders of the Company's Common Stock are entitled to vote. Each share of Preferred Series "C" Stock is convertible, at the option of the holder, after one year from the issuance date into Common Stock of the Company. The conversion price will be $.50 a share.

SEASONALITY

     The Company's weight management/diet control is subject to seasonality. Traditionally the holiday season in November/December of each year are considered poor for diet control products and services. January and February generally show increases in sales.

INFLATION

     To date, inflation has not had a material effect on the Company's business.

INFORMATION SYSTEMS INFRASTRUCTURE

     The Company has installed major hardware, software and data communications equipment and computer hardware and software data communications equipment and services that work on a Windows NT retrievable database which achieved "Year 2000" (Y2K) compliance in December, 1999. Computer hardware and software and data communications hardware and software were financed by an equipment lease. Xerox installed the latest digital printing equipment in December 2001, allowing the Company to print over 70 copies a minute and tailor its materials and customized mailing to its diverse medical practitioner base.

ITEM 7. FINANCIAL STATEMENTS.

     See pages F-1 through F-20.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) The following are the Board of Directors elected on June 14, 2001:

                                                                   Date First
        Name                 Age         Position                Became Director
        ----                 ---         --------                ---------------
Bradley T. MacDonald .......  54   Chairman of the Board,             1996
                                   Chief Executive Officer
                                   and Director

Donald F. Reilly ..........   54   Director                           1998

Kristina DeSantis .........   32   Director                           2000

Michael C. MacDonald ......   48   Director                           1998

Scott Zion ................   51   Director                           1999

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

     REVEREND DONALD FRANCIS REILLY, O.S.A., a Director, holds a Doctorate in Ministry (Counseling) from New York Theological and an M.A. from Washington Theological Union as well as a B.A. from Villanova University. Reverend Don Reilly was ordained a priest in 1974. His assignments included Associate Pastor, pastor at St. Denis, Havertown, Pennsylvania, Professor at Villanova University, Personnel Director of the Augustinian Province of St. Thomas of Villanova, Provincial Counselor, Founder of SILOAM Ministries where he ministers and counsels HIV/AIDS patients and caregivers. He is currently on the Board of Directors of Villanova University, is President of the board of "Bird Nest" in Philadelphia, Pennsylvania and is Board Member of Prayer Power. Fr. Reilly was recently elected Provincial of the Augustinian Order at Villanova, PA. He will oversee more than 300 Augustinian Friars and their service to the Church, teaching at universities and high schools, ministering to parishes, serving as chaplains in the Armed Forces and hospitals, ministering to AIDS victims, and serving missions in Japan and South America.

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

     KRISTINA DESANTIS, a Director, is an Executive who manages the recruitment processes at Vinson & Elkins, LLP and formerly worked at Linklater & Alliance. She also worked at Goldman, Sachs & Co., Asset management Division. Formerly employed at Brown Brothers Harriman & Co. as an Administrative Manager where she aided the work of six Research Analysts, researched potential investor companies by processing analytical data, coordinated and assisted in presentations. She also worked at Livecchi Eye Associates as an Independent Marketing Manager. She is a former varsity athlete and distinguished graduate of Dominican College with extensive knowledge of corporate wellness programs.

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

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth information as to the compensation of the Chief Executive Officer of the Company and each other executive officer who received compensation in excess of $100,000 for 2001, 2000, or 1999.


                                          ANNUAL COMPENSATION
                                          -------------------

                                                             VALUE OF COMMON/
                                      SALARY    BONUS    PREFERRED STOCK ISSUED    OPTION    OTHER ANNUAL
NAME                        YEAR       ($)       ($)         IN LIEU OF CASH       AWARDS    COMPENSATION
----                        ----       ---       ---     ----------------------    ------    ------------
Bradley T. MacDonald        2001    135,371      (0)            $20,000(1)               0        0
  Chairman of the Board     2000    125,000      (0)             $1,000(2)         100,000        0
  & CEO                     1999    120,872      (0)            $25,000(3)(4)       15,000        0

-------------

(1) Mr. MacDonald was issued 20,000 shares of restricted Series "C" Preferred Convertible Stock as part of compensation related to restructuring and raising new capital.

(2) The Board of Directors granted Mr. MacDonald and his family 1,000,000 shares of stock at par value ($.001) for providing a personal guarantee for the financial package of almost $850,000 and in recognition of his efforts to attract financing and returning the Company to profitability. The stock issued is part of the personal guarantee collateral for the Jason Pharmaceuticals Inc. loans and is restricted for two years, There is little economic value of the stock to Mr. Mac Donald until the loans are paid off and the restrictions removed.

(3) Compensation Committee and Board approved payment of stock in lieu of cash at average 30-day stock price at fiscal year end 1998 and in June of 1999.

(4) Mr. MacDonald's 1999 annual compensation is authorized at $150,000. Due to cash flow problems, the Board paid his compensation in 1999 at $120,872 in cash with 33,000 shares of stock issued in lieu of cash.

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

     * The following tables set forth pertinent information as of December 31, 2001 with respect to options granted under the Plan since the inception of the Plan to the persons set forth under the Summary Compensation Table, all current executive officers as a group, all current Directors who are not executive officers as a group of the Company. In addition, a chart listing option holders, grants made in FY 2001, and a list of aggregated options and the value of these options, is provided.

                                                      ALL CURRENT   ALL CURRENT
                                                       EXECUTIVE    INDEPENDENT
                                       BRADLEY T.      OFFICERS      DIRECTORS
                                      MACDONALD (1)    AS A GROUP    AS A GROUP
                                      -------------   -----------   ------------
Options granted ....................    115,000          141,000       170,000
Average exercise price .............     $0.32            $0.31         $0.56
Options exercised ..................       --               --            --
Average exercise price..............       --               --            --
Shares sold.........................       --               --            --
Options unexercised as of 2/1/02 ...    115,000          141,000       170,000

(1) 100,000 options issued at $1.50 per share in 1997 have expired and are unexercised.


                                                                APPROXIMATE 5 YR
                                           FY 00 GRANTS @     POTENTIAL REALIZABLE     AGGREGATED       VALUE OF
                                         PRICE & EXPIRATION    VALUE AT 10% ANNUAL      OPTIONS         OPTIONS
LIST OF OPTION HOLDERS                       MONTH/YEAR        STOCK APPRECIATION     THROUGH 2001    AS OF 12/31/01
----------------------                   ------------------   --------------------    ------------    --------------
Bradley T. MacDonald/Chairman                                                            115,000            0
Scott Zion/Director                                                                       75,000            0
Rev. Donald Reilly/Director                                                               50,000            0
Michael C. MacDonald/Director                                                             50,000            0
Kristina DeSantis/Director                                                                20,000            0
Paul Warren/Vice President                                                                26,000            0
Alan Silver, Silver & Silver/CPA                                                          35,000            0
Steve & Susan Rade/Consultants                                                           150,000            0
Continental Financial Inc./Consultant                                                     10,000            0
Ronald O. Hauge/Advisor to the Board       15,000 @ $.35 12/06                            35,000            0
David Scheffler, Consultant               100,000 @ $.50 12/05         $1.00             100,000            0
Richard Law                                20,000 @ $.32 12/06         $0.32              20,000            0
Jaime Hershner                             10,000 @ $.32 06/06         $0.32              10,000            0
Shannon Wynne                              10,000 @ $.32 06/06         $0.32              10,000            0

The Board will report no changes to the Compensation Committee.

     The following table provides information as to the value of the unexercised options held by the persons named in the Summary Compensation Table who are optionholders as of December 31, 2001 measured in terms of the closing bid price of the Company's Common Stock on such date:


                                 NUMBER OF SHARES             VALUE OF UNEXERCISED
                               UNDERLYING UNEXERCISED             IN THE MONEY
                               OPTIONS AS OF 12/31/01          OPTIONS ON 12/31/00
                              EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
                              -------------------------     -------------------------
Bradley T. MacDonald (1) ....      115,000/0                       $-0-/$-0-
Paul Warren .................       26,000/0                       $-0-/$-0-

------------

* On February 15, 2002 the closing bid price was $.65 on the NASDAQ Bulletin Board.

(1) Mr. MacDonald acquired no shares upon the exercise of options during 2000 and 2001.


                             Nutraceutical Group Industry Comparison of Stock Prices


                                                          FEBRUARY 15, 2002   FEBRUARY 15, 2001      $         %
COMPANY                                                      STOCK PRICE         STOCK PRICE       CHANGE    CHANGE
-------                                                   -----------------   -----------------    ------    ------
Medifast (MDFT)......................................         $  .65                 $ .45           .20     44.4 %
Natural Alternatives International, Inc. (NAII)......           1.90                  2.81          (.91)   (32.4)%
Weider Nutrition (WNI)...............................           1.95                  2.9           (.95)   (32.8)%
Pure World, Inc (PURW)...............................            .88                   .19           .69    363.2 %
Twinlab Corporation (TWLB)...........................           1.42                  2.19          (.77)   (35.2)%
Natures Sunshine Products, Inc. (NATR)...............          12.72                  9.16          3.56     38.9 %


                                                          FEBRUARY 15, 2002   FEBRUARY 17, 1998      $         %
COMPANY                                                       STOCK PRICE        STOCK PRICE       CHANGE    CHANGE
-------                                                   -----------------   -----------------    ------    ------
Medifast (MDFT)......................................         $  .65               $ 1.56           (.95)    (.61)%
Natural Alternatives International, Inc. (NAII)......           1.90                15.38         (13.48)    (.88)%
Weider Nutrition (WNI)...............................           1.95                14.38         (12.43)    (.86)%
Pure World, Inc (PURW)...............................            .88                 6.50          (5.62)    (.86)%
Twinlab Corporation (TWLB)...........................           1.42                30.25         (28.83)    (.95)%
Natures Sunshine Products, Inc. (NATR)...............          12.72                24.88         (12.16)    (.49)%


                                      Pharmaceutical Group Industry Comparison of Stock Prices


                                                          FEBRUARY 15, 2002   FEBRUARY 15, 2001      $         %
COMPANY                                                      STOCK PRICE         STOCK PRICE       CHANGE    CHANGE
-------                                                   -----------------   -----------------    ------    ------
Medifast (MDFT)......................................         $  .65               $  .45            .20      44.4 %
Abbott Labs (ABT)....................................          57.4                 47.74           9.66      20.2 %
Unilever (UL)........................................          33.95                31.48           2.47       7.8 %
Novartis (NVS).......................................          37.39                42.05          (4.66)    (11.1)%
Bristol Myers Squibb (BMY)...........................          45.25                63.20         (17.95)    (28.4)%

                                                  INDEX COMPARISON
                                                  ----------------
                                                  1998        2002
                                                  ----        ----
Nutraceutical Group Index..................       100(1)       20
Medifast...................................       100          40

     Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

(1)  $100 dollars invested in 1998 would return $20.00 in 2002.


COMPENSATION OF DIRECTORS

     The Company is authorized to pay a fee of $300 for each meeting attended by its Directors who are not executive officers. It reimburses those who are not employees of the Company for their expenses incurred in attending meetings. Independent Directors claimed $2,750.00 in Director's fees and/or expenses in 2001. See "Executive Compensation - Stock Options" for stock options granted under the 1993 Plan to the Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect to the beneficial ownership of shares of Common Stock or voting Preferred Stock as of December 31, 2001 of the Chief Executive Officer, each Director, each nominee for Director, each current executive officer named in the Summary Compensation Table under "Executive Compensation" and all executive officers and Directors as a group. The number of shares beneficially owned is determined under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other person. Under such rules, "beneficial ownership" includes shares as to which the undersigned has sole or shared voting power or investment power and shares which the undersigned has the right to acquire within 60 days of March 15, 2002 through the exercise of any stock option or other right. Unless otherwise indicated, the named person has sole investment and voting power with respect to the shares set forth in the table.

                                                    NUMBER            % OF
NAME AND ADDRESS*                                  OF SHARES       OUTSTANDING
-----------------                                 ------------     -----------
Bradley T. MacDonald ........................     1,675,000(1)        26.0%
Paul E. Warren ..............................        26,000            0.4%
Donald F. Reilly ............................        60,000(2)         0.9%
Michael C. MacDonald ........................        60,000(2)         0.9%
Scott Zion ..................................       260,000(2)         4.0%
Kristina DeSantis ...........................        30,000(2)         0.4%

Executive Officers and Directors as a group
 (6 persons).................................     2,111,000           33.0%

* The address is c/o Medifast, Inc., 11445 Cronhill Drive, Owings Mills, Maryland 21117

(1) Mr. MacDonald beneficially owns 1,615,000 shares of common stock and 60,000 shares of voting Series "C" Preferred Convertible Stock. Mrs. Shirley D. MacDonald and Ms. Margaret E. MacDonald, wife and daughter of Mr. MacDonald, individually or jointly own 1,246,000 shares of stock.

(2) Independent directors were issued 10,000 shares of common stock each as compensation for their participation as Board Members in 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

RECENT DEVELOPMENTS

     Medifast(R) recently launched its new Physicians Lifestyles Program. Recently many states have implemented, or are moving towards, laws that limit the opportunity of physicians to buy and resell products within their own practices. In response to an overwhelming demand from physicians nationwide, Medifast(R) has created a new Lifestyles Physician Program. Medifast(R) physicians participating in the new program will receive a generous monthly consultation fee on all orders placed by their patients. In addition, the participating physician will continue to profit from providing the critical medical services and consultation their patients require in their primary care office. Medifast(R) recently formed strategic alliances with HMG's Physicians Weight Loss Centers and Health Inventions, Inc. to license and sell Medifast branded products to their network of medical practitioners and qualified weight management consultants.

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

**** Filed as an exhibit to 10KSB, dated April 15, 1999 of the Company, file No.
     000-23016.

     (b) Reports on Form 8-K

The Company filed three (3) reports on Form 8-K during 2001 as follows:

January 9, 2001, to report shareholder meeting on January 3, 2001 to change name of corporation from Healthrite, Inc. to Medifast, Inc.

February 12, 2001, to report financial package with Mercantile-Safe Deposit and Trust Co. and judgment against Worldwide Universal Health, Inc.

June 14, 2001, to report the results of the 2001 Annual Meeting and formation of Series "A" Preferred shareholders. Committee to advise on redemption/conversion alternatives.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIFAST, INC.
(Registrant)


/s/ BRADLEY T. MACDONALD
-------------------------
Bradley T. MacDonald
Chairman & CEO
Dated: March 8, 2002

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


          Name                                     Title                                   Date
          ----                                     -----                                   ----
/s/ BRADLEY T. MACDONALD                  Chairman of the Board,                      March 8, 2002
-----------------------------------       Director, Chief Executive
    Bradley T. MacDonald                  Officer and Chief Financial Officer


/s/ KRISTINA DESANTIS                     Director                                    March 8, 2002
-----------------------------------
    Kristina DeSantis

/s/ MICHAEL C. MACDONALD                  Director                                    March 8, 2002
-----------------------------------
    Michael C. MacDonald

/s/ SCOTT ZION                            Director                                    March 8, 2002
-----------------------------------
    Scott Zion

/s/ REV. DONALD F. REILLY, OSA            Director                                    March 8, 2002
-----------------------------------
    Rev. Donald F. Reilly, OSA

                        MEDIFAST, INC. AND ITS SUBSIDIARY

                                    CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS                                      PAGE

Independent auditors' report.....................................      F-2
Balance sheet as of December 31, 2001 ...........................      F-3
Statements of operations for the years ended
  December 31, 2001 and 2000 ....................................      F-4
Statements of changes in stockholders' equity for the years
  ended December 31, 2001 and 2000 ..............................      F-5
Statements of cash flows for the years ended
  December 31, 2001 and 2000 ....................................      F-6
Notes to financial statements ...................................      F-8

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Medifast, Inc.
Owings Mills, Maryland

We have audited the consolidated balance sheet of Medifast, Inc. (formerly HealthRite, Inc.) and its subsidiary as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medifast, Inc. and subsidiary as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Wooden & Benson

Baltimore, Maryland
February 28, 2002

MEDIFAST, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001

ASSETS
Current assets:
  Cash                                                                            $   270,000
  Certificates of deposit                                                             312,000
  Accounts receivable, net of allowance for doubtful accounts of $15,000              283,000
  Inventory                                                                           640,000
  Prepaid expenses and other current assets                                            76,000
  Deferred tax asset                                                                  355,000
                                                                                  -----------
    Total current assets                                                            1,936,000

Property, plant and equipment - net                                                   767,000
Other assets                                                                          200,000
Deferred tax asset                                                                    454,000
                                                                                  -----------
     Total assets                                                                 $ 3,357,000
                                                                                  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of obligations under capital lease                           $    23,000
  Current maturities of long-term obligations                                          75,000
  Accounts payable and accrued expenses                                               337,000
                                                                                  -----------
     Total current liabilities                                                        435,000

Long-term obligations                                                                 234,000
                                                                                  -----------

     Total liabilities                                                                669,000
                                                                                  -----------

Commitments, contingencies and other matters

Series A redeemable convertible 8% preferred stock; par value $.001;
  2,000,000 shares authorized; 75,000 shares issued and outstanding,
  redemption value $150,000                                                           150,000
                                                                                  -----------

Stockholder's Equity:
  Series B convertible preferred stock; stated value $1.00;
    600,000 shares authorized; 552,757 shares issued and outstanding                  553,000
  Series C convertible preferred stock; stated value $1.00; 1,000,000 shares
    authorized; 849,000 shares issued and outstanding                                 849,000
  Common stock; par value $.001 per share; 10,000,000 shares authorized;
    6,564,531 shares issued and outstanding                                             7,000
  Additional paid-in capital                                                        8,915,000
  Accumulated deficit                                                              (7,786,000)
                                                                                  -----------

     Total stockholders' equity                                                     2,538,000
                                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 3,357,000
                                                                                  ===========

See notes to financial statements

MEDIFAST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       YEARS ENDED DECEMBER 31,
                                                                      ---------------------------
                                                                         2001             2000
                                                                      -----------     -----------
Net sales                                                             $ 5,022,000     $ 3,898,000
Cost of sales                                                           2,211,000       1,943,000
                                                                      -----------     -----------

Gross profit                                                            2,811,000       1,955,000
Selling, general and administrative expenses                            2,066,000       1,689,000
                                                                      -----------     -----------

Income from continuing operations before other income (expenses)          745,000         266,000
                                                                      -----------     -----------

Other income (expenses):
  Interest and other financing expense, net                              (240,000)       (386,000)
  Other income                                                             61,000          33,000
                                                                      -----------     -----------
                                                                         (179,000)       (353,000)
                                                                      -----------     -----------

Income/(Loss) before provision for income taxes                           566,000         (87,000)
Provision for income tax benefit                                           22,000         787,000
                                                                      -----------     -----------

Income before extraordinary item                                          588,000         700,000
Extraordinary item -- extinquishment of debt                                    0         603,000
                                                                      -----------     -----------

Net income/comprehensive income                                           588,000       1,303,000
                                                                      -----------     -----------

Less:
  Preferred Stock dividend requirement                                     52,000         235,000
  Accretion of difference between carrying amount and redemption
    amount of redeemable preferred stock                                   10,000          20,000
                                                                      -----------     -----------
                                                                           62,000         255,000
                                                                      -----------     -----------

Net income attributable to common stockholders                        $   526,000     $ 1,048,000
                                                                      ===========     ===========

Basic earnings per share:
  Income before extraordinary item                                          $0.08           $0.08
  Extraordinary item                                                        $0.00           $0.11
Net income per share                                                        $0.08           $0.19

Diluted earnings per share:
  Income before extraordinary item                                          $0.07           $0.09
  Extraordinary item                                                        $0.00           $0.08
Net income per share                                                        $0.07           $0.17

Weighted average shares outstanding  --basic                            6,524,969       5,633,821
                                                                      ===========     ===========
                                     --diluted                          8,069,646       7,380,285
                                                                      ===========     ===========

See notes to financial statements

MEDIFAST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                         SERIES B         SERIES C
                                     PREFERRED STOCK   PREFERRED STOCK        COMMON STOCK
                                   ------------------ ------------------  --------------------
                                              STATED             STATED             PAR VALUE  ADDITIONAL
                                     NUMBER   VALUE    NUMBER    VALUE      NUMBER    $.001     PAID-IN    ACCUMULATED
                                   OF SHARES  AMOUNT  OF SHARES  AMOUNT   OF SHARES  AMOUNT     CAPITAL      DEFICIT       TOTAL
                                   --------- -------- --------- --------  --------- ---------  ----------  -----------   ----------
Balance, January 1, 2000                  0  $      0        0  $      0  5,524,531   $6,000   $8,566,000  $(9,390,000)   $(818,000)
Common Stock issued to
  employees and directors                                                 1,000,000    1,000      218,000                   219,000
Issuance of Series B
  Convertible Preferred Stock       552,757   553,000                                                                       553,000
Dividend on Preferred Stock                                                                                    (51,000)     (51,000)
Dividend resulting from
  beneficial conversion feature                                                                   184,000     (184,000)
Accretion of difference between
  carrying amount and redemption
  amount of redeemable preferred
  stock                                                                                           (20,000)                  (20,000)
Options issued to non-employees                                                                    22,000                    22,000
Warrants issued to
  subordinated note holders                                                                         2,000                     2,000
Net income                                                                                                   1,303,000    1,303,000
                                    -------  --------  -------  --------  ---------   ------   ----------  -----------   ----------
Balance, December 31, 2000          552,757   553,000                     6,524,531    7,000    8,972,000   (8,322,000)   1,210,000
Common Stock issued to
  employees and directors                                                    40,000                 9,000                     9,000
Issuance of Series C
  Convertible Preferred Stock                          849,000   849,000                          (56,000)                  793,000
Dividends on Preferred Stock                                                                                   (52,000)     (52,000)
Accretion of difference between
  carrying amount and redemption
  amount of redeemable preferred
  stock                                                                                           (10,000)                  (10,000)
Net Income                                                                                                     588,000      588,000
                                    -------  --------  -------  --------  ---------   ------   ----------  -----------   ----------
Balance, December 31, 2001          552,757  $553,000  849,000  $849,000  6,564,531   $7,000   $8,915,000  $(7,786,000)  $2,538,000
                                    =======  ========  =======  ========  =========   ======   ==========  ===========   ==========

See notes to financial statements

MEDIFAST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                    2001              2000
                                                                -----------       -----------
Cash flows from operating activities:
Net income ..................................................   $   588,000       $ 1,303,000
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities from
  continuing operations:
  Depreciation and amortization .............................       211,000           219,000
  Income from extinguishment of debt ........................             0          (347,000)
  Common stock issued for services ..........................         9,000           219,000
  Options issued to non-employees ...........................             0            22,000
  Deferred income tax benefit ...............................       (22,000)         (787,000)
  Changes in:
    Accounts receivable .....................................       (31,000)           56,000
    Inventory ...............................................       (29,000)          (62,000)
    Prepaid expenses and other current assets ...............       (73,000)           12,000
    Other assets ............................................        26,000          (180,000)
    Accounts payable and accrued expenses ...................       (28,000)         (477,000)
                                                                -----------       -----------
      Net cash provided by (used in) operating activities ...       651,000           (22,000)
                                                                -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of certificates of deposit .....................       100,000                 0
  Investment in certificates of deposit .....................      (200,000)         (200,000)
  Purchase of property and equipment ........................       (46,000)         (123,000)
                                                                -----------       -----------
      Net cash (used in) investing activities ...............      (146,000)         (323,000)
                                                                -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of Series A preferred stock ....................      (170,000)                0
  Issuance of Series B convertible preferred stock ..........             0           125,000
  Issuance of Series C convertible preferred stock ..........       250,000                 0
  Repayment of capital lease obligations ....................       (27,000)          (30,000)
  Increase (decrease) in credit line (net) ..................      (269,000)           40,000
  Principal repayments of long-term debt ....................       (85,000)         (341,000)
  Proceeds from long-term debt ..............................        16,000           550,000
  Dividends paid on preferred stock .........................       (52,000)          (51,000)
                                                                -----------       -----------
       Net cash provided by (used in) financing activities ..      (337,000)          293,000
                                                                -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ..........................................       168,000           (52,000)
Cash and cash equivalents--beginning of the year ............       102,000           154,000
                                                                -----------       -----------

CASH AND CASH EQUIVALENTS--
  END OF THE YEAR ...........................................   $   270,000       $   102,000
                                                                -----------       -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid .............................................   $   227,000       $   137,000
  Taxes paid ................................................   $         0       $         0


                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                                  2001          2000
                                                                --------      --------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock to Series C .......    $315,000      $      0
  Common stock issued for debt refinancing .................           0       219,000
  Common stock issued to directors .........................       9,000             0
  Conversion of subordinated notes payable to Series C
    convertible preferred stock ............................     256,000       375,000
  Conversion of accrued expenses to Series C convertible
    preferred stock ........................................       8,000        53,000
  Series C convertible preferred stock issued to officer ...      20,000             0
  Options issued to non-employees ..........................           0        22,000
  Warrants issued to subordinated note holders .............           0         2,000

See notes to financial statements

MEDIFAST, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE A--BUSINESS

     Medifast, Inc. (the "Company") and its wholly owned operating subsidiary, Jason Pharmaceuticals, Inc. ("Jason"), manufacture and distribute Medifast(R) branded and private label weight management products. These products are sold primarily through physicians supported by the Internet, diet centers and other licensed, qualified medical practitioners. The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.

     The Company has dramatically improved its profitability and financial prospects by focusing on its core products, upgrading management, implementing a direct Internet and 800-number telephone patient support program, and increasing its advertising expense. The following financial transactions have provided the liquidity and stability for the Company to successfully execute its business plan:

     On February 8, 2001, Jason Pharmaceuticals, Inc. completed and closed on a new financial package with Mercantile-Safe Deposit & Trust Company on more favorable terms that management believes will adequately fund the working capital portion of its business plan. The company borrowed $350,000 of a secured revolving loan secured by inventory, receivables and the personal guarantee of the Chairman of the Board and his family. The interest rate is 2% above the bank's prime rate. There was no outstanding balance on this line of credit at December 31, 2001.

     In the Fall of 2001, the Company was authorized to issue 1,000,000 shares of Series "C" Preferred Convertible Stock with a stated value of $1.00 per share. Each share is entitled to a dividend of 10% of liquidation value $1.00 ($.10) per share and is to be converted on December 31, 2006 unless converted prior thereto. Each holder of Preferred Series "C" Stock is entitled to one (1) vote per share in all matters in which holders of the Company's Common Stock are entitled to vote. Each share of Preferred Series "C" Stock is convertible, at the option of the holder, after one year from the issuance date into Common Stock of the Company. The conversion price will be $.50 a share.

     In September, Medifast, Inc. redeemed $170,000 of Series "A" Preferred Stock classified as debt, converted $315,000 to new Series "C" Preferred Convertible Stock classified as equity. A major physician customer also invested $250,000 into Series "C" Preferred Convertible Stock. The Company is optimistic that it can redeem the remaining 150,000 in Series "A" Preferred Stock in 2002.

MEDIFAST, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies followed in the preparation of the financial statements are as follows:

[1] PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts have been eliminated.

[2] CASH AND CASH EQUIVALENTS:

     For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2001, the Company had invested in three $100,000 certificates of deposit which are not considered cash equivalents due to the terms to maturity.

[3] INVENTORY:

     Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs.

[4] ADVERTISING:

     Advertising costs such as preparation, layout, design and production of advertising are deferred and are expensed when first shown. Advertising costs so deferred were $50,000 at December 31, 2001. Advertising expense for the years ended December 31, 2001 and 2000 amounted to $262,000 and $81,000, respectively.

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

MEDIFAST, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[6] INCOME TAXES:

     The Company accounts for income taxes in accordance with the liability method. Deferred taxes are recognized for temporary differences in the recognition of income and expenses for financial reporting and income tax purposes, principally due to net operating loss carryforwards and allowances.

[7] EARNINGS PER COMMON SHARE:

     Basic earnings per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings per share exclude any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share.

[8] REVENUE:

     Revenue is recognized when the product is shipped to customers or purchased by wholesale customers.

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

[11] CONCENTRATION OF CREDIT RISK:

     Financial instruments that potentially subject the Company to credit risk consist of cash and equivalents, certificates of deposit, and trade receivables. Cash and equivalents and certificates of deposit at December 31, 2001 include amounts deposited with one financial institution that exceed the federal insurance coverage by $448,000. The Company markets its products primarily to medical professionals, clinics, and internet medical sales and has no substantial concentrations of credit risk in its trade receivables.

MEDIFAST, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE B--SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

NOTE C--INVENTORY

     Inventory consists of the following at December 31, 2001:

        Raw materials ...................     $375,000
        Work-in-process .................        5,000
        Finished goods ..................      260,000
                                              --------
                                              $640,000
                                              ========

NOTE D--PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 2001 consist of the following:

        Leasehold improvements ...........................  $   716,000
        Equipment and fixtures ...........................    1,304,000
        Vehicle ..........................................       25,000
                                                            -----------
                                                              2,045,000
        Less accumulated depreciation and amortization ...    1,278,000
                                                            -----------
        Property, plant and equipment - net ..............  $   767,000
                                                            ===========

     At December 31, 2001, property, plant and equipment includes assets held under capital leases with a net book value of $23,000. Substantially all of the Company's property, plant and equipment is pledged as collateral for various loans (see Note G).

MEDIFAST, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE E--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses include the following at December 31, 2001:

        Trade payables .................................    $  89,000
        Accrued expenses ...............................      218,000
        Accrued dividends...............................       22,000
        Accrued payroll and related taxes ..............        8,000
                                                            ---------
            Total ......................................    $ 337,000
                                                            =========

NOTE F--INCOME TAXES

     At December 31, 2001, the principal components of the net deferred tax assets are as follows:

        Net operating loss carryforwards ...........       $ 2,412,000
        Accounts receivable ........................             6,000
        Inventory overhead and writedowns ..........             4,000
                                                           -----------
          Total deferred tax assets ................         2,422,000
        Less valuation allowance ...................         1,613,000
                                                           -----------
          Total deferred tax assets ................           809,000
          Current benefit ..........................           355,000
                                                           -----------
                                                           $   454,000
                                                           ===========

     The company has provided a valuation allowance against the portion of its net operating loss carryforwards and other temporary differences, for which the likelihood of realization cannot be determined.

     A reconciliation of the federal statutory rate to the income tax expense is as follows:


                                                                 Year Ended
                                                                 December 31,
                                                           -----------------------
                                                              2001         2000
                                                           --------      ---------
Income tax (benefit) based on federal statutory rate ...   $192,000      $(186,000)
State and local tax (benefit), net of federal benefit ..     27,000        (25,000)
Decrease in valuation allowance ........................   (241,000)      (576,000)
                                                           --------      ---------
Income tax benefit .....................................   $(22,000)     $(787,000)
                                                           ========      =========

     The Company has net operating loss carryforwards of approximately $6,200,000 which are available to offset future taxable income. These carryforwards expire from 2009 to 2019. The Tax Reform Act of 1986 contains provisions which limit the net operating loss carryforwards available for use should significant changes in ownership interests occur. The Company has had an ownership change which may require the applications of these limitations.

MEDIFAST, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE G--LONG-TERM DEBT AND LINE OF CREDIT

     Long-term debt as of December 31, 2001 consists of the following:


$300,000 four year term loan secured by equipment at a fixed rate of 11.65% ....   $ 238,000
$100,000 unsecured note payable at a fixed rate of 3%, discounted to
   incremental borrowing rate of 12% ...........................................      58,000
Note payable over 3 years secured by vehicle at a fixed rate of 12.25% .........      13,000
                                                                                   ---------
                                                                                     309,000
Less current portion ...........................................................      75,000
                                                                                   ---------
                                                                                   $ 234,000
                                                                                   =========

     Future principal payments on long-term debt for the next 5 years are as follows:

             2002 ......................................         75,000
             2003 ......................................         95,000
             2004 ......................................        102,000
             2005 ......................................         10,000
             2006.......................................         10,000
                                                               --------
                                                               $292,000
                                                               ========

NOTE H--SUBORDINATED NOTES PAYABLE

     In September, 1999, $375,000 of subordinated notes payable were issued along with 37,500 of 5 year warrants to purchase common shares at an exercise price of $.625 per share. The notes carried an interest rate of 12% and were payable in March, 2000. In January, 2000, the subordinated notes payable along with an additional borrowing of $125,000 and accrued interest on the notes were exchanged for 516,707 shares of Series "B" Convertible Preferred Stock ("Preferred Stock B") (Note L). In connection with the exchange to Preferred Stock B, the note holders received 51,670 warrants to purchase common stock at $.25 per share exercisable within the next three years. A consultant also received an aggregate of 36,050 shares of preferred Stock B in January, 2000, relating to fees for services in assisting the Company's efforts in raising $375,000 in proceeds in 1999 in the placement of the subordinated notes payable.

     In December 2001, an investor converted $250,000 plus accrued interest of Series "A" Secured Debt to $264,000 of Series "C" Convertible Preferred Stock.

MEDIFAST, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE I--LEASES

[1] OPERATING LEASES:

     The Company has an operating lease for office, manufacturing and warehouse facilities ("Jason Facilities") and a retail outlet store which expire in February, 2004 and December, 2003, respectively. Jason Facilities has a renewal option for an additional five years. The Company also leases 3,600 square feet of warehouse and storage space on a 3-year lease until 2003.

     In addition, the Company leases certain office equipment under operating leases expiring in 2005 and 2006.

     Future minimum lease payments as of December 31, 2001 are as follows:

                                         SUBLEASE
                            TOTAL        AGREEMENT       NET
                           --------       -------      --------
               2002        $315,000       $16,000      $299,000
               2003         320,000        16,000       304,000
               2004         251,000          --         251,000
               2005          43,000          --          43,000
               2006           3,000          --           3,000
                           --------       -------      --------
                           $932,000       $32,000      $900,000
                           ========       =======      ========

     Rent expense totaled approximately $342,000 and $326,000 for the years ended December 31, 2001 and 2000, respectively. Rent expense for 2001 has been reduced by $4,000 representing amounts received under a sublease agreement.

[2] CAPITAL LEASES:

     The Company leases certain equipment under capital leases.

     The future minimum lease payments required under these lease obligations are as follows:

     2002 .............................................    $ 26,000
                                                           --------

     Total minimum lease payments .....................      26,000
     Less amount representing interest ................      (3,000)
                                                           --------
     Present value of minimum lease payments                 23,000
        Less current portion ..........................     (23,000)
                                                           --------
     Long-term portion ................................    $      0
                                                           ========

MEDIFAST, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE J--EMPLOYMENT AGREEMENTS

     In 2001, the Company had employment agreements with two Jason Pharmaceuticals, Inc. employees, with an aggregate annual base salary of $48,000 and $45,000 respectively, that expire in 2002 and 2003. The CEO, Bradley T. MacDonald, has a two-year employment agreement for an aggregate annual base salary of $150,000. This contract has been extended to December 31, 2004. The agreements also provided certain incentives plus discretionary bonuses in 2001 and 2000, plus 100,000 options to purchase shares of common stock of the Company under the stock option plan in 2000.

NOTE K--REDEEMABLE PREFERRED STOCK

     In August, 1996, the Company sold 432,500 shares of Series "A" nonvoting preferred stock which generated gross proceeds of $865,000, or $2.00 per share. Each share is entitled to a dividend of 8% ($.16) per share and is to be redeemed in August, 2001 at its liquidation value of $2.00 per share plus unpaid accrued dividends. The shares are convertible into the Company's common stock on the basis of one share of common stock for each share of convertible preferred stock.

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

     The resolutions of the Board of Directors state the Company shall redeem the stock on July 31, 2001 at $2.00 per share or, if later, the date the funds necessary for redemption at the redemption price have been made available therefore. GE Capital and Mercantile-Safe Deposit & Trust Company are the secured creditors of Jason Pharmaceuticals, Inc., a wholly owned subsidiary of Medifast, Inc. Current bank covenants restrict the amount of cash that the parent, Medifast, Inc., can request from Jason Pharmaceuticals, Inc. It is the intent of the Board of Directors to redeem all Series "A" Preferred Stock when cash is available to the parent. Dividends will continue to be paid according to the terms of the prospectus until funds are available to Medifast, Inc. Shareholders of Series "A" preferred Stock may convert their stock at any time at $2.00 per share. The Board of Directors has authorized an attractive conversion option to induce Series "A" shareholders to convert to Series "C" Preferred Convertible Stock. To date, 157,000 shares have opted to convert to Series "C" Preferred Convertible Stock and 85,000 shares have been redeemed. It is the intention of the Board of Directors to redeem the remaining 75,000 shares during 2002.

MEDIFAST, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE L--SERIES "B" CONVERTIBLE PREFERRED STOCK AND SERIES "A" SECURED DEBT
        CONVERTIBLE TO COMMON STOCK

     In January, 2000, the Company was authorized to issue 600,000 Series "B" Convertible Preferred Stock ("Preferred Stock B") par value $1.00 per share. Each share is entitled to a dividend of 10% of liquidation value $1.00 ($.10) per share and is to be converted on January 15, 2005 unless converted prior thereto. Each holder of Preferred Series "B" stock is entitled to four votes per share in all matters in which holders of the Company's common stock are entitled to vote.

     Each share of Preferred Series "B" stock is convertible, at the option of the holder after one year from the issuance date into common stock of the Company. The initial conversion price will be 75% of the market value of the Company's common stock on the day prior to conversion with a maximum conversion price of $.50 per share subject to adjustment as defined.

     The beneficial conversion feature for the 552,757 shares of Series "B" Convertible Stock issued in January, 2000, including 36,050 shares issued to a consultant, representing the difference between the conversion price and the fair value of the common stock at the date of issuance was $184,000. Such amount was treated as a preferred stock dividend for accounting purposes in January, 2000, and reflected in the calculation of the per share results attributable to common stockholders. The consultant also received 53,500 3-year warrants exercisable at $.25 per share for services rendered in connection with the exchange of the subordinated notes payable to preferred stock and his preferred stock investment.

     On November 22, 2000, a stockholder invested $250,000 cash in the Company on a private placement of Series "A" Secured Debt convertible to common stock with a 12% interest rate payable in cash or stock annually or at conversion at the option of the holder. This Series "A" Secured Debt is secured by the intangible Medifast(R) trademarks. The investor also received a 150,000 stock option priced at $.25 per share with a sales and marketing consulting agreement providing consulting services as it related to the Company's Medifast(R) branded products. In December 2001, the investor converted $250,000 of Series "A" Secured Debt to Series "C" Preferred Convertible Stock, maintaining a security interest in the Medifast trademarks.

MEDIFAST, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE M--SERIES "C" PREFERRED CONVERTIBLE STOCK

     In the Fall of 2001, the Company was authorized to issue 1,000,000 shares of Series "C" Preferred Convertible Stock par value (.001), market value $1.00 per share. Each share is entitled to a dividend of 10% of liquidation value $1.00 ($.10) per share and is to be converted on December 31, 2006 unless converted prior thereto. Each Holder of Preferred Series "C" Stock is entitled to one (1) vote per share in all matters in which holders of the Company's Common Stock are entitled to vote. Each share of Preferred Series "C" Stock is convertible, at the option of the holder, after one year from the issuance date into Common Stock of the Company. The conversion price will be $.50 a share.

NOTE N--STOCK OPTION PLAN

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

     If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

                                                Year Ended December 31,
                                                ------------------------
                                                  2001           2000
                                                --------      ----------
       Net income:
         As reported ....................       $588,000      $1,303,000
         Pro forma ......................        585,000       1,275,000

       Net income per share:
         As reported:
           Basic ........................          $0.08           $0.19
           Diluted ......................          $0.07           $0.17

         Pro forma:
           Basic ........................          $0.08           $0.18
           Diluted ......................          $0.07           $0.17

     The pro forma effect on net income may not be representative of the pro forma effect on net income of future years due to, among other things: (i) the vesting period of the stock options and the (ii) fair value of additional stock options in future years.

MEDIFAST, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE N--STOCK OPTION PLAN (CONTINUED)

     For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                  2001           2000
                                              -----------    -----------
        Dividend yield ...................        0.0%           0.0%
        Expected volatility ..............        0.40           0.40
        Risk-free interest rate ..........    4.25%-4.75%    5.25%-5.50%
        Expected life in years ...........        1-5            1-5

     The weighted average fair value at date of grant for options granted during the years 2001 and 2000 were $0.08 and $0.11, respectively, using the above assumptions.

     The following summarizes the stock option activity for the years ended December 31:


                                                              2001                       2000
                                                     ----------------------      ----------------------
                                                                   WEIGHTED                    WEIGHTED
                                                                   AVERAGE                     AVERAGE
                                                                   EXERCISE                    EXERCISE
                                                      SHARES        PRICE         SHARES        PRICE
                                                     --------      --------      --------      --------
Outstanding at beginning of year ..............       651,000       $0.55         451,000       $1.32
Options granted ...............................       155,000        0.44         445,000        0.25
Options forfeited or expired ..................      (100,000)       1.50        (245,000)       1.42
                                                     --------                    --------

Outstanding at end of year ....................       706,000        0.39         651,000        0.55
                                                     ========                    ========

Options exercisable at year end ...............       637,667        0.36         642,667        0.55
                                                     ========                    ========

Options available for grant at end of year ....             0                      49,000
                                                     ========                    ========

MEDIFAST, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE N--STOCK OPTION PLAN (CONTINUED)

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

              OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
            ------------------------                  -----------------------
                            WEIGHTED
                            AVERAGE
                          CONTRACTUAL    WEIGHTED                    WEIGHTED
RANGE OF                     LIFE        AVERAGE                     AVERAGE
EXERCISE       NUMBER      REMAINING     EXERCISE       NUMBER       EXERCISE
 PRICES     OUTSTANDING   (IN YEARS)      PRICE       EXERCISABLE     PRICE
--------    -----------   ----------     --------     -----------    --------
  $0.25       435,000        3.3          $0.25         393,333       $0.25
  $0.32        40,000        4.8          $0.32          13,333       $0.32
  $0.35        15,000        5.0          $0.35          15,000       $0.35
  $0.45        10,000        3.0          $0.45          10,000       $0.45
  $0.50       100,000        4.5          $0.50         100,000       $0.50
  $0.75        85,000        2.0          $0.75          85,000       $0.75
  $1.50        21,000        1.3          $1.50          21,000       $1.50
               ------                                    ------

              706,000        3.4          $0.39         637,666       $0.40
              =======                                   =======

NOTE O--WARRANTS

     During 2001, the Company issued 88,900 warrants to the stock holders of Series "C" Preferred Convertible Stock. These are 3 year warrants to purchase common shares at exercise prices of $.35 per share. These warrants were valued at $0.

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

MEDIFAST, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE O--WARRANTS (CONTINUED)

     The Company has the following warrants outstanding for the purchase of its common stock as follows:

                                                         YEAR ENDED
                                                        DECEMBER 31,
    EXERCISE                                       ---------------------
     PRICE         EXPIRATION DATE                   2001          2000
    --------       ---------------                 -------       -------
    $0.35     December, 2004                        88,900
     0.45     November, 2003                        30,000        30,000
     0.25     January, 2003                        101,428       101,428
     0.625    September, 2004                       37,500        37,500
     2.50     August, 2001                          51,375        51,375
     2.00     June, 2002                            24,000        24,000
     1.75     February, 2003                        25,000        25,000
     1.50     July, 2003                            60,000        60,000
     1.75     September, 2003                       60,000        60,000
     1.50     October, 2001                              0        10,000
                                                   -------       -------
                                                   478,203       399,303
                                                   -------       -------
              Weighted average exercise price        $1.06         $1.23
                                                   =======       =======

As of December 31, 2001, the warrants were all exercisable.

NOTE P--COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1] The Company, like other manufacturers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury.

[2] Net sales of $3,898,000 for the year ended December 31, 2000 include sales of $455,000 to a major customer representing 11.7% of net sales. In 2001, there were no customers representing 10% or more of net sales.

NOTE Q--EXTRAORDINARY ITEM

     During the year ended December 31, 2000, the Company extinguished two (2) notes payable totaling $547,000 plus accrued expenses of $181,000 for a cash settlement of $125,000. Total gain on extinguishment of debt of $603,000 is presented as an extraordinary item with no tax effect due to the Company's net operating loss carryforward position.