Form 10QSB
period 2002-03-31
MEDIFAST INC
filed 2002-05-02
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002                Commission File No. 0-23016

                                 Medifast, Inc.
              (Exact name of small business issuer in its charter)

             Delaware                                           13-371440
---------------------------------                           ------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                           Identification No.)

11445 Cronhill Drive, Owings Mills, MD                            21117
--------------------------------------                          ---------
    (Address of principal offices)                              (Zip Code)

Registrant's telephone number, including Area Code:           (410) 581-8042
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

                    Yes  X   No
                        ---     ----

Number of shares outstanding of Registrant's Common Stock,
as of March 31, 2002:                                          6,564,531 shares
                                                               ----------------

                                      Index

PART I

FINANCIAL INFORMATION:

      Condensed Consolidated Balance Sheet -
        March 31, 2002 (unaudited) and December 31, 2001...................  3

      Condensed Consolidated Statement of Operations -
        Three Months Ended March 31, 2002 (unaudited) and 2001.............  4

      Condensed Consolidated Statement of Cash Flows -
        Three Months Ended March 31, 2002 (unaudited) and  2001............  5

      Notes to Condensed Consolidated Financial Statements.................  6

      Management Discussion and Analysis of Financial Condition
        and Results of Operations..........................................  7


PART II

      Other Information....................................................  9

      Signature Page....................................................... 10

                          MEDIFAST, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           March 31, 2002  December 31, 2001
                                                                           --------------  -----------------
                                                                             (Unaudited)
ASSETS
Current assets:
  Cash ..................................................................   $   892,000       $   270,000
  Certificates of deposit ...............................................       314,000           312,000
  Accounts receivable, net of allowance for doubtful accounts $15,963 ...       239,000           283,000
  Merchandise inventory .................................................       673,000           640,000
  Prepaid expenses and other current assets .............................        77,000            76,000
  Deferred tax asset ....................................................       355,000           355,000
                                                                            -----------       -----------
    Total Current Assets ................................................     2,550,000         1,936,000

Property, plant and equipment - net .....................................       745,000           767,000
Other assets ............................................................       166,000           200,000
Deferred tax asset ......................................................       454,000           454,000
                                                                            -----------       -----------
    TOTAL ASSETS ........................................................   $ 3,915,000       $ 3,357,000
                                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of obligations under capital lease .................   $    20,000       $    23,000
  Current maturities of long-term obligations ...........................        64,000            75,000
  Accounts payable and accrued expenses .................................       597,000           337,000
                                                                            -----------       -----------
  Total Current Liabilities .............................................       681,000           435,000

Long-term obligations ...................................................       223,000           234,000
                                                                            -----------       -----------
    Total Liabilities ...................................................       904,000           669,000
                                                                            -----------       -----------

Commitments and contingencies:

Series A Redeemable Convertible 8% Preferred Stock;
  par value $.001; 2,000,000 authorized;
  37,500 issued and outstanding, redemption value $75,000 ...............        75,000           150,000
                                                                            -----------       -----------

Stockholders' Equity

Series B Redeemable Convertible Preferred Stock; stated value $1.00;
  600,000 shares authorized; 557,340 shares issued and outstanding ......       557,000           553,000
Series C Convertible Preferred Stock; stated value $1.00;
  1,015,000 shares authorized; 1,015,000 shares issued and outstanding ..     1,015,000           849,000
Common stock; par value $.001 per share; 10,000,000
  authorized; 6,564,531 shares issued and outstanding ...................         7,000             7,000
Additional paid-in capital ..............................................     8,906,000         8,915,000
Accumulated deficit .....................................................    (7,549,000)       (7,786,000)
                                                                            -----------       -----------
   Total capital ........................................................     2,936,000         2,538,000
                                                                            -----------       -----------

TOTAL LIABILITIES & STOCKHOLDER EQUITY ..................................   $ 3,915,000       $ 3,357,000
                                                                            ===========       ===========

                          MEDIFAST, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                   Three Months Ended March 31,
                                                  ----------------------------
                                                     2002              2001
                                                  -----------      -----------
                                                  (Unaudited)      (Unaudited)

Revenue ......................................... $ 1,772,000      $ 1,324,000
Cost of sales ...................................     659,000          559,000
                                                  -----------      -----------
Gross Profit ....................................   1,113,000          765,000
Selling, general, and administration ............     811,000          432,000
                                                  -----------      -----------

Income from operations ..........................     302,000          333,000
Other income/(expenses)
  Interest expense, net .........................     (41,000)         (63,000)
  Other income/(expense).........................       1,000            2,000
                                                  -----------      -----------
                                                      (40,000)         (61,000)
                                                  -----------      -----------

Net income                                            262,000          272,000

Less: Stock dividend on preferred stock .........     (24,000)         (22,000)
      Accretion of preferred stock ..............           0           (5,000)
                                                  -----------      -----------
                                                      (24,000)         (27,000)
                                                  -----------      -----------

Net income attributable to common shareholders ..     238,000          245,000
                                                  ===========      ===========

Basic earnings per share ........................       $ .04            $ .04
Diluted earnings per share ......................       $ .03            $ .03

Weighted average common shares outstanding--
  Basic .........................................   6,564,531        6,524,531
  Diluted .......................................   8,463,185        8,435,291

                          MEDIFAST, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                     2002            2001
                                                                   ---------       ---------
                                                                  (Unaudited)     (Unaudited)
Cash Flow from Operating Activities:
  Net income ...................................................   $ 262,000       $ 272,000
    Depreciation & amortization ................................      52,000          58,000
    Issuance of Series C Convertible Preferred for services ....      24,000               0

  Changes in assets and liabilities:
    (Increase)/decrease in accounts receivable .................      44,000        (217,000)
    (Increase)/decrease in inventory ...........................     (33,000)        (75,000)
    (Increase)/decrease in prepaid expenses ....................      (1,000)        (15,000)
    (Increase)/decrease in other assets ........................      34,000          (4,000)
    Increase/(decrease) in A/P and accrued expenses ............     265,000          62,000
                                                                   ---------       ---------
  Net Cash provided by (used in) Operating Activities ..........     647,000          81,000
                                                                   ---------       ---------

Cash Flow from Investing Activities:
    Purchase of equipment/leasehold improvements ...............     (27,000)         (7,000)
                                                                   ---------       ---------
    Net Cash (used in) Investing Activities ....................     (27,000)         (7,000)
                                                                   ---------       ---------

Cash Flow from Financing Activities:
  Redemption of Series A redeemable convertible preferred ......     (75,000)              0
  Increase in credit ...........................................           0         350,000
  Repayment of capital lease obligations .......................      (3,000)        (13,000)
  Principal repayments of long-term debt .......................     (22,000)       (276,000)
  Issuance of Series C convertible preferred ...................     102,000               0
  Dividend on preferred stock ..................................           0         (21,000)
                                                                   ---------       ---------
       Net Cash provided by (used in) Financing Activities: ....       2,000          40,000
                                                                   ---------       ---------

NET INCREASE/(DECREASE) IN CASH ................................     622,000         114,000

Cash and cash equivalents at beginning of period ...............     270,000         302,000
                                                                   ---------       ---------

Cash and cash equivalents at end of period .....................     892,000         416,000
                                                                   =========       =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ...................................................      37,000          55,000
                                                                   ---------       ---------
  Total ........................................................   $  37,000       $  55,000
                                                                   =========       =========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. Basis of Presentation

The information contained herein with respect to the three month periods ended March 31, 2002 and 2001 has not been audited, but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles for financial statements. Included are the adjustments that in the opinion of management are necessary for a fair presentation of the financial information for the three-month periods ended March 31, 2002 and 2001. The results are not necessarily indicative of results to be expected for the year.

     2. Series A Redeemable Convertible Preferred Stock

Series "A" Preferred Stock was issued in July, 1996, at $2.00 per share. Holders are entitled to 8% cumulative annual dividend and, at their option, may convert their shares to Common Stock at any time at a rate of $2.00 per share. The resolutions of the Board of Directors state the Company intends to redeem the stock no later than July 31, 2002 at $2.00 per share or, if later, the date the funds necessary for redemption at the redemption price have been made available therefore. Current bank covenants restrict the amount of cash that the parent, Medifast, Inc., can request from Jason Pharmaceuticals, Inc. Dividends will continue to be paid according to the terms of the prospectus until funds are available to Medifast, Inc. Shareholders of Series "A" Preferred Stock may convert their stock at any time at $2.00 per share. Medifast, Inc. has converted to Series "C" Preferred Stock or redeemed most of Series "A" Preferred Stock. Approximately 37,500 shares of Series "A" Preferred Stock worth $75,000 remain and it is the intent of the Company to redeem this stock by July 31, 2002 pending approval of the secured lenders.

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

                      MANAGEMENT DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001

First quarter revenue for 2002 of $1,772,000 increased by $448,000 (33%) from $1,324,000 for the first quarter of 2001.

Cost of sales for the first quarter of 2002 increased by $100,000 (18%) from 2001 primarily due to the Company's increased distribution and manufacturing costs at its Owings Mills facility. Similarly, improved cost controls and sales to higher margin customers were the most significant factors for the improvement of gross profit to 63% for the first quarter of 2002 over the previous year. Selling, general and administrative expenses for the first quarter of 2002 increased $379,000 (88%) over the same quarter of 2001 due to increased product development, advertising, and promotional costs on Medifast(R) branded products including introduction of the new soy-based Chicken Noodle Soup and Home Style Chili.

Income from operations for the first quarter of 2002 is $302,000, $31,000 less than the same period last year and is attributable to increased advertising and promotional costs of Medifast(R) clinical products and the expansion cost of its sales and marketing departments.

Net income for the three month period is $262,000 which is $10,000 less than the $272,000 income for the first quarter of 2001. A significant increase in revenues was driven by increased advertising and promotional costs directed at the Company's physician and patient population. The Company has made substantial investments in growing revenues during the 1st Quarter that will have a recurring impact on improving revenues and operating results in the future.

SEASONALITY

The Company's weight management/diet control product line is subject to seasonality. Traditionally the holiday season in November/December of each year is considered poor for diet control products and services. January and February generally show increases in sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company was successful in refinancing its lines of credit as follows:

o On February 8, 2001, Jason Pharmaceuticals, Inc. completed and closed on a new financial package with Mercantile-Safe Deposit & Trust Company on more favorable terms that will adequately fund the working capital portion of its business plan for 2001. The Company has available $350,000 of a secured revolving loan secured by inventory, receivables and the personal guarantee of the Chairman of the Board. The interest rate is 2% above the bank's prime rate. Bank covenants restrict the amount of cash that can be used for Corporate purposes.

o The Company converted $315,000 of Series "A" Preferred Stock to Series "C" Preferred Convertible Stock during 2001, which is classified as equity. In addition, a physician contributed $250,000, Mr. Stephen Rade converted Series "A" Secured Debt of $250,000 to Series "C" Preferred Stock, the CEO, Mr. MacDonald, contributed $20,000, and two other investors contributed $90,000. The Series "C" Preferred Stock was closed in March 2002, attaining its $1,000,000.00 conversion and fund raising goal.

The Company believes forming a strategic partnership is an essential element of its plan. Inability to raise funds or form a strategic partnership will negatively affect the Company's ability to succeed with its overall plan. There is no assurance that the Company will be able to raise additional capital.

The Company had working capital of $1,869,000 on March 31, 2002 compared with $1,501,000 at December 31, 2001. The $368,000 net increase reflects the profits of $262,000. The company has sufficient cash flow from operations to fund its current business plan.

INFLATION

To date, inflation has not had a material effect on the Company's business.

                           PART II - OTHER INFORMATION

NEW DEVELOPMENTS

The Company announced the launch of its new Medifast Plus(R) for Diabetics line at the National Managed HealthCare Conference in Baltimore. The line of clinical "soy-based" meal replacement products for Diabetics includes shakes, bars, soups, oatmeal, chili and ready-to-drink products that are low-sugar, low-fat, low-calorie, low-carbohydrate, low-glycemic and great tasting. According to the American Diabetes Association, there are 15.7 million diabetics, or 6% of the U.S. population. Diabetes is a chronic disease that has no cure and is the 7th leading cause of death in the U.S. Medifast Plus(R) for Diabetics has been certified by the Glycemic Research Institute and is available for sale in May 2002. The details of the program can be found on the Company's website, medifastdiet.com.

Medifast announced that the Johns Hopkins Bloomberg School of Public Health's Nutrition and Research Clinic has approved a two-year clinical study to further substantiate the efficacy of Medifast Plus(R) for Diabetics. The new line of diabetic products was developed to improve weight control in obese Type II Diabetics during active weight loss as well as during the weight maintenance period. The study will provide a quality of life assesment for patients as it pertains to lifespan and impact on medications.

The Company further announced the appointment of Dr. Joseph J. DiBartolomeo, PhD, a twenty-year Nutri/System veteran in the weight management industry, as Vice President of Clincal Affairs for Medifast. Bringing 20 years of clinical experience and insight, he will assist the Company in reaching the next level of business development and will be instrumental in launching new clinical meal replacement products to the weight management and diabetic industry.

LITIGATION

The Company is the Plaintiff against Century Industries, et al, and Mr. Carl Valore (former attorney), Mrs. Beverly Valore (a former Director), Mr. William Money (former consultant), and Mr. Reed Vordenberg, the former President of HealthRite, Inc. The Company received a summary judgment in favor of Jason Pharmaceuticals, Inc., its subsidiary, for over $383,000 against Worldwide Universal Health Network, the predecessor in merger and interest to Century Industries, which is in Chapter 7, and which the court appointed a trustee in January 2002. The company believes that the summary judgment and the memorandum opinion of the court provide the basis for the dismissal of the remaining counterclaims and/or adversary actions.

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