Form 10QSB
period 2002-06-30
MEDIFAST INC
filed 2002-07-25
CIK 910329

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2002                  Commission File No. 0-23016


                                 MEDIFAST, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


              Delaware                                          13-3714405
   --------------------------------                          -------------------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)


11445 Cronhill Drive, Owings Mills, MD                              21117
--------------------------------------                           ------------
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


NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF JUNE 30, 2002:
                                6,645,969 SHARES

================================================================================

                                      INDEX


PART I
FINANCIAL INFORMATION:

     Condensed Consolidated Balance Sheet --
         June 30, 2002 (unaudited) and December 31, 2001....................  3

     Condensed Consolidated Statement of Operations --
         Three and Six Months Ended June 30, 2002 and 2001 (unaudited)......  4

     Condensed Consolidated Statement of Cash Flows --
         Six Months Ended June 30, 2002 and 2001(unaudited).................  5

     Notes to Condensed Consolidated Financial Statements...................  6

     Management Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  7


PART II

     Signature Page.......................................................... 10

                                                MEDIFAST, INC.

                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30, 2002  December 31, 2001
                                                                                 -------------  -----------------
                                                                                  (Unaudited)
ASSETS
Current assets:
    Cash .....................................................................    $   694,000     $   270,000
    Certificates of Deposit ..................................................        616,000         312,000
    Accounts receivable, net of allowance ....................................        361,000         283,000
    Merchandise inventory ....................................................        931,000         640,000
    Prepaid expenses and other current assets ................................        115,000          76,000
    Deferred tax asset .......................................................        359,000         355,000
                                                                                  -----------     -----------
         Total Current Assets ................................................      3,076,000       1,936,000
                                                                                  -----------     -----------

Property, plant and equipment - net ..........................................        710,000         767,000
Other assets .................................................................        139,000         200,000
Deferred tax asset ...........................................................        598,000         454,000
                                                                                  -----------     -----------
         TOTAL ASSETS ........................................................    $ 4,523,000     $ 3,357,000
                                                                                  ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of obligations under capital lease ....................    $    12,000     $    23,000
    Current maturities of long-term obligations ..............................         83,000          75,000
    Accounts payable and accrued expenses ....................................        649,000         337,000
    Total Current Liabilities ................................................        744,000         435,000
                                                                                  -----------     -----------
    Long-term obligations less current maturities ............................        185,000         234,000
                                                                                  -----------     -----------
         Total Liabilities ...................................................        929,000         669,000
                                                                                  -----------     -----------
Commitments and contingencies:

Series A Redeemable Convertible 8% Preferred Stock;
    par value $.001; 2,000,000 authorized; 0 and 75,000 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively,
    redemption value $150,000 at December 31, 2001 ...........................              0         150,000

Stockholders' Equity:

Series B Redeemable Convertible Preferred Stock; stated value $1.00;
    600,000 shares authorized; 521,290 shares issued and outstanding .........        521,000         553,000
Series C Convertible Preferred Stock; stated value $1.00;
    1,015,000 shares authorized; 1,015,000 shares issued and outstanding .....      1,015,000         849,000
Common stock; par value $.001 per share; 15,000,000 authorized;
    6,645,969 shares issued and outstanding ..................................          7,000           7,000
Additional paid-in capital ...................................................      8,946,000       8,915,000
Accumulated deficit ..........................................................     (6,895,000)     (7,786,000)
                                                                                  -----------     -----------
    Total capital ............................................................      3,594,000       2,538,000
                                                                                  -----------     -----------
TOTAL LIABILITIES & STOCKHOLDER EQUITY .......................................    $ 4,523,000     $ 3,357,000
                                                                                  ===========     ===========

                                                    MEDIFAST, INC.

                                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                            -------------------------     -------------------------
                                                               2002           2001           2002           2001
                                                            ----------     ----------     ----------     ----------
                                                                   (Unaudited)                   (Unaudited)

Revenue ................................................    $3,028,000     $1,332,000     $4,800,000     $2,656,000
Cost of sales ..........................................       973,000        641,000      1,632,000      1,200,000
                                                            ----------     ----------     ----------     ----------
Gross Profit ...........................................     2,055,000        691,000      3,168,000      1,456,000
Selling, general, and administration ...................     1,378,000        502,000      2,189,000        933,000
                                                            ----------     ----------     ----------     ----------

Income from operations .................................       677,000        189,000        979,000        523,000
                                                            ----------     ----------     ----------     ----------
Other income/(expenses)
    Interest expense ...................................       (13,000)       (58,000)       (54,000)      (120,000)
    Other income (expense) .............................      (138,000)        28,000       (137,000)        30,000
                                                            ----------     ----------     ----------     ----------

Income before provision for income taxes ...............       526,000        159,000        788,000        433,000
    Provision for income tax benefit ...................       148,000              0        148,000              0
                                                            ----------     ----------     ----------     ----------

Net income .............................................       674,000        159,000        936,000        433,000
Less: Stock dividend on preferred stock ................       (21,000)       (21,000)       (45,000)       (43,000)
      Accretion of preferred stock .....................             0         (5,000)             0        (10,000)
                                                            ----------     ----------     ----------     ----------

Net income attributable to common shareholders .........    $  653,000     $  133,000     $  891,000     $  380,000
                                                            ==========     ==========     ==========     ==========

Basic earnings per share ...............................          $.10           $.02           $.14           $.06

Diluted earnings per share .............................          $.08           $.02           $.11           $.05

Weighted average shares outstanding -
    Basic ..............................................     6,619,121      6,524,531      6,591,977      6,524,531
    Diluted ............................................     8,390,970      8,350,366      8,401,717      8,364,318


                                                MEDIFAST, INC.

                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    Six Months Ended June 30,
                                                                                   --------------------------
                                                                                     2002             2001
                                                                                   ---------        ---------
                                                                                  (Unaudited)      (Unaudited)

Cash Flow from Operating Activities:
    Net income/(loss) ......................................................       $ 936,000        $ 433,000
         Depreciation & amortization .......................................         103,000          113,000
         Issuance of Series C Convertible Preferred for services ...........          24,000                0
         Deferred income tax benefit .......................................        (148,000)               0

    Changes in assets and liabilities:
         (Increase) in accounts receivable .................................         (78,000)        (108,000)
         (Increase) in inventory ...........................................        (291,000)        (103,000)
         (Increase) in prepaid expenses & other current assets .............         (39,000)         (72,000)
         (Increase)/Decrease in other assets ...............................          61,000            6,000
         (Decrease)/Increase in A/P and accrued expenses ...................         302,000            8,000
                                                                                   ---------        ---------
    Net Cash provided by Operating Activities ..............................         870,000          277,000
                                                                                   ---------        ---------
Cash Flow from Investing Activities:
         Investment in certificates of deposit .............................        (300,000)               0
         Purchase of equipment/leasehold improvements ......................         (39,000)          (7,000)
                                                                                   ---------        ---------
    Net Cash (used in) Investing Activities ................................        (339,000)          (7,000)
                                                                                   ---------        ---------
Cash Flow from Financing Activities:
    Redemption of Series A Redeemable Convertible Preferred ................        (150,000)               0
    Increase in line of credit .............................................               0           81,000
    Repayment of capital lease obligations .................................         (11,000)         (11,000)
    Principal repayment of long term debt ..................................         (40,000)         (15,000)
    Issuance of Series C Convertible Preferred .............................         102,000                0
    Dividends on preferred stock ...........................................          (8,000)         (42,000)
                                                                                   ---------        ---------
         Net Cash provided by (used in) Financing Activities ...............        (107,000)          13,000
                                                                                   ---------        ---------

Net Increase in Cash .......................................................         424,000          283,000

Cash and cash equivalents at beginning of period ...........................         270,000          102,000
                                                                                   ---------        ---------

Cash and cash equivalents at end of period .................................       $ 694,000        $ 385,000
                                                                                   =========        =========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest ..........................................................       $  50,000        $  29,000
                                                                                   =========        =========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

     1. Basis of Presentation

The information contained herein with respect to the three month periods and six month periods ended June 30, 2002 and 2001 has been reviewed by the independent auditors and was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles. Included are the adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three month periods and six month periods ended June 30, 2002 and 2001. The results are not necessarily indicative of results to be expected for the year.

     2. Income Per Common Share

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

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Revenues for the first six months of 2002 were $4,800,000, representing an increase of $2,144,000 (81%) from the $2,656,000 reported for the six month period ending June 30, 2001. This increase resulted from the introductory sales of Medifast Plus(R) for Diabetics, an increase in teleweb sales directly to Lifestyles(R) program patients, and sales to pharmacists via R & S Distributors. Cost of sales for the first half of 2002 increased by $432,000 (36%) from 2001. Gross profit for the first half of 2002 increased by $1,712,000 (118%) from 2001 due to sales of higher margin products, such as Medifast Plus(R) for Diabetics. Selling, general and administrative expenses for the first half of 2002 of $2,189,000 increased by $1,256,000 (135%) over the same period of 2001. This was a result of increased advertising, customer service improvements, expansion costs, and infrastructure. Despite the increase, the Company maintained overall better cost controls.

The net profit from operations for the first six months of 2002 was $979,000, which is $456,000 (87%) greater than the same period last year. The operating profit is attributable primarily to an Internet-focused sales and marketing strategy and higher margin new product sales. Increased sales via Medifast Direct and the Internet to medical practitioners and their patients significantly improved margins to 65%. The income before provision for income taxes for the six month period was $788,000, which is $355,000 more than the $433,000 profit for the first half of 2001. Management significantly improved the balance sheet and the Company's profitability by paying off its short term debt, its Series "A" Preferred stockholders, and restructuring the long term debt on more favorable terms. Interest expense was $54,000 during the six month period ending June 30, 2002 as compared to $120,000 for the same period in 2001. Current interest expense was stabilized, increasing cash flow and thereby reducing the need to increase borrowing. The Company has deferred patent development costs of $94,000, which includes the Johns Hopkins Clinical Study and development costs of the patent pending "Medifast Plus(R) for Diabetics" product line.

THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Second quarter revenues for 2002 of $3,028,000 increased by $1,696,000 (127%) from $1,332,000 for the three month period ended June 30, 2001. Cost of sales for the period was $973,000, an increase of $332,000 (52%) from $641,000 during the same period of 2001. Gross profits of $2,055,000 for the second quarter of 2002 increased by $1,364,000 (197%) from $691,000 in the second quarter of 2001. During the quarter the Company experienced a profit from operations of $677,000 compared to a profit of $189,000 for the second quarter of 2001. The income before provision for income taxes for the second quarter of 2002 was $526,000 compared to a net profit of $159,000 in the second quarter of 2001. A provision for income tax benefit of $148,000 was recognized in the second quarter of 2002 due to the reduction in the valuation allowance against benefits to be realized from net operating loss carry forwards. This benefit arose because the Company's operating results exceeded those previously estimated.

SEASONALITY

The Company's weight management products and programs are subject to seasonality. Traditionally the holiday season in November/December of each year is considered poor for diet control products and services. January and February generally show increases in sales, as these months are considered the commencement of the "diet season."

LIQUIDITY AND CAPITAL RESOURCES

The Company was successful in refinancing its lines of credit as follows:

o On February 8, 2001, Jason Pharmaceuticals, Inc. completed and closed on a financial package with Mercantile-Safe Deposit & Trust Company on favorable terms that adequately funded the working capital portion of its 2001/2002 business plan. The Company has the ability to borrow $350,000 of a secured revolving loan secured by inventory and receivables. The interest rate is 2% above the bank's prime rate. The Company has an equipment loan with Mercantile of $200,000 in addition to its secured revolving loan. Bank covenants restrict the amount of cash that can be used for Corporate purposes.

o In 2001, GE Capital loaned Jason Pharmaceuticals, Inc. $300,000 secured by equipment with a 4-year term at a fixed rate of 11.65% interest. The Company liquidated the GE Capital debt with the proceeds of the Mercantile equipment loan in the second quarter of 2002.

The Company believes that raising additional capital or forming a strategic partnership is an essential element of its plan to facilitate revenue growth. The Company executed a strategic partnership with Health Inventions, Inc. in December 2001, with Physicians Weight Loss Centers in January 2002, and with R & S Distributors, a specialty distributor to pharmacists, in May 2002. It also contemplates engaging other strategic partners in the near future, specifically securing international distribution and developing relationships to reach the diabetic population in the United States.

The Company had working capital of $2,332,000 on June 30, 2002 compared with $1,501,000 at December 31, 2001. The $831,000 net increase reflects the profits in the first and second quarter income from operations. The Company has sufficient cash flow from operations to fund its current business plan.

INFLATION

To date, inflation has not had a material effect on the Company's business.

                            ITEM 5. OTHER INFORMATION

LITIGATION: The Company is the Plaintiff against Century Industries, et al, and Mr. Carl Valore (former attorney), Mrs. Beverly Valore (former Director), Mr. William Money (former consultant), and Mr. Reed Vordenberg, the former President of HealthRite, Inc. The Company received a summary judgment in favor of Jason Pharmaceuticals, Inc., its subsidiary, for over $383,000 against Worldwide Universal Health Network, the predecessor in merger and interest to Century Industries, which is in Chapter 7, and for which the court appointed a trustee on March 26, 2001. The company believes that the summary judgment and the memorandum opinion of the court provide the basis for the dismissal of any frivolous counterclaims or adversary actions in the future.

SERIES "A" PREFERRED STOCK: Series "A" Preferred Stock (classified as debt) was issued in July 1996, at $2.00 per share. Holders are entitled to an 8% cumulative annual dividend and, at their option, may convert their shares to common stock at any time at a rate of $2.00 per share. The Company redeemed or converted all Series "A" shareholders in June of 2002, fulfilling its commitment to these stockholders.

CONVERSION OF SERIES "B" REDEEMABLE CONVERTIBLE PREFERRED STOCK: A Series "B" Redeemable Convertible Preferred stockholder converted approximately 40,000 shares to 80,000 shares of Common Stock during the period, increasing the Common Stock outstanding.

REAL ESTATE PURCHASE: The Company has executed an agreement to purchase the building and grounds of 11445 Cronhill Drive, Owings Mills, Maryland, 21117, the current leased location of the Company's plant and manufacturing facility. The purchase price and final agreement will be determined after the appraisal, environmental study, and survey are complete. It is the intention of the Company to expand its production capability in this facility based on the success of its Diabetic Line of products. The Company has received a commitment to finance the property from two major banks in the Baltimore area. The Board of Directors has approved a purchase price of no more than 4 million dollars to acquire the Limited Liability Corporation that owns the building and grounds.

ELECTION OF ADDITIONAL INDEPENDENT DIRECTOR: Mr. Michael J. McDevitt, a recently retired Senior Executive and Senior Security Manager of the Federal Bureau of Investigation (FBI), has been elected to the Board of Directors of Medifast, Inc. as an additional Independent Director. Mr. McDevitt, a graduate of Villanova University with a Master's Degree from Pepperdine University, has lectured on security issues for the FBI worldwide and will be an executive with a Big Four accounting firm. The Company is confident that Mr. McDevitt's 29 years of public service in law enforcement, as well as his superb budget and management skills, will help guide the Company through numerous securities and business issues over the next few years and into the next stage of the Company's development.

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


                                          MEDIFAST INC.
                                          (Registrant)


                                          /s/ BRADLEY T. MACDONALD
                                          ---------------------------------
                                              Bradley T. MacDonald
                                              Chairman & CEO