Form 10QSB
period 2002-09-30
MEDIFAST INC
filed 2002-11-04
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002             Commission File No. 0-23016


                                 Medifast, Inc.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

            Delaware                                   13-3714405
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    11445 Cronhill Drive, Owings Mills, MD                              21117
---------------------------------------------                         ----------
       (Address of principal offices)                                 (Zip Code)

Registrant's telephone number, including Area Code: (410) 581-8042
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X        No
                                           -------        -------

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF SEPTEMBER 30, 2002: 6,832,969 SHARES
      ----------------


                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Medifast, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2002 (the "Report") filed with the Securities and Exchange Commission, I, Bradley T. MacDonald, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Company's Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

October 8, 2002                               /s/ BRADLEY T. MACDONALD
                                              ------------------------
                                              Bradley T. MacDonald
                                              Chairman, President and
                                              Chief Executive Officer

                                      Index

PART I
FINANCIAL INFORMATION:

      Condensed Consolidated Balance Sheet -
          September 30, 2002 (unaudited) and December 31, 2001.................3

      Condensed Consolidated Statement of Operations -
          Three and Six Months Ended September 30, 2002 and 2001 (unaudited)...4

      Condensed Consolidated Statement of Cash Flows -
          Six Months Ended September 30, 2002 and 2001 (unaudited).............5

      Notes to Condensed Consolidated Financial Statements.....................6

      Management Discussion and Analysis of Financial Condition
          and Results of Operations............................................7


PART II

      Signature Page..........................................................11


                                 MEDIFAST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          September 30,   December 31,
                                                                               2002           2001
                                                                           (Unaudited)
ASSETS
Current assets:
  Cash .................................................................   $ 1,099,000    $   270,000
  Certificates of Deposit ..............................................       417,000        312,000
  Accounts receivable, net of allowance ................................       269,000        283,000
  Merchandise inventory ................................................       887,000        640,000
  Prepaid expenses and other current assets ............................        76,000         76,000
  Deferred tax asset ...................................................       742,000        355,000
                                                                           -----------    -----------
    Total Current Assets ...............................................     3,490,000      1,936,000

Property, plant and equipment - net ....................................     4,342,000        767,000
Trademarks and Intangibles .............................................       604,000
Other assets ...........................................................        45,000        200,000
Deferred tax asset .....................................................     1,024,000        454,000
                                                                           -----------    -----------
    TOTAL ASSETS .......................................................   $ 9,505,000    $ 3,357,000
                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of obligations under capital lease ................   $      --      $    23,000
  Current maturities of long-term obligations ..........................       393,000         75,000
  Accounts payable and accrued expenses ................................     1,056,000        337,000
                                                                           -----------    -----------
  Total Current Liabilities ............................................     1,449,000        435,000

  Long-term obligations less current maturities ........................     2,777,000        234,000
                                                                           -----------    -----------
    Total Liabilities ..................................................     4,226,000        669,000
                                                                           -----------    -----------

Commitments and contingencies:

Series A Redeemable Convertible 8% Preferred Stock;
  par value $.001; 2,000,000 authorized; 0 and 75,000 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively,
  redemption value $150,000 at December 31, 2001 .......................                      150,000

Stockholders' Equity:

Series B Redeemable Convertible Preferred Stock; stated value $1.00;
  600,000 shares authorized; 521,290 shares issued and outstanding .....       521,000        553,000
Series C Convertible Preferred Stock; stated value $1.00;
  1,015,000 shares authorized; 1,015,000 shares issued and outstanding .     1,015,000        849,000
Common stock; par value $.001 per share; 15,000,000 authorized;
  6,832,969 shares issued and outstanding ..............................         7,000          7,000
Additional paid-in capital .............................................     9,125,000      8,915,000
Accumulated deficit ....................................................    (5,378,000)    (7,786,000)
                                                                           -----------    -----------
                                                                             5,290,000      2,538,000
Less Subscriptions for 37,000 shares of Common Stock ...................       (11,000)             0
                                                                           -----------    -----------
Total Stockholder's Equity .............................................     5,279,000      2,538,000
                                                                           -----------    -----------
TOTAL LIABILITIES & STOCKHOLDER EQUITY .................................   $ 9,505,000    $ 3,357,000
                                                                           ===========    ===========

                                                   MEDIFAST, INC.
                                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                    Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                    ----------------------------        ---------------------------
                                                       2002             2001               2002            2001
                                                    ----------       -----------        ----------      -----------
                                                            (Unaudited)                         (Unaudited)
Revenue  .........................................  $3,058,000       $1,221,000         $7,858,000      $3,877,000
Cost of sales.....................................     961,000          434,000          2,593,000       1,634,000
                                                    ----------       ----------         ----------      ----------
Gross Profit......................................   2,097,000          787,000          5,265,000       2,243,000
Selling, general, and administration..............   1,323,000          624,000          3,512,000       1,558,000
                                                    ----------       ----------         ----------      ----------

Income from operations............................     774,000          163,000          1,753,000         685,000
                                                    ----------       ----------         ----------      ----------
Other income/(expenses)
    Interest expense..............................     (26,000)         (39,000)           (80,000)       (160,000)
    Other income (expense)........................     (14,000)          11,000           (151,000)         41,000
                                                    ----------       ----------         ----------      ----------

Income before provision for income taxes..........     734,000          134,000          1,522,000         567,000
Provision for income tax benefit..................     809,000                0            957,000               0
                                                    ----------       ----------         ----------      ----------

Net income........................................   1,543,000          134,000          2,479,000         567,000
Less:    Stock dividend on preferred stock........      26,000            6,000             71,000         (37,000)
         Accretion of preferred stock.............           0                0                  0         (10,000)
                                                    ----------       ----------         ----------      ----------

Net income attributable to common shareholders....  $1,517,000         $140,000         $2,408,000        $520,000
                                                    ==========         ========         ==========        ========

Basic earnings per share..........................        $.22             $.02               $.36            $.08
Diluted earnings  per share.......................        $.18             $.02               $.29            $.07

Weighted average shares outstanding -
    Basic.........................................   6,765,849        6,524,531          6,650,571       6,524,531
    Diluted.......................................   8,713,582        8,493,162          8,506,814       8,461,232

                                             MEDIFAST, INC.
                             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                          2002                2001
                                                                       -----------         -----------
                                                                       (Unaudited)         (Unaudited)
Cash Flow from Operating Activities:
    Net income ....................................................    $ 2,479,000         $   567,000
         Depreciation & amortization ..............................        171,000             140,000
         Issuance of C Convertible Preferred ......................         24,000                   0
         Directors Compensation - Non Cash ........................         41,000                   0
         Deferred Income Tax Benefit ..............................       (957,000)                  0
    Changes in assets and liabilities:
         (Increase)/Decrease in accounts receivable ...............         14,000             (96,000)
         (Increase)/Decrease in inventory .........................       (247,000)             22,000
         (Increase) in prepaid expenses & other current assets ....           --              (100,000)
         (Increase)/Decrease in other assets ......................        155,000              17,000
         (Decrease)/Increase in A/P and accrued expenses ..........        713,000              64,000
                                                                       -----------         -----------
    Net Cash provided by and used in Operating Activities .........      2,393,000             614,000
                                                                       -----------         -----------
Cash Flow from Investing Activities
         Redemption of Certificates of Deposit ....................        201,000                   0
         Investment in certificates of deposit ....................       (300,000)                  0
         Purchase of equipment / Leasehold / Improvements .........       (286,000)            (33,000)
         Purchase of Building - 11445 Cronhill Drive ..............     (3,451,000)                  0
         Purchase of intangible assets ............................       (478,000)                  0
                                                                       -----------         -----------
         Total Cash Flow from Investing Activities ................     (4,314,000)            (33,000)
                                                                       -----------         -----------
Cash Flow from Financing Activities:
    Increase in credit line (net) .................................        100,000              81,000
    Repayment of capital lease obligations ........................        (23,000)             (5,000)
    Redemption Series "A" .........................................       (150,000)           (170,000)
    Issuance of Series "C" Convertible Preferred ..................        102,000                   0
    Mercantile building loan ......................................      2,850,000                   0
    Proceeds from long term debt ..................................              0              25,000
    Payment of Debt ...............................................        (89,000)            (70,000)
    Dividends paid on preferred stock .............................        (40,000)            (42,000)
                                                                       -----------         -----------
         Net Cash provided by and used in Financing Activities: ...      2,750,000            (181,000)
                                                                       -----------         -----------
NET INCREASE/(DECREASE) IN CASH ...................................        829,000             400,000
Cash and cash equivalents at beginning of period ..................        270,000             102,000
                                                                       -----------         -----------
Cash and cash equivalents at end of period ........................    $ 1,099,000         $   502,000
                                                                       ===========         ===========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest .................................................    $    76,000         $    42,000
         Income Taxes .............................................              0                   0
                                                                       -----------         -----------
    Total .........................................................    $    76,000         $    42,000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

     1. Basis of Presentation

The information contained herein with respect to the three month periods and nine month periods ended September 30, 2002 and 2001 has been reviewed by the independent auditors and was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles. Included are the adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three month periods and nine month periods ended September 30, 2002 and 2001. The results are not necessarily indicative of results to be expected for the year.

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

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Revenues for the first nine months of 2002 were $7,858,000, representing an increase of $3,981,000 (103%) from the $3,877,000 reported for the nine month period ending September 30, 2001. The Company initiated the following sales and marketing programs that have significantly boosted revenue and profits:
Continued success of the Physicians Lifestyles Program supported by the Company's teleweb programs, introductory sales of the Company's Medifast Plus for Diabetics to physicians and patients, the Company's robust and aggressive advertising program in National print magazines and newspapers such as Parade, and the continued success of the Take Shape for Life Health Network. Cost of sales for the first three quarters of 2002 increased by $959,000 (59%) from 2001. Gross profit for the first three quarters of 2002 increased by $3,022,000 (135%) from 2001 due to sales of higher margin products, such as Medifast Plus for Diabetics. Selling, general and administrative expenses for the first three quarters of 2002 of $3,512,000 increased by $1,954,000 (125%) over the same period of 2001. This was a result of increased advertising, customer service improvements, expansion, and infrastructure costs. Despite the increase, the Company maintained overall better cost controls.

The net profit from operations for the first nine months of 2002 was $1,753,000, which is $1,068,000 (156%) greater than the same period last year. The operating profit is attributable primarily to an Internet-focused teleweb sales and marketing strategy and higher margin new product and programs sales. Increased sales via Medifast Direct(R), Take Shape Health Advisors, and the Internet to medical practitioners and their patients significantly improved margins to 65%. The income before provision for income taxes for the nine month period was $1,522,000, which is $955,000 more than the $567,000 profit for the first three quarters of 2001. Management significantly improved the balance sheet and the Company's profitability by paying off its short term debt, its Series "A" Preferred stockholders, purchasing its building and grounds and restructuring the long term debt on more favorable terms. Interest expense was $80,000 during the nine month period ending September 30, 2002 as compared to $160,000 for the same period in 2001. Current interest expense was stabilized, increasing cash flow and thereby reducing the need to increase borrowing. The Company has deferred patent development costs of $125,000, which includes the Johns Hopkins Clinical Study and development costs of the patent pending "Medifast Plus(R) for Diabetics" product line. The Johns Hopkins Clinical Study is a two year clinical trial study led by Dr. Larry Cheskin to further evaluate the disease and weight management capabilities of Medifast Plus for Diabetics. This product line has received the Seal of Approval from the National Glycemic Research Institute for many of its products. The valuation allowance against income tax benefits to be realized from net operating loss carry forwards was reduced by $957,000 during the first nine months of 2002 because the Company's operating results exceeded previous estimations.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Third quarter revenues for 2002 of $3,058,000 increased by $1,837,000 (150%) from $1,221,000 for the three month period ended September 30, 2001. Cost of sales for the period was $961,000, an increase of $527,000 (121%) from $434,000 during the same period of 2001. Gross profits of $2,097,000 for the third quarter of 2002 increased by $1,310,000 (166%) from $787,000 in the third quarter of 2001. During the quarter the Company experienced a profit from operations of $774,000 compared to a profit of $163,000 for the third quarter of 2001. The income before provision for income taxes for the third quarter of 2002 was $734,000 compared to a net profit of $134,000 in the third quarter of 2001. A provision for income tax benefits of $809,000 was recognized in the third quarter of 2002 due to the reduction in the valuation allowance against benefits to be realized from net operating loss carry forwards. This benefit arose because the Company's operating results exceeded those previously estimated.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company was successful in refinancing its lines of credit as follows:

o On July 26, 2002 Jason Pharmaceuticals purchased Seven Crondall Associates, a Maryland Limited Liability Corporation which owns the assets of the building and grounds of 11445 Cronhill Drive, Owings Mills, Maryland. The building is an FDA approved manufacturing facility. Medifast purchased the LLC company for Three Million Four Hundred Thousand Dollars ($3,400,000). The loan for $2,850,000 has a 15-year maturity and carries an interest rate of LIBOR plus 275 basis points.

o On July 26, 2002 Jason Pharmaceuticals opened a $550,000 revolving line of credit at the Prime rate, with Mercantile-Safe Deposit and Trust Company.

The purchase of the manufacturing facility and the new revolving credit line gives the Company the necessary financing to fund its growth and business plan while securing its future in a state of the art food and pharmaceutical grade manufacturing facility.

o On September 1, 2002, the Company announced the implementation of Take Shape for Life, Inc., a Delaware Corporation, which is a wholly owned subsidiary of Medifast, Inc. This is a dynamic health network and marketing program that is dedicated to providing disease and weight management solutions through certified and trained health advisors and professionals across the United States. Management anticipates that this program should double in size over the next twelve to eighteen months given that new physicians and health advisors are enrolled from the Company's efforts and its database, which already contains over 15,000 medical professionals. Based on historical trends, management estimates that approximately 15% of the physicians and health advisors will be converted into the health network. This program currently has 40 physicians and 200 certified and trained health advisors. Dr. Wayne Anderson, Medical Director, Richard Logsdail, President and Daniel Bell, Executive Vice President, are the Executive Team recently hired to operate this subsidiary.

o The Company has recently formed Jason Properties, LLC, a Delaware Limited Liability Corporation which is a wholly owned subsidiary of Medifast, Inc. Jason Properties, LLC., introduced the implementation of the MEDSLIM(R)Program, which allows licensing opportunities for its medically prescribed weight control program. Since 1980, the Company estimates that over 15,000 physicians nationwide have used Medifast as a treatment for their overweight patients and that an estimated 750,000 patients have used its products to lose and maintain their weight. The new MEDSLIM(R)Program has already signed up two functioning clinics during the fourth quarter of 2002. The Company anticipates that over the next two years at least 100 clinics across the country will be fully engaged. The program offers a competitive marketing edge through a regional advertising program providing exclusive territories, marketing support, and web-based patient referrals

o On July 26, 2002 Jason Properties, LLC., a wholly owned subsidiary, purchased the intellectual property of Jason Pharmaceuticals, Inc., which consists of the Medifast, Inc., Trademarks and Patents. The Company will also import health related items from the Far East to support its weight management business.

o On September 23, 2002, the Company announced a joint venture with Elegant World SDN BHD (Elken) of Indonesia. The venture calls for Medifast, Inc. to manufacture its Take Shape(R) weight management products and programs for the Asian market. Medifast Take Shape products were selected in the four-year U.S. government National Institute of Health (Doctor Koop Study) weight management study at the University of Vermont, and achieved significant weight loss results. The Company has received large orders for the Take Shape(R) product that will be shipped in the next six months, and anticipates continuous orders in the upcoming quarters, supporting their efforts to launch this clinical product in Asia.

The Company had working capital of $2,041,000 on September 30, 2002 compared with $1,501,000 at December 31, 2001. The $540,000 net increase reflects the profits in the first, second and third quarters from operations. The Company has sufficient cash flow from operations to fund its current business plan.

INFLATION

To date, inflation has not had a material effect on the Company's business.

                            ITEM 5. OTHER INFORMATION

Litigation:

     1) The Company is the Plaintiff against Mr. Carl Valore (former attorney), Mrs. Beverly Valore (former Director), Mr. William Money (former consultant), and Mr. Reed Vordenberg, the former President of HealthRite, Inc. The Company received a summary judgment in favor of Jason Pharmaceuticals, Inc., its subsidiary, for over $383,000 against Worldwide Universal Health Network, the predecessor in merger and interest to Century Industries, which is in Chapter 7, and for which the court appointed a trustee on March 26, 2001. The Company has settled the controversy with the Century Trustee for $20,000 which provided for the dismissal of all claims against the Company and its CEO, in order to reduce its legal costs, since recovery of its claim is remote. Additionally, the New Jersey Federal Bankruptcy Court dismissed with prejudice all third-party claims against the Company.

     2) The Company is a defendant in a lawsuit with its competitor Robards, Inc. / Food Sciences Corporation, Inc. pertaining to what Robards, Inc. / Food Sciences Corporation alleged were slanderous and untrue statements made to its customers. The Company thru local counsel filed a Counterclaim and Third Party Claim, alleging conspiracy to damage the Company business and trademarks, trademark infringement, violations of the Millennium Copyright Act, business defamation, as well as other claims. Robards and Medifast both claim damages in excess of $75,000. The Company also claims that selected third party defendants also conspired to damage the reputation and quality of the Medifast brand. The Company intends to vigorously defend its reputation of ethical integrity (integrity of its products and formulas) and its trademarks.

SETTLEMENT AGREEMENT: The Company resolved a contract dispute with Health Inventions, Inc. by a settlement to acquire selected assets of the company to include software, infrastructure, customer lists and protocols for 100,000 shares of Medifast stock to the principals of Health Inventions, Inc., Sharper Zone, Inc. and BEK Family Trust. Assumption of costs associated with the transition of moving the assets to Medifast is estimated to be in excess of $400,000 in cash to be paid over the next three years.

EARNINGS PER SHARE: The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Consolidated Statement of Operations.

On July 2, 2002 the Board of Directors granted ten thousand (10,000) shares of common stock to each of the five Independent Directors of the Company at a price of $.65, equal to the fair market price on the date the shares were authorized by the Board.

On August 2, 2002 the Board of Directors granted one hundred thousand (100,000) shares of common stock, fifty thousand (50,000) shares to Sharper Zone, Inc. and fifty thousand (50,000) shares to BEK Trust, LLC at a price of $1.26, equal to the fair market price on the date the shares were authorized by the Board.

On September 13, 2002 certain members of the Board executed twenty thousand (20,000) options and seventeen thousand (17,000) warrants at an option/warrant price equal to the fair market price on the date of the grant. Bradley MacDonald purchased twenty-seven (27,000) thousand shares of common stock, and Michael MacDonald purchased ten thousand (10,000) shares of common stock.

Revenue Recognition-Revenue is recognized at the time of shipment.

AUTHORIZATION OF COMMON STOCK. Throughout the third quarter of 2002, the Company issued 137,000 shares of Common Stock. To include the conversion of options and warrants to common stock on behalf of Messrs. Bradley T. and Michael MacDonald, Directors of the Company.

ELECTION OF ADDITIONAL INDEPENDENT DIRECTOR: Mrs. Mary T. Travis, a mortgage banking corporate officer with thirty-one years of diversified mortgage banking and finance experience, currently with Sunset Mortgage Company, has been elected to the Board of Directors of Medifast, Inc., as an additional Independent Director, preparing the Company for its application to the AMEX or NASDAQ exchange. Mrs. Travis was issued 5,000 shares of Medifast, Inc. stock at market as compensation for her services as a Director for 2002.

FORWARD LOOKING STATEMENTS: Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management's expectations for fiscal year 2002 and beyond, are forward looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company's expectations. The Company cautions investors not to place undue reliance on forward-looking statements which speak only to management's experience on this date.

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