Form 10KSB
period 2002-12-31
MEDIFAST INC
filed 2003-03-07
CIK 910329

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                          Commission File No. 000-23016

                                   ----------

                                 MEDIFAST, INC.
               --------------------------------------------------
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

                                     Yes X     No ___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2002 were $12,345,000.

Aggregate market value of voting stock held by non-affiliates of registrant (deemed by registrant for this purpose to be neither a director nor a person known to registrant to beneficially own, exclusive of shares subject to outstanding options, less than 5% of the outstanding shares of registrant's Common Stock) computed by reference to the closing sales price as reported on the American Stock Exchange on December 31, 2002: $5.32.

Number of shares outstanding of registrant's Common Stock, as of December 31, 2002: 7,204,693 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one)

                                Yes ___   No  X

                                     PART I

ITEM 1. BUSINESS.

SUMMARY

      Medifast, Inc. (the "Company", or "Medifast") is a Delaware corporation, incorporated in 1993. The Company's operations are primarily conducted through two of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc. ("Jason") and Take Shape for Life, Inc. ("TSFL"). The Company is engaged in the production, distribution, and sale of weight and disease management products and other consumable health and diet products. Medifast, Inc.'s product lines include weight and disease management, meal replacement and sports nutrition products manufactured in a modern, FDA approved facility in Owings Mills, Maryland.

      During 2002, with an enthusiastic staff of Medifast(R) professionals, the Management Team enhanced the value of the Company by generating significant operating profits and cash flows.

      The Company's focus on clinically proven Medifast(R) weight and disease management products is the centerpiece of its dominating presences in the $26 billion a year U.S. Meal Replacement Market:

      o The Company's increased advertising in national magazines and newspapers e.g. Parade, Newsweek, US News & World Report, People, Readers Digest; and

      o The recent launch of the Take Shape for Life, Inc., health network subsidiary, will provide supervised weight and disease management and fitness programs to major clinics, corporations, and individuals increasing the Company's market share.

      o The Company's product development program has and will continue to produce nutritional products positioned to significantly reduce the incidences and cost of obesity, diabetes, arthritis, appetite suppression, menopausal symptoms, and coronary disease; and

      o Joint ventures, such as the one recently announced with Elken International of Malaysia for the sales of the Company's Take Shape(TM)/Dr. Diet weight management products for the Asian Market will substantially increase revenues and expand the Medifast brand worldwide.

      Management's mission is to position the Company to become a leader in the field of medically supervised nutrition, disease and weight management, and health-related nutrition programs. The following will assist in achieving this goal through 2003:

      o Enhancing and expanding its medical practitioner network through a growing Clinical Affairs department;

      o Continuing to develop the Lifestyles physician compliance program that supports the practitioner's patient base by having his patients order directly from the Company via the Internet or 800-telephone number; and

      o Expanding the Take Shape for Life Health Network to over twice its current size through lead generation created by the Company's marketing and recruiting efforts.

      Management significantly improved the balance sheet and the Company's profitability by retiring its short debt, its Series "A" Preferred stockholders, purchasing its building and grounds and restructuring the long-term debt on more favorable terms.

      o On July 26, 2002 Jason Pharmaceuticals purchased Seven Crondall Associates, a Maryland Limited Liability Corporation, which owns the assets of the building and grounds of 11445 Cronhill Drive, Owings Mills, Maryland. The building is an FDA approved manufacturing facility. Medifast purchased the LLC company for Three Million Four Hundred Thousand Dollars ($3,400,000). The loan for $2,850,000 has a 15-year maturity and carries an interest rate of LIBOR plus 275 basis points.

      o On July 26, 2002 Jason Pharmaceuticals opened a $550,000 revolving line of credit at the prime rate, with Mercantile-Safe Deposit and Trust Company.

The purchase of the manufacturing facility and the new revolving credit line gives the Company the necessary financing to fund its growth and business plan while securing its future in a state-of the-art food and pharmaceutical grade manufacturing facility.

      o On September 1, 2002 the Company announced the implementation of Take Shape for Life, Inc., a Delaware Corporation, which is a wholly owned subsidiary of Medifast, Inc. This is a dynamic health network and marketing program that is dedicated to providing disease and weight management solutions through qualified and trained health advisors and professionals across the United States. Management anticipates that this program should double in size over the next twelve to eighteen months given that new physicians and health advisors are enrolled from the Company's efforts and its database, which already contains over 15,000 medical professionals. Based on historical trends, management estimates that approximately 15% of the physicians and health advisors will be converted into the health network. This program currently has 40 physicians and 1000 certified and trained health advisors.

      o The Company has recently formed Jason Properties, LLC., a Delaware Limited Liability Company, which is a wholly owned subsidiary of Medifast, Inc. Jason Properties, LLC., introduced the implementation of the MEDSLIM(R)Program, which allows licensing opportunities for its medically prescribed weight control program. Since 1980, the Company estimates that over 15,000 physicians nationwide have used Medifast as a treatment for their overweight patients and that an estimated 750,000 patients have used its products to lose and maintain their weight. The new MEDSLIM(R)Program signed up two functioning clinics during the fourth quarter of 2002. The Company anticipates that over the next three years at least 100 clinics across the country will be fully engaged. The program offers a competitive marketing edge through a regional advertising program providing exclusive territories, marketing support, and web-based patient referrals.

      o On July 26, 2002 Jason Properties, LLC., a wholly owned subsidiary, purchased the intellectual property of MEDSLIM trademarks and licenses, which consists of the licensed MEDSLIM clinics selling Medifast products. The Company has nine MEDSLIM clinic licenses as of March 1, 2003.

      o On September 23, 2002 the Company announced a joint venture with Elegant World SDN BHD (Elken) of Malaysia. The venture calls for Medifast, Inc., to manufacture its Take Shape(TM)/Dr. Diet weight management products and programs for the Asian market. Medifast Take Shape products were selected in a four-year U.S. government National Institute of Health (Doctor Koop Study) weight management study at the University of Vermont, and achieved significant weight loss results. The Company has received significant business for the Take Shape(TM)/Dr. Diet product and anticipates continuous orders in the upcoming quarters, supporting their efforts to launch this clinical weight management product in Asia.

The Company had stockholders equity of $5,578,000 on December 31, 2002 compared with $2,538,000 at December 31, 2001. The $3,040,000 net increase reflects the profits during the year from operations, execution of options and warrants, and sales of additional shares. The Company has sufficient cash flow from operations to fund its current business plan.

MARKETS

      Obesity is a complex, multi-factorial chronic disease and is the second leading cause of preventable death in the United States. According to the World Health Organization's 2000 statistics, more than 1 billion individuals are overweight. The International Obesity Task Force has estimated that 60% of the U.S. population is overweight, and a 2001 survey by market researcher NPD Foodworld reported that 63% of U.S. people responding to a survey wanted to lose 20 or more pounds. An estimated 10% of the people are clinically obese (defined as having 25 to 40 pounds of excess weight), and an additional 15% are morbidly obese (40 or more pounds of excess weight). Obesity appears to be a contributing factor to susceptibility to diseases, including some forms of cancer, diabetes, infertility, liver disease and heart disease.

      According to the American Obesity Association, consumers spend about $30 billion per year trying to lose weight or prevent weight gain. This figure includes spending on diet sodas, diet foods, artificially sweetened products, appetite suppressants, diet books, videos and cassettes, medically supervised and commercial programs, and fitness clubs. The U.S. market for meal replacement products is approximately $26 billion annually, and sports nutrition represents an additional $500 million or so. Furthermore, the U.S. weight loss and diet control market increased 6.7% and 4.7% in 2000 and 2001, respectively.

      Medifast's current business model incorporates three channels of distribution, similar to a three-legged stool:

The Medifast Lifestyles Program- This program is a medical support network of health care professionals that support patients on the Medifast program. Having the support of a Medifast Lifestyles physician or qualified medical practitioner increases Medifast success rates and ensures that each individual receives personalized attention throughout their weight loss program. Since 1980, management estimates that more than 15,000 physicians nationwide have used Medifast as a treatment for their overweight patients and that an estimated 750,000 patients have used its products to lose and maintain their weight.

         The Company maintains an in-house Lifestyles program for customers who do not have a Medifast physician. These qualified medical practitioners coordinate supervision of the Medifast program with the patient's primary care physician. They also offer free Medifast program support. These practitioners are available via telephone or e-mail when patients feel that they need some extra encouragement or if they have questions or concerns relating to the Medifast program.

Take Shape for Life(TM) - On September 1, 2002 the Company announced the implementation of Take Shape for Life, Inc., a Delaware Corporation and a wholly owned subsidiary of Medifast, Inc. This program is a comprehensive, medically supervised virtual clinic designed to assist in long-term weight loss and disease and lifestyle management featuring Medifast weight and disease management products.

      Program entrants are encouraged to consult with their primary care physician and Take Shape for Life health advisors for screening purposes. These advisors are supported, educated and qualified by The Health Institute, a dedicated training institute staffed by Medifast professionals. These professionals obtain Medifast qualification based upon a testing of their knowledge of Medifast and the Medifast product line. They recruit program entrants and provide them with guidance and Medifast product samples. The number of certified and trained health advisors presently exceeds 1,000 and management plans for a very rapid expansion.

Traditional Physicians and Clinics - Many Medifast physicians chose to implement and support the Medifast program completely within their practice. These physicians carry an inventory of product and provide appropriate testing, medical support and patient evaluations. In addition, the Company implemented the MEDSLIM(R) Program, which allows licensing opportunities for its medically prescribed weight management program. The program offers a competitive marketing edge through a regional advertising program, on-site training, exclusive MEDSLIM(R) territories, marketing support, and web-based patient referrals.

      The Company's efforts are directed toward further penetration of the growing $26 billion meal replacement market. According to a study conducted by Marketdata Enterprises Inc., approximately 52 million people are on a diet in the United States. Because obesity and overweight are associated with over 30 major medical conditions, Medifast(R) programs may be tax deductible when recommended by a qualified medical practitioner for the treatment of an existing disease. Obesity itself is recognized by the federal government as a treatable disease.

THE MEDIFAST(R) BRAND

      Traditionally, Medifast was a medically supervised weight loss program, which specialized in multidisciplinary patient education programs using the highest quality meal replacement supplements. Medifast's core programs and products have recently expanded over a wellness spectrum to include disease management and sports performance products. Medifast is particularly focused on disease management with the launch of Medifast Plus for Diabetics, Medifast Plus for Women's Health and Medifast Plus for Joint Health. Medifast is also focusing on clinical sports nutrition with the launch of two gender specific bio-engineered foods specially designed for athletes, Take Shape(TM) Women's Sports Drink and Take Shape(TM) Bio-engineered Food for Men.

      Many Medifast Plus for Diabetics patent pending products have earned the coveted Seal of Approval from the Glycemic Research Institute. The line, designated as Low Glycemic, does not overly stimulate blood glucose and insulin and does not stimulate fat-storing enzymes. Products included in the Medifast Plus for Diabetics line consist of three delicious shakes, homestyle chili, hearty apple cinnamon oatmeal, creamy chicken soup, creamy broccoli soup, chicken noodle soup, ready-to drink, and two snack bars. Most Medifast products are heart healthy as approved by the FDA contain at least 6.25 grams of soy protein per serving.

      The Johns Hopkins Bloomberg School of Public's Health Nutrition and Health Research Clinic is conducting a two-year clinical study to evaluate the efficacy of the dosage-controlled, engineered food, Medifast Plus for Diabetics compared to a standard American Diabetes Association (ADA) weight loss treatment program using whole foods, in terms of changes in weight loss in men and women who suffer with overweight and type II diabetes. The results are to be presented showing the cost savings of using the Medifast program.

      In addition, the Company is planning the launch of its cutting edge adolescent weight management product, Fit!(TM) in 2003. Roughly 13% of children ages 6 to 11 and 14% of adolescents aged 12-19 were overweight in 1999. Medifast, Inc., recognizes the danger of this trend and is preparing to enter the market of nutritional supplements for adolescents.

      Most Medifast(R) products qualify to make the FDA's heart healthy claim, "May Reduce the Risk of Heart Disease." In order to make this claim, a product must contain at least 6.25 grams of soy protein per serving and be low in fat, saturated fat, and cholesterol. Unlike popular fad diets and herbal supplements, Medifast(R) products are a safe, nutritionally balanced choice, which offers gender specific formulas offering protein and carbohydrates, a soy protein source rather than animal protein source, and vitamin and mineral fortification. It is very difficult to meet the minimum recommended nutritional requirements on a very low-calorie diet, but a dieter can easily meet these requirements using the nutrient dense Medifast(R) brand of meal replacement food supplements.

      Medically supervised, low calorie diets are making a comeback, as consumers search for a safe and effective solution that provides balanced nutrition, quick weight loss and valuable behavior modification education. In addition, consumers are becoming more aware of chronic diseases such as diabetes and coronary health.

      Medifast(R) Take ShapeTM is an over-the-counter weight loss product which is currently being marketed through the internet and select independently owned pharmacies across the country. In addition, the Company began manufacturing the Take Shape(TM)/Dr. Diet weight management products and programs for the Asian Market. Take Shape products are recommended by medical practitioners as a "maintenance meal replacement" which has proven to be highly successful when used after a patient has reached their goal weight on a lower calorie Medifast(R) program. The Company launched two sports nutrition products under the Take Shape(TM) label in 2002 including Take Shape(TM) Women's Sports Nutrition and Take Shape(TM) Bio-Engineered Food for Men.

COMPETITION

      The most significant competition for meal replacements is individuals' do-it-yourself diet plans. A 2000 Gallup study found that 71% of people attempting a diet did so on their own. In view of the fact that such plans generally fall well short of their goals, this high level of do-it-yourself activity presents a significant marketing opportunity for the meal replacement industry.

      The meal replacement business is dominated by SlimFast(R) Foods Company (Unilever), which has a strong foothold in retail markets. Medifast management estimates that SlimFast(R) retail sales are running at a $750+ million annual rate. SlimFast(R) products generally have higher caloric and sugar content than comparative Medifast(R) products.

      Weight Watchers International and Jenny Craig, Inc. (privately held) sell low-calorie, prepackaged meals and preach the benefits of portion control. Weight Watchers helps to generate demand for its products and "winning points" program by hosting pay-as-you-go meetings, and it generates significant fees from those meetings.

      There are several competitors making use of medical weight management. These companies include OptiFast (Novartis Nutrition Corporation) and Robards, Inc. (Food Sciences Corporation, Inc.)

      The Company has a premier advantage over its competition because it has been on the cutting edge of product development with soy protein and weight management products since 1989. The Company thrives off its philosophy of eat a nutritional meal or replace it with Medifast. In 2002, Medifast(R) developed "Heart Healthy" Homestyle Chili, which contains 7.2 grams of soy protein per serving, the most in its category. Medifast(R) also developed Medifast Plus for Diabetics, Medifast Plus for Women's Health, Medifast Plus for Joint Health, and Medifast Plus for Appetite Suppression. These products are formulated with high-quality, low-calorie, low fat ingredients to provide alternatives to traditional medicinal remedies. The Medifast(R) brand has been clinically tested and proven at Johns Hopkins University and has been safely and effectively used in its weight management center for over 15 years.

PRODUCTS

      The Company offers a variety of weight and disease management products under the Medifast(R) brand and for select private label customers. The Company has launched Take Shape for Life, Inc., a health network of certified health advisors and medical professionals who will distribute and medically monitor Medifast(R) programs. In addition, the Company has formed a strategic joint venture with Elken International of Maylasia, by which Medifast will manufacture its Take Shape(TM)/Dr. Diet product for distribution in the Asian market.

      The Medifast(R) line includes Medifast(R) 55, Medifast(R) 70, Medifast(R) Plus for Appetite Suppression, Medifast(R) Take ShapeTM, Medifast(R) Supplement Bars, Medifast(R) Creamy Soups, Medifast(R) Hot Cocoa, Medifast(R) Apple Cinnamon Oatmeal, Medifast(R) Pro Tea, Medifast(R) Chicken Noodle Soup, Medifast(R) Fast Soups, Medifast(R) Homestyle Chili and Medifast(R) Multigrain Crackers.

      Medifast nutritional products are formulated with high-quality, low-calorie, low-fat ingredients. Most provide high-quality soy protein and essential vitamins and minerals, as well as other nutrients essential for good health. The Company uses DuPont Protein Technologies' Supro(R) brand soy protein, which is a high-quality complete protein derived from soybeans.

      Management has expanded its product development program across a wellness spectrum to include specifically tailored disease management products with the launch of Medifast Plus for Diabetics, Medifast Plus for Joint Health, and Medifast Plus for Women's Health. The Company has also expanded into the sports performance arena with two gender specific products, Take Shape(TM) Sports Nutrition for men and women. It also has reformulated its ever-popular Medifast Plus for Appetite Suppression to be more effective.

      The Company plans to market a variety of non-nutritional, health related items to supports its weight management business. These products include a blood pressure monitor, thermometers, a body fat reader and a scale. Many of these products will be sourced in the Far East. Management is evaluating other products for possible marketing opportunities, with an eye toward offering high-quality products at low prices.

      Medifast(R) brand awareness continues to evolve through product development, line extensions, and the Company's emphasis on quality customer service, technical support and publications developed by the Company's marketing staff. Medifast(R) products have been proven to be effective for weight and disease management in clinical studies conducted by the U.S. government and Johns Hopkins University. The Company has continued to develop its sales and marketing operations with qualified management and innovative programs. The Company's facility in Owings Mills, MD manufactures powders currently and subcontracts its production of its Ready-to-Drink products and Supplement Bars.

NEW PRODUCTS!

Medifast Plus for Appetite Suppression- This is a low calorie, low fat drink mix containing a variety of vitamins and minerals that is high in calcium and soy protein. It also contains Super Citrimax(TM) and Medifiber(TM), which are designed to curb appetite while maintaining consistent weight loss. Super Citrimax(TM) is a natural product extracted from the dried pericarp rind of Garcinia Cambogia, a South Asian fruit. It contains a hydroxycitric acid (HCA) that studies indicate reduces appetite and provides the body with the biochemical means to help control weight by balancing blood lipid levels and energy metabolism. Medifiber(TM) is a natural ingredient derived from the skin and pulp of selected fruit. It has been clinically shown to lower cholesterol and suppress appetite.

Medifast Plus for Diabetics- This segment of the Medifast product line has been specially formulated for diabetics. It is a low sugar, low calorie, low fat, low cholesterol product line that is rich in calcium and iron and an excellent source of fiber. The products are enriched with 24 essential vitamins and minerals, are high in soy protein and have a low glycemic index. Many products wear the Glycemic Research Institute's Seal of Approval and are classified as diabetic friendly. The line includes chocolate, vanilla and strawberry shakes; homestyle chili; oatmeal; chicken noodle, cream of broccoli and cream of chicken soups; and chocolate and peanut butter nutritional bars. The Company has a patent pending on its line of diabetic shakes.

      With an estimated 17 million diabetics in the U.S., the market potential for this product line appears to be substantial. Furthermore, the line is not expected to exhibit a seasonal sales pattern, which would help offset the seasonality of the Company's diet products.

Medifast Plus for Joint Health - This is a specially designed meal-replacement supplement that is formulated to relieve the symptoms associated with arthritis and poor joint health. The supplements are formulated with high quality glucosamine and chondroitin. Glucosamine is a nutrient shown in studies to help regenerate the cushioning components of joints and other tissues. Studies have indicated that chondroitin helps draw more moisture into cartilage to provide support and protection against further destruction of the joint. For optimal joint health, Medifast Plus for Joint Health should be taken three times a day as part of an overall Medifast program. It can also be used as a snack or occasional meal replacement.

Medifast Plus for Women's Health - This is a specially designed meal-replacement supplement, formulated to relieve and prevent the symptoms of menopause, including hot flashes, mood swings, night sweats, fatigue, vaginal dryness, loss of libido, headaches, anxiety and insomnia. This line of shakes is formulated with the natural herbs black cohosh, chaste tree berry, and echinacea purpurea, which studies have shown may reduce menopausal symptoms. Medifast Plus for Women's Health can be taken up to three times per day as part of an overall Medifast program. It can also be used as a snack or occasional meal replacement.

Clinical Sports Nutrition - The Company markets Take Shape(TM) Pro Drinks for enhanced fitness and performance by particularly active individuals. The drinks are formulated with high-quality protein, added BCAAs, antioxidants, chromium glutamine, canitine and more. These drinks are recommended as meal replacements or as snacks before, after or between workouts.

SALES AND MARKETING

      The Company has made tremendous strides in its sales and marketing operations as it continues to build upon a core strategic plan and proven advertising strategy that has led the Company's teleweb operation to drive the sales of its medically supervised weight and disease management products and programs.

      The Company is committed to the continuous improvement of its business model which provides physicians a variety of dynamic programs ranging from buying and reselling products out of their offices to directing patients to order from the Company while receiving generous compliance fees for program supervision.

      The Company has created a Clinical Affairs division led by a team of seasoned sales professionals. The department is responsible for prospecting larger accounts, clinics, hospitals, and HMOs and has been instrumental in the development of the clinic-licensing program, MEDSLIM(R). In addition, the department pursues new physicians and clinics and supports the existing practitioner base.

      The marketing department is staffed by a highly educated dynamic team of professionals who work closely with medical and technical staff in the development of cutting edge support materials, advertising and internet marketing strategies and management of intellectual properties, patents, and clinical distributors. In addition, the team works with medical and technical staff in the development of product packaging, product labeling, creative initiatives and website development. The marketing department develops campaigns, materials and strategies for all subsidiaries of Medifast, Inc.

ADVERTISING AND PROMOTION

      The Company launched an updated website in 2002 which provides consumers with advanced information regarding the Medifast program and an online database of participating Medifast practitioners. In addition, customers may receive discounts using promotional codes from advertising. The website now offers an extensive product FAQ, company history, information for investors, customer order histories and overall ease of use for consumers. The Company will continue to make improvements to its website and will specialize its site to offer more specific information and easier ordering capabilities as it continues to develop products in new categories.

      The primary advertising medium used to attract customers to its teleweb operation will continue to be print magazines e.g. Parade and Newsweek. The Company will place increased emphasis in 2003 on integrated advertising, public relations and investor relations strategies. The Company will continue to expand its advertising efforts as sales and marketing spending will grow dramatically in 2003. The Company also plans to move beyond print publications into radio and local cable television. These sales and marketing initiatives tie in with current market trends, seasonal diet trends, and Internet and product development strategies.

      "Medifast is Awesome Baby!" In November 2002, the Company announced that Dick Vitale, a former basketball coach and celebrity sportscaster joined the Medifast team in order to assist in promoting a healthy lifestyle using the Company's weight and disease management and sports nutrition products. The Company is developing a comprehensive advertising and promotional campaign that will feature Mr. Vitale, as the Medifast spokesperson to encourage American's to lose weight and get in shape. The campaign's theme will be "You Lose and You Win with Medifast."

      The three-year agreement between Mr. Vitale and the Company is to augment the Company's already established sales and marketing efforts, which included more than doubling advertising and coupon support.

      The Company's Clinical Affairs and Marketing departments planned and attended several medical professional trade shows in 2002. The Company is planning to increase its exposure in the clinical market by attending a broader variety of trade shows in 2003. The Company continues to advertise to its physician and qualified medical practitioner network in trade publications. This industry specific advertising, which consists of direct mail and targeted ads that include a tear off business reply card, has assisted in the creation of the Medifast database of medical practitioners, which allows the Company to market its products and programs to an interested audience and as a result is leading to the expansion of the medical practitioner network.

MANUFACTURING

      Jason Pharmaceuticals, Inc., the Company's wholly owned manufacturing subsidiary, produces most of the Medifast products in a state-of-the-art food and pharmaceutical-grade facility in Owings Mills, Maryland. Management purchased the plant in July 2002 for $3.4 million. The Company outsources its bars and ready-to-drink products, but plans to add an internal production line for bars and soups in 2003. The capital expenditure required for this addition is estimated to be $400,000.

      The plant has the capability for much higher production output without substantial capital expenditure. It is presently operating on only a single shift. Adding one additional shift would enable the Company to produce enough product to generate over $50 million in sales if needed in 2003.

      Product labeling, quality control, manufacturing processes and equipment are subject to regulations and inspections mandated by the Food & Drug Administration (FDA), the Maryland State Department of Health and Hygiene, and the Baltimore County Department of Health. The plant strictly adheres to all cGMP practices and has maintained its status as an "OU" (Orthodox Union) Kosher-approved facility since 1982.

FINANCING AND STRATEGIC ALTERNATIVES

      Management desires to develop strategic marketing relationships with other third parties having existing relationships with the medical professional community, specifically to reach the diabetic population in the United States and to secure international distribution in Europe and Asia.

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

      To the extent that sales of vitamins, diet, or nutritional supplements may constitute improper trade practices or endanger the safety of consumers, the operations of the Company may also be subject to the regulations and enforcement powers of the Federal Trade Commission ("FTC"), and the Consumer Product Safety Commission. The Company's activities are also regulated by various agencies of the states and localities in which the Company's products are sold. The Company's products are manufactured and packaged in accordance with customers' specifications and sold under their private labels both domestically and in foreign countries through their own distribution channels.

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

EMPLOYEES

      At December 31, 2002, the Company employed 55 people, of whom 20 were engaged in manufacturing, and 35 in marketing, administrative and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company.

ITEM 2. DESCRIPTION OF PROPERTY

      In 2002, the Company purchased a 49,000 square-foot facility in Owings Mills, Maryland for its manufacturing, warehousing and distribution. The Company leases a 3,600 square foot facility in Owings Mills, Maryland, through the year 2003 for additional storage and distribution purposes. The Company's outlet retail store was moved to Owings Mills, Maryland in December 1998 with a five-year lease that expires in March 2004. The leases require the Company to bear, in addition to the basic rent, the costs of insurance, tax and certain maintenance costs. The store is currently being subleased to a mortgage-banking firm. The Company closed the store in 2001.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is a defendant in a lawsuit with its competitor Robards, Inc. / Food Sciences Corporation, Inc. pertaining to what Robards, Inc. / Food Sciences Corporation alleged were slanderous and untrue statements made to its customers. The Company filed a Counterclaim and Third Party Claim, alleging conspiracy to damage the Company's business and trademarks, trademark infringement, violations of the Millennium Copyright Act, business defamation, as well as other claims. Robards and Medifast both claim damages in excess of $75,000. The Company also claims that selected third party defendants also conspired to damage the reputation and quality of the Medifast brand. The Company intends to vigorously defend its reputation of ethical integrity (integrity of its products and formulas) and its trademarks.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Medifast Annual Shareholder Meeting was held on June 6, 2002 at Villanova University in Villanova, PA. The Shareholders (82% voted in favor) elected the following slate of Directors: Mr. Bradley T. MacDonald, Rev. Donald
F. Reilly, O.S.A., Mr. Michael C. MacDonald, Mr. Scott Zion and Mr. David Scheffler. The shareholders approved the reappointment of Wooden & Benson, Chartered, as the Company's independent auditors for the fiscal year ending December 31, 2002.

      The Directors elected Mr. Bradley T. MacDonald as Chairman of the Board, CEO, Treasurer and Secretary, and Mr. Scott Zion as Assistant Secretary of the Corporation.

      The stockholders approved and the Directors amended the Company's 1993 stock option plan and increased the number of authorized stock options from seven hundred thousand (700,000) to 1 million (1,000,000) in order to provide incentives for employees, directors, and consultants performance.

      The stockholders approved and the Directors consented to increase the number of authorized shares of common stock by five million (5,000,000) shares to fifteen million (15,000,000) shares.

      The Directors authorized the Company to purchase the building at 11445 Cronhill Drive, Owings Mills, Maryland for 3.4 million dollars and directed the CEO to arrange financing on favorable terms to close the transaction in 60 days.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) The Company's Common Stock has been quoted under the symbol MED since December 20, 2002. The old symbol, MDFT, had been traded since February 5, 2001. The common stock is traded on the American Stock Exchange. The following is a list of the low and high bid quotations by fiscal quarters for 2002 and 2001:

                                                                    2002
                                                             -----------------
                                                              Low        High
                                                             -----      ------
      Quarter ended March 31, 2002 .................           .23       1.00
      Quarter ended June 30, 2002 ..................           .68        .90
      Quarter ended September 30, 2002 .............           .65       1.92
      Quarter ended December 31, 2002 ..............          1.77       6.04

                                                                    2001
                                                             -----------------
                                                              Low        High
                                                             -----      ------
      Quarter ended March 31, 2001 .................           .16        .44
      Quarter ended June 30, 2001 ..................           .27        .45
      Quarter ended September 30, 2001 .............           .17        .40
      Quarter ended December 31, 2001 ..............           .15        .33

      (b) The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

      (c) There were 1100 beneficial holders of the Company's Common Stock, as of November 4, 2002.

      (d) No dividends on common stock were declared by the Company during 2002 or 2001.

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

2002 COMPARISON WITH 2001

OPERATING

      Consolidated net sales for 2002 were $12,345,000 as compared to 2001 sales of $5,022,000, an increase of $7,323,000, or 146%. The revenue increase for the Company is attributed to the following: (a.) increased Direct Patient Sales via the Internet's Physicians Lifestyles Program; (b.) increased advertising support via national print and radio that stimulated increased sales and (c.) the Take Shape for Life health network sales.

      Gross margins increased to 70% in 2002 from 56% in 2001, due to the higher margins of the Medifast(R) products. The increase is attributed to the increased margin of Medifast(R) direct and Internet sales directly to patients via the Lifestyles and Take Shape for Life programs. Selling, general and administrative (SG&A) expenses of $6,906,000 for 2002 were $4,840,000 more than the $2,066,000 in 2001, due to increased advertising expenses to increase new sales, employee costs, upgrading the educational level and training of middle management and the addition of the Take Shape for Life health network sales and marketing infrastructure costs.

      In 2002, the Company realized a tax benefit of $925,000 as a result of previous net loss carryforward.

      Interest expense decreased by $139,000 due to the Company's decreased borrowings.

      A preferred stock dividend in the amount of $93,000 was accrued to shareholders in 2002.

      The Company experienced income from operations for the year 2002 of $1,752,000. This compares with income from operations of $745,000 in 2001, an increase of 135%. The profit from operations is attributed to the increased sales to physicians and clinics, the successful launch of TSFL, increased national advertising, improved gross margins and more direct patient sales via the Internet and the 800-telephone number supporting the Medifast(R) physician network and their patients directly.

      The successful implementation of the Medifast(R) strategic plan to focus only on the clinical weight management business while leveraging a new digital network tied into the Internet propelled the Company into a new profitable business model. The Medifast, Inc. name change two years ago was more substance than formality since it signified the Company's focus on its branded clinical weight management business. The new business model has brought back many medical practitioners and patients and has the capability to build profitable revenues with a stable customer base.

LIQUIDITY AND CAPITAL RESOURCES

      On July 26, 2002 Jason Pharmaceuticals purchased Seven Crondall Associates, a Maryland Limited Liability Company which owns the assets of the building and grounds of 11445 Cronhill Drive, Owings Mills, Maryland. The building is an FDA approved manufacturing facility. Medifast purchased the LLC for Three Million Four Hundred Thousand Dollars ($3,400,000). The mortgage loan for $2,850,000 has a 15-year maturity and carries an interest rate of LIBOR plus 275 basis points.

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

      On September 1, 2002, the Company announced the implementation of Take Shape for Life, Inc., a Delaware Corporation, which is a wholly owned subsidiary of Medifast, Inc. This is a dynamic health network and marketing program that is dedicated to providing disease and weight management solutions through qualified and trained health advisors and professionals across the United States. Management anticipates that this program should double in size over the next twelve to eighteen months given that new physicians and health advisors are enrolled from the Company's efforts and its database, which already contains over 15,000 medical professionals. Based on historical trends, management estimates that approximately 15% of the physicians and health advisors will be converted into the health network. This program currently has 40 physicians and 1000 certified and trained health advisors. An Executive Team of experienced professionals are tasked with leading this dynamic sales and marketing organization.

      The Company has recently formed Jason Properties, LLC, a Delaware Limited Liability Company which is a wholly owned subsidiary of Medifast, Inc. Jason Properties, LLC., introduced the implementation of the MEDSLIM(R) Program, which allows licensing opportunities for its medically prescribed weight control program. Since 1980, the Company estimates that over 15,000 physicians nationwide have used Medifast as a treatment for their overweight patients and that an estimated 750,000 patients have used its products to lose and maintain their weight. The new MEDSLIM(R) Program has signed up two functioning clinics during the fourth quarter of 2002. The Company anticipates that over the next three years at least 100 clinics across the country will be fully engaged. The program offers a competitive marketing edge through a regional advertising program providing exclusive territories, marketing support, and web-based patient referrals.

      Founded in January 2003, Jason Enterprises, Inc., a Texas Corporation and wholly owned subsidiary, owns the intellectual property of the Company, which consists of the Medifast, Inc., Trademarks and Patents. This subsidiary will also import health related items from the Far East to support its weight management business and act as a domestic and international sales and marketing agent for Medifast, Inc.

      On September 23, 2002, the Company announced a joint venture with Elegant World SDN BHD (Elken) of Malaysia. The venture calls for Medifast, Inc. to manufacture its Take Shape(TM)/Dr. Diet weight management products and programs for the Asian market. Medifast Take Shape products were selected in the four-year U.S. government National Institute of Health (Doctor Koop Study) weight management study at the University of Vermont, and achieved significant weight loss results. The Company has received large orders for the Take Shape(R) product and anticipates continuous orders in the upcoming quarters, supporting their efforts to launch this clinical product in Asia. It is anticipated that this business will exceed $2 million in 2003.

      In the Fall of 2001, the Company was authorized to issue 1,000,000 shares of Series "C" Preferred Convertible Stock par value ($.001), market value $1.00 per share. Each share is entitled to a dividend of 10% of liquidation value $1.00 ($.10) per share and is to be converted on December 31, 2006 unless converted prior thereto. Each holder of Preferred Series "C" Stock is entitled to one (1) vote per share in all matters in which holders of the Company's Common Stock are entitled to vote. Each share of Preferred Series "C" Stock is convertible, at the option of the holder, after one year from the issuance date into Common Stock of the Company. The conversion price will be $.50 a share. The Company issued $93,000 in dividends for Series "C" in 2002.

      In January 2000, The Company issued 552,757 shares of series "B" convertible preferred stock at $1.00 per share convertible at 75% of the market value of the stock or a maximum of $0.50 per share. This venture capital funding by "D.S. Capital Investors" provided the "turn around" capital to keep the Company from filing bankruptcy allowing it to pay its obligations after divesting its losing subsidiaries. In March 2002, prior to his election to the Board, the Company authorized the issuance of 44,000 shares of Series "C" convertible preferred for investment advisory services related to the Series "B" and Series "C" preferred to Mr. David Scheffler. In addition, the Company issued 100,000 options priced at $.50 to restructure the Company's balance sheet and provide consulting services in changing the terms of Series "B" stock by removing the "Spiral Preferred" provision and reducing the voting shares to 2 votes per share held, which was perceived to be a negative by new investors. The Company issued 128,524 warrants at $0.35 to the Series "B" shareholders for the agreement to change the terms and conditions of the offering that was more favorable to the Company.

SEASONALITY

      The Company's weight management/diet control is subject to seasonality. Traditionally the holiday season in November/December of each year are considered poor for diet control products and services. January and February generally show increases in sales.

INFLATION

      To date, inflation has not had a material effect on the Company's business.

INFORMATION SYSTEMS INFRASTRUCTURE

      The Company has installed major hardware and software data communications equipment and services including new accounting and customer service interfaces at a cost exceeding $300,000 in 2002 to support its new business model. The Company has also enhanced its network capability and security systems. Computer hardware and software and data communications hardware and software were financed by an equipment lease. Xerox installed the latest digital printing equipment allowing the Company to not only tailor and customize materials, but also enhance its direct mail initiatives to its diverse medical practitioner base and direct customers saving the Company over $300,000 in custom printing costs.

ITEM 7. FINANCIAL STATEMENTS.

      See pages F-1 through F-20.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) The following are the Board of Directors:

                                                                    Date First
     Name                     Age           Position             Became Director
     ----                     ---           --------             ---------------

Bradley T. MacDonald .......  55         Chairman of the Board,       1996
                                         Chief Executive Officer
                                         and Director

Donald F. Reilly ...........  55         Director                     1998

David Scheffler ............  33         Director                     2002

Michael C. MacDonald .......  49         Director                     1998

Scott Zion .................  52         Director                     1999

Michael J. McDevitt ........  54         Director                     2002

Mary T. Travis .............  51         Director                     2002

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

      DAVID SCHEFFLER, currently serves as a Principal and Registered Representative of JPR Capital in New York. Mr. Scheffler has over ten years experience in the financial service industry including over seven years in the origination and distribution of private equity financing. Mr. Scheffler provides technical, operational, and financial consultant services to high net worth individuals and corporate clientele. A graduate of Temple University with a BA in Finance, Mr. Scheffler has been working in the investment community since the summer of 1991. He is Series 63 and 24 licensed. Mr. Scheffler has been involved with the company since 1993 when it went public and was instrumental in providing capital for the 1999 restructuring and liquidation of assets that led to profitable operations.

      SCOTT ZION, is a Director and also Corporate Secretary for Medifast, Inc. He received a Bachelor of Arts Degree from Denison University, Granville, Ohio. Mr. Zion is currently a principal in Resources Development, Inc. a health care consulting company in Napa, California. Prior to forming Resources Development, he was Senior Vice President of Sales and Marketing for Santen, Inc. an ophthalmic pharmaceutical company. Before Santen, he was Senior Vice President and General Manager for Akorn, Inc., an ophthalmic manufacturing and distribution company. He was also employed by Pilkington Barnes Hind, a worldwide contact lens company, as Head of North American Sales and Marketing. Prior to that, he spent 20 years with the Mead Johnson Nutritional Division of Bristol Myers Squibb in various positions of increasing responsibility in sales management. He has extensive experience in nutritional products particularly in the areas of sales and marketing.

      MICHAEL J. MCDEVITT, was named a director of Medifast in June 2002. Mr. McDevitt is a retired Senior Executive and Senior Security Manager with the Federal Bureau of Investigation (FBI). He is recognized nationally as a leading authority in the U.S. Government (USG) on physical security and technical countermeasures. Mr. McDevitt developed and managed highly successful technical security programs through a succession of leadership posts, culminating in a Senior Executive Services (SES) position in the Investigative Technology Branch, FBI Laboratory Division. He managed nearly two hundred Special Agent's and engineering support staff spanning a broad spectrum of technical security programs, as well as an annual budget exceeding $200 million. Senior government personnel regard him as a leading expert on technology applied to physical security and has played a leading role in developing critical partnerships with industry as well as coupling technical capabilities with operational requirements.

      MARY T. TRAVIS, was named a director of Medifast in September 2002. She is currently employed with Sunset Mortgage Company, L.P. in Pennsylvania as the Senior Vice President of wholesale operations and was formerly the Vice President of operations for the Financial Mortgage Corporation. Mrs. Travis is an expert in mortgage banking with over 31 years of diversified experience. She is an approved instructor of the Mortgage Bankers Association Accredited School of Mortgage Banking and is a Delegate and 2nd Vice president of the Mortgage Bankers Association of Greater Philadelphia. She is the key financial executive on the Company's Audit Committee providing oversight of the Company's external auditors.

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth information as to the compensation of the Chief Executive Officer of the Company and each other executive officer who received compensation in excess of $100,000 for 2002, 2001, and 2000.

                                                      Annual Compensation
                                                      -------------------
                                                                 Value of Common/
                                       Salary      Bonus      Preferred Stock Issued      Option       Other Annual
Name                          Year      ($)         ($)          in Lieu of Cash          Awards       Compensation
----                          ----      ---         ---          ---------------          ------       ------------
Bradley T. MacDonald          2002    145,000      75,000                  0             100,000(1)         0
  Chairman of the Board       2001    135,371       (0)                $20,000(2)              0            0
  & CEO                       2000    125,000       (0)                $ 1,000(3)        100,000            0

----------
(1) The Board of Directors reinstated 100,000 options at $1.50 per share granted in 1997 and not exercised. Mr. MacDonald exercised those options in December 2002 per the Board's direction.

(2) Mr. MacDonald was issued 20,000 shares of restricted Series "C" Preferred Convertible Stock as part of compensation related to restructuring and raising new capital.

(3) The Board of Directors granted Mr. MacDonald and his family 1,000,000 shares of stock at par value ($.001) for providing a personal guarantee for the financial package of almost $850,000, which was the capital responsible for returning the Company to profitability. The stock issued was part of the personal guarantee of the MacDonald family as collateral for the Jason Pharmaceuticals Inc. loans. Mercantile Safe Deposit and Trust held common stock as collateral in addition to other personal assets.

STOCK OPTIONS

      The Company's 1993 Employee Stock Option Plan (the "Plan"), as amended in July 1995, December 1997 and again in June 2002, authorizes the issuance of options for 1,000,000 shares of Common Stock. The Plan authorizes the Board of Directors or the Compensation Committee appointed by the Board to grant incentive stock options and non-incentive stock options to officers, key employees, directors, and independent consultants, with directors who are not employees and consultants eligible only to receive non-incentive stock options. Employee stock options are vested over 2 years.

      * The following tables set forth pertinent information as of December 31, 2002 with respect to options granted under the Plan since the inception of the Plan to the persons set forth under the Summary Compensation Table, all current executive officers as a group and all current Directors who are not executive officers as a group of the Company. In addition, a chart listing option holders, grants made in FY 2002, and a list of aggregated options and the value of these options, is provided.

             ALL
CURRENT

                                                      ALL CURRENT    ALL CURRENT
                                                       EXECUTIVE     INDEPENDENT
                                       BRADLEY T.      OFFICERS       DIRECTORS
                                       MACDONALD(1)    AS A GROUP     AS A GROUP
                                       ------------    ----------     ----------

Options granted ......................   215,000        90,000        200,000
Average exercise price ...............  $   0.86       $  0.56       $   0.60
Options exercised ....................   120,000             *         10,000
Average exercise  price ..............  $   1.29             *       $   0.25
Shares sold ..........................         *             *              *
Options unexercised as of 12/31/02 ...    95,000        90,000        190,000

(1) 100,000 options issued at $1.50 per share in 1997 were reinstated after shareholders increased authorized options to 1,000,000 shares provided they were exercised by 12/31/02.

                                                                  Approximate 5YR                              Value of
                                         FY 02 Grants@           Potential Realizable      Unexercised        Unexercised
                                      Price  & Expiration        Value at 10% Annual         Options            Options
                                          Month/Year              Stock Appreciation      as of 12/31/02     as of 12/31/02
Bradley T. MacDonald, Chairman                                                                95,000            474,150
Rev. Donald Reilly, Director                                                                  50,000            223,500
Scott Zion, Director                                                                          50,000            238,500
Michael C. MacDonald, Director                                                                40,000            187,800
Kristina DeSantis, Director                                                                   20,000            101,400
Silver & Silver                                                                               35,000            177,450
Steve & Susan Rade                                                                           150,000            760,500
David Scheffler, Consultant                                                                  100,000            482,000
Sarah Clarke, Employee                     3,333@$0.32    1/02          $0.52
Margaret MacDonald, Employee              20,000@$0.32    1/02          $0.52                 20,000            100,000
Joseph DiBartolomeo, Employee             50,000@$0.65    7/02          $1.05                 50,000            233,500
Kellie Hudson, Employee                   25,000@$0.65    7/02          $1.05                 25,000            116,750
Erin Erwood, Employee                      5,000@$0.86    7/02          $1.39                  5,000             22,300
Casey Seward, Employee                     5,000@$0.86    7/02          $1.39                  5,000             22,300
Michael McDevitt, Employee                20,000@$0.80    7/02          $1.29                 20,000             90,400
Richard Law, Employee                     20,000@$0.80    7/02          $1.29                 40,000            190,400
Jaime Hershner, Employee                  10,000@$0.80    7/02          $1.29                 10,001             46,805
Shannon Wynne, Employee                    5,000@$0.80    7/02          $1.29                  6,668             31,740
Richard Logsdail, Employee                50,000@$1.26    9/02          $2.03                 50,000            203,000
Dan Bell, Employee                        25,000@$1.60    9/02          $2.58                 25,000             93,000
Melissa Clark, Employee                   10,000@$1.23    9/02          $1.98                 10,000             40,900
Don Boysen, Employee                      10,000@$1.23    9/02          $1.98                 10,000             40,900
Dick Vitale, Consultant                   75,000@$2.00   11/02          $3.22                 75,000            249,000
                                                                                             -------          ---------
                                                                                             891,669*         4,126,295

*Vested options granted are below. 1,000,000 authorized.

      The following table provides information as to the value of the unexercised options held by the persons named in the Summary Compensation Table who are optionholders as of December 31, 2002 measured in terms of the closing bid price of the Company's Common Stock on such date:

                               NUMBER OF SHARES          VALUE OF UNEXERCISED
                            UNDERLYING UNEXERCISED          IN THE MONEY
                            OPTIONS AS OF 12/31/02      OPTIONS ON 12/31/02
                          EXERCISABLE/ UNEXERCISABLE  EXERCISABLE/ UNEXERCISABLE
                          --------------------------  --------------------------
Bradley T. MacDonald(1)           95,000/0                   $474,150/0

----------
*On December 31, 2002 the closing price was $5.32 on the American Stock
Exchange.

(1)   Mr. MacDonald exercised 100,000 options @1.50 on 12/27/02.

 Nutraceutical Group Industry Comparison of Stock Prices

                                                                        December 31, 2002    December 31, 2001      $           %
Company                                                                    Stock Price          Stock Price      Change      Change
-------                                                                 -----------------    -----------------   ------      ------
Medifast (MED) .....................................................          $5.32               $  .22          5.10      2318.2%
Natural Alternatives International, Inc. (NAII) ....................           3.98                 2.25          1.73        76.8%
Weider Nutrition (WNI) .............................................           1.45                 1.68          (.23)      (13.7)%
Pure World, Inc (PURW) .............................................            .51                  .85          (.34)      (40.0)%
Twinlab Corporation (TWLB) .........................................            .10                 1.35         (1.25)      (92.6)%
Natures Sunshine Products, Inc. (NATR) .............................           9.71                11.74         (2.03)      (17.3)%

                                                                        December 31, 2002    December 31, 1999      $           %
Company                                                                    Stock Price          Stock Price      Change      Change
-------                                                                 -----------------    -----------------   ------      ------

Medifast (MED) .....................................................          $5.32                $ .22          5.10      2318.2%
Natural Alternatives International, Inc. (NAII) ....................           3.98                 3.25           .73        22.5%
Weider Nutrition (WNI) .............................................           1.45                 3.69         (2.24)      (60.7)%
Pure World, Inc (PURW) .............................................            .51                 3.12         (2.61)      (83.7)%
Twinlab Corporation (TWLB) .........................................            .10                 7.94         (7.84)      (98.7)%
Natures Sunshine Products, Inc. (NATR) .............................           9.71                 8.00          1.71        21.3%

Pharmaceutical Group Industry Comparison of Stock Prices

                                                                        December 31, 2002    December 31, 2001      $           %
Company                                                                    Stock Price          Stock Price      Change      Change
-------                                                                 -----------------    -----------------   ------      ------
Medifast (MED)......................................................         $ 5.32               $  .22          5.10      2318.2%
Abbott Labs (ABT)...................................................          40.00                55.75        (15.75)      (28.3)%
Unilever (UL).......................................................          38.25                33.27          4.98        15.0%
Novartis (NVS)......................................................          36.73                36.50           .23        0.63%
Bristol Myers Squibb (BMY)..........................................          23.15                51.00        (27.85)      (55.0)%

Index Comparison

$100 invested in 1999 would return:

                                              1999             2002
                                              ----             ----

Nutraceutical Group Index.............        $100           $    80
Medifast..............................        $100           $ 2,431
S&P 500...............................        $100           $    71

      Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

COMPENSATION OF DIRECTORS

      The Company is authorized to pay a fee of $300 for each meeting attended by its Directors who are not executive officers. It reimburses those who are not employees of the Company for their expenses incurred in attending meetings. Independent Directors claimed $3,850 in Director's fees and/or expenses in 2002. See "Executive Compensation - Stock Options" for stock options granted under the 1993 Plan to the Directors. The Company authorized a stock grant under rule 144 of 10,000 shares to Michael J. McDevitt, Director, Chairman of the Audit Committee; 10,000 shares to David Scheffler, Director; and 5,000 shares to Mary Travis, Director appointed prior to the AMEX listing in November 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth information with respect to the beneficial ownership of shares of Common Stock or voting Preferred Stock as of December 31, 2002 of the Chief Executive Officer, each Director, each nominee for Director, each current executive officer named in the Summary Compensation Table under "Executive Compensation" and all executive officers and Directors as a group. The number of shares beneficially owned is determined under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other person. Under such rules, "beneficial ownership" includes shares as to which the undersigned has sole or shared voting power or investment power and shares, which the undersigned has the right to acquire within 60 days of March 15, 2002 through the exercise of any stock option or other right. Unless otherwise indicated, the named person has sole investment and voting power with respect to the shares set forth in the table.

                                               NUMBER                 % OF
NAME AND ADDRESS*                             OF SHARES            OUTSTANDING
----------------                              ---------            -----------
Bradley T. MacDonald ..................      1,766,050(1)            25.00%
Donald F. Reilly ......................         60,000(2)             0.80%
Michael C. MacDonald ..................         60,000(2)             0.80%
Scott Zion ............................        260,000(2)             3.60%
David Scheffler .......................        164,000(2)(3)          2.25%
Mary Travis ...........................          5,000(2)             0.06%
Michael J. McDevitt ...................         11,400(2)             0.16%

Executive Officers and
  Directors as a group (8 persons) ....      2,111,000               39.92%

* The address is c/o Medifast, Inc., 11445 Cronhill Drive, Owings Mills, Maryland 21117

(1) Mr. MacDonald beneficially owns 1,676,050 shares of common stock and 90,000 shares of voting Series "C" Preferred Convertible Stock. Mrs. Shirley D. MacDonald and Ms. Margaret E. MacDonald, wife and daughter of Mr. MacDonald, individually or jointly own 1,208,402 shares of stock.

(2) Independent directors were issued 25,000 shares of common stock as compensation for their participation as Board Members in 2002.

(3) David Scheffler was an investment banker for three high net worth individuals who wish to remain anonymous and but called themselves D.S. Capital Investors prior to his election to the Board. He received 44,000 shares of Series "C" stock and 100,000 options at $0.50 a share for investment advisory services to the Company while redeeming 36,000 shares of Series "B" preferred stock previously earned.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In 2002, the Company leased the latest digital printing equipment from Xerox, Inc. Michael MacDonald, a Director of Medifast, Inc., is currently the President of the North American Solutions Group of Xerox however, the division that sells and services their Xerox equipment does not report to M. MacDonald. The Xerox equipment, leased on favorable terms, has saved the Company an excess of $300,000 on printing expense based on Jason Pharmaceuticals historical printing costs since 1990.

      Kristina DeSantis, was elected to the Board in 2001 by proxy. After her election and prior to the June 2002 election, David Scheffler married Ms. DeSantis and accordingly during the 2002 stockholders meeting, Mr. Scheffler was nominated, elected and replaced Ms. DeSantis.

      Margaret E. MacDonald, the daughter of the CEO, is the Vice President of Administration for Jason Pharmaceuticals, Inc., and is not an executive officer of the parent, Medifast, Inc.

RECENT DEVELOPMENTS

      On September 1, 2002, the Company announced the implementation of Take Shape for Life, Inc., a Delaware Corporation and a wholly owned subsidiary of Medifast, Inc. This program is a comprehensive, medically supervised program (www.takeshapeforlife.com) designed to assist in long-term weight loss and disease and lifestyle management featuring Medifast weight-loss and disease management products. Program entrants are encouraged to consult with Take Shape for Life health advisors who are key to the program. These advisors are supported, educated and qualifies by The Health Institute, a dedicated training institute staffed by Medifast professionals. These professionals obtain Medifast qualification and certification based upon a testing of their knowledge of Medifast and the Medifast product line. Further certification and training is also offered through the Health Institute on areas such as nutrition, fitness and behavior modification. Health advisors recruit program entrants and provide them with guidance and samples of Medifast products. The number of certified and trained health advisors presently exceeds 1000, and management plans for a very rapid expansion.

      On November 1, 2002, management announced that coach and celebrity sportscaster Dick Vitale joined the Company to assist in promoting a healthy lifestyle using Medifast weight and disease management and clinical sports nutrition products. Mr. Vitale will participate in a comprehensive, three-year advertising and promotional campaign, in which he will encourage Americans to lose weight and get in shape using Medifast medical meal replacement products. Management plans to use national print, radio and television advertising. During the first quarter of 2003, Medifast will deliver over 820 million consumer impressions through a national print and network radio advertising campaign featuring Coach Dick Vitale. Look for Medifast ads in a variety of national publications including Parade Magazine, Today's Health and Wellness, Modern Maturity, and over the airwaves of CBS radio during the NCAA's March Madness. The ads are offering $25.00 coupons as incentives to join the Medifast program.

      On January 2, 2003 Jason Enterprises, Inc., a wholly owned subsidiary of Medifast, Inc., and Health Care Products, a division of Hi Tech Pharmacal, signed a joint venture and distribution agreement to develop and produce retail diabetic meal replacement products for their extensive quality line of Diabetic products under the DiabetiTrim(TM) brand. Health Care Products is a leading manufacturer and marketer of OTC, HBA, and nutritional products for people with diabetes.

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits

            3.1 Certificate of Incorporation of the Company and amendments thereto*

            3.2   By-Laws of the Company*

            10.1  1993 Stock Option Plan of the Company as amended*

            10.3 Lease relating to the Company's Owings Mills, Maryland facility**

            10.4     Employment agreement with Bradley T. MacDonald***

----------

  * Filed as an exhibit to and incorporated by reference to the Registration Statement on Form SB-2 of the Company, File No. 33-71284-NY.

 ** Filed as an exhibit to and incorporated by reference to the Registration Statement on Form S-4 of the Company, File No. 33-81524.

*** Filed as an exhibit to 10KSB, dated April 15, 1999 of the Company, file No. 000-23016.

      (b) Reports on Form 8-K

The Company filed two (2) reports on Form 8-K during 2002 as follows:

June 7, 2002, to report shareholder meeting on June 6, 2002.

July 26, 2002, to report the purchase of Seven Crondall Associates.

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

          Name                                       Title        Date

/s/ BRADLEY T. MACDONALD           Chairman of the Board,          March 8, 2002
------------------------------     Director, Chief Executive
    Bradley T. MacDonald           Officer and Chief Financial
                                   Officer

/s/ DAVID SCHEFFLER               Director                         March 8, 2002
------------------------------
   David Scheffler

/s/ MICHAEL C. MACDONALD          Director                         March 8, 2002
------------------------------
   Michael C. MacDonald

/s/ SCOTT ZION                    Director                         March 8, 2002
------------------------------
    Scott Zion

/s/ REV. DONALD F. REILLY, OSA    Director                         March 8, 2002
------------------------------
    Rev. Donald F. Reilly, OSA

/s/ MICHAEL J. MCDEVITT           Director                         March 8, 2002
------------------------------
    Michael McDevitt

/s/ MARY TRAVIS                   Director                         March 8, 2002
------------------------------
    Mary Travis

                       MEDIFAST, INC. AND ITS SUBSIDIARIES

                                    CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS                                           PAGE

Independent auditors' report .............................................  F-2
Balance sheet as of December 31, 2002 ....................................  F-3
Statements of operations for the years ended
  December 31, 2002 and 2001 .............................................  F-4
Statements of changes in stockholders' equity for the years
  ended December 31, 2002 and 2001 .......................................  F-5
Statements of cash flows for the years ended
  December 31, 2002 and 2001 .............................................  F-6
Notes to financial statements ............................................  F-8

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Medifast, Inc.
Owings Mills, Maryland

We have audited the consolidated balance sheet of Medifast, Inc. and its subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medifast, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

Wooden & Benson

Baltimore, Maryland
March 4, 2003

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002

ASSETS
Current assets:
   Cash                                                                                         $   837,000
   Certificates of deposit                                                                          418,000
   Accounts receivable - net of allowance for doubtful accounts of $55,000                          284,000
   Inventory                                                                                      1,259,000
   Prepaid expenses and other current assets                                                        249,000
   Deferred tax asset                                                                             1,079,000
                                                                                                -----------
      Total current assets                                                                        4,126,000

Property, plant and equipment - net                                                               4,498,000
Trademarks and intangibles                                                                          608,000
Other assets                                                                                          1,000
Deferred tax asset                                                                                  655,000
                                                                                                -----------
       Total assets                                                                             $ 9,888,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                          1,189,000
   Dividends payable                                                                                 25,000
   Line of credit                                                                                    91,000
   Current maturities of long term debt                                                             304,000
                                                                                                -----------
      Total current liabilities                                                                   1,609,000

   Long term debt less short-term position                                                        2,701,000
                                                                                                -----------
      Total liabilities                                                                           4,310,000

Stockholder's Equity:
   Series B convertible preferred stock; stated value $1.00;
       600,000 shares authorized; 521,290 shares issued and outstanding 521,000
   Series C convertible preferred stock; stated value $1.00; 1,015,000 shares
        authorized; 985,000 shares issued and outstanding                                           985,000
   Common stock; par value $.001 per share; 15,000,000 shares authorized;
       7,204,693 shares issued and outstanding                                                        7,000
   Additional paid-in capital                                                                     9,613,000
   Accumulated deficit                                                                           (5,381,000)
                                                                                                -----------
                                                                                                  5,745,000

Less: Cost of 30,178 shares of common stock in treasury                                            (167,000)
                                                                                                -----------
                                                                                                  5,578,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 9,888,000
                                                                                                ===========

See notes to financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                   ------------------------
                                                                                   2002                 2001
                                                                                   ----                 ----
Net sales                                                                       $12,345,000           $5,022,000
Cost of sales                                                                     3,687,000            2,211,000
                                                                                -----------           ----------

Gross profit                                                                      8,658,000            2,811,000
Selling, general and administrative expenses                                      6,906,000            2,066,000
                                                                                -----------           ----------

Income from continuing operations before other income (expenses)                  1,752,000              745,000
                                                                                -----------           ----------

Other income (expenses):

   Interest and other financing expense, net                                       (101,000)            (240,000)
   Other income                                                                      47,000               61,000
                                                                                -----------           ----------
                                                                                    (54,000)            (179,000)

Net income before provision for income taxes                                      1,698,000              566,000
Provision for income tax benefit                                                    925,000               22,000
                                                                                -----------           ----------

Net income/comprehensive income                                                   2,623,000              588,000
                                                                                -----------           ----------

Less:

  Preferred Stock dividend requirement                                              218,000               52,000
  Accretion of difference between carrying amount and redemption
     amount of redeemable preferred stock                                                 0               10,000
                                                                                -----------           ----------
                                                                                    218,000               62,000
                                                                                -----------           ----------

Net income attributable to common stockholders                                  $ 2,405,000           $  526,000
                                                                                ===========           ==========

Basic earnings per share                                                              $0.36                $0.08

Diluted earnings per share                                                            $0.30                $0.07

Weighted average shares outstanding  - basic                                      6,722,505            6,524,969
                                                                                ===========           ==========
                                     - diluted                                    8,737,292            8,069,646
                                                                                ===========           ==========

See notes to financial statements

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             Series B
                             --------                  Series C
                               Preferred Stock      Preferred Stock    Common Stock
                                                                                  Par
                              Number     Stated      Number   Stated              Value     Additional
                                of        Value        of     Value     Number    $.001      Paid-In     Accumulated
                              Shares     Amount      Shares   Amount  of Shares   Amount     Capital       Deficit
                              ------     ------      ------   ------  ---------   ------     -------       -------
Balance, December 31, 2000    552,757   $553,000        0       $0    6,524,531   $7,000   $8,972,000    ($8,322,000)
Common Stock issued to
 employees and directors                                                 40,000                 9,000
Issuance of Series C
 Convertible Preferred
  Stock                                           849,000  849,000                            (56,000)
Dividend on Preferred
  Stock                                                                                                      (52,000)
Accretion of
difference
   between
   carrying amount and
   redemption
   amount of redeemable
   preferred
   stock                                                                                      (10,000)
Net income                                                                                                   588,000
                              -------   --------  -------  -------    ---------  -------   ----------    -----------
Balance, December 31, 2002    552,757    553,000  849,000  849,000    6,564,531    7,000    8,915,000     (7,786,000)
Common Stock issued to
Employees, directors,
consultants and
contractors                                                             170,000               218,000
Options exercised to
Common Stock                                                            222,664               189,000
Warrants Converted to
Common Stock                                                            106,060                35,000
Preferred Converted to
Common Stock                  (31,467)   (32,000) (30,000) (30,000)     141,438                62,000
Dividends on Preferred
Stock                                                                                                        (93,000)
Preferred Stock issued
for cash                                          102,000  102,000
Preferred Stock issued
to employees
and consultants                                    64,000   64,000
Options granted to
non-employees                                                                                  69,000
Purchase of Treasury
Shares
Dividend resulting from
beneficial conversion
feature                                                                                       125,000       (125,000)
Net Income                                                                                                 2,623,000
                              -------   --------  -------  -------    ---------  -------   ----------    -----------
Balance, December 31, 2002    521,290   $521,000  985,000 $985,000    7,204,693   $7,000   $9,613,000    ($5,381,000)
                              =======   ========  ======= ========    =========   ======   ==========    ===========

                                                       Treasury
                                           Total         Stock
                                           -----         -----

Balance, December 31, 2000              $1,210,000          $0
Common Stock issued to
 employees and directors                     9,000
Issuance of Series C
 Convertible Preferred
  Stock                                    793,000
Dividend on Preferred
  Stock                                    (52,000)
Accretion of
difference
   between
   carrying amount and
   redemption
   amount of redeemable
   preferred
   stock                                   (10,000)
Net income                                             588,000
                                        ----------     -------
Balance, December 31, 2002               2,538,000           0
Common Stock issued to
Employees, directors,
consultants and
contractors                                218,000
Options exercised to
Common Stock                               189,000    (165,000)
Warrants Converted to
Common Stock                                35,000
Preferred Converted to
Common Stock
Dividends on Preferred
Stock                                      (93,000)
Preferred Stock issued
for cash                                   102,000
Preferred Stock issued
to employees
and consultants                             64,000
Options granted to
non-employees                               69,000
Purchase of Treasury
Shares                                                  (2,000)
Dividend resulting from
beneficial conversion
feature
Net Income                               2,623,000
                                        ----------   ---------
Balance, December 31, 2002              $5,745,000   ($167,000)
                                        ==========   =========

See notes to financial statements

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                     ------------------------
                                                                                       2002             2001
                                                                                       ----             ----
Cash flows from operating activities:
   Net income ...........................................................           $2,623,000        $588,000
   Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities from
        continuing operations:
        Depreciation and amortization ...................................              321,000         211,000
        Non-cash directors compensation .................................               54,000               0
        Common stock issued for services ................................               41,000           9,000
        Series "C" Preferred issued for services ........................               24,000               0
        Deferred income tax benefit .....................................             (925,000)        (22,000)
        Changes in:
           Accounts receivable ..........................................               (1,000)        (31,000)
           Inventory ....................................................             (619,000)        (29,000)
           Prepaid expenses and other current assets ....................             (173,000)        (73,000)
           Other assets .................................................              199,000          26,000
           Accounts payable and accrued expenses ........................              912,000         (28,000)
                                                                                   -----------       ---------
              Net cash provided by operating activities .................            2,456,000         651,000
                                                                                   -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of certificates of deposit ................................              319,000         100,000
   Investment in certificates of deposit ................................             (409,000)       (200,000)
   Proceeds from sale of property and equipment .........................                4,000               0
   Purchase of building .................................................           (3,451,000)              0
   Purchase of intangible assets ........................................             (505,000)              0
   Purchase of property and equipment ...................................             (526,000)        (46,000)
                                                                                   -----------       ---------
              Net cash (used in) investing activities ...................           (4,568,000)       (146,000)
                                                                                   -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of Series A preferred stock ...............................             (150,000)       (170,000)
   Issuance of Common stock .............................................               59,000               0
   Issuance of Series C convertible preferred stock .....................              102,000         250,000
   Repayment of capital lease obligations ...............................              (23,000)        (27,000)
   Increase (decrease) in credit line (net) .............................               91,000        (269,000)
   Principal repayments of long-term debt ...............................             (374,000)        (85,000)
   Proceeds from long-term debt .........................................            3,070,000          16,000
   Dividends paid on preferred stock ....................................              (94,000)        (52,000)
   Purchase of treasury shares ..........................................               (2,000)              0
                                                                                   -----------       ---------
              Net cash provided by (used in) financing activities .......            2,679,000        (337,000)
                                                                                   -----------       ---------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS ....................................................              567,000         168,000
Cash and cash equivalents - beginning of the year .......................              270,000         102,000
                                                                                   -----------       ---------
CASH AND CASH EQUIVALENTS -
    END OF THE YEAR .....................................................             $837,000        $270,000
                                                                                   ===========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid ........................................................               90,000        $227,000
   Taxes paid ...........................................................                   $0              $0

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                             2002      2001
                                                             -----     ----

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
   Conversion of Series A preferred stock
     to Series C .........................................      $0   $315,000
   Common stock issued for services ......................   41,000         0
   Common stock issued to directors ......................   54,000     9,000
   Conversion of subordinated notes payable
     to Series C convertible preferred stock .............        0   256,000
   Conversion of accrued expenses to
     Series C convertible preferred stock ................        0     8,000
   Series C convertible preferred stock
     issued to officer ...................................   20,000    20,000
   Options issued to non-employees .......................   69,000         0
   Warrants issued to preferred stockholders .............   71,000         0

See notes to financial statements

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE A - BUSINESS

      Medifast, Inc.'s (the "Company") operations are primarily conducted through two of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., ("Jason") and Take Shape for Life ("TSFL"). The Company is engaged in the manufacturing and distribution of Medifast(R) branded and private label weight management products. These products are sold through physicians, supported by the Internet, diet centers and other licensed, qualified medical practitioners including qualified health advisors. The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.

      The Company has dramatically improved its profitability and financial prospects by focusing on international joint ventures, product development, the launch of Take Shape for Life, Inc., and increasing its advertising expense. The following financial transactions have provided the liquidity and stability for the Company to successfully execute its business plan:

      On July 26, 2002 Jason Pharmaceuticals opened a $550,000 revolving line of credit at the Prime rate, with Mercantile-Safe Deposit and Trust Company.

      On September 1, 2002 the Company announced the implementation of Take Shape for Life, Inc., a Delaware Corporation, which is a wholly owned subsidiary of Medifast, Inc. This is a dynamic health network and marketing program that is dedicated to providing disease and weight management solutions through qualified and trained health advisors and professionals across the United States. Management anticipates that this program should double in size over the next twelve to eighteen months given that new physicians and health advisors are enrolled from the Company's efforts and its database, which already contains over 15,000 medical professionals. Based on historical trends, management estimates that approximately 15% of the physicians and health advisors will be converted into the health network.

      On September 23, 2002 the Company announced a joint venture with Elegant World SDN BHD (Elken) of Malaysia. The venture calls for Medifast, Inc. to manufacture its Take Shape(TM)/Dr. Diet weight management products and programs for the Asian market. Medifast Take Shape(TM) products were selected in a four-year U.S. government National Institute of Health (Dr. Koop Study) weight management study at the University of Vermont, and achieved significant weight loss results. The Company has received large orders for the Take Shape(TM) product and anticipates continuous orders in the upcoming quarters, supporting their efforts to launch this clinical product in Asia.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

         Significant accounting policies followed in the preparation of the financial statements are as follows:

[1] PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Take Shape For Life, Inc., Seven Crondall Associates, LLC, Jason Properties, LLC and Jason Enterprises, Inc. All inter-company accounts have been eliminated.

[2] CASH AND CASH EQUIVALENTS:

      For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2002, the Company had invested in four $100,000 certificates of deposit, which are not considered cash equivalents due to the terms to maturity.

[3] INVENTORY:

      Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs.

[4] ADVERTISING:

      Advertising costs such as preparation, layout, design and production of advertising are deferred. They are expensed when first shown except for the costs of executory contracts, which are amortized as performance under the contract is received. Advertising costs so deferred were $238,000 at December 31, 2002. Advertising expense for the years ended December 31, 2002 and 2001 amounted to $1,214,000 and $262,000, respectively.

[5] PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

      Building and building improvements          39 years
      Equipment and fixtures                      3 - 15 years
      Vehicles                                    3 years

      The carrying amount of all long-lived assets is evaluated periodically to determine whether adjustment to the useful life or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected undiscounted cash flows of the operations in which the long-lived assets are used.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

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

[8] REVENUE:

      Revenue from domestic sales is recognized when the product is shipped to customers or purchased by wholesale customers. Revenue from foreign sales is recognized at the time the goods are received by the customer.

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

[10] FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying amounts reported in the balance sheet for cash, certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of the financial instruments.

      The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

[11] CONCENTRATION OF CREDIT RISK:

      Financial instruments that potentially subject the Company to credit risk consist of cash, certificates of deposit, and trade receivables. Cash and certificates of deposit at December 31, 2002 include amounts deposited with one financial institution that exceed the federal insurance coverage by $1,556,000. The Company markets its products primarily to medical professionals, clinics, and internet medical sales and has no substantial concentrations of credit risk in its trade receivables.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

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

      In November 1997 and in June 2002, the Company amended the Plan by increasing the number of shares of the Company's common stock subject to the Plan by an aggregate of 200,000 shares and 300,000 shares respectively.

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

      If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

                                                   Year Ended December 31,
                                                   -----------------------
                                                     2002          2001
                                                     ----          ----
Net income:
  As reported                                     $2,623,000     $588,000
  Total stock-based employee compensation
     expense determined under fair value
     based method for all awards, net of
     related tax effects                             (95,000)      (3,000)
                                                  ----------     --------
   Pro forma                                      $2,528,000     $585,000

Net income per share:

   As reported:
      Basic                                            $0.36        $0.08
      Diluted                                          $0.30        $0.07
   Pro forma:

      Basic                                            $0.34        $0.08
      Diluted                                          $0.29        $0.07

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

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

      For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                          2002           2001
                                                          ----           ----
            Dividend yield ...................            0.0%           0.0%
            Expected volatility ..............            0.40           0.40
            Risk-free interest rate ..........        3.00%-5.00%    4.25%-4.75%
            Expected life in years ...........             5             1-5

      The weighted average fair value at date of grant for options granted during the years 2002 and 2001 were $0.36 and $0.08, respectively, using the above assumptions.

      The following summarizes the stock option activity for the years ended December 31:

                                                             2002                         2001
                                                             ----                         ----
                                                                  Weighted                       Weighted
                                                                   Average                        Average
                                                                  Exercise                       Exercise
                                                    Shares          Price        Shares           Price
                                                    ------          -----        ------           -----
Outstanding at beginning of year                    706,000         $0.36        651,000           $0.55
Options granted                                     340,000          1.14        155,000            0.44
Options reinstated                                  100,000          1.50           --               --
Options exercised                                  (222,664)         0.85           --               --
Options forfeited or expired                        (31,667)         0.26       (100,000)           1.50
                                                   --------                     --------

Outstanding at end of year                          891,669          0.69        706,000            0.39
                                                    =======                     ========

Options exercisable at year end                     714,994          0.64        637,667            0.36
                                                    =======                     ========

Options available for grant at end of year          108,331                            0
                                                    =======                     ========

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

       Options Outstanding                                            Options Exercisable
       -------------------                                            -------------------
                                     Weighted
                                      Average
                                    Contractual      Weighted                     Weighted
    Range of                           Life           Average                      Average
    Exercise       Number            Remaining       Exercise        Number       Exercise
     Prices      Outstanding         (in Years)         Price       Exercisable      Price
     ------      -----------         ----------         -----       -----------      -----
      $0.25        335,000              2.3            $0.25         335,000       $0.25
      $0.32         46,668              4.4            $0.32          26,666       $0.32
      $0.50        100,000              3.0            $0.50         100,000       $0.50
      $0.65         75,000              4.5            $0.65          24,999       $0.65
      $0.75         85,000              2.0            $0.75          85,000       $0.75
      $0.80         50,001              4.5            $0.80          13,332       $0.80
      $0.86         10,000              4.5            $0.86           3,332       $0.86
      $1.23         20,000              4.7            $1.23           6,666       $1.23
      $1.26         50,000              4.7            $1.26          16,666       $1.26
      $1.50         20,000              0.3            $1.50          20,000       $1.50
      $1.60         25,000              4.7            $1.60           8,333       $1.60
      $2.00         75,000               3             $2.00          75,000       $2.00
                   -------                                           -------

                   891,669              3.1            $0.69         714,994       $0.64
                   =======                                           =======

[13] SEGMENT INFORMATION

      Prior to 2002, the Company was considered to have only one operating segment. In late 2002, the Company made its first shipment of goods under an arrangement with Elken International of Malaysia for distribution of those goods in the Asian market. Revenues recognized under this arrangement in 2002 amounted to $233,000.

NOTE C - INVENTORY

      Inventory consists of the following at December 31, 2002:

      Raw materials ......................         $722,000
      Work-in-process ....................            5,000
      Finished goods .....................          532,000
                                                 ----------
                                                 $1,259,000
                                                 ==========

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE D - PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 2002 consist of the following:

      Land                                                      $  345,000
      Building and building improvements                         3,874,000
      Equipment and fixtures                                     1,761,000
      Vehicle                                                       25,000
                                                                ----------
                                                                 6,005,000
      Less accumulated depreciation and amortization             1,507,000
                                                                ----------
      Property, plant and equipment - net                       $4,498,000
                                                                ==========

      Substantially all of the Company's property, plant and equipment is pledged as collateral for various loans (see Note H).

NOTE E - TRADEMARKS AND INTANGINLES

      During 2002, the Company began developing a patent for a new product. As of December 31, 2002, the patent has been given patent pending status from the United States Patent and Trademark Office. Costs, which consist of raw materials, salaries, and consulting fees, amounted to $152,000. Amortization of the development costs will begin once the patent has been approved and the product has been fully developed.

      As part of the implementation of Take Shape for Life, Inc., the Company purchased a database of qualified health professionals responsible for providing disease and weight management solutions through the use of Company products. The $474,000 cost of the database is being amortized over a period of seven years. Amortization expense relative to the database amounted to $23,000, for the year ended December 31,2002.

      A summary of Trademarks and Intangibles as of December 31,2002 is as follows:

            Patent development costs                        $157,000
            Professional network database                    474,000
                                                            --------
                                                             631,000
            Less accumulated amortization                     23,000
                                                            --------
            Trademarks and intangibles                      $608,000
                                                            ========

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses include the following at December 31, 2002:

            Trade payables                                $  348,000
            Accrued expenses                                 325,000
            Accrued payroll and related taxes                218,000
            Sales commissions payable                        168,000
            Deferred revenue                                 130,000
                                                          ----------
                     Total                                $1,189,000
                                                          ==========

NOTE G - INCOME TAXES

      At December 31, 2002, the principal components of the net deferred tax assets are as follows:

            Net operating loss carryforwards              $1,709,000
            Accounts receivable                               21,000
            Inventory overhead and writedowns                  4,000
                                                          ----------
                Total deferred tax assets                  1,734,000
                Current benefit                            1,079,000
                                                          ----------
                                                          $  655,000
                                                          ==========

      Prior to 2002, the company had provided a valuation allowance against the portion of its net operating loss carryforwards and other temporary differences, for which the likelihood of realization could not be determined. In 2002, it was determined that the entire net operating loss was realizable by 2004 and the valuation allowance was eliminated.

      A reconciliation of the federal statutory rate to the income tax expense is as follows:

                                                               Year Ended
                                                               December 31,
                                                               ------------
                                                             2002        2001
                                                             ----        ----

Income tax (benefit) based on federal statutory rate       $577,000    $192,000
State and local tax (benefit), net of federal benefit       111,000      27,000
Decrease in valuation allowance                          (1,613,000)   (241,000)
                                                         ----------    --------
Income tax benefit                                        $(925,000)   $(22,000)
                                                         ==========    ========

      The Company has net operating loss carryforwards of approximately $4,500,000 which are available to offset future taxable income. These carryforwards expire from 2009 to 2019. The Tax Reform Act of 1986 contains provisions which limit the net operating loss carryforwards available for use should significant changes in ownership interests occur. The Company has had an ownership change which may require the applications of these limitations.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE H - LONG-TERM DEBT AND LINE OF CREDIT

      Long-term debt as of December 31, 2002 consists of the following:

$2,850,000 fifteen year term loan secured by the building and land at a
     variable rate which was 4.19% at December 31,2002                          $2,771,000
$220,000 two year term loan secured by equipment at a floating rate
     which was 6.25% at December 31, 2002                                          161,000
$100,000 unsecured note payable at a fixed rate of 3%, discounted to an
     incremental borrowing rate of 12%                                              64,000
Note payable over 3 years secured by vehicle at a fixed rate of 12.25%               9,000
                                                                                 ---------
                                                                                 3,005,000

Less current portion                                                               304,000
                                                                                ----------
                                                                                $2,701,000
                                                                                ==========

      Future principal payments on long-term debt for the next 5 years are as follows:

                  2003 ............................    304,000
                  2004 ............................    276,000
                  2005 ............................    200,000
                  2006 ............................    200,000
                  2007 ............................    200,000

      The Company has established a $550,000 revolving line of credit at the prime interest rate with Mercantile Safe Deposit and Trust Company. The outstanding balance on this line was $91,000 at December 31, 2002.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE I - LEASES

[1] OPERATING LEASES:

      The Company has an operating lease for a retail outlet store, which expires in December 2003. The Company also leases 3,600 square feet of warehouse and storage space on a 3-year lease until 2003.

      In addition, the Company leases certain office equipment under operating leases expiring in 2005 and 2006.

      Future minimum lease payments as of December 31, 2002 are as follows:

                                                Sublease
                                     Total      Agreement      Net
                                     -----      ---------      ---

                          2003      191,000      16,000      175,000
                          2004      128,000          --      128,000
                          2005      128,000          --      128,000
                          2006       11,000          --       11,000
                          2007       11,000          --       11,000


      Rent expense totaled approximately $157,000 and $342,000 for the years ended December 31, 2002 and 2001, respectively. Rent expense for 2002 and 2001 has been reduced by $16,000 and $4,000, respectively, representing amounts received under a sublease agreement.

NOTE J - EMPLOYMENT AGREEMENTS

      The CEO of Medifast, Inc., Bradley T. MacDonald, has a two-year employment agreement for an aggregate annual base salary of $190,000 with a bonus potential of 50% of base salary provided the Company makes its profit plan per the Board approved forecast. This contract has been extended to December 31, 2004. The agreement also provides certain incentives plus discretionary bonuses in 2002 and 2003. The Board of Directors reinstated 100,000 options at $1.50 which MacDonald exercised in December 2002. Mr. MacDonald also exercised 20,000 of options at $.25 in July 2002 and 80,000 of options at $.25 in January 2003. He has 15,000 options at $.75 remaining available to exercise.

NOTE K - REDEEMABLE PREFERRED STOCK

      In August 1996, the Company sold 432,500 shares of Series "A" nonvoting preferred stock that generated gross proceeds of $865,000, or $2.00 per share. Each share was entitled to a dividend of 8% ($.16) per share. The shares were convertible into the Company's common stock on the basis of one share of common stock for each share of convertible preferred stock. In 2001, 157,000 shares opted to convert to Series "C" Preferred Convertible Stock and 85,000 shares were redeemed under the partial settlement and conversion to Series "C" preferred convertible stock offered to Series "A" preferred stockholders as approved by the Board of Directors. In 2002 the remaining 75,000 shares were redeemed.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE L - SERIES "B" CONVERTIBLE PREFERRED STOCK

      In January 2000, the Company was authorized to issue 600,000 Series "B" Convertible Preferred Stock ("Preferred Stock B") par value $1.00 per share. Each share is entitled to a dividend of 10% of liquidation value $1.00 ($.10) per share and is to be converted on January 15, 2005 unless converted prior thereto. Each holder of Preferred Series "B" stock is entitled to four votes per share in all matters in which holders of the Company's common stock are entitled to vote.

      Each share of Preferred Series "B" stock is convertible, at the option of the holder after one year from the issuance date into common stock of the Company. The initial conversion price will be 75% of the market value of the Company's common stock on the day prior to conversion with a maximum conversion price of $.50 per share subject to adjustment as defined. In March 2002, the Board amended the Series "B" convertible preferred stock terms and conditions as follows (1) a dividend of 10% paid in preferred stock, or (2) cash at the option of the holder. The Board also fixed the conversions of Series "B" preferred at $0.50 per share in common stock and eliminated the spiral conversion provision and reduced voting to 2 votes per share. The Company also agreed to (1) give Series "B" shareholders an additional 128,524 warrants at $0.35 per share, (2) issue Mr. David Scheffler, consultant, 100,000 options at $0.50 per share, and
(3) redeem his 36,050 shares of Series "B". 44,000 shares of Series "C" preferred stock were also issued to Mr. Scheffler for investment advisory services. Subsequent to these transactions Mr. Scheffler was elected to the Board of Directors of Medifast, Inc., in June 2002.

NOTE M - SERIES "C" PREFERRED CONVERTIBLE STOCK

      In the Fall of 2001, the Company was authorized to issue 1,000,000 shares of Series "C" Preferred Convertible Stock par value (.001), market value $1.00 per share. Each share is entitled to a dividend of 10% of liquidation value $1.00 ($.10) per share and is to be converted on December 31, 2006 unless converted prior thereto. Each Holder of Preferred Series "C" Stock is entitled to one (1) vote per share in all matters in which holders of the Company's Common Stock are entitled to vote. Each share of Preferred Series "C" Stock is convertible, at the option of the holder, after one year from the issuance date into Common Stock of the Company. The conversion price will be $.50 a share. In 2002, 11,500 warrants issued at $0.35 per share were distributed proportionately to Series "C' preferred holders.

      The beneficial conversion feature for the 166,000 shares of Series "C" Preferred Convertible Stock issued in 2002, representing the difference between the conversion price and fair value of the common stock at the date of issuance, was $125,000. Such amount was treated as a preferred stock dividend for accounting purposes and reflected in the calculation of the per share results attributed to common stockholders.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE N - WARRANTS

      During 2002, the Company issued 128,524 warrants to holders of Series "B" Preferred Stock and 11,200 warrants to holders of Series "C" Preferred stock. These are three year warrants to purchase common shares at exercise prices of $0.35 per share. These warrants were valued at $71,000.

      During 2001, the Company issued 47,600 warrants to the stockholders of Series "C" Preferred Convertible Stock and 137,000 warrants to Series "B" Preferred Stock. These are 3 year warrants to purchase common shares at exercise prices of $.35 per share. These warrants were valued at $0.

      The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate 3% - 5%, dividend yield 0%, volatility 0.40 and expected life of three years.

      The Company has the following warrants outstanding for the purchase of its common stock as follows:

                                                                Year Ended
                                                               December 31,
     Exercise                                                  ------------
       Price       Expiration Date                          2002          2001
       -----       ---------------                          ----          ----


      $0.35        August, 2004                             80,100       89,900
      $0.35        March, 2005                             102,724            0
       0.45        September, 2003                          30,000       30,000
       0.25        January, 2003                            56,000      105,530
       0.625       September, 2004                          27,500       37,500
       2.00        June, 2002                                    0       24,000
       1.50        August, 2003                             60,000       60,000
       1.50        April, 2003                              60,000       60,000
       1.75        August, 2001                                  0       51,375
       1.75        February, 2003                                0       25,000
                                                         ---------      -------
                                                           416,324      483,305
                                                         =========      =======
                   Weighted average exercise price           $0.73        $1.06
                                                         =========      =======

As of December 31, 2002, the warrants were all exercisable.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE O - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1] The Company, like other manufacturers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury.

[2] MIE Properties recently made a claim through counsel of over $100,000 from a guarantee provided to Dr. Vitale (Jason Pharmaceuticals) in 1993. The Company and its counsel are investigating the validity of the claim.

[3] The Company is a defendant in a lawsuit brought by Food Sciences Corporation, a competitor, alleging that slanderous and untrue statements were made to its customers by the Company. The Company has counterclaimed against Food Sciences Corporation and third parties alleging a conspiracy to damage the company's business and trademarks as well as business defamation and other claims. It is management's opinion that the probability of an unfavorable outcome from this litigation is unlikely.