Form 10KSB/A
period 2002-12-31
MEDIFAST INC
filed 2003-03-25
CIK 910329

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

Number of shares outstanding of registrant's Common Stock, as of December 31, 2002: 7,204,693 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one)

                                Yes ___   No  X

An amended 10-KSB is filed by registrant to include the CEO's Certification Pursuant to Rule 13-A-14 and 15D-14 of the Securities and Exchange Act of 1934 that was not attached to the original filing. The original filing and content of the 10-KSB remains unchanged except for the certification.

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

/s/ SCOTT ZION                    Director                         March 8, 2002
------------------------------
    Scott Zion

/s/ REV. DONALD F. REILLY, OSA    Director                         March 8, 2002
------------------------------
    Rev. Donald F. Reilly, OSA

/s/ MICHAEL J. MCDEVITT           Director                         March 8, 2002
------------------------------
    Michael McDevitt

/s/ MARY TRAVIS                   Director                         March 8, 2002
------------------------------
    Mary Travis

              CERTIFICATION PURSUANT TO RULE 13-A-14 AND 15D-14 OF

                     THE SECURITIES AND ECHANGE ACT OF 1934

I, Bradley T, MacDonald, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Medifast, Inc.

2. Based in my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report.

3. Based on my knowledge, the financial statements and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. Designed such discloser controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

      b. Evaluated the effectiveness the registrant's discloser controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 7, 2003

                                            /s/ BRADLEY T. MACDONALD
                                            ------------------------------------
                                            Bradley T. MacDonald
                                            Chairman and Chief Executive Officer

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