Form 10QSB
period 2003-03-31
MEDIFAST INC
filed 2003-05-05
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003                Commission File No. 0-23016

                                 Medifast, Inc.
              (Exact name of small business issuer in its charter)

         DELAWARE                                        13-3714405
--------------------------------                 -------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       11445 CRONHILL DRIVE, OWINGS MILLS, MD                  21117
---------------------------------------------           ----------------------
           (Address of principal offices)                    (Zip Code)

Registrant's telephone number, including Area Code:        (410) 581-8042
                                                        ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X        No
                                         -------        -------

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF MARCH 31, 2003: 8,904,644 SHARES
      ----------------

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Medifast, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2003 (the "Report") filed with the Securities and Exchange Commission, I, Bradley T. MacDonald, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Company's Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 5, 2003                                     /S/ BRADLEY T. MACDONALD
                                                ----------------------------
                                                Bradley T. MacDonald
                                                Chairman, President and
                                                Chief Executive Officer

                                      Index


PART I
FINANCIAL INFORMATION:

           Condensed Consolidated Balance Sheet -
               March 31, 2003 (unaudited) and December 31, 2002...........   3

           Condensed Consolidated Statement of Operations -
               Three Months Ended March 31, 2003 and 2002 (unaudited).....   4

           Condensed Consolidated Statement of Cash Flows -
               Three Months Ended March 31, 2003 and 2002(unaudited)......   5

           Notes to Condensed Consolidated Financial Statements...........   6

           Management Discussion and Analysis of Financial Condition
               and Results of Operations..................................   7


PART II

           Signature Page.................................................   11




                                 MEDIFAST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   March 31, 2003         December 31, 2002
                                                                                     (Unaudited)

    ASSETS
     Current assets:
         Cash ..................................................................     $1,914,000               $837,000
         Certificates of Deposit................................................        419,000                418,000
         Accounts receivable, net of allowance..................................        224,000                284,000
         Merchandise inventory..................................................      1,056,000              1,259,000
         Prepaid expenses and other current assets..............................        342,000                249,000
         Deferred tax asset.....................................................      1,197,000              1,079,000
                                                                                    ------------         ---------------
              Total Current Assets .............................................      5,152,000              4,126,000

     Property, plant and equipment - net........................................      4,669,000              4,498,000
     Trademarks and Intangibles.................................................        677,000                608,000
     Other assets...............................................................         90,000                  1,000
     Deferred tax asset.........................................................              0                655,000
                                                                                    ------------         ---------------
              TOTAL ASSETS......................................................    $10,588,000             $9,888,000
                                                                                    ============         ===============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Current maturities of long-term obligations ...........................       $293,000               $304,000
         Line of Credit.........................................................        122,000                 91,000
         Dividends payable......................................................         32,000                 25,000
         Accounts payable and accrued expenses..................................        762,000              1,189,000
                                                                                    ------------         ---------------
         Total Current Liabilities..............................................      1,209,000              1,609,000
         Long-term obligations less current maturities..........................      2,790,000              2,701,000
                                                                                    ------------         ---------------
              Total Liabilities.................................................      3,999,000              4,310,000
                                                                                    ------------         ---------------


     Stockholders' Equity:

     Series B  Redeemable  Convertible  Preferred  Stock;  stated  value  $1.00;
         600,000 shares authorized; 478,734 and 521,290 shares issued
         and outstanding, respectively..........................................        479,000                521,000
     Series C Convertible Preferred Stock; stated value $1.00;  1,015,000 shares authorized; 427,000 and 985,000 shares issued
         and outstanding, respectively..........................................        427,000                985,000
     Common stock; par value $.001 per share; 15,000,000 authorized;
         8,904,644 and 7,204,693 shares issued and outstanding, respectively ...          9,000                  7,000
     Additional paid-in capital.................................................     10,471,000              9,613,000
     Accumulated deficit........................................................     (4,536,000)            (5,381,000)
                                                                                    ------------         ---------------
                                                                                      6,850,000              5,745,000
     Less Cost of Common Stock in treasury; 45,713 and 30,178
         shares, respectively...................................................       (261,000)              (167,000)
                                                                                    ------------         ---------------
     Total Stockholder's Equity.................................................      6,589,000              5,578,000
                                                                                    ------------         ---------------

     TOTAL LIABILITIES & STOCKHOLDER EQUITY ....................................    $10,588,000             $9,888,000
                                                                                    ============         ===============





                                 MEDIFAST, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                          Three Months Ended March 31,
                                                             2003            2002
                                                         (Unaudited)      (Unaudited)


     Revenue  .........................................  $6,347,000       $1,772,000
     Cost of sales.....................................   1,683,000          659,000
                                                         ----------       -----------
     Gross Profit......................................   4,664,000        1,113,000
     Selling, general, and administration..............   3,220,000          811,000
                                                         ----------       -----------

     Income from operations............................   1,444,000          302,000
                                                         ----------       -----------
     Other income/(expenses)
         Interest expense..............................     (33,000)         (41,000)
         Other income (expense)........................     (10,000)           1,000
                                                         ----------       -----------

     Income before provision for income taxes..........   1,401,000          262,000
     Provision for income tax benefit (expense)........    (537,000)               0
                                                         ----------       -----------

     Net income........................................     864,000          262,000
     Less:    Stock dividend on preferred stock........      19,000           24,000
                                                         ----------       -----------


     Net income attributable to common shareholders....    $845,000         $238,000
                                                         ==========        ==========

     Basic earnings per share..........................        $.11             $.04
     Diluted earnings per share........................        $.08             $.03

     Weighted average shares outstanding -
         Basic.........................................   7,940,238        6,564,531
         Diluted.......................................  10,240,712        8,463,185


                                 MEDIFAST, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                               Three Months Ended March 31,
                                                                                2003                  2002
                                                                             (Unaudited)           (Unaudited)

     Cash Flow from Operating Activities:
         Net income.......................................................     $864,000              $262,000
              Depreciation & amortization.................................      101,000                52,000
              Issuance of stock for services .............................       24,000                24,000
              Deferred Income Taxes.......................................      537,000                     0

         Changes in assets and liabilities:
              Decrease in accounts receivable.............................       60,000                44,000
              (Increase)/Decrease in inventory............................      203,000               (33,000)
              (Increase) in prepaid expenses & other current assets.......      (93,000)               (1,000)
              (Increase)/Decrease in other assets.........................      (89,000)               34,000
              (Decrease)/Increase in A/P and accrued expenses.............     (420,000)              265,000
                                                                             -----------            ----------
         Net Cash provided by Operating Activities........................    1,187,000               647,000
                                                                             -----------            ----------
     Cash Flow from Investing Activities
              Purchase of equipment / Leasehold / Improvements............     (255,000)              (27,000)
              Purchase of intangible assets...............................      (86,000)                    0
                                                                             -----------            ----------

              Total Cash used in Investing Activities.....................     (341,000)              (27,000)
                                                                             -----------            ----------
     Cash Flow from Financing Activities:
         Increase in credit line (net)....................................       31,000                     0
         Repayment of capital lease obligations...........................            0                (3,000)
         Redemption Series "A"............................................            0               (75,000)
         Issuance of Series "C" Convertible Preferred.....................            0               102,000
         Issuance of Common Stock.........................................      139,000                     0
         Proceeds from long term debt.....................................      200,000                     0
         Payment of Debt..................................................     (127,000)              (22,000)
         Dividends paid on preferred stock................................      (12,000)                    0
                                                                             -----------            ----------
              Net Cash provided by Financing Activities: .................      231,000                 2,000
                                                                             -----------            ----------
     NET INCREASE/(DECREASE) IN CASH......................................    1,077,000               622,000
     Cash and cash equivalents at beginning of period.....................      837,000               270,000
                                                                             -----------            ----------
     Cash and cash equivalents at end of period...........................   $1,914,000              $892,000
                                                                             ===========            ==========
     Supplemental disclosure of cash flow information:
         Cash paid during the period for:
              Interest....................................................      $33,000               $37,000
              Income Taxes................................................            0                     0
                                                                             -----------            ----------
         Total............................................................      $33,000               $37,000


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL
-------


1.       Basis of Presentation
The information contained herein with respect to the three month periods ended March 31, 2003 and 2002 has been reviewed by the independent auditors and was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles. Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three-month periods ended March 31, 2003 and 2002. The results are not necessarily indicative of results to be expected for the year.

2.       Income Per Common Share
Basic income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic income per share excludes any dilutive effects of options, warrants and other stock-based compensation.

3.       Stock-Based Compensation
The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income per share including pro forma results would have been the amounts indicated below:

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                       ---------------------------
                                                                          2003              2002
                                                                       ------------    -----------

         Net Income:
                  As reported                                           $864,000         $262,000
                    Total stock based employee compensation
                    Expense determined under fair value based
                    Method for all awards, net of related tax effects          0          (1,000)
                                                                       ------------    -----------

                  Pro forma                                             $864,000         $261,000
         Net Income per share:
                  As reported:
                    Basic                                                   0.11             0.04
                    Diluted                                                 0.08             0.03
                  Pro forma:
                    Basic                                                   0.11             0.04
                    Diluted                                                 0.08             0.03


                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL


THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002

First quarter revenue for 2003 of 6,347,000 increased by $4,575,000 (258%) from $1,772,000 for the first quarter of 2002. The Company initiated the following sales and marketing programs that have significantly boosted revenue and profits: the Company's robust and aggressive advertising program in national print magazines and newspapers such as Parade, the continued growth and success of the Take Shape for Life Health Network, and export sales of the Company's Take Shape/Dr. Diet to its Asian distributor. Cost of sales for the first quarter of 2003 increased by $1,024,000 (155%) from 2002. Gross profit for the first three months of 2003 increased by $3,551,000 (319%) from 2002 due to the growth of the lifestyles program and the sales of higher margin disease management products, such as Medifast Plus for Diabetics, Joint Health, and Women's Health. Selling, general and administrative expenses for the first quarter of 2003 increased $2,409,000 (297%) over the same quarter of 2002 due to increased advertising, expansion of its sales organization, product development, customer service improvements, and infrastructure costs. Despite the increases, the Company maintained overall better cost controls.

Income from operations was $1,444,000 for the first quarter of 2003 which increased by 378% or $1,142,000 more than the same period last year. Income before income taxes was $1,401,000, ($0.14 per share on a fully diluted basis) an increase of $1,139,000 or 435% or $0.11 a share on a fully diluted basis. Available cash and Certificates of Deposit's on the balance sheet has increased by 86% to 2.3 million in the first quarter and is attributable to increased revenues as a result of advertising and promotional programs of Medifast(R) disease management products, the expansion of its lifestyles customers and physicians, increased international sales and the robust growth of its Take Shape for Life division.

Net income for the three month period is $864,000 which is $602,000 more than the $262,000 income for the first quarter of 2002. Net income attributable to common shareholders increased despite the fact that the Company is currently accruing federal income taxes, whereas last year the Company did not accrue Federal income Taxes because of its net loss carryforwards. The Company grew fully diluted earnings per share from $0.03 in 2002 to $0.08 in 2003, an increase of 166% with a planned dilution of 1.8 million shares, primarily from conversions of preferred stock which increased the trading float by 1.5 million shares. The Company has made substantial investments in growing revenues during the 1st Quarter that will have a recurring impact on improving revenues, cash flow and operating results in the future.

SEASONALITY
-----------

The Company's weight management products and programs are subject to seasonality. Traditionally the holiday season in November/December of each year is considered poor for diet control products and services. January and February generally show increases in sales, as these months are considered the commencement of the "diet season."

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On February 24, 2003, the Company's wholly owned subsidiary, Jason Pharmaceuticals was granted a five-year $200,000 development loan at a 3% interest rate on favorable terms from Baltimore County. The loan assisted in the purchase of a nutritional bar line and will assist the supporting hardware and software, marketing materials and tools needed to increase the nutritional bar business. These improvements to the manufacturing facility and the overall Company infrastructure will allow for expediential growth while supporting the current business plan and securing the Company's future in a state of the art food and pharmaceutical grade manufacturing facility.

In its first international venture, the Company recently began shipping its clinically proven Take Shape/Dr. Diet product to Asia, through its strategic partnership with Elegant World SDN BHD (Elken) of Malaysia. Through a joint venture agreement signed in September 2002, Medifast's Take Shape/Dr, Diet line of weight management products was launched throughout the Asian market in March 2003. Take Shape/Dr. Diet, was clinically tested by a National Institute of Health study conducted by the University of Vermont. Patients lost 45 - 65 pounds on these products based on published study results. The strategic partnership between Medifast and Elken should produce over $2 million in revenue for 2003.

In the first quarter 2003, Jason Enterprises began importing health related accessories such as a body composition analyzer, digital ear thermometer, touch screen blood pressure monitor and a digital scale from the Far East to Support Medifast's weight management business. The new business entity will market Take Shape clinical support accessories to physicians and patients using the CEO's import contacts developed over 20 years of doing business in Asia.

In January 2003, Jason Enterprises, Inc., a wholly owned subsidiary of Medifast, Inc., and Health Care Products, a division of Hi Tech Pharmacal, signed a joint venture and distribution agreement to develop and produce retail diabetic meal replacement products for their extensive quality line of Diabetic products under the DiabetiTrim brand. This agreement will be instrumental in providing both Medifast and Health Care Products with an expanded reach to diabetic customers nationwide with its clinically tested line of diabetic products.

On March 20, 2003, the Company's wholly owned subsidiary, Take Shape for Life, signed a marketing agreement with NovaCare Rehabilitation, a division of Select Medical Corporation. The initial agreement, which spans 18 months, will allow Medifast to market its products through custom created retail kiosks in 200 of NovaCare's eastern region clinics. Medifast expects the Agreement to generate significant revenues and could result in the expansion of the program into an additional 500 clinics.

The Company had stockholders' equity of $6,589,000 and working capital of $3,943,000 on March 31, 2003 compared with $2,936,000 and $1,869,000 at March
31, 2002, respectively. The $3,653,000 net increase in stockholder's equity and the $2,074,000 net increase in working capital reflects the profits and equity contributions in the first quarter from operations. The Company has sufficient cash flow from operations to fund its current business plan.

INFLATION
---------

To date, inflation has not had a material effect on the Company's business.

                            ITEM 5. OTHER INFORMATION
                            -------------------------

LITIGATION: The Company is a defendant in a lawsuit with its competitor Robards, Inc. / Food Sciences Corporation, Inc. pertaining to what Robards, Inc. / Food Sciences Corporation alleged were slanderous and untrue statements made to its customers. The Company thru local counsel filed a Counterclaim and Third Party Claim, alleging conspiracy to damage the Company business and trademarks, trademark infringement, violations of the Millennium Copyright Act, business defamation, as well as other claims. Robards and Medifast both claim damages in excess of $75,000. The Company also claims that selected third party defendants also conspired to damage the reputation and quality of the Medifast brand. The Company intends to vigorously defend its reputation of ethical integrity (integrity of its products and formulas) and its trademarks.

EARNINGS PER SHARE: The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Consolidated Statement of Operations.

ISSUANCE OF COMMON STOCK: Due to the conversion of Series "C" preferred stock and the exercising of warrant and options by investors, consultants, directors and employees, the Company issued 1,699,951 shares of common stock throughout the first quarter of 2003. Of these shares issued, 1,116,000 were from the conversion of Series "C" convertible preferred stock. The Company achieved the board's stated objective of increasing the float by over 1.5 million shares in the first quarter.

CODE OF ETHICS: In September 2002, the Company implemented a Code of Ethics by which directors, officers and employees commit and undertake to personal and corporate growth, dedicate themselves to excellence, integrity and responsiveness to the marketplace, and work together to enhance the value of the Company for the shareholders, vendors, and customers.

TRADING POLICY: In March 2003, the Company implemented a Trading Policy whereby if a director, officer or employee has material non-public information relating to the Company, neither that person nor any related person may buy or sell securities of the Company or engage in any other action to take advantage of, or pass on to others, that information. Additionally, insiders may purchase or sell MED securities if such purchase or sale is made within 30 days after an earnings or special announcement to include the 10-KSB, 10-QSB and 8-K in order to insure that investors have available the same information necessary to make investment decisions as insiders.

INTERNAL CONTROL POLICY: In April 2003, the Company implemented an Internal Control Policy allowing for the confidential receipt and treatment of complaints in regards to the Company's internal accounting controls and auditing matters. A director, officer or employee may file a confidential and anonymous concern regarding questionable accounting or auditing maters to an independent representative of the Medifast Audit Committee.

RESIGNATION OF INDEPENDENT DIRECTOR: On March 27, 2003, Mr. David Scheffler, Director and former consultant for Medifast, Inc., and investment banker for D.S. Capital Investors, resigned from the Board of Directors due to his concern about the Company's need for more independence on the Board and the limited number of seats to fill that need in accordance with SEC and AMEX regulations. It is with deep regret that the Board of Directors has accepted his resignation but understands his concerns. Mr. Scheffler was instrumental in preventing the Company from filing for Chapter 11 bankruptcy in 1999/2000 because of his sage investment advice and his ability to raise funds at a time when the Company received a "going concern" opinion from its auditors, preventing the Company from receiving commercial financing on any reasonable terms. Mr. Scheffler will continue to act as an Investment Relations Consultant for the Company under contract for the next three years.

FORWARD LOOKING STATEMENTS: Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management's expectations for fiscal year 2002 and beyond, are forward-looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company's expectations. The Company cautions investors not to place undue reliance on forward-looking statements which speak only to management's experience on this date.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Medifast Inc.
                                        (Registrant)

                                        /s/ Bradley T. MacDonald
                                        --------------------------
                                        Bradley T. MacDonald
                                        Chairman & CEO

                                CEO CERTIFICATION

I, Bradley T. MacDonald, the registrant, Chairman of the Board and Chief Executive Officer certify that:

1. The registrant's certifying officer has reviewed this Form 10-QSB of Medifast, Inc.

2. Based on the registrant's certifying officer's knowledge, this 10-QSB does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Form 10-QSB.

3. Based on the registrant's certifying officer's knowledge, the financial statements, and other financial information included in the Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this 10-QSB.

4. The registrant's certifying officer is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period by which this Form 10-QSB is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this 10-QSB (the "Evaluation Date") and

     c. Presented in this 10-QSB our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's certifying officer has disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrnat's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not materials, that involves management or other employees who have a significant role in the registant's internal controls.

6. The registrant's certifying officer indicated in the Form 10-QSB whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses, within the accounting system.

May 5, 2003

/s/ Bradley T. MacDonald

Bradley T. MacDonald
Chiarman of the Board & Chief Executive Officer