Form 10QSB
period 2003-06-30
MEDIFAST INC
filed 2003-08-14
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003                  Commission File No. 0-23016

                                 Medifast, Inc.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

             Delaware                             13-3714405
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)


11445 Cronhill Drive, Owings Mills, MD                          21117
-------------------------------------                      --------------
   (Address of principal offices)                            (Zip Code)

Registrant's telephone number, including Area Code:        (410) 581-8042

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

Number of shares  outstanding of Registrant's  Common Stock,
as of June 30, 2002:                                            9,315,662 shares

                                      Index


Part I
Financial Information:

    Condensed Consolidated Balance Sheet -
      June 30, 2003 (unaudited) and December 31, 2002......................... 3

    Condensed Consolidated Statement of Operations -
      Three and Six Months Ended June 30, 2003 and 2002 (unaudited)........... 4

    Condensed Consolidated Statement of Cash Flows -
      Six Months Ended June 30, 2003 and 2002(unaudited)...................... 5

    Notes to Condensed Consolidated Financial Statements...................... 6

    Management Discussion and Analysis of Financial Condition
      and Results of Operations............................................... 8


Part II

    Signature Page........................................................... 12



CEO Certification ............................................................13

                                 Medifast, Inc.
                      Condensed Consolidated Balance Sheets

                                                                                June 30, 2003  December 31,
                                                                                 (Unaudited)       2002
                                                                                 -----------    -----------
ASSETS
Current assets:
  Cash .........................................................................  $2,002,000       $837,000
  Certificates of Deposit.......................................................     421,000        418,000
  Accounts receivable, net of allowance.........................................     628,000        284,000
  Merchandise inventory.........................................................   1,725,000      1,259,000
  Prepaid expenses and other current assets.....................................     581,000        249,000
  Deferred tax asset............................................................     829,000      1,079,000
     Total Current Assets.......................................................   6,186,000      4,126,000
Property, plant and equipment - net.............................................   4,834,000      4,498,000
Goodwill .......................................................................   1,763,000              0
Trademarks and intangibles......................................................   1,251,000        608,000
Other assets....................................................................      40,000          1,000
Deferred tax asset..............................................................           0        655,000
                                                                                 -----------     ----------
         TOTAL ASSETS........................................................... $14,074,000     $9,888,000
                                                                                 ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations .................................. $   333,000        304,000
  Lines of Credit...............................................................     260,000         91,000
  Dividends Payable.............................................................      43,000         25,000
  Accounts payable and accrued expenses.........................................   2,554,000      1,189,000
                                                                                 -----------      ---------
  Total Current Liabilities.....................................................   3,190,000      1,609,000
  Long-term obligations less current maturities.................................   2,712,000      2,701,000
                                                                                 -----------      ---------
       Total Liabilities........................................................   5,902,000      4,310,000
                                                                                 -----------      ---------
Commitments and contingencies:
Stockholders' Equity:
Series B Redeemable Convertible Preferred Stock; stated value $1.00;
  600,000 shares authorized; 453,734 and 521,290 shares
  issued and outstanding, respectively..........................................     454,000        521,000
Series C Convertible Preferred Stock; stated value $1.00;
  1,015,000 shares authorized; 367,000 and 985,000 shares
  issued and outstanding, respectively..........................................     367,000        985,000
Common stock; par value $.001 per share; 15,000,000 authorized;
    9,315,662 and 7,204,693 shares issued and outstanding, respectively.........       9,000          7,000
Additional paid-in capital......................................................  11,686,000      9,613,000
Accumulated deficit.............................................................  (3,955,000)    (5,381,000)
                                                                                 -----------     ----------
              ..................................................................   8,561,000      5,745,000
Less: Cost of Common Stock in treasury;63,393 and 30,178 shares, respectively...    (389,000)      (167,000)
                                                                                 -----------     ----------
Total Stockholders' Equity......................................................   8,172,000      5,578,000
                                                                                 -----------     ----------
TOTAL LIABILITIES & STOCKHOLDER EQUITY ......................................... $14,074,000     $9,888,000
                                                                                 ===========     ==========


                                 Medifast, Inc.
                 Condensed Consolidated Statement of Operations

                                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                          ---------------------------      ---------------------------
                                                             2003             2002             2003            2002
                                                          ----------     ------------      -----------     -----------
                                                                  (Unaudited)                      (Unaudited)
Revenue  ...........................................      $6,417,000    $3,028,000         $12,764,000     $4,800,000
Cost of sales.......................................       1,628,000       973,000           3,311,000      1,632,000
                                                          ----------    ----------         -----------     -----------
Gross Profit........................................       4,789,000     2,055,000           9,453,000       3,168,000
Selling, general, and administration................       3,818,000     1,378,000           7,038,000       2,189,000
                                                          ----------    ----------         -----------     -----------
Income from operations..............................         971,000       677,000           2,415,000         979,000
                                                          ----------    ----------         -----------     -----------
Other income/(expenses)
  Interest expense..................................         (31,000)      (13,000)            (64,000)        (54,000)
  Other income/(expense)............................          19,000      (138,000)              9,000        (137,000)
                                                          ----------    ----------         -----------     -----------
Income before provision for income taxes............         959,000       526,000           2,360,000         788,000
    Provision for income tax benefit/(expense)......        (368,000)      148,000            (905,000)        148,000
                                                          ----------    ----------         -----------     -----------
Net income..........................................         591,000       674,000           1,455,000         936,000
Less:    Stock dividend on preferred stock..........         (11,000)      (21,000)            (30,000)        (45,000)
                                                          ----------    ----------         -----------     -----------
Net income attributable to common shareholders......        $580,000      $653,000          $1,425,000        $891,000
                                                          ==========    ==========         ===========     ===========
Basic earnings per share............................            $.06          $.10                $.17            $.14
Diluted earnings per share..........................            $.05          $.08                $.14            $.11
  Weighted average shares outstanding -
  Basic.............................................       9,207,119     6,619,121           8,486,681       6,591,977
  Diluted...........................................      11,112,458     8,390,970          10,676,714       8,401,717


                                 Medifast, Inc.
                 Condensed Consolidated Statement of Cash Flows

                                                                           Six Months Ended June 30,
                                                                       -------------------------------
                                                                            2003               2002
                                                                       ------------        -----------
                                                                        (Unaudited)        (Unaudited)
Cash Flow from Operating Activities:
   Net income.......................................................    $1,455,000            $936,000
     Depreciation & amortization....................................       209,000             103,000
     Issuance of Stock for services.................................        46,000              24,000
     Deferred income taxes..........................................       905,000            (148,000)

   Changes in assets and liabilities:
     (Increase) in accounts receivable..............................      (294,000)            (78,000)
     (Increase) in inventory........................................      (220,000)           (291,000)
     (Increase) in prepaid expenses & other current assets..........      (332,000)            (39,000)
     (Increase)/Decrease in other assets............................       (28,000)             61,000
     (Decrease)/Increase in A/P and accrued expenses................      (195,000)            302,000
                                                                       -----------           ---------
   Net Cash provided by Operating Activities........................     1,546,000             870,000
                                                                       -----------           ---------
Cash Flow from Investing Activities:
     Investment in certificates of deposit..........................             0            (300,000)
     Purchase of intangibles........................................      (119,000)                  0
     Purchase of equipment/leasehold improvements...................      (411,000)            (39,000)
                                                                       -----------           ---------
   Net Cash (used in) Investing Activities..........................      (530,000)           (339,000)
                                                                       -----------           ---------

Cash Flow from Financing Activities:
    Redemption of Series A Redeemable Convertible Preferred.........             0            (150,000)
    Increase/(Decrease) in line of credit...........................       (18,000)                  0
    Repayment of capital lease obligations..........................             0             (11,000)
    Proceeds from long-term debt....................................       200,000                   0
    Principal repayment of long-term debt...........................      (185,000)            (40,000)
    Issuance of Common Stock........................................       164,000                   0
    Issuance of Series C Convertible Preferred......................             0             102,000
    Dividends on preferred stock....................................       (12,000)             (8,000)
                                                                       -----------           ---------
   Net Cash provided by (used in) Financing Activities .............       149,000            (107,000)
                                                                       -----------           ---------

Net Increase in Cash................................................     1,165,000             424,000
Cash and cash equivalents at beginning of period....................       837,000             270,000
                                                                       -----------           ---------
Cash and cash equivalents at end of period..........................    $2,002,000            $694,000
                                                                       ===========           =========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest...................................................       $64,000             $50,000
                                                                       ===========           =========
Supplemental disclosures of Non Cash Investing
    and Financing Activities:
    Purchase of Consumer Choice Systems for stock, options,
         warrants, and other liabilities............................    $1,766,000                  $0
                                                                       ===========           =========

              Notes to Condensed Consolidated Financial Statements

General

1.   Basis of Presentation

The information contained herein with respect to the three month periods and six month periods ended June 30, 2003 and 2002 has been reviewed by the independent auditors and was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles. Included are the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the three-month periods and six-month periods ended June 30, 2003 and 2002. The results are not necessarily indicative of results to be expected for the year.

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

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income per share including pro forma results would have been the amounts indicated below:

                                                           Three Months ended June, 30     Six  months ended June 30,
                                                           ---------------------------     --------------------------
                                                              2003            2002            2003             2002
                                                           ---------       -----------     ----------      ----------
Net Income:
   As reported                                              $591,000        $674,000      $1,455,000        $936,000
       Total stock based director compensation
      Expense determined under fair value based
       method for all awards, net of related tax effects     (53,000)              0         (53,000)         (1,000)
                                                           ---------        ----------    -----------       ----------
   Pro forma                                                $538,000        $674,000      $1,402,000        $935,000
                                                           =========        ==========    ===========       ==========
Net Income per share:

   As reported:
      Basic                                                     $.06            $.10            0.17            0.14
      Diluted                                                    .05             .08            0.14            0.11

  Pro forma:
      Basic                                                      .06             .10            0.16            0.14
      Diluted                                                    .05             .08            0.13            0.11


4.   Business Combination

On June 16, 2003, the Company acquired substantially all of the assets and significant liabilities of Consumer Choice Systems, Inc. The results of Consumer Choice System, Inc.'s operations have been included in the consolidated financial statements since that date. Consumer Choice Systems, Inc. is a distributor of women's health products across the United States. As a result of the acquisition, the Company is expected to be a significant provider of such products. It also expects to reduce costs through economies of scale.

The aggregate purchase price was $1,148,000 including the value of common stock, options and warrants issued to Consumer Choice System, Inc.'s shareholders. Direct acquisition costs were an additional $618,000.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining valuations of certain intangible assets; thus, the allocation of the purchase price is subject to adjustment.

 Current assets                        $           307,000
 Property and equipment                            100,000
 Intangible assets                                 558,000
 Goodwill                                        1,763,000
 Total assets acquired                           2,728,000
 Current liabilities                             (936,000)
 Long-term debt
                                                         -
 Total liabilities assumed                       (936,000)
 Net assets acquired                   $         1,792,000


Of the $558,000 of acquired intangible assets, $98,000 was assigned to registered trademarks that are not subject to amortization. The remaining intangible assets will be amortized over useful lives of between 1 and 7 years.

The $1,763,000 of goodwill was assigned to the new retail segment for purposes of impairment testing. No determination has yet been made as to the amount of goodwill that will be deductible for income tax purposes.

Unaudited pro forma consolidated results of operations for the six months ended June 30, 2003 and 2002 as though Consumer Choice Systems, Inc. had been acquired as of January 1, 2002 follow:


                                               2003                2002
                                          ------------        -------------
 Revenue                                  $ 13,038,000        $   5,294,000
 Net income (loss)                             409,000             (393,000)
 Basic earnings (loss) per share                   .04                 (.07)
 Diluted earnings (loss) per share                 .04                 (.05)

                      Management Discussion and Analysis of
                  Financial Condition and Results of Operations


General


Six Months Ended June 30, 2003 and June 30, 2002

Revenues for the first six months of 2003 were $12,764,000, representing an increase of $7,964,000 (166%) from the $4,800,000 reported for the six-month period ending June 30, 2002. This increase resulted from the increased sales from the Company's consumer advertising campaign, increasing teleweb sales directly to Lifestyles(R) program patients, its Take Shape For Life physician directed Health network, export sales and increased sales of its disease management products. Cost of sales for the first half of 2003 increased by $1,679,000 (103%) from 2002. Gross profit for the first half of 2003 increased by $6,285,000 (198%) from 2002 due to sales of higher margin products, such as Medifast Plus(R) for Diabetics and its other disease management products.
Selling, general and administrative expenses for the first half of 2003 of $7,038,000 increased by $4,849,000 (222%) over the same period of 2002. Income from Operations was $2,415,000,an increase of $1,436,000 (147%), demonstrating continued strength of the Company's business model. This was a result of increased advertising, customer service improvements, expansion and infrastructure investments. Despite the increase in SGA, the Company maintained overall better cost controls, because of its disciplined logistics and financial management systems and continued development of the management team operating the Company.

The income before provision for income taxes for the first six months of 2003 was $2,360,000, which is $1,572,000 (200%) greater than the same period last year. The operating profit is attributable primarily to consumer advertising and teleweb based sales and marketing strategy, its Take Shape For Life Health Network, and higher margin new product sales. The Company continues to enjoy increased sales because of the physician acceptance of the Company's business model and Medifast patients going to their primary care physician, which helps the Company to maintain operating margins of 19%. The provision for income taxes for the six-month period was $905,000, which is $1,053,000 more than the $148,000 tax benefit for the first half of 2002. Management significantly improved the balance sheet and the Company's profitability by reducing short-term debt, converting significant amounts of Series "C" and Series "B" Preferred stock and restructuring the long-term debt on more favorable terms. Interest expense was $64,000 during the six-month period ending June 30, 2003 as compared to $54,000 for the same period in 2002. The Company increased shareholder equity to $8,172,000, which is $4,578,000 (127%) greater than the same period last year. Since January of 2000 the Company has increased shareholders' equity by $8,990,000, which continues to absorb the dilution of preferred stock, options/warrants and the recent sale of equity in a private placement.

Three Months Ended June 30, 2003 and June 30, 2002

Second quarter revenues for 2003 of $6,417,000 increased by $3,389,000 (112%) from $3,028,000 for the three-month period ended June 30, 2002. Cost of sales for the period was $1,628,000, an increase of $655,000 (67%) from $973,000 during the same period of 2002. Gross profits of $4,789,000 for the second quarter of 2003 increased by $2,734,000 (133%) from $2,055,000 in the second quarter of 2002. During the quarter the Company experienced a profit from operations of $971,000, an increase of $294,000 (43%) compared to a profit of $677,000 for the second quarter of 2002. The income before provision for income taxes for the second quarter of 2003 was $959,000 compared to $526,000 in the second quarter of 2002. A provision for income tax of $368,000 was recognized in the second quarter of 2003 compared to an income tax benefit of $148,000 to be realized from net operating loss carry forwards in 2002. The Company is now accruing for income tax; however, from a cash flow perspective taxes are projected to be paid sometime in the first quarter of 2004

Seasonality

The Company's weight management products and programs are subject to seasonality. Traditionally the holiday season in November/December of each year is considered poor for diet control products and services. January and February generally show increases in sales, as these months are considered the commencement of the "diet season." The Company may not experience the same degree of seasonality in 2003 because of its robust and vigorous export programs.

Liquidity and Capital Resources

On May 12, 2003 Jason Pharmaceuticals increased its secured line of credit with Mercantile-Safe Deposit and Trust Company from $500,000 to $1,000,000, although only $73,000 was advanced as of June 30, 2003.

On June 16, 2003, the Company's wholly owned subsidiary, Jason Enterprises, Inc., acquired the assets of Consumer Choice Systems, Inc. (CCS) a Delaware corporation. Consumer Choice Systems distributes its woman's health products to over 18,000 chain food and drug stores across the United States. Its "Women's Wellbeing" brand and products focus on menopausal women and UTI (Urinary Tract Infection detection and treatment products) products for women in the age group of 14 to 80, encompassing multiple product categories including: 1) Urinary Tract Infection products that address detection, relief, and prevention and 2) Menopause Relief products that address night sweats, hot flashes and vaginal dryness. Additionally, Jason Enterprises, Inc. will develop cutting edge disease and condition management supplements and skin care products under the Women's Wellbeing trademark. The newly acquired company has an annualized 12-month revenue of approximately $2 million.

Due to the continuing success of its national advertising and marketing campaign, Medifast expanded its marketing efforts in the second quarter. The Company delivered over 600 million consumer impressions through national print media such as AARP's The Magazine and Parade Magazine. The campaign included the launch of the new Fit! line, which is a revolutionary line of soy-based products specially formulated to improve the health and general nutrition of adolescents, aged 10-16. The Fit! line will provide Medifast with the opportunity to increase its practitioner base to include a nationwide network of pediatricians and school nurses through the aggressive marketing campaign.

The Company had stockholders' equity of $8,172,000 and working capital of $2,996,000 on June 30, 2003 compared with $5,578,000 and $2,517,000 at December
31, 2002, respectively. The $2,594,000 net increase in stockholder's equity and the $479,000 net increase in working capital reflects the profits and equity contributions in the first six months from operations. The Company has sufficient cash flow from operations to fund its current business plan.

Inflation

To date, inflation has not had a material effect on the Company's business.

                            Item 5. Other Information
                            -------------------------

Litigation: 1) The Company is a defendant in a lawsuit with its competitor Robards, Inc. / Food Sciences Corporation, Inc. pertaining to what Robards, Inc. / Food Sciences Corporation alleged were slanderous and untrue statements made to its customers. The Company through local counsel filed a Counterclaim and Third Party Claim, alleging conspiracy to damage the Company business and trademarks, trademark infringement, violations of the Millennium Copyright Act, business defamation, as well as other claims. Robards and Medifast both claim damages in excess of $75,000. The Company also claims that selected third party defendants also conspired to damage the reputation and quality of the Medifast brand. The Company intends to vigorously defend its reputation of ethical integrity (integrity of its products and formulas) and its trademarks.

     2) Consumer Choice Systems, Inc. (CCS), transferred the assets of accounts receivable to Medifast Inc.. As part of the assets, CCS shipped Dexxus, an export company out of Chile with a presence in the United States, over $150,000 of product, which was diverted into the U.S. market. The Company will vigorously pursue Dexxus for failure to pay for the product according to the terms of the agreement. If payment is not made promptly, the Company will pursue all legal and/or criminal remedies available under the law.

Other: 1) During the quarter the Company's principal website was assaulted and disrupted by an unidentified professional hacker. The Company estimated its financial damage to infrastructure and sales to be in excess of $200,000. The incident has been reported to law enforcement authorities as well as the Company's insurance carrier. The Company has invested in additional security measures and implemented a detailed security plan to prevent such instances from occurring in the future.


     2) On April 4, 2003 the Board of Directors authorized the Company to enter into a consulting, investor relations and investment banking agreements with both David Scheffler and the Augustinian Province of St. Thomas of Villanova, represented by Rev. Anthony P. Burrascano, O.S.A and Rev. James D. Paradis, O.S.A. The five-year agreements will call for the Consultants to advise the Company and its management team on public relations, investment acquisitions, development of joint ventures, subsidiary integration, marketing and distribution strategies and the promotion of the Company with its stockholders, prospective investors and the investment community throughout the United States and in the International community. The Company shall pay each of the two Consultants as compensation for being a consultant, 200,000 five year warrants, priced at $4.80 a share, equal to the fair market value price on the date the agreements were executed and the warrants were authorized by the Board. The warrants are exercisable in five equal installments of 40,000 warrants per year over the term of the agreement.

Compensation: The Compensation Committee of the Board of Directors and the Board of Directors of Medifast, Inc. approved the Select Executive Retirement Plan for Bradley T. MacDonald, its CEO. The Plan will be funded over two years. During this period, Mr. MacDonald will contribute earned compensation and the Corporation will match up to $100,000, on a dollar for dollar basis. Upon retirement the plan will payout the accumulated principal and interest at the age of sixty, or over a ten-year period at the option of the retiree. Currently the Company has a 401K matching for its employees, which does not meet the retirement needs of its highly compensated, key long-term executives.


Earnings Per Share: The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Consolidated Statement of Operations.

On May 15, 2003 the Board of Directors approved the grant of seventy six thousand one hundred and twenty (76,120) shares of common stock to Consumer Choice Systems, Inc., at a price equal to the fair market price on the date the shares were authorized by the Board. The Board of Directors also approved the issuance of fifty thousand (50,000) warrants to purchase Medifast's common stock, at $10.00 per share, to Consumer Choice Systems, Inc.

Issuance of Common Stock: Due to the exercise of warrants and options by investors, consultants, directors and employees, and the conversion of Series "B" and "C" preferred stock, the Company issued 411,018 shares of common stock throughout the second quarter of 2003.

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

Significant Subsequent Events: 1) On July 18, 2003 Medifast, Inc. announced that it reached an agreement with NewRoads, Inc. to purchase a 119,000 sq. foot distribution facility located in Ridgely, Maryland. The new distribution facility will initially be responsible for the storage and distribution of Medifast and Woman's Wellbeing products to its vast network of medical practitioners, patients, health advisors and retail drug stores. The facility will also be responsible for the assembly and distribution of the newly acquired Woman's Wellbeing product line, to be distributed to 18,000 drug stores nationwide.

     2) On July 24, 2003 Medifast, Inc. announced that its subsidiary, Consumer's Choice Systems, Inc., has signed a contract with Amazon.com to market its Woman's Wellbeing and UTI brands to Amazon's vast online customer base, which currently exceeds more than 30 million customers around the world.

     3) On July 25, 2003, the Company announced that it had sold an aggregate of 550,000 shares of common stock and warrants to purchase 82,500 shares of common stock (the "PIPE Shares") to Mainfield Enterprises, Inc. and Portside Growth & Opportunity Fund. The shares of common stock were sold for a cash consideration of $12.40 per share, or a total of $6,820,000, and the warrants, exercisable for a period of five years from the date of issuance, at an exercise price equal to one hundred fifteen percent (115%) of the five-day volume weighted average price (the "PIPE Transaction"), all pursuant to the terms of that certain Securities Purchase Agreement by and between the Company and Mainfield Enterprises, Inc. and Portside Growth & Opportunity Fund dated as of July 24, 2003 (the "Securities Purchase Agreement"). The PIPE Shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). 4) The Medifast Annual Shareholder Meeting was held on July 25, 2003 at The American Stock Exchange. The Shareholders voted in favor of the classification of the Board of Directors into three classes consisting of Class I, Class II and Class III based on seniority and to amend the Company bylaws accordingly . The shareholders voted Bradley MacDonald (91%) and Donald Reilly (96%) into Class I, Scott Zion (96%) and Michael MacDonald (91%) into Class II, and Mary Travis (96%) and Michael J. McDevitt (96%) into Class III. Additionally, the shareholders approved the reappointment of Wooden & Benson, Chartered, as the Company's independent auditors for the fiscal year ending December 31, 2003. The Directors elected Mr. Bradley T. MacDonald as Chairman of the Board, CEO, Treasurer and Secretary, and Mr. Scott Zion as Assistant Secretary of the Corporation. The stockholders approved and the Directors amended the Company's 1993 stock option plan and increased the number of authorized stock options from one million (1,000,000) to one million two hundred fifty thousand (1,250,000) in order to provide incentives for employees, directors, and consultants performance.

Forward Looking Statements: Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management's expectations for fiscal year 2003 and beyond, are forward-looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company's expectations. The Company cautions investors not to place undue reliance on forward-looking statements which speak only to management's experience on this date.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Medifast Inc.
                                               (Registrant)

                                             /s/ Bradley T. MacDonald

                                             -----------------------------------
                                             Bradley T. MacDonald
                                             Chairman & CEO

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

5. The registrant's certifying officer has disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not materials, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's certifying officer indicated in the Form 10-QSB whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses, within the accounting system.


August 12, 2003


Bradley T. MacDonald
Chairman of the Board & Chief Executive Officer