Form 10QSB
period 2003-09-30
MEDIFAST INC
filed 2003-11-13
CIK 910329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003             Commission File No. 0-23016

                                 Medifast, Inc.
              (Exact name of small business issuer in its charter)

       Delaware                                          13-3714405
--------------------------------                     ------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                    Identification No.)

       11445 Cronhill Drive, Owings Mills, MD              21117
---------------------------------------------        ------------------
           (Address of principal offices)                (Zip Code)

Registrant's telephone number, including Area Code:   (410) 581-8042
                                                     ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF SEPTEMBER 30, 2003: 10,064,995 SHARES

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In  connection  with  the  Quarterly  Report  of  Medifast,  Inc.  (the
"Company") on Form 10-QSB for the quarter ended September 30, 2003 (the "Report") filed with the Securities and Exchange Commission, I, Bradley T. MacDonald, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Company's Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 10, 2003                      /s/ Bradley T. MacDonald
                                       --------------------------------------
                                       Bradley T. MacDonald
                                       Chairman, President and
                                       Chief Executive Officer

                                      INDEX

PART I
FINANCIAL INFORMATION:
              Condensed Consolidated Balance Sheet -
                  September 30, 2003 (unaudited) and December 31, 2002..........................          3

              Condensed Consolidated Statement of Operations -
                  Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)..........           4

              Condensed Consolidated Statement of Cash Flows -
                  Nine Months Ended September 30, 2003 and 2002(unaudited)......................          5

              Notes to Condensed Consolidated Financial Statements..............................          6

              Management Discussion and Analysis of Financial Condition
                  And Results of Operations.....................................................          8


PART II
              Signature Page....................................................................          12

CEO Certification ..............................................................................          13

                                 MEDIFAST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30, 2003  December 31, 2002
                                                                                   (Unaudited)
     ASSETS
     Current assets:
         Cash ..................................................................     $  4,163,000      $    837,000
         Certificates of Deposit ...............................................          421,000           418,000
         Accounts receivable, net of allowance .................................          568,000           284,000
         Merchandise inventory .................................................        2,029,000         1,259,000
         Investment Securities Available for Sale - Cost of  $3,750,000 ........        3,802,000                --
         Prepaid expenses and other current assets .............................          868,000           249,000
         Deferred tax asset ....................................................          683,000         1,079,000
                                                                                     ------------      ------------
              Total Current Assets .............................................       12,534,000         4,126,000

     Property, plant and equipment - net .......................................        7,056,000         4,498,000
     Trademarks and Intangibles ................................................        1,463,000           608,000
     Other assets ..............................................................           73,000             1,000
     Goodwill ..................................................................        1,439,000                --
     Deferred tax asset ........................................................               --           655,000
                                                                                     ------------      ------------
              TOTAL ASSETS .....................................................     $ 22,565,000      $  9,888,000
                                                                                     ============      ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:

         Dividends Payable .....................................................           52,000            25,000
         Line of Credit ........................................................          257,000            91,000
         Current maturities of long-term obligations ...........................          411,000           304,000
         Accounts payable and accrued expenses .................................        2,400,000         1,189,000
                                                                                     ------------      ------------
         Total Current Liabilities .............................................        3,120,000         1,609,000

         Deferred Compensation .................................................           79,000                 0
         Long-term obligations less current maturities .........................        4,259,000         2,701,000
                                                                                     ------------      ------------
              Total Liabilities ................................................        7,458,000         4,310,000
                                                                                     ------------      ------------

     Commitments and contingencies:

     Stockholders' Equity:
     Series B  Redeemable  Convertible  Preferred  Stock;  stated  value $1.00;
         600,000 shares authorized; 453,734 and 521,290 shares issued and
               outstanding, respectively .......................................          454,000           521,000
     Series C Convertible Preferred Stock; stated value $1.00;  1,015,000 shares authorized; 317,000 and 985,000 shares issued and
         outstanding, respectively .............................................          317,000           985,000
     Common stock; par value $.001 per share; 15,000,000 authorized;
         10,064,995 and 7,204,693 shares issued and outstanding, respectively ..           10,000             7,000
Additional paid-in capital .....................................................       18,169,000         9,613,000
     Accumulated deficit .......................................................       (3,445,000)       (5,381,000)
     Accumulated Comprehensive Income ..........................................           31,000                --
                                                                                     ------------      ------------
                                                                                       15,536,000         5,745,000
     Less Cost of Shares of Common Stock in Treasury of 66,195 and
     30,178, respectively ......................................................         (429,000)         (167,000)
                                                                                     ------------      ------------
     Total Stockholders' Equity ................................................       15,107,000         5,578,000
                                                                                     ------------      ------------

     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ..................................     $ 22,565,000      $  9,888,000
                                                                                     ============      ============

                                 MEDIFAST, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                    Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                       2003               2002              2003              2002
                                                             (Unaudited)                         (Unaudited)
Revenue ......................................     $  6,775,000      $  3,058,000      $ 19,539,000      $  7,858,000
Cost of sales ................................        1,925,000           961,000         5,236,000         2,593,000
                                                   ------------      ------------      ------------      ------------
Gross Profit .................................        4,850,000         2,097,000        14,303,000         5,265,000
Selling, general, and administration .........        4,149,000         1,323,000        11,187,000         3,512,000
                                                   ------------      ------------      ------------      ------------

Income from operations .......................          701,000           774,000         3,116,000         1,753,000
                                                   ------------      ------------      ------------      ------------

Other income/(expenses)
    Interest expense .........................          (31,000)          (26,000)          (95,000)          (80,000)
    Other income (expense) ...................           17,000           (14,000)           26,000          (151,000)
                                                   ------------      ------------      ------------      ------------

Income before provision for income taxes .....          687,000           734,000         3,047,000         1,522,000
Provision for income tax (expense) benefit ...         (167,000)          809,000        (1,072,000)          957,000
                                                   ------------      ------------      ------------      ------------

Net income ...................................          520,000         1,543,000         1,975,000         2,479,000

Less: Stock dividend on preferred stock ......            9,000            26,000            39,000            71,000
                                                   ------------      ------------      ------------      ------------

Net income attributable to common shareholders     $    511,000      $  1,517,000      $  1,936,000      $  2,408,000
                                                   ============      ============      ============      ------------

Net Income ...................................          520,000         1,543,000         1,975,000         2,479,000

Other comprehensive income
    Unrealized gains on investment securities            51,000                --            51,000                --
    Less:  Income tax effect .................          (20,000)               --           (20,000)               --
                                                   ------------      ------------      ------------      ------------

Comprehensive Income .........................     $    551,000      $  1,543,000      $  2,006,000      $  2,479,000
                                                   ============      ============      ============      ============

Basic earnings per share .....................     $        .05      $        .22      $        .22      $        .36
Diluted earnings  per share ..................     $        .04      $        .18      $        .18      $        .29

Weighted average shares outstanding -
    Basic ....................................        9,872,120         6,765,849         8,953,569         6,650,571
    Diluted ..................................       11,863,185         8,713,582        11,076,550         8,506,814

                                 MEDIFAST, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   Nine Months Ended September 30,
                                                                        2003            2002
                                                                     (Unaudited)     (Unaudited)
Cash Flow from Operating Activities:
    Net income ................................................     $ 1,975,000      $ 2,479,000
         Depreciation & Amortization ..........................         365,000          171,000
         Issuance of Common Stock for Services ................          61,000               --
         Issuance of C Convertible Preferred ..................              --           24,000
         Directors Compensation - Non-Cash ....................              --           41,000
         Deferred Income Tax Expense (Benefit) ................       1,031,000         (957,000)
    Changes in assets and liabilities:
         (Increase)/Decrease in accounts receivable ...........        (234,000)          14,000
         (Increase)/Decrease in inventory .....................        (524,000)        (247,000)
         (Increase) in prepaid expenses & other current assets         (619,000)              --
         (Increase)/Decrease in other assets ..................         (61,000)         155,000
         (Decrease)/Increase in A/P and accrued expenses ......        (349,000)         713,000
                                                                    -----------      -----------
    Net Cash provided by Operating Activities .................       1,645,000        2,393,000
                                                                    -----------      -----------

Cash Flow from Investing Activities
         Redemption of Certificates of Deposit ................              --          201,000
         Investment in certificates of deposit ................              --         (300,000)
         Purchase of Investment Securities ....................      (3,788,000)              --
         Purchase of equipment / Leasehold / Improvements .....      (2,720,000)        (286,000)
         Purchase of Building - 11445 Cronhill Drive ..........              --       (3,451,000)
         Purchase of intangible assets ........................        (147,000)        (478,000)
                                                                    -----------      -----------
         Total Cash Flow used in Investing Activities .........      (6,655,000)      (4,314,000)
                                                                    -----------      -----------

Cash Flow from Financing Activities:
    Increase in credit line (net) .............................         166,000          100,000
    Repayment of capital lease obligations ....................              --          (23,000)
    Issuance of Common Stock ..................................       6,496,000               --
    Redemption Series "A" .....................................              --         (150,000)
    Issuance of Series "C" Convertible Preferred ..............              --          102,000
    Mercantile building loan ..................................              --        2,850,000
    Proceeds from long term debt ..............................       1,951,000               --
    Payment of Debt ...........................................        (265,000)         (89,000)
    Dividends paid on preferred stock .........................         (12,000)         (40,000)
                                                                    -----------      -----------
         Net Cash provided by and used in Financing Activities:       8,336,000        2,750,000
                                                                    -----------      -----------
NET INCREASE IN CASH ..........................................       3,326,000          829,000
Cash and cash equivalents at beginning of period ..............         837,000          270,000
                                                                    -----------      -----------
Cash and cash equivalents at end of period ....................     $ 4,163,000      $ 1,099,000
                                                                    ===========      ===========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest .............................................     $    96,000      $    76,000
         Income Taxes .........................................          42,000               --
                                                                    -----------      -----------
    Total .....................................................     $   138,000      $    76,000
                                                                    ===========      ===========

Purchase of Consumer Choice Systems for stock, options,
warrants, and other liabilities ...............................     $ 1,766,000      $        --
                                                                    ===========      ===========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

         1.       Basis of Presentation

The information contained herein with respect to the three month periods and nine month periods ended September 30, 2003 and 2002 has been reviewed by the independent auditors and was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated  financial  statements  do not include  information  and  footnotes required by generally accepted accounting principles. Included are the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the three-month periods and nine-month periods ended September 30, 2003 and 2002. The results are not necessarily indicative of results to be expected for the year.

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

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income per share including pro forma results would have been the amounts indicated below:

                                                             Three Months ended September 30        Nine months ended September 30,
                                                                2003                2002              2003                  2002
                                                                ----                ----              ----                  ----
Net Income:
   As reported                                               $     520,000      $   1,543,000      $   1,975,000      $   2,479,000
                                                             -------------      -------------      -------------      -------------
       Total stock based director compensation
       Expense determined under fair value based
       method for all awards, net of related tax effects           (58,000)           (94,000)         (111 ,000            (95,000)

   Pro forma                                                 $     462,000      $   1,449,000      $   1,864,000      $   2,384,000
                                                             =============      =============      =============      =============
Net Income per share:
   As reported:
      Basic                                                  $         .05      $         .22               0.22               0.36
      Diluted                                                          .04                .18               0.18               0.29

  Pro forma:
      Basic                                                            .05                .21               0.20               0.35
      Diluted                                                          .04                .17               0.17               0.28

         4.       Business Combinations

On September 12, 2003, the Company signed an asset purchase agreement to acquire the assets of Dunst & Associates, Inc. The agreement became effective October 1, 2003; therefore the results of operations have not been included in the consolidated financial statements for the quarter ending September 30, 2003.

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

      Current assets                           $  307,000
      Property and equipment                      100,000
      Intangible assets                           810,000
      Goodwill                                  1,439,000
                                               ----------
         Total assets acquired                  2,656,000
      Current liabilities                        (936,000)
      Long-term debt
                                                      --
                                               ----------
              Total liabilities assumed          (936,000)
                                               ----------
         Net assets acquired                   $1,720,000
                                               ==========


Of the $810,000 of acquired intangible assets, $150,000 was assigned to registered trademarks that are not subject to amortization. The remaining intangible assets will be amortized over useful lives of between 1 and 7 years.

The $1,439,000 of goodwill was assigned to the new retail segment for purposes of impairment testing. No determination has yet been made as to the amount of goodwill that will be deductible for income tax purposes.

Unaudited pro forma consolidated results of operations for the nine months ended September 30, 2003 and 2002 as though Consumer Choice Systems, Inc. had been acquired as of January 1, 2002 follow:

                                                     2003                2002
                                                     ----                ----
Revenue                                        $   19,903,000     $    8,352,000

Net income                                            929,000          1,195,000
Basic earnings per share                                  .10                .17

Diluted earnings per share                                .08                .14

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

Revenues for the first nine months of 2003 were $19,539,000, representing an increase of $11,681,000 (149%) from the $7,858,000 reported for the nine-month period ending September 30, 2002. The Company initiated the following sales and marketing programs that have significantly boosted revenue and profits:
Continued  success  of  the  Physicians  Lifestyles  Program  supported  by  the
Company's  teleweb  programs,  expansion  of the  Company's  Medifast  Plus  for
Diabetics program to physicians and patients, the Company's robust and aggressive advertising program in National print magazines and newspapers such as Parade, and the continued success of the Take Shape for Life Health Network. Cost of sales for the first three quarters of 2003 increased by $2,643,000 (102%) from the same period in 2002. Gross profit for the first three quarters of 2003 increased by $9,038,000 (172%) from 2002 due to sales of higher margin products, such as Medifast Plus for Diabetics. Selling, general and administrative expenses for the first three quarters of 2003 of $11,187,000 increased by $7,675,000 (219%) over the same period of 2002. This was a result of increased advertising, because the Company was testing multiple advertising concepts and strategies to ensure the most effective advertising programs would be in place at the start of 2004. The company spent approximately $550,000 in print advertising which was $400,000 greater than last year because of the value of testing the proper mix and results of each type of media in connection with the direct response TV commercial. The increase was also a result of the internal infrastructure buildup to ensure that adequate staff and equipment would be in place for the significant boost in revenues expected in 2004. The increase in expenses was also related to the distribution expenses of introducing new products into the Consumer Choice Systems retail channel, such as the Urinary Tract Infection Test Sticks, which increased distribution expenses by $100,000 during the quarter.

The income before provision for income taxes for the first nine months of 2003 was $3,047,000, which is $1,525,000 (100%) greater than the same period last year. The operating profit is attributable primarily to a consumer advertising and Internet-focused teleweb sales and marketing strategy and higher margin new product and programs sales. Increased sales via the web based Lifestyles Program, Take Shape Health Advisors, and the Internet support to medical practitioners and their patients significantly improved margins to 73%.
Management significantly improved the balance sheet and the Company's cash position during the period. Interest expense was $95,000 during the nine-month period ending September 30, 2003 as compared to $80,000 for the same period in 2002. The Company increased shareholders' equity to $15,107,000, which is $9,529,000 (171%) greater than at December 31, 2002. Since December 31, 2000, the Company has increased shareholders' equity by $13,897,000, which continues to absorb the dilution of preferred stock, options/warrants and the sale of equity in a private placement in July 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

Third quarter revenues for 2003 of $6,775,000 increased by $3,717,000 (122%) from $3,058,000 for the three-month period ended September 30, 2002. Cost of sales for the period was $1,925,000, an increase of $964,000 (100%) from $961,000 during the same period of 2002. Gross profits of $4,850,000 for the third quarter of 2003 increased by $2,753,000 (131%) from $2,097,000 in the third quarter of 2002. During the quarter the Company experienced a profit from operations of $701,000 compared to a profit of $774,000 for the third quarter of 2002. The income before provision for income taxes for the third quarter of 2003 was $687,000 compared to $734,000 in the third quarter of 2002. A provision for income tax of $167,000 was recognized in the third quarter of 2003, compared to an income tax benefit of $809,000 realized from net operating loss carry forward in the third quarter of 2002.

For the period ending September 30, 2003 the Company's Stockholders' Equity was $15,107,000, which is an increase of $9,828,000 (186%) from $5,279,000 for the period ended September 30, 2002. The Company's working capital at September 30, 2003 was $9,414,000, an increase of $7,373,000 (361%) from the $2,041,000 balance at September 30, 2002. The Company's Cash and Investment holdings at September 30, 2003 was $7,965,000, an increase of $6,866,000 (625%) from the period ending September 30, 2002. The increase in cash and liquid investments allows the Company to absorb the initial costs associated with the 2004 advertising campaign, as well initiate the infrastructure buildup to prepare for the expected increase in revenues in 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company was successful in refinancing its lines of credit as follows:

o On July 25, 2003, the Company announced that it had sold an aggregate of 550,000 shares of common stock and warrants to purchase 82,500 shares of common stock (the Private Investment in Public Entity "PIPE" Shares) to Mainfield Enterprises, Inc. and Portside Growth & Opportunity Fund. The shares of common stock were sold for a cash consideration of $12.40 per share, or a total of $6,820,000 less direct transaction costs of $514,000, and the warrants, exercisable for a period of five years from the date of issuance, at an exercise price equal to one hundred fifteen percent (115%) of the five-day volume weighted average price (the PIPE Transaction), all pursuant to the terms of that certain Securities Purchase Agreement by and between the Company and Mainfield Enterprises, Inc. and Portside Growth & Opportunity Fund dated as of July 24, 2003 (the Securities Purchase Agreement). The PIPE Shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended (the Securities Act).

o On July 18, 2003 Seven Crondall Associates, LLC, a wholly owned subsidiary of Medifast, Inc., reached an agreement with NewRoads, Inc. to purchase a 119,000 sq. foot distribution facility located in Ridgely, Maryland. The new distribution facility will be responsible for the storage and distribution of Medifast and Woman's Wellbeing products to its vast network of medical practitioners, patients, health advisors and retail drug stores. The Company intends to invest $3 million over the next 24 months, which includes the purchase price of the facility along with initial start-up costs. The Company will finance $1.7 million through Merrill Lynch Capital at the 30 day LIBOR interest rate plus 220 basis points over the next seven years. The purchase of the distribution facility assists in preparing the internal infrastructure of the Company to handle future sales of up to $200 million of products per year.

o On July 25, 2003 the Medifast Annual Shareholder Meeting was held at The American Stock Exchange. The Shareholders voted in favor of the classification of the Board of Directors into three classes consisting of Class I, Class II and Class III based on seniority and to amend the Company bylaws accordingly . The shareholders voted Bradley MacDonald (91%) and Donald Reilly (96%) into Class I, Scott Zion (96%) and Michael MacDonald (91%) into Class II, and Mary Travis (96%) and Michael J. McDevitt (96%) into Class III. Additionally, the shareholders approved the reappointment of Wooden & Benson, Chartered, as the Company's independent auditors for the fiscal year ending December 31, 2003. The Directors elected Mr. Bradley T. MacDonald as Chairman of the Board, CEO, Treasurer and Secretary, and Mr. Scott Zion as Assistant Secretary of the Corporation. The stockholders approved and the Directors amended the Company's 1993 stock option plan and increased the number of authorized stock options from one million (1,000,000) to one million two hundred fifty thousand (1,250,000) in order to provide incentives for employees, directors, and consultants performance.

The Company had stockholders' equity of $15,107,000 and working capital of $9,414,000 on September 30, 2003 compared with stockholders' equity of
$5,578,000 and working capital of $2,517,000 at December 31, 2002. The $9,529,000 net increase in stockholders' equity and the $6,897,000 net increase in working capital reflects the profits and equity contributions in the first nine months from operations. The Company has sufficient cash flow from operations to fund its current business plan.

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

         2) In June 2003, Consumer Choice Systems, Inc. (CCS), transferred assets consisting of accounts receivable to Medifast Inc. Included in these receivables was $150,000 due from Dexxus, an export company based out of Chile with a presence in the United States. The Company will vigorously pursue Dexxus for failure to pay for the product according to the terms of the agreement. If payment is not made promptly, the Company will pursue all legal and/or criminal remedies available under the law. This receivable is not included in the balance sheet of Medifast, Inc. at September 30, 2003.

Other:

         1) During the quarter the Company, along with the assistance from its advertising agencies, simultaneously tested several new methods of advertising concepts and strategies. These tests were completed in order to ensure the most effective plan would be in place at the start the Company's 2004 T.V. and Print advertising campaign. The Company estimated its uncapitalized financial cost attributable to these comparison tests to be an incremental Two Hundred Thousand Dollars ($200,000). The Company believes the benefits from this expense will be realized in 2004, although expensed in 2003.

Earnings Per Share: The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Consolidated Statement of Operations.


Issuance of Common Stock. Throughout the third quarter of 2003, the Company issued 749,333 shares of Common Stock.

On July 24, 2003, the Company sold an aggregate of four hundred and twenty five thousand (425,000) shares of common stock to Mainfield Enterprises at a cash consideration of $12.40 per share. Mainfield Enterprises also received 63,750 warrants, exercisable for a period of five years form the date of the issuance, and an exercise price equal to one hundred fifteen percent (115%) of the five-day volume weighted average price.

 On July 24, 2003, the Company sold an aggregate of one hundred and twenty five thousand (125,000) shares of common stock, to Portside Growth & Opportunity Fund at a cash consideration of $12.40 per share. Portside Growth % Opportunity Fund also received 18,750 warrants, exercisable for a period of five years form the date of the issuance, and an exercise price equal to one hundred fifteen percent (115%) of the five-day volume weighted average price.

On September 5, 2003, Mary Travis, Director, was granted two thousand five hundred (2,500) shares of common stock. The grant was for her performance as financial expert on the audit committee.

On September 10, 2003, CEOcast, Inc. was granted six thousand (6,000) shares of common stock for their work as advisor towards the Company's acquisition of Consumers Choice Systems, as well as their work as Investor Relations consultant to the Company.

Significant Subsequent Events:

1) On November 7, 2003, Jason Properties, LLC, a wholly owned subsidiary of Medifast, Inc. purchased the assets of KOW, Inc. located in Gulf Breeze, Florida. KOW, Inc., experiencing liquidity problems, held the assets of Hi-Energy Control Centers, a national company with weight loss centers in over 50 locations. The acquisition includes equipment, inventory, trademarks, and licenses for fifty Hi-Energy clinics. The clinics are located primarily in the southeastern region of the United States. The purchase price was $1.5 million in cash, which included selected liabilities, capital expenditures, costs of assets and miscellaneous fees. Hi-Energy Centers specialize in weight management programs, and customized patient support in a professionally trained environment. The Company plans to incorporate its existing 25 Medslim clinics with the new centers to provide a clinical and supportive environment for its customers.

2) Seven Crondall, LLC, a real estate limited liability company and a wholly owned subsidiary of Medifast, Inc. has decided not to purchase the real estate located at 9791 Pintail Plaza St. Michaels, Maryland, due to zoning restrictions that have a negative impact on the utilization of property as a conference center, for training Take Shape for Life distributors, and Hi Energy Clinic owners. The Company will now use the facilities leased in Gulf Breeze, FL, the headquarters for Hi Energy Clinics, as a training facility for the next year.

Forward Looking Statements: Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management's expectations for fiscal year 2003 and beyond, are forward looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company's expectations. The Company cautions investors not to place undue reliance on forward-looking statements which speak only to management's experience on this date.

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

                                        Medifast Inc.
                                          (Registrant)

                                        /s/ Bradley T. MacDonald
                                        ------------------------
                                        Bradley T. MacDonald
                                        Chairman & CEO

                                 MEDIFAST, INC.

                             -----------------------

               CERTIFICATION PURSUANT OT RULE 13A-14 AND 15D-14 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

I, Bradley T. MacDonald, Chief Executive Officer/ Chief Financial Officer, certify that:

(1) I have reviewed this quarterly report on form 10Q of Medifast, Inc. (the "registrant");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintainng disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's certifying officer has disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's certifying officer has indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect interal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2003                   /s/ Bradley T. MacDonald
                                          ------------------------
                                          Bradley T. MacDonald
                                          Chief Executive Officer
                                          Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Medifast, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Bradley T. MacDonald, Chief Financial Officer of the Company, certify, pursuant ot 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(4) The information contained in the report fairly presents, in all material respects, the financial condition and results of the operations of the Company.


By: /s/ Bradley T. MacDonald
    ---------------------------------
    Bradley T. MacDonald
    Chief Financial Officer
    November 13, 2003