Form 10KSB
period 2003-12-31
MEDIFAST INC
filed 2004-03-15
CIK 910329

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-KSB


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                          Commission File No. 000-23016

                                   ----------

                                 MEDIFAST, INC.
              ----------------------------------------------------



          DELAWARE                                         13-3714405
-------------------------------                 -------------------------------
      Incorporation State                          Tax Identification number



11445 CRONHILL DRIVE, OWINGS MILLS, MD                       21117
------------------------------------------------          ----------
        Principal Office Address


                              Phone (410) 581-8042


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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2003 were $25.4 million

Aggregate market value of voting stock held by non-affiliates of registrant (deemed by registrant for this purpose to be neither a director nor a person known to registrant to beneficially own, exclusive of shares subject to outstanding options, less than 5% of the outstanding shares of registrant's Common Stock) computed by reference to the closing sales price as reported on the American Stock Exchange on December 31, 2003: $14.10.

Number of shares outstanding of registrant's Common Stock, as of December 31, 2003: 10,482,609 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one)

                        Yes       No  X
                           ---        ---

                                     PART I

ITEM 1. BUSINESS.

SUMMARY

         Medifast, Inc. (the "Company", or "Medifast") is a Delaware corporation, incorporated in 1993. The Company's operations are primarily conducted through five of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc. ("Jason"), Take Shape for Life, Inc. ("TSFL"), Jason Enterprises, Inc., Jason Properties, LLC and Seven Crondall, LLC. The Company is engaged in the production, distribution, and sale of weight and disease management products and other consumable health and diet products. Medifast, Inc.'s product lines include weight and disease management, meal replacement and sports nutrition products manufactured in a modern, FDA approved facility in Owings Mills, Maryland.

         The Company's focus on clinically proven Medifast(R) weight and disease management products is the centerpiece of its dominating presences in the $26 billion U.S. Meal Replacement Market. The obesity epidemic in America and the associated disease states provide Medifast a unique opportunity to assist the country to reduce the costs associated with obesity and to profit from its unique products, patented formulas, and proprietary clinicals. The Company exploited these opportunities as follows:

         o The Company primarily focused advertising in national magazines and newspapers e.g. Parade, USA Weekend, AARP Magazine and Newsweek.
         o A private placement was completed on July 25, 2003 to give the Company the necessary resources to move forward with their future growth strategies. Included in these strategies are the acceleration of its advertising initiatives and the expansion of its Corporate Weight and Disease Management Clinics. A total of $6.82 million was raised through the sale of 550,000 shares of common stock and the issuance of warrants to purchase 82,500 shares of its common stock. A significant portion of these proceeds will be used for television advertising, enabling the Company to expand its highly successful advertising campaign featuring basketball sportscaster Dick Vitale.
         o Take Shape for Life, Inc.'s health network showed dynamic growth throughout 2003. The Company is actively signing new members for the program and continues to grow revenues.
         o The Company's product development program has continued to produce nutritional products positioned to significantly reduce the incidences and cost of obesity, diabetes, arthritis, appetite suppression, menopausal symptoms and coronary disease.
         o International sales of the Company's Take Shape(TM)/Dr. Diet weight management products for the Asian Market substantially increased revenues by over two million dollars throughout 2003. Medifast will continue to search for international strategic partnerships to expand the Medifast brand worldwide.
         o The Company entered into multiple joint ventures that include: an agreement with Amazon.com that has placed Medifast's Woman's Wellbeing product line on Amazon's rapidly growing Women's health section of its website. Medifast and NovaCare Rehabilitation entered into a joint marketing agreement to provide weight and disease management solutions to NovaCare's patients giving Medifast access to over 200 NovaCare clinics.

         Management's vision and objective is to position the Company to become a leader in the field of medically supervised nutrition, disease and weight management, and health-related nutrition programs. The following will assist in achieving this goal through 2004:

         o Expanding its advertising efforts in 2004 with an integrated nationwide strategy to include television, print and radio. In addition to 60-second television commercials, a 30-minute infomercial will be introduced highlighting the Company's clinically proven weight and disease management product line, with an emphasis on the patented Medifast Plus for Diabetics product line;
         o Expanding its corporate owned and licensed Hi-Energy Weight Control Centers and MEDSLIM clinics. The sales division intends to dramatically increase the number of licensed and corporately owned clinics while introducing new disease management product lines in each clinic. At the close of 2003 the Company had over 70 licensed or corporately owned Clinics, and intends to significantly increase this number in the next year;
         o Expanding the Take Shape for Life Health Network through lead generation created by the Company's marketing and recruiting efforts. The Company has introduced a Tasting Program, in a home-based medical setting that has proven to be an excellent way to introduce new customers to Medifast;
         o Continuing to develop the Lifestyles physician compliance program that supports the practitioner's patient base by having their patients order directly from the Company via the Medifastdiet.com website or toll free telephone number;
         o Enhancing and expanding its medical practitioner network through a growing Clinical Affairs department;
         o Developing a joint venture with XL Health Inc., one of the leading diabetes management companies in the United States. The Company's clinically tested Medifast Plus for Diabetics line will be the exclusive nutritional product for XL Health's CMS Medicare Demonstration Project. The joint venture will provide Diabetes, Coronary Heart Failure (CHF), and Coronary Artery Disease (CAD), disease management nutritional services and pharmacy benefits to over 10,000 Medicare Fee-For-Service patients in Texas. The pilot project will use Medifast Plus for Diabetics as the exclusive nutritional intervention program to prove the cost effectiveness of disease management programs for Medicare beneficiaries. Additionally, the program will use the Medifast Plus for Coronary Health and Medifast Plus for Joint Health products as part of the program protocol in patients who have related medical disorders.

         Throughout 2003, the Medifast(R) Management Team continued to enhance the value of the Company by generating significant operating profits, cash flows, and stockholders equity. The Company's financial strength is documented by the significant improvement of the Balance Sheet providing a long term operating platform.

         o On June 11, 2003 Medifast, Inc.'s wholly-owned subsidiary Jason Enterprises, Inc. completed the acquisition of the assets of Consumer Choice Systems, Inc.("CCS"). CCS is a retail distribution company focusing on high quality, innovative products for women. CCS products are currently distributed in over 18,000 retail outlets nationwide. The CCS business is supported by a website and toll-free customer service line where customers can inquire about product information and retail availability.

         o On July 25, 2003, the Company announced it had sold an aggregate of 550,000 shares of common stock and warrants to purchase 82,500 shares of common stock (the "PIPE Shares") to Mainfield Enterprises, Inc. and Portside Growth & Opportunity Fund. The shares of common stock were sold for a cash consideration of $12.40 per share, or a total of $6,820,000, and the warrants, exercisable for a period of five years from the date of issuance, at an exercise price equal to one hundred fifteen percent (115%) of the five-day volume weighted average price (the "PIPE Transaction"), all pursuant to the terms of that certain

            Securities Purchase Agreement by and between the Company and Mainfield Enterprises, Inc. and Portside Growth & Opportunity Fund dated as of July 24, 2003 (the "Securities Purchase Agreement").

         o On September 12, 2003 Medifast, Inc.'s wholly owned subsidiary Seven Crondall, LLC purchased a 119,825 sq. foot distribution facility located at 601 Sunrise Ave., Ridgely, Maryland 21660 from NewRoads, Inc. for $2,200,000. The Company financed $1,760,000 through Merrill Lynch Capital at the 30 day LIBOR interest rate plus 220 basis points over seven years.

         o On September 12, 2003 the Company also acquired the assets and expertise of Dunst and Associates, Inc., a 15-year experienced distributor in Eldersburg, Maryland to operate its new distribution facility. The Company acquired Dunst and Associates assets for $400,000 in cash and 3,347 shares of Medifast, Inc. common stock.

         o On November 7, 2003 Medifast, Inc.'s wholly-owned subsidiary Jason Properties, LLC purchased the assets of Hi-Energy Weight Control Centers, a national company specializing in weight management programs, with weight loss centers in over 50 locations. Hi-Energy centers offer a competitive marketing edge through a regional advertising program, exclusive territories and marketing support.

         o On November 7, 2003 Mercantile Safe Deposit and Trust Company increased Medifast, Inc.'s secured line of credit from $1,000,000 to $5,000,000. The line of credit is at the LIBOR plus two percent. The increased line will be used to finance equipment, inventory and receivables of Medifast, Inc.

         o On December 10, 2003 Wooden & Benson, Chartered resigned as the Company's auditor. Wooden & Benson, Chartered was acquired by Clifton Gunderson, LLP and will no longer audit public companies. The Company's new auditor is Bagell, Josephs & Company, LLC, also a member of the BDO Seidman Alliance.

         The Company had stockholders equity of $17,077,000 on December 31, 2003 compared with $5,578,000 at December 31, 2002. The 206% net increase reflects the profits during the year from operations, acquisition of assets, execution of options and warrants, conversion of Preferred Stock, and sales of additional shares. The Company has sufficient cash flow from operations to fund its current business plan.


MARKETS

         Obesity is a complex condition, one with serious social and psychological dimensions, that affects virtually all ages and socioeconomic groups. According to the Centers for Disease Control (CDC), roughly two-thirds of the U.S. adult population is overweight and of that, one-third is obese. Approximately 15% of children ages 6-19 are obese. Researchers at RTI International and the CDC have estimated that obesity-attributable medical expenditures reached $75 billion in 2003. Obesity is reaching epidemic levels and is a major contributor to the global burden of chronic disease and disability. The overweight and obese pose a large risk for serious diet-related chronic diseases, including type II diabetes, cardiovascular disease, hypertension and stroke, depression and certain forms of cancer.

         According to a recent market data study, consumers spend about $39 billion per year trying to lose weight or prevent weight gain. This figure includes spending on diet sodas, diet foods, artificially sweetened products, appetite suppressants, diet books, videos and cassettes, medically supervised and commercial programs, and fitness clubs. The weight loss meal replacement supplement market grew by over 9% in 2003, and currently accounts for $6.4 billion of the U.S weight loss market according to a recent market research study.

         Medifast's current business model incorporates four channels of distribution.

THE MEDIFAST LIFESTYLES PROGRAM- This program is a medically supported network of health care professionals who support patients on the Medifast program. Patients order products directly from Medifast's website or toll-free number. The Lifestyles practitioner ensures that each individual receives personalized attention throughout the weight loss program. Management estimates that more than 15,000 physicians nationwide have used Medifast as a treatment for their overweight patients since 1980, and that an estimated 1 million patients have used its products to lose and maintain their weight.

         The Company maintains an in-house Lifestyles program for customers who do not have a Medifast physician. These in-house qualified medical practitioners coordinate supervision of the Medifast program with the patient's primary care physician. Customers have access to qualified medical practitioners for program support and advice by calling a toll free telephone help line or by e-mail. The in-house medical and marketing staff have developed extensive program support materials on Medifast products and programs, which are placed free of charge in customer orders, in addition to being provided on the Company's website.

TAKE SHAPE FOR LIFE(TM) - This program is a comprehensive, medically supervised health network designed to assist in long-term weight loss and disease and lifestyle management. The program features Medifast weight and disease management products, along with a team of personal health advisors, to support the individual through their weight and or disease management program.

         Program entrants are encouraged to consult with their primary care physician and Take Shape for Life health advisors for screening purposes. Physician directed Health Advisors are supported, educated and qualified by The Health Institute, a dedicated training institute staffed by Medifast professionals. Health Advisors obtain Medifast qualification based upon a testing of their knowledge of Medifast and the Medifast product line.

         The Company has developed a Tasting program, which is similar to a home-based party model for introducing new customers to the Medifast program. Physician directed Health Advisors recruit program entrants and provide them with program guidance, Medifast product samples and the opportunity to order products. Management plans for a very rapid expansion of this program.

TRADITIONAL PHYSICIANS AND CLINICS - Many Medifast physicians chose to implement the Medifast program within their practice. These physicians carry an inventory of Medifast products and resell them to patients. They also provide appropriate testing, medical support and evaluations for patients on the program. The Company implemented the MEDSLIM(R) Program in 2002, which allows licensing opportunities for its medically prescribed weight management program.

         In 2003, the Company acquired Hi-Energy Weight Control Centers, a national company specializing in weight management programs, with weight loss centers in over 50 locations. Hi-Energy centers offer a competitive marketing edge through a regional advertising program, exclusive territories and marketing support. The Company intends to increase the number of licensed and corporately owned clinics, to over 125 nationwide by year-end in 2004, while introducing new disease management product lines in each clinic. The Company also plans to incorporate its existing MEDSLIM clinics with the new centers to provide clinically proven products, programs and protocols to attain maximum results.

CONSUMERS CHOICE SYSTEM(TM) - Founded in March 1996, and acquired by Medifast in 2003, CCS is a retail distribution company focusing on high quality, innovative products for women. CCS products, under the Woman's Wellbeing brand include supplements addressing menopause relief, regularity, coronary health and joint health. Products under the UTI brand address the detection, relief and prevention of urinary tract and bladder infections. CCS products are currently distributed in over 18,000 retail outlets nationwide. The CCS business is supported by a website and toll-free customer service line where customers can inquire about product information and retail availability.


THE MEDIFAST(R) BRAND

         Medifast is a medically supervised weight management program, which specializes in multidisciplinary patient education programs using the highest quality meal replacement supplements. Medifast's core programs and products are continuing to expand over a wellness spectrum to include disease management and sports performance products. Medifast is particularly focused on disease management with a complete line specially formulated for Diabetics, Medifast Plus for Diabetics, as well meal replacement shakes, Medifast Plus for Women's Health, Medifast Plus for Joint Health and Medifast Plus for Coronary Health. Medifast is focusing on clinical sports nutrition with two gender specific bio-engineered foods specially designed for athletes, Take Shape(TM) Women's Sports Drink and Take Shape(TM) Bio-engineered Food for Men.

         In early 2002, The Johns Hopkins Bloomberg School of Public's Health Nutrition and Health Research Clinic began a two-year study to evaluate the efficacy of the dosage controlled, engineered food, Medifast Plus for Diabetics compared to basic nutrition recommendations by the American Diabetes Association
(ADA). Preliminary results show that participants using Medifast Plus for Diabetics lost twice as much weight as those following the ADA's guidelines. Additionally, two-thirds of those on the Medifast program lost at least 5% of their weight, which is a standard measure of the Food and Drug Administration's
(FDA) threshold to indicate clinically significant weight loss, versus one-quarter of those on the ADA diet. In addition to weight loss, the initial study results are that Medifast participants sustained an average 9% decrease in blood fasting glucose and an average 19% decrease in insulin levels. Final study results are expected in December 2004.

         Many Medifast Plus for Diabetics products have earned the coveted Seal of Approval from the Glycemic Research Institute. The line, designated as Low Glycemic, does not overly stimulate blood glucose and insulin and does not stimulate fat-storing enzymes. Products included in the Medifast Plus for Diabetics line consist of three delicious patented shakes, home style chili, apple cinnamon, French vanilla berry oatmeal, maple and brown sugar oatmeal, creamy chicken soup, creamy broccoli soup, chicken noodle soup, minestrone soup and two snack bars.

         The Company expanded the product line of its cutting edge adolescent weight management program, Fit!(TM) in 2003. The line, which formerly consisted of only one ready-to-drink and two chocolate bars, now consists of three delicious powdered shakes, vanilla berry oatmeal, chicken noodle soup, hot cocoa with marshmallows, chocolate pudding, 3 power-packed bars and one ready-to-drink. Best of all, each Fit! supplement is packaged to appeal to children.

         Approximately 30% of adolescents (ages 6 to 19) are overweight and 15.5% are obese. Medifast, Inc., recognizes the danger of this trend and has developed an entire line of low calorie, power packed meal replacements specially formulated to help children stay healthy, maintain good nutrition and even manage weight. The Company intends to conduct ground breaking clinical studies to prove the effectiveness of Medifast meal replacement products in controlling calories and weight in adolescents.

         Most Medifast(R) products qualify to make the FDA's heart healthy claim, "May Reduce the Risk of Heart Disease." In order to make this claim, a product must contain at least 6.25 grams of soy protein per serving and be low in fat, saturated fat, and cholesterol. Unlike popular fad diets and herbal supplements, Medifast(R) products are a safe, nutritionally balanced choice, offering gender specific formulas containing high protein and low carbohydrates, a soy protein source rather than animal protein source, and vitamin and mineral fortification. It is very difficult to meet the minimum recommended nutritional requirements on a low-calorie diet, but a dieter can easily meet these requirements using the nutrient dense Medifast(R) brand of meal replacement food supplements.

         Medically supervised, low calorie diets are making a comeback, as consumers search for a safe and effective solution that provides balanced nutrition, quick weight loss and valuable behavior modification education. In addition, consumers are becoming more aware of chronic diseases such as diabetes and coronary health.

         Medifast(R) Take ShapeTM is a 180 calorie weight maintenance product which is currently being marketed through the internet and select independently owned pharmacies across the country. In addition, the Company manufactures the Take Shape(TM)/Dr. Diet weight management products and programs for the Asian Market. Take Shape products are recommended by medical practitioners as a "maintenance meal replacement" which has proven to be highly successful when used after a patient has reached their goal weight on a lower calorie Medifast(R) program. Take Shape/Dr. Diet by Medifast, was clinically tested by a National Institute of Health study conducted by the University of Vermont. Patients lost 45 - 65 lbs. on these products based on published study results. The Take Shape(TM) line also includes Take Shape(TM) Women's Sports Nutrition and Take Shape(TM) Bio-Engineered Food for Men.


COMPETITION

         The most significant competition for meal replacements is individuals' do-it-yourself diet plans. A recent Gallup study found that 71% of people attempting a diet did so on their own. In view of the fact that such plans generally fall well short of their goals, this high level of do-it-yourself activity presents a significant marketing opportunity for the meal replacement industry.

         The meal replacement business is dominated by SlimFast(R) Foods Company (Unilever), which has a strong foothold in retail markets. Medifast management estimates that SlimFast(R) retail sales are running at a $1 billion annual rate. SlimFast(R) products generally have higher caloric and sugar content than comparative Medifast(R) products.

         Dr. Phil's Shape Up! was introduced into the retail market in 2003. The line of apple and pear body type nutritional supplements consists of shakes and bars, with a nutritional profile similar to SlimFast(R). Unlike other meal replacement programs, Shape Up! Claims that different body shapes require different weight loss approaches.

         Weight Watchers International and Jenny Craig, Inc. (privately held) sell low-calorie, prepackaged meals and focus on the benefits of portion control. Weight Watchers helps to generate demand for its products and "winning points" program by hosting pay-as-you-go meetings.

         There are several competitors making use of medical weight management. These companies include OptiFast (Novartis Nutrition Corporation) and Robards, Inc. (Food Sciences Corporation, Inc.)

         Recently, there has been increased publicity and controversy about the benefits and efficacy of the high protein, low carbohydrate Atkins Diet, causing considerable confusion and debate amongst dieters. According to the American Dietetic Association, these diets tend to be low in calcium, fiber and other essential vitamins and minerals. An industry report published by Adams, Harkness and Hill, finds the demand for "low carb" diets is steady increasing, but believes the long-term trend will focus on carbohydrate control and balance.

         Medifast has a significant advantage over its competition because it has been on the cutting edge of product development with soy protein and weight management products since 1989. The Company promotes its philosophy of eating a nutritional meal or replacing it with Medifast. These products are formulated with high-quality, low-calorie, low-fat ingredients that provide alternatives to fad diets or medicinal weight loss remedies. The Medifast(R) brand has been clinically tested and proven at Johns Hopkins University and has been safely and effectively used in its weight management center for over 15 years.


PRODUCTS

         The Company offers a variety of weight and disease management products under the Medifast(R) brand and for select private label customers. The Medifast(R) line includes Medifast(R) 55, Medifast(R) 70, Medifast(R) Plus for Appetite Suppression, Medifast(R) Plus for Diabetics, Medifast(R) Plus for Joint Health, Medifast(R) Plus for Women's Health, Medifast(R) Plus for Coronary Health, Medifast(R) Take ShapeTM, Medifast(R) Supplement Bars, Medifast(R) Creamy Soups, Medifast(R) Minestrone Soup, Medifast(R) Hot Cocoa, Medifast(R) Oatmeals, Medifast(R) Pro Teas, Medifast(R) Chicken Noodle Soup, Medifast(R) Fast Soups, Medifast(R) Homestyle Chili and Medifast(R) Multigrain Crackers.

         Medifast nutritional products are formulated with high-quality, low-calorie, low-fat ingredients. Many Medifast products are soy based and contain 24 vitamins and minerals, as well as other nutrients essential for good health. The Company uses DuPont Protein Technologies' Supro(R) brand soy protein, which is a high-quality complete protein derived from soybeans.

         Medifast(R) brand awareness continues to evolve through product development, line extensions, and the Company's emphasis on quality customer service, technical support and publications developed by the Company's marketing staff. Medifast(R) products have been proven to be effective for weight and disease management in clinical studies conducted by the U.S. government and Johns Hopkins University. The Company has continued to develop its sales and marketing operations with qualified management and innovative programs. The Company's facility in Owings Mills, MD manufactures powders and supplement bars currently and subcontracts the production of its Ready-to-Drink products.


NEW PRODUCTS!

         The Company introduced Medifast(R) Cappuccino, Medifast(R) Chocolate Pudding, Medifast(R) Raspberry Flavored Pro Tea, Medifast(R) French Vanilla Berry Oatmeal, and Maple and Brown Sugar Oatmeal. In addition, the company expanded its adolescent weight management product line called Fit! to include nutrition and energy bars, shakes, chicken noodle soup, hot cocoa with marshmallows, chocolate pudding and vanilla berry oatmeal. The Fit! line is specially formulated to improve the health and general nutrition of adolescents. The Company also introduced a variety of non-nutritional, health related items under the Take Shape label to support its weight management business. These products include a blood pressure monitor, digital thermometer, digital ear thermometer, a body composition analyzer and a digital scale.

         The acquisition of Consumers Choice Systems added many products in 2003 under the private label Women's Wellbeing, including Menopause Relief Pills, Personal Cream Lubricant, a UTI Home Screening Test Kit, UTI Cleansing Wipes, UTI Cranberry-Plus-Blueberry, and Women's Wellbeing Meal Replacements.


SALES AND MARKETING

         The Company has made tremendous strides in its sales and marketing operations as it continues to build upon a core strategic plan and proven advertising strategy that has led the Company's teleweb operation to drive the sales of its medically supervised weight and disease management products and programs.

         The Company launched a completely redesigned website in late 2003 providing consumers and business associates with an up-to-date, state-of-the-art resource for information about Medifast, Inc., and its products. The website features a Company Profile and History along with an in-depth look at the manufacturing and production facility, a Customer Support section that provides detailed contact information as well as answers to frequently asked questions, a For Investors section that provides stock quotes, press releases and the latest financial information, a national database of Medifast physicians, an easy-to-use product shopping cart with complete order history, a For Physicians page that will allow physicians to operate their Medifast business completely on-line and featured success stories with before and after pictures. Visitors will find the aesthetics of the new site inviting and sophisticated. Along with having a more modern feel, the design will allow for significant growth and updating in the years to come.

         The Company is committed to the continuous improvement of its business model which provides physicians a variety of dynamic programs ranging from buying and reselling products out of their offices to directing patients to order from the Company while receiving generous compliance fees for program supervision.

         The Company's Sales division was streamlined in 2003 focusing on Clinical Affairs, Business Development and Retail sales for the Company's new CCS division. The Clinical Affairs and business development team were instrumental in the development of the clinic-licensing program, MEDSLIM(R) and the integration of Hi-Energy Weight Control(TM). The sales team is responsible for prospecting larger medical accounts, clinics, hospitals, and HMOs as well as prospecting business opportunities for the Medifast(R), Womans Wellbeing(R) and UTI(R) brands.

         The marketing department is staffed by a team of dynamic and technology proficient professionals who work closely with medical and technical staff in the development of cutting edge websites, customer support material, advertising and marketing strategies as well as management of intellectual properties, patents and clinical distributors. The marketing team has been instrumental in the integration of the acquisitions of Consumers Choice Systems and Hi-Energy Weight Loss clinics. In addition, the staff works closely with product development to develop product packaging, labeling, promotional material and advertising. The marketing department develops marketing and advertising strategies for all subsidiaries and divisions of Medifast, Inc.

ADVERTISING AND PROMOTION

         The primary advertising medium used to attract customers to its teleweb operation in 2003 was print magazines e.g. Parade, USA Weekend, AARP Magazine and Newsweek. The Company placed increased emphasis in 2003 on integrated advertising, public relations and investor relations' strategies. The Company tested a 60-second direct response television commercial in the fall of 2003, which produced a dramatic response. The Company will continue to expand its advertising efforts in 2004 with an integrated strategy to include television, print and radio campaigns.

         In addition, the Company plans to develop a 30-minute infomercial, which will compare Medifast to the competition and highlight the Company's Diabetic product line. Emphasis will be placed on public relations in 2004 as the Company expands its disease management strategies with the results of the study on Medifast Plus for Diabetics. The Company plans to expand its direct response television campaign throughout the year across cable and satellite stations as well as major networks. These sales and marketing initiatives tie in with current market trends, seasonal diet trends, and Internet and product development strategies.

         "Medifast is Awesome Baby!" In November 2002, the Company announced that Dick Vitale, a former basketball coach and celebrity sportscaster joined the Medifast team in order to assist in promoting a healthy lifestyle using the Company's weight and disease management and sports nutrition products. Mr. Vitale is a spokesperson for the Company's Take Shape for Life business and was the keynote speaker at its 2003 conference in Orlando, Florida. The Company also uses Mr. Vitale as a coach and motivator in marketing and advertising for its Fit! Adolescent and Take Shape Sports Nutrition lines. In 2003, the Company conducted a successful radio campaign promoting the Medifast brand during the NCAA basketball tournament, featuring Mr. Vitale as the spokesperson.

         The three-year agreement between Mr. Vitale and the Company is to augment the Company's already established sales and marketing efforts, which included more than doubling advertising and coupon support.

         The Company's Clinical Affairs and Marketing departments planned and attended several medical professional trade shows in 2003. The Company continues to advertise to its physician and qualified medical practitioner network in trade publications. This industry specific advertising, which consists of direct mail and targeted ads that include a tear off business reply card, has assisted in the creation of the Medifast database of medical practitioners, which allows the Company to market its products and programs to an interested audience and as a result is leading to the expansion of the medical practitioner network. Medifast launched a For Physicians section on its website where qualified medical practitioners can learn about the Medifast program, register as a Medifast physician or place orders online and receive a 2% discount.


MANUFACTURING

         Jason Pharmaceuticals, Inc., the Company's wholly owned manufacturing subsidiary, produces over 95% of the Medifast products in a state-of-the-art food and pharmaceutical-grade facility in Owings Mills, Maryland. Management purchased the plant in July 2002 for $3.4 million. The Company purchased additional lines for the internal production of its growing nutritional meal replacement bar product line in 2003.

         The manufacturing facility has the capability for massive increases to its production output with minimal capital expenditures. It is presently operating on only a single shift. Adding an additional shift, along with diminutive machinery expenses would enable the Company to produce enough products to generate over $200 million in sales if needed in 2004.

         Product labeling, quality control, manufacturing processes and equipment are subject to regulations and inspections mandated by the Food & Drug Administration (FDA), the Maryland State Department of Health and Hygiene, and the Baltimore County Department of Health. The plant strictly adheres to all GMP practices and has maintained its status as an "OU" (Orthodox Union) Kosher-approved facility since 1982.


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


EMPLOYEES

         At December 31, 2003, the Company employed 110 people, of whom 35 were engaged in manufacturing, and 75 in marketing, administrative and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company.


ITEM 2. DESCRIPTION OF PROPERTY

         The Company owns a 49,000 square-foot facility in Owings Mills, Maryland for its Corporate Headquarters and manufacturing plant. In 2003, the Company purchased a state of the art distribution facility in Ridgely, Maryland. The facility gives the Company the ability to distribute over $200 million of Medifast product sales per year.


ITEM 3. LEGAL PROCEEDINGS.

On June 10, 2003, Medifast, Inc. and Jason Pharmaceuticals, Inc. filed a Complaint for Damages, Injunctive Relief and Determination of Discharge ability against John A. Sankey in the U.S. Bankruptcy Court for the District of Alaska. The Defendant, who also trades under the name, "Diet -Fast," and who also owns Wellness Institute of Alaska, Inc., was at one time a distributor of Medifast products, but the Company terminated the distributorship contract. Nevertheless, the Defendant continued to utilize Medifast trademarks and service marks in violation of said contract. On December 3, 2003, the parties entered into an Agreement for Settlement whereby the Defendant would cease using all trademarks and service marks of the Company. The court approved the Settlement on February 2, 2004.

On August 21, 2002 Food Sciences Corporation, Inc. trading as Robard Corporation, a competitor of the Company, filed a lawsuit in the U.S. District Court for the District of New Jersey Camden Vicinage, alleging, among other things, slanderous and libelous statements made to Plaintiff's customers. The Company filed a Counterclaim and Third Party Claims against other competitors, alleging, among other things, business defamation, trademark infringement and conspiracy. Plaintiff and Defendant both claim damages in excess of $75,000. The Company intends to vigorously defend its reputation of ethical integrity (integrity of its products and formulas) and its trademarks.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Medifast Annual Shareholder Meeting was held on July 25, 2003 at the American Stock Exchange in New York, NY. The shareholders voted in favor of the classification of the Board of

Directors into three classes consisting of Class I, Class II and Class III based on seniority and to amend the Company bylaws accordingly. The shareholders voted Bradley T. MacDonald (91%) and Rev. Donald F. Reilly, O.S.A. (96%) into Class I, Michael C. MacDonald (91%) and Scott Zion (96%) into Class II, and Mary Travis (96%) and Michael J. McDevitt (96%) into Class III. Additionally, the shareholders approved the appointment of Wooden & Benson, Chartered, as the Company's independent auditors for the fiscal year ending December 31, 2003. Upon the resignation of Wooden & Benson, Chartered, the Company engaged the services of Bagell, Josephs & Company, LLC as the independent auditors for the fiscal year ending December 31, 2003.

         The Directors elected Mr. Bradley T. MacDonald as Chairman of the Board, CEO, Treasurer and Secretary, and Mr. Scott Zion as Assistant Secretary of the Corporation.

         The stockholders approved and the Directors amended the Company's 1993 stock option plan and increased the number of authorized stock options from one million (1,000,000) to one million two hundred and fifty thousand (1,250,000) in order to provide incentives for employees, directors, and consultants performance.

         The stockholders approved and the Directors consented to increase the number of authorized shares of common stock by five million (5,000,000) shares to fifteen million (15,000,000) shares.

         PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) The Company's Common Stock has been quoted under the symbol MED since December 20, 2002. The old symbol, MDFT, had been traded since February 5, 2001. The common stock is traded on the American Stock Exchange. The following is a list of the low and high bid quotations by fiscal quarters for 2003 and 2002:

                                                                       2003
                                                                ------------------
                                                                 Low          High
                                                                -----        ------
Quarter ended March 31, 2003 .......................             3.79          6.10
Quarter ended June 30, 2003 ........................             4.80         14.95
Quarter ended September 30, 2003 ...................            11.15         17.21
Quarter ended December 31, 2003 ....................            11.60         18.49

                                                                        2002
                                                                ------------------
                                                                 Low          High
                                                                -----        ------
Quarter ended March 31, 2002 .......................              .23          1.00
Quarter ended June 30, 2002 ........................              .68           .90
Quarter ended September 30, 2002 ...................              .65          1.92
Quarter ended December 31, 2002 ....................             1.77          6.04

         (b) The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

         (c) There were 7,315 beneficial holders of the Company's Common Stock, as of November 5, 2003.

         (d) No dividends on common stock were declared by the Company during 2003 or 2002.


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

2003 COMPARISON WITH 2002


OPERATING

         Consolidated net sales for 2003 were $25,379,000 as compared to 2002 sales of $12,345,000, an increase of $13,034,000, or 106%. The revenue increase for the Company is attributed to the following: (a) increased Direct Patient Sales via the Internet's Physicians Lifestyles Program; (b) increased advertising support via national print and radio that stimulated increased sales; (c) increased International sales and (d) the Take Shape for Life health network sales.

         Gross margins increased to 73% in 2003 from 70% in 2002, due to the higher margins of the Medifast(R) products. The increase is attributed to the increased margin of Medifast(R) direct and Internet sales directly to patients via the Lifestyles and Take Shape for Life programs. Selling, general and administrative (SG&A) expenses of $14,956,000 for 2003 were $8,050,000 more than the $6,906,000 in 2002, due to increased advertising expenses to increase new sales, employee costs, upgrading the educational level and training of middle management and the addition of the Take Shape for Life health network sales and marketing infrastructure and commission costs.

         In 2003, the Company realized a tax expense of $1,148,000, as compared to a tax benefit of $925,000 in 2002 as a result of previous net loss carry forward.

         Interest expense increased by $49,000 due to the Company's increased borrowings for infrastructure growth.

         A preferred stock dividend in the amount of $58,000 was accrued to shareholders in 2003.

         The Company experienced income from operations for the year 2003 of $3,598,000. This compares with income from operations of $1,752,000 in 2002, an increase of 105%. The profit from operations is attributed to the success of national print and radio advertising, the dynamic growth in the Take Shape for Life Health Advisor Network, international distribution to Asia, increased sales to physicians and clinics, improved gross margins and more direct patient sales via the Internet and the 800-telephone number supporting the Medifast(R) physician network and their patients directly.


LIQUIDITY AND CAPITAL RESOURCES

         On June 11, 2003 Jason Enterprises, Inc. acquired the assets of Consumers Choice Systems, Inc., a Delaware Corporation. The Company obtained all the assets of the business that support their retail and international business including the distribution rights in 18,000 retail food and drug stores. Jason Enterprises, Inc. acquired the assets for 76,120 shares of Medifast, Inc. restricted common stock and 50,000 five-year warrants at a purchase price of $10.00 per share. The transaction will be accounted for as an asset purchase transaction. The Company is expecting to record limited and selected liabilities that amount to approximately $1.35 million.

         On July 24, 2003 the Company announced an agreement with Amazon.com. Through the agreement the Consumer Choice Systems, Women's Wellbeing branded products will be offered on Amazon.com's website in the women's health section.

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

         On September 12, 2003 Medifast, Inc.'s wholly owned subsidiary Seven Crondall, LLC purchased a 119,825 sq. foot distribution facility located at 601 Sunrise Ave., Ridgely, Maryland 21660 from NewRoads, Inc. for $2,200,000. The Company financed $1,760,000 through Merrill Lynch Capital at the 30 day LIBOR interest rate plus 220 basis points over seven years.

         On November 7, 2003 Medifast, Inc.'s wholly owned subsidiary Jason Properties, LLC purchased the assets of Hi-Energy Weight Control Centers, located in Gulf Breeze, Florida. The acquisition includes equipment, inventory, trademarks, and licenses for fifty Hi-Energy clinics. The clinics are located primarily in the southeastern region of the United States. The assets were purchased for $1,500,000 in cash, which included selected liabilities, capital expenditures, costs of assets and miscellaneous fees.

         On November 7, 2003 Medifast, Inc.'s wholly owned subsidiary Jason Pharmaceuticals, Inc. increased its Secured Line of Credit from $1,000,000 to $5,000,000 from Mercantile Safe-Deposit and Trust of Baltimore, Maryland. The line of credit is at the LIBOR plus two percent. The increased line may be used to finance equipment, inventory, and receivables of Medifast, Inc.

         On March 5, 2004 the Company entered into a joint venture agreement with XL Health, Inc., one of the leading diabetic management companies in the United States. Medifast, Inc.'s Medifast Plus for Diabetics line will be the exclusive nutritional product for XL Health's CMS Medicare Demonstration Project. The pilot project will use Medifast Plus for Diabetics as the exclusive nutritional intervention program to prove the cost effectiveness of disease management programs for Medicare beneficiaries. Take Shape For Life, Inc, through its' parent Medifast, Inc, provided a one million dollar corporate guarantee of XL's revolving credit line secured by the assets of the Company through Mercantile Safe-Deposit and Trust company, the Company's lender.


SEASONALITY

         The Company's weight management/diet control is subject to seasonality. Traditionally the holiday season in November/December of each year are considered poor sales for diet control products and services. January and February generally show increases in sales.


INFLATION

         To date, inflation has not had a material effect on the Company's business.

INFORMATION SYSTEMS INFRASTRUCTURE

         Throughout 2003 the Company significantly enhanced the capacity and the functionality of its IT infrastructure. These enhancement methods included an overall upgrade to the Company's web site. The upgrade used the latest technology and added user-friendly features to enhance the overall website. This upgrade enhanced the Company's web presence, and provided a much simpler interface for its web customers. There were major enhancements to the Company's call center and order taking capabilities to include an upgrade to the latest release of software to allow the Company to use the latest phone technology, improving the employee to customer relationship. The Company continued its upgrades to its Navision ERP system to more effectively and efficiently manage the increasing inventories and order shipments.


ITEM 7.  CONTROLS AND PROCEDURES

INTERNAL CONTROL POLICY

         In April 2003, the Company implemented an Internal Control Policy allowing for the confidential receipt and treatment of complaints in regards to the Company's internal accounting controls and auditing matters. A director, officer or employee may file a confidential and anonymous concern regarding questionable accounting or auditing maters to an independent representative of the Medifast Audit Committee. As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

CODE OF ETHICS

         In September 2002, the Company implemented a Code of Ethics by which directors, officers and employees commit and undertake to personal and corporate growth, dedicate themselves to excellence, integrity and responsiveness to the marketplace, and work together to enhance the value of the Company for the shareholders, vendors, and customers.

TRADING POLICY

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

ITEM 8. FINANCIAL STATEMENTS.

         See pages F-1 through F-20.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES.

         On December 10, 2003 Wooden & Benson, Chartered resigned as the Company's auditor. Wooden & Benson, Chartered was acquired by Clifton Gunderson, LLP and will no longer audit public companies. The Company's new auditor is Bagell, Josephs & Company, LLC, also a member of the BDO Seidman Alliance.

         There were no disagreements with the Company's independent auditors, regarding accounting and financial disclosures for the fiscal year ending December 31, 2002.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) The following are the Board of Directors:


                                                                            Date First
           Name                             Age     Position              Became Director
           ----                             ---     --------              ---------------
Bradley T. MacDonald ....................   56   Chairman of the Board,        1996
                                                 Chief Executive Officer
                                                 and Director

Donald F. Reilly ........................   56   Directors                     1998

Mary T. Travis ..........................   53   Director                      2002

Michael C. MacDonald ....................   50   Director                      1998

Scott Zion ..............................   53   Director                      1999

Michael J. McDevitt .....................   55   Director                      2002

Joseph D. Calderone .....................   55   Director                      2003

Under the by-laws, the directors are to serve for a period of one year and until the due election and qualification of their respective successors.

         BRADLEY T. MACDONALD became Chairman of the Board and Chief Executive Officer of Medifast, Inc. on January 28, 1998. Prior to joining the Company, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. Mr. MacDonald was previously employed by the Company as its Chief Executive Officer from September 1996 to August 1997. From 1991 through 1994, Colonel MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food, Hospitality and Recreation Businesses for the United States Marine Corps. Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonneau Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of MacDonald and Associates, which had major financial interests in a retail drug, consumer candy, and pilot sunglass companies. Mr. MacDonald was national president of the Marine Corps Reserve Officers Association and retired from the United States Marine Corps Reserve as a Colonel in 1997, after 27 years of service. He has been appointed to the Defense Advisory Board for Employer Support of the Guard and Reserve (ESGR). Mr. MacDonald serves on the Board of Directors of the Wireless Accessories Group (OTCBB: WIRX). He is also on the Board of Directors of the Marine Corps Reserve Toys for Tots Foundation and is a Foundation Trustee of the Marine Reserve Association.

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

         SCOTT ZION is a Director and also Corporate Secretary for Medifast, Inc. He received a Bachelor of Arts Degree from Denison University, Granville, Ohio. Mr. Zion is currently a principal in Resources Development, Inc. a health care consulting company in Napa, California. Prior to forming Resources Development, he was Senior Vice President of Sales and Marketing for Santen, Inc. an ophthalmic pharmaceutical company. Before Santen, he was Senior Vice President and General Manager for Akorn, Inc., an ophthalmic manufacturing and distribution company. Pilkington Barnes Hind, a worldwide contact lens company, as Head of North American Sales and Marketing, also employed him. Prior to that, he spent 20 years with the Mead Johnson Nutritional Division of Bristol Myers Squibb in various positions of increasing responsibility in sales management. He has extensive experience in nutritional products particularly in the areas of sales and marketing.

         MICHAEL J. MCDEVITT, a Director, is a retired Senior Executive and Senior Security Manager with the Federal Bureau of Investigation (FBI). He is recognized nationally as a leading authority in the U.S. Government (USG) on physical security and technical countermeasures. Mr. McDevitt developed and managed highly successful technical security programs through a succession of leadership posts, culminating in a Senior Executive Services (SES) position in the Investigative Technology Branch, FBI Laboratory Division. He managed nearly two hundred Special Agent's and engineering support staff spanning a broad spectrum of technical security programs, as well as an annual budget exceeding $200 million. Senior government personnel regard him as a leading expert on technology applied to physical security and has played a leading role in developing critical partnerships with industry as well as coupling technical capabilities with operational requirements.

         MARY T. TRAVIS, a Director, is currently employed with Sunset Mortgage Company, L.P. in Pennsylvania as the Senior Vice President of wholesale operations and was formerly the Vice President of operations for the Financial Mortgage Corporation. Mrs. Travis is an expert in mortgage banking with over 31 years of diversified experience. She is an approved instructor of the Mortgage Bankers Association Accredited School of Mortgage Banking and is a Delegate and 2nd Vice president of the Mortgage Bankers Association of Greater Philadelphia. She is the key financial executive on the Company's Audit Committee providing oversight of the Company's external auditors.

         REVEREND JOSEPH D. CALDERONE, O.S.A., was named a director of Medifast in November 2003. Rev. Calderone is the Associate Director of Campus Ministry at Villanova University. He formerly spent over eight years with the Loyola University Medical Center as the hospital Chaplain and taught multiple courses including Introduction to the Practice of Medicine and Business Ethics. Rev. Calderone is currently a Captain in the US Navy Reserves and serves as the Wing Chaplain for the 4th Marine Aircraft Wing. He has spent over 25 years in the medical related field and plans to assist the Company with future growth plans involving development of clinical affairs and diabetic nutrition initiatives.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth information as to the compensation of the Chief Executive Officer of the Company and each other executive officer that received compensation in excess of $100,000 for 2003, 2002, and 2001.



Annual Compensation
-------------------
                                                             Value of Common/
                                      Salary      Bonus      Preferred Stock Issued     Option       Other Annual
Name                          Year    ($)         ($)        in Lieu of Cash            Awards       Compensation
----                          ----    ---         ---        ---------------            ------       ------------
Bradley T. MacDonald          2003    225,000     112,000    0                          0            0
  Chairman of the Board       2002    145,000     75,000                 0              100,000(1)   0
  & CEO                       2001    135,371     (0)        $20,000 (2)                0            0


-------------
(1) The Board of Directors reinstated 100,000 options at $1.50 per share granted in 1997 and not exercised. Mr. MacDonald exercised those options in December 2002 per the Board's direction.
(2) Mr. MacDonald was issued 20,000 shares of restricted Series "C" Preferred Convertible Stock as part of compensation related to restructuring and raising new capital.

STOCK OPTIONS

         The Company's 1993 Employee Stock Option Plan (the "Plan"), as amended in July 1995, December 1997, June 2002, and again in July 2003 authorizes the issuance of options for 1,250,000 shares of Common Stock. The Plan authorizes the Board of Directors or the Compensation Committee appointed by the Board to grant incentive stock options and non-incentive stock options to officers, key employees, directors, and independent consultants, with directors who are not employees and consultants eligible only to receive non-incentive stock options. Employee stock options are vested over 2 years.

         * The following tables set forth pertinent information as of December 31, 2003 with respect to options granted under the Plan since the inception of the Plan to the persons set forth under the Summary Compensation Table, all current executive officers as a group and all current Directors who are not executive officers as a group of the Company. In addition, a chart listing option holders, grants made in FY 2003, and a list of aggregated options and the value of these options, is provided.



                                                         ALL CURRENT                ALL CURRENT
                                                          EXECUTIVE                 INDEPENDENT
                                     BRADLEY T.            OFFICERS                  DIRECTORS
                                     MACDONALD (1)        AS A GROUP                 AS A GROUP
                                     -------------     ----------------            --------------
Options granted ..................      215,000                92,500                 110,000
Average exercise price                 $   0.86            $     0.67              $     1.07
Options exercised ................      215,000                76,665                 100,000
Average exercise  price ..........     $   0.86            $     0.53              $     0.70
Shares sold ......................           *                     *                    *
Options unexercised as of 12/31/03           0                 15,835                  10,000

                                                                    Approximate 5 YR                              Value of
                                            FY 03 Grants @         Potential Realizable       Unexercised        Unexercised
                                          Price  & Expiration       Value at 10% Annual         Options            Options
                                             Month/Year             Stock Appreciation       as of 12/31/03     as of 12/31/03
Current Executive Officers and Directors   12,500@$4.80  2008                                    12,500           $116,250
Employees                                  69,333@$8.71  2008                                    46,669            258,260
Consultants                                81,667@$2.23  2008                                     4,445             41,339
                                                                                                 ------             ------
                                                                                                 63,614*          $415,849

*Vested options granted are below.  1,250,000 authorized.

 NUTRACEUTICAL GROUP INDUSTRY COMPARISON OF STOCK PRICES

                                                                December 31, 2003      December 31, 2002        $          %
Company                                                            Stock Price           Stock Price          Change    Change
-------                                                         -----------------      -----------------      ------    ------

Medifast (MED) ................................                 $           14.10      $            5.32       8.78     165.0%
Natural Alternatives International, Inc. (NAII)                              6.40                   3.98       2.42      60.8%
Weider Nutrition (WNI) ........................                              4.45                   1.45       3.00     206.9%
Pure World, Inc (PURW) ........................                              2.51                    .51       2.00    (392.1)%
Twinlab Corporation (TWLB) ....................                              0.02                    .10      (0.08)    (80.0)%
Natures Sunshine Products, Inc. (NATR) ........                              8.42                   9.71      (1.29)    (13.3)%

                                                                December 31, 2003      December 31, 2002        $          %
Company                                                            Stock Price           Stock Price          Change    Change
-------                                                         -----------------      -----------------      ------    ------

Medifast (MED) ................................                 $           14.10      $             .22      13.88    6309.1%
Natural Alternatives International, Inc. (NAII)                              6.40                   3.25       3.15      96.9%
Weider Nutrition (WNI) ........................                              4.45                   3.69        .76      20.6%
Pure World, Inc (PURW) ........................                              2.51                   3.12      (0.61)    (19.6)%
Twinlab Corporation (TWLB) ....................                              0.02                   7.94      (7.92)    (99.7)%
Natures Sunshine Products, Inc. (NATR) ........                              8.42                   8.00       0.42       5.3%

PHARMACEUTICAL GROUP INDUSTRY COMPARISON OF STOCK PRICES

                                                                December 31, 2003      December 31, 2002        $          %
Company                                                            Stock Price           Stock Price          Change    Change
-------                                                         -----------------      -----------------      ------    ------
Medifast (MED) ................................                 $           14.10       $            5.32      8.78     165.0%
Abbott Labs (ABT) .............................                             46.34                   40.00      6.34      15.9%
Unilever (UL) .................................                             37.60                   38.25     (0.65)     (1.7)%
Novartis (NVS) ................................                             45.89                   36.73      9.16      24.9%
Bristol Myers Squibb (BMY) ....................                             28.60                   23.15      5.45      23.5%

 INDEX COMPARISON

$100 invested in 1999 would return:

                                                                                1999                   2003
                                                                                ----                -------
Nutraceutical Group Index .....................................                 $100                $  1052
Medifast ......................................................                 $100                $ 6,309
S&P 500 .......................................................                 $100                $    90

         Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

COMPENSATION OF DIRECTORS

         The Company is authorized to pay a fee of $300 for each meeting attended by its Directors who are not executive officers. It reimburses those who are not employees of the Company for their expenses incurred in attending meetings. Independent Directors claimed $2,459 in Director's fees and/or expenses in 2003. See "Executive Compensation - Stock Options" for stock options granted under the 1993 Plan to the Directors. The Company authorized stock options under rule 144 of 2,500 shares at $4.80 to all non-executive members of the board of directors, which includes Michael J. McDevitt, Michael C. MacDonald, Scott Zion, Mary Travis and Rev. Donald Reilly.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information with respect to the beneficial ownership of shares of Common Stock or voting Preferred Stock as of December 31, 2003 of the Chief Executive Officer, each Director, each nominee for Director, each current executive officer named in the Summary Compensation Table under "Executive Compensation" and all executive officers and Directors as a group. The number of shares beneficially owned is determined under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other person. Under such rules, "beneficial ownership" includes shares as to which the undersigned has sole or shared voting power or investment power and shares, which the undersigned has the right to acquire within 60 days of March 15, 2003 through the exercise of any stock option or other right. Unless otherwise indicated, the named person has sole investment and voting power with respect to the shares set forth in the table.



                                                       NUMBER              % OF
NAME AND ADDRESS*                                     OF SHARES          OUTSTANDING
-----------------                                   -------------        -----------
Bradley T. MacDonald ......................         1,309,873 (1)           12.5%
Donald F. Reilly ..........................            65,452 (2)           0.62%
Michael C. MacDonald ......................            38,354 (2)           0.37%
Scott Zion ................................           182,500 (2)           1.74%
Mary Travis ...............................             5,340 (2)           0.05%
Michael J. McDevitt .......................            13,900 (2)           0.13

Executive Officers and Directors as a group
    (8 persons) ...........................         1,615,419              15.41%

*The address is c/o Medifast, Inc., 11445 Cronhill Drive, Owings Mills, Maryland 21117

(1) Mr. MacDonald beneficially owns 1,129,873 shares of common stock and 90,000 shares of voting Series "C" Preferred Convertible Stock. Mrs. Shirley D. MacDonald and Ms. Margaret E. MacDonald, wife and daughter of Mr. MacDonald, individually or jointly own 492,625 shares of stock.
(2) Certain Independent directors were issued a total of 3,500 shares of common stock and 12,500 options to buy common stock at $4.80, as compensation for their participation as Board Members in 2003.

RECENT DEVELOPMENTS

         On March 5, 2004 the Company entered into a joint venture agreement with XL Health, Inc., one of the leading diabetic management companies in the United States. Medifast, Inc.'s Medifast Plus for Diabetics line will be the exclusive nutritional product for XL Health's CMS Medicare Demonstration Project. The pilot project will use Medifast Plus for Diabetics as the exclusive nutritional intervention program to prove the cost effectiveness of disease management programs for Medicare beneficiaries. As part of the joint venture Mercantile Safe Deposit and Trust Company became the Lender to XL Health for a revolving loan with a maximum principal amount of $1 Million. Medifast, Inc. guaranteed the payment on behalf of XL Health, and therefore has become the Guarantor of the Loan to Mercantile Safe Deposit and Trust.

         Medifast, Inc. intends to increase the number of licensed and corporately owned clinics to over 125 nationwide by year-end in 2004. The Company has acquired over 30 additional Hi-Energy licensed Weight Control Centers since December 31, 2003. With of over 100 Weight and Disease Control clinics to date, Medifast, Inc. has become one of the six largest Weight Control Clinic licensors and operators in the United States.

         PART IV

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

*** Filed as an exhibit to 10KSB, dated April 15, 1999 of the Company, file No. 000-23016.

     (b) Reports on Form 8-K

June 11, 2003, to report acquisition of Consumer Choice Systems, Inc.

July 25, 2003, to report the selling of 550,000 shares of common stock and warrants to purchase 82,500 shares of common stock in a "PIPE Transaction."

July 31, 2003 to report shareholder meeting on July 25, 2003.

September 15, 2003 to report the purchase of the Ridgely, MD distribution facility.

November 7, 2003 to report the asset purchases of Hi-Energy Weight Control Centers.

November 21, 2003 to report the election of Joseph D. Calderone to the Board of Directors.

December 10, 2003 to report that Wooden & Benson, Chartered would no longer serve as auditor to the Company and that Bagell, Josephs & Company would become the Company's new auditor.

December 12, 2003 to report the Company had increased 2004 guidance.

                       MEDIFAST, INC. AND ITS SUBSIDIARIES

                                    CONTENTS


CONSOLIDATED FINANCIAL STATEMENTS                                         PAGE
   Independent auditors' report for the year ended
     December 31, 2003................................................... F-2
   Independent auditors' report for the year ended
     December 31, 2002................................................... F-3
   Balance sheet as of December 31, 2003 ................................ F-4
   Statements of income for the years ended
     December 31, 2003 and 2002 ......................................... F-5
   Statements of changes in stockholders' equity and
     Comprehensive loss for the years ended
     December 31, 2003 and 2002 ......................................... F-6
   Statements of cash flows for the years ended
     December 31, 2003 and 2002 ......................................... F-7
   Notes to financial statements ........................................ F-9

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Medifast, Inc.
Owings Mills, Maryland


We have audited the consolidated balance sheet of Medifast, Inc. and its subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity and comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medifast, Inc. and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Bagell, Josephs & Company, LLC

Gibbsboro, New Jersey
March 10, 2004

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Medifast, Inc.
Owings Mills, Maryland

We have audited the accompanying consolidated statements of income, changes in stockholders' equity and cash flows of Medifast, Inc. and subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Medifast, Inc. and subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




                                         Wooden & Benson



Baltimore, Maryland
March 4, 2003

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003

ASSETS
Current assets:
   Cash                                                                      $  2,524,000
   Accounts receivable - net of allowance for doubtful accounts of $55,000        641,000
   Inventory                                                                    2,988,000
   Investment securities                                                        3,983,000
   Deferred compensation                                                          321,000
   Prepaid expenses and other current assets                                      936,000
   Deferred tax asset                                                             596,000
                                                                             ------------
      Total current assets                                                     11,989,000

Property, plant and equipment - net                                             7,449,000
Trademarks and intangibles                                                      4,419,000
Other assets                                                                      375,000
                                                                             ------------
       Total assets
                                                                             $ 24,232,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued
expenses                                                                        1,714,000
   Dividends payable                                                               58,000
   Line of credit                                                                  55,000
   Current maturities of long term debt                                           764,000
                                                                             ------------
      Total current liabilities                                                 2,591,000

   Long term debt, net of current portion                                       4,564,000
                                                                             ------------
      Total liabilities                                                         7,155,000

Stockholders' Equity:
   Series B convertible preferred stock; par value $1.00;
       600,000 shares authorized; 403,734 shares issued and outstanding           404,000
   Series C convertible preferred stock; par value $0.001
        market value $1.00; 1,015,000 shares authorized;
        267,000 shares issued and outstanding                                     267,000
   Common stock; par value $.001 per share; 15,000,000 shares authorized;
       10,482,609 shares issued and outstanding                                    10,000
   Additional paid-in capital                                                  20,120,000
   Accumulated comprehensive loss                                                 (25,000)
   Accumulated deficit                                                         (3,016,000)
                                                                             ------------
                                                                               17,760,000
Less: cost of 83,863 shares of common stock in treasury                          (683,000)
                                                                             ------------
                                                                               17,077,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 24,232,000
                                                                             ============

See notes to consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                              YEARS ENDED DECEMBER 31,
                                                                          ------------------------------
                                                                               2003             2002
                                                                          ------------      ------------
     Net sales                                                            $ 25,379,000      $ 12,345,000
     Cost of sales                                                           6,825,000         3,687,000
                                                                          ------------      ------------
     Gross profit                                                           18,554,000         8,658,000
     Selling, general and administrative expenses                           14,956,000         6,906,000
                                                                          ------------      ------------
     Income from continuing operations before other income (expenses)        3,598,000         1,752,000
                                                                          ------------      ------------
     Other income (expenses):
        Interest and other financing expense, net                             (150,000)         (101,000)
        Other income                                                           110,000            47,000
                                                                          ------------      ------------
                                                                               (40,000)          (54,000)
                                                                          ------------      ------------
     Net income before (provision) benefit for income taxes                  3,558,000         1,698,000
     Provision for income tax benefit (expense)                             (1,148,000)          925,000
                                                                          ------------      ------------
     Net income                                                              2,410,000         2,623,000
                                                                          ------------      ------------
     Less:
       Preferred stock dividend requirement                                     58,000           218,000
                                                                          ------------      ------------
     Net income attributable to common stockholders                       $  2,352,000      $  2,405,000
                                                                          ============      ============



Basic earnings per share                                                  $       0.25      $       0.36

Diluted earnings per share                                                $       0.22      $       0.30

Weighted average shares outstanding      - basic                             9,305,731         6,722,505
                                                                          ============      ============
                                         - diluted                          10,952,367         8,737,292
                                                                          ============      ============

See notes to consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
 LOSS

                                                                   SERIES B                  SERIES C
                                                                   --------                  --------
                                                               PREFERRED STOCK           PREFERRED STOCK
                                                               ---------------           ---------------
                                                                            STATED                   STATED
                                                               NUMBER        VALUE       NUMBER       VALUE
                                                              OF SHARES     AMOUNT     OF SHARES     AMOUNT
                                                              ---------     ------     ---------     ------
     Balance, December 31, 2001                                552,757     $553,000     849,000     $849,000

     Common Stock Issued
     to Employees, directors
     consultants & contractors

     Options exercised to
     Common Stock

     Warrants Converted to
     Common Stock

     Preferred Converted to
     Common Stock                                              -31,467      -32,000     -30,000      -30,000

     Dividends on Preferred Stock

     Preferred Stock issued for cash                           102,000      102,000

     Preferred Stock issued to employees and consultants        64,000       64,000

     Options granted to non-employees

     Purchase of Treasury Shares

     Dividend resulting from beneficial conversion feature

     Net Income
                                                              --------     --------     --------    --------

     Balance, December 31, 2002                                521,290      521,000      985,000     985,000

     Preferred converted to Common Stock                       -117,556    -117,000     -718,000    -718,000

     Options exercised to Common Stock
     Warrants converted to Common Stock

     Common Stock issued to Directors, Consultants and acquisitions

     Common Stock issued for Series "C" Dividend

     Dividend paid in stock

     Net Income
                                                              --------     --------     --------    --------
     Balance, December 31, 2003                                403,734     $404,000      267,000    $267,000
                                                              ========     ========     ========    ========


                                                                                        COMMON STOCK
                                                            -----------------------------------------------------------------
                                                                                PAR VALUE         ADDITIONAL    ACCUMULATED
                                                                   NUMBER        $0.001             PAID-IN    COMPREHENSIVE
                                                                 OF SHARES       AMOUNT            CAPITAL         LOSS
                                                                 ---------      ---------         ----------   -------------
     Balance, December 31, 2001
     Common Stock Issued                                         6,564,531     $     7,000     $  8,915,000
     to Employees, directors
     consultants & contractors

     Options exercised to                                          170,000         218,000

     Common Stock

     Warrants Converted to                                         222,664         189,000
     Common Stock

     Preferred Converted to                                        106,060          35,000

     Common Stock

     Dividends on Preferred Stock                                  141,438          62,000

     Preferred Stock issued for cash

     Preferred Stock issued to employees and consultants

     Options granted to non-employees

     Purchase of Treasury Shares                                    69,000

     Dividend resulting from beneficial conversion feature

     Net Income                                                    125,000
                                                                ----------          -------      ----------     ----------
     Balance, December 31, 2002

     Preferred converted to Common Stock                         7,204,693           7,000        9,613,000             0

     Options exercised to Common Stock                           1,671,108           2,000          833,000

     Warrants converted to Common Stock                            615,714         590,000

     Common Stock issued to Directors, Consultants and             288,724         350,000
     acquisitions

     Common Stock issued for Series "C" Dividend                   665,970           1,000        8,717,000

     Dividend paid in stock                                         36,400          18,000

     Net Income
                                                                ----------     ------------    ------------     ----------
     Balance, December 31, 2003                                                                                   -25,000
                                                                10,482,609     $    10,000     $ 20,120,000      ($25,000)
                                                                ==========     ============    ============     ==========


                                                                                      COMMON STOCK
                                                                --------------------------------------------------
                                                                   ACCUMULATED                         TREASURY
                                                                     DEFICIT            TOTAL            STOCK
    Balance, December 31, 2001                                     -----------         -------         ---------
    Common Stock Issued
    to Employees, directors
    consultants & contractors                                   ($ 7,786,000)     $  2,538,000      $         0

    Options exercised to
    Common Stock                                                    218,000

    Warrants Converted to
    Common Stock                                                    189,000                           -165,000

    Preferred Converted to
    Common Stock                                                     35,000

    Dividends on Preferred Stock

    Preferred Stock issued for cash

    Preferred Stock issued to employees and consultants                               -93,000          -93,000

    Options granted to non-employees                                102,000

    Purchase of Treasury Shares                                      64,000

    Dividend resulting from beneficial conversion feature            69,000

    Net Income                                                                                          -2,000
                                                                -----------      ------------       ----------
    Balance, December 31, 2002                                                                        -125,000

    Preferred converted to Common Stock                           2,623,000         2,623,000

    Options exercised to Common Stock                            -5,381,000         5,745,000         -167,000

    Warrants converted to Common Stock

    Common Stock issued to Directors, Consultants and               590,000                           -516,000
    acquisitions

    Common Stock issued for Series "C" Dividend                     350,000

    Dividend paid in stock                                        8,717,000

    Net Income                                                       18,000

    Balance, December 31, 2003                                      -45,000          -45,000
                                                                                    2,410,000        2,385,000
                                                                -----------      ------------       ----------
                                                               ($ 3,016,000)     $ 17,760,000      ($  683,000)
                                                                ===========      ============       ==========


See notes to consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEARS ENDED DECEMBER 31,
                                                                                              --------------------------
                                                                                                2003              2002
                                                                                                ----              ----
     Cash flows from operating activities:
        Net income ....................................................................     $ 2,410,000      $ 2,623,000
        Adjustments to reconcile net income (loss) to net cash
             provided by (used in) operating activities from
             continuing operations:
             Depreciation and amortization ............................................         677,000          321,000
             Realized gain on investment securities ...................................          (1,000)              --
             Common stock issued for services .........................................         207,000           95,000
             Series "C" Preferred issued for services .................................              --           24,000
             Deferred income tax expense (benefit) ....................................       1,138,000
     (925,000) Changes in:
                Accounts receivable ...................................................        (357,000)          (1,000)
                Inventory .............................................................      (1,729,000)        (619,000)
                Prepaid expenses and other current assets .............................        (735,000)        (173,000)
            Deferred compensation .....................................................        (350,000)              --
                Other assets ..........................................................              --          199,000
                Accounts payable and accrued expenses .................................         488,000          912,000
                                                                                            -----------      -----------
                   Net cash provided by operating activities ..........................       1,748,000        2,456,000
                                                                                            -----------      -----------
     CASH FLOWS FROM INVESTING ACTIVITIES:
        Maturities of certificates of deposit .........................................         418,000          319,000
        Investment in certificates of deposit .........................................              --         (409,000)
        Purchase of investment securities .............................................      (3,982,000)              --
        Proceeds from sale of property and equipment ..................................              --            4,000
        Purchase of building ..........................................................      (1,980,000)      (3,451,000)
        Purchase of intangible assets .................................................      (2,128,000)        (505,000)
        Purchase of property and equipment ............................................      (1,353,000)        (526,000)
                                                                                            -----------      -----------
                   Net cash (used in) investing activities ............................      (9,025,000)      (4,568,000)
                                                                                            -----------      -----------
     CASH FLOWS FROM FINANCING ACTIVITIES:
        Redemption of Series A preferred stock ........................................        (150,000)
        Issuance of Common stock ......................................................       6,722,000           59,000
        Issuance of Series C convertible preferred stock ..............................              --          102,000
        Repayment of capital lease obligations ........................................              --          (23,000)
        Increase (decrease) in credit line (net) ......................................         (36,000)          91,000
        Principal repayments of long-term debt ........................................        (346,000)        (374,000)
        Proceeds from long-term debt ..................................................       2,669,000        3,070,000
        Dividends paid on preferred stock .............................................         (45,000)         (94,000)
        Purchase of treasury shares ...................................................              --           (2,000)
                                                                                            -----------      -----------
                   Net cash provided by financing activities ..........................       8,964,000        2,679,000
                                                                                            -----------      -----------

     NET INCREASE IN CASH AND
         CASH EQUIVALENTS .............................................................       1,687,000          567,000
     Cash and cash equivalents - beginning of the year ................................         837,000          270,000
                                                                                            -----------      -----------

     CASH AND CASH EQUIVALENTS -
         END OF THE YEAR ..............................................................     $ 2,524,000      $   837,000
                                                                                            ===========      ===========

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Interest paid .................................................................     $   154,000      $    90,000
        Taxes paid ....................................................................              $-               $-
See notes to consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                            --------------------------
                                                                                              2003              2002
                                                                                              ----              ----
     SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
        AND FINANCING ACTIVITIES:
        Common stock issued for services .............................................    $   207,000      $    95,000
        Conversion of preferred stock B and C to common stock.........................        835,000           20,000
        Common stock for intangibles and fixed assets ................................      1,949,000               --
        Preferred stock dividends ....................................................         18,000               --
        Options issued to non-employees ..............................................             --           69,000
        Warrants issued to preferred stockholders ....................................             --           71,000

See notes to consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

                               NOTE A - BUSINESS

         The year of 2003 was one of phenomenal growth for Medifast, Inc. (the "Company"). The growth accomplished by the Company throughout 2003 is particularly apparent in the categories such as revenue and pre-tax profit, both of which were up over 100% from the year-end December 31, 2002. However it is also necessary to place an emphasis on the growth of particular infrastructure components, such as the production, order taking and shipping capabilities, that are the operating platforms which will allow the continuance of these growth rates in the coming years. The major operations responsible for this growth are conducted throughout the five wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Take Shape for Life, Inc., ("TSFL") Jason Enterprises, Inc., Jason Properties, LLC, and Seven Crondall, LLC.

         The Company is engaged in the manufacturing and distribution of Medifast(R) and Hi-Energy(R) branded and private label weight and disease management products. These products are sold through various channels of distribution, to include medical professionals, weight loss clinics, direct consumer marketing supported via the phone and the web, supported by licensed, qualified medical practitioners including qualified health advisors. The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.

         During the year of 2003 the Company significantly improved its financial outlook. The major factors for this improvement were related to the the increased revenues and profits generated throughout the year, the acquisition of assets, and theraising of more than $6.8 million dollars through a Private Placement initiated through the Company's financial advisor and placement agent, Merrill Lynch & Company, Inc. The raising of capital provided the necessary funds to allow the Company to move forward with multiple strategies that will be the main drivers for the future revenue growth. These strategies include, but are not limited to the Company's advertising initiatives, featuring television, print and radio, expansion of their Corporate Weight and Disease Management Clinics and the dynamic growth of the Take Shape For Life health network. The capital also allowed the Company to move forward in building an internal infrastructure that will parallel the substantial growth in revenues that are expected to occur during the next five years. The following financial transactions, which occurred throughout 2003, assisted in providing the financial platform as well as the necessary infrastructure to allow the Company to execute its plan for exponential and profitable growth in 2004 and beyond.

         On June 11, 2003 Medifast, Inc.'s wholly owned subsidiary Jason Enterprises, Inc. completed the acquisition of the assets of Consumer Choice Systems, Inc. ("CCS"). CCS is a retail distribution company focusing on high quality, innovative products for women, marketed under the Woman's Wellbeing brand. CCS products are currently distributed in over 18,000 retail outlets nationwide. The CCS business is supported by a website and toll-free customer service line where customers can inquire about product information and retail availability.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE A - BUSINESS (CONTINUED)

         On July 25, 2003, the Company announced it had sold an aggregate of 550,000 shares of common stock and warrants to purchase 82,500 shares of common stock (the "PIPE Shares") to Mainfield Enterprises, Inc. and Portside Growth & Opportunity Fund. The shares of common stock were sold for a cash consideration of $12.40 per share, or a total of $6,820,000, and the warrants, exercisable for a period of five years from the date of issuance, at an exercise price of $16.78, that being equal to one hundred fifteen percent (115%) of the five-day volume weighted average price (the "PIPE Transaction"), all pursuant to the terms of that certain Securities Purchase Agreement by and between the Company and Mainfield Enterprises, Inc. and Portside Growth & Opportunity Fund dated as of July 24, 2003 (the "Securities Purchase Agreement").

         On August 4, 2003 Medifast, Inc.'s wholly owned subsidiary Jason Enterprises, Inc established a Revolving Line of Credit with Wachovia Bank, National Association of $1 million. The Line of Credit is at Libor plus 2.5%. The Line of Credit will be used to finance foreign exchange needs related to the Company's overseas requirements.

         On September 12, 2003 Medifast, Inc.'s wholly-owned subsidiary Seven Crondall Associates, LLC purchased a 119,825 sq. foot distribution facility from New Roads, Inc. for $2.6 million. The "state of the art" distribution facility, located on the Maryland eastern shore, has given the Company the capability to distribute over $200 million of Medifast product sales per year. The Company financed $1.76 million through Merrill Lynch Capital at the 30 day LIBOR interest rate plus 220 basis points over seven years.

         On November 7, 2003 Medifast, Inc.'s wholly-owned subsidiary Jason Properties, LLC purchased the assets of Hi-Energy Weight Control Centers, a national company specializing in weight management programs, with weight loss centers in over 50 locations. Hi-Energy centers offer a competitive marketing edge through a regional advertising program, exclusive territories and marketing support.

         On November 7, 2003 Medifast, Inc.'s wholly owned subsidiary Jason Pharmaceuticals, Inc. increased its Secured Line of Credit with Mercantile Safe Deposit and Trust of Baltimore, Maryland from $1 million to $5 million. The Line of Credit is at Libor plus two percent. The increased Line of Credit will be used to finance capital requirements incurred while building equipment, inventory and receivables as its business is expected to expand and grow in 2004.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

[2]  CASH AND CASH EQUIVALENTS:

         For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2003, the Company had invested in four $100,000 certificates of deposit, which are considered cash equivalents. The Company also invested $465,000 in miscellaneous investments through Merrill Lynch. These investments are considered cash equivalents due to terms of maturity.

[3]  INVENTORY:

         Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs.

[4]  ADVERTISING:

         Advertising costs such as preparation, layout, design and production of advertising are deferred. They are expensed when the advertisement is first used, except for the costs of executory contracts, which are amortized as performance under the contract is received. Advertising costs so deferred were $295,000 at December 31, 2003. Advertising expense for the years ended December 31, 2003 and 2002 amounted to $2,233,000 and $1,214,000, respectively.

[5]  PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

         Building and building improvements       39 years
         Equipment and fixtures                   3 - 15 years
         Vehicles                                 5 years

      The carrying amount of all long-lived assets is evaluated periodically to determine whether adjustment to the useful life or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected undiscounted cash flows of the operations in which the long-lived assets are used.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

[8]  REVENUE:

         Revenue from sales is recognized when the product is shipped to customers or purchased by wholesale customers.

[9]  ESTIMATES:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

[10] FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amounts reported in the consolidated balance sheet for cash, certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of the financial instruments.

         The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

[11] CONCENTRATION OF CREDIT RISK:

         Financial instruments that potentially subject the Company to credit risk consist of cash, certificates of deposit, investment securities and trade receivables. Cash, certificates of deposit and investment securities at December 31, 2003 include amounts deposited with multiple financial institutions that exceed the federal insurance coverage by $3,862,000. The Company markets its products primarily to medical professionals, clinics, and Internet medical sales and has no substantial concentrations of credit risk in its trade receivables.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

         In November 1997, June 2002 and July 2003, the Company amended the Plan by increasing the number of shares of the Company's common stock subject to the Plan by an aggregate of 200,000 shares, 300,000 shares and 250,000 shares respectively.

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

         If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

                                                            Year Ended December 31,
                                                            -----------------------
                                                              2003             2002
                                                              ----             ----
     Net income:
       As reported                                      $   2,410,000      $   2,623,000
       Total stock-based employee compensation
          expense determined under fair value based
          method for all awards, net of related tax          (403,000)           (95,000)
                                                        -------------      -------------
     effects                                            $   2,007,000      $   2,528,000
        Pro forma Net income per share:
        As reported:
           Basic                                        $        0.25      $        0.36
           Diluted                                      $        0.22      $        0.30
        Pro forma:
           Basic                                        $        0.21      $        0.34
           Diluted                                      $        0.18      $        0.29

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[12] STOCK-BASED COMPENSATION: (CONTINUED)

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

         For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                 2003        2002
                                                 ----        ----
     Dividend yield ......................       0.0%        0.0%
     Expected volatility .................      0.40         0.40
     Risk-free interest rate .............   3.00%-3.50   3.00%-5.00%
     Expected life in years ..............       1-5          1-5

         The weighted average fair value at date of grant for options granted during the years 2003 and 2002 were $5.32 and $0.36, respectively, using the above assumptions.

         The following summarizes the stock option activity for the years ended December 31:

                                                                     2003                          2002
                                                                     ----                          ----
                                                                          WEIGHTED                       WEIGHTED
                                                                           AVERAGE                       AVERAGE
                                                                          EXERCISE                       EXERCISE
                                                            SHARES          PRICE         SHARES          PRICE
                                                            ------        --------        ------         --------
       Outstanding at beginning of year                      891,669          $0.69        706,000          $0.36
       Options granted                                       163,500           5.32        340,000           1.14
       Options reinstated                                          -           0.00        100,000           1.50
       Options exercised                                    (615,714)          1.16       (222,664)          0.85
       Options forfeited or expired                                -           0.00        (31,667)          0.26
                                                         ------------                      -------

       Outstanding at end of year                            439,455           1.76        891,669           0.69
                                                             =======                       =======

       Options exercisable at year end                       302,668           0.76        714,994           0.64
                                                             =======                       =======

       Options available for grant at end of year            810,545                       108,331
                                                             =======                       =======

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[12] STOCK-BASED COMPENSATION: (CONTINUED)

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

                        Options Outstanding                         Options
                        -------------------                       Exercisable
                                      Weighted                    -----------
                                       Average
                                     Contractual     Weighted                      Weighted
  Range of                              Life         Average                       Average
  Exercise            Number          Remaining      Exercise        Number        Exercise
   Prices           Outstanding      (in Years)       Price       Exercisable       Price
   ------           -----------      ----------       -----       -----------       -----
  $ 0.25                   165,000       1.3         $ 0.25             165,000    $ 0.25
  $ 0.32                    16,670       2.7         $ 0.32              10,000    $ 0.32
  $ 0.50                   100,000       1.9         $ 0.50             100,000    $ 0.50
  $ 0.65                    25,001       3.6         $ 0.65                   -    $ 0.65
  $ 0.80                    20,001       3.5         $ 0.80               1,667    $ 0.80
  $ 0.86                     6,667       3.5         $ 0.86               3,333    $ 0.86
  $ 1.23                     6,668       3.7         $ 1.23                   -    $ 1.23
  $ 1.26                    16,667       3.7         $ 1.26                   -    $ 1.26
  $ 1.60                     8,334       3.8         $ 1.60                   -    $ 1.60
  $ 4.80                    35,779       4.3         $ 4.80              19,332    $ 4.80
  $ 8.26                     2,000       4.4         $ 8.26                   -    $ 8.26
  $11.12                    16,668       4.4         $11.12                   -    $11.12
  $11.15                    20,000       4.5         $11.15               3,333    $11.15
                 ------------------                              ---------------

                           439,455       2.5          $1.71             302,665     $0.76
                           =======                                      =======


[13] SEGMENT INFORMATION

         In 2003 and 2002, the Company's international joint venture arrangements for distribution of goods in the Asian market were responsible for the revenue recognition of approximately $2,000,000 and $233,000, respectively.
         In 2003, the Company's retail distribution through the division of Consumer Choice Systems recognized revenue of $730,000.
MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[14] RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the consolidated financial statements. This statement has been considered in the preparation of the consolidated financial statements.

         On July 20, 2000, the Emerging Issues Task Force issued EITF 00-14 "Accounting For Certain Sales Incentives" which establishes accounting and reporting requirements for sales incentives such as discounts, coupons, rebates and free products or services. Generally, reductions in or refunds of a selling price should be classified as a reduction in revenue. For SEC registrants, the implementation date is the beginning of the fourth quarter after the registrant's fiscal year end December 15, 1999. EITF 00-14 has been considered in the preparation of the consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective during the first quarter of fiscal year 2001. SAB 101 has been considered in the preparation of the consolidated financial statements.


         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees", but has adopted the enhanced disclosure requirements of SFAS 148.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

[15] INVESTMENTS

         In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities are classified into three categories: held-to-maturity, available-for-sale and trading. The Company's investments consist of debt and equity securities classified as available-for-sale securities. Accordingly, they are carried at fair value in accordance with SFAS No. 115. Further, SFAS No. 115 the unrealized holding gains and losses for available-for-sales securities are excluded from earnings and reported, net of deferred income taxes, as a separate component of stockholders' equity, unless the loss is classified as other than a temporary decline in market value.

[16] RECLASSIFICATIONS

         Certain amounts for the year ended December 31, 2002 have been reclassified to conform with the presentation of the December 31, 2003 amounts. The reclassifications have no effect on net income for the year ended December 31, 2002.



NOTE C - INVENTORY

         Inventory consists of the following at December 31, 2003:

          Raw materials .........................     $       813,000
          Packaging..............................             694,000
          Finished goods ........................           1,481,000
                                                      ---------------
                                                           $2,988,000

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE D - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 2003 consist of the following:

          Land                                                          $565,000
          Building and building improvements                           5,937,000
          Equipment and fixtures                                       2,855,000
          Vehicle                                                         20,000
                                                                  --------------
                                                                       9,377,000
          Less accumulated depreciation and amortization               1,928,000
                                                                  --------------
          Property, plant and equipment - net                     $    7,449,000
                                                                  ==============

         Substantially all of the Company's property, plant and equipment is pledged as collateral for various loans (see Note H).

         Depreciation expense for the years ended December 31, 2003 and 2002 were $421,000 and $246,000, respectively.

NOTE E - TRADEMARKS

         On March 16, 2004, the Company anticipates approval will be issued from the U.S. Patent and Trademark Office for the patent of the Medifast Diabetic Nutrition and Weight Loss Drink Composition. The patent number is 6,706,697. Costs associated with the issuance, which consist of raw materials, salaries, and consulting fees, amounted to $331,000.

         As part of the asset purchase agreement with Consumer Choice Systems, Inc. the Company purchased intangible assets totaling $500,000. These assets consisted of the Consumer Choice Systems Customer List, and the Trademarks and Property Rights to several Consumer Choice Systems products.

         As part of the asset purchase agreement with Hi-Energy Weight Control Centers, the Company purchased intangible assets valued at $1,000,000. These assets consisted of the Hi Energy Customer List, and the Hi Energy Trademarks.

                  A summary of Trademarks and Intangibles as of December 31, 2003 is as follows:

                  Trademarks                       $     660,000
                  Customer Lists                       1,100,000
                  Other Intangibles                    2,909,000
                                                   -------------
                                                       4,669,000
                  Less accumulated amortization          250,000
                                                   -------------
                  Trademarks and intangibles       $   4,419,000
                                                   =============

         Amortization expense for the years ended December 31, 2003 and 2002 were $227,000 and $23,000, respectively.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses include the following at December 31, 2003:

         Trade payables                            $    969,000
         Accrued expenses and other                     121,000
         Accrued payroll and related taxes               96,000
         Sales commissions payable                      360,000
         Deferred revenue                               168,000
                                                   ------------
               Total                               $  1,714,000
                                                   ============

NOTE G - INCOME TAXES

         At December 31, 2003, the principal components of the net deferred tax assets are as follows:

        Net operating loss carryforwards           $    290,000
        Accounts receivable                              32,000
        Inventory overhead and write downs              274,000
                                                   ------------
            Total deferred tax assets                   596,000
            Current benefit                             596,000
                                                   ------------
                                                   $          -
                                                   ============

         In 2002, it was determined that the entire net operating loss was realizable by 2004 and the valuation allowance was eliminated.

         A reconciliation of the federal statutory rate to the income tax expense is as follows:

                                                                       Year Ended
                                                                      December 31,
                                                                  2003            2002
                                                                  ----            ----
     Income tax (benefit) based on federal statutory rate      $  973,000     $   577,000
     State and local tax (benefit), net of federal benefit        175,000         111,000
     Decrease in valuation allowance                                   --      (1,613,000)
                                                               ----------     -----------
     Income tax benefit (expense)                              $1,148,000     $  (925,000)
                                                               ==========     ===========

         The Company has net operating loss carryforwards of approximately $750,000 that are available to offset future taxable income. These carryforwards expire from 2009 to 2019. The Tax Reform Act of 1986 contains provisions that limit the net operating loss carryforwards available for use should significant changes in ownership interests occur. The Company may be subject to rules related to an ownership change which may require the applications of these limitations.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE H - LONG-TERM DEBT AND LINE OF CREDIT

         Long-term debt as of December 31, 2003 consists of the following:

$2,850,000 fifteen year term loan secured by the building and land at a
     variable rate which was 3.87% at December 31, 2003                      $2,581,000
$1,760,000 ten-year reducing revolver line of credit
     rate at LIBOR plus 220 bps , which was 3.32% on December 31, 2003        1,740,000
$186,976 three-year term loan secured by 20,000 restricted common shares
     variable rate which was 7% at December 31, 2003                            151,000
$220,000 two-year term loan secured by equipment at a floating rate
    which was 6% at December 31, 2003                                            73,000
$200,000 five-year term loan secured by equipment
    fixed rate was 3% at December 31, 2003                                      172,000
$100,000 unsecured note payable at a fixed rate of 3%, discounted to an
     incremental borrowing rate of 12%                                           59,000
Note payable over 3 years secured by vehicle at a fixed rate of 12.25%            2,000
$550,000 agreement three years secured by certain assets of the Company         550,000
                                                                             ----------
                                                                              5,328,000
Less current portion                                                            764,000
                                                                             ----------
                                                                             $4,564,000
                                                                             ==========


         Future principal payments on long-term debt for the next 5 years are as follows:

            2004 ...............................     $  764,000
            2005 ...............................        585,000
            2006 ...............................        624,000
            2007 ...............................        477,000
            2008 ...............................        465,000
            Thereafter .........................      2,413,000
                                                     ----------
                                                     $5,328,000

         The Company has established a $5 Million revolving line of credit at the LIBOR rate plus 2% with Mercantile Safe Deposit and Trust Company secured by substantially all of the assets of Jason Pharmaceuticals, Inc. The outstanding balance on this line was $55,000 at December 31, 2003.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE I - EMPLOYMENT AGREEMENTS

         The CEO of Medifast, Inc., Bradley T. MacDonald, has a two-year employment agreement for an aggregate annual base salary of $225,000 with a bonus potential of 50% of base salary provided the Company makes its profit plan per the Board approved forecast. This contract has been extended to December 31, 2005. Due to the inequities of funding a retirement plan in the 401K, and in recognition of the performance responsible for the turnaround of the Company, the Board of Directors approved a Selective Executive Retirement Compensation Plan funded by the form of deferred compensation. The Deferred Compensation Plan will be funded up to $350,000 by a dollar for dollar match program, having Mr. MacDonald defer $175,000, followed by a Company match of $175,000. Mr. MacDonald exercised 100,000 options at $.25 in January 2003 and 15,000 options at $.75 in March 2003. He has no options remaining available to exercise.

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

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE K - SERIES "B" CONVERTIBLE PREFERRED STOCK

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

         Throughout the year of 2003, 117,556 shares of Series "B" Convertible Preferred Stock were converted into 235,112 shares of Common Stock. As of December 31, 2003 there were 403,734 shares of Series "B" Convertible Preferred Stock remaining.

NOTE L - SERIES "C" PREFERRED CONVERTIBLE STOCK

         In the Fall of 2001, the Company was authorized to issue 1,015,000 shares of Series "C" Preferred Convertible Stock par value (.001), market value $1.00 per share. Each share is entitled to a dividend of 10% of liquidation value $1.00 ($.10) per share and is to be converted on December 31, 2006 unless converted prior thereto. Each Holder of Preferred Series "C" Stock is entitled to one (1) vote per share in all matters in which holders of the Company's Common Stock are entitled to vote. Each share of Preferred Series "C" Stock is convertible, at the option of the holder, after one year from the issuance date into Common Stock of the Company. The conversion price will be $.50 a share. In 2002, 11,500 warrants issued at $0.35 per share were distributed proportionately to Series "C' preferred holders.

         Throughout the year of 2003, 718,000 shares of Series "C" Preferred Convertible Stock were converted into 1,436,000 shares of Common Stock. As of December 31, 2003 there were 267,000 shares of Series "C" Preferred Convertible Stock remaining.

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

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

                               NOTE M - WARRANTS

         During 2003, the Company issued 200,000 warrants to James Paradis and Anthony Burrascono, both affiliated with Villanova University and 200,000 warrants to Mr. David Scheffler, an investment banker, for advisory and consulting services provided to the Company. The warrants vest in five equal installments of 40,000 warrants per year over a five-year period. These are five-year warrants to purchase common shares at an exercise price of $4.80 per share. These warrants may be cancelled, with a 90 day notice, if the consultants fail to perform to the satisfaction of the company.

         During 2003, the Company issued 50,000 warrants to Consumer Choices Systems, Inc. ("CCS") as part of the payment for the purchase of the assets of CCS. These warrants are three-year warrants to purchase common shares at an exercise price of $10.00 per share. Of this amount, 25,000 warrants were exercised in 2003.

         During the year the company issued 63,750 warrants and 18,750 warrants to Mainfield Enterprises, Inc. and Portside Growth & Opportunity Fund. These warrants are five-year warrants to purchase common shares at exercise prices of $16.78 per share, which was equal to one hundred fifteen percent (115%) of the five-day volume weighted average price, all pursuant to the terms of that certain Securities Purchase Agreement by and between the Company and Mainfield Enterprises, Inc. and Portside Growth & Opportunity Fund dated as of July 24, 2003.

         During 2002, the Company issued 128,524 warrants to holders of Series "B" Preferred Stock and 11,200 warrants to holders of Series "C" Preferred stock. These are three year warrants to purchase common shares at exercise prices of $0.35 per share. These warrants were valued at $71,000.

         The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate 3% - 3.5%, dividend yield 0%, volatility 0.40 and expected life of five years.

         The Company has the following warrants outstanding for the purchase of its common stock:

                                                           Year Ended
                                                          December 31,
          Exercise                                        ------------
           Price                   Expiration Date      2003        2002
           -----                   ---------------      ----        ----
          $ 0.25  January , 2003 ................          --      56,000
          $ 0.35  August, 2004 ..................      40,100      80,100
          $ 0.35  March, 2005 ...................          --     102,724
          $ 0.45  September, 2003 ...............          --      30,000
          $0.625  September, 2004 ...............       2,500      27,500
          $ 1.50  August, 2003 ..................          --      60,000
          $ 1.50  April, 2003 ...................          --      60,000
          $ 4.80  April, 2008 ...................     400,000          --
          $10.00  June, 2006 ....................      25,000          --
          $16.78  July, 2008 ....................      82,500          --
                                                      -------     -------
                                                      550,100     416,324
                  Weighted average exercise price     $  6.49     $  0.73
                                                      =======     =======

         As of December 31, 2003, 230,100 of the warrants were exercisable. Additionally, during 2003 there were 263,724 warrants exercised at various exercise prices.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE N - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1] The Company, like other manufacturers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury.

NOTE O - LITIGATION

         On June 10, 2003, Medifast, Inc. and Jason Pharmaceuticals, Inc. filed a Complaint for Damages, Injunctive Relief and Determination of Discharge ability against John A. Sankey in the U.S. Bankruptcy Court for the District of Alaska. Defendant, who also trades under the name, "Diet -Fast," and who also owns Wellness Institute of Alaska, Inc., was at one time a distributor of Medifast products, but the Company terminated the distributorship contract. Nevertheless, Defendant continued to utilize Medifast trademarks and service marks in violation of said contract. On December 3, 2003, the parties entered into an Agreement for Settlement whereby Defendant would cease using all trademarks and service marks of the Company. The court approved the Settlement on February 2, 2004.

On August 21, 2002 Food Sciences Corporation, Inc. trading as Robard Corporation, a competitor of the Company, filed a lawsuit in the U.S. District Court for the District of New Jersey Camden Vicinage, alleging, among other things, slanderous and libelous statements made to Plaintiff's customers. The Company filed a Counterclaim and Third Party Claims against other competitors, alleging, among other things, business defamation, trademark infringement and conspiracy. Plaintiff and Defendant both claim damages in excess of $75,000. The company intends to vigorously defend its reputation of ethical integrity (integrity of its products and formulas) and its trademarks.


NOTE P - SUBSEQUENT EVENTS

         On March 5, 2004 the Company entered into a joint venture agreement with XL Health, Inc., one of the leading diabetic management companies in the United States. Medifast, Inc.'s Medifast Plus for Diabetics product line will be the exclusive nutritional product for XL Health's CMS Medicare Demonstration Project. The pilot project will use Medifast Plus for Diabetics as the exclusive nutritional intervention program to prove the cost effectiveness of disease management programs for Medicare beneficiaries. As part of the joint venture Mercantile Safe Deposit and Trust Company became the Lender to XL Health for a one-year Series "A" revolving loan with a maximum principal amount of $1 Million. Medifast, Inc. guaranteed the payment on behalf of XL Health, and therefore has become the Guarantor of the Loan to Mercantile Safe Deposit and Trust.

         Medifast, Inc. intends to increase the number of licensed and corporately owned clinics to over 125 nationwide by year-end in 2004. The Company has acquired over 30 additional Hi-Energy licensed Weight Control Centers since December 31, 2003. With of over 100 Weight and Disease Control clinics to date, Medifast, Inc. has become one of the six largest Weight Control Clinic licensors and operators in the United States.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDIFAST, INC.
(Registrant)


BRADLEY T. MACDONALD
---------------------
Bradley T. MacDonald
Chairman & CEO
Dated: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

          Name                                                Title                                       Date
BRADLEY T. MACDONALD                                          Chairman of the Board,                      March 15, 2004
-------------------------------------------                   Director, Chief Executive
    Bradley T. MacDonald                                      Officer and Chief Financial Officer


SCOTT ZION                                                    Director                                    March 15, 2004
------------------------------------------
   Scott Zion

/s/ MICHAEL C. MACDONALD                                      Director                                    March 15, 2004
------------------------------------------
    Michael C. MacDonald

/s/ MARY T. TRAVIS                                            Director                                    March 15, 2004
------------------------------------------
    Mary T. Travis

/s/ REV. DONALD F. REILLY, OSA                                Director                                    March 15, 2004
------------------------------------------
    Rev. Donald F. Reilly, OSA

/s/ MICHAEL J. MCDEVITT                                       Director                                    March 15, 2004
------------------------------------------
    Michael J. McDevitt

/s/ JOSEPH D. CALDERONE                                       Director                                    March 15, 2004
------------------------------------------
    Joseph D. Calderone

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


Dated: March 15, 2004




                                            /s/ BRADLEY T. MACDONALD
                                           -------------------------
                                           Bradley T. MacDonald
                                           Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Medifast, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Bradley T. MacDonald, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of the operations of the Company.



By: /s/ Bradley T. MacDonald
    ---------------------------
        Bradley T. MacDonald
        Chief Financial Officer
        March 15, 2004