Form 10QSB
period 2004-03-31
MEDIFAST INC
filed 2004-05-12
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004                 Commission File No. 0-23016


                                 Medifast, Inc.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

             Delaware                                  13-3714405
--------------------------------------------------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

        11445 Cronhill Drive, Owings Mills, MD           21117
--------------------------------------------------------------------------------
             (Address of principal offices)            (Zip Code)

Registrant's telephone number, including Area Code: (410) 581-8042

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of Registrant's Common Stock, as of March 31, 2004:
10,650,142 shares

                                      Index

Part I
Financial Information:
      Condensed Consolidated Balance Sheets -
          March 31, 2004 (unaudited) and December 31, 2003...........................   3

      Condensed Consolidated Statements of Operations -
          Three Months Ended March 31, 2004 and 2003 (unaudited).....................   4

      Condensed Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2004 and 2003(unaudited)......................   5

      Notes to Condensed Consolidated Financial Statements...........................   6

      Management Discussion and Analysis of Financial Condition
          and Results of Operations..................................................   7


Part II

      Signature Page.................................................................. 10

      Certifications.................................................................. 11

                         Medifast, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                 March 31, 2004  December 31, 2003
                                                                                 --------------  -----------------
                                                                                   (Unaudited)
ASSETS

Current assets:
    Cash ......................................................................   $  1,539,000    $  2,524,000
    Accounts receivable-net of allowance for doubtful accounts of $55,000 .....        788,000         641,000
    Inventory .................................................................      4,083,000       2,988,000
    Investment Securities .....................................................      3,974,000       3,983,000
    Deferred Compensation .....................................................        321,000         321,000
    Prepaid expenses and other current assets .................................      1,267,000         936,000
    Deferred tax asset ........................................................        350,000         596,000
                                                                                  ------------    ------------
    Total Current Assets ......................................................     12,322,000      11,989,000

Property, plant and equipment - net ...........................................      7,379,000       7,449,000
Trademarks and Intangibles ....................................................      4,389,000       4,419,000
Other assets ..................................................................        423,000         375,000
                                                                                  ------------    ------------
         TOTAL ASSETS .........................................................   $ 24,513,000    $ 24,232,000
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued expenses .....................................   $  1,500,000    $  1,714,000
    Dividends payable .........................................................         58,000          58,000
    Line of credit ............................................................         86,000          55,000
    Current maturities of long term debt ......................................        745,000         764,000
                                                                                  ------------    ------------
         Total Current Liabilities ............................................      2,389,000       2,591,000

    Long-term debt, net of current portion ....................................      4,342,000       4,564,000
                                                                                  ------------    ------------
         Total Liabilities ....................................................      6,731,000       7,155,000
                                                                                  ------------    ------------
Stockholders' Equity:

Series B Convertible Preferred Stock; par value $1.00; 600,000 shares
    authorized; 353,734 and 403,734 shares issued and outstanding, respectively        354,000         404,000
Series C Convertible Preferred Stock; stated value $1.00; 1,015,000 shares
    authorized; 267,000 and 267,000 shares issued and outstanding, respectively        267,000         267,000
Common stock; par value $.001 per share; 15,000,000 authorized;
    10,650,142 and 10,482,609 shares issued and outstanding, respectively .....         10,000          10,000
Additional paid-in capital ....................................................     20,214,000      20,120,000
Accumulated comprehensive loss ................................................        (20,000)        (25,000)
Accumulated deficit ...........................................................     (2,369,000)     (3,016,000)
                                                                                  ------------    ------------
                                                                                    18,456,000      17,760,000

Less Cost of Common Stock in treasury; 88,500 and 83,863
    shares, respectively ......................................................       (674,000)       (683,000)
                                                                                  ------------    ------------
Total Stockholder's Equity ....................................................     17,782,000      17,077,000
                                                                                  ------------    ------------
TOTAL LIABILITIES & STOCKHOLDER EQUITY ........................................   $ 24,513,000    $ 24,232,000
                                                                                  ============    ============

                         Medifast, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations


                                                          Three Months Ended March 31,
                                                           2004                  2003
                                                       ------------          ------------
                                                        (Unaudited)           (Unaudited)
Revenue ......................................         $  6,817,000          $  6,347,000
Cost of sales ................................            1,350,000             1,683,000
                                                       ------------          ------------
Gross Profit .................................            5,467,000             4,664,000
Selling, general, and administration .........            4,548,000             3,220,000
                                                       ------------          ------------

Income from operations .......................              919,000             1,444,000
                                                       ------------          ------------
Other income/(expense)
    Interest expense .........................              (23,000)              (33,000)
    Other income (expense) ...................               (2,000)              (10,000)
                                                       ------------          ------------
Income before provision for income taxes .....              894,000             1,401,000
Provision for income tax benefit (expense) ...             (247,000)             (537,000)
                                                       ------------          ------------
Net income ...................................              647,000               864,000
Less: Stock dividend on preferred stock ......                   --                19,000
                                                       ------------          ------------

Net income attributable to common shareholders         $    647,000          $    845,000
                                                       ============          ============

Basic earnings per share .....................         $        .06          $        .11
Diluted earnings per share ...................         $        .05          $        .08

Weighted average shares outstanding -
    Basic ....................................           10,610,391             7,940,238
    Diluted ..................................           12,157,860            10,240,712

                         Medifast, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                                Three Months Ended March 31,
                                                                                  2004                 2003
                                                                               -----------          -----------
                                                                               (Unaudited)          (Unaudited)

Cash Flows from Operating Activities:
    Net income .......................................................         $   647,000          $   864,000
    Adjustments to reconcile net income to net cash provided
         By (used in) operating activities from continuing Operations:
         Depreciation and amortization ...............................             303,000              101,000
         Issuance of stock for services ..............................              47,000               24,000
         Net change in other comprehensive (income) loss .............               5,000                   --
         Deferred income taxes .......................................             246,000              537,000
    Changes in assets and liabilities:
         (Increase) decrease in accounts receivable ..................            (147,000)              60,000
         (Increase) decrease in inventory ............................          (1,095,000)             203,000
         (Increase) in prepaid expenses & other current assets .......            (331,000)             (93,000)
         (Increase) in other assets ..................................             (48,000)             (89,000)
         (Decrease) in accounts payable and accrued expenses .........            (214,000)            (420,000)
                                                                               -----------          -----------
    Net cash provided by (used in) operating activities ..............            (587,000)           1,187,000
                                                                               -----------          -----------

Cash Flows from Investing Activities
         Purchase of investment securities, net ......................               9,000                   --
         Purchase of equipment / leasehold / improvements ............             (82,000)            (255,000)
         Purchase of intangible assets ...............................            (121,000)             (86,000)
                                                                               -----------          -----------
    Net Cash (used in) investing activities ..........................            (194,000)            (341,000)
                                                                               -----------          -----------
Cash Flows from Financing Activities:
    Increase in credit line ..........................................              31,000               31,000
    Issuance of common stock, options and warrants ...................               6,000              139,000
    Proceeds from long term debt .....................................                  --              200,000
    Principal repayments of long-term debt ...........................            (241,000)            (127,000)
    Dividends paid on preferred stock ................................                  --              (12,000)
         Net Cash provided by (used in) financing activities: ........            (204,000)             231,000
                                                                               -----------          -----------

NET INCREASE (DECREASE) IN CASH AND

    CASH EQUIVALENTS .................................................            (985,000)           1,077,000

Cash and cash equivalents - beginning of period ......................           2,524,000              837,000
                                                                               -----------          -----------

Cash and cash equivalents - end of period ............................         $ 1,539,000          $ 1,914,000
                                                                               ===========          ===========

Supplemental disclosure of cash flow information:
    Interest paid ....................................................         $    23,000          $    33,000
                                                                               ===========          ===========
    Income taxes .....................................................         $        --          $        --
                                                                               ===========          ===========
Supplemental disclosure of non-cash activity:
    Conversion of preferred stock B and C to common stock ............         $    50,000          $        --
                                                                               ===========          ===========
    Common stock for services ........................................         $    47,000          $    24,000
                                                                               ===========          ===========

              Notes to Condensed Consolidated Financial Statements

General

         1. Basis of Presentation

The information contained herein with respect to the three month periods ended March 31, 2004 and 2003 has been reviewed by the independent auditors and was prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by accounting principles generally accepted in the United States of America. Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three-month periods ended March 31, 2004 and 2003. The results are not necessarily indicative of results to be expected for the year.

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

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income per share including pro forma results would have been the amounts indicated below:

                                                                        Three months ended March 31,
                                                                        ----------------------------
                                                                         2004                 2003
                                                                         ----                 ----

         Net Income:
                  As reported                                        $   647,000          $   864,000
                    Total stock based employee compensation
                    Expense determined under fair value based
                    Method for all awards, net of related tax effects   (169,725)                   0
                  Pro forma                                          $   487,275          $   864,000

         Net Income per share:
                  As reported:
                    Basic                                                   0.06                 0.11
                    Diluted                                                 0.05                 0.08

                  Pro forma:
                    Basic                                                   0.05                 0.11
                    Diluted                                                 0.04                 0.08

                      Management Discussion and Analysis of
                  Financial Condition and Results of Operations

General

Three Months Ended March 31, 2004 Compared to March 31, 2003

Overall revenues for the first three months of 2004 were $6,817,000, representing an increase of $470,000 (7%) from the $6,347,000 reported for the three-month period ending March 31, 2003. During the first quarter of 2004, domestic sales increased by $1.4 million, or 26% versus the same period last year. The growth was a result of improved traction from the national advertising campaign, which has continued to increase brand awareness and generate significant revenue increases throughout all of the Company's distribution platforms. The recently acquired Hi-Energy Clinic model experienced incremental revenues, during the quarter. This was largely attributed to the increase in the number of licensed clinics nationwide, which at the end of the first quarter totaled over 100 clinics. Hi-Energy also expanded its product line to include Medifast disease management products, with a specific focus on nutritional intervention for diabetics. The Take Shape For Life division continues to experience increased sales due to the success of the newly implemented "Tasting Party Plan", which has proven to be very effective at generating revenues, as well recruiting new Health Advisors and customers. International sales during the first quarter of 2004 attributed to approximately $40,000, as compared to $1,010,000 for the same period last year. This large influx was due to the pipeline orders to its Asian distributor shipped in the first quarter of 2003. Medifast anticipates expansion into multiple foreign markets throughout 2004, potentially generating significant International sales during the second, third, and fourth quarter. Cost of sales for the first quarter of 2004 were $1,350,000, a decrease of $333,000 (20%) versus the same period last year. The decrease in cost of sales was attributable to an inventory buildup in the fourth quarter of 2003, allowing for more efficient production throughout the first quarter of 2004, and allowing the Company to benefit from economies of scale in inventory. Gross profit for the first three months of 2004 increased by $803,000 (17%) from 2003 due to the growth in multiple distribution platforms throughout the Company, in addition to the efficiencies in production shown by the decrease in the cost of sales. Selling, general and administrative expenses for the first quarter of 2004 increased $1,328,000 (41%) over the same quarter of 2003 due to expansion of its commissioned sales organization, overall corporate infrastructure improvements such as customer service and information technology, as well as industry wide increases in expenses, such as insurance and legal fees.

Income from operations was $919,000 for the first quarter of 2004, which decreased by 36% or $525,000 for the same period last year. The decrease was due to the difference from international sales in 2004 versus 2003. International sales in 2003 were in excess of $1 million, of which the cost of building inventory occurred primarily in the fourth quarter of 2002. Income before income taxes was $894,000, ($0.07 per share on a fully diluted basis) a decrease of $507,000 or $0.07 a share on a fully diluted basis.

Net income for the three month period was $647,000 which is a $217,000 decrease from the $864,000 reported in the first quarter of 2003. Net income attributable to common shareholders decreased due to the timing of International shipments in 2003 versus 2004 and the pipeline orders in the 1st quarter of last year, which lead to a significant increase in revenues and profit. The Company had fully diluted earnings per share of $0.05 in the first quarter of 2004, versus $0.08 in 2003, with a dilution increase of 1.9 million shares, primarily from conversions of preferred stock, the exercise of options and warrants, and the sale of common stock in a capital raising completed in July 2003. The Company has made substantial investments in growing infrastructure and revenues during the 1st Quarter that will have a significant impact on improving revenues, cash flow and operating results in the future. In late 2003 the Company completed a test campaign to track the effectiveness of promoting the Company's products through television commercials. The test proved to be a success, prompting the Company to launch a television ad campaign in January 2004. The campaign was modulated at low levels until the call center processes were matched with the large influx of incoming calls, which provided closing rates similar to the test in 2003. The company recently turned up its planned advertising campaign in late April, featuring national and cable television commercials and print advertising. The Company still showed a $1.4 million increase in domestic sales with significantly less advertising expenditures in the 1st Quarter of 2004 versus 2003.

Seasonality

The Company's weight management products and programs are subject to seasonality. Traditionally the holiday season in November/December of each year is considered poor for diet control products and services. The first quarter of the year generally shows increases in sales, as these months are considered the commencement of the "diet season."

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

The Company is continuing its marketing agreement with NovaCare Rehabilitation, a division of Select Medical Corporation, however the venture has failed to meet anticipated revenues. The lack of sales is due to certain states not permitting physical therapists to promote private weight loss products, therefore not allowing the joint venture to have an impact at the center level.

The Company had stockholders' equity of $17,782,000 and working capital of $9,933,000 on March 31, 2004 compared with $6,589,000 and $2,517,000 at March
31, 2003, respectively. The $11,193,000 net increase in stockholder's equity and the $7,416,000 net increase in working capital, reflects the profits during the year from operations, acquisition of assets, execution of options and warrants, conversion of Preferred Stock, and sales of additional shares.

Inflation

To date, inflation has not had a material effect on the Company's business

                            Item 5. Other Information

Litigation: On December 16, 2003 John Donavin, on behalf of the General Public, filed suit, against Jason Pharmaceuticals, Inc. in the Superior Court of the State of California, City and County of San Francisco. The suit alleges that Medifast bars contain Vitamin D3 or Vitamin D in violation of Federal laws and regulations, and asks for equitable relief and damages. The Company's general council believes that the Company's formulation used in its "meal replacement" bars for over 20 years has been and is in conformity with current and past FDA regulations. The Company believes that the plaintiff's claim lacks merit and may even be considered frivolous.

In January, Mr. Leonard Z. Sotomayor, former associate of Mr. David Scheffler, a financial consultant for the Company, filed a complaint against Medifast, Inc., David Scheffler and T-1 Holdings LLC. The Company's counsel has filed a motion to dismiss based on the facts of law. The Company believes the complaint has no merit and in fact has been drawn into a personal dispute between two former business associates.

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

Issuance of Common Stock: Due to the conversion of Series "B" preferred stock and the exercising of warrants and options by investors, consultants, directors and employees, the Company issued 167,533 shares of common stock throughout the first quarter of 2003. Of these shares issued, 100,000 were from the conversion of Series "B" convertible preferred stock.

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

Internal Control Policy: In April 2003, the Company implemented an Internal Control Policy allowing for the confidential receipt and treatment of complaints in regards to the Company's internal accounting controls and auditing matters. A director, officer or employee may file a confidential and anonymous concern regarding questionable accounting or auditing maters to an independent representative of the Medifast Audit Committee. As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

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

                                        Medifast Inc.
                                        (Registrant)

                                        /s/ Bradley T. MacDonald
                                        ------------------------------
                                        Bradley T. MacDonald
                                        Chairman & CEO

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

May 12, 2004

/s/ Bradley T. MacDonald
-------------------------------
Bradley T. MacDonald
Chiarman of the Board & Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Medifast, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Bradley T. MacDonald, Chief Financial Officer of the Company, certify, pursuant ot 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of the operations of the Company.

By: /s/ Bradley T. MacDonald
    ---------------------------------
    Bradley T. MacDonald
    Chief Executive Officer
    May 12, 2004