Form 10QSB
period 2004-06-30
MEDIFAST INC
filed 2004-08-16
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004                  Commission File No. 0-23016

                                 Medifast, Inc.
              (Exact name of small business issuer in its charter)

            Delaware                                          13-3714405
--------------------------------                      -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

   11445 Cronhill Drive, Owings Mills, MD                       21117
---------------------------------------------            -------------------
       (Address of principal offices)                        (Zip Code)

Registrant's telephone number, including Area Code:          (410) 581-8042
                                                        ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF JUNE 30, 2004:
10,965,569 SHARES

                                      Index

PART I
FINANCIAL INFORMATION:

          Condensed Consolidated Balance Sheets -
              June 30, 2004 (unaudited) and December 31, 2003................  3

          Condensed Consolidated Statements of Income -
              Three and Six Months Ended June 30, 2004 and 2003 (unaudited)..  4

          Condensed Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 2004 and 2003 (unaudited)............  5

          Notes to Condensed Consolidated Financial Statements...............  6

          Management Discussion and Analysis of Financial Condition
              and Results of Operations......................................  7

PART II

          Signature Page..................................................... 10

          CEO Certification.................................................. 11

                         MEDIFAST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30, 2004      December 31, 2003
                                                                                    (Unaudited)          (Audited)
ASSETS
Current assets:
    Cash                                                                           $      396,000      $   2,524,000
    Accounts receivable-net of allowance for doubtful accounts of $55,000               1,058,000            641,000
    Inventory                                                                           4,227,000          2,988,000
    Investment securities                                                               3,040,000          3,983,000
    Deferred compensation                                                                 450,000            321,000
    Prepaid expenses and other current assets                                           3,169,000            936,000
    Deferred tax asset                                                                     97,000            596,000
                                                                                   ---------------     --------------
         Total Current Assets                                                          12,437,000         11,989,000

Property, plant and equipment - net                                                     7,938,000          7,449,000
Trademarks and intangibles                                                              4,664,000          4,419,000
Other assets                                                                               72,000            375,000
                                                                                   ---------------     --------------
         TOTAL ASSETS                                                              $   25,111,000      $  24,232,000
                                                                                   ===============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                          $    1,146,000      $   1,714,000
    Dividends payable                                                                      58,000             58,000
    Line of credit                                                                              -             55,000
    Current maturities of long-term debt                                                  750,000            764,000
                                                                                   ---------------     --------------
         Total current liabilities                                                      1,954,000          2,591,000

    Long-term debt, net of current portion                                              4,752,000          4,564,000
                                                                                   ---------------     --------------
         Total Liabilities                                                              6,706,000          7,155,000
                                                                                   ---------------     --------------

Stockholders' Equity:

Series B Convertible Preferred Stock; par value $1.00; 600,000 shares authorized; 300,614 and 403,734 shares issued
    and outstanding, respectively                                                         301,000            404,000
Series C Convertible Preferred Stock; stated value $1.00; 1,015,000 shares authorized; 200,000 and 267,000 shares issued
    and outstanding, respectively                                                         200,000            267,000
Common stock; par value $.001 per share; 15,000,000 authorized;
    10,965,569 and 10,482,609 shares issued and outstanding, respectively                  11,000             10,000
Additional paid-in capital                                                             20,381,000         20,120,000
Accumulated comprehensive loss                                                            (88,000)           (25,000)
Accumulated deficit                                                                    (1,713,000)        (3,016,000)
                                                                                   ---------------     --------------
                                                                                       19,092,000         17,760,000
Less cost of common stock treasury; 102,142 and 83,863
    shares, respectively                                                                 (687,000)          (683,000)
                                                                                   ---------------     --------------
Total Stockholders' Equity                                                              18,405,000        17,077,000
                                                                                   ---------------     --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                           $   25,111,000      $  24,232,000
                                                                                   ---------------     --------------


     See accompanying notes to condensed consolidated financial statements.

                         MEDIFAST, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                           Three months Ended June 30,           Six months Ended June 30,
                                                              2004               2003             2004              2003
                                                          (Unaudited)        (Unaudited)        (Unaudited)      (Unaudited)

Revenue                                                     7,357,000      $    6,417,000        14,174,000     $  12,764,000
Cost of sales                                               1,946,000           1,628,000         3,296,000         3,311,000
                                                       ---------------     ---------------   ---------------    --------------
Gross Profit                                                5,411,000           4,789,000        10,878,000         9,453,000

Selling, general, and administration                        4,429,000           3,818,000         8,977,000         7,038,000
                                                       ---------------     ---------------   ---------------    --------------
Income from operations                                        982,000             971,000         1,901,000         2,415,000

Other income/(expense)
     Interest expense                                         (52,000)            (31,000)          (75,000)          (64,000)
     Other income (expense)                                    (5,000)             19,000            (7,000)            9,000
                                                       ---------------     ---------------   ---------------    --------------

Income before provision for income taxes                      925,000             959,000         1,819,000         2,360,000
Provision for income tax benefit (expense)                   (251,000)           (368,000)         (498,000)         (905,000)
                                                       ---------------     ---------------   ---------------    --------------
Net income                                                    674,000             591,000         1,321,000         1,455,000

Less:  Stock dividend on preferred stock                       18,000             (11,000)           18,000           (30,000)
                                                       ---------------     ---------------   ---------------    --------------
Net income attributable to common shareholders         $      656,000      $      602,000    $    1,303,000     $   1,485,000
                                                       ===============     ===============   ===============    ==============

Basic earnings per share                               $         0.06      $         0.06    $         0.12     $        0.17
Diluted earnings per share                             $         0.06      $         0.05    $         0.11     $        0.14

Weighted average share outstanding -
     Basic                                                 10,731,021           9,207,119        10,670,706         8,486,681
     Diluted                                               12,176,819          11,112,458        12,014,833        10,676,714


     See accompanying notes to condensed consolidated financial statements.

                        MEDIFAST, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Six Months Ended June 30,
                                                                                 2004                 2003
                                                                              (Unaudited)          (Unaudited)
    Cash flows from operating activities:
       Net income                                                             $ 1,321,000          $1,455,000
       Adjustments to reconcile net income to net cash
            provided by (used in) operating activities from
            continuing operations:
            Depreciation and amortization                                         541,000             209,000
            Issuance of stock for services                                         47,000              46,000
            Net change in other comprehensive income (loss)                       (63,000)               -
            Deferred income taxes                                                 499,000             905,000

    Changes in assets and liabilities:
            (Increase) in accounts receivable                                    (417,000)           (294,000)
            (Increase) in inventory                                            (1,239,000)           (220,000)
            (Increase) in prepaid expenses & other current assets              (2,233,000)           (332,000)
            Decrease (increase) in other assets                                   303,000             (28,000)
            (Increase) in deferred compensation                                  (129,000)               -
            (Decrease) in accounts payable and accrued expenses                  (540,000)           (195,000)
                                                                              ------------         -----------
                  Net cash provided by (used in) operating activities          (1,910,000)          1,546,000
                                                                              ------------         -----------
   Cash Flow from Investing Activities:
       Sale of investment securities, net                                         943,000                -
       Purchase of equipment/leasehold/improvements                              (644,000)           (411,000)
       Purchase of intangible assets                                             (631,000)           (119,000)
                                                                              ------------         -----------
                  Net cash (used in) investing activities                        (332,000)           (530,000)
                                                                              ------------         -----------

    Cash Flow from Financing Activities:
       Increase in credit line                                                    (55,000)            (18,000)
       Issuance of common stock, options and warrants                               6,000             164,000
       Proceeds from long-term debt                                               475,000             200,000
       Principal repayments of long-term debt                                    (301,000)           (185,000)
       Dividends paid on preferred stock                                          (11,000)            (12,000)
                                                                              ------------         -----------
                  Net cash provided by financing activities                       114,000             149,000
                                                                              ------------         -----------

    NET INCREASE (DECREASE)  IN CASH AND
        CASH EQUIVALENTS                                                       (2,128,000)          1,165,000

    Cash and cash equivalents - beginning of the period                         2,524,000             837,000
                                                                              ------------         -----------
    Cash and cash equivalents - end of period                                 $   396,000          $2,002,000
                                                                              ============         ===========
    Supplemental disclosure of cash flow information:
       Interest paid                                                          $    47,000          $   64,000
                                                                              ============         ===========
       Income taxes                                                           $      -             $     -
                                                                              ============         ===========

    Supplemental disclosure of non cash activity:
      Common shares issued for options and warrants
      Conversion of preferred stock B and C to common stock                   $    50,000          $     -
                                                                              ============         ===========
      Common stock for services                                               $    47,000          $     -
                                                                              ============         ===========
      Purchase of Consumer Choice Systems for stock, options,
          warrants, and other liabilities                                     $      -             $1,766,000
                                                                              ============         ===========
      Conversion of debt to equity                                            $    28,000          $     -
                                                                              ============         ===========
      Common stock issued for preferred stock C dividends                     $     7,000          $     -
                                                                              ============         ===========


     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

         1.       Basis of Presentation

The information contained herein with respect to the three month period and six month period ended June 30, 2004 and 2003 has been reviewed by the independent auditors and was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles. Included are the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the three-month period and six-month period ended June 30, 2004 and 2003. The results are not necessarily indicative of results to be expected for the year.

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

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income per share including pro forma results would have been the amounts indicated below:

                                                                  Three Months ended June, 30           Six months ended June 30,
                                                                  ---------------------------           --------------------------
                                                                     2004             2003                 2004          2003
                                                                     ----             ----                 ----          ----
Net Income:
   As reported                                                     $674,000         $591,000            $1,321,000      $1,455,000
      Total stock based director compensation
      Expense determined under fair value based
      method for all awards, net of related tax effects               (0)            (53,000)             (169,725)        (53,000)
                                                                      ---            --------             ---------       --------
   Pro forma                                                       $674,000         $538,000            $1,151,275      $1,402,000
                                                                   ========         ========            ==========      ==========
Net Income per share:
   As reported:
      Basic                                                            $.06             $.06                $ 0.12            0.17
      Diluted                                                           .06              .05                  0.11            0.14
  Pro forma:
      Basic                                                             .06              .06                  0.11            0.16
      Diluted                                                           .06              .05                  0.10            0.13

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL


SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

Revenues for the first six months of 2004 were $14,174,000, representing an increase of $1,410,000 (11%) from the $12,764,000 reported for the six-month period ending June 30, 2003. Domestic sales for the first half of 2004 were up $2,860,000 (26%) from the same time period last year. The growth in revenue was a result of the success of the Hi-Energy Clinic model, which experienced continuous revenue growth throughout the first half of the year. This was largely attributed to the increase in the number of licensed clinics nationwide, which at the end of the first half of the year totaled over 100 clinics. The Take Shape For Life division continues to experience increased sales due to the success of the newly implemented "Tasting Party Plan", which has proven to be very effective at generating revenues, as well recruiting new Health Advisors and customers. The increase in revenue was also attributable to the Company's extensive national advertising campaign, which consisted of television advertising followed by direct mail and marketing programs. International sales during the first quarter of 2004 attributed to approximately $50,000, as compared to $1,500,000 for the same period last year. This large influx was due to delayed product launches throughout multiple countires in the Middle and Far East as a result of the conflict in Iraq. Cost of sales for the first half of 2004 decreased by $15,000 (1%) from 2003. Gross profit for the first half of 2004 increased by $1,425,000 (15%) from 2003 due to the increased manufacturing and distribution efficiencies related to the acquired distribution facility located in Ridgley, Maryland. Selling, general and administrative expenses for the first half of 2004 was $8,977,000 which increased by $1,939,000 (27%) over the same period of 2003, due to the increased cost of a National television advertising campaign, the expansion of its commissioned sales organization, expenses related to introducing the Hi Energy Clinic model to additional locations, as well as overall corporate infrastructure improvements. Income from Operations was $1,901,000 a decrease of $514,000 (21%), due to the increased selling, general and administrative expenses which the Company deemed necessary to allow future growth along with the non existence of the high margin International sales, which attributed to a substantial amount of operational income in the first half of 2003. The Company also had to delay its introduction of Medifast Maintain for people with diabetes because the Johns Hopkins study, which provides significant health improvement outcomes, was not complete until July 2004. Maintain's introduction on a major TV retailer was a tremendous success, and the Company expects a significant boost in revenues as a result of its expanded launch in the next three quarters.

The Company had fully diluted earnings per share of $0.11 in the first half of 2004, versus $0.14 in 2003, with a dilution increase of 1.3 million shares, primarily from conversions of preferred stock, the exercise of options and warrants, and the sale of common stock in a capital raising completed in July 2003. The Company has made substantial investments in growing infrastructure and revenues during the 1st half of the year that will have a significant impact on improving revenues, cash flow and operating results in the future. The Company has increased shareholder equity to $18,405,000, which is $10,233,000 (125%) greater than the same period last year, and has also increased the Company's asset to liability ratio to 4 to 1, double what it was only one year ago.

THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

Second quarter revenues for 2004 of $7,357,000 increased by $940,000 (15%) from $6,417,000 for the three-month period ended June 30, 2003. Cost of sales for the period was $1,946,000, an increase of $318,000 (19%) from $1,628,000 during the same period of 2003. Gross profits of $5,411,000 for the second quarter of 2004 increased by $622,000 (13%) from $4,789,000 in the second quarter of 2003. During the quarter the Company experienced a profit from operations of $982,000 compared to a profit of $971,000 for the second quarter of 2003. The income before provision for income taxes for the second quarter of 2004 was $925,000 compared to $959,000 in the second quarter of 2003.

SEASONALITY

The Company's weight management products and programs are subject to seasonality. Traditionally the holiday season in November/December of each year is considered poor for diet control products and services. January and February generally show increases in sales, as these months are considered the commencement of the "diet season." The Company will not experience the same degree of seasonality in 2004 because of the introduction of its full line of products that are designed to provide nutritional solutions for people with diabetes, arthritis, coronary health, and menopause.

LIQUIDITY AND CAPITAL RESOURCES

The Company had stockholders' equity of $18,405,000 and working capital of $10,483,000 on June 30, 2004 compared with $8,172,000 and $2,996,000 at June 30,
2003, respectively. The $10,233,000 net increase in stockholder's equity and the $7,487,000 net increase in working capital reflects the profits and equity contributions in the first six months from operations.

INFLATION

To date, inflation has not had a material effect on the Company's business.

                            ITEM 5. OTHER INFORMATION

Litigation: On December 16, 2003 John Donavin, on behalf of the General Public, filed suit, against Jason Pharmaceuticals, Inc. in the Superior Court of the State of California, City and County of San Francisco. The suit alleges that Medifast bars contain Vitamin D3 or Vitamin D in violation of Federal laws and regulations, and asks for equitable relief and damages. The Company's general council believes that the Company's formulation used in its "meal replacement" bars for over 20 years has been and is in conformity with current and past FDA regulations. The Company believes that the plaintiff's claim lacks merit and may even be considered frivolous. The suit has been stayed upon appeal to the FDA to clarify its regulations.

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

Other: On April 8, 2004, the Company announced that it had initiated a clinical study with Johns Hopkins Bloomberg School of Public Health in Baltimore, Maryland to test the efficacy of Medifast meal replacements versus a standard reference diet on weight loss and weight maintenance in a joint parent-child plan approach. The 18-month study will consist of 80 overweight or obese boys and girls between the ages of 8 and 15 along with 40 of their parents. The clinical study will examine whether a joint parent-child approach using Medifast engineered foods will result in greater weight loss than children dieting alone, and examine the positive impact of restricting and controlling the caloric intake of adolescent patients which will provide clinical evidence to support this therapy to pediatricians.

On April 15, 2004 The Company announced that its Medifast Plus for Diabetics Shakes received an official patent (patent number 6,706,697) from the United States Patent and Trademark Office.

On June 7, 2004 the Board of Directors authorized a stock buyback of up to 200,000 shares of its common stock. The buyback authorization allows the Company to make purchases from time to time on the open market at prevailing prices or in privately negotiated transactions. At the close of the quarter ending June 30, 2004 the Company had purchased 1,500 on the open market.



Earnings Per Share: The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Consolidated Statement of Operations.

Issuance of Common Stock: Due to the conversion of Series "B" preferred stock and the exercising of warrants and options by investors, consultants, directors and employees, the Company issued 315,427 shares of common stock throughout the second quarter of 2004. Of these shares issued, 295,640 were from the conversion of Series "B" convertible preferred stock.

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

Internal Control Policy: In April 2003, the Company implemented an Internal Control Policy allowing for the confidential receipt and treatment of complaints in regards to the Company's internal accounting controls and auditing matters. A director, officer or employee may file a confidential and anonymous concern regarding questionable accounting or auditing maters to an independent representative of the Medifast Audit Committee through the provided "Whistleblower Hotline". As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

Significant Subsequent Events: In July 2004, The Company announced the successful launch of Maintain by Medifast(TM), a line of low-calorie, low-carbohydrate, diabetic friendly products, on a National Multi-Channel Television Retailer. The line of low-glycemic shakes, bars and soups is backed by an ongoing clinical stury whereby participants achieved a weight loss of up to 2 pounds per week by incorporating the products into a 1200 to 1500 calorie per day meal plan. The Company will continue to roll-out and expand the sale of Maintain by Medifast(TM) throughout 2004.

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