Form 10-Q
period 2004-09-30
MEDIFAST INC
filed 2004-11-15
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2004

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
                                                        ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF SEPTEMBER 30, 2004: 10,986,466

                                      INDEX

PART I
FINANCIAL INFORMATION:

              Condensed Consolidated Balance Sheets -
                  September 30, 2004 (unaudited) and December 31, 2003 (audited)................          3

              Condensed Consolidated Statements of Income -
                  Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)..........           4

              Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2004 and 2003 (unaudited).....................          5

              Notes to Condensed Consolidated Financial Statements..............................          6

              Management Discussion and Analysis of Financial Condition
                  And Results of Operations.....................................................          7

PART II
              Signature Page....................................................................          10

              CEO Certification.................................................................          11


                         MEDIFAST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                September 30, 2004       December 31, 2003
                                                                               ---------------------   ---------------------
                                                                                   (Unaudited)              (Audited)
ASSETS
CURRENT ASSETS:
     Cash                                                                                 $ 472,000             $ 2,524,000
     Accounts receivable-net of allowance for doubtful accounts of $55,000                1,126,000                 641,000
     Inventory                                                                            4,093,000               2,988,000
     Investment securities                                                                2,610,000               3,983,000
     Deferred compensation                                                                  448,000                 321,000
     Prepaid expenses and other current assets                                            3,742,000                 936,000
     Deferred tax asset                                                                           -                 596,000
                                                                               ---------------------   ---------------------
          TOTAL CURRENT ASSETS                                                           12,491,000              11,989,000

Property, plant and equipment - net                                                       8,308,000               7,449,000
Trademarks and intangibles                                                                4,433,000               4,419,000
Other assets                                                                                 63,000                 375,000
                                                                               ---------------------   ---------------------

          TOTAL ASSETS                                                                 $ 25,295,000            $ 24,232,000
                                                                               =====================   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                              $ 1,110,000             $ 1,714,000
     Dividends payable                                                                       58,000                  58,000
     Deferred tax liability                                                                  33,000                       -
     Line of credit                                                                               -                  55,000
     Current maturities of long-term debt                                                   656,000                 764,000
                                                                               ---------------------   ---------------------
          TOTAL CURRENT LIABILITIES                                                       1,857,000               2,591,000

     Long-term debt, net of current portion                                               4,631,000               4,564,000
                                                                               ---------------------   ---------------------
          TOTAL LIABILITIES                                                               6,488,000               7,155,000
                                                                               ---------------------   ---------------------

Stockholder's Equity:

Series B Convertible Preferred Stock; par value $1.00; 600,000 shares authorized; 300,614 and 403,734 shares issued
     and outstanding, respectively                                                          301,000                 404,000
Series C Convertible Preferred Stock; stated value $1.00;
     1,015,000 shares authorized; 200,000 and 267,000 shares issued
     and outstanding, respectively                                                          200,000                 267,000
Common stock; par value $.001 per share; 15,000,000 authorized;
     10,986,466 and 10,482,609 shares issued and outstanding, respectively                   11,000                  10,000
Additional paid-in capital                                                               20,394,000              20,120,000
Accumulated comprehensive loss                                                              (86,000)                (25,000)
Accumulated deficit                                                                      (1,321,000)             (3,016,000)
                                                                               ---------------------   ---------------------
                                                                                         19,499,000              17,760,000
Less cost of common stock treasury; 86,000 and 83,863
     shares, respectively                                                                  (692,000)               (683,000)
                                                                               ---------------------   ---------------------
TOTAL STOCKHOLDER'S EQUITY                                                                18,807,000             17,077,000
                                                                               ---------------------   ---------------------

TOTAL LIABILITIES & STOCKHOLDER EQUITY                                                 $ 25,295,000            $ 24,232,000
                                                                               =====================   =====================



      See accompanying notes to condensed consolidated financial statements

                         MEDIFAST, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                               Three Months Ended September 30        Nine Months Ended September 30
                                                  2004               2003                2004              2003
                                              --------------     --------------      --------------   ---------------
                                               (Unaudited)          (Audited)          (Unaudited)       (Audited)
Revenue                                           7,268,000        $ 6,775,000          21,442,000       $19,539,000
Cost of sales                                     1,886,000          1,925,000           5,182,000         5,236,000
                                              --------------     --------------      --------------   ---------------
GROSS PROFIT                                      5,382,000          4,850,000          16,260,000        14,303,000

Selling, general, and administration              4,855,000          4,149,000          13,832,000        11,187,000
                                              --------------     --------------      --------------   ---------------
INCOME FROM OPERATIONS                              527,000            701,000           2,428,000         3,116,000

Other income/(expense)
     Interest expense                                (4,000)           (31,000)            (79,000)          (95,000)
     Other income (expense)                          (2,000)            17,000              (9,000)           26,000
                                              --------------     --------------      --------------   ---------------

INCOME BEFORE PROVISION FOR INCOME TAXES            521,000            687,000           2,340,000         3,047,000
Provision for income tax benefit (expense)         (130,000)          (167,000)           (628,000)       (1,072,000)
                                              --------------     --------------      --------------   ---------------

Net income                                          391,000            520,000           1,712,000         1,975,000

Less:  Stock dividend on preferred stock                  -              9,000              18,000            39,000
                                              --------------     --------------      --------------   ---------------

Net income attributable to shareholders            $391,000           $511,000         $ 1,694,000       $ 1,936,000
                                              ==============     ==============      ==============   ===============

Basic earnings per share                             $ 0.04             $ 0.05              $ 0.16            $ 0.22
Diluted earnings per share                           $ 0.03             $ 0.04              $ 0.14            $ 0.18

Weighted average share outstanding -
     Basic                                       10,982,578          9,872,120          10,774,663         8,953,569
     Diluted                                     12,412,265         11,863,185          12,118,790        11,076,550



     See accompanying notes to condensed consolidated financial statements.

                         MEDIFAST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended September 30,
                                                                              2004                 2003
                                                                          -----------          -----------
                                                                          (Unaudited)           (Unaudited)
Cash flows from operating activities:
   Net income                                                             $ 1,712,000          $ 1,975,000
   Adjustments to reconcile net income to net cash
        provided by (used in) operating activities from
        continuing operations:
        Depreciation and amortization                                         910,000              365,000
        Issuance of stock for services                                         83,000               61,000
        Net change in other comprehensive (loss)                              (61,000)                  --
        Deferred income taxes                                                 629,000            1,031,000

Changes in assets and liabilities:
        (Increase) in accounts receivable                                    (485,000)            (234,000)
        (Increase) in inventory                                            (1,105,000)            (524,000)
        (Increase) in prepaid expenses & other current assets              (2,806,000)            (619,000)
        (Increase) in deferred compensation                                  (127,000)                  --
        (Increase)/decrease in other assets                                   312,000              (61,000)
        (Decrease) in accounts payable and accrued expenses                  (603,000)            (349,000)
                                                                          -----------          -----------
              Net cash provided by (used in) operating activities          (1,541,000)           1,645,000
                                                                          -----------          -----------

Cash Flow from Investing Activities:
   Sale/(purchase) of investment securities, net                            1,373,000           (3,788,000)
   Purchase of equipment/leasehold/improvements                            (1,363,000)          (2,720,000)
   Purchase of intangible assets                                             (420,000)            (147,000)
                                                                          -----------          -----------
              Net cash (used in) investing activities                        (410,000)          (6,655,000)
                                                                          -----------          -----------

Cash Flow from Financing Activities:
   (Decrease)/increase in credit line                                         (55,000)             166,000
   Issuance of common stock, options and warrants                               6,000            6,496,000
   Proceeds from long-term debt                                               475,000            1,951,000
   Principal repayments of long-term debt                                    (516,000)            (265,000)
   Dividends paid on preferred stock                                          (11,000)             (12,000)
                                                                          -----------          -----------
              Net cash provided by (used in) financing activities            (101,000)           8,336,000
                                                                          -----------          -----------

NET INCREASE (DECREASE)  IN CASH AND
    CASH EQUIVALENTS                                                       (2,052,000)           3,326,000

Cash and cash equivalents - beginning of the period                         2,524,000              837,000
                                                                          -----------          -----------
Cash and cash equivalents - end of period                                 $   472,000          $ 4,163,000
                                                                          ===========          ===========

Supplemental disclosure of cash flow information:
   Interest paid                                                          $    51,000          $    96,000
                                                                          ===========          ===========
   Income taxes                                                           $        --          $    42,000
                                                                          ===========          ===========

Supplemental disclosure of non cash activity:
  Common shares issued for options and warrants
  Conversion of preferred stock B and C to common stock                   $   170,000          $        --
                                                                          ===========          ===========
  Common stock for services                                               $    55,000          $        --
                                                                          ===========          ===========
  Purchase of Consumer Choice Systems for stock, option,
     warrants, and other liabilities                                      $        --          $ 1,766,000
                                                                          ===========          ===========
  Conversion of debt to equity                                            $    28,000          $        --
                                                                          ===========          ===========
  Common stock issued for preferred stock C dividends                     $     7,000          $        --
                                                                          ===========          ===========


     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

1.       Basis of Presentation

The information contained herein with respect to the three month periods and nine month periods ended September 30, 2004 and 2003 has been reviewed by the independent auditors and was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles. Included are the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the three-month periods and nine-month periods ended September 30, 2004 and 2003. The results are not necessarily indicative of results to be expected for the year.

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

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income per share including pro forma results would have been the amounts indicated below:

                                                             Three Months ended September 30      Nine months ended September 30,
                                                             -------------------------------      -------------------------------
                                                                   2004              2003             2004               2003
                                                              -------------     -------------    -------------      -------------
Net Income:
   As reported                                                $     391,000     $     520,000    $   1,694,000      $   1,975,000
       Total stock based director compensation
      Expense determined under fair value based
       method for all awards, net of related tax effects                  0           (58,000)        (170 000           (111,000)
                                                              -------------     -------------    -------------      -------------
   Pro forma                                                  $     391,000     $     462,000    $   1,524,000      $   1,864,000
                                                              =============     =============    =============      =============

Net Income per share:
   As reported:
      Basic                                                   $         .04     $         .05             0.16               0.22
      Diluted                                                           .03               .04             0.14               0.18
  Pro forma:
      Basic                                                             .04               .05             0.14               0.20
     Diluted                                                            .03               .04             0.13               0.17

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to Medifast, Inc. or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

GENERAL

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Revenue for the first nine months of 2004 was $21,442,000, representing an increase of $1,880,000 (10%) from the $19,539,000 reported for the nine-month period ending September 30, 2003. The revenue obtained from domestic sales in the third quarter was $17,303,000 in 2003 and rose to $21,271,000 in 2004, an increase of 23%. A number of factors contributed to the improved revenue performance through the first nine months of 2004. A significant contributor to the growth in revenue came from the continued success of the Take Shape For Life division. The success in Take Shape For Life was largely due to the success of the replicating website and internet distribution program, which has proven to be effective at generating revenues, as well recruiting new Health Advisors and customers. Other contributors to the 2004 revenue growth have been the Company's extensive national advertising campaign, and more recently the redesign of the Company's website. The user-friendly website was largely responsible for more than a 40% increase of Internet sales from August 2004 to September 2004. Cost of sales for the first nine months of 2004 decreased by $54,000 (1%) from 2003. Gross profit for the first nine months of 2004 increased by $1,957,000 (14%) from 2003 due to the increased manufacturing and distribution efficiencies related to the acquired distribution facility located in Ridgley, Maryland. Selling, general and administrative expenses for the first nine months of 2004 were $13,832,000, which increased by $2,645,000 (24%) over the same period of 2003. This increase is due to the expansion of its commissioned sales organization, increased advertising expenses including celebrity endorsements, expenses related to introducing and operating the Hi Energy Clinic model to additional locations, as well as overall corporate infrastructure improvements.

The Company also experienced substantial increases in major expense categories, to include insurance, legal, and utilities. Throughout the course of 2004, the Company's insurance expense has increased over 300% from the same time period in 2003 even though the Company has only had one claim since 1996. This is due to industry wide increases in the weight loss industry, along with the additional insurance costs associated with venturing into the clinic model. Legal expenses over the first nine months of 2004 increased over 300% from the same time period in 2003. The Company believes that 3 frivolous lawsuits, including a class action suit from a San Francisco law firm, pertaining to the use of Vitamin D, (which has been stayed) is responsible for this increased cost. The Company has not suffered any adverse judgments in any lawsuits in the past 3 years despite, numerous attempts to extract settlements. The Company believes that due to changing insurance carriers, purchasing electricity contracts from a deregulated generation plant and the reduction of active litigation and disputes, will reduce these extra ordinary expenses by an estimated 25% next year effective January 1, 2005. Income from Operations was $2,428,000 a decrease of $688,000 (22%), due to the increased selling, general and administrative expenses mentioned above, in addition to the expenses related to general advertising costs caused by competitive pressures.

The Company's Hi-Energy division experienced revenue and profit far below expectations for the third quarter of 2004. This was due to the multiple hurricanes that struck the Florida panhandle region during this time period. These natural disasters caused for reduced revenue in the Company's licensee clinic model, in addition to a three-month delay in the launch of the Company's Corporate Clinics throughout the southeast. This also caused a three-month delay in opening up High Energy Corporate Clinics in Texas.

Consumers Choice Systems was acquired in June of 2003. In order to solidify the distribution and promote its Menopause Relief and urinary Tract Infection (UTI) products the Company introduced a new UTI Test Stick, and a reformulated Menopause Relief that incorporated a new and revolutionary time released formula using Solae soy isoflavines. The Company restructured CCS sales marketing and distribution to expedite its new product launch, and as a result experienced significant returns in excess of $500,000 in old and obsolete product from three major retail chains. In addition the Company closed its Seattle offices and significantly reduced its operating and sales expenses by consolidating its operations in Ridgely, Maryland. The Company believes that it has successfully salvaged its distribution and stabilized its sales organization, in order to grow the business in 2005.

The Company's partnership with XL Health failed to produce significant planned revenues because the initial group of Medicare patients assigned to the CMS demonstration were in such poor health that they were not eligible for the Medifast Plus for Diabetics program. As a result of this performance the Company has been released from its guarantee of one million dollars to Mercantile Safe Deposit and Trust, and is renegotiating the agreement.

The Company had fully diluted earnings per share of $0.14 in the first nine months of 2004, versus $0.18 in 2003, with a dilution increase of 1 million shares, primarily from conversions of preferred stock, the exercise of options and warrants, and the sale of common stock in a capital raising completed in July 2003. The Company has made substantial investments in growing infrastructure and revenues during the first nine months of the year that they believe will have a positive impact on improving revenues, cash flow and operating results in the future.



THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Third quarter revenues for 2004 of $7,268,000 increased by $493,000 (7%) from $6,775,000 for the three-month period ended September 30, 2003. Cost of sales for the period was $1,886,000, a decrease of $39,000 (2%) from $1,925,000 during the same period of 2003. Gross profits of $5,382,000 for the third quarter of 2004 increased by $532,000 (11%) from $4,850,000 in the third quarter of 2003. During the quarter the Company experienced a profit from operations of $527,000 compared to a profit of $701,000 for the third quarter of 2003. The income before provision for income taxes for the third quarter of 2004 was $521,000 compared to $687,000 in the third quarter of 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had stockholders' equity of $18,807,000 and working capital of $10,634,000 on September 30, 2004 compared with $15,107,000 and $9,414,000 at
September 30, 2003, respectively.

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


Other: During the quarter the Company, along with the assistance from its advertising agencies, simultaneously tested several new methods of advertising concepts and strategies. These tests were completed in order to ensure the most effective plan would be in place at the start the Company's 2004 T.V. and Print advertising campaign. The Company estimated its uncapitalized financial cost attributable to these comparison tests to be an incremental Two Hundred Thousand Dollars ($200,000). The Company believes the benefits from this expense will be realized in 2004, although expensed in 2003.


Earnings Per Share: The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Consolidated Statement of Operations.


Issuance of Common Stock. Throughout the third quarter of 2004, the Company issued 20,897 shares of Common Stock.

On July 1, 2004, Terry Kelley, former employee, was granted two thousand five hundred (2,500) shares of common stock. The grant is from terms outlined in his non-compete agreement.


Forward Looking Statements: Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management's expectations for fiscal year 2004 and beyond, are forward looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company's expectations. The Company cautions investors not to place undue reliance on forward-looking statements which speak only to management's experience on this date.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Medifast Inc.
                                (Registrant)

                                /s/ Bradley T. MacDonald
                                ------------------------------------
                                Bradley T. MacDonald
                                Chairman and CEO