Form 10KSB
period 2004-12-31
MEDIFAST INC
filed 2005-03-14
CIK 910329

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                          Commission File No. 000-23016

                                   ----------

                                 MEDIFAST, INC.
              ----------------------------------------------------

             DELAWARE                                    13-3714405
        -------------------                        -------------------------
        Incorporation State                        Tax Identification number

11445 CRONHILL DRIVE, OWINGS MILLS, MD                      21117
--------------------------------------                      -----
     Principal Office Address

                              Phone (410) 581-8042

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

                                   ----------

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes |X| No |_|

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
|_|

The  issuer's  revenues  for the  fiscal  year  ended  December  31,  2004  were
$27,340,000

Aggregate market value of voting stock held by non-affiliates of registrant (deemed by registrant for this purpose to be neither a director nor a person known to registrant to beneficially own, exclusive of shares subject to outstanding options, less than 5% of the outstanding shares of registrant's Common Stock) computed by reference to the closing sales price as reported on the American Stock Exchange on December 31, 2004: $3.52.

Number of shares outstanding of registrant's Common Stock, as of December 31, 2004: 11,001,070 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one)

                  Yes |_| No |X|

                                     PART I

ITEM 1. BUSINESS.

SUMMARY

      Medifast, Inc. (the "Company", or "Medifast") is a Delaware corporation, incorporated in 1980. The Company's operations are primarily conducted through five of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc. ("Jason"), Take Shape for Life, Inc. ("TSFL"), Jason Enterprises, Inc., Jason Properties, LLC and Seven Crondall, LLC. The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products. Medifast, Inc.'s product lines include weight and disease management, meal replacement and sports nutrition products manufactured in a modern, FDA approved facility in Owings Mills, Maryland.

MARKETS

      Over the past 20 years the obesity rates in the United States have increases dramatically. The Centers for Disease Control (CDC) estimate that 64% of the U.S. adult population is overweight or obese. The amount of overweight adolescents and children ages 6-19 years have more than tripled since 1980. Currently, the CDC estimates that over 30% of adolescents and children are overweight.

      The CDC estimates that in the U.S. the associated costs with overweight and obesity reached $117 billion in 2000. The most common health problems associated with obesity are type II diabetes, coronary heart disease, hypertension and stroke, depression and certain forms of cancer. It's also estimated that poor nutrition and physical inactivity account for more than 300,000 premature deaths per year in the U.S.

      A 2003 market research study concluded consumers spend about $39 billion per year trying to lose weight or prevent weight gain. This includes consumer spending on diet foods, medically supervised and commercial weight loss programs, diet books, appetite suppressants, fitness clubs, diet sodas, and videos and cassettes.

DISTRIBUTION CHANNELS

THE MEDIFAST LIFESTYLES PROGRAM- The Medifast Lifestyles Program is a medically supported network of health care professionals who support patients on the Medifast program. Patients order products directly from Medifast's website or toll-free number. The Lifestyles medical practitioner ensures that each patient receives personalized attention throughout the weight loss program. Management estimates that more than 15,000 physicians nationwide have prescribed Medifast as a treatment for their overweight patients since 1980, and an estimated 1 million patients have used its' products to lose and maintain their weight.

      The Company maintains an in-house Lifestyles support program for customers who have a Medifast physician, who does not have the time to provide counseling support. These in-house qualified medical practitioners coordinate supervision of the Medifast program with the patient's primary care physician. Customers have access to qualified medical practitioners for program support and advice by calling a toll free telephone help line or by e-mail. The in-house medical and marketing staff have developed extensive program support materials on Medifast products and programs, which are placed free of charge in customer orders, in addition to being available on the Company's website.

TAKE SHAPE FOR LIFE(TM) - The Take Shape for Life program is a comprehensive, medically supervised health network designed to assist in long-term weight loss, health management, or nutritional supplementation. The program features Medifast weight and disease management products, along with a team of personal and professional Health Advisors, to support the individual through their weight and or health management program.

      Program entrants are encouraged to consult with their primary care physician and a Take Shape for Life Health Advisor to determine the Medifast program that is right for them. Physician directed Health Advisors are supported, educated and qualified by The Health Institute, a training group staffed by Medifast professionals. Health Advisors obtain Medifast qualification based upon testing of their knowledge on Medifast products and programs.

      The Company has developed a Tasting program, which is similar to a home-based Party Plan model for introducing new customers to the Medifast products and program. Physician directed Health Advisors recruit program entrants and provide them with program information, Medifast product samples and the opportunity to order products.

MEDIFAST PHYSICIANS AND CLINICS - Many Medifast physicians have chosen to implement the Medifast program within their practice. These physicians carry an inventory of Medifast products and resell them to patients. They also provide appropriate testing, medical support and evaluations for patients on the program. Physicians can also direct their patients to order directly from Medifast, if they do not have space to stock inventory.

HI-ENERGY WEIGHT CONTROL CENTERS - In 2003, the Company acquired Hi-Energy Weight Control Centers, a national company specializing in weight management programs, with weight loss centers in over 50 locations. During 2004 the number of Hi-Energy Weight Control Centers grew to over 100 nationally. Hi-Energy Weight Control Centers offer a competitive marketing edge through a regional advertising program, exclusive territories and marketing support. The Company continues to seek out qualified licensees to add to its growing number of weight control clinics nationwide. Additionally, the Company is operating 11 corporately owned clinics that serve as models to attract qualified licensees.

CONSUMERS CHOICE SYSTEM(TM) - Founded in March 1996, and acquired by Medifast in 2003, CCS is a retail distribution company focusing on high quality, innovative products for women. CCS products, under the Woman's Wellbeing brand include supplements addressing menopause relief, coronary health and joint health. Products under the UTI brand address the detection, relief and prevention of urinary tract and bladder infections. CCS products are currently distributed in retail outlets nationwide. The Company is currently launching Medifast's "Maintain," a pharmacist-directed Diabetic line of products. The CCS business is supported by a website and toll-free customer service line where customers can inquire about product information and retail availability.

THE MEDIFAST(R) BRAND

      Medifast is a medically supervised weight management program, which specializes in multidisciplinary patient education programs using the highest quality meal replacement supplements. In recent years Medifast's core products and programs have continued to expand over a wellness spectrum to include disease management products. Medifast offers products specially formulated for Diabetics as well as products for women's health, joint health and coronary health.

      In 2003, Medifast began a two-year study with The Johns Hopkins Bloomberg School of Public Health to evaluate the efficacy of its Medifast Plus for Diabetics compared to basic nutrition recommendations by the American Diabetes Association (ADA). Preliminary results showed that participants using Medifast Plus for Diabetics lost twice as much weight as those following the ADA's guidelines. Additionally, two-thirds of those on the Medifast program lost at least 5% of their weight, which is a standard measure of the Food and Drug Administration's (FDA) threshold to indicate clinically significant weight loss, versus one-quarter of those on the ADA diet. In addition to weight loss, the initial study results indicate that Medifast participants sustained an average 9% decrease in blood fasting glucose and an average 19% decrease in insulin levels. The final study results are expected to be released in 2005.

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

      Medifast has commissioned another study at Johns Hopkins that began in 2004 to evaluate the effectiveness of Medifast Fit! meal replacements in a weight loss program for overweight children. The study aims to prove that the Medifast program will generate greater initial weight loss, greater reductions in body fat and greater improvements in overall health than a standard reference diet. The study will also evaluate the weight loss outcomes in a joint parent-child approach versus children dieting without parental support.

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

      Medically supervised, low calorie diets are continuing to gain popularity, as consumers search for a safe and effective solution that provides balanced nutrition, quick weight loss and valuable behavior modification education. In addition, consumers are becoming more aware of chronic diseases such as diabetes and coronary health.

COMPETITION

      There are many different kinds of diet products and programs within the weight loss industry. These include a wide variety of commercial weight loss programs, pharmaceutical products, weight loss books, self-help diets, dietary supplements, appetite suppressants and meal replacement shakes and bars.

      The Company has proven it can compete in this competitive market because its products have been clinically tested and proven at Johns Hopkins University and have been safely and effectively used by customers for over 20 years. Medifast has been on the cutting edge of product development with soy based nutritional and weight management products since 1989. These products are formulated with high-quality, low-calorie, low-fat ingredients that provide alternatives to fad diets or medicinal weight loss remedies.

PRODUCTS

      The Company offers a variety of weight and disease management products under the Medifast(R) brand and for select private label customers. The Medifast(R) line includes Medifast(R) 55, Medifast(R) 70, Medifast(R) Plus for Appetite Suppression, Medifast(R) Plus for Diabetics, Medifast(R) Plus for Joint Health, Medifast(R) Plus for Women's Health, Medifast(R) Plus for Coronary Health, Medifast(R) Fit!, Medifast(R) Take Shape(TM), Medifast(R) Supplement Bars, Medifast(R) Creamy Soups, Medifast(R) Minestrone Soup, Medifast(R) Hot Cocoa, Medifast(R) Oatmeals, Medifast(R) Pro Teas, Medifast(R) Chicken Noodle Soup, Medifast(R) Fast Soups, Medifast(R) Homestyle Chili and Medifast(R) Multigrain Crackers.

      Medifast nutritional products are formulated with high-quality, low-calorie, low-fat ingredients. Many Medifast products are soy based and contain 24 vitamins and minerals, as well as other nutrients essential for good health. The Company uses DuPont Protein Technologies' Supro(R) brand soy protein, which is a high-quality complete protein derived from soybeans.

      The Consumers Choice Systems subsidiary sells products under the private label Woman's Wellbeing. These products include Menopause Relief Pills, Personal Cream Lubricant, a UTI Home Screening Test Stick, UTI Cleansing Wipes, UTI Cranberry-Plus-Blueberry, Women's Wellbeing Meal Replacements and all-natural weight loss pills.

      Medifast(R) brand awareness continues to expand through product development, line extensions, and the Company's emphasis on quality customer service, technical support and publications developed by the Company's marketing staff. Medifast(R) products have been proven to be effective for weight and disease management in clinical studies conducted by the U.S. government and Johns Hopkins University. The Company has continued to develop its sales and marketing operations with qualified management and innovative programs. The Company's facility in Owings Mills, MD manufactures powders and supplement bars and subcontracts the production of its Ready-to-Drink products.

NEW PRODUCTS

      The Company expanded the Medifast product line with twenty-three new products in 2004. Medifast introduced Medifast(R) Cappuccino, Medifast(R) Chai Latte, Medifast(R) Hot Cocoa with Marshmallows, Medifast(R) Maple and Brown Sugar Oatmeal, Medifast(R) Banana Cream Pudding, Medifast(R) Chicken and Wild Rice Soup, Medifast(R) Cranberry Mango Fruit Drink, Medifast(R) Tropical Fruit Punch Drink and Medifast(R) Garden Vegetable Crackers. Medifast also introduced a line of salad dressings and three new meal replacement bars. Last, the Company introduced a line called Essential 1 Meals that includes grilled chicken breasts, grilled beef patties, tuna salad and chicken salad.

      Consumers Choice Systems reformulated its existing Menopause Relief capsules, adding a new type of soy and developing the product into an extended time-release formula, branded as Menopause Relief 24. Menopause Relief 24 is the only time release formula for relieving the symptoms of menopause in the market today. The Company also introduced two new all natural weight loss pills in 2004 under the private label Woman's Wellbeing called Active Trim and Always Trim. These two new diet formulas are all-natural capsules that help burn fat, boost energy and suppress appetite.

MARKETING

      The  Company  continued  to build and  leverage  its core  Medifast  brand through multiple marketing strategies to its target audiences. Print advertising, television, and radio were all used to target new customers by stressing Medifast's quick, easy and safe approach to weight management. Also, direct mail has been utilized to encourage and support existing customers.

      Online advertising began to be used in 2004 and it included keyword search, banner ads, affiliate programs, and targeted direct email campaigns. The online advertising has been supported by Medifast's well designed, user-friendly website, which provides a wealth of information and customer support for easy ordering functionality.

      The Company has expanded its public relations efforts in order to gain exposure in the media to promote greater consumer awareness of the Medifast brand. Mr. Dick Vitale, the famous basketball commentator, continues to be the Company's spokesperson, particularly supporting the Company's Take Shape for Life programs and its Diabetic products and programs.

SALES

The Company's Sales division handles three primary areas:

Physician and Clinic Sales-- The sales team is responsible for prospecting larger medical accounts, clinics, hospitals, and HMOs. During 2004, the sales team attended a number of medical professional trade shows, which expanded Medifast's penetration of the clinical business segment.

Hi-Energy Weight Control Centers-- During 2004 Hi-Energy provided ongoing support to its licensees as well as to the Company's 11 corporately owned centers which opened at the end of 2004. This support included marketing materials, ads, on-site trainings, fitness programs, nutritional programs and clinical operation materials and forms. Employees attended professional trade shows, prospected new licensees, and partnered with area physicians to provide Hi-Energy programs and services to local hospitals and private practices.

Take Shape for Life-- Provides a sales force of Health Advisors who support patients and their primary care physicians with a defined support program.

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

      The manufacturing facility has the capacity for significant increases to its production output with minimal capital expenditures. It is presently operating on a single shift. Adding an additional shift, along with diminutive machinery expenses would enable the Company to produce enough products to generate over $200 million in sales.

      Manufacturing processes, product labeling, quality control and equipment are subject to regulations and inspections mandated by the Food & Drug Administration (FDA), the Maryland State Department of Health and Hygiene, and the Baltimore County Department of Health. The plant strictly adheres to all GMP practices and has maintained its status as an "OU" (Orthodox Union) Kosher-approved facility since 1982.

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

      To the extent that sales of vitamins, diet, or nutritional supplements may constitute improper trade practices or endanger the safety of consumers, the operations of the Company may also be subject to the regulations and enforcement powers of the Federal Trade Commission ("FTC"), and the Consumer Product Safety Commission. The Company's activities are also regulated by various agencies of the states and localities in which the Company's products are sold. The Company's products are manufactured and packaged in accordance with customers' specifications and sold under their private labels both domestically and in foreign countries through independent distribution channels.

PRODUCT LIABILITY AND INSURANCE

      The Company, like other producers and distributors of ingested products, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. The Company maintains insurance against product liability claims with respect to the products it manufactures. With respect to the retail and direct marketing distribution of products produced by others, the Company's principal form of insurance consists of arrangements with each of its suppliers of those products to name the Company as beneficiary on each of such vendor's product liability insurance policies. The Company does not buy products from suppliers who do not maintain such coverage.

EMPLOYEES

      At December 31, 2004, the Company employed 130 full-time and contracted employees, of whom 46 were engaged in manufacturing, warehouse management, and shipping, and 84 in marketing, administrative, call center and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company owns a 49,000 square-foot facility in Owings Mills, Maryland, which contains its Corporate Headquarters and manufacturing plant. In 2003, the Company purchased a state-of-the-art 119,000 square-foot distribution facility in Ridgely, Maryland. The facility gives the Company the ability to distribute over $200 million of Medifast product sales per year. In 2004, the Company purchased a 3,000 square foot conference and training facility in Ocean City, Maryland. The facility will be used to conduct corporate training meetings, Board of Director Meetings and employee morale and wellness programs. The Company has 11 leases for its corporately owned Hi-Energy Weight Control clinics throughout Florida, Arkansas, Mississippi and Texas. The leases range in terms from one to five years.

ITEM 3. LEGAL PROCEEDINGS.

On December 16, 2003, John Donavin, on behalf of the General Public, filed suit, against Jason Pharmaceuticals, Inc. in the Superior Court of the State of California, City and County of San Francisco. The suit alleges that Medifast bars contain Vitamin D3 or Vitamin D in violation of Federal laws and regulations, and asks for equitable relief and damages. The Company's General counsel believes that the Company's formulation used in its "meal replacement" bars for over 20 years has been and is in conformity with current and past FDA regulations. The Company believes that the plaintiff's claim lacks merit and may even be considered frivolous. The suit has been stayed upon appeal to the FDA to clarify its regulations. The Company believes recent legislation restricting the ability of plaintiff's lawyers from filing local class action suits should favor the Company's legal position in this case.

A former counsel continues to claim that he transferred his personal Medifast stock to a third party organization in 2000, in an attempt to keep these assets out of his bankrupt estate and therefore outside the jurisdiction of the Bankruptcy Court. The Company contests, and will vigorously defend, all such claims made by him. The Trustee in Bankruptcy for his bankruptcy estate has determined that he has no authority to transfer these shares, and has concluded that the attempted transfer was therefore invalid. The trustee has demanded that he produce the shares, and plans to file a petition with the Bankruptcy Court requesting that the Court order him to do so. These assets will be made a part of the bankrupt estate and will be used to pay creditors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Medifast Annual Shareholder Meeting was held on September 3, 2004 at Sunrise Distributing, the Company's distribution headquarters. The shareholders voted Bradley T. MacDonald (98%) and Rev. Donald F. Reilly, O.S.A.* (98%) as Class I Directors that will hold office until 2007, Scott Zion* (98%) and Michael C. MacDonald (98%) as Class II Directors, and Mary T. Travis* (98%), Michael J. McDevitt (98%), and Rev. Joseph Calderone, O.S.A.* (98%) as Class III Directors. Class II and III Directors will hold office until the next Annual Shareholders Meeting at which time their respective class term expires and their respective successors will be duly elected and qualified. Additionally, the shareholders approved the appointment of Bagell, Josephs & Company, LLC, an independent member of the BDO Seidman Alliance, as the Company's independent auditors for the fiscal year ending December 31, 2004.

      Additionally the Board of Directors elected Mr. Bradley T. MacDonald as Chairman of the Board and CEO and Mr. Conrad Sump, Esq. as Secretary of the Corporation.

      * Independent Director

      PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) The Company's Common Stock has been quoted under the symbol MED since December 20, 2002. The old symbol, MDFT, had been traded since February 5, 2001. The common stock is traded on the American Stock Exchange. The following is a list of the low and high closing prices by fiscal quarters for 2004 and 2003:

                                                             2004
                                                       ---------------
                                                        Low       High
                                                       -----     -----
        Quarter ended March 31, 2004 .............      8.60     14.05
        Quarter ended June 30, 2004 ..............      4.78      9.33
        Quarter ended September 30, 2004 .........      3.05      5.09
        Quarter ended December 31, 2004 ..........      3.20      5.24

                                                             2003
                                                       ---------------
                                                        Low       High
                                                       -----     -----
        Quarter ended March 31, 2003 .............       3.79     6.10
        Quarter ended June 30, 2003 ..............       4.80    14.95
        Quarter ended September 30, 2003 .........      11.15    17.21
        Quarter ended December 31, 2003 ..........      11.60    18.49

      (b) The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

      (c) There were 6,366 beneficial holders of the Company's Common Stock, as of December 31, 2004.

      (d) No dividends on common stock were declared by the Company during 2004 or 2003.

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

2004 COMPARISON WITH 2003

OPERATING

      Consolidated net sales for 2004 were $27,340,000 as compared to 2003 sales of $25,379,000, an increase of $1,961,000, or 8%. A major reason for the revenue increase for the Company is attributed to the continued success from the Take Shape for Life division, national advertising, the Hi-Energy acquisition and the redesigned website. The Take Shape for Life division added a Take Shape for Life replicating website option for Health Advisors, an Internet distribution program for their customers, as well as the new Tasting Party Program. These have proven to be effective at generating revenues and recruiting Health Advisors into the Take Shape for Life Network. The national advertising campaign included print, TV, radio, direct mail and web marketing. The Company increased its Internet sales in 2004 as compared to 2003, by redesigning its website and increasing its web marketing. The redesigned website created an easy to use shopping cart and a more user-friendly interface. The acquisition of Hi-Energy Weight Control Centers contributed to revenues throughout 2004.

      Cost of sales decreased from $6,825,000 in 2003 compared to $6,746,000 in 2004, a decrease of $79,000. The decrease is attributed to decreases in costs through economies of scale.

      Gross margins increased to 75% in 2004 from 73% in 2003. This was largely due to greater economies of scale as a result of the acquisition of the Company's 119,000 square foot distribution facility thereby creating higher margins of the Medifast(R) products through purchasing capabilities. The increase is also attributed to the increased margin of Medifast(R) direct and Internet sales directly to patients via the Lifestyles and Take Shape for Life programs. Selling, general and administrative (SG&A) expenses of $17,590,000 for 2004 were $2,634,000 more than the $14,956,000 in 2003, due to increased advertising expenses to include television advertising, celebrity endorsements, expenses involved with starting and operating new corporately owned Hi-Energy Weight Control Clinic locations, the expansion of the Take Shape for Life commissioned sales organization, and overall corporate infrastructure improvements. The Company experienced income from operations for the year 2004 of $3,004,000. This compares with income from operations of $3,598,000 in 2003, a decrease of 17%.

      In 2004, the Company realized a tax expense of $1,159,000, as compared to a tax expense of $1,148,000 in 2003 as a result of the elimination of the deferred tax asset and the net operating loss for income tax purposes. Interest expense increased to $245,000 in 2004, as compared to $154,000 in 2003. This increase was due to a complete year of additional debt, which was acquired in 2003.

      A preferred stock dividend in the amount of $18,000 was expensed to shareholders in 2004.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2005, the Company had net working capital of $7,465,000, a decrease of $1,933,000 from the $9,398,000 net working capital balance at December 31, 2003. Cash and investment securities at December 31, 2004 were $3,238,000. On November 7, 2003 Medifast, Inc.'s wholly owned subsidiary Jason Pharmaceuticals, Inc. increased its Secured Line of Credit from $1,000,000 to $5,000,000 from Mercantile Safe-Deposit and Trust of Baltimore, Maryland. The line of credit is at LIBOR plus two percent. The increased line may be used to finance equipment, inventory, and receivables of Medifast, Inc. The Company currently has no off-balance sheet arrangements.

      In the year ended December 31, 2004, the Company generated a negative cash flow of $2,332,000 from operations, primarily attributable to purchases of inventory and the pay down of accounts payable and accrued expenses.

      In the year ended December 31, 2004, net cash used in investing activities was $3,940,000, which primarily consisted of the purchase of intangible assets, purchase of property and equipment, and the purchase of a building.

      In the year ended December 31, 2004, net cash used in financing activities was $304,000, representing the principal repayments of long-term debt.

      In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and cash flow from financing activities.

      There are no current plans or discussions in process relating to any material acquisition that is probable in the foreseeable future

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

      On September 12, 2003 Medifast, Inc.'s wholly owned subsidiary Seven Crondall, LLC purchased a 119,825 sq. foot distribution facility located at 601 Sunrise Ave., Ridgely, Maryland 21660 from New Roads, Inc. for $2,200,000. The Company financed $1,760,000 through Merrill Lynch Capital at the 30 day LIBOR interest rate plus 220 basis points over seven years.

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

INFORMATION SYSTEMS INFRASTRUCTURE

      Throughout 2004 the Company significantly enhanced the capacity and the functionality of its IT infrastructure. The enhancements include a more robust email system and upgraded network operating system. The Company also added additional servers, as well as a higher capacity network switch. A Virtual Private Network was implemented between the remote office sites. The Company continued its upgrades and service enhancements to its Navision (ERP) system to more effectively and efficiently manage inventory and sales growth.

ITEM 7. CONTROLS AND PROCEDURES

INTERNAL CONTROL POLICY

      In April 2003, the Company implemented an Internal Control Policy allowing for the confidential receipt and treatment of complaints with regard to the Company's internal accounting controls and auditing matters. A director, officer or employee may file a confidential and anonymous concern regarding questionable accounting or auditing maters to an independent representative of the Medifast Audit Committee. As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

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

ITEM 8. FINANCIAL STATEMENTS.

      See pages F-1 through F-20.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      There were no disagreements with the Company's independent auditors, regarding accounting and financial disclosures for the fiscal year ending December 31, 2004.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) The following are the Board of Directors:

                                                                  Date First
     Name                         Age         Position          Became Director
     ----                         ---         --------          ---------------
Bradley T. MacDonald ..........   57   Chairman of the Board,       1996
                                       Chief Executive Officer
                                       and Director

Donald F. Reilly ..............   57   Director                     1998

Michael C. MacDonald ..........   51   Director                     1998

Scott Zion ....................   54   Director                     1999

Michael J. McDevitt ...........   56   Director                     2002

Mary T. Travis ................   54   Director                     2002

Joseph D. Calderone ...........   56   Director                     2003

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

      REVEREND DONALD FRANCIS REILLY, O.S.A., a Director, holds a Doctorate in Ministry (Counseling) from New York Theological and an M.A. from Washington Theological Union as well as a B.A. from Villanova University. Reverend Don Reilly was ordained a priest in 1974. His assignments included Associate Pastor, pastor at St. Denis, Havertown, Pennsylvania, Professor at Villanova University, Personnel Director of the Augustinian Province of St. Thomas of Villanova, Provincial Counselor, Founder of SILOAM Ministries where he ministers and counsels HIV/AIDS patients and caregivers. He is currently on the Board of Directors of Villanova University, is President of the board of "Bird Nest" in Philadelphia, Pennsylvania and is Board Member of Prayer Power. Fr. Reilly was recently elected Provincial of the Augustinian Order at Villanova, PA. He oversees more than 300 Augustinian Friars and their service to the Church, teaching at universities and high schools, ministering to parishes, serving as chaplain in the Armed Forces and hospitals, ministering to AIDS victims, and serving missions in Japan and South America.

      MICHAEL C. MACDONALD, a Director, is a corporate officer and President of Global Accounts and Marketing Operations, for the Xerox Corporation. Mr. MacDonald's former positions at Xerox Corporation include executive positions in the sales and marketing areas. He is currently on the Board of Trustees of Rutgers University and a Director of the Jimmy V Foundation. Mr. MacDonald is the brother of Bradley T. MacDonald, the CEO of the Company.

      SCOTT ZION, is a Director and also Assistant Secretary for Medifast, Inc. He received a Bachelor of Arts Degree from Denison University, Granville, Ohio. Mr. Zion is currently a principal in Resources Development, Inc. a health care consulting company in Napa, California. Prior to forming Resources Development, he was Senior Vice President of Sales and Marketing for Santen, Inc. an ophthalmic pharmaceutical company. Before Santen, he was Senior Vice President and General Manager for Akorn, Inc., an ophthalmic manufacturing and distribution company. Pilkington Barnes Hind, a worldwide contact lens company, as Head of North American Sales and Marketing, also employed him. Prior to that, he spent 20 years with the Mead Johnson Nutritional Division of Bristol Myers Squibb in various positions of increasing responsibility in sales management. He has extensive experience in nutritional products particularly in the areas of sales and marketing.

      MICHAEL J. MCDEVITT, a Director, is a retired FBI Special Agent with over 29 years of government service with the United States Marine Corps and the FBI. He had attained Senior Executive status within the FBI's Investigative
Technology Branch and is currently employed within the private sector as a physical security specialist.

      MARY T. TRAVIS, a Director, is currently employed with Sunset Mortgage Company, L.P. in Pennsylvania as the Senior Vice President of wholesale operations and was formerly the Vice President of operations for the Financial Mortgage Corporation. Mrs. Travis is an expert in mortgage banking with over 36 years of diversified experience. She is an approved instructor of the Mortgage Bankers Association Accredited School of Mortgage Banking. Mrs. Travis was also formally a delegate and 2nd Vice president of the Mortgage Bankers Association of Greater Philadelphia and the Board of Governors of the State of Pennsylvania. She is the key financial executive on the Company's Audit Committee providing oversight of the Company's external auditors.

      REVEREND JOSEPH D. CALDERONE, O.S.A., a Director, is the Associate Director of Campus Ministry at Villanova University. He formerly spent over eight years with the Loyola University Medical Center as the hospital Chaplain and taught multiple courses including Introduction to the Practice of Medicine and Business Ethics. Rev. Calderone is currently a Captain in the US Navy Reserves and serves as the Wing Chaplain for the 4th Marine Aircraft Wing.

ITEM 11. EXECUTIVE COMPENSATION.

      The following table sets forth information as to the compensation of the Chief Executive Officer of the Company and each other executive officer that received compensation in excess of $100,000 for 2004, 2003, and 2002.

Annual Compensation

                                                             Value of Common/
                                      Salary     Bonus       Preferred Stock Issued     Option       Other Annual
Name                          Year    ($)        ($)         in Lieu of Cash            Awards       Compensation
----                          ----   -------    ------       ----------------------     ------       ------------
Bradley T. MacDonald         2004    225,000         0                  0                   0              0
 Chairman of the Board       2003    225,000    112,000                 0                   0              0
 & CEO                       2002    145,000     75,000                 0              100,000(1)          0

----------
(1) The Board of Directors reinstated 100,000 options at $1.50 per share granted in 1997 and not exercised. Mr. MacDonald exercised those options in December 2002 per the Board's direction.

Annual Compensation

                                                             Value of Common/
                                      Salary    Bonus        Preferred Stock Issued     Option       Other Annual
Name                          Year    ($)       ($)          in Lieu of Cash            Awards       Compensation
----                          ----   -------    ------       ----------------------     ------       ------------
Leo V. Williams, III          2004    118,000      0                  0                 10,000            0
 Executive Vice President

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

      * The following tables set forth pertinent information as of December 31, 2004 with respect to options granted under the Plan since its inception to the persons set forth under the Summary Compensation Table, all current executive officers as a group and all current Directors who are not executive officers as a group of the Company. In addition, a chart listing option holders, grants made in FY 2004, and a list of aggregated options and the value of these options, is provided.

                                                               ALL CURRENT        ALL CURRENT
                                                               EXECUTIVE          INDEPENDENT
                                             BRADLEY T.         OFFICERS           DIRECTORS
                                            MACDONALD (1)      AS A GROUP         AS A GROUP
                                            -------------      ----------         ----------
Options granted ..................            215,000             75,000            110,000
Average exercise price ...........            $  0.86            $  1.98            $  1.07
Options exercised ................            215,000             49,999            100,000
Average exercise price ...........            $  0.86            $  0.88            $  0.70
Shares sold ......................                  *                  *                  *
Options unexercised as of 12/31/04                  0             11,667             10,000

                                                                    Approximate 5 YR                              Value of
                                            FY 04 Grants @        Potential Realizable     Unexercised           Unexercised
                                          Price & Expiration      Value at 10% Annual        Options               Options
                                              Month/Year           Stock Appreciation    as of 12/31/04        as of 12/31/04
Current Executive Officers and Directors   10,000@$8.60  2009            $13.86               10,000                $0
Employees                                  20,000@$8.60  2009            $13.86               20,000                 0
Consultants                                0                                                       0                 0
                                                                                              ------               ---
                                                                                              30,000               $ 0

NUTRACEUTICAL GROUP INDUSTRY COMPARISON OF STOCK PRICES

                                                   December 31, 2004       December 31, 2003               $              %
Company                                               Stock Price             Stock Price               Change          Change
-------                                            -----------------       -----------------            ------          ------
Medifast (MED) ......................................    $3.52                  $14.10                   10.58         (75.0)%
Natural Alternatives International, Inc. (NAII) .....     9.23                    6.40                    2.83          44.22%
Weider Nutrition (WNI) ..............................     4.35                    4.45                   (0.10)         (2.3)%
Pure World, Inc (PURW) ..............................     1.56                    2.51                   (0.95)        (37.9)%
Natures Sunshine Products, Inc. (NATR) ..............    20.36                    8.31                   12.05         145.0%

                                                   December 31, 2004       December 31, 1999               $             %
Company                                               Stock Price             Stock Price               Change          Change
-------                                            -----------------       -----------------            ------          ------
Medifast (MED) ......................................    $3.52                   $ .22                    3.30        1500.0%
Natural Alternatives International, Inc. (NAII) .....     9.23                    3.25                    5.98         184.0%
Weider Nutrition (WNI) ..............................     4.35                    3.22                    1.13          35.1%
Pure World, Inc (PURW) ..............................     1.56                    3.13                   (1.57)        (50.2)%
Natures Sunshine Products, Inc. (NATR) ..............    20.36                    7.42                   12.94         174.4%

INDEX COMPARISON

$100 invested in 1999 would return:

                                                         1999             2004
                                                         ----             ----
Nutraceutical Group Index ...................            $100            $ 469

Medifast ....................................            $100            $1600

      Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

COMPENSATION OF DIRECTORS

      The Company is authorized to pay a fee of $300 for each meeting attended by its Directors who are not executive officers. It reimburses those who are not employees of the Company for their expenses incurred in attending meetings. Independent Directors claimed $17,500 in Director's fees and/or expenses in 2004. See "Executive Compensation - Stock Options" for stock options granted under the 1993 Plan to the Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth information with respect to the beneficial ownership of shares of Common Stock or voting Preferred Stock as of December 31, 2004 of the Chief Executive Officer, each Director, each nominee for Director, each current executive officer named in the Summary Compensation Table under "Executive Compensation" and all executive officers and Directors as a group. The number of shares beneficially owned is determined under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other person. Under such rules, "beneficial ownership" includes shares as to which the undersigned has sole or shared voting power or investment power and shares, which the undersigned has the right to acquire within 60 days of March 15, 2005 through the exercise of any stock option or other right. Unless otherwise indicated, the named person has sole investment and voting power with respect to the shares set forth in the table.

                                                      NUMBER            % OF
NAME AND ADDRESS*                                    OF SHARES       OUTSTANDING
-----------------                                    ---------       -----------
Bradley T. MacDonald ...........................     1,270,373(1)      11.6%
Donald F. Reilly ...............................        65,452          0.6%
Michael C. MacDonald ...........................        39,354          0.4%
Scott Zion .....................................       192,000          1.8%
Mary Travis ....................................         5,340          0.05%
Michael J. McDevitt ............................        13,900          0.1%

Executive Officers and Directors as a group
     (8 persons) ...............................     1,666,005         15.1%

*The address is c/o Medifast, Inc., 11445 Cronhill Drive, Owings Mills, Maryland 21117

(1) Mr. MacDonald beneficially owns 1,090,373 shares of common stock and 90,000 shares of voting Series "C" Preferred Convertible Stock. Mrs. Shirley D. MacDonald and Ms. Margaret E. MacDonald, wife and daughter of Mr. MacDonald, individually or jointly own 442,625 shares of stock.

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

*** Filed as an exhibit to 10KSB, dated April 15, 1999 of the Company, file No. 000-23016.

      (b)   Reports on Form 8-K

March 23, 2004, to report the official 2004 financial guidance

July 2, 2004, to report the Company had decreased 2004 guidance

September  10, 2004 to report the Annual  Meeting of  Shareholders  September 3,
2004

ITEM 14. ACCOUNTING FEES

      In 2004, the Company incurred $70,000 in accounting fees as compared to $60,000 in 2003. These fees include work performed on quarterly audits and the preparation of the Company's 10-QSB's and 10-KSB.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIFAST, INC.
(Registrant)


BRADLEY T. MACDONALD
-------------------------
Bradley T. MacDonald
Chairman, CEO & CFO
Dated: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

          Name                               Title                     Date


BRADLEY T. MACDONALD                Chairman of the Board,        March 14, 2005
---------------------------------   Director, Chief Executive
Bradley T. MacDonald                Officer and Chief  Financial
                                    Officer


SCOTT ZION                          Director                      March 14, 2005
---------------------------------
Scott Zion


/s/ MICHAEL C. MACDONALD            Director                      March 14, 2005
---------------------------------
Michael C. MacDonald


/s/ MARY T. TRAVIS                  Director                      March 14, 2005
---------------------------------
Mary T. Travis


/s/ REV. DONALD F. REILLY, OSA      Director                      March 14, 2005
---------------------------------
Rev. Donald F. Reilly, OSA


/s/ MICHAEL J. MCDEVITT             Director                      March 14, 2005
---------------------------------
Michael J. McDevitt



/s/ JOSEPH D. CALDERONE             Director                      March 14, 2005
---------------------------------
Joseph D. Calderone

                       MEDIFAST, INC. AND ITS SUBSIDIARIES

                                    CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS                                           PAGE

Report of Independent Registered Public Accounting Firm ...............      F-2

Balance sheets as of December 31, 2004 and 2003 .......................      F-3

Statements of income for the years ended
  December 31, 2004 and 2003 ..........................................      F-4

Statement of changes in stockholders' equity and
  comprehensive loss for the years ended
  December 31, 2004 and 2003 ..........................................      F-5

Statements of cash flow for the years ended
  December 31, 2004 and 2003 ..........................................      F-6

Notes to consolidated financial statements ............................      F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Medifast, Inc.
Owings Mills, Maryland

We have audited the consolidated balance sheets of Medifast, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medifast, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Bagell, Josephs & Company, LLC

Gibbsboro, New Jersey
March 4, 2005

                         MEDIFAST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31, 2004  December 31, 2003
                                                                                          -----------------  -----------------
ASSETS
CURRENT ASSETS:
      Cash                                                                                   $    612,000       $  2,524,000
      Accounts receivable-net of allowance for doubtful accounts of $87,000 and $55,000         1,063,000            641,000
      Inventory                                                                                 4,251,000          2,988,000
      Investment securities                                                                     2,626,000          3,983,000
      Deferred compensation                                                                       321,000            321,000
      Prepaid expenses and other current assets                                                 1,079,000            936,000
      Current portion of deferred tax asset                                                        19,000            596,000
                                                                                             ------------       ------------
           TOTAL CURRENT ASSETS                                                                 9,971,000         11,989,000

Property, plant and equipment - net                                                             8,698,000          7,449,000
Trademarks and intangibles - net                                                                7,138,000          4,419,000
Deferred tax asset, net of current portion                                                         91,000                 --
Other assets                                                                                       70,000            375,000
                                                                                             ------------       ------------
           TOTAL ASSETS                                                                      $ 25,968,000       $ 24,232,000
                                                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                                  $    940,000       $  1,714,000
      Income taxes payable                                                                        674,000                 --
      Dividends payable                                                                            65,000             58,000
      Line of credit                                                                              369,000             55,000
      Current maturities of long-term debt                                                        458,000            764,000
                                                                                             ------------       ------------
           TOTAL CURRENT LIABILITIES                                                            2,506,000          2,591,000

      Long-term debt, net of current portion                                                    4,256,000          4,564,000
                                                                                             ------------       ------------
           TOTAL LIABILITIES                                                                    6,762,000          7,155,000
                                                                                             ------------       ------------

STOCKHOLDERS' EQUITY:

SeriesB Convertible Preferred Stock; par value $1.00; 600,000 shares
      authorized; 300,614 and 403,734 shares issued and outstanding                               301,000            404,000
Series C Convertible Preferred Stock; stated value $1.00;
      1,015,000 shares authorized; 200,000 and 267,000 shares issued and outstanding              200,000            267,000
Common stock; par value $.001 per share; 15,000,000 shares authorized;
      11,001,070 and 10,482,609 shares issued and outstanding                                      11,000             10,000
Additional paid-in capital                                                                     20,556,000         20,120,000
Accumulated comprehensive loss                                                                    (39,000)           (25,000)
Accumulated deficit                                                                            (1,287,000)        (3,016,000)
                                                                                             ------------       ------------
                                                                                               19,742,000         17,760,000
Less: cost of 78,160 and 83,863 shares of common stock in treasury                               (536,000)          (683,000)
                                                                                             ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                                     19,206,000         17,077,000
                                                                                             ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 25,968,000       $ 24,232,000
                                                                                             ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                         MEDIFAST, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         YEARS ENDED DECEMBER 31,
                                                         2004               2003
                                                    ------------       ------------
Revenue                                             $ 27,340,000       $ 25,379,000
Cost of sales                                         (6,746,000)        (6,825,000)
                                                    ------------       ------------
GROSS PROFIT                                          20,594,000         18,554,000

Selling, general, and administration                 (17,590,000)       (14,956,000)

                                                    ------------       ------------
INCOME FROM OPERATIONS                                 3,004,000          3,598,000

OTHER INCOME (EXPENSE):
     Interest expense                                   (245,000)          (150,000)
     Interest income                                     154,000            110,000
     Other expense                                        (7,000)                --
                                                    ------------       ------------
                                                         (98,000)           (40,000)
                                                    ------------       ------------

NET INCOME BEFORE PROVISION FOR INCOME TAXES           2,906,000          3,558,000
Provision for income taxes                            (1,159,000)        (1,148,000)
                                                    ------------       ------------

NET INCOME                                             1,747,000          2,410,000
                                                    ------------       ------------

Less:  Preferred stock dividend requirement              (18,000)           (58,000)
                                                    ------------       ------------

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS      $  1,729,000       $  2,352,000
                                                    ============       ============

Basic earnings per share                            $       0.16       $       0.25
                                                    ============       ============
Diluted earnings per share                          $       0.14       $       0.22
                                                    ============       ============

Weighted average shares outstanding -
     Basic                                            10,832,360          9,305,731
                                                    ============       ============
     Diluted                                          12,413,424         10,952,367
                                                    ============       ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                         MEDIFAST, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                          EQUITY AND COMPREHENSIVE LOSS
                        FOR THE YEARS ENDED 2004 AND 2003

                                           SERIES B                       SERIES C
                                 ---------------------------     ---------------------------
                                       PREFERRED STOCK                PREFERRED STOCK                  COMMON STOCK
                                 ---------------------------     ---------------------------     -------------------------------
                                                   Stated                         Stated                         Par Value
                                   Number           Value          Number          Value           Number          $0.00
                                 of Shares         Amount         of Shares        Amount         of Shares        Amount
                                 -----------     -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2002           521,290     $   521,000         985,000     $   985,000       7,204,693     $     7,000

Preferred converted to
Common Stock                        -117,556        -117,000        -718,000        -718,000       1,671,108           2,000

Options exercised to
Common Stock                                                                                         615,714

Warrants Converted to
Common Stock                                                                                         288,724

Common Stock issued to
Directors, consultants
and acquisitions                                                                                     665,970           1,000

Common Stock issued
for Series "C" dividend                                                                               36,400

Dividend paid in stock

Net Income
                                 -----------     -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2003           403,734         404,000         267,000         267,000      10,482,609          10,000

Preferred converted to
Common Stock                        -103,120        -103,000         -67,000         -67,000         340,240

Options exercised to
Common Stock                                                                                          47,221           1,000

Warrants Converted to
Common Stock                                                                                          46,700

Conversion of debt to equity                                                                          55,400

Conversion of debt to
equity out of Treasury

Common stock issued to
Consultants                                                                                           15,500

Shares issued out of
Treasury

Common Stock issued
for Series "C" dividend                                                                               13,400

Dividend paid in stock

Net Income
                                 -----------     -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2004           300,614     $   301,000         200,000     $   200,000      11,001,070     $    11,000
                                 ===========     ===========     ===========     ===========     ===========     ===========

                                                                    COMMON STOCK
                                --------------------------------------------------------------------------------
                                    Additional                       Accumulated
                                     Paid-In      Accumulated       Comprehensive                      Treasury
                                     Capital        Deficit             Loss            Total            Stock
                                   -----------     -----------      -----------      -----------     -----------
Balance, December 31, 2002         $ 9,613,000     ($5,381,000)     $        --      $ 5,745,000     ($  167,000)

Preferred converted to
Common Stock                           833,000

Options exercised to
Common Stock                           590,000                                           590,000        -516,000

Warrants Converted to
Common Stock                           350,000                                           350,000

Common Stock issued to
Directors, consultants
and acquisitions                     8,716,000                                         8,717,000

Common Stock issued
for Series "C" dividend                 18,000                                            18,000

Dividend paid in stock                                 -45,000                           -45,000

Net Income                                           2,410,000          -25,000        2,385,000
                                   -----------     -----------      -----------      -----------     -----------
Balance, December 31, 2003          20,120,000      -3,016,000          -25,000       17,760,000        -683,000

Preferred converted to
Common Stock                           170,000

Options exercised to
Common Stock                            34,000                                            35,000         -31,000

Warrants Converted to
Common Stock                           125,000                                           125,000        -123,000

Conversion of debt to equity            28,000                                            28,000

Conversion of debt to
equity out of Treasury                 114,000                                           114,000         166,000

Common stock issued to
Consultants                             93,000                                            93,000         135,000

Shares issued out of
Treasury                              -135,000                                          -135,000         135,000

Common Stock issued
for Series "C" dividend                  7,000          -7,000

Dividend paid in stock                                 -11,000                           -11,000

Net Income                                           1,747,000          -14,000        1,733,000
                                   -----------     -----------      -----------      -----------     -----------
Balance, December 31, 2004         $20,556,000     ($1,287,000)     ($   39,000)     $19,742,000     ($  536,000)
                                   ===========     ===========      ===========      ===========     ===========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                         MEDIFAST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                          Years Ended December 31,
                                                                             2004             2003
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $ 1,747,000      $ 2,410,000
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
        PROVIDED BY OPERATING ACTIVITIES FROM OPERATIONS:
        Depreciation and amortization                                      1,310,000          677,000
        Realized (gain) loss on investment securities                         19,000           (1,000)
        Common stock issued for services                                      93,000          207,000
        Net change in other comprehensive (loss)                             (14,000)              --
        Deferred income taxes                                                486,000        1,138,000

CHANGES IN ASSETS AND LIABILITIES:
        (Increase) in accounts receivable                                   (422,000)        (357,000)
        (Increase) in inventory                                           (1,263,000)      (1,729,000)
        (Increase) in prepaid expenses and other current assets             (143,000)        (735,000)
        (Increase) in deferred compensation                                       --         (350,000)
        Decrease in other assets                                             305,000               --
        (Decrease) increase in accounts payable and accrued expenses        (460,000)         488,000
        Increase in income taxes payable                                     674,000               --
                                                                         -----------      -----------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                    2,332,000        1,748,000
                                                                         -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Maturities (purchase) of certificates of deposit                         (112,000)         418,000
   Sale (purchase) of investment securities, net                           1,450,000       (3,982,000)
   Purchase of building                                                     (566,000)      (1,980,000)
   Purchase of property and equipment                                     (1,425,000)      (1,353,000)
   Purchase of intangible assets                                          (3,287,000)      (2,128,000)
                                                                         -----------      -----------
              NET CASH (USED IN) INVESTING ACTIVITIES                     (3,940,000)      (9,025,000)
                                                                         -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Issuance of common stock, options and warrants                              7,000        6,722,000
   (Decrease) increase in line of credit, net                                314,000          (36,000)
   Proceeds from long-term debt                                              475,000        2,669,000
   Principal repayments of long-term debt                                 (1,089,000)        (346,000)
   Dividends paid on preferred stock                                         (11,000)         (45,000)
                                                                         -----------      -----------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (304,000)       8,964,000
                                                                         -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                      (1,912,000)       1,687,000

Cash and cash equivalents - beginning of the year                          2,524,000          837,000
                                                                         -----------      -----------
Cash and cash equivalents - end of year                                  $   612,000      $ 2,524,000
                                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                         $   245,000      $   154,000
                                                                         ===========      ===========
   Income taxes                                                          $        --      $        --
                                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITY:
  Conversion of preferred stock B and C to common stock                  $   170,000      $   835,000
                                                                         ===========      ===========
  Common stock for services                                              $    93,000      $   207,000
                                                                         ===========      ===========
  Common stock for intangibles and fixed assets                          $        --      $ 1,949,000
                                                                         ===========      ===========
  Conversion of debt to equity                                           $   307,000      $        --
                                                                         ===========      ===========
  Preferred Stock Dividends                                              $     7,000      $    18,000
                                                                         ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE A - BUSINESS

      Medifast, Inc. (the "Company", or "Medifast") is a Delaware corporation, incorporated in 1980. The Company's operations are primarily conducted through five of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc. ("Jason"), Take Shape for Life, Inc. ("TSFL"), Jason Enterprises, Inc., Jason Properties, LLC and Seven Crondall, LLC. The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products. Medifast, Inc.'s product lines include weight and disease management, meal replacement and sports nutrition products manufactured in a modern, FDA approved facility in Owings Mills, Maryland.

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

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

[1] PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Take Shape For Life, Inc., Seven Crondall Associates, LLC, Jason Properties, LLC and Jason Enterprises, Inc. All inter-company accounts have been eliminated.

[2] CASH AND CASH EQUIVALENTS:

      For the purposes of the consolidated statements of cash flow, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2004, the Company had invested in four $100,000 certificates of deposit, of which three are considered cash equivalents.

      At December 31, 2003, the Company had invested in four $100,000 certificates of deposit, which are considered cash equivalents. The Company also invested $465,000 in miscellaneous investments through Merrill Lynch. These investments are considered cash equivalents due to terms of maturity.

[3] ACCOUNTS RECEIVABLE:

      Accounts receivable are recorded net of reserves for sales returns and allowances, and net of provisions for doubtful accounts. Allowances for sales returns and discounts are based on an analysis of historical trends, and allowances for doubtful accounts are based primarily on an analysis of aging accounts receivable balances and on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

[4] INVENTORY:

      Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs.

[5] ADVERTISING:

      Advertising costs such as preparation, layout, design and production of advertising are deferred. They are expensed when the advertisement is first used, except for the costs of executory contracts, which are amortized as performance under the contract is received. Advertising costs deferred at December 31, 2004 and 2003, were $478,000 and $295,000 respectively. Advertising expense for the years ended December 31, 2004 and 2003 amounted to $1,055,000 and $2,233,000, respectively.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[6] PROPERTY, PLANT AND EQUIPMENT:

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

[7] INCOME TAXES:

      The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

[8] EARNINGS PER COMMON SHARE:

      Basic earnings per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings per share exclude any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share.

[9] REVENUE:

      Revenue from sales is recognized when the product is shipped to customers or purchased by wholesale customers.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[10] ESTIMATES:

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

[11] FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying amounts reported in the consolidated balance sheets for cash, certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of the financial instruments.

      The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

[12] CONCENTRATION OF CREDIT RISK:

      Financial instruments that potentially subject the Company to credit risk consist of cash, certificates of deposit, investment securities and trade receivables. Cash, certificates of deposit and investment securities at December 31, 2004 and 2003, include amounts deposited with multiple financial institutions that exceed the federal insurance coverage by $3,525,000 and $3,862,000, respectively. The Company markets its products primarily to medical professionals, clinics, and Internet medical sales and has no substantial concentrations of credit risk in its trade receivables.

      As of December 31, 2004 and 2003, the Company had two customers that individually represented over 10% of the accounts receivable and in the aggregate, approximately 49% and 26% of the accounts receivable, respectively.

[13] STOCK-BASED COMPENSATION:

      The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[13] STOCK-BASED COMPENSATION (CONTINUED)

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

      If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

                                                                                    Year Ended December 31
                                                                                   2004               2003
                                                                               -------------      -------------
            Net income:
                As reported                                                    $   1,747,000      $   2,410,000

                Total stock-based employee compensation expense determined under fair value based method for all awards, net of
                related tax effects                                                 (108,000)          (403,000)
                                                                               -------------      -------------

                Pro forma                                                      $   1,639,000      $   2,007,000
                                                                               =============      =============
            Net income per share:
                as reported:
                    Basic                                                      $        0.06      $        0.25

                    Diluted                                                    $        0.14      $        0.22

                Pro forma:
                    Basic                                                      $        0.15      $        0.21

                    Diluted                                                    $        0.13      $        0.18

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[13] STOCK-BASED COMPENSATION: (CONTINUED)

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

      For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                    2004             2003
                                                  -------          -------
            Dividend yield                           0.0%             0.0%
            Expected volatility                      0.40             0.40
            Risk-free interest rate                  4.50%         3.00%-5.00%
            Expected life in years                  1-5               1-5

      The weighted average fair value at date of grant for options granted during the years 2004 and 2003 were $8.60 and $5.32, respectively, using the above assumptions.

      The following summarizes the stock option activity for the years ended December 31:

                                                                          2004                                 2003
                                                                          ----                                 ----
                                                                                Weighted                                Weighted
                                                                                 Average                                Average
                                                                                 Exercise                               Exercise
                                                               Shares             Price              Shares              Price
                                                             -----------        -----------        -----------        -----------
            Outstanding at beginning of year                     439,455        $      1.76            891,669        $      0.69
            Options granted                                       30,000               8.60            163,500               5.32
            Options reinstated                                         0               0.00                  0               0.00
            Options exercised                                    (47,221)             (1.19)          (615,714)             (1.16)
            Options forfeited or expired                         (32,837)             (7.01)                (0)              0.00
                                                             -----------        -----------        -----------        -----------

            Outstanding at end of year                           389,397        $      1.51            439,455        $      1.76
                                                             ===========        ===========        ===========        ===========

            Options exercisable at year end                      350,336        $      1.11            302,668        $      0.76
                                                             ===========        ===========        ===========        ===========
            Options available for grant at end of year           860,603                               810,545
                                                             ===========                           ===========

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[13] STOCK-BASED COMPENSATION: (CONTINUED)

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

                         Options Outstanding                    Options Exercisable
                         -------------------                    -------------------
                                       Weighted
                                        Average
                                      Contractual     Weighted                        Weighted
  Range of                               Life         Average                         Average
  Exercise             Number          Remaining      Exercise         Number         Exercise
   Prices            Outstanding      (in Years)       Price        Exercisable        Price
   ------            -----------      ----------       -----        -----------        -----
    $0.25               150,000           1.0          $0.25          150,000          $0.25
    $0.32                16,670           2.5          $0.32           16,670          $0.32
    $0.50               100,000           1.6          $0.50          100,000          $0.50
    $0.65                 8,334           3.6          $0.65            8,334          $0.65
    $0.80                16,666           3.3          $0.80           16,666          $0.80
    $0.86                 1,667           3.3          $0.86            1,667          $0.86
    $1.23                 6,668           3.5          $1.23            6,668          $1.23
    $1.26                16,667           3.5          $1.26           16,667          $1.26
    $1.60                 8,334           3.6          $1.60                -          $1.60
    $4.80                22,391           4.1          $4.80           15,999          $4.80
    $8.26                 2,000           4.2          $8.26            1,000          $8.26
    $8.60                30,000           4.8          $8.60            9,999          $8.60
   $11.15                10,000           4.3          $11.15           6,666          $11.15
                        -------           ---          -----          -------          -----
                        389,397           2.2          $1.51          350,336          $1.11
                        =======           ===          =====          =======          =====

[14] SEGMENT INFORMATION

      In 2004 and 2003, the Company's international joint venture arrangements for distribution of goods in the Asian market were responsible for the revenue recognition of approximately $488,000 and $2,000,000, respectively.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[14] SEGMENT INFORMATION (CONTINUED)

In 2004 and 2003,  the  Company's  retail  distribution  through the division of
Consumer   Choice  Systems   recognized   revenue  of  $2,134,000  and  $979,000
respectively.

[15] RECENT ACCOUNTING PRONOUNCEMENTS

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

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[15] RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable.

            It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

            In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

            In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No.
51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

[16] INVESTMENTS

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

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

[17] RECLASSIFICATIONS

      Certain amounts for the year ended December 31, 2003 have been reclassified to conform to the presentation of the December 31, 2004 amounts. The reclassifications have no effect on net income for the year ended December 31, 2003.

NOTE C - INVENTORY

      Inventory consists of the following at December 31, 2004 and 2003:

                                                         2004             2003
                                                     ----------       ----------
      Raw materials                                  $1,085,000       $  813,000
      Packaging                                         958,000          694,000
      Finished goods                                  2,208,000        1,481,000
                                                     ----------       ----------
                                                     $4,251,000       $2,988,000

NOTE D - PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment as of December 31, 2004 and 2003, consist of the following:

                                                         2004             2003
                                                     ----------       ----------
      Land                                           $  650,000       $  565,000
      Building and building improvements              6,666,000        5,937,000
      Equipment and fixtures                          4,062,000        2,876,000
      Vehicle                                            11,000           20,000
                                                     ----------       ----------
                                                     11,389,000        9,398,000
Less accumulated depreciation and amortization        2,691,000        1,949,000
                                                     ----------       ----------
      Property, plant and equipment - net            $8,698,000       $7,449,000
                                                     ==========       ==========

      Substantially all of the Company's property, plant and equipment are pledged as collateral for various loans (see Note I).

      Depreciation expense for the years ended December 31, 2004 and 2003 were $742,000 and $421,000, respectively.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE E - TRADEMARKS

      A summary of Trademarks and Intangibles as of December 31, 2004 and 2003 consist of the following:

                                                         2004             2003
                                                     ----------       ----------
      Trademarks                                     $1,010,000       $  660,000
      Customer Lists                                  1,728,000        1,100,000
      Other Intangibles                               5,053,000        2,744,000
                                                     ----------       ----------
                                                      7,791,000        4,504,000
      Less accumulated amortization                     653,000           85,000
                                                     ----------       ----------
      Trademarks and intangibles                     $7,138,000       $4,419,000
                                                     ==========       ==========

      Amortization expense for the years ended December 31, 2004 and 2003 were $568,000 and $227,000, respectively.

NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses as of December 31, 2004 and 2003 consist of the following:

                                                         2004             2003
                                                     ----------       ----------
      Trade payables                                 $  343,000       $  969,000
      Accrued expenses and other                        116,000          121,000
      Accrued payroll and related taxes                 215,000           96,000
      Sales commissions payable                         266,000          360,000
      Deferred revenue                                       --          168,000
                                                     ----------       ----------
      Total                                          $  940,000       $1,714,000
                                                     ==========       ==========

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE G - OPERATING LEASES

            The Company leases office space for its eleven corporately owned Hi-Energy Weight Control Clinics under lease terms ranging from one to five year leases commencing 2004. Monthly payments under the leases range in price from $1,120 to $2,695. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

            The following is a schedule by years of future minimum rental payments required under operating lease that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004:

                   For the Years Ending
                   December 31,

                            2005                                     $ 238,737
                            2006                                       208,605
                            2007                                       166,355
                            2008                                       121,871
                            2009                                       117,038
                                                                     ---------

                   Total minimum payments required                   $ 852,606
                                                                     =========

NOTE H - INCOME TAXES

            At December 31, 2004 and 2003, the principal components of the net deferred tax assets are as follows:

                                                           2004             2003
                                                     ----------       ----------
      Net operating loss carry forwards              $       --       $  290,000
      Accounts receivable                                19,000           32,000
      Inventory overhead and write downs                     --          274,000
      Trademarks and intangibles                         91,000               --
                                                     ----------       ----------
            Total deferred tax assets                   110,000          596,000
            Current benefit                              19,000          596,000
                                                     ----------       ----------
                                                     $   91,000       $       --
                                                     ==========       ==========

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE H - INCOME TAXES (CONTINUED)

A reconciliation of the federal statutory rate to the income tax expense is as follows:

                                                              Year Ended
                                                              December 31,
                                                              ------------
                                                         2004             2003
                                                     ----------       ----------
      Income tax based on federal statutory rate     $  600,000       $  973,000
      State and local tax, net of federal benefit        90,000          175,000
      Deferred income tax expense                       469,000               --
                                                     ----------       ----------
      Income tax expense                             $1,159,000       $1,148,000
                                                     ==========       ==========

NOTE I - LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt as of December 31, 2004 and 2003, consist of the following:

                                                                              2004         2003
                                                                          ----------   ----------
$2,850,000 fifteen year term loan secured by the building and land
     at a variable rate which was 5.14% at December 31, 2004              $2,391,000   $2,581,000
$1,760,000 ten-year reducing revolver line of credit rate at LIBOR
     plus 220 bps , which was 4.59% on December 31, 2004                   1,623,000    1,740,000
$186,976 three-year term loan secured by 20,000 restricted common
     shares variable rate which was 8.25% at December 31, 2004               111,000      151,000
$200,000 five-year term loan secured by equipment
    fixed rate was 3% at December 31, 2004                                   130,000      172,000
$475,000 seven-year loan secured by the building and land at a variable rate at LIBOR plus 250 bps, which was 4.91% on
     December 31, 2004                                                       459,000           --
$220,000 two-year term loan secured by equipment at a floating rate
    which was 6% at December 31, 2003                                             --       73,000
$100,000 unsecured note payable at a fixed rate of 3%, discounted to an
     incremental borrowing rate of 12%                                            --       59,000
Note payable over 3 years secured by vehicle at a fixed rate of 12.25%            --        2,000
$550,000 agreement three years secured by certain assets of the Company
    variable rate, which was prime floating at December 31, 2003                  --      550,000
                                                                          ----------   ----------
                                                                           4,714,000    5,328,000
Less current portion                                                         458,000      764,000
                                                                          ----------   ----------
                                                                          $4,256,000   $4,564,000
                                                                          ==========   ==========

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE I - LONG-TERM DEBT AND LINE OF CREDIT (CONTINUED)

Future principal payments on long-term debt for the next 5 years are as follows:

            2005 .....................      $  458,000
            2006 .....................         475,000
            2007 .....................         421,000
            2008 .....................         376,000
            2009 .....................         379,000
            Thereafter................       2,605,000
                                            ----------
                                            $4,714,000
                                            ==========

      The Company has established a $5 Million revolving line of credit at the LIBOR rate plus 2% with Mercantile Safe Deposit and Trust Company secured by substantially all of the assets of Jason Pharmaceuticals, Inc. The outstanding balance on this line was $369,000 and $55,000 at December 31, 2004 and 2003, respectively. Effective January 17, 2004, $366,000 of the line of credit was converted to a note payable secured by all assets of Jason Pharmaceuticals excluding trade marks at a variable rate at libor plus 250 basis points which was 4.4% on December 31, 2004.

NOTE J - EMPLOYMENT AGREEMENTS

      The CEO of Medifast, Inc., Bradley T. MacDonald, has a two-year employment agreement for an aggregate annual base salary of $225,000 with a bonus potential of 50% of base salary provided the Company makes its profit plan per the Board approved forecast. This contract has been extended to December 31, 2007. Due to the inequities of funding a retirement plan in the 401K, and in recognition of the performance responsible for the turnaround of the Company, the Board of Directors approved a Selective Executive Retirement Compensation Plan funded by the form of deferred compensation. The Deferred Compensation Plan will be funded up to $350,000 by a dollar for dollar match program, having Mr. MacDonald defer $175,000, followed by a Company match of $175,000. In June 2004 The Board of Directors authorized an additional $50,000 to be deferred by Mr. MacDonald followed by a Company match of $50,000. This brought the Selective Executive Retirement Compensation Plan total funded value to $450,000. Mr. MacDonald exercised 100,000 options at $.25 in January 2003 and 15,000 options at $.75 in March 2003. He has no options remaining available to exercise.

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

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE L - SERIES "B" CONVERTIBLE PREFERRED STOCK

      In January 2000, the Company was authorized to issue 600,000 Series "B" Convertible Preferred Stock ("Preferred Stock B") par value $1.00 per share. Each share is entitled to a dividend of 10% of liquidation value $1.00 ($.10) per share and is to be converted on January 15, 2005 unless converted prior thereto. Each holder of Preferred Series "B" stock is entitled to four votes per share in all matters in which holders of the Company's common stock are entitled to vote. These shares were converted to common stock in January 2005. (See note
Q).

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

      Throughout the year of 2004, 103,120 shares of Series "B" Convertible Preferred Stock were converted into 206,240 shares of Common Stock. As of December 31, 2004 there were 300,614 shares of Series "B" Convertible Preferred Stock remaining.

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

      Throughout the year of 2004, 67,000 shares of Series "C" Preferred Convertible Stock were converted into 134,000 shares of Common Stock. As of December 31, 2004 there were 200,000 shares of Series "C" Preferred Convertible Stock remaining.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE N - WARRANTS

      During 2003, the Company issued 200,000 warrants to James Paradis and Anthony Burrascono, both affiliated with Villanova University and 200,000 warrants to Mr. David Scheffler, an investment banker, for advisory and consulting services provided to the Company. The warrants vest in five equal installments of 40,000 warrants per year over a five-year period. These are five-year warrants to purchase common shares at an exercise price of $4.80 per share. These warrants may be cancelled, with a 90-day notice, if the consultants fail to perform to the satisfaction of the Company.

      During 2003, the Company issued 50,000 warrants to Consumer Choices Systems, Inc. ("CCS") as part of the payment for the purchase of the assets of CCS. These warrants are three-year warrants to purchase common shares at an exercise price of $10.00 per share. Of this amount, 25,000 warrants were exercised in 2003.

      During 2003, the Company issued 63,750 warrants and 18,750 warrants to Mainfield Enterprises, Inc. and Portside Growth & Opportunity Fund. These warrants are five-year warrants to purchase common shares at exercise prices of $16.78 per share, which was equal to one hundred fifteen percent (115%) of the five-day volume weighted average price, all pursuant to the terms of that certain Securities Purchase Agreement by and between the Company and Mainfield Enterprises, Inc. and Portside Growth & Opportunity Fund dated as of July 24, 2003.

      During 2004, there were 40,000 warrants exercised at $4.80 and 6,700 warrants exercised at $0.35.

      The fair value of these warrants were estimated using the Black-Scholes pricing model with the following assumptions: interest rate 4.5%, dividend yield 0%, volatility 0.40 and expected life of five years.

      The Company has the following warrants outstanding for the purchase of its common stock:

                                                            Year Ended
                                                           December 31,
Exercise                                             ----------------------
  Price       Expiration Date                          2004          2003
  -----       ---------------                        -------        -------
 $0.35        August, 2004                                --         40,100
 $0.35        March, 2005                              2,000             --
 $0.625       September, 2004                             --          2,500
 $4.80        April, 2008                            360,000        400,000
$10.00        June, 2006                              25,000         25,000
$16.78        July, 2008                              82,500         82,500
                                                     -------        -------
                                                     469,500        550,100
                                                     =======        =======

              Weighted average exercise price        $  7.16        $  6.49
                                                     =======        =======

      As of December 31, 2004, 229,500 of the warrants are exercisable.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE O - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

      The Company, like other manufacturers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury.

NOTE P - LITIGATION

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

      A former consultant continues to claim that he transferred his personal Medifast stock to a third party organization in 2000, in an attempt to keep these assets out of his bankrupt estate and therefore outside the jurisdiction of the Bankruptcy Court. The Company contests, and will vigorously defend, all such claims made by him. The Trustee in Bankruptcy for the former consultant's bankruptcy estate has determined that he had no authority to transfer these shares from his estate, and has concluded that the attempted transfer was therefore invalid. The Trustee has demanded that he produce the shares, and plans to file a petition with the Bankruptcy Court requesting that the Court order him to do so. These assets will be made a part of the bankrupt estate and will be used to pay creditors.

NOTE Q - SUBSEQUENT EVENTS

      In January 2005, the remainder of the Series "B" Convertible Preferred Stock was converted to Common Stock in accordance with the terms and conditions of the original offering statement, dated January 19, 2000. The offering stated that the holders, at the time of conversion, are to receive a dividend at a rate of 10% per annum and that "interest" will be paid in Common Stock.