Form 10-Q
period 2005-03-31
MEDIFAST INC
filed 2005-05-10
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005            Commission File No. 0-23016

                                 Medifast, Inc.
              (Exact name of small business issuer in its charter)

                        Delaware                                                 13-3714405
--------------------------------------------------------------     ------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

       11445 Cronhill Drive, Owings Mills, MD                                      21117
       --------------------------------------                                    ----------
           (Address of principal offices)                                        (Zip Code)

Registrant's telephone number, including Area Code:         (410) 581-8042
                                                        ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF MARCH 31, 2005:
12,173,456 SHARES

                                      Index


PART I
FINANCIAL INFORMATION:

              Condensed Consolidated Balance Sheets -
                  March 31, 2005 (unaudited) and December 31, 2004 (audited)....................  3

              Condensed Consolidated Statements of Income -
                  Three Months Ended March 31, 2005 and 2004 (unaudited)........................  4

              Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2005 and 2004 (unaudited)........................  5

              Notes to Condensed Consolidated Financial Statements..............................  6

              Management Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................... 10


PART II

              Signature Page.................................................................... 13


              Index to Exhibits..................................................................14

                  31.1
                  31.2
                  32.1

                         MEDIFAST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    March 31, 2005           December 31, 2004
                                                                                      (Unaudited)                (Audited)
   ASSETS
   CURRENT ASSETS:
      Cash                                                                                 $ 916,000                  $ 612,000
      Accounts receivable-net of allowance for doubtful accounts of $100,000               1,159,000                  1,063,000
      and $87,000, respectively
      Inventory                                                                            4,462,000                  4,251,000
      Investment securities                                                                2,635,000                  2,626,000
      Deferred compensation                                                                  321,000                    321,000
      Prepaid expenses and other current assets                                            1,293,000                  1,079,000
      Deferred tax asset                                                                      24,000                     19,000
                                                                                   ------------------       --------------------
           TOTAL CURRENT ASSETS                                                           10,810,000                  9,971,000

   Property, plant and equipment - net                                                     8,981,000                  8,698,000
   Trademarks and intangibles - net                                                        6,937,000                  7,138,000
   Deferred tax asset, net of current portion                                                121,000                     91,000
   Other assets                                                                               70,000                     70,000
                                                                                   ------------------       --------------------

           TOTAL ASSETS                                                                 $ 26,919,000               $ 25,968,000
                                                                                   ==================       ====================

   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                              $ 1,136,000                  $ 940,000
      Income taxes payable                                                                   357,000                    674,000
      Dividends payable                                                                       65,000                     65,000
      Line of credit                                                                         660,000                    369,000
      Current maturities of long-term debt                                                   555,000                    458,000
                                                                                   ------------------       --------------------
           TOTAL CURRENT LIABILITIES                                                       2,773,000                  2,506,000

      Long-term debt, net of current portion                                               4,398,000                  4,256,000
                                                                                   ------------------       --------------------
           TOTAL LIABILITIES                                                               7,171,000                  6,762,000
                                                                                   ------------------       --------------------

   STOCKHOLDERS' EQUITY:

   Series B Convertible Preferred Stock; par value $1.00; 600,000 shares
      authorized; -0- and 300,614 shares issued and outstanding                                    -                    301,000
   Series C Convertible Preferred Stock; stated value $1.00;
      1,015,000 shares authorized; 200,000 shares issued and outstanding                     200,000                    200,000
   Common stock; par value $.001 per share; 15,000,000 authorized;
      12,173,456 and 11,001,070 shares issued and outstanding, respectively                   12,000                     11,000
   Additional paid-in capital                                                             21,229,000                 20,556,000
   Accumulated comprehensive loss                                                            (96,000)                   (39,000)
   Accumulated deficit                                                                    (1,061,000)                (1,287,000)
                                                                                   ------------------       --------------------
                                                                                          20,284,000                 19,742,000
   Less cost of 78,160 shares of common stock in treasury                                   (536,000)                  (536,000)
                                                                                   ------------------       --------------------
   TOTAL STOCKHOLDERS' EQUITY                                                              19,748,000                   19,206,000
                                                                                   ------------------       --------------------

   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                             $ 26,919,000               $ 25,968,000
                                                                                   ==================       ====================

     See accompanying notes to condensed consolidated financial statements.

                         MEDIFAST, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                2005                           2004
                                                                            (Unaudited)                    (Unaudited)

    Revenue                                                                 $ 8,326,000                    $ 6,817,000
    Cost of sales                                                             2,073,000                      1,350,000
                                                                  ----------------------         ----------------------
    GROSS PROFIT                                                              6,253,000                      5,467,000
    Selling, general, and administration                                      5,341,000                      4,548,000
                                                                  ----------------------         ----------------------

    INCOME FROM OPERATIONS                                                      912,000                        919,000

    Other income/(expense)
         Interest expense                                                       (65,000)                       (23,000)
         Interest income                                                         28,000                              -
         Other expense                                                          (21,000)                        (2,000)
                                                                  ----------------------         ----------------------

    INCOME BEFORE PROVISION FOR INCOME TAXES                                    854,000                        894,000
    Provision for income tax (expense)                                         (347,000)                      (247,000)
                                                                  ----------------------         ----------------------

    NET INCOME                                                                $ 507,000                      $ 647,000
                                                                  ======================         ======================


    Basic earnings per share                                                     $ 0.04                         $ 0.06
    Diluted earnings per share                                                   $ 0.04                         $ 0.05

    Weighted average shares outstanding -
         Basic                                                               11,916,241                     10,610,391
         Diluted                                                             12,729,459                     12,157,860


     See accompanying notes to condensed consolidated financial statements.

                         MEDIFAST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended March 31,
                                                                                  2005                 2004
                                                                              (Unaudited)           (Unaudited)
    Cash flows from operating activities:
       Net income                                                               $ 507,000           $ 647,000
       Adjustments to reconcile net income to net cash
            provided by (used in) operating activities from
            continuing operations:
            Depreciation and amortization                                         438,000             303,000
            Realized loss on investment securities                                 22,000                   -
            Common stock Issuanced for services                                   103,000              47,000
            Net change in other comprehensive (loss) income                       (57,000)              5,000
            Deferred income taxes                                                 (35,000)            246,000
            Provision for bad debts                                                13,000                   -

    Changes in assets and liabilities:
            (Increase) in accounts receivable                                    (109,000)           (147,000)
            (Increase) in inventory                                              (211,000)         (1,095,000)
            (Increase) in prepaid expenses & other current assets                (214,000)           (331,000)
            (Increase) in other assets                                                  -             (48,000)
            Increase (decrease) in accounts payable and accrued expenses          197,000            (214,000)
            (Decrease) in income taxes payable                                   (317,000)                  -
                                                                          ----------------     ---------------
                  Net cash provided by (used in) operating activities             337,000            (587,000)
                                                                          ----------------     ---------------

    Cash Flow from Investing Activities:
       Sale (purchase) of investment securities, net                              (32,000)              9,000
       Purchase of property and equipment                                        (486,000)            (82,000)
       Purchase of intangible assets                                              (34,000)           (121,000)
                                                                          ----------------     ---------------
                  Net cash (used in) investing activities                        (552,000)           (194,000)
                                                                          ----------------     ---------------

    Cash Flow from Financing Activities:
       Issuance of common stock, options and warrants                               1,000               6,000
       Increase in credit line, net                                               660,000              31,000
       Principal repayments of long-term debt                                    (131,000)           (241,000)
       Dividends paid on preferred stock                                          (11,000)                  -
                                                                          ----------------     ---------------
                  Net cash provided by (used in) financing activities             519,000            (204,000)
                                                                          ----------------     ---------------

    NET INCREASE (DECREASE)  IN CASH AND
        CASH EQUIVALENTS                                                          304,000            (985,000)

    Cash and cash equivalents - beginning of the period                           612,000           2,524,000
                                                                          ----------------     ---------------

    Cash and cash equivalents - end of period                                   $ 916,000         $ 1,539,000
                                                                          ================     ===============

    Supplemental disclosure of cash flow information:
       Interest paid                                                             $ 65,000            $ 23,000
                                                                          ================     ===============
       Income taxes                                                             $ 660,000                 $ -
                                                                          ================     ===============

    Supplemental disclosure of non cash activity:

      Conversion of preferred stock B and C to common stock                     $ 300,000            $ 50,000
                                                                          ================     ===============
      Common stock issued for services                                          $ 103,000            $ 47,000
                                                                          ================     ===============
    Preferred B and C stock dividends converted to common stock                 $ 269,000                 $ -
                                                                          ================     ===============
    Line of credit converted to long-term debt                                  $ 369,000                 $ -
                                                                          ================     ===============


See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL

         1.       Basis of Presentation

The condensed consolidated financial statements have been prepared by Medifast, Inc. (the Company), and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures contained herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.


         2.       Presentation of Financial Statements

The Company's condensed consolidated financial statements include the accounts of Medifast, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         3.       Inventories

Inventories consist principally of finished packaged foods, packaging and raw materials held in either the Company's manufacturing facility or distribution warehouse. Inventories are valued with cost determined using the first-in, first-out (FIFO) method.

         4.       Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company, in its acquisitions, recognized $893,850 of goodwill. The Company performs its annual impairment test for goodwill at year-end. As of March 31, 2005, the Company has determined that there is no impairment of its goodwill.

In addition, the Company has acquired other intangible assets, which include: customer lists, non-compete agreements, trademarks and patents. The non-compete agreements are being amortized over the legal life of the agreements ranging between 3 to 7 years. The customer lists are being amortized over a period ranging between 5 to 10 years based on management's best estimate of the expected benefits to be consumed or otherwise used up. Trademarks and patents are regularly reviewed to determine whether the facts and circumstances exist to indicate that the useful life is shorter than originally estimated or the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of its trademarks and patents by comparing the projected discounted net cash flows associated with the related asset, over their remaining lives, in comparison to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

                                      AS OF MARCH 31, 2005                          AS OF DECEMBER 31, 2004
                           --------------------------------------------    -------------------------------------------
                              GROSS CARRYING           ACCUMULATED            GROSS CARRYING           ACCUMULATED
                                  AMOUNT               AMORTIZATION               AMOUNT              AMORTIZATION
                           ---------------------    -------------------    ----------------------   ------------------
Customer lists                      $ 4,355,000              $ 555,000               $ 4,355,000            $ 394,000
Non-compete agreements                  840,000                320,000                   840,000              248,000
Trademarks and patents                1,735,000                 12,000                 1,703,000               12,000
Goodwill                                894,000                      -                   894,000
                           ---------------------    -------------------    ----------------------   ------------------
    Total                           $ 7,824,000              $ 887,000               $ 7,792,000            $ 654,000
                           =====================    ===================    ======================   ==================


AMORTIZATION EXPENSE FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 WAS AS
FOLLOWS:

                                                     2005                    2004
                                             ---------------------    -------------------
Customer lists                                          $ 161,000                 91,000
Non-compete agreements                                     72,000                 46,000
Trademarks and patents                                          -                      -
                                             ---------------------    -------------------

Total Trademarks and Intangibles                        $ 233,000              $ 137,000
                                             =====================    ===================


         5.                Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are generally three to seven years. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the related lease terms. Expenditures for repairs and maintenance are charged to expense as incurred, while major renewals and improvements are capitalized.

         6.                Income Per Common Share

Basic income per share is calculated by dividing net income by the weighted average number of outstanding common shares during the year. Basic income per share excludes any dilutive effects of options, warrants and other stock-based compensation.

         7.                Estimates

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


         8.                Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro-forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income per share including pro forma results would have been the amounts indicated below:

                                                     Three Months ended March 31

                                                                2005        2004
                                                                ----        ----
Net Income:
   As reported                                               $507,000    $647,000

       Total stock based director compensation
        expense determined under fair value based
       method for all awards, net of related tax effects     (247,000)   (169,725)
                                                             --------    --------
   Pro forma                                                 $260,000    $477,275
                                                             ========    ========

Net Income per share:
   As reported:
      Basic                                                      $.04        $.06

      Diluted                                                     .04         .05

  Pro forma:
      Basic                                                       .02         .05

      Diluted                                                     .02         .04

         9.       Recent Accounting Pronouncements

         ShareBased Payments

         In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, " FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compenasation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to 1) record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its' results and financial position.

         Inventory Costs

         In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), "Inventory Costs - an amendment of ARB No. 43, Chapter 4". FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. The Company does not expect FAS 151 to have a material impact on its results or financial statements.

         10.      Revenue Recognition

Revenue is recognized for product sales upon shipment and passing of risk to the customer and when estimates of discounts, rebates, promotional adjustments, price adjustments, returns, and other potential adjustments are reasonably determinable, collection is reasonably assured and the Company has no further performance obligations. These estimates are presented in the financial statements as reductions to net revenues and accounts receivable. Estimated sales returns, allowances and discounts are provided for.

Outbound shipping charges to customers and outbound shipping-related costs are netted and included in "cost of sales."

Returns - Consistent with industry practice, the Company maintains a return policy that allows its customers to return product within a specified period (30 days). Because the period of payment generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue when paid. The Company's estimate for returns is based upon its historical experience with actual returns. While such experience has allowed for reasonable estimation in the past, history may not always be an accurate indicator of future returns. The Company continually monitors its estimates for returns and makes adjustments when it believes that actual product returns may differ from the established accruals.

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

GENERAL


THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004


Revenues for the first three months of 2005 were $8,326,000, representing an increase of $1,509,000 (22%) from the $6,817,000 reported for the three-month period ending March 31, 2004. The growth in revenue was a result of the success of an effective advertising campaign. The campaign consisted of print, TV, internet and radio advertising that continued to increase throughout the quarter and as a result the Company believes consumer awareness in the Medifast brand was increased. The Take Shape For Life division continues to experience increased sales partially attributed to the introduction of the "Blueprint for Success" training program. The program educates the TSFL Health Advisors on how to effectively grow the TSFL business. The Company believes the program has helped to increase revenues and add new customers and Health Advisors.


Cost of sales for the first quarter of 2005 increased by $723,000 (54%) from 2004. Gross profit for the first quarter of 2005 increased by $786,000 (14%) from the first quarter of 2004. Selling, general and administrative expenses for the first quarter of 2005 were $5,341,000, which increased by $793,000 (17%) as compared to the same period in 2004, due to increased commissions from increased revenues as well as overall corporate infrastructure improvements. SG&A also increased due to initial expenses related to the opening of the corporate owned Hi-Energy Weight Control Clinics in Dallas, Texas without significant revenues to offset start-up expenses. Income from Operations was $912,000, a decrease of $7,000 or (1%).

The Company had fully diluted earnings per share of $0.04 in the first quarter of 2005, versus $0.05 in 2004. The decrease was primarily due to the dilution of 1,172,386 shares, related to the conversion of the remaining Series "B" preferred stock. Stockholder equity increased to $19,748,000, which is an increase of $542,000 (3%) compared to the period ending December 31, 2004.

SEASONALITY

The Company's weight management products and programs are subject to seasonality. Traditionally the holiday season in November/December of each year is considered poor for diet control products and services. January and February generally show increases in sales, as these months are considered the commencement of the "diet season." The Company will not experience the same degree of seasonality in 2005 because of the introduction of its full line of products that are designed to provide nutritional solutions for people with diabetes, arthritis, coronary health, and menopause.

LIQUIDITY AND CAPITAL RESOURCES


The Company had stockholders' equity of $19,748,000 and working capital of $8,037,000 on March 31, 2005 compared with $17,782,000 and $9,933,000 at March
31, 2004, respectively. The $1,966,000 net increase in stockholder's equity is due to profits from operations. The $1,896,000 net decrease in working capital is due to infrastructure improvements and a decrease in the deferred tax asset as a result of profits.

INFLATION

To date, inflation has not had a material effect on the Company's business.

                            ITEM 5. OTHER INFORMATION

Litigation:

On December 16, 2003 John Donavin, on behalf of the General Public, filed suit, against Jason Pharmaceuticals, Inc. in the Superior Court of the State of California, City and County of San Francisco. The suit alleges that Medifast bars contain Vitamin D3 or Vitamin D in violation of Federal laws and regulations, and asks for equitable relief and damages. The Company's general counsel believes that the Company's formulation used in its "meal replacement" bars for over 20 years has been and is in conformity with current and past FDA regulations. The Company believes that the plaintiff's claim lacks merit and may even be considered frivolous. The suit has been stayed upon appeal to the FDA to clarify its regulations. In addition, current federal regulations applicable to local class action suits may prove beneficial to the Company in this case.

Despite the Company's claims and litigation in the state of Maryland, A former consultant continues to claim that he transferred his personal Medifast stock to a third party organization in 2000, in an attempt to keep these assets out of his bankrupt estate and therefore outside the jurisdiction of the Bankruptcy Court. The Company contests, and will vigorously defend, all such claims made by him. The Trustee in Bankruptcy for the former consultant's bankruptcy estate has determined that he had no authority to transfer these shares from his estate, and has concluded that the attempted transfer was therefore invalid. The Trustee has demanded that he produce the shares, and plans to file a petition with the Bankruptcy Court requesting that the Court order him to do so. These assets will be made a part of the bankrupt estate and will be used to pay creditors.

Other:

In the first quarter, Michael S. McDevitt was appointed President of Medifast, Inc. and CEO of the Operating Subsidiaries. Mr. McDevitt joined Medifast in 2002 as the Controller and was promoted to Vice President of Finance in January 2004. Prior to joining Medifast, Mr. McDevitt worked as a Financial Analyst for The Blackstone Group, an investment and advisory firm based in New York, NY.

In the first quarter, Brendan N. Connors, CPA was appointed Vice President of Finance of Medifast, Inc. Prior to joining Medifast, Mr. Connors worked as a Senior Accountant at Wolf & Company, P.C., a certified public accounting and consulting firm in Boston, MA.

The joint venture between the Company and XL Health was terminated by the Company early in the first quarter. The Company determined that the poor medical condition of many of XL Health's patients rendered them ill-suited to participate in the Medifast diabetic program. As a result, the Company terminated the joint venture, and received 66,667 warrants to purchase common stock in XL Health as compensation for the guarantee made by the Company on behalf of XL Health during the early stages of the joint venture.

In January, the Johns Hopkins Bloomberg School of Public Health concluded an 86-week study of Type II Diabetics using Medifast Plus for Diabetics compared to an American Diabetic Association (ADA) recommended diet. Preliminary results of the study, which were released after the initial 34 weeks showed that those study volunteers on Medifast Plus for Diabetics lost twice as much weight and were twice as compliant as compared to those following the basic nutrition recommendations from the ADA. The final study results are scheduled to be presented at the American Diabetes Association Annual Sessions on June 10, 2005 in San Diego, CA.

Earnings Per Share: The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Consolidated Statement of Operations.

Issuance of Common Stock: Due to the conversion of all remaining shares of Series "B" preferred stock, dividends paid on Series "C" preferred stock and the exercising of warrants the Company issued 1,172,386 shares of common stock throughout the first quarter of 2005. Of these shares issued, 1,122,386 were from the conversion of Series "B" convertible preferred stock.

Code of Ethics: In September 2002, the Company implemented a Code of Ethics by which directors, officers and employees commit and undertake to personal and corporate growth, dedicate themselves to excellence, integrity and responsiveness to the marketplace, and work together to enhance the value of the Company for the shareholders, vendors, and customers.

Trading Policy: In March 2003, the Company implemented a Trading Policy whereby if a director, officer or employee has material non-public information relating to the Company, neither that person nor any related person may buy or sell securities of the Company or engage in any other action to take advantage of, or pass on to others, that information. Additionally, insiders may purchase or sell MED securities if such purchase or sale is made within 30 days after an earnings or special announcement to include the 10-K, 10-Q and 8-K in order to insure that investors have available the same information necessary to make investment decisions as insiders.

Internal Control Policy: As of March 31, 2005, the Company's management, with the participation of the Chief Executive Officer and the President, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the President have concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. In connection with this evaluation, no change in the Company's internal control over financial reporting was identified that occurred during the period covered by this report that has materially affected, or is reasonably likely to affect the Company's internal control over financial reporting.


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


                                           Medifast Inc.
                                           (Registrant)

                                           /s/ Bradley T. MacDonald
                                           ----------------------------
                                           Bradley T. MacDonald
                                           Chairman & CEO

                                Index to Exhibits

Exhibit
Number   Description of Exhibit
------   ----------------------

31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002