Form 10KSB/A
period 2004-12-31
MEDIFAST INC
filed 2005-05-31
CIK 910329

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                  FORM 10-KSB/A


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                          Commission File No. 000-23016

                                   ----------

                                 MEDIFAST, INC.
              ----------------------------------------------------


          DELAWARE                                         13-3714405
-------------------------------                      -------------------
      Incorporation State                         Tax Identification number



11445 CRONHILL DRIVE, OWINGS MILLS, MD                        21117
--------------------------------------                     ----------
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

Number of shares outstanding of registrant's Common Stock, as of December 31, 2004: 11,001,070 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one)

                      Yes ___    No _X_


                                EXPLANATORY NOTE

This Form 10-KSB/A is being filed for the purpose of adding to or clarifying disclosures to our Controls and Procedures, Significant Accounting Policies, and footnotes previously included in our Form 10-KSB for the fiscal year-ended December 31, 2004. The addition to our Controls and Procedures includes a report on management's internal control over financial reporting required by Item 308(c) of Regulation SB. With respect to our Significant Accounting Policies, we have added greater detail about our revenue recognition policy. The Trademark footnote has been revised to clarify and supplement disclosures that might be useful to the readers of our financial statements. In addition, we have added updated certifications at Exhibits 31.1, 31.2 & 32.1 to conform to Item 601(b)(31) and (32) of Regulation SB.

Except as described above we have not amended or modified the financial information or other disclosures on Form 10-KSB as originally filed. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, nor does it modify or update the disclosures therein in any way other than as required to reflect the amendments described above and set forth below.

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

PRODUCTS

         The Company offers a variety of weight and disease management products under the Medifast(R) brand and for select private label customers. The Medifast(R) line includes Medifast(R) 55, Medifast(R) 70, Medifast(R) Plus for Appetite Suppression, Medifast(R) Plus for Diabetics, Medifast(R) Plus for Joint Health, Medifast(R) Plus for Women's Health, Medifast(R) Plus for Coronary Health, Medifast(R) Fit!, Medifast(R) Take ShapeTM, Medifast(R) Supplement Bars, Medifast(R) Creamy Soups, Medifast(R) Minestrone Soup, Medifast(R) Hot Cocoa, Medifast(R) Oatmeals, Medifast(R) Pro Teas, Medifast(R) Chicken Noodle Soup, Medifast(R) Fast Soups, Medifast(R) Homestyle Chili and Medifast(R) Multigrain Crackers.
         Medifast nutritional products are formulated with high-quality, low-calorie, low-fat ingredients. Many Medifast products are soy based and contain 24 vitamins and minerals, as well as other nutrients essential for good health. The Company uses DuPont Protein Technologies' Supro(R) brand soy protein, which is a high-quality complete protein derived from soybeans.
         The Consumers Choice Systems subsidiary sells products under the private label Woman's Wellbeing. These products include Menopause Relief Pills, Personal Cream Lubricant, a UTI Home Screening Test Stick, UTI Cleansing Wipes, UTI Cranberry-Plus-Blueberry, Women's Wellbeing Meal Replacements and all-natural weight loss pills.

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

     * Independent Director

         PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) The Company's Common Stock has been quoted under the symbol MED since December 20, 2002. The old symbol, MDFT, had been traded since February 5, 2001. The common stock is traded on the American Stock Exchange. The following is a list of the low and high closing prices by fiscal quarters for 2004 and 2003:

                                                              2004
                                                        ----------------
                                                         Low       High
                                                         ----     ------
        Quarter ended March 31, 2004 ...............     8.60     14.05
        Quarter ended June 30, 2004 ................     4.78      9.33
        Quarter ended September 30, 2004 ...........     3.05      5.09
        Quarter ended December 31, 2004 ............     3.20      5.24

                                                              2003
                                                        ----------------
                                                         Low       High
                                                         ----     ------
        Quarter ended March 31, 2003 ...............     3.79      6.10
        Quarter ended June 30, 2003 ................     4.80     14.95
        Quarter ended September 30, 2003 ...........    11.15     17.21
        Quarter ended December 31, 2003 ............    11.60     18.49

         (b) The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

         (c) There were 6,366 record holders of the Company's Common Stock, as of December 31, 2004. The Company had 6 preferred holders of the Company's stock as of December 31, 2004.

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

ITEM 7.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our President have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) The following are the Board of Directors:

                                                                 Date First
         Name              Age        Position                Became Director
         ----              ---        --------                --------------

Bradley T. MacDonald ..    57    Chairman of the Board,            1996
                                 Chief Executive Officer
                                 and Director
Donald F. Reilly ......    57    Director                          1998
Michael C. MacDonald ..    51    Director                          1998
Scott Zion.............    54    Director                          1999
Michael J. McDevitt....    56    Director                          2002
Mary T. Travis.........    54    Director                          2002
Joseph D. Calderone....    56    Director                          2003


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

---------
(1) The Board of Directors reinstated 100,000 options at $1.50 per share granted in 1997 and not exercised. Mr. MacDonald exercised those options in December 2002 per the Board's direction.

Annual Compensation

                                                             Value of Common/
                                      Salary      Bonus      Preferred Stock Issued     Option       Other Annual
Name                          Year    ($)         ($)        in Lieu of Cash            Awards       Compensation
----                          ----    ---         ---        ---------------            ------       ------------
Leo V. Williams, III          2004    118,000         0                  0                10,000            0
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

                                                       ALL CURRENT   ALL CURRENT
                                           BRADLEY T.   EXECUTIVE    INDEPENDENT
                                         MACDONALD (1)  AS A GROUP   AS  A GROUP
                                         -------------  ----------  ------------
Options granted.........................     215,000       75,000      110,000
Average exercise price..................   $    0.86    $    1.98    $    1.07
Options exercised.......................     215,000       49,999      100,000
Average exercise price..................   $    0.86    $    0.88    $    0.70
Shares sold.............................           *            *            *
Options unexercised as of 12/31/04......           0       11,667       10,000

                                                       Approximate 5 YR                         Value of
                                  FY 04 Grants @     Potential Realizable    Unexercised      Unexercised
                                Price & Expiration   Value at 10% Annual       Options          Options
                                    Month/Year        Stock Appreciation    as of 12/31/04   as of 12/31/04
Current Executive Officers
  and Directors                10,000 @ $8.60 2009         $13.86               10,000            $ 0
Employees                      20,000 @ $8.60 2009         $13.86               20,000              0
Consultants                    0                                                     0              0
                                                                                ------            ---
                                                                                30,000            $ 0

NUTRACEUTICAL GROUP INDUSTRY COMPARISON OF STOCK PRICES

                                                   December 31, 2004  December 31, 2003     $            %
Company                                               Stock Price       Stock Price       Change       Change
-------                                            -----------------  -----------------   ------     --------
Medifast (MED).....................................     $ 3.52            $14.10           10.58      (75.0)%
Natural Alternatives International, Inc. (NAII)....       9.23              6.40            2.83       44.22%
Weider Nutrition (WNI).............................       4.35              4.45           (0.10)      (2.3)%
Pure World, Inc (PURW).............................       1.56              2.51           (0.95)     (37.9)%
Natures Sunshine Products, Inc. (NATR).............      20.36              8.31           12.05      145.0 %

                                                   December 31, 2004  December 31, 1999     $            %
Company                                               Stock Price       Stock Price       Change       Change
-------                                            -----------------  -----------------   ------     --------
Medifast (MED).....................................     $ 3.52            $  .22            3.30     1500.0 %
Natural Alternatives International, Inc. (NAII)....       9.23              3.25            5.98      184.0 %
Weider Nutrition (WNI).............................       4.35              3.22            1.13       35.1 %
Pure World, Inc (PURW).............................       1.56              3.13           (1.57)     (50.2)%
Natures Sunshine Products, Inc. (NATR).............      20.36              7.42           12.94      174.4 %


INDEX COMPARISON

$100 invested in 1999 would return:

                                                   1999         2004
                                                   -----      -------
Nutraceutical Group Index.......................   $ 100      $   469
Medifast........................................   $ 100      $  1600

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

                                          NUMBER            % OF
NAME AND ADDRESS*                       OF SHARES        OUTSTANDING
----------------                       ------------      -----------

Bradley T. MacDonald                   1,270,373(1)         11.6%
Donald F. Reilly.....................     65,452             0.6%
Michael C. MacDonald.................     39,354             0.4%
Scott Zion...........................    192,000             1.8%
Mary Travis..........................      5,340             0.05%
Michael J. McDevitt..................     13,900             0.1%

Executive Officers and Directors as
  a group (8 persons) ...............  1,666,005            15.1%

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


MEDIFAST, INC.
(Registrant)


BRADLEY T. MACDONALD
-------------------------
Bradley T. MacDonald
Chairman, CEO & CFO
Dated: May 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

          Name                     Title                            Date
          ----                     -----                            ----

BRADLEY T. MACDONALD               Chairman of the Board,           May 27, 2005
---------------------------------- Director, Chief Executive
Bradley T. MacDonald               Officer and Chief Financial
                                   Officer

SCOTT ZION                         Director                         May 27, 2005
---------------------------------
Scott Zion

/s/ MICHAEL C. MACDONALD           Director                         May 27, 2005
---------------------------------
Michael C. MacDonald

/s/ MARY T. TRAVIS                 Director                         May 27, 2005
---------------------------------
Mary T. Travis

/s/ REV. DONALD F. REILLY, OSA     Director                         May 27, 2005
---------------------------------
Rev. Donald F. Reilly, OSA

/s/ MICHAEL J. MCDEVITT            Director                         May 27, 2005
---------------------------------
Michael J. McDevitt

/s/ JOSEPH D. CALDERONE            Director                         May 27, 2005
---------------------------------
Joseph D. Calderone

                                Index to Exhibits

Exhibit
Number      Description of Exhibit
-------     ----------------------

31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                       MEDIFAST, INC. AND ITS SUBSIDIARIES


                                    CONTENTS


CONSOLIDATED FINANCIAL STATEMENTS                                          PAGE


   Report of Independent Registered Public Accounting Firm ................. F-2

   Balance sheets as of December 31, 2004 and 2003.......................... F-3

   Statements of income for the years ended
     December 31, 2004 and 2003 ............................................ F-4

   Statement of changes in stockholders' equity and
     comprehensive loss for the years ended
     December 31, 2004 and 2003 ............................................ F-5

   Statements of cash flow for the years ended
     December 31, 2004 and 2003 ............................................ F-6

   Notes to consolidated financial statements .............................. F-7

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


Bagell, Josephs & Company, LLC

Gibbsboro, New Jersey
March 4, 2005

                         MEDIFAST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,    December 31,
                                                                                              2004            2003
                                                                                          ------------    ------------
ASSETS
CURRENT ASSETS:
      Cash                                                                                $    612,000    $  2,524,000
      Accounts receivable-net of allowance for doubtful accounts of $87,000 and $55,000      1,063,000         641,000
      Inventory                                                                              4,251,000       2,988,000
      Investment securities                                                                  2,626,000       3,983,000
      Deferred compensation                                                                    321,000         321,000
      Prepaid expenses and other current assets                                              1,079,000         936,000
      Current portion of deferred tax asset                                                     19,000         596,000
                                                                                          ------------    ------------
           TOTAL CURRENT ASSETS                                                              9,971,000      11,989,000

Property, plant and equipment - net                                                          8,698,000       7,449,000
Trademarks and intangibles - net                                                             7,138,000       4,749,000
Deferred tax asset, net of current portion                                                      91,000              --
Other assets                                                                                    70,000          45,000
                                                                                          ------------    ------------

           TOTAL ASSETS                                                                   $ 25,968,000    $ 24,232,000
                                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                               $    940,000    $  1,714,000
      Income taxes payable                                                                     674,000              --
      Dividends payable                                                                         65,000          58,000
      Line of credit                                                                           369,000          55,000
      Current maturities of long-term debt                                                     458,000         764,000
                                                                                          ------------    ------------
           TOTAL CURRENT LIABILITIES                                                         2,506,000       2,591,000

      Long-term debt, net of current portion                                                 4,256,000       4,564,000
                                                                                          ------------    ------------
           TOTAL LIABILITIES                                                                 6,762,000       7,155,000
                                                                                          ------------    ------------

STOCKHOLDERS' EQUITY:

Series B Convertible Preferred Stock; par value $1.00; 600,000 shares authorized; 300,614 and 403,734
      shares issued and outstanding                                                            301,000         404,000
Series C Convertible Preferred Stock; stated value $1.00;
      1,015,000 shares authorized; 200,000 and 267,000 shares issued and outstanding           200,000         267,000
Common stock; par value $.001 per share; 15,000,000 shares authorized;
      11,001,070 and 10,482,609 shares issued and outstanding                                   11,000          10,000
Additional paid-in capital                                                                  20,556,000      20,120,000
Accumulated comprehensive loss                                                                 (39,000)        (25,000)
Accumulated deficit                                                                         (1,287,000)     (3,016,000)
                                                                                          ------------    ------------
                                                                                            19,742,000      17,760,000
Less: cost of 78,160 and 83,863 shares of common stock in treasury                            (536,000)       (683,000)
                                                                                          ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                  19,206,000      17,077,000
                                                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 25,968,000    $ 24,232,000
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
                                                   ============    ============


       The accompanying notes are an integral part of these consolidated financial statements

                        MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                        FOR THE YEARS ENDED 2004 AND 2003

                                       SERIES B              SERIES C
                                    PREFERRED STOCK       PREFERRED STOCK                        COMMON STOCK
                                 --------------------  --------------------   ---------------------------------------------------
                                              Stated                Stated                Par Value    Additional
                                   Number     Value      Number     Value       Number      $0.00       Paid-In      Accumulated
                                 of Shares    Amount   of Shares    Amount     of Shares    Amount      Capital        Deficit
                                  --------  ---------  ---------   --------   ----------   -------    -----------   -----------
Balance, December 31, 2002         521,290   $521,000    985,000   $985,000    7,204,693    $7,000     $9,613,000   ($5,381,000)
Preferred converted to Common     -117,556   -117,000   -718,000   -718,000    1,671,108     2,000        833,000
Options exercised to Common Stock                                                615,714                  590,000
Warrants Converted to Common Stock                                               288,724                  350,000
Common Stock issued to Directors,
consultants and acquisitions                                                     665,970     1,000      8,716,000
Common Stock issued for Series
"C" dividend                                                                      36,400                   18,000
Dividend paid in stock                                                                                                  -45,000
Net Income                                                                                                            2,410,000
                                  --------  ---------  ---------   --------   ----------   -------    -----------   -----------
Balance, December 31, 2003         403,734    404,000    267,000    267,000   10,482,609    10,000     20,120,000    -3,016,000
Preferred converted to Common     -103,120   -103,000    -67,000    -67,000      340,240                  170,000
Options exercised to Common Stock                                                 47,221     1,000         34,000
Warrants Converted to Common Stock                                                46,700                  125,000
Conversion of debt to equity                                                      55,400                   28,000
Conversion of debt to equity out
of Treasury                                                                      114,000
Common stock issued to Consultants                                                15,500                   93,000
Shares issued out of Treasury                                                                            -135,000
Common Stock issued for Series
"C" dividend                                                                      13,400                    7,000        -7,000
Dividend paid in stock                                                                                                  -11,000
Net Income                                                                                                            1,747,000
                                  --------  ---------  ---------   --------   ----------   -------    -----------   -----------
Balance, December 31, 2004         300,614   $301,000    200,000   $200,000   11,001,070   $11,000    $20,556,000   ($1,287,000)
                                  ========  =========  =========   ========   ==========   =======    ===========   ===========

                                              COMMON STOCK
                                 ----------------------------------------
                                  Accumulated
                                 Comprehensive    Treasury
                                     Loss           Total         Stock
                                 ------------    ----------    ---------
Balance, December 31, 2002        $      -       $5,745,000    ($167,000)
Preferred converted to Common
Options exercised to Common Stock                   590,000     -516,000
Warrants Converted to Common Stock                  350,000
Common Stock issued to Directors,
consultants and acquisitions                      8,717,000
Common Stock issued for Series
"C" dividend                                         18,000
Dividend paid in stock                              -45,000
Net Income                         -25,000        2,385,000
                                  --------      -----------    ---------
Balance, December 31, 2003         -25,000       17,760,000     -683,000
Preferred converted to Common
Options exercised to Common Stock                    35,000      -31,000
Warrants Converted to Common Stock                  125,000     -123,000
Conversion of debt to equity                         28,000
Conversion of debt to equity out
of Treasury                                         114,000      166,000
Common stock issued to Consultants                   93,000      135,000
Shares issued out of Treasury                      -135,000      135,000
Common Stock issued for Series
"C" dividend
Dividend paid in stock                              -11,000
Net Income                         -14,000        1,733,000
                                  --------      -----------    ---------
Balance, December 31, 2004        ($39,000)     $19,742,000    ($536,000)
                                  ========      ===========    =========

       The accompanying notes are an integral part of these consolidated financial statements

                         MEDIFAST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                         Years Ended December 31,
                                                                           2004           2003
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $ 1,747,000    $ 2,410,000
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
        PROVIDED BY OPERATING ACTIVITIES FROM OPERATIONS:
        Depreciation and amortization                                    1,310,000        677,000
        Realized (gain) loss on investment securities                       19,000         (1,000)
        Common stock issued for services                                    93,000        207,000
        Net change in other comprehensive (loss)                           (14,000)            --
        Deferred income taxes                                              486,000      1,138,000

CHANGES IN ASSETS AND LIABILITIES:
        (Increase) in accounts receivable                                 (422,000)      (357,000)
        (Increase) in inventory                                         (1,263,000)    (1,729,000)
        (Increase) in prepaid expenses and other current assets           (143,000)      (687,000)
        (Increase) in deferred compensation                               (100,000)      (350,000)
        (Increase) decrease in other assets                                (25,000)        44,000
        (Decrease) increase in accounts payable and accrued expenses      (460,000)       525,000
        Increase in income taxes payable                                   674,000             --
                                                                       -----------    -----------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,902,000      1,877,000
                                                                       -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Maturities (purchase) of certificates of deposit                       (112,000)       418,000
   Sale (purchase) of investment securities, net                         1,450,000     (3,982,000)
   Purchase of building                                                   (566,000)    (1,823,000)
   Purchase of property and equipment                                   (1,490,000)    (1,309,000)
   Purchase of intangible assets                                        (2,792,000)    (2,458,000)
                                                                       -----------    -----------
              NET CASH (USED IN) INVESTING ACTIVITIES                   (3,510,000)    (9,154,000)
                                                                       -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Issuance of common stock, options and warrants                            7,000      6,722,000
   (Decrease) increase in line of credit, net                              314,000        (36,000)
   Proceeds from long-term debt                                            475,000      2,669,000
   Principal repayments of long-term debt                               (1,089,000)      (346,000)
   Dividends paid on preferred stock                                       (11,000)       (45,000)
                                                                       -----------    -----------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (304,000)     8,964,000
                                                                       -----------    -----------

NET INCREASE (DECREASE)  IN CASH AND
    CASH EQUIVALENTS                                                    (1,912,000)     1,687,000

Cash and cash equivalents - beginning of the year                        2,524,000        837,000
                                                                       -----------    -----------
Cash and cash equivalents - end of year                                $   612,000    $ 2,524,000
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                       $   245,000    $   154,000
                                                                       ===========    ===========
   Income taxes                                                        $        --    $        --
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITY:
  Conversion of preferred stock B and C to common stock                $   170,000    $   835,000
                                                                       ===========    ===========
  Common stock for services                                            $    93,000    $   207,000
                                                                       ===========    ===========
  Common stock for intangibles and fixed assets                        $        --    $ 1,949,000
                                                                       ===========    ===========
  Conversion of debt to equity                                         $   307,000    $        --
                                                                       ===========    ===========
  Preferred Stock Dividends                                            $     7,000    $    18,000
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

         Building and building improvements          39 years
         Equipment and fixtures                      3-15 years
         Vehicles                                    5 years

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)


[13] STOCK-BASED COMPENSATION: (CONTINUED)

         If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

                                                                   Year Ended December 31
                                                                   2004              2003
                                                                   ----              ----
         Net income:
             As reported                                        $1,747,000        $2,410,000

             Total stock-based employee compensation
             expense determined under fair value based
             method for all awards, net of related tax
             effects                                              (108,000)         (403,000)
                                                           ----------------------------------
             Pro forma                                          $1,639,000        $2,007,000
                                                           ==================================
         Net income per share:
             as reported:
                 Basic                                          $   0.06           $  0.25
                 Diluted                                        $   0.14           $  0.22
             Pro forma:
                 Basic                                          $   0.15           $  0.21
                 Diluted                                        $   0.13           $  0.18

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

         For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      2004             2003
                                                      ----             ----
             Dividend yield ...................       0.0%             0.0%
             Expected volatility ..............       0.40             0.40
             Risk-free interest rate ..........       4.50%         3.00%-5.00%
             Expected life in years ...........        1-5             1-5

         The weighted average fair value at date of grant for options granted during the years 2004 and 2003 were $8.60 and $5.32, respectively, using the above assumptions.

         The following summarizes the stock option activity for the years ended December 31:

                                                               2004                        2003
                                                               ----                        ----
                                                                    Weighted                     Weighted
                                                                     Average                     Average
                                                                    Exercise                     Exercise
                                                        Shares        Price         Shares        Price
                                                       --------      -------       --------      ------
       Outstanding at beginning of year                 439,455        $1.76        891,669       $0.69
       Options granted                                   30,000         8.60        163,500        5.32
       Options reinstated                                     0         0.00              0        0.00
       Options exercised                                (47,221)       (1.19)      (615,714)      (1.16)
       Options forfeited or expired                     (32,837)       (7.01)            (0)       0.00
                                                       --------      -------       --------      ------
       Outstanding at end of year                       389,397        $1.51        439,455       $1.76
                                                       ========      =======       ========      ======
       Options exercisable at year end                  350,336        $1.11        302,668       $0.76
                                                       ========      =======       ========      ======

       Options available for grant at end of year       860,603                     810,545
                                                       ========                    ========

                        MEDIFAST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)


[13] STOCK-BASED COMPENSATION: (CONTINUED)

         The  following  table  summarizes   information   about  stock  options
outstanding and exercisable at December 31, 2004:

                    Options Outstanding                          Options
                                                               Exercisable
                                  Weighted
                                   Average
                                 Contractual     Weighted                        Weighted
  Range of                          Life         Average                         Average
  Exercise        Number          Remaining      Exercise         Number         Exercise
   Prices       Outstanding      (in Years)       Price        Exercisable        Price
  --------      -----------      -----------     --------      -----------       --------
    $0.25           150,000          1.0          $0.25           150,000         $0.25
    $0.32            16,670          2.5          $0.32            16,670         $0.32
    $0.50           100,000          1.6          $0.50           100,000         $0.50
    $0.65             8,334          3.6          $0.65             8,334         $0.65
    $0.80            16,666          3.3          $0.80            16,666         $0.80
    $0.86             1,667          3.3          $0.86             1,667         $0.86
    $1.23             6,668          3.5          $1.23             6,668         $1.23
    $1.26            16,667          3.5          $1.26            16,667         $1.26
    $1.60             8,334          3.6          $1.60                 -         $1.60
    $4.80            22,391          4.1          $4.80            15,999         $4.80
    $8.26             2,000          4.2          $8.26             1,000         $8.26
    $8.60            30,000          4.8          $8.60             9,999         $8.60
   $11.15            10,000          4.3          $11.15            6,666         $11.15
                   --------                     --------        ---------        -------
                    389,397          2.2          $1.51           350,336         $1.11
                   ========                     ========        =========        =======


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

[15] RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company, in its acquisitions, recognized $893,850 of goodwill. The Company performs its annual impairment test for goodwill at year-end. As of December 31, 2004, the Company has determined that there is no impairment of its goodwill.

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


NOTE C - INVENTORY

         Inventory consists of the following at December 31, 2004 and 2003:

                                                   2004           2003
                                                   ----           ----
          Raw materials ...................    $ 1,085,000    $   813,000
          Packaging........................        958,000        694,000
          Finished goods ..................      2,208,000      1,481,000
                                               -----------    -----------
                                               $ 4,251,000    $ 2,988,000

                        MEDIFAST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE D - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 2004 and 2003, consist of the following:

                                                          2004           2003
                                                          ----           ----
          Land                                        $   650,000    $   565,000
          Building and building improvements            6,728,000      5,937,000
          Equipment and fixtures                        4,062,000      2,876,000
          Vehicle                                          11,000         20,000
                                                    -------------   ------------
                                                       11,451,000      9,398,000
Less accumulated depreciation and amortization          2,753,000      1,949,000
                                                    -------------   ------------
          Property, plant and equipment - net         $ 8,698,000    $ 7,449,000
                                                     ============    ===========

         Substantially all of the Company's property, plant and equipment are pledged as collateral for various loans (see Note I).

         Depreciation expense for the years ended December 31, 2004 and 2003 were $804,000 and $421,000, respectively.


NOTE E - TRADEMARKS

                              AS OF DECEMBER 31, 2004        AS OF DECEMBER 31, 2003
                          -----------------------------   -----------------------------
                          GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                              AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                            ----------      ----------      ----------      ----------
Customer lists              $4,355,000      $  394,000      $1,724,000      $  150,000
Non-compete agreements         840,000         248,000         840,000          86,000
Trademarks and patents       1,703,000          12,000       1,541,000          14,000
Goodwill                       894,000              --         894,000
                            ----------      ----------      ----------      ----------
    Total                   $7,792,000      $  654,000      $4,999,000      $  250,000
                            ==========      ==========      ==========      ==========


AMORTIZATION  EXPENSE  FOR THE  YEAR  ENDED  DECEMBER  31,  2004 AND 2003 WAS AS
FOLLOWS:

                                              2004             2003
                                           ----------      ----------
Customer lists                             $  244,000         127,000
Non-compete agreements                        162,000          86,000
Trademarks and patents                             --          14,000
                                           ----------      ----------
Total Trademarks and Intangibles           $  406,000      $  227,000
                                           ==========      ==========

Amortization  expense  is  included  in  selling,   general  and  administrative
expenses.

                        MEDIFAST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses as of December 31, 2004 and 2003 consist of the following:

                                                      2004             2003
                                                      ----             ----
            Trade payables                        $   343,000       $   969,000
            Accrued expenses and other                116,000           121,000
            Accrued payroll and related taxes         215,000            96,000
            Sales commissions payable                 266,000           360,000
            Deferred revenue                             --             168,000
                                                  ------------      -----------
            Total                                 $   940,000        $1,714,000
                                                  ============      ===========

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
                                                     =========

                        MEDIFAST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE H - INCOME TAXES

                  At December 31, 2004 and 2003, the principal components of the net deferred tax assets are as follows:

                                                           2004          2003
                                                           ----          ----
                  Net operating loss carry forwards     $       --    $  290,000
                  Accounts receivable                       19,000        32,000
                  Inventory overhead and write downs            --       274,000
                  Trademarks and intangibles                91,000            --
                                                        ----------    ----------
                        Total deferred tax assets          110,000       596,000
                        Current benefit                     19,000       596,000
                                                        ----------    ----------
                                                        $   91,000    $       --
                                                        ==========    ==========


A reconciliation of the federal statutory rate to the income tax expense is as follows:

                                                           Year Ended
                                                           December 31,
                                                           ------------
                                                     2004             2003
                                                   ------             ----
Income tax based on federal statutory rate       $   600,000       $  973,000
State and local tax, net of federal benefit           90,000          175,000
Deferred income tax expense                          469,000               --
                                                 -----------       ----------
Income tax expense                               $ 1,159,000       $1,148,000
                                                 ===========       ==========

                        MEDIFAST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE I - LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt as of December 31, 2004 and 2003, consist of the following:

                                                                               2004            2003
                                                                               ----            ----
$2,850,000 fifteen year term loan secured by the building and land
     at a variable rate which was 5.14% at December 31, 2004             $  2,391,000     $  2,581,000
$1,760,000 ten-year reducing revolver line of credit rate at LIBOR
     plus 220 bps , which was 4.59% on December 31, 2004                     1,623,000       1,740,000
$186,976 three-year term loan secured by 20,000 restricted common
     shares variable rate which was 8.25% at December 31, 2004                 111,000         151,000
$200,000 five-year term loan secured by equipment
    fixed rate was 3% at December 31, 2004                                     130,000         172,000
$475,000 seven-year loan secured by the building and land at a variable rate at LIBOR plus 250 bps, which was 4.91% on
     December 31, 2004                                                         459,000              --
$220,000 two-year term loan secured by equipment at a floating rate
    which was 6% at December 31, 2003                                               --          73,000
$100,000 unsecured note payable at a fixed rate of 3%, discounted to an
     incremental borrowing rate of 12%                                              --          59,000
Note payable over 3 years secured by vehicle at a fixed rate of 12.25%              --           2,000
$550,000 agreement three years secured by certain assets of the Company
    variable rate, which was prime floating at December 31, 2003.                   --         550,000
                                                                           -----------    ------------
                                                                             4,714,000       5,328,000
Less current portion                                                           458,000         764,000
                                                                           -----------    ------------
                                                                           $ 4,256,000    $  4,564,000
                                                                           ===========    ============


Future principal payments on long-term debt for the next 5 years are as follows:

               2005 ......................................  $   458,000
               2006 ......................................      475,000
               2007 ......................................      421,000
               2008 ......................................      376,000
               2009.......................................      379,000
               Thereafter.................................    2,605,000
                                                            -----------
                                                            $ 4,714,000
                                                            ===========

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


NOTE L - SERIES "B" CONVERTIBLE PREFERRED STOCK (CONTINUED)

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


NOTE N - WARRANTS (CONTINUED)

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

         The Company has the following warrants outstanding for the purchase of its common stock:

                                                               Year Ended
          Exercise                                            December 31,
                                                              ------------
           Price       Expiration Date                       2004          2003
           -----       ---------------                       ----          ----
          $0.35        August, 2004                             --       40,100
          $0.35        March, 2005                           2,000           --
          $0.625       September, 2004                          --        2,500
          $4.80        April, 2008                         360,000      400,000
         $10.00        June, 2006                           25,000       25,000
         $16.78        July, 2008                           82,500       82,500
                                                          --------    ---------
                                                           469,500      550,100

                       Weighted average exercise price     $7.16        $6.49
                                                           =====        =====

         As of December 31, 2004, 229,500 of the warrants are exercisable.


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


NOTE P - LITIGATION (CONTINUED)

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