Form 10-Q
period 2005-06-30
MEDIFAST INC
filed 2005-08-09
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005                 Commission File No. 0-23016

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
                                                        ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of Registrant's Common Stock, as of June 30, 2005:
12,173,456 shares

                                      Index


Part I
Financial Information:

          Condensed Consolidated Balance Sheets -
              June 30, 2005 (unaudited) and December 31, 2004................  3

          Condensed Consolidated Statements of Income -
              Three and Six Months Ended June 30, 2005 and 2004 (unaudited)..  4

          Condensed Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 2005 and 2004 (unaudited)............  5

          Notes to Condensed Consolidated Financial Statements...............  6

          Management Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 10


Part II

          Signature Page..................................................... 13





          Index to Exhibits.................................................. 14


              31.1
              31.2
              32.1

                         MEDIFAST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      June 30, 2005  December 31, 2004
                                                                                       (Unaudited)      (Audited)
                                                                                       ------------    ------------
ASSETS
Current assets:
    Cash                                                                               $  1,229,000    $    612,000
    Accounts receivable-net of allowance for doubtful accounts of $55,000                 1,137,000       1,063,000
    Inventory                                                                             4,490,000       4,251,000
    Investment securities                                                                 3,050,000       2,626,000
    Deferred compensation                                                                   486,000         321,000
    Prepaid expenses and other current assets                                             1,480,000       1,079,000
    Deferred tax asset                                                                       24,000          19,000
                                                                                       ------------    ------------
         Total Current Assets                                                            11,896,000       9,971,000

Property, plant and equipment - net                                                       8,893,000       8,698,000
Trademarks and intangibles, net                                                           6,733,000       7,138,000
Deferred tax asset, net of current position                                                 158,000          91,000
Other assets                                                                                 59,000          70,000
                                                                                       ------------    ------------

         TOTAL ASSETS                                                                  $ 27,739,000    $ 25,968,000
                                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                              $  1,382,000    $    940,000
    Income taxes payable                                                                    221,000         674,000
    Dividends payable                                                                        65,000          65,000
    Line of credit                                                                          651,000         369,000
    Current maturities of long-term debt                                                    586,000         458,000
                                                                                       ------------    ------------
         Total current liabilities                                                        2,905,000       2,506,000

    Long-term debt, net of current portion                                                4,232,000       4,256,000
                                                                                       ------------    ------------
         Total Liabilities                                                                7,137,000       6,762,000
                                                                                       ------------    ------------

Stockholders' Equity:

Series B Convertible Preferred Stock; par value $1.00;
    600,000 shares authorized; -0- and 300,614 shares issued and outstanding                     --         301,000
Series C Convertible Preferred Stock; stated value $1.00;
    1,015,000 shares authorized; 200,000 shares issued and outstanding, respectively        200,000         200,000
Common stock; par value $.001 per share; 15,000,000 authorized;
    12,174,345 and 11,001,070 shares issued and outstanding respectively                     12,000          11,000
Additional paid-in capital                                                               21,229,000      20,556,000
Accumulated comprehensive loss                                                                4,000         (39,000)
Accumulated deficit                                                                        (307,000)     (1,287,000)
                                                                                       ------------    ------------
                                                                                         21,138,000      19,742,000
Less cost of common stock treasury; 88,500 and 83,863
    shares, respectively                                                                   (536,000)       (536,000)
                                                                                       ------------    ------------
Total Stockholders' Equity                                                               20,602,000      19,206,000
                                                                                       ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                               $ 27,739,000    $ 25,968,000
                                                                                       ============    ============

     See accompanying notes to condensed consolidated financial statements.

                         MEDIFAST, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                  Six Months Ended June 30,       Three Months Ended June 30,
                                                     2005            2004           2005             2004
                                                  (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                 ------------    ------------    ------------    ------------
Revenue                                            18,881,000      14,174,000      10,555,000       7,357,000
Cost of sales                                       4,696,000       3,296,000       2,623,000       1,946,000
                                                 ------------    ------------    ------------    ------------
Gross Profit                                       14,185,000      10,878,000       7,932,000       5,411,000
Selling, general, and administration               12,119,000       8,977,000       6,778,000       4,429,000
                                                 ------------    ------------    ------------    ------------

Income from operations                              2,066,000       1,901,000       1,154,000         982,000

Other income/(expense)
     Interest expense                                (148,000)        (75,000)        (83,000)        (52,000)
     Interest income                                   97,000          69,000
     Other income (expense)                             3,000          (7,000)         24,000          (5,000)
                                                 ------------    ------------    ------------    ------------

Income before provision for income taxes            2,018,000       1,819,000       1,164,000         925,000
Provision for income tax benefit (expense)           (758,000)       (498,000)       (411,000)       (251,000)
                                                 ------------    ------------    ------------    ------------

Net income                                          1,260,000       1,321,000         753,000         674,000

Less:  Stock dividend on preferred stock                   --          18,000              --          18,000
                                                 ------------    ------------    ------------    ------------

Net income attributable to common shareholders      1,260,000    $  1,303,000         753,000    $    656,000
                                                 ============    ============    ============    ============

Basic earnings per share                         $       0.10    $       0.12    $       0.06    $       0.06
Diluted earnings per share                       $       0.10    $       0.11    $       0.06    $       0.06

Weighted average shares outstanding -
     Basic                                         12,173,456      10,670,706      12,173,456      10,731,021
     Diluted                                       12,858,777      12,014,833      12,994,764      12,176,819


See accompanying notes to condensed consolidated financial statements.

                         MEDIFAST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended June 30,
                                                                                 2005            2004
                                                                             (Unaudited)     (Unaudited)
    Cash flows from operating activities:
       Net income                                                           $  1,260,000    $  1,321,000
       Adjustments to reconcile net income to net cash
            provided by (used in) operating activities from
            continuing operations:
            Depreciation and amortization                                        907,000         541,000
            Realized loss on investment securities                                22,000
            Common stock issued for services                                     103,000          47,000
            Net change in other comprehensive income (loss)                       43,000         (63,000)
            Deferred income taxes                                                (72,000)        499,000
            Provision for bad debts                                               13,000

    Changes in assets and liabilities:
            (Increase) in accounts receivable                                    (87,000)       (417,000)
            (Increase) in inventory                                             (239,000)     (1,239,000)
            (Increase) in prepaid expenses & other current assets               (401,000)     (2,233,000)
            decrease in other assets                                              11,000         303,000
            (Increase) in deferred compensation                                 (165,000)       (129,000)
             Increase (decrease) in accounts payable and accrued expenses        443,000        (540,000)
            (Decrease) in income taxes payable                                  (453,000)             --
                                                                            ------------    ------------
                  Net cash provided by (used in) operating activities       $  1,385,000      (1,910,000)
                                                                            ------------    ------------

    Cash Flow from Investing Activities:
      (Purchase) Sale of investment securities, net                             (447,000)        943,000
       Purchase of equipment/leasehold/improvements                             (644,000)       (644,000)
       Purchase of intangible assets                                             (52,000)       (631,000)
                                                                            ------------    ------------
                  Net cash (used in) investing activities                     (1,143,000)       (332,000)
                                                                            ------------    ------------

    Cash Flow from Financing Activities:
       Increase (decrease) in credit line, net                                   651,000         (55,000)
       Issuance of common stock, options and warrants                              1,000           6,000
       Proceeds from long-term debt                                                   --         475,000
       Principal repayments of long-term debt                                   (266,000)       (301,000)
       Dividends paid on preferred stock                                         (11,000)        (11,000)
                                                                            ------------    ------------
                  Net cash provided by financing activities                      375,000         114,000
                                                                            ------------    ------------

    NET INCREASE (DECREASE)  IN CASH AND
        CASH EQUIVALENTS                                                         617,000      (2,128,000)

    Cash and cash equivalents - beginning of the period                          612,000       2,524,000
                                                                            ------------    ------------

    Cash and cash equivalents - end of period                               $  1,229,000    $    396,000
                                                                            ============    ============

    Supplemental disclosure of cash flow information:
       Interest paid                                                        $    148,000    $     48,000
                                                                            ============    ============
       Income taxes                                                         $  1,311,000    $         --
                                                                            ============    ============

    Supplemental disclosure of non cash activity:
      Conversion of preferred stock B and C to common stock                 $    300,000    $    170,000
                                                                            ============    ============
      Common stock for services                                             $    103,000    $     47,000
                                                                            ============    ============
      Conversion of debt to equity                                          $         --    $     28,000
                                                                            ============    ============
      Preferred B and C stock dividends converted to common stock           $    269,000    $      7,000
                                                                            ============    ============
    Line of credit converted to long-term debt                              $    369,000    $         --
                                                                            ============    ============

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

      3. Inventories

Inventories consist principally of finished packaged foods, packaging and raw materials held in either the Company's manufacturing facility or distribution warehouse. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

      4. Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company, in its acquisitions, recognized $893,850 of goodwill. The Company performs its annual impairment test for goodwill at year-end. As of June 30, 2005, the Company has determined that there is no impairment of its goodwill.

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

                               As of June 30, 2005             As of December 31, 2004
                         -------------------------------   -------------------------------

                         Gross Carrying     Accumulated    Gross Carrying    Accumulated
                             Amount        Amortization        Amount        Amortization
                         --------------   --------------   --------------   --------------
Customer lists           $    4,356,000   $      660,000   $    4,355,000   $      394,000
Non-compete agreements          840,000          402,000          840,000          248,000
Trademarks and patents        1,754,000           48,000        1,703,000           12,000
Goodwill                        894,000               --          894,000
                         --------------   --------------   --------------   --------------

    Total                $    7,844,000   $    1,110,000   $    7,792,000   $      654,000
                         ==============   ==============   ==============   ==============


Amortization expense for the six months ended June 30, 2005 and 2004 was as follows:

                                      2005         2004
                                   ----------   ----------
Customer lists                     $  267,000      163,000
Non-compete agreements                171,000       92,000
Trademarks and patents                 18,000           --
                                   ----------   ----------

Total Trademarks and Intangibles   $  456,000   $  255,000
                                   ==========   ==========

Amortization expense is included in selling, general and administrative expenses.

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

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income per share including pro forma results would have been the amounts indicated below:

                                                             Three Months ended June, 30         Six months ended June 30,
                                                           --------------------------------    --------------------------------

                                                               2005              2004              2005              2004
                                                           --------------    --------------    --------------    --------------
Net Income:
   As reported                                             $      753,000    $      674,000    $    1,260,000    $    1,321,000
       Total stock based director compensation
      Expense determined under fair value based
       method for all awards, net of related tax effects               (0)               (0)               (0)         (169,000)
                                                           --------------    --------------    --------------    --------------
   Pro forma                                               $      753,000    $      674,000    $     1,260.00    $    1,151,000
                                                           ==============    ==============    ==============    ==============

Net Income per share:
   As reported:
      Basic                                                $          .06    $          .06    $         0.10              0.12
      Diluted                                                         .06               .06              0.10              0.11
  Pro forma:
      Basic                                                           .06               .06              0.10              0.11
      Diluted                                                         .06               .06              0.10              0.10

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

General


Six Months Ended June 30, 2005 and June 30, 2004

Revenues for the first six months of 2005 were $18,881,000, representing an increase of $4,707,000 (33%) from the $14,174,000 reported for the six-month period ending June 30, 2004. The growth in revenues were a result of an increase in direct sales to consumers, which experienced consistent sales growth throughout the first half of the year. This was attributable to a direct marketing campaign via print, mail, web, and television to drive new customers to the call center and website. In addition, the Company expanded its remarketing campaign to increase current customer retention. The Take Shape for Life division continued to experience sales growth due to the expansion of the sales network as a result of additional training and recruitment initiatives.

Cost of sales for the first half of 2005 increased by $1.4 million (42%) from 2004. Gross profit for the first half of 2005 increased by $3,300,000 (30%). Selling, general and administrative expenses for the first half of 2005 were $12,119,000, which increased by $3,142,000 (35%) over the same period of 2004. The increase in SG&A is due to operations associated with increased revenues, in addition to expenses associated with maintaining eleven start-up retail locations in the Hi-Energy division. The Company also increased its strategic testing of television advertising, resulting in an increase in advertising expense. Income from Operations was $2,066,000, an increase of $165,000 (9%), due to increased sales volume in the first half of 2005 as compared to 2004.

The Company had fully diluted earnings per share of $0.10 in the first half of 2005, versus $0.11 in 2004, with a dilution increase of 844,000 shares, primarily from the interest associated with the conversion of the Series "B" preferred stock. The Company has increased shareholder equity to $20,602,000, which is $2.2 million (12%) greater than the same period last year.


Three Months Ended June 30, 2005 and June 30, 2004

Second quarter revenues for 2005 of $10,555,000 increased by $3.2 million (43%) from $7,357,000 for the three-month period ended June 30, 2004. Cost of sales for the period was $2,623,000, an increase of $677,000 (35%) from $1,946,000 during the same period of 2004. Gross profits of $7,932,000 for the second quarter of 2005 increased by $2.5 million (47%) from $5,411,000 in the second quarter of 2004. During the quarter the Company experienced a profit from operations of $1,154,000 compared to a profit of $982,000 for the second quarter of 2004. The income before provision for income taxes for the second quarter of 2005 was $1,164,000 compared to $925,000 in the second quarter of 2004.

Seasonality

The Company's weight management products and programs have historically been subject to seasonality. Traditionally the holiday season in November/December of each year is considered poor for diet control products and services. January and February generally show increases in sales, as these months are considered the commencement of the "diet season." The Company will not experience the same degree of seasonality in 2005. This is largely due to the increase in the consumer's awareness of the overall health and nutritional benefits accompanied with the use of the Company's product line. As consumers continue to increase their association of nutritional weight loss programs with overall health, seasonality will continue to decrease.

Liquidity and Capital Resources

The Company had stockholders' equity of $20,602,000 and working capital of $8,991,000 on June 30, 2005 compared with $18,405,000 and $10,483,000 at June
30, 2004, respectively. The $2,197,000 net increase in stockholder's equity is due to profits from operations. The $1,492,000 net decrease in working capital is due to infrastructure improvements and a decrease in the deferred tax asset as a result of profits.

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

A former consultant continues to claim that he transferred his personal Medifast stock to a third party organization in 2000, in an attempt to keep these assets out of his bankrupt estate and therefore outside the jurisdiction of the Bankruptcy Court. The Company contests, and will vigorously defend, all such claims made by him. The Trustee in Bankruptcy for the former consultant's bankruptcy estate has determined that he had no authority to transfer these shares from his estate, and has concluded that the attempted transfer was therefore invalid. The Trustee has demanded that he produce the shares, and intends to file a petition with the Bankruptcy Court requesting that the Court order him to do so. A decision is pending on whether these assets will be made a part of the bankrupt estate and will be used to pay creditors.

Other:

On May 19, 2005, Medifast signed a License and Distribution Agreement with Game Time, LLC and will launch a complete line of celebrity endorsed Take Shape America Nutrition products for Sports Performance, Weight Management and Healthy Living in early September. The line includes a high-protein sports performance shake for men and women and a low fat, balanced nutrition and energy shake and bar for weight management and healthy living. The September launch of the Take ShapeTM America line will be supported by a regional based advertising campaign to include television, radio, web and print advertisements. The business will also be supported by a nutrition oriented website. The extensive site will offer fitness challenges, recommended workouts and meal plans and will provide nutrition advice through multiple channels.

On June 13, 2005, researchers from the Johns Hopkins School of Public Health released the results of an 86-week diabetic weight loss study that found participants using Medifast portion-controlled, meal replacement program lost twice as much weight and were twice as likely to complete the study as participants following a standard food diet based on the dietary guidelines of the American Diabetes Association (ADA). Additionally, 24% of the Medifast users decreased or eliminated their diabetes medication, compared to 0% on the standard food diet.

On June 16, 2005 Medifast, Inc. entered into an agreement with DrugMax, Inc., a specialty pharmacy and drug distribution provider, to open Hi-Energy Weight Loss Centers within its Familymeds and Arrow Specialty Pharmacies.

Earnings Per Share: The Company follows the provisions of Statement of Financial Accounting Standards No. 128,

"Earnings Per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Consolidated Statement of Operations.

Issuance of Common Stock: During the second quarter of 2005 no common stock was issued.

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


Internal Control Policy: In April 2003, the Company implemented an Internal Control Policy allowing for the confidential receipt and treatment of complaints in regards to the Company's internal accounting controls and auditing matters. A director, officer or employee may file a confidential and anonymous concern regarding questionable accounting or auditing maters to an independent representative of the Medifast Audit Committee through the provided "Whistleblower Hotline". As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2005.

Subsequent Events

On August 2, 2005 the 200,000 remaining shares of Series "C" convertible preferred stock with a $1 stated value were converted to common stock. The shares, which were included in diluted shares outstanding when issued in 2001, were converted into 400,000 shares of common stock. With the conversion, there are no longer any preferred shares on the Company's balance sheet.

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