Form 10-Q
period 2005-09-30
MEDIFAST INC
filed 2005-11-09
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005             Commission File No. 0-23016

                                 Medifast, Inc.
              (Exact name of small business issuer in its charter)

               Delaware                                  13-3714405
--------------------------------------      ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

11445 Cronhill Drive, Owings Mills, MD                    21117
--------------------------------------      ------------------------------------
    (Address of principal offices)                      (Zip Code)

Registrant's telephone number, including Area Code: (410) 581-8042
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares outstanding of Registrant's Common Stock, as of September 30, 2005: 12,771,791 shares

                                      Index

Part I
Financial Information:

              Condensed Consolidated Balance Sheets -
                  September 30, 2005 (unaudited) and December 31, 2004...................  3

              Condensed Consolidated Statements of Income -
                  Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)....  4

              Condensed Consolidated Statements of Cash Flow -
                  Nine Months Ended September 30, 2005 and 2004 (unaudited)..............  5

              Notes to Condensed Consolidated Financial Statements.......................  6

              Management Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................. 10

Part II

              Signature Page............................................................. 13

              Index to Exhibits.......................................................... 14

                  31.1
                  31.2
                  32.1
                  33.1
                  33.2

                         MEDIFAST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  September 30, 2005  December 31, 2004
                                                                                      (Unaudited)        (Audited)
ASSETS
Current assets:
    Cash                                                                            $    2,641,000     $      612,000
    Accounts receivable-net of allowance for doubtful accounts of $100,000               1,517,000          1,063,000
    Inventory                                                                            4,858,000          4,251,000
    Investment securities                                                                2,762,000          2,626,000
    Deferred compensation                                                                  506,000            321,000
    Prepaid expenses and other current assets                                            2,004,000          1,079,000
    Deferred tax asset                                                                      24,000             19,000
                                                                                    --------------     --------------
         Total Current Assets                                                           14,312,000          9,971,000

Property, plant and equipment - net                                                      8,984,000          8,698,000
Trademarks and intangibles, net                                                          6,519,000          7,138,000
Deferred tax asset, net of current position                                                190,000             91,000
Other assets                                                                                58,000             70,000
                                                                                    --------------     --------------

         TOTAL ASSETS                                                               $   30,063,000     $   25,968,000
                                                                                    ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                           $    2,091,000     $    1,005,000
    Income taxes payable                                                                 1,396,000            674,000
    Line of credit                                                                         642,000            369,000
    Current maturities of long-term debt                                                   556,000            458,000
                                                                                    --------------     --------------
         Total current liabilities                                                       4,685,000          2,506,000

    Long-term debt, net of current portion                                               4,120,000          4,256,000
                                                                                    --------------     --------------
         Total Liabilities                                                               8,805,000          6,762,000
                                                                                    --------------     --------------

Stockholders' Equity:

Series B Convertible Preferred Stock; par value $1.00;
    600,000 shares authorized; -0- and 300,614 shares issued and outstanding                    --            301,000
Series C Convertible Preferred Stock; stated value $1.00;
    1,015,000 shares authorized; -0- and 200,000 shares issued and outstanding                  --            200,000
Common stock; par value $.001 per share; 20,000,000 authorized;
    12,771,791 and 11,001,070 shares issued and outstanding respectively                    13,000             11,000
Additional paid-in capital                                                              21,750,000         20,556,000
Accumulated comprehensive loss                                                             (22,000)           (39,000)
Retained Earnings (deficit)                                                                300,000         (1,287,000)
                                                                                    --------------     --------------
                                                                                        22,041,000         19,742,000
Less cost of common stock treasury; 111,902 and 78,160
    shares, respectively                                                                  (661,000)          (536,000)
Less:  Unearned compensation                                                              (122,000)                --
                                                                                    --------------     --------------
Total Stockholders' Equity                                                              21,258,000         19,206,000
                                                                                    --------------     --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                            $   30,063,000     $   25,968,000
                                                                                    ==============     ==============

     See accompanying notes to condensed consolidated financial statements.

                         MEDIFAST, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended September 30,      Nine Months Ended September 30,
                                                          2005               2004               2005               2004
                                                      (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Revenue                                                 10,985,000          7,268,000         29,865,000         21,442,000
Cost of sales                                            2,675,000          1,886,000          7,370,000          5,182,000
                                                    --------------     --------------     --------------     --------------
Gross Profit                                             8,310,000          5,382,000         22,495,000         16,260,000

Selling, general, and administration                     7,044,000          4,855,000         19,163,000         13,832,000
                                                    --------------     --------------     --------------     --------------

Income from operations                                   1,266,000            527,000          3,332,000          2,428,000

Other income/(expense)
     Interest expense, net                                 (47,000)            (4,000)           (97,000)           (79,000)
     Other income (expense)                                  7,000             (2,000)            10,000             (9,000)
                                                    --------------     --------------     --------------     --------------

Income before provision for income taxes                 1,226,000            521,000          3,245,000          2,340,000
Provision for income tax benefit (expense)                (609,000)          (130,000)        (1,367,000)          (628,000)
                                                    --------------     --------------     --------------     --------------

Net income                                                 617,000            391,000          1,878,000          1,712,000

Less:  Stock dividend on preferred stock                    10,000                 --            291,000             18,000
                                                    --------------     --------------     --------------     --------------

Net income attributable to common shareholders             607,000     $      391,000          1,587,000          1,694,000
                                                    ==============     ==============     ==============     ==============

Basic earnings per share                            $         0.05     $         0.04     $         0.13     $         0.16
Diluted earnings per share                          $         0.05     $         0.03     $         0.13     $         0.14

Weighted average shares outstanding -
     Basic                                              12,595,175         10,982,578         12,235,475         10,774,663
     Diluted                                            12,989,147         12,412,265         12,438,531         12,118,790

     See accompanying notes to condensed consolidated financial statements.

                         MEDIFAST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                              Nine Months Ended September 30,
                                                                                 2005               2004
                                                                              (Unaudited)        (Unaudited)
Cash flows from operating activities:
   Net income                                                               $    1,878,000     $    1,712,000
   Adjustments to reconcile net income to net cash
        provided by (used in) operating activities from
        continuing operations:
        Depreciation and amortization                                            1,385,000            910,000
        Realized loss on investment securities                                      15,000                 --
        Common stock issued for services                                           103,000             83,000
        Net change in other comprehensive income (loss)                             17,000            (61,000)
        Deferred income taxes                                                     (104,000)           629,000
        Provision for bad debts                                                     13,000                 --

Changes in assets and liabilities:
        (Increase) in accounts receivable                                         (467,000)          (485,000)
        (Increase) in inventory                                                   (607,000)        (1,105,000)
        (Increase) in prepaid expenses & other current assets                     (925,000)        (2,806,000)
        Decrease (Increase) in other assets                                         12,000           (127,000)
        (Increase) Decrease in deferred compensation                              (185,000)           312,000
         Increase (decrease) in accounts payable and accrued expenses            1,085,000           (603,000)
        Increase in income taxes payable                                           722,000                 --
                                                                            --------------     --------------
              Net cash provided by (used in) operating activities           $    2,942,000         (1,541,000)
                                                                            --------------     --------------

Cash Flow from Investing Activities:
  (Purchase) sale of investment securities, net                                   (151,000)         1,373,000
   Purchase of equipment/leasehold/improvements                                   (990,000)        (1,363,000)
   Purchase of intangible assets                                                   (62,000)          (420,000)
                                                                            --------------     --------------
              Net cash (used in) investing activities                           (1,203,000)          (410,000)
                                                                            --------------     --------------

Cash Flow from Financing Activities:
   Increase (decrease) in credit line, net                                         642,000            (55,000)
   Issuance of common stock, options and warrants                                   66,000              6,000
   Proceeds from long-term debt                                                         --            475,000
   Principal repayments of long-term debt                                         (407,000)          (516,000)
   Dividends paid on preferred stock                                               (11,000)           (11,000)
                                                                            --------------     --------------
              Net cash provided by financing activities                            290,000           (101,000)
                                                                            --------------     --------------

NET INCREASE (DECREASE)  IN CASH AND
    CASH EQUIVALENTS                                                             2,029,000         (2,052,000)

Cash and cash equivalents - beginning of the period                                612,000          2,524,000
                                                                            --------------     --------------

Cash and cash equivalents - end of period                                   $    2,641,000     $      472,000
                                                                            ==============     ==============

Supplemental disclosure of cash flow information:
   Interest paid                                                            $      232,000     $       51,000
                                                                            ==============     ==============
   Income taxes                                                             $    1,426,000     $           --
                                                                            ==============     ==============

Supplemental disclosure of non cash activity:
  Conversion of preferred stock B and C to common stock                     $      501,000     $      170,000
                                                                            ==============     ==============
  Common stock for services                                                 $      103,000     $       55,000
                                                                            ==============     ==============
  Conversion of debt to equity                                              $           --     $       28,000
                                                                            ==============     ==============
  Preferred B and C stock dividends converted to common stock               $      279,000     $        7,000
                                                                            ==============     ==============
  Line of Credit converted to long-term debt                                $      369,000     $           --
                                                                            ==============     ==============
  Common stock issued for compensation to be earned upon vesting            $      122,000     $           --
                                                                            ==============     ==============

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

      4. Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company, in its acquisitions, recognized $893,850 of goodwill. The Company performs its annual impairment test for goodwill at year-end. As of September 30, 2005, the Company has determined that there is no impairment of its goodwill.

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

                                  As of September 30, 2005            As of December 31, 2004
                              --------------------------------    --------------------------------

                              Gross Carrying     Accumulated      Gross Carrying     Accumulated
                                  Amount         Amortization         Amount         Amortization
                              --------------    --------------    --------------    --------------
Customer lists                $    4,356,000    $      767,000    $    4,355,000    $      394,000
Non-compete agreements               840,000           484,000           840,000           248,000
Trademarks and patents             1,764,000            84,000         1,703,000            12,000
Goodwill                             894,000                --           894,000                --
                              --------------    --------------    --------------    --------------

   Total                      $    7,854,000    $    1,335,000    $    7,792,000    $      654,000
                              ==============    ==============    ==============    ==============

Amortization expense for the nine months ended September 30, 2005 and 2004 was as follows:

                                               2005              2004
                                          --------------    --------------
Customer lists                            $      373,000           209,000
Non-compete agreements                           270,000           127,000
Trademarks and patents                            38,000                --
                                          --------------    --------------

Total Trademarks and Intangibles          $      681,000    $      336,000
                                          ==============    ==============

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

      8. Reclassifications

      Certain amounts for the quarter ended September 30, 2004 have been reclassified to conform to the presentation of the September 30, 2005 amounts. The reclassifications have no effect on net income for the three months and nine months ended September 30, 2004.

      9. Stock-Based Compensation

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

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income per share including pro forma results would have been the amounts indicated below:

                                                              Three Months ended September, 30      Nine months ended September 30,
                                                              --------------------------------     --------------------------------
                                                                  2005               2004              2005               2004
                                                              -------------      -------------     -------------      -------------
Net Income:
   As reported                                                $     617,000      $     391,000     $   1,587,000      $   1,694,000
       Total stock based director compensation
      Expense determined under fair value based
       method for all awards, net of related tax effects                 (0)                (0)         (287,000)          (170,000)
                                                              -------------      -------------     -------------      -------------
   Pro forma                                                  $     617,000      $     391,000     $    1,300.00      $   1,524,000
                                                              =============      =============     =============      =============

Net Income per share:
   As reported:
      Basic                                                   $         .05      $         .04     $        0.13               0.16
      Diluted                                                           .05                .03              0.13               0.14
  Pro forma:
      Basic                                                             .05                .04              0.11               0.14
      Diluted                                                           .05                .03              0.10               0.13

      10. Recent Accounting Pronouncements

      Share Based Payments

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

      11. Revenue Recognition

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

General

Nine Months Ended September 30, 2005 and September 30, 2004

Revenues for the first nine months of 2005 were $29,865,000, representing an increase of $8,423,000 (39%) from the $21,442,000 reported for the nine-month period ending September 30, 2004. The growth in revenues was a result of an increase in direct sales to consumers, which experienced consistent sales growth throughout the first nine months of the year. The increase in sales was attributed to a direct marketing campaign via print, mail, web, and television to drive new customers to the call center and website. In addition, the Company expanded its remarketing campaign to increase current customer retention. The Take Shape for Life division continued to experience strong sales growth due to the beginning stages of expansion of the sales network into additional locations as well as growth in current locations as a result of increased training and recruitment initiatives.

Cost of sales for the first nine months of 2005 increased by $2.2 million (42%) from 2004. Gross profit for the first nine months of 2005 increased by $6,235,000 (38%). Selling, general and administrative expenses for the first nine months of 2005 were $19,163,000, which increased by $5,331,000 (39%) over the same period of 2004. The increase in SG&A is primarily due to higher costs associated with increased revenues. The Company also increased its advertising expense to include additional print advertising and increased strategic testing of television advertising. Pre-tax income was $3,245,000 for the first nine months of 2005, an increase of $905,000 (39%) from $2,340,000 for the 2004 nine-month period. This increase was due to increased sales volume in the first nine months of 2005 as compared to 2004. The company reported net income of $1,587,000, or $0.13 per basic share ($0.13 per diluted share), versus $1,694,000 or $0.16 per basic share ($0.14 per diluted share), with a dilution increase of 320,000 shares. Earnings per share were effected by the interest associated with the conversion of the Series "B" preferred stock. This conversion included a $260,000 stock dividend on Series "B" preferred stock and a $19,000 stock dividend on Series "C" preferred stock. The Series "B" and Series "C" dividends decreased basic and diluted earnings per share by $.02 for the first nine months of 2005. As of September 30, 2005 all Series "B" and Series "C" preferred stock have been converted to common stock and included in the weighed average diluted shares. There will be no additional stock dividend payments. In addition, our tax expense as a percentage of profit increased for the first nine months of 2005 compared to 2004 as we no longer have a net operating loss carry forward in 2005.

Three Months Ended September 30, 2005 and September 30, 2004

Third quarter revenues for 2005 of $10,985,000 increased by $3.7 million (51%) from $7,268,000 for the three-month period ended September 30, 2004. Cost of sales for the period were $2,675,000, an increase of $789,000 (42%) from $1,886,000 during the same period of 2004. Gross profits of $8,310,000 for the third quarter of 2005 increased by $2.9 million (54%) from $5,382,000 in the third quarter of 2004. During the quarter the Company experienced income before provision for income taxes of $1,226,000 compared to $521,000 in the third quarter of 2004. Net income attributable to common shareholders was $607,000 for the quarter ended September 30, 2005 as compared to $391,000 for the third quarter of 2004. The Company had fully diluted earnings per share of $0.05 in the third quarter of 2005, versus $0.03 in 2004.

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

Liquidity and Capital Resources

The Company had stockholders' equity of $21,258,000 and working capital of $9,627,000 on September 30, 2005 compared with $18,807,000 and $10,634,000 at
September 30, 2004, respectively. The $2,943,000 net increase in stockholder's equity is due to profits from operations. The $1,007,000 net decrease in working capital is due to increased payables and short-term debt related to both infrastructure improvements and the overall business growth in the first 9 months of 2005.

Inflation

To date, inflation has not had a material effect on the Company's business.

                            Item 5. Other Information

Litigation:

On December 16, 2003 John Donavin, on behalf of the General Public, filed suit, against Jason Pharmaceuticals, Inc. in the Superior Court of the State of California, City and County of San Francisco. The suit alleges that Medifast bars contain Vitamin D3 or Vitamin D in violation of Federal laws and regulations, and asks for equitable relief and damages. The Company's general council believes that the Company's formulation used in its "meal replacement" bars for over 20 years has been and is in conformity with current and past FDA regulations. Medifast, Inc. has been informed by general counsel that the suit is being dismissed due to a lack of merit.

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

Other:

On August 31, 2005 Medifast announced it has signed a License and Distribution agreement with Game Time, LLC on behalf of All-Pro NFL linebacker Ray Lewis. The line includes a high-protein sports performance shake for men and women and a low fat, balanced nutrition and energy shake and bar for weight management and healthy living.

Earnings Per Share: The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Consolidated Statement of Operations.

Issuance of Common Stock: Due to the conversion of Series "C" preferred stock to common stock and the exercising of options by employees, the Company issued 558,335 shares of common stock throughout the third quarter of 2005. Of these shares issued, 400,000 were from the conversion of Series "C" convertible preferred stock and 20,000 related to a stock dividend on the Series "C" convertible preferred shares.

Code of Ethics: In September 2002, the Company implemented a Code of Ethics by which directors, officers and employees commit and undertake to personal and corporate growth, dedicate themselves to excellence, integrity and responsiveness to the marketplace, and work together to enhance the value of the Company for the shareholders, vendors, and customers.

Trading Policy: In March 2003, the Company implemented a Trading Policy whereby if a director, officer or employee has material non-public information relating to the Company, neither that person nor any related person may buy or sell securities of the Company or engage in any other action to take advantage of, or pass on to others, that information. Additionally, insiders may purchase or sell MED securities if such purchase or sale is made within 30 business days after an earnings or special announcement to include the 10-K, 10-Q and 8-K in order to insure that investors have available the same information necessary to make investment decisions as insiders.

Internal Control Policy: In April 2003, the Company implemented an Internal Control Policy allowing for the confidential receipt and treatment of complaints in regards to the Company's internal accounting controls and auditing matters. A director, officer or employee may file a confidential and anonymous concern regarding questionable accounting or auditing maters to an independent representative of the Medifast Audit Committee through the provided "Whistleblower Hotline". As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2005.

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

                                        Medifast Inc.
                                        (Registrant)


                                        /s/ Bradley T. MacDonald
                                        ----------------------------------
                                        Bradley T. MacDonald
                                        Chairman & CEO

                                Index to Exhibits

Exhibit Number                  Description of Exhibit
--------------                  ----------------------

31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

33.1              Audit Committee Charter

33.2              Compensation Committee Charter