Form 10-K
period 2005-12-31
MEDIFAST INC
filed 2006-03-15
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-K


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                          Commission File No. 000-23016

                                   ----------

                                 MEDIFAST, INC.
              ----------------------------------------------------



            DELAWARE                               13-3714405
     -------------------------                 -------------------
       Incorporation State                 Tax Identification number



11445 CRONHILL DRIVE, OWINGS MILLS, MD                        21117
-----------------------------------------------------       ----------
              Principal Office Address


                              Phone (410) 581-8042


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|



      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|



      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer  |_|  Non-accelerated filer  |X|


      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|



      The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2005, based upon the closing price of $3.04 per share on the American Stock Exchange on that date, was $32,985,000.



      As of March 14, 2006, the Registrant had 12,786,124 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III.

                         MEDIFAST, INC. AND SUBSIDIARIES

                                    CONTENTS



CONSOLIDATED FINANCIAL STATEMENTS                                         PAGE


Report of Independent Registered Public Accounting Firm ..........        F-2

Balance sheets as of December 31, 2005 and 2004 ..................        F-3

Statements of income for the years ended
     December 31, 2005, 2004 and 2003 ............................        F-4

Statement of changes in stockholders' equity and accumulated other comprehensive income (loss) for the years ended
     December 31, 2005, 2004, and 2003 ...........................     F-5, 6

Statements of cash flow for the years ended
     December 31, 2005, 2004, and 2003 ...........................        F-7

   Notes to consolidated financial statements ....................        F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Medifast, Inc.
Owings Mills, Maryland


We have audited the accompanying consolidated balance sheets of Medifast, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders equity, and cash flow for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medifast, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Bagell, Josephs, Levine & Company, LLC

Gibbsboro, New Jersey
March 2, 2006

                         MEDIFAST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2005 and 2004


                                                                                                  2005                   2004
                                                                                           --------------------  -------------------
ASSETS
CURRENT ASSETS:
           Cash                                                                                 $ 1,484,000              $ 612,000
           Accounts receivable-net of allowance for doubtful accounts                               985,000              1,063,000
           of $100,000 and $87,000
           Inventory                                                                              5,475,000              4,251,000
           Investment securities                                                                  2,700,000              2,626,000
           Deferred compensation                                                                    525,000                321,000
           Prepaid expenses and other current assets                                              3,273,000              1,079,000
           Current portion of deferred tax asset                                                          -                 19,000
                                                                                        --------------------  ---------------------
                TOTAL CURRENT ASSETS                                                             14,442,000              9,971,000

Property, plant and equipment - net                                                               9,535,000              8,698,000
Trademarks and intangibles - net                                                                  6,508,000              7,138,000
Deferred tax asset, net of current portion                                                                -                 91,000
Other assets                                                                                         60,000                 70,000
                                                                                        --------------------  ---------------------

                TOTAL ASSETS                                                                    $30,545,000            $25,968,000
                                                                                        ====================  =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
           Accounts payable and accrued expenses                                                $ 2,263,000              $ 940,000
           Income taxes payable                                                                     899,000                674,000
           Dividends payable                                                                              -                 65,000
           Line of credit                                                                           633,000                369,000
           Current maturities of long-term debt                                                     561,000                458,000
           Deferred tax liability - current                                                          90,000                      -
                                                                                        --------------------  ---------------------
                TOTAL CURRENT LIABILITIES                                                         4,446,000              2,506,000

OTHER LIABILITIES AND DEFERRED CREDITS
           Long-term debt, net of current portion                                                 3,977,000              4,256,000
           Deferred tax liability - non-current                                                     101,000                      -
                                                                                        --------------------  ---------------------
                TOTAL LIABILITIES                                                                 8,524,000              6,762,000
                                                                                        --------------------  ---------------------

STOCKHOLDERS' EQUITY:

Series B Convertible Preferred Stock; par value $1.00;
           600,000 shares authorized; 0 and 300,614
           shares issued and outstanding                                                                  -                301,000
Series C Convertible Preferred Stock; stated value $1.00;
           1,015,000 shares authorized; 0 and 200,000 shares issued and outstanding                       -                200,000
Common stock; par value $.001 per share; 20,000,000 shares authorized;
           12,782,791 and 11,001,070 shares issued and outstanding                                   13,000                 11,000
Additional paid-in capital                                                                       21,759,000             20,556,000
Accumulated other comprehensive income (loss)                                                       282,000                (39,000)
Retained earnings (deficit)                                                                       1,149,000             (1,287,000)
                                                                                        --------------------  ---------------------
                                                                                                 23,203,000             19,742,000
Less: cost of 210,902 and 78,160 shares of common stock in treasury                              (1,075,000)              (536,000)
Less:  Unearned compensation                                                                       (107,000)
                                                                                        --------------------  ---------------------
TOTAL STOCKHOLDERS' EQUITY                                                                       22,021,000             19,206,000
                                                                                        --------------------  ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $30,545,000            $25,968,000
                                                                                        ====================  =====================

              The accompanying notes are an integral part of these
                       consolidated financial statements

                         MEDIFAST, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 2005, 2004 and 2003


                                                            2005                 2004                     2003
                                                 --------------------  -------------------         -------------------

Revenue                                                  $40,129,000          $27,340,000                 $25,379,000
Cost of sales                                            (10,161,000)          (6,746,000)                 (6,825,000)
                                                 --------------------  -------------------         -------------------
GROSS PROFIT                                              29,968,000           20,594,000                  18,554,000

Selling, general, and administration                     (25,894,000)         (17,590,000)                (14,956,000)
                                                 --------------------  -------------------         -------------------

INCOME FROM OPERATIONS                                     4,074,000            3,004,000                   3,598,000
                                                 --------------------  -------------------         -------------------

OTHER INCOME (EXPENSE):
     Interest expense                                       (317,000)            (245,000)                   (150,000)
     Interest income                                         158,000              154,000                     110,000
     Other income (expense)                                   15,000               (7,000)                          -
                                                 --------------------  -------------------         -------------------
                                                            (144,000)             (98,000)                    (40,000)
                                                 --------------------  -------------------         -------------------

NET INCOME BEFORE PROVISION FOR INCOME TAXES               3,930,000            2,906,000                   3,558,000
Provision for income taxes                                (1,203,000)          (1,159,000)                 (1,148,000)
                                                 --------------------  -------------------         -------------------

NET INCOME                                                 2,727,000            1,747,000                   2,410,000
                                                 --------------------  -------------------         -------------------

Less:  Preferred stock dividend requirement                 (291,000)             (18,000)                    (58,000)
                                                 --------------------  -------------------         -------------------

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS            $2,436,000           $1,729,000                  $2,352,000
                                                 ====================  ===================         ===================

Basic earnings per share                                       $0.20                $0.16                       $0.25
Diluted earnings per share                                     $0.19                $0.14                       $0.22

Weighted average shares outstanding -
     Basic                                                12,258,734           10,832,360                   9,305,731
                                                          ==========           ==========                   =========
     Diluted                                              12,780,959           12,413,424                  10,952,367
                                                          ==========           ==========                  ==========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                         MEDIFAST, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND
                 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                  Years Ended December 31, 2005, 2004, and 2003


                                                         Series B                   Series C
                                                      Preferred Stock             Preferred Stock
                                                      ---------------             ----------------
                                                                  Stated                      Stated
                                                                  ------                      ------
                                                    Number         Value        Number         Value
                                                    ------         -----        ------         -----
                                                   of Shares       Amount      of Shares      Amount
                                                   ---------       ------      ---------      ------

Balance, December 31, 2002                           521,290      $521,000      985,000      $985,000
Preferred converted to Common Stock                 (117,556)     (117,000)    (718,000)     (718,000)
Options exercised to Common Stock
Warrants Converted to Common Stock
Common Stock issued to Directors,
consultants, and acquisitions
Common Stock issued for Series "C" dividend
Dividend paid in stock
Net Income
                                               -------------- ------------- ------------  ------------
Balance, December 31, 2003                           403,734       404,000      267,000       267,000
Preferred converted to Common Stock                 (103,120)     (103,000)     (67,000)      (67,000)
Options exercised to Common Stock
Warrants Converted to Common Stock
Conversion of debt to equity
Conversion of debt to equity out of Treasury
Common stock issued to Consultants
Shares issued out of Treasury
Common Stock issued for Series "C" dividend
Dividend paid in stock
Net Income
                                               -------------- ------------- ------------  ------------
Balance, December 31, 2004                           300,614       301,000      200,000       200,000

Preferred converted to Common Stock                 (300,614)     (301,000)    (200,000)     (200,000)
Warrants Converted to Common Stock
Options excercised to common stock
Common Stock issued for Series "C" dividend
Dividend paid in stock
Common stock issued for Series "B" dividend
Common stock issued to Employees
Treasury shares issued to employees
Shares issued to officer with two year vesting period
Treasury shares repurchased
Net income
                                               -------------- ------------- ------------  ------------
Balance, December 31, 2005                                 0            $0            0            $0
                                               ============== ============= ============  ============


              The accompanying notes are an integral part of these
                        consolidated financial statements


                                                                          Common Stock
                                                   -------------------------------------------------------------
                                                                  Par Value      Additional
                                                                  ---------      ----------
                                                      Number        $0.00          Paid-In        Retained
                                                      ------        ------         -------        --------
                                                     of Shares      Amount         Capital    Earnings (deficit)
                                                     ---------      ------         -------    ------------------

Balance, December 31, 2002                           7,204,693      $7,000        $9,613,000    ($5,381,000)
Preferred converted to Common Stock                  1,671,108       2,000           833,000
Options exercised to Common Stock                      615,714                       590,000
Warrants Converted to Common Stock                     288,724                       350,000
Common Stock issued to Directors,                      665,970       1,000         8,716,000
consultants, and acquisitions
Common Stock issued for Series "C" dividend             36,400                        18,000
Dividend paid in stock                                                                              (45,000)
Net Income                                                                                        2,410,000
                                                 -------------- -----------   ----------------   ------------
Balance, December 31, 2003                          10,482,609      10,000        20,120,000     (3,016,000)
Preferred converted to Common Stock                    340,240                       170,000
Options exercised to Common Stock                       47,221       1,000            34,000
Warrants Converted to Common Stock                      46,700                       125,000
Conversion of debt to equity                            55,400                        28,000
Conversion of debt to equity out of Treasury                                         114,000
Common stock issued to Consultants                      15,500                        93,000
Shares issued out of Treasury                                                       (135,000)
Common Stock issued for Series "C" dividend             13,400                         7,000         (7,000)
Dividend paid in stock                                                                              (11,000)
Net Income                                                                                        1,747,000
                                                 -------------- -----------   ----------------   ------------
Balance, December 31, 2004                          11,001,070      11,000        20,556,000     (1,287,000)

Preferred converted to Common Stock                  1,001,228       1,100           500,000
Warrants Converted to Common Stock                       2,000           -             2,000
Options excercised to common stock                     138,335         100           190,000
Common Stock issued for Series "C" dividend             38,000           -            19,000        (19,000)
Dividend paid in stock                                                                              (11,000)
Common stock issued for Series "B" dividend            521,158         600           260,000       (261,000)
Common stock issued to Employees                        81,000         100           271,000
Treasury shares issued to employees                                    100           (39,000)
Shares issued to officer with two year vesting period
Treasury shares repurchased
Net income                                                                                        2,727,000
                                                  -------------- -----------   ----------------   -----------
Balance, December 31, 2005                          12,782,791     $13,000       $21,759,000     $1,149,000
                                                  ============== ===========   ================   ===========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                        MEDIFAST, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) -(CONTINUED)
                 Years Ended December 31, 2005, 2004, and 2003

                                                              Accumulated other
                                                                 comprehensive                         Treasury        Unearned
                                                                 income (loss)        Total              Stock        Compensation
                                                                 -------------        -----              -----        ------------

Balance, December 31, 2002                                    $              -       $5,745,000        ($167,000)               -
Preferred converted to Common Stock
Options exercised to Common Stock                                                       590,000         (516,000)
Warrants Converted to Common Stock                                                      350,000
Common Stock issued to Directors, consultants and acquisitions                        8,717,000
Common Stock issued for Series "C" dividend                                              18,000
Dividend paid in stock                                                                  (45,000)
Net Income                                                              (25,000)      2,385,000
                                                              ------------------ ---------------   --------------  ---------------
Balance, December 31, 2003                                              (25,000)     17,760,000         (683,000)               -
Preferred converted to Common Stock
Options exercised to Common Stock                                                        35,000          (31,000)
Warrants Converted to Common Stock                                                      125,000         (123,000)
Conversion of debt to equity                                                             28,000
Conversion of debt to equity out of Treasury                                            114,000          166,000
Common stock issued to Consultants                                                       93,000          135,000
Shares issued out of Treasury                                                          (135,000)         135,000
Common Stock issued for Series "C" dividend
Dividend paid in stock                                                                  (11,000)
Net Income                                                              (14,000)      1,733,000
                                                              ------------------ ---------------   --------------  ---------------
Balance, December 31, 2004                                              (39,000)     19,742,000         (536,000)               -

Preferred converted to Common Stock                                                                     (124,000)
Warrants Converted to Common Stock                                                        2,000
Options excercised to common stock                                                      190,000
Common Stock issued for Series "C" dividend
Dividend paid in stock                                                                  (11,000)
Common stock issued for Series "B" dividend
Common stock issued to Employees                                                        271,000
Treasury shares issued to employees                                                     (39,000)          38,000
Shares issued to officer with two year vesting period                                                                    (122,000)
Vesting of unearned compensation                                                                                           15,000
Treasury shares repurchased                                                                             (453,000)
Net income                                                              321,000       3,048,000
                                                              ------------------ ---------------   --------------  ---------------
Balance, December 31, 2005                                             $282,000     $23,203,000      ($1,075,000)       ($107,000)
                                                              ===================================================  ===============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                         MEDIFAST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 Years Ended December 31, 2005, 2004, and 2003


                                                                               2005               2004            2003
                                                                         ------------------  --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $ 2,727,000      $ 1,747,000      $2,410,000
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
        PROVIDED BY OPERATING ACTIVITIES FROM OPERATIONS:
        Depreciation and amortization                                            1,741,000        1,210,000         648,000
        Realized (gain) loss on investment securities                               10,000           19,000          (1,000)
        Common stock issued for services                                           150,000           93,000         207,000
        Vesting of unearned compensation                                            15,000                -               -
        Net change in other accumulated comprehensive income (loss)                321,000          (14,000)              -
        Provision for bad debts                                                     13,000                -               -
        Deferred income taxes                                                      301,000          486,000       1,138,000

CHANGES IN ASSETS AND LIABILITIES:
        Decrease (increase) in accounts receivable                                  65,000         (422,000)       (357,000)
        (Increase) in inventory                                                 (1,225,000)      (1,263,000)     (1,729,000)
        (Increase) in prepaid expenses and other current assets                 (2,194,000)        (143,000)       (687,000)
        (Increase) in deferred compensation                                       (204,000)               -        (321,000)
       Decrease (increase) in other assets                                          10,000          (25,000)         44,000
        Increase (decrease) in accounts payable and accrued expenses             1,323,000         (460,000)        525,000
        Increase in income taxes payable                                           160,000          674,000               -
                                                                         ------------------  --------------- ---------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                          3,213,000        1,902,000       1,877,000
                                                                         ------------------  --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale (purchase) of investment securities, net                                   (84,000)       1,338,000      (3,564,000)
   Purchase of building                                                                  -         (566,000)     (1,823,000)
   Purchase of property and equipment                                           (1,672,000)      (1,490,000)     (1,309,000)
   Purchase of intangible assets                                                  (276,000)      (2,792,000)     (2,458,000)
                                                                         ------------------  --------------- ---------------
              NET CASH (USED IN) INVESTING ACTIVITIES                           (2,032,000)      (3,510,000)     (9,154,000)
                                                                         ------------------  --------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock, options and warrants                                   66,000            7,000       6,722,000
   Increase (decrease) in line of credit, net                                      561,000          314,000         (36,000)
   Purchase of treasury stock                                                     (452,000)               -               -
   Proceeds from long-term debt                                                          -          475,000       2,669,000
   Principal repayments of long-term debt                                         (473,000)      (1,089,000)       (346,000)
   Dividends paid on preferred stock                                               (11,000)         (11,000)        (45,000)
                                                                         ------------------  --------------- ---------------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (309,000)        (304,000)      8,964,000
                                                                         ------------------  --------------- ---------------

NET INCREASE (DECREASE)  IN CASH AND
    CASH EQUIVALENTS                                                               872,000       (1,912,000)      1,687,000

Cash and cash equivalents - beginning of the year                                  612,000        2,524,000         837,000
                                                                         ------------------  --------------- ---------------
Cash and cash equivalents - end of year                                        $ 1,484,000        $ 612,000     $ 2,524,000
                                                                         ==================  =============== ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                 $ 317,000        $ 245,000       $ 154,000
                                                                         ==================  =============== ===============
   Income taxes                                                                $ 1,983,000              $ -             $ -
                                                                         ==================  =============== ===============

SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITY:
  Conversion of preferred stock B and C to common stock                          $ 501,000        $ 170,000       $ 835,000
                                                                         ==================  =============== ===============
  Common stock for services                                                      $ 150,000         $ 93,000       $ 207,000
                                                                         ==================  =============== ===============
  Common stock for intangibles and fixed assets                                        $ -              $ -      $1,949,000
                                                                         ==================  =============== ===============
  Conversion of debt to equity                                                         $ -        $ 307,000             $ -
                                                                         ==================  =============== ===============
  Preferred B and C Stock Dividends                                              $ 287,000          $ 7,000        $ 18,000
                                                                         ==================  =============== ===============
  Line of credit converted to long-term debt                                     $ 369,000              $ -             $ -
                                                                         ==================  =============== ===============
  Common stock issued for compensation to be earned upon vesting                 $ 122,000              $ -             $ -
                                                                         ==================  =============== ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003


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

         The Company is engaged in the manufacturing and distribution of Medifast(R) and Hi-Energy(R) branded and private label weight and disease management products. These products are sold through various channels of distribution, to include web, call center, independent health advisors, medical professionals, weight loss clinics, direct consumer marketing supported via the phone and the web. The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.


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

[2] CASH AND CASH EQUIVALENTS:

         For the purposes of the consolidated statements of cash flow, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2005, the Company had $789,000 in a money market account, $365,000 in miscellaneous short-term investments through Merrill Lynch that are considered cash equivalents due to terms of maturity, and $330,000 in operating checking accounts.

         At December 31, 2004, the Company had invested in four $100,000 certificates of deposit, of which three were considered cash equivalents. In 2005, all certificates of deposit matured and were rolled into a money market account.

MEDIFAST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[3] ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBFUL ACCOUNTS

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

[5] ADVERTISING:

         Advertising costs such as preparation, layout, design and production of advertising are deferred. They are expensed when the advertisement is first used, except for the costs of executory contracts, which are amortized as performance under the contract is received. Advertising costs deferred at December 31, 2005 and 2004, were $585,000 and $478,000 respectively. Advertising expense for the years ended December 31, 2005 and 2004 amounted to $3,784,000 and $1,055,000, respectively.


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

MEDIFAST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)


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

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

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


[12] CONCENTRATION OF CREDIT RISK:

         Financial instruments that potentially subject the Company to credit risk consist of cash, certificates of deposit, investment securities and trade receivables. Cash, money markets and investments exceed the federal insurance coverage by $2,248,000 and $3,525,000, respectively. The Company securities at December 31, 2005 and 2004, include amounts deposited with multiple financial institutions markets its products primarily to medical professionals, clinics, and Internet medical sales and has no substantial concentrations of credit risk in its trade receivables.

         As of December 31, 2005 and 2004, the Company had two customers that individually represented over 10% of the accounts receivable and in the aggregate, approximately 36% and 49% of the accounts receivable, respectively.

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

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

         In November 1997, June 2002 and July 2004, the Company amended the Plan by increasing the number of shares of the Company's common stock subject to the Plan by an aggregate of 200,000 shares, 300,000 shares and 250,000 shares respectively.

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

         If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:


                                                                 Years Ended December 31
                                                          2005             2004           2003
                                                          ----             ----           ----
Net income:
      As reported                                       2,727,000        1,747,000      2,410,000
      Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related tax
      effects
                                                         (280,000)        (108,000)      (403,000)
                                                   ---------------  --------------- --------------

      Pro forma                                         2,447,000        1,639,000      2,007,000
                                                   ===============  =============== ==============
Net income per share:
      as reported:
            Basic                                          $ 0.20           $ 0.16         $ 0.25
            Diluted                                        $ 0.19           $ 0.14         $ 0.22
      Pro forma:
            Basic                                          $ 0.20           $ 0.15         $ 0.21
            Diluted                                        $ 0.19           $ 0.13         $ 0.18


MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003


[13] STOCK-BASED COMPENSATION: (CONTINUED)

         The pro forma effect on net income may not be representative of the pro forma effect on net income of future years due to, among other things: (i) the vesting period of the stock options and the (ii) fair value of additional stock options in future years.

         For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                    2005              2004                 2003
                                    ----              ----                 ----
Dividend yield .............        0.0%               0.0%                0.0%
Expected volatility ........       0.70               0.40                0.40
Risk-free interest rate.....       4.50%              4.50%             3% - 5%
Expected life in years......        1-5                1-5                 1-5

         The weighted average fair value at date of grant for options granted during the years 2005, 2004, and 2003 were $2.64, $8.60, and 5.32, respectively, using the above assumptions.


         The following summarizes the stock option activity for the years ended December 31:


                                                  2005                           2004                          2003
                                       ---------------------------- -----------------------------  -----------------------------

                                                        Weighted                       Weighted                         Weighted
                                                        Average                         Average                          Average
                                                        Exercise                       Exercise                         Exercise
                                          Shares          Price         Shares           Price         Shares             Price
                                       ------------- -------------- ---------------- ------------  ---------------- ------------

Outstanding at beginning of year            389,397           1.51       439,455.00         1.76        891,669.00         0.69
Options granted                             333,333           2.64        30,000.00         8.60        163,500.00         5.32
Options reinstated                                -           0.00                -         0.00                 -         0.00
Options exercised                          (138,335)         (1.83)         (47,221)       (1.19)         (615,714)       (1.16)
Options forfeited or expired               (299,668)         (1.17)         (32,837)       (7.01)                0         0.00
                                       ------------- -------------- ---------------- ------------  ---------------- ------------

Outstanding at end of year                  284,727           2.41       389,397.00         1.51        439,455.00         1.76
                                       ============= ============== ================ ============  ================ ============
Options exercisable at year end             254,725           3.17       350,336.00         1.11        302,668.00         0.76
                                       ============= ============== ================ ============  ================ ============

Options available for grant at
        end of year                         965,273                         860,603                        810,545
                                       =============                ================               ================

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)



[13] STOCK-BASED COMPENSATION: (CONTINUED)

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:


                        Options Outstanding                              Options
                        -------------------                              -------
                                                                       Exercisable
                                                                       -----------
                                         Weighted
                                          Average
                                        Contractual    Weighted                          Weighted
  Range of                                 Life         Average                           Average
  Exercise            Number             Remaining     Exercise          Number          Exercise
   Prices           Outstanding         (in Years)       Price         Exercisable         Price
   ------           -----------         ----------       -----         -----------         -----

    $0.25                       6,669       1.0          $0.25                 6,669       $0.25
    $0.32                       3,334       .40          $0.32                 3,334       $0.32
    $0.80                      16,666       1.5          $0.80                16,666       $0.80
    $2.67                     178,334       4.1          $2.67               178,334       $2.67
    $3.83                      40,000       4.8          $3.83                13,332       $3.83
    $4.80                      19,724       2.3          $4.80                19,724       $4.80
    $8.60                      10,000       3.0          $8.60                 6,666       $8.60
   $11.15                      10,000       2.5         $11.15                10,000      $11.15


              =======================                =============   ===============   =============
                              284,727                    $2.41               254,725       $3.17

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)


[15] RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, " FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on the Company's results and financial position.

         In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), "Inventory Costs - an amendment of ARB No. 43, Chapter 4". FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for fiscal years beginning after June 15, 2005. FAS 151 did not have a material impact on its results or financial statements.


[16] INVESTMENTS

         In accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities are classified into three categories: held-to-maturity, available-for-sale and trading. The Company's investments consist of debt and equity securities classified as available-for-sale securities. Accordingly, they are carried at fair value in accordance with FAS No. 115. Further, according to FAS No. 115 the unrealized holding gains and losses for available-for-sales securities are excluded from earnings and reported, net of deferred income taxes, as a separate component of stockholders' equity, unless the loss is classified as other than a temporary decline in market value.

[17] GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)


for after they have been initially recognized in the financial statements. The Company, in its acquisitions, recognized $893,850 of goodwill. The Company performs its annual impairment test for goodwill at year-end. As of December 31, 2005, the Company has determined that there is no impairment of its goodwill.

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


[18] COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. The Company presents comprehensive income in its consolidated statements of stockholders equity.

[19] RECLASSIFICATIONS

         Certain amounts for the years ended December 31, 2004 and 2003 have been reclassified to conform to the presentation of the December 31, 2005 amounts. The reclassifications have no effect on net income for the years ended December 31, 2004 and 2003.

NOTE C - INVENTORY

         Inventory consists of the following at December 31, 2005 and 2004:

                                              2005               2004
                                              ----               ----
          Raw materials ..............       $1,906,000       $1,085,000
          Packaging...................        1,142,000          958,000
          Finished goods .............        2,427,000        2,208,000
                                           ------------      ------------
                                             $5,475,000      $ 4,251,000
                                             ==========      ===========

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003


NOTE D - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expense and other current assets as of December 31, 2005 and 2004, consist of the following:

                                               2005             2004
                                           --------------    ------------

Marketing and advertising                        800,000         478,000
Taxes                                            779,000          25,000
Commissions                                      792,000               -
Supplies                                         393,000               -
Insurance                                        294,000         273,000
Services                                          50,000          73,000
Other                                            165,000         230,000
                                           --------------    ------------

                                               3,273,000       1,079,000
                                           ==============    ============



NOTE E - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 2005 and 2004, consist of the following:


                                                                   2005               2004
                                                                   ----               ----
    Land                                                      $    650,000        $   650,000
    Building and building improvements                           6,871,000          6,728,000
    Equipment and fixtures                                       5,583,000          4,062,000
    Vehicle                                                         19,000             11,000
                                                          ----------------       --------------
                                                                13,123,000         11,451,000
Less accumulated depreciation and amortization                   3,588,000          2,753,000
                                                             -------------       ------------
    Property, plant and equipment - net                        $ 9,535,000         $ 8,698,000
                                                              ============         ===========

         Substantially all of the Company's property, plant and equipment are pledged as collateral for various loans (see Note J).

         Depreciation expense for the years ended December 31, 2005, 2004, and 2003 were $835,000, $804,000 and $421,000, respectively.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003


NOTE F - TRADEMARKS AND INTANGIBLES


                                                AS OF DECEMBER 31, 2005                   AS OF DECEMBER 31, 2004
                                         ---------------------------------------   --------------------------------------

                                           GROSS CARRYING         ACCUMULATED        GROSS CARRYING        ACCUMULATED
                                               AMOUNT            AMORTIZATION            AMOUNT            AMORTIZATION
                                         -------------------    ----------------   --------------------   ---------------


Customer lists                                  $ 4,514,000           $ 873,000            $ 4,355,000         $ 394,000
Non-compete agreements                              840,000             566,000                840,000           248,000
Trademarks and patents                            1,821,000             121,000              1,703,000            12,000
Goodwill                                            894,000                   -                894,000                 -
                                         -------------------    ----------------   --------------------   ---------------

                Total                           $ 8,069,000         $ 1,560,000            $ 7,792,000         $ 654,000
                                         ===================    ================   ====================   ===============



AMORTIZATION EXPENSE FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 WAS AS
FOLLOWS:


                                                2005                 2004                 2003
                                         -------------------    ----------------   --------------------
Customer lists                                    $ 479,000           $ 244,000              $ 127,000
Non-compete agreements                              369,000             162,000                 86,000
Trademarks and patents                               58,000                   -                 14,000
                                         -------------------    ----------------   --------------------

Total trademarks and intangibles                  $ 906,000           $ 406,000              $ 227,000
                                         ===================    ================   ====================

Amortization expense is included in selling, general and administrative expenses.


The estimated future amortization expense of trademarks and intangible assets is as follows:

      For the years ending December 31,                  Amount
      ---------------------------------------        ----------------

                                        2006              $1,125,000
                                        2007                 755,000
                                        2008                 640,000
                                        2009                 462,000
                                        2010                 462,000

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003


NOTE G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses as of December 31, 2005 and 2004 consist of the following:

                                                     2005                2004
                                                     ----                ----
          Trade payables                         $  1,695,000       $   343,000
          Accrued expenses and other                      -             116,000
          Accrued payroll and related taxes           314,000           215,000
          Sales commissions payable                   254,000           266,000
                                                  ------------     -------------
          Total                                  $  2,263,000           $940,000
                                                 =============     =============



NOTE H - OPERATING LEASES

         The Company leases office space for its eleven corporately owned Hi-Energy Weight Control Clinics under lease terms ranging from one to five year with leases commencing 2004 and 2005. Monthly payments under the leases range in price from $1,120 to $2,695. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

         The following is a schedule by years of future minimum rental payments required under operating lease that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005:

For the Years Ending
December 31,

         2006                                    $ 227,000
         2007                                      191,000
         2008                                      147,000
         2009                                      142,664
         2010                                       53,000
                                          -----------------

Total minimum payments required                  $ 760,664
                                          =================

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003


NOTE I - INCOME TAXES


         Significant components of the income tax benefit for the years ended December 31 are as follows:



                                             2005             2004              2003
                                        ---------------  ----------------  ---------------
Current:
      Federal                                $ 685,000         $ 600,000        $ 973,000
      State                                    217,000            90,000          175,000
                                        ---------------  ----------------  ---------------
      Total Current                            902,000           690,000      $ 1,148,000
                                        ===============  ================  ===============
Deferred:
      Federal                                $ 261,000         $ 408,000              $ -
      State                                     40,000            61,000                -
                                        ---------------  ----------------  ---------------
      Total deferred                           301,000           469,000                -
                                        ---------------  ----------------  ---------------
Income tax expense                         $ 1,203,000       $ 1,159,000      $ 1,148,000
                                        ===============  ================  ===============



A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax benefit in the consolidated statements of income for the years ended December 31 is as follows:


                                                           2005              2004             2003
                                                      ----------------  ---------------  ----------------
Provision at the U.S. federal statutory rate              $ 1,272,000      $ 1,087,000         $ 973,000
State taxes, net of federal benefit                           198,000          145,000           175,000
Intangible assets                                            (153,000)         (73,000)                -
Other temporary differences                                   (98,000)               -                 -
Permanent differences                                         (16,000)               -                 -
                                                      ----------------  ---------------  ----------------
     Income tax expense                                   $ 1,203,000      $ 1,159,000       $ 1,148,000
                                                      ================  ===============  ================


MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003


NOTE I - INCOME TAXES (CONTINUED)



Medifast, Inc.'s deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:



                                                   2005              2004
                                              ----------------  ---------------
Deferred tax assets
      Net operating loss carryforwards                    $ -              $ -
      Intangible assets                                     -          110,000
      Accounts receivable                                   -                -
      Inventory overhead and write downs                    -                -
      Section 263A                                          -                -
                                              ----------------  ---------------
Total deferred tax assets                                 $ -        $ 110,000
                                              ================  ===============


Deferred Tax Liabilities
      Intangible assets                            $ (113,000)             $ -
      Accounts receivable                             (37,000)               -
      Inventory overhead and write downs              (41,000)               -
                                              ----------------  ---------------
Total deferred tax liabilities                     $ (191,000)             $ -
                                              ================  ===============


The 2005 effective income tax rate of 30.6% differed from the federal statutory rate of 34% due to the amortization of intangible assets, timing differences for other temporary and permanent differences, and state income taxes.

The 2004 effective income tax rate differed from the federal statutory rate due to state taxes, amortization of intangible assets, and for a net operating loss deduction carried forward from 2003.

The 2003 effective income tax rate differed from the federal statutory rate due to state taxes.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE J- LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt as of December 31, 2005 and 2004, consist of the following:


                                                                                        2005                   2004
                                                                                        ----                   ----
$2,850,000 fifteen year term loan secured by the building and land
     at a variable rate which was 7.13% at December 31, 2005                       $  2,201,000        $  2,391,000
$1,760,000 ten-year reducing revolver line of credit rate at LIBOR
     plus 220 bps , which was 6.58% on December 31, 2005                              1,506,000           1,623,000
$186,976 three-year term loan secured by 20,000 restricted common
     shares variable rate which was 10.25% at December 31, 2005                          59,000             111,000
$200,000 five-year term loan secured by equipment
    fixed rate was 3% at December 31, 2005                                               90,000             130,000
$475,000 seven-year loan secured by the building and land at a variable rate at LIBOR plus 250 bps, which was 6.885% on
     December 31, 2005                                                                  428,000             459,000
$366,000 three-year term loan serucred by certain assets at LIBOR plus
250 basis points, which was at 6.885% at December 31, 2005                              254,000                  -
$100,000 unsecured note payable at a fixed rate of 3%, discounted to an
     incremental borrowing rate of 12%                                                       -                   -
Note payable over 3 years secured by vehicle at a fixed rate of 12.25%                       -                   -
$550,000 agreement three years secured by certain assets of the Company
    variable rate, which was prime floating at December 31, 2004.                            -                   -
                                                                                  ---------------------------------
                                                                                      4,538,000           4,714,000
Less current portion                                                                    561,000             458,000
                                                                                   ------------      --------------
                                                                                    $ 3,977,000        $  4,256,000
                                                                                    ===========      ==============



Future principal payments on long-term debt for the next 5 years are as follows:

           2006 ............................       $561,000
           2007 ............................        503,000
           2008 ............................        356,000
           2009 ............................        339,000
           2010.............................        339,000
           Thereafter.......................      2,440,000
                                            ---------------
                                                 $4,538,000

         The Company has established a $5 million revolving line of credit at the LIBOR rate plus 1.30% with Mercantile Safe Deposit and Trust Company secured by substantially all of the assets of Jason Pharmaceuticals, Inc. Effective January 17, 2004, $650,000 of the line of credit was converted to a note payable secured by all assets of Jason Pharmaceuticals excluding trademarks at a variable rate at libor plus 250 basis points which was 6.38% on December 31, 2005. The outstanding balance on this line was $633,000 and $369,000 at December 31, 2005 and 2004, respectively.

          The outstanding balance on this line was $633,000 and $369,000 at December 31, 2005 and 2004, respectively. The line of credit is renewed annually in October.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE K - EMPLOYMENT AGREEMENTS

         The CEO of Medifast, Inc., Bradley T. MacDonald, has a two-year employment agreement for an aggregate annual base salary of $225,000 with a bonus potential of 50% of base salary provided the Company makes its profit plan per the Board approved forecast. This contract has been extended to December 31, 2007. Due to the inequities of funding a retirement plan in the 401K, and in recognition of the performance responsible for the turnaround of the Company, the Board of Directors approved a Selective Executive Retirement Compensation Plan funded by the form of deferred compensation. The Deferred Compensation Plan will be funded up to $350,000 by a dollar for dollar match program, having Mr. MacDonald defer $175,000, followed by a Company match of $175,000. In June 2004, the Board of Directors authorized an additional $50,000 to be deferred by Mr. MacDonald followed by a Company match of $50,000. In 2005, the Board of Directors approved the funding of $100,000 into Mr. MacDonald's Selective Executive Retirement Compensation Plan. This brought the Selective Executive Retirement Compensation Plan total funded value to $550,000. Beginning January 1, 2006 the agreement was modified whereby the deferred compensation will be earned over a 5-year vesting period due January 1, 2011. Mr. MacDonald exercised 13,333 options at $2.67 in July of 2005 and executed 2,000 warrants at $.35 in March 2005.


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

NOTE M - SERIES "B" CONVERTIBLE PREFERRED STOCK

         In January 2000, the Company was authorized to issue 600,000 Series "B" Convertible Preferred Stock ("Preferred Stock B") par value $1.00 per share. Each share is entitled to a dividend of 10% of liquidation value $1.00 ($.10) per share and is to be converted on January 15, 2005 unless converted prior thereto. Each holder of Preferred Series "B" stock is entitled to four votes per share in all matters in which holders of the Company's common stock are entitled to vote. On January 15, 2005, 300,614 shares of Series "B" Convertible Preferred Stock were converted into 601,228 shares of Common Stock. Additionally, a 10% common stock dividend was paid out upon conversion that resulted in 521,158 shares being issued to the Series "B" Convertible Preferred stock investors. As of December 31, 2005 there were no shares of Series "B" Convertible Preferred Stock remaining.

         Each share of Preferred Series "B" stock is convertible, at the option of the holder after one year from the issuance date into common stock of the Company. The initial conversion price will be 75% of the market value of the Company's common stock on the day prior to conversion with a maximum conversion price of $.50 per share subject to adjustment as defined. In March 2002, the Board amended the Series "B" convertible preferred stock terms and conditions as follows (1) a dividend of 10% paid in preferred stock, or (2) cash at the option of the holder. The Board also fixed the conversions of Series

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE M - SERIES "B" CONVERTIBLE PREFERRED STOCK (CONTINUED)


"B" preferred at $0.50 per share in common stock and eliminated the spiral conversion provision and reduced voting to 2 votes per share.


NOTE N - SERIES "C" PREFERRED CONVERTIBLE STOCK

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

         On August 2, 2005, 200,000 shares of Series "C" Preferred Convertible Stock were converted into 400,000 shares of Common Stock. As of December 31, 2005 there were no shares of Series "C" Preferred Convertible Stock remaining and no additional dividend payments are owed.

NOTE O - WARRANTS

         During 2003, the Company issued 200,000 warrants to James Paradis and Anthony Burrascono, both affiliated with Villanova University and 200,000 warrants to Mr. David Scheffler, an investment banker, for advisory and consulting services provided to the Company. The warrants vest in five equal installments of 40,000 warrants per year over a five-year period. These are five-year warrants to purchase common shares at an exercise price of $4.80 per share. These warrants may be cancelled, with a 90-day notice, if the consultants fail to perform to the satisfaction of the Company. During 2005, 120,000 unvested warrants issued to James Paradis and Anthony Burrascono were cancelled. In addition, the Company canceled 120,000 unvested warrants issued to David Scheffler.

         During 2003, the Company issued 50,000 warrants to Consumer Choices Systems, Inc. ("CCS") as part of the payment for the purchase of the assets of CCS. These warrants are three-year warrants to purchase common shares at an exercise price of $10.00 per share. Of this amount, 25,000 warrants were exercised in 2004.

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

During 2005, there were 2,000 warrants exercised at $.35.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE O - WARRANTS (CONTINUED)


         The fair value of these warrants were estimated using the Black-Scholes pricing model with the following assumptions: interest rate 4.5%, dividend yield 0%, volatility 0.40 and expected life of five years.

The Company has the following warrants outstanding for the purchase of its common stock:


                                                    Years Ended
        Exercise                                    December 31,
        Price     Expiration Date                       2005           2004          2003
        -----     ---------------                 --------------------------------------------
         $0.35  August, 2004                             -              -               40,100
         $0.35  March, 2005                              -                 2,000       -
         $0.63  September, 2004                          -              -                2,500
         $4.80  April, 2008                               160,000        360,000       400,000
        $10.00  June, 2006                                 25,000         25,000        25,000
        $16.78  July, 2008                                 82,500         82,500        82,500
                                                           ------         ------        ------
                                                          267,500        469,500       550,100
                                                          =======        =======       =======
                Weighted average exercise price              8.98         $7.16         $6.49
                                                             ====         ======        =====


        As of December 31, 2005, 267,500 of the warrants are exercisable.

NOTE P - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

         The Company, like other manufacturers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury.


NOTE Q - LITIGATION

         There was no material pending or threatened litigation against Medifast, Inc. or its subsidiaries as of December 31, 2005.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE R - QUARTERLY RESULTS (Unaudited)



                                                 First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                                 --------------  ---------------  --------------  ---------------
2005
Revenue                                             $8,326,000      $10,555,000     $10,985,000       10,263,000
Gross Profit                                         6,253,000        7,932,000       8,310,000        7,473,000
Operating Income                                       912,000        1,154,000       1,266,000          742,000
Net Income                                             507,000          753,000         607,000          860,000
Earnings per common share - diluted (1)                   0.04             0.06            0.05             0.07


2004
Revenue                                              6,817,000        7,357,000       7,268,000        5,898,000
Gross Profit                                         5,467,000        5,411,000       5,382,000        4,334,000
Operating Income                                       919,000          982,000         527,000          576,000
Net Income                                             647,000          656,000         391,000           35,000
Earnings per common share - diluted (1)                   0.05             0.06            0.03             0.00


(1) -Earnings per common share is computed independently for each of the quarters presented; accordingly, in the sum of the quarterly earnings per common share may not equal the total computed for the year.


NOTE S - SUBSEQUENT EVENT- DISPOSAL OF A BUSINESS SEGMENT

         On January 17, 2006, Jason Enterprises, Inc., a wholly owned subsidiary of Medifast, Inc. sold certain assets of its Consumer Choice Systems division. Consumer Choice Systems distributes products focused on women's well being to include supplements for menopause relief and urinary tract infections. The sale price was $1.82 million which included $358,000 in inventory, $131,000 in receivables, and $1,337,000 in net intangible assets. Consumer Choice Systems was sold to a former Medifast, Inc. board member. The sale price was $1.8 million and will be recorded as a note receivable by Medifast, Inc. over a 10-year term. The loan is collateralized by 50,000 shares of Medifast, Inc. stock. The following table illustrates segment information from the date Consumer Choice Systems was purchased by Medifast, Inc. on June 11, 2003 through December 31, 2005.



                                                           2005              2004              2003
                                                      ----------------  ----------------  ---------------
Revenues, net                                                $958,000        $1,498,000         $851,000
Cost of Sales                                                 733,000           686,000          343,000
Gross Profit                                                  225,000           812,000          508,000
Compensation and Professional Fees                            290,000           213,000          254,000
Selling, General and Adminstrative Expenses                   208,000           256,000          212,418
Depreciation and Amortization                                 209,000            90,000           95,000
Interest (net)                                                  8,000            17,000            8,000
Net income (loss)                                            (490,000)          236,000          (61,418)
Earnings per share - basic                                      (0.04)             0.02            (0.01)
Earnings per share - diluted                                    (0.04)             0.02            (0.01)

Segment Assets                                              2,216,000         2,625,000        2,497,000
Fixed assets, net of depreciation                              54,000            71,000           91,000
Inventory                                                     293,000           391,000          470,000
Prepaid expenses                                              327,000                 -           53,000
Accounts receivable                                           171,000           629,000          221,000
Intangible assets                                             443,000           635,000          635,500
Goodwill                                                      893,500           893,500          893,500



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


MARKETS

         Over the past 20 years the obesity rates in the United States have increased dramatically. The Centers for Disease Control (CDC) estimate that 64% of the U.S. adult population is overweight, and 30% of these individuals (60 million) are obese which is defined as having a Body Mass Index >30. The amount of overweight adolescents and children ages 6-19 years have more than tripled since 1980. Currently, the CDC estimates that over 30% of adolescents and children are overweight.

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

DISTRIBUTION CHANNELS

THE MEDIFAST LIFESTYLES PROGRAM- The Medifast Lifestyles Program is a medically supported network of health care professionals who support patients on the Medifast program. Patients order products directly from Medifast's website or toll-free number. The Lifestyles medical practitioner ensures that each patient receives personalized attention throughout the weight loss program. Management estimates that more than 15,000 physicians nationwide have prescribed Medifast as a treatment for their overweight patients since 1980, and over an estimated 1 million patients have used its' products to lose and maintain their weight. Direct-to-consumer sales represent approximately 45% of Medifast, Inc.'s total sales.

         The Company maintains an in-house Lifestyles support program for customers who have a Medifast physician who does not have the time to provide counseling support. The Company also offers an additional in-house support program to assist customers that are consulting their primary care physician. Customers have access to qualified nutritional counselors for program support and advice via a toll free telephone help line or by e-mail.

TAKE SHAPE FOR LIFE(TM) - Take Shape for Life is a physician led network of independent health coaches who are specifically trained to provide emotional support and are conduits to give clients the strategies and skills to successfully reach a healthy weight and then provide a road map to empower the individual to take control of their health. Take Shape for Life is a support program that moves beyond the scope of weight loss to show customers how to achieve optimal health through the balance of body, mind, and finances. Take Shape for Life uses the high quality, medically validated products of Medifast as the platform to launch an integrity based lifelong health optimization program.

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

         Take Shape for Life accounts for approximately 35% of Medifast, Inc.'s total sales.

MEDIFAST PHYSICIANS AND CLINICS - Many Medifast physicians have chosen to implement the Medifast program within their practice. These physicians carry an inventory of Medifast products and resell them to patients. They also provide appropriate testing, medical support and evaluations for patients on the program. Physicians can also direct their patients to order directly from Medifast, if they do not have space to stock inventory. Physician sales account for approximately 10% of Medifast, Inc.'s total sales.


HI-ENERGY WEIGHT CONTROL CENTERS - In 2003, the Company acquired Hi-Energy Weight Control Centers, a national company specializing in weight management programs, with weight loss centers in over 50 locations. Hi-Energy Weight Control Centers offer a competitive marketing edge through a regional advertising program, exclusive territories and marketing support. The Company continues to seek out qualified licensees to add to its growing number of weight control clinics nationwide. Additionally, the Company is operating 11 corporately owned clinics that serve as models to attract qualified licensees. Hi-Energy clinics account for approximately 7% of Medifast, Inc.'s total sales.


THE MEDIFAST(R) BRAND

         Medifast is a medically supervised weight management program, which specializes in multidisciplinary patient education programs using the highest quality meal replacement supplements. In recent years Medifast's core products and programs have continued to expand over a wellness spectrum to include health management products. Medifast offers products specially formulated for diabetics as well as products for women's health, joint health and coronary health.

         In 2003, Medifast began a two-year study with The Johns Hopkins Bloomberg School of Public Health to evaluate the efficacy of its Medifast Plus for Diabetics compared to basic nutrition recommendations by the American Diabetes Association (ADA). Final results showed that participants using Medifast Plus for Diabetics lost twice as much weight and were twice as able to stay on the program as those following the ADA's guidelines. Additionally, two-thirds of those on the Medifast program lost at least 5% of their weight, which is a standard measure of the Food and Drug Administration's (FDA) threshold to indicate clinically significant weight loss, versus one-quarter of those on the ADA diet. In addition to weight loss, the initial study results indicate that Medifast participants sustained an average 9% decrease in blood fasting glucose and an average 19% decrease in insulin levels.

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

         Most Medifast products qualify to make the FDA's heart healthy claim, "May Reduce the Risk of Heart Disease." In order to make this claim, a product must contain at least 6.25 grams of soy protein per serving and be low in fat, saturated fat, and cholesterol. Unlike popular fad diets and herbal supplements, Medifast products are a safe, nutritionally balanced choice, offering gender specific formulas containing high protein and low carbohydrates, a soy protein source rather than animal protein source, and vitamin and mineral fortification. It is very difficult to meet the minimum recommended nutritional requirements on a low-calorie diet, but a dieter can easily meet these requirements using the nutrient dense Medifast brand of meal replacement food supplements.

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

         The Medifast program has been recommended by physicians for more than 25 years and some Medifast practitioners choose to prescribe appetite suppression diet drugs to patients in conjunction with a Medifast based diet. Diet drug therapies such as those that suppress appetite usually require a restricted calorie diet in order to obtain desired results. Medifast is a dosage/portion controlled weight management solution that is effective in conjunction with drug therapy as prescribed by physicians working within the individual needs of their patients. The Medifast program alone is a mild ketogenic diet that naturally suppresses appetite and eliminates hunger without other therapies for most people.


PRODUCTS

         The Company offers a variety of weight and disease management products under the Medifast(R) brand and for select private label customers. The Medifast line includes Medifast(R) 55, Medifast(R) 70, Medifast(R) Plus for Appetite Suppression, Medifast(R) Plus for Diabetics, Medifast(R) Plus for Joint Health, Medifast(R) Plus for Women's Health, Medifast(R) Plus for Coronary Health, Medifast(R) Fit!, Medifast(R) Take ShapeTM, Medifast(R) Supplement Bars, Medifast(R) Creamy Soups, Medifast(R) Minestrone Soup, Medifast(R) Hot Cocoa, Medifast(R) Oatmeals, Medifast(R) Pro Teas, Medifast(R) Chicken Noodle Soup, Medifast(R) Fast Soups, Medifast(R) Homestyle Chili and Medifast(R) Multigrain Crackers.

         Medifast nutritional products are formulated with high-quality, low-calorie, low-fat ingredients. Many Medifast products are soy based and contain 24 vitamins and minerals, as well as other nutrients essential for good health. The Company uses DuPont Protein Technologies' Supro(R) brand soy protein, which is a high-quality complete protein derived from soybeans.

         Medifast brand awareness continues to expand through the Company's marketing campaigns, product development, line extensions, and the Company's emphasis on quality customer service, technical support and publications developed by the Company's marketing staff. Medifast products have been proven to be effective for weight and disease management in clinical studies conducted by the U.S. government and Johns Hopkins University. The Company has continued to develop its sales and marketing operations with qualified management and innovative programs. The Company's facility in Owings Mills, MD manufactures powders and a portion of its supplement bars and subcontracts the production of its Ready-to-Drink products and additional bars.


NEW PRODUCTS

         The Company expanded the Medifast product line in 2005 by introducing Medifast(R) Banana Creme Shake, Medifast(R) Peach Oatmeal, Medifast(R) Beef Vegetable Stew, Medifast(R) Red Bell Pepper Italian dressing, and Medifast(R) Ranch dressing. Medifast also introduced a line of diabetic products that includes shakes and bars under the Medifast(R) Maintain line.

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


SALES

The Company's Sales division handles three primary areas:

Physician and Clinic Sales-- The sales team is responsible for prospecting larger medical accounts, clinics, hospitals, and HMOs. During 2005, the sales team attended a number of medical professional trade shows, which expanded Medifast's penetration of the clinical business segment.

Hi-Energy Weight Control Centers-- During 2005 Hi-Energy provided ongoing support to its licensees as well as to the Company's 11 corporately owned centers which opened at the end of 2004. This support included marketing materials, ads, on-site trainings, fitness programs, nutritional programs and clinical operation materials and forms. Employees attended professional trade shows, prospected new licensees, and partnered with area physicians to provide Hi-Energy programs and services to local hospitals and private practices.

Take Shape for Life-- Provides a sales force of independent Health Advisors who support patients and their primary care physicians with a defined support program. Take Shape for Life is a support program that moves beyond the scope of weight loss to show customers how to achieve optimal health through the balance of body, mind, and finances..

MANUFACTURING

         Jason Pharmaceuticals, Inc., the Company's wholly owned manufacturing subsidiary, produces over 80% of the Medifast products in a state-of-the-art food and pharmaceutical-grade facility in Owings Mills, Maryland. Management purchased the plant in July 2002 for $3.4 million.

         The manufacturing facility has the capacity for significant increases to its production output with minimal capital expenditures. Adding additional shifts, along with minor capital expenditures for machinery would enable the Company to produce enough products to generate over $200 million in sales.

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

EMPLOYEES

         As of December 31, 2005, the Company employed 164 full-time and contracted employees, of whom 62 were engaged in manufacturing, warehouse management, and shipping, and 102 in marketing, administrative, call center and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company.

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

ITEM 3. LEGAL PROCEEDINGS.

         There were no material pending legal matters as of 12/31/05.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Medifast Annual Shareholder Meeting was held on September 16, 2005 at the Roland E. Powell Convention Center in Ocean City, Maryland. The shareholders voted Michael C. MacDonald (96%), Mary T. Travis* (98%) and Joseph
D. Calderone, O.S.A* (98%) as Class II Directors that will hold office until 2008, and Michael J. McDevitt (97%), and George Lavin, Jr., Esq* (98%) as Class III Directors. Class III Directors will hold office until the next Annual Shareholders Meeting at which time their respective class term expires and their respective successors will be duly elected and qualified. Additionally, the shareholders approved the appointment of Bagell, Josephs & Company, LLC, an independent member of the BDO Seidman Alliance, as the Company's independent auditors for the fiscal year ending December 31, 2005. Lastly, the shareholders voted to increase the number of authorized shares of common stock by 5 million shares to 20 million shares authorized.

     * Independent Director

(a) The following are the Board of Directors:


                                                                   Date First
           Name                 Age            Position          Became Director
           ----                 ---            --------          ---------------

Bradley T. MacDonald .....       58       Chairman of the Board,       1996
                                          Chief Executive Officer
                                          and Director

Donald F. Reilly .........       58       Director                     1998

Michael C. MacDonald .....       52       Director                     1998

Mary T. Travis ...........       55       Director                     2002

Joseph D. Calderone ......       57       Director                     2003

George Lavin, Jr .........       76       Director                     2005

Michael J. McDevitt ......       57       Director                     2002




         BRADLEY T. MACDONALD became Chairman of the Board and Chief Executive Officer of Medifast, Inc. on January 28, 1998. Prior to joining the Company, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. Mr. MacDonald was previously employed by the Company as its Chief Executive Officer from September 1996 to August 1997. From 1991 through 1994, Colonel MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food, Hospitality and Recreation Businesses for the United States Marine Corps. Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonneau Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of MacDonald and Associates, which had major financial interests in a retail drug, consumer candy, and pilot sunglass companies. Mr. MacDonald was national president of the Marine Corps Reserve Officers Association and retired from the United States Marine Corps Reserve as a Colonel in 1997, after 27 years of service. He has been appointed to the Defense Advisory Board for Employer Support of the Guard and Reserve (ESGR). Mr. MacDonald serves on the Board of Directors of the Wireless Accessories Group (AMEX:XWG). He is also on the Board of Directors of the Marine Corps Reserve Toys for Tots Foundation.

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


         GEORGE LAVIN, JR. ESQ., is a senior partner at Lavin, Oneil, Ricci, Ceprone & Disipio. Mr. Lavin is a 1951 graduate of Bucknell University. He attended the University of Pennsylvania School of Law, receiving an LL.B. in 1956, and then served as a Special Agent, Federal Bureau of Investigation, United States Department of Justice, until 1959. Mr. Lavin is one of the dominant product liability defense attorneys in the nation. He has had regional responsibilities in several automotive specialty areas, and has been called upon to try matters throughout the county on behalf of his clients. Mr. Lavin's present practice and specialty emphasizes his commitment to defending the automotive industry. Mr. Lavin is admitted to practice before the Supreme Court of Pennsylvania, the United States Court of Appeals for the Third Circuit and the United States District Courts for the Eastern and Middle Districts of Pennsylvania. He is a member of the Faculty Advisory Board of the Academy of Advocacy, the Association of Defense Counsel, The Defense Research Institute, The American Board of Trial Advocates, and the Temple University Law School faculty. He has also been elected a fellow of the American College of Trial Lawyers. On March 1, 1994, Mr.Lavin assumed the title of Counsel to The Firm.

         MICHAEL J. MCDEVITT, a Director, is a retired FBI Special Agent with over 29 years of government service with the United States Marine Corps and the FBI. He had attained Senior Executive status within the FBI's Investigative Technology Branch and is currently providing consulting services, focusing on physical threat and risk assessments and conducting specialized training for law enforcement and US Government entities.

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

         PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) The Company's Common Stock has been quoted under the symbol MED since December 20, 2002. The old symbol, MDFT, had been traded since February 5, 2001. The common stock is traded on the American Stock Exchange. The following is a list of the low and high closing prices by fiscal quarters for 2005 and 2004:


                                                                2005
                                                       ---------------------
                                                        Low             High
                                                       -----           ------
Quarter ended March 31, 2005 ...................        2.67            3.62
Quarter ended June 30, 2005 ....................        2.82            3.30
Quarter ended September 30, 2005 ...............        3.01            7.08
Quarter ended December 31, 2005 ................        3.83            5.70


                                                                2004
                                                       ----------------------
                                                        Low             High
                                                       -----           ------
Quarter ended March 31, 2004 ..................         8.60           14.05
Quarter ended June 30, 2004 ...................         4.78            9.33
Quarter ended September 30, 2004 ..............         3.05            5.09
Quarter ended December 31, 2004 ...............         3.20            5.24



         (b) The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

         (c) There were approximately 7,112 record holders of the Company's Common Stock, as of December 31, 2005. The Company had no preferred holders of the Company's stock as of December 31, 2005.

         (d) No dividends on common stock were declared by the Company during 2005 or 2004.


ITEM 6.  SELECTED FINANCIAL DATA

The selected condensed consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Part II, Item 7 of this Annual Report on Form 10-K, and the consolidated financial statements and notes thereto of the company included in Part II Item 8 of this Annual Report on Form 10-K. The historical results provided below are not necessarily indicative of future results.


                                                     2005           2004           2003           2002            2001
                                                 -------------- -------------  -------------- --------------  --------------

Revenue                                             40,129,000    27,340,000      25,379,000     12,345,000       5,022,000
Operating income                                     4,074,000     3,004,000       3,598,000      1,752,000         745,000
Income from continuing operations                    3,930,000     2,906,000       3,558,000      1,698,000         566,000

EPS - basic                                               0.20          0.16            0.25           0.36            0.08
EPS - diluted                                             0.19          0.14            0.22           0.30            0.07

Total assets                                        30,545,000    25,968,000      24,230,000      9,888,000       3,357,000
current portion of long-term debt and
         revolving credit facilities                 1,194,000       827,000         819,000        395,000          98,000
Total long-term debt                                 3,977,000     4,256,000       4,564,000      2,701,000         234,000

Weighted average shares outstanding
      Basic                                         12,258,734    10,832,360       9,305,731      6,722,505       6,524,969
      Diluted                                       12,780,959    12,413,424      10,952,367      8,737,292       8,069,646



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

2005 COMPARISON WITH 2004

OPERATING

         Consolidated net sales for 2005 were $40,129,000 as compared to 2004 sales of $27,340,000, an increase of $12,789,000, or 47%. A major reason for the revenue increase for the Company is attributed to the continued success of direct sales to consumers as well as the expansion of the Take Shape for Life division. The increase in direct sales was attributed to an expanded direct marketing campaign via print, mail, web and television to drive customers to the call center and website. Through the effectiveness of our online ads and improved web branding a higher percentage of customers ordered on the Company's website in 2005. In addition, the company expanded it remarketing campaign to drive new customers to the call center and website. The Take Shape for Life division added a Take Shape for Life replicating website option for Health Advisors, an Internet distribution program for their customers, and provided health advisors with additional sponsoring tools to make training and recruiting easier. These have proven to be effective at generating revenues and recruiting Health Advisors into the Take Shape for Life Network. The increased training and recruitment initiatives in 2005 have resulted in the expansion of the sales network into additional locations as well as growth in current locations.

         Cost of sales increased from 6,746,000 in 2004 to $10,161,000 in 2005, an increase of $3,415,000. As a percentage of sales, cost of goods sold increased slightly due to increased fuel charges charged by the major shipping companies. Gross margin was 75% at December 31, 2005 and 2004.

         Selling, general and administrative (SG&A) expenses of $25,894,000 for 2005 were $8,304,000 more than the $17,590,000 in 2004, due to increased costs associated with the increased scale of the business. The company increased its advertising expense to include additional print and web advertising as well as strategic testing of television advertising. In 2005, Company experienced income from operations of $4,074,000. This compares with income from operations of $3,004,000 in 2004, an increase of 36%. The increase in income is primarily due to higher gross profit from increased revenue offset by higher general and administrative expenses.

         In 2005, the Company realized a tax expense of $1,203,000, as compared to a tax expense of $1,159,000 in 2004. The slight increase in tax expense despite the increase in sales is due to timing differences between book and tax purposes for intangible assets, and other temporary and permanent differences. Interest expense increased to $317,000 in 2005, as compared to $245,000 in 2004. This increase was due to a full year of interest expense paid on a new loan acquired in 2004.

The Company reported net income of $2,436,000, or $0.20 per basic share ($0.19 per diluted share), versus $1,729,000 or $0.16 per basic share ($0.14 per diluted share), with a dilution increase of 368,000 shares. Earnings per share were effected by the interest associated with the conversion of the Series "B" preferred stock. This conversion included a $260,000 stock dividend on Series "B" preferred stock and a $19,000 stock dividend on Series "C" preferred stock. As of December 31, 2005 all Series "B" and Series "C" preferred stock have been converted to common stock and included in the weighed average diluted shares. There will be no additional stock dividend payments.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2005, the Company had net working capital of $9,996,000, an increase of $2,531,000 from the $7,465,000 net working capital balance at December 31, 2004. Cash and investment securities at December 31, 2005 were $4,184,000. In November 2005, Medifast, Inc.'s wholly owned subsidiary Jason Pharmaceuticals, Inc. renewed its $5,000,000 Secured Line of Credit from Mercantile Safe-Deposit and Trust of Baltimore, Maryland. The line of credit is at LIBOR plus 1.3 percent. The increased line may be used to finance equipment, inventory, and receivables of Medifast, Inc. The Company currently has no off-balance sheet arrangements.

         In the year ended December 31, 2005, the Company generated cash flow of $3,213,000 from operations, primarily attributable to higher operating income. This was offset by net changes in operating assets and liabilities that decreased cash flow by $2,065,000. The largest uses of cash were for the purchase of inventory and prepaid expenses, which primarily consisted of prepaid taxes, insurance, and advertising.

         In the year ended December 31, 2005, net cash used in investing activities was $2,032,000, which primarily consisted of the purchase of intangible assets and purchases of property and equipment.

         In the year ended December 31, 2005, net cash used in financing activities was $309,000, representing the principal repayments of long-term debt and purchase of treasury stock offset by an increase in the line of credit. Medifast, Inc. purchased 110,000 shares of its common stock from October 6, through October 17, 2005 at an average price of $4.03 per share, aggregating $452,000.

         In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and cash flow from financing activities.

There are no current plans or discussions in process relating to any material acquisition that is probable in the foreseeable future.


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

         Gross margins increased to 75% in 2004 from 73% in 2003. This was largely due to greater economies of scale as a result of the acquisition of the Company's 119,000 square foot distribution facility thereby creating higher margins of the Medifast products through purchasing capabilities. The increase is also attributed to the increased margin of Medifast direct and Internet sales directly to patients via the Lifestyles and Take Shape for Life programs. Selling, general and administrative (SG&A) expenses of $17,590,000 for 2004 were $2,634,000 more than the $14,956,000 in 2003, due to increased advertising expenses to include television advertising, celebrity endorsements, expenses involved with starting and operating new corporately owned Hi-Energy Weight Control Clinic locations, the expansion of the Take Shape for Life commissioned sales organization, and overall corporate infrastructure improvements. The Company experienced income from operations for the year 2004 of $3,004,000. This compares with income from operations of $3,598,000 in 2003, a decrease of 17%.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004, the Company had net working capital of $7,465,000, a decrease of $1,933,000 from the $9,398,000 net working capital balance at December 31, 2003. Cash and investment securities at December 31, 2004 were $3,238,000. On November 7, 2003 Medifast, Inc.'s wholly owned subsidiary Jason Pharmaceuticals, Inc. increased its Secured Line of Credit from $1,000,000 to $5,000,000 from Mercantile Safe-Deposit and Trust of Baltimore, Maryland. The line of credit is at LIBOR plus two percent. The increased line may be used to finance equipment, inventory, and receivables of Medifast, Inc. The Company currently has no off-balance sheet arrangements.

      In the year ended December 31, 2004, the Company generated cash flow of $1,902,000 from operations, primarily attributable to higher operating income, non-cash expenditures for depreciation and amortization and purchases of inventory and the pay down of accounts payable and accrued expenses.

      In the year ended December 31, 2004, net cash used in investing activities was $3,510,000, which primarily consisted of the purchase of intangible assets, purchase of property and equipment, and the purchase of a building.

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

SEASONALITY

The Company's weight management products and programs have historically been subject to seasonality. Traditionally the holiday season in November/December of each year is considered poor for diet control products and services. January and February generally show increases in sales, as these months are considered the commencement of the "diet season." The Company did not experience the same degree of seasonality in 2005. This is largely due to the increase in the consumer's awareness of the overall health and nutritional benefits accompanied with the use of the Company's product line. As consumers continue to increase their association of nutritional weight loss programs with overall health, seasonality will continue to decrease.

INFLATION

         To date, inflation has not had a material effect on the Company's business.


INFORMATION SYSTEMS INFRASTRUCTURE

In November of 2005, the Company began an IT project to implement an Enterprise Resource Planning solution to upgrade our technology infrastructure and improve manufacturing and business processes. The new IT infrastructure will enable the Company to handle additional business growth and improve the efficiencies across the business platform. In addition, the Company is implementing new software for the Take Shape for Life direct selling network. The software will transform and empower Take Shape for Life's direct sales model by implementing the infrastructure, tools, and support critical to increasing competitive advantage, improving expansion and proliferation of the direct selling channel, facilitating support, success, and growth of the independent Health Advisor network, and meeting the evolving needs of Take Shape for Life's customers.


ITEM 8.  FINANCIAL STATEMENTS.

         See pages F-1 through F-27.


ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES.

         There were no disagreements with the Company's independent auditors, regarding accounting and financial disclosures for the fiscal year ending December 31, 2005.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE DIRECTORS OF REGISTRANT

Information pertaining to directors and executive officers of the Company and the Company's Code of Conduct are incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on September 8, 2006.


ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth information as to the compensation of the Chief Executive Officer of the Company and each other executive officer that received compensation in excess of $100,000 for 2005, 2004, and 2003.


Annual Compensation
-------------------
                                                             Value of Common/
                                      Salary      Bonus      Preferred Stock Issued     Option       Other Annual
Name                          Year    ($)         ($)        in Lieu of Cash            Awards       Compensation
----                          ----    ---         ---        ---------------            ------       ------------
Bradley T. MacDonald          2005    225,000         0                  0                40,000         100,000
  Chairman of the Board       2004    225,000         0                  0                   0              0
  & CEO                       2003    225,000     112,000                0                   0              0



Annual Compensation
-------------------
                                                             Value of Common/
                                      Salary      Bonus      Preferred Stock Issued     Option       Other Annual
Name                          Year    ($)         ($)        in Lieu of Cash ($)        Awards       Compensation
----                          ----    ---         ---        -------------------        ------       ------------
Leo V. Williams, III          2005    125,000                         12,000              10,000            0
  Executive Vice President    2004    118,000      0                     0                10,000            0


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

         * The following tables set forth pertinent information as of December 31, 2005 with respect to options granted under the Plan since its inception to the persons set forth under the Summary Compensation Table, all current executive officers as a group and all current Directors who are not executive officers as a group of the Company. In addition, a chart listing option holders, grants made in FY 2005, and a list of aggregated options and the value of these options, is provided.


                                                        ALL CURRENT      ALL CURRENT
                                                         EXECUTIVE       INDEPENDENT
                                         BRADLEY T.       OFFICERS        DIRECTORS
                                        MACDONALD (1)    AS A GROUP       AS A GROUP
                                        -------------    ----------       ----------

Options granted ..................         255,000         210,000         110,000
Average exercise price ...........           $0.86           $2.20           $1.07
Options exercised ................         228,333          49,999         100,000
Average exercise  price ..........           $0.97           $0.88           $0.70
Shares sold ......................               *               *               *
Options unexercised as of 12/31/05               0         160,001          10,000



                                                                      Approximate 5 YR                           Value of
                                                 FY 05 Grants @     Potential Realizable   Unexercised         Unexercised
                                               Price  & Expiration   Value at 10% Annual    Options               Options
                                                    Month/Year       Stock Appreciation   as of 12/31/05     as of 12/31/05

Current Executive Officers and Directors         135,000@$2.67 2010            $4.30        135,000                $0
Employees                                        158,333@$2.69 2010            $4.33         71,666                 0
Consultants                                                       0                               0                 0
                                                                                            -------                --
                                                                                            206,966                $0


 NUTRACEUTICAL GROUP INDUSTRY COMPARISON OF STOCK PRICES


                                                           December 31, 2005  December 31, 2004   $            %
Company                                                        Stock Price      Stock Price     Change       Change
-------                                                        -----------      -----------     ------       ------
Medifast (MED) ......................................             $5.24            $3.52          1.72           48.9%
Natural Alternatives International, Inc. (NAII)......              6.48             9.23         (2.75)        (29.8)%
Weider Nutrition (WNI) ..............................              5.09             4.35           .74           17.0%
Natures Sunshine Products, Inc. (NATR) ..............             18.08            20.36         (2.28)        (11.2)%




                                                         December 31, 2005   December 31, 2000       $               %
Company                                                    Stock Price          Stock Price        Change          Change
-------                                                    -----------          -----------        ------          ------

Medifast (MED) ......................................          $5.24               $.14             5.10          3642 %
Natural Alternatives International, Inc. (NAII)......           6.48               2.19             4.29           196 %
Weider Nutrition (WNI) ..............................           5.09               2.12             2.97           140 %
Natures Sunshine Products, Inc. (NATR) ..............          18.08               6.81            11.27            165%



INDEX COMPARISON

$100 invested in 2000 would return:

                                                2000                2005
                                                ----                ----
Nutraceutical Group Index......                 $100               $1,136
Medifast ......................                 $100               $3,740



         Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

COMPENSATION OF DIRECTORS

         The Company is authorized to pay a fee of $300 for each meeting attended by its Directors who are not executive officers. It reimburses those who are not employees of the Company for their expenses incurred in attending meetings. Independent Directors claimed a total of $56,400 in Director's fees and/or expenses in 2005. See "Executive Compensation - Stock Options" for stock options granted under the 1993 Plan to the Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information with respect to the beneficial ownership of shares of Common Stock or voting Preferred Stock as of December 31, 2005 of the Chief Executive Officer, each Director, each nominee for Director, each current executive officer named in the Summary Compensation Table under "Executive Compensation" and all executive officers and Directors as a group. The number of shares beneficially owned is determined under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other person. Under such rules, "beneficial ownership" includes shares as to which the undersigned has sole or shared voting power or investment power and shares, which the undersigned has the right to acquire within 60 days of March 15, 2006 through the exercise of any stock option or other right. Unless otherwise indicated, the named person has sole investment and voting power with respect to the shares set forth in the table.



                                               NUMBER                 % OF
NAME AND ADDRESS*                             OF SHARES            OUTSTANDING
-----------------                             ---------            -----------
Bradley T. MacDonald.............            1,304,479(1)              10.2%
Donald F. Reilly ................               72,452                  0.6%
Michael C. MacDonald.............               53,419                  0.4%
Mary Travis .....................               17,000                  0.1%
Michael J. McDevitt..............               22,900                  0.2%
Joseph Calderone ................                6,500                  0.1%


Executive Officers and Directors as a group
     (9 persons) ................            1,495,250                 11.7%

*The address is c/o Medifast, Inc., 11445 Cronhill Drive, Owings Mills, Maryland 21117

(1) Mr. MacDonald beneficially owns 1,304,479 shares of common stock. Mrs. Shirley D. MacDonald and Ms. Margaret E. MacDonald, wife and daughter of Mr. MacDonald, individually or jointly own 716,332 shares of stock.


         PART IV

         ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

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

*** Filed as an exhibit to 10KSB, dated April 15, 1999 of the Company, file No. 000-23016.

     (b) Reports on Form 8-K

September 21, 2005 to report the Annual Meeting of Shareholders September 16,
2005

October 19, 2005, to report the repurchase of 110,000 shares of common stock

January 17, 2006, to report the sale of Consumer Choice Systems assets, the promotion of Michael S. McDevitt to Chief Financial Officer, and 2006 financial guidance




         ITEM 14.  ACCOUNTING FEES

         In 2005, the Company incurred $90,000 in accounting fees as compared to $70,000 in 2004. These fees include work performed on quarterly audits and the preparation of the Company's 10-Q's and 10-K. Tax fees in 2005 and 2004 were $10,000.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDIFAST, INC.
(Registrant)



BRADLEY T. MACDONALD
----------------------------------------
Bradley T. MacDonald
Chairman, CEO
Dated: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.


          Name                                  Title                          Date


/s/ BRADLEY T. MACDONALD                  Chairman of the Board,          March 15, 2006
------------------------------------      Director, Chief Executive
    Bradley T. MacDonald                  Officer


/s/ GEORGE LAVIN                         Director                         March 15, 2006
------------------------------------
George Lavin


/s/ MICHAEL C. MACDONALD                  Director                        March 15, 2006
------------------------------------
   Michael C. MacDonald


/s/ MARY T. TRAVIS                        Director                        March 15, 2006
------------------------------------
    Mary T. Travis


/s/ REV. DONALD F. REILLY, OSA            Director                        March 15, 2006
------------------------------------
    Rev. Donald F. Reilly, OSA


/s/ MICHAEL J. MCDEVITT                   Director                        March 15, 2006
------------------------------------
    Michael J. McDevitt


/s/ JOSEPH D. CALDERONE                   Director                        March 15, 2006
------------------------------------
    Joseph D. Calderone


                                Index to Exhibits

ExhibitNumber       Description of Exhibit

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