Form 10-Q
period 2006-03-31
MEDIFAST INC
filed 2006-05-15
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-23016

                                 MEDIFAST, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                     13-3714405
(STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
       OF ORGANIZATION)                              IDENTIFICATION NO.)
   11445 CRONHILL DRIVE
   OWINGS MILLS, MD 21117
TELEPHONE NUMBER (410) 581-8042

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                     OUTSTANDING AT
              CLASS                                   MAY 3, 2006
---------------------------------------              --------------
Common stock, $.001 par value per share              13,363,624 shares

                                      INDEX

PART I
FINANCIAL INFORMATION:

    Condensed Consolidated Balance Sheets -
        March 31, 2006 (unaudited) and December 31, 2005 (audited)...........  3

    Condensed Consolidated Statements of Income -
        Three Months Ended March 31, 2006 and 2005 (unaudited)...............  4

    Condensed Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 2006 and 2005 (unaudited)...............  5

    Notes to Condensed Consolidated Financial Statements.....................  7

    Management Discussion and Analysis of Financial Condition
        and Results of Operations............................................ 13


PART II


    Exhibits................................................................. 17
        EX 31.1
        EX 31.2
        EX 32.1..

                                     MEDIFAST, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              March 31,     December 31,
                                                                                2006            2005
                                                                            ------------    ------------
                                                                             (Unaudited)      (Audited)
 ASSETS
   CURRENT ASSETS:
   Cash                                                                     $  3,793,000    $  1,484,000
   Accounts receivable-net of allowance for doubtful accounts of $100,000        775,000         985,000
   Inventory                                                                   5,072,000       5,475,000
   Investment securities                                                       2,764,000       2,700,000
   Deferred compensation                                                         627,000         525,000
   Prepaid expenses and other current assets                                   2,438,000       3,273,000
   Note receivable - current                                                     183,000              --
   Deferred tax asset                                                             90,000              --
                                                                            ------------    ------------
        TOTAL CURRENT ASSETS                                                  14,442,000
                                                                                              15,742,000

Property, plant and equipment - net                                           10,076,000       9,535,000
Trademarks and intangibles - net                                               4,785,000       6,508,000
Deferred tax asset, net of current portion                                       172,000              --
Note receivable, net of current portion                                        1,320,000              --
Other assets                                                                      61,000          60,000
                                                                            ------------    ------------
        TOTAL ASSETS                                                        $ 32,156,000    $ 30,545,000
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                    $  2,918,000    $  2,263,000
   Income taxes payable                                                          483,000         899,000
   Line of credit                                                                624,000         633,000
   Current maturities of long-term debt                                          542,000         561,000
   Deferred tax liability - current                                                   --          90,000
                                                                            ------------    ------------
        TOTAL CURRENT LIABILITIES                                              4,567,000       4,446,000

   Long-term debt, net of current portion                                      3,851,000       3,977,000
   Deferred tax liability - non-current                                               --         101,000
                                                                            ------------    ------------
        TOTAL LIABILITIES                                                      8,418,000       8,524,000
                                                                            ------------    ------------

STOCKHOLDERS' EQUITY:

Common stock; par value $.001 per share; 20,000,000 authorized;
   13,363,624 and 12,782,791 shares issued and outstanding, respectively          13,000          13,000
Additional paid-in capital                                                    25,579,000      21,759,000
Accumulated other comprehensive income                                           227,000         282,000
Retained Earnings                                                              2,843,000       1,149,000
                                                                            ------------    ------------
                                                                              28,662,000      23,203,000
Less: cost of 210,902 shares of common stock in treasury                      (1,075,000)     (1,075,000)
Less: unearned compensation                                                   (3,849,000)       (107,000)
                                                                            ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                    23,738,000      22,021,000
                                                                            ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $ 32,156,000    $ 30,545,000
                                                                            ============    ============


                 See accompanying notes to condensed consolidated financial statements.

                         MEDIFAST, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                               ----------------------------
                                                    2006            2005
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)

Revenue                                        $ 19,183,000    $  8,326,000
Cost of sales                                     4,778,000       2,073,000
                                               ------------    ------------
GROSS PROFIT                                     14,405,000       6,253,000
Selling, general, and administration             11,351,000       5,341,000
                                               ------------    ------------
INCOME FROM OPERATIONS                            3,054,000         912,000

Other income/(expense)
     Interest expense                               (89,000)        (65,000)
     Loss on sale of Consumer Choice Systems       (323,000)
     Interest income                                 98,000          28,000
     Other income (expense)                          79,000         (21,000)
                                               ------------    ------------
INCOME BEFORE PROVISION FOR INCOME TAXES          2,819,000         854,000
Provision for income tax (expense)               (1,125,000)       (347,000)
                                               ------------    ------------

NET INCOME                                        1,694,000         507,000

Less:  Preferred stock dividend requirement              --              --
                                               ------------    ------------
NET INCOME                                     $  1,694,000    $    507,000
                                               ============    ============


Basic earnings per share                       $       0.13    $       0.04
Diluted earnings per share                     $       0.13    $       0.04

Weighted average shares outstanding -
     Basic                                       12,965,518      11,916,241
     Diluted                                     13,474,411      12,729,459

     See accompanying notes to condensed consolidated financial statements.

                                  MEDIFAST, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         --------------------------
                                                                            2006           2005
                                                                         -----------    -----------
                                                                         (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net income                                                            $ 1,694,000    $   507,000
   Adjustments to reconcile net income to net cash
        provided by operating activities from
        continuing operations:
        Depreciation and amortization                                        759,000        470,000
        Realized (gain) loss on investment securities                        (19,000)        22,000
        Loss on sale of Consumer Choice Systems                              323,000
        Common stock issued for services                                      33,000        103,000
        Stock options vested during period                                    18,000             --
        Excess tax benefits from share-based payment arrangements             (6,000)            --
        Vesting of unearned compensation                                      15,000             --
        Net change in other comprehensive (loss) income                      (55,000)       (57,000)
        Deferred income taxes                                                (35,000)
                                                                                           (262,000)
        Provision for bad debts                                                   --         13,000

Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                            79,000       (109,000)
        (Increase) decrease in inventory                                      46,000       (211,000)
        (Increase) decrease in prepaid expenses & other current assets       835,000       (214,000)
        (Increase) in deferred compensation                                 (102,000)            --
        (Increase) in other assets                                            (1,000)            --
         Increase in accounts payable and accrued expenses                   652,000        197,000
        (Decrease) in deferred tax liability                                (191,000)            --
        (Decrease) in income taxes payable                                  (416,000)      (317,000)
                                                                         -----------    -----------
      Net cash provided by operating activities                            3,402,000        369,000
                                                                         -----------    -----------
Cash Flow from Investing Activities:
   Sale (Purchase) of investment securities, net                             (44,000)       (32,000)
  (Purchase) of property and equipment                                      (763,000)      (486,000)
   (Purchase) of intangible assets                                          (150,000)       (66,000)
                                                                         -----------    -----------
      Net cash provided by (used in) investing activities                   (957,000)      (584,000)
                                                                         -----------    -----------
Cash Flow from Financing Activities:
   Issuance of common stock, options and warrants                             13,000          1,000
   Increase in credit line, net                                                   --        660,000
   Principal repayments of long-term debt                                   (155,000)      (131,000)
   Excess tax benefits from share-based payment arrangements                   6,000             --
   Dividends paid on preferred stock                                              --        (11,000)
                                                                         -----------    -----------
      Net cash provided by (used in) financing activities                   (136,000)       519,000
                                                                         -----------    -----------
NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                       2,309,000        304,000

Cash and cash equivalents - beginning of the period                        1,484,000        612,000
                                                                         -----------    -----------
Cash and cash equivalents - end of period                                $ 3,793,000    $   916,000
                                                                         ===========    ===========
Supplemental disclosure of cash flow information:
   Interest paid                                                         $    89,000    $    65,000
                                                                         ===========    ===========
   Income taxes                                                          $ 1,231,000    $    25,000
                                                                         ===========    ===========
Supplemental disclosure of non cash activity:
  Common stock issued to executives over 6-year vesting period           $ 3,373,000    $        --
                                                                         ===========    ===========
  Common shares issued for options and warrants                          $   384,000    $        --
                                                                         ===========    ===========
  Options vested during period                                           $    18,000    $        --
                                                                         ===========    ===========
  Conversion of preferred stock B and C to common stock                  $        --    $   300,000
                                                                         ===========    ===========
  Common stock issued for services                                       $    33,000    $   103,000
                                                                         ===========    ===========
Preferred B and C stock dividends converted to common stock              $        --    $   269,000
                                                                         ===========    ===========
Line of credit converted to long-term debt                               $        --    $   369,000
                                                                         ===========    ===========


               See accompanying notes to condensed consolidated financial statements.

                                  MEDIFAST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         --------------------------
                                                                            2006           2005
                                                                         -----------    -----------
                                                                         (Unaudited)     (Unaudited)

    Supplemental disclosure of non cash activity:
      Sale of Consumer Choice Systems
    -----------------------------------------------------
          Inventory                                                      $   358,000    $        --
          Accounts Receivable                                                131,000             --
          Intangible assets, net                                           1,337,000             --
          Note receivable                                                 (1,503,000)            --
          Loss on sale of Consumer Choice Systems                           (323,000)            --
                                                                         -----------    -----------
                                                                         $        --
                                                                         ===========    ===========


               See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GENERAL

1.    Basis of Presentation

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented.

2.    Presentation of Financial Statements

The Company's condensed  consolidated  financial statements include the accounts
of  Medifast,   Inc.  and  its   wholly-owned   subsidiaries.   All  significant
intercompany accounts and transactions have been eliminated.

3.    Inventories

Inventories consist principally of finished packaged foods, packaging and raw materials held in either the Company's manufacturing facility and distribution warehouse. Inventories are valued with cost determined using the first-in, first-out (FIFO) method.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. On January 17, 2006, the Company sold its goodwill balance of $893,500 when the Consumer Choice Systems division was sold.

The Company has intangible assets, which include: customer lists, non-compete agreements, trademarks and patents. The non-compete agreements are being amortized over the legal life of the agreements ranging between 3 to 7 years. The customer lists are being amortized over a period ranging between 5 to 10 years based on management's best estimate of the expected benefits to be consumed or otherwise used up. Trademarks and patents are regularly reviewed to determine whether the facts and circumstances exist to indicate that the useful life is shorter than originally estimated or the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of its trademarks and patents by comparing the projected discounted net cash flows associated with the related asset, over their remaining lives, in comparison to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.


                                               AS OF MARCH 31, 2006                           AS OF DECEMBER 31, 2005
                                   ---------------------------------------------    --------------------------------------------
                                      GROSS CARRYING            ACCUMULATED            GROSS CARRYING           ACCUMULATED
                                          AMOUNT                AMORTIZATION               AMOUNT               AMORTIZATION
                                   ----------------------    -------------------    ----------------------   -------------------
Customer lists                              $  4,295,000            $ 1,090,000              $  4,514,000            $  873,000
Non-compete agreements                           840,000                663,000                   840,000               566,000
Trademarks and patents                         1,482,000                 78,000                 1,821,000               121,000
Goodwill                                              --                     --                   894,000                    --
                                   ----------------------    -------------------    ----------------------   -------------------
    Total                                   $  6,617,000            $ 1,831,000              $  8,069,000           $ 1,560,000
                                   ======================    ===================    ======================   ===================

AMORTIZATION  EXPENSE FOR THE THREE  MONTHS ENDED MARCH 31, 2006 AND 2005 WAS AS
FOLLOWS:

                                           2006                   2005
                                  ----------------------   -------------------
Customer lists                               $  419,000               161,000
Non-compete agreements                           97,000                72,000
Trademarks and patents                           20,000                    --
                                  ----------------------   -------------------
Total Trademarks and Intangibles             $  536,000            $  233,000
                                  ======================   ===================

On January 17, 2006 the Consumers Choice Systems division of the Company was sold which included the sale of $1,601,000 in gross intangible assets and $265,000 in accumulated amortization.

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

6.    Note Receivable

Medifast realized a $1,503,000 note receivable as a result of the sale of Consumer Choice Systems on January 17, 2006 to a former board member. The note has a 10-year term with imputted interest of 4% collateralized by 50,000 shares of Medifast stock and all the assets of the Company. The amount of principal to be collected over each of the next 5 years is $183,000 per year with the remaining amount collectible thereafter of $588,000.

7.    Income Per Common Share

Basic income per share is calculated by dividing net income by the weighted average number of outstanding common shares during the year. Basic income per share excludes any dilutive effects of options, warrants and other stock-based compensation.

8.    Estimates

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

9.    Share Based Payments

Stock-Based Compensation

Effective December 31, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payments," which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. The Company recognized stock-based compensation for awards issued under the Company's stock option plans in the Selling, General and Administrative line item of the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company's financial statements.

Prior to December 31, 2005, the Company accounted for stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. The Company grants stock options at an exercise price equal to 100% of the market price on the date of grant. Accordingly, no compensation expense was recognized for the stock option grants in periods prior to the adoption of SFAS No. 123(R).

Unearned compensation represents shares issued to executives that will be vested over a 5-6 year period. These shares will be amortized over the vesting period in accordance with FASB 123(R). The expense related to the vesting of unearned compensation was $15,000 and $0 at March 31, 2006 and March 31, 2005, respectively.

SFAS No. 123(R) requires disclosure of pro-forma information for periods prior to the adoption. The pro-forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", for the period prior to the adoption of SFAS No. 123(R), and the actual effect on net income and earnings per share for the period after the adoption of SFAS No. 123(R).

                                                                          Three Months Ended
                                                                    ---------------------------------
                                                                      03/31/06          03/31/05
                                                                    ---------------  ----------------
Net income, as reported                                                $ 1,694,000        $  507,000
Add: Stock-based employee compensation expense included
  in reported net income, net of related tax effects                        11,000
Deduct:  Total stock-based employee compensation expense
  determined under fair value based method                                 (11,000)         (247,000)
                                                                    ---------------  ----------------
for all awards, net of related tax effects
Net income, pro forma                                                  $ 1,694,000        $  260,000

Earning per share:
    Basic, as reported                                                        0.13              0.04
    Basic, pro forma                                                          0.13              0.02
    Diluted, as reported                                                      0.13              0.04
    Diluted, pro forma                                                        0.13              0.02



      For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                            Three Months Ended
                                     March 31, 2006   March 31, 2005
Dividend yield ...................       0.0%               0.0%
Expected volatility ..............       0.70               0.70
Risk-free interest rate ..........       4.50%              4.5%
Expected life in years ...........       1-5                1-5

                                                          March 31, 2006

                                                             Weighted        Weighted
                                                              Average         Average
                                                              Exercise       Contractual
                                               Shares          Price        Term (Years)
                                             ------------   -------------   -------------
Outstanding, December 31, 2005                    284,727            1.51
Options granted                                   100,000            6.25
Options reinstated                                     --              --              --
Options exercised                                 (3,333)          (3.83)
Options forfeited or expired
                                             ------------   -------------   -------------
Outstanding March 31, 2006                        381,394            4.02            4.05
                                             ============   =============   =============
Options exercisable, March 31, 2006               254,726            3.43            3.43
                                             ============   =============   =============
Options available for grant at end of year        965,273                         860,603
                                             ============                   =============


      The following summarizes the stock option activity for the three months ended March 31, 2006:


10.   Recent Accounting Pronoumcements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs." SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company's financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

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

GENERAL

THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

Revenues for the first three months of 2006 were $19,183,000, representing an increase of $10,857,000 (130%) from the $8,326,000 reported for the three-month period ending March 31, 2005. The growth in revenue is primarily the result of an increased advertising campaign which consisted of print, TV, internet and radio advertising which is believed to have increased consumer awareness of the Medifast brand. Advertising expense for the first quarter of 2006 was approximately $2,500,000 as compared to approximately $850,000 in the first quarter of 2005. The direct sales network, Take Shape For Life, continues to experience increased sales volume as a result of the expansion of the sales network. The Company continues to create new tools and training materials for health advisors and is in the final stages of implementing a new IT platform. The new software will empower the Take Shape for Life direct selling model by implementing the infrastructure and tools that are critical in supporting health advisors grow their business. At the same time, we are implementing an Enterprise Resource Management solution to upgrade our technology infrastructure and improve manufacturing and business processes. This will enable us to handle future growth and improve efficiencies across the business platform.

As compared to the first quarter of 2005, the direct marketing sales channel, which is fueled primarily by consumer advertising increased by approximately 240% in the first three months of 2006. Take Shape for Life sales, which are fueled by person to person recruiting and support increased by 75% year over year. The Hi-Energy corporate clinics experienced significant sales growth as compared to the first three months of 2005.

Due to the significant growth in the first quarter of 2006, Medifast, Inc. began exploring third party over-sourcing capabilities in both the call center and product production. The Company began using an outsourced call center for overflow call volume in late April. Also, an outsourced production facility was employed in late April to produce certain high volume products in order to increase our inventory levels for anticipated future growth. The Company believes that these over-sourcing capabilities will provide the Company with the scalability necessary to seamlessly handle increased demands as the business continues to grow.

Cost of sales for the first quarter of 2006 increased by $2,705,000, which was a 130% increase from the first quarter of 2005. Cost of goods sold, as a percentage of revenue, remained steady at 25% of sales. Gross profit for the first quarter of 2006 increased by $8,152,000 (130%) from the first quarter of 2005. Selling, general and administrative expenses for the first quarter of 2006 were $11,351,000, which increased by $6,010,000 (113%) as compared to the same period in 2005. Selling, general and administrative expenses as a percentage of sales decreased from 64% at March 31, 2005 to 59% at March 31, 2006.

On January 17, 2006 the assets of Consumer Choice Systems, a division of Medifast, Inc., were sold to a former Board member. The promissory note calls for monthly principal only payments over a 10-year term. Therefore, when imputing an interest rate on the loan, a $323,000 loss had to be realized due to the difference in the present value of the note receivable compared to the amount realizable over 10-years. This is a one-time loss that will not effect any future periods.

The Company reported pre-tax income of $2,819,000, a 230% increase compared to $854,000 for the quarter-ended March 31, 2005. The Company reported net income of $1,694,000, or $0.13 per basic share ($0.13 per diluted share), versus $507,000 or $0.04 per basic share ($0.04 per diluted share) in 2005. The increase in earnings per share is due to sales growth as well as a decrease in selling, general and administrative expenses as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company had stockholders' equity of $23,738,000 and working capital of $11,175,000 on March 31, 2006 compared with $19,748,000 and $8,037,000 at March
31, 2005, respectively. The $4,072,000 net increase in stockholder's equity and the $3,138,000 net increase in working capital reflects the increased profitability of the Company. The Company's cash position increased from $1.5 million at December 31, 2005 to $3.8 million at March 31, 2006 which is attributable to the increased sales and a decrease in expenses as compared to total sales. On March 31, 2006 the Company's current ratio was 3.4 to 1.

SEASONALITY

The Company's weight management products and programs have historically been subject to seasonality. Traditionally the holiday season in November/December of each year is considered poor for diet control products and services. January and February generally show increases in sales, as these months are considered the commencement of the "diet season." In 2005 and into 2006 seasonality has not been much of a factor. This is largely due to the increase in the consumer's awareness of the overall health and nutritional benefits accompanied with the use of the Company's product line. As consumers continue to increase their association of nutritional weight loss programs with overall health, seasonality will continue to decrease.

INFLATION

To date, inflation has not had a material effect on the Company's business.

                            ITEM 5. OTHER INFORMATION
Litigation:

There was no material pending or threatened litigation as of 3/31/06.


Long-Term Employment Contracts

The Board of Directors of Medifast, Inc. is in the process of implementing a management succession plan which will take place over the next 24 months. In doing so, they have had 3 key executive officers sign 6-year employment contracts to ensure that there will be minimal turnover in selected key management positions. The Executives associated with this succession plan include Michael S. McDevitt, President and Chief Financial Officer, Margaret MacDonald, VP of Operations and Brendan Connors, CPA, VP of Finance. Bradley T. MacDonald, the Executive Chairman of the Board of Directors and CEO has signed and executed a new 5 year employment agreement as the Executive Chairman of the Board of Directors and will provide on-going executive mentoring, financial and M&A advice, and new business development for the Company.

On February 8, 2006, three executive officers of the company signed 6-year employment contracts. The officers received shares of common stock in varying amounts totaling 380,000 shares at $6.25 per share that will be vested over 6 years. In addition, Bradley T. MacDonald, Chairman and CEO signed a new 5-year employment agreement and was granted 100,000 stock options at $6.25 that will vest over 5 years beginning on February 8, 2007.

Planned stock sale
In order to diversify his retirement portfolio which is largely invested in Medifast stock, Bradley MacDonald, Chairman and CEO is planning on selling approximately 250,000 shares of Medifast stock over the next 12 months. After the sale, he will still beneficially own approximately 1.1 million shares of Medifast, Inc. common stock which would currently represent about 8% of the outstanding shares.

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

Internal Control Policy: As of March 31, 2006, the Company's management, with the participation of the Chief Executive Officer and the President, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the President have concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. In connection with this evaluation, no change in the Company's internal control over financial reporting was identified that occurred during the period covered by this report that has materially affected, or is reasonably likely to affect the Company's internal control over financial reporting.

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