Form 10-Q
period 2006-06-30
MEDIFAST INC
filed 2006-08-14
CIK 910329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from________to__________

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

                                 Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                          OUTSTANDING AT JULY
                  CLASS                                        27, 2006
----------------------------------------                 ----------------------
 Common stock, $.001 par value per share                   13,519,481 shares

                                      Index


PART I
FINANCIAL INFORMATION:

      Condensed Consolidated Balance Sheets -
          June 30, 2006 (unaudited) and December 31, 2005 (audited).........  3

      Condensed Consolidated Statements of Income -
          Three and Six Months Ended June 30, 2006 and 2005 (unaudited).....  4

      Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2006 and 2005 (unaudited)...............  5

      Notes to Condensed Consolidated Financial Statements..................  7

      Management Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 13


PART II


      Exhibits.............................................................. 18

          EX 31.1
          EX 31.2
          EX 32.1

                         MEDIFAST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  June 30, 2006           December 31, 2005
                                                                                   (Unaudited)                (Audited)
ASSETS
CURRENT ASSETS:
   Cash                                                                           $     2,491,000          $       1,484,000
   Accounts receivable-net of allowance for doubtful accounts of $100,000                 717,000                    985,000
   Inventory                                                                            6,698,000                  5,475,000
   Investment securities                                                                2,773,000                  2,700,000
   Deferred compensation                                                                  567,000                    525,000
   Prepaid expenses and other current assets                                            2,776,000                  3,273,000
   Prepaid taxes                                                                          311,000                          -
   Note receivable - current                                                              230,000                          -
   Deferred tax asset                                                                      90,000                          -
                                                                                ------------------       --------------------
        TOTAL CURRENT ASSETS                                                           16,653,000                 14,442,000

Property, plant and equipment - net                                                    10,822,000                  9,535,000
Trademarks and intangibles - net                                                        4,768,000                  6,508,000
Deferred tax asset, net of current portion                                                256,000                          -
Note receivable, net of current portion                                                 1,351,000                          -
Other assets                                                                               37,000                     60,000
                                                                                ------------------       --------------------

        TOTAL ASSETS                                                              $    33,887,000          $      30,545,000
                                                                                ==================       ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                          $     3,480,000          $       2,263,000
   Income taxes payable                                                                         -                    899,000
   Line of credit                                                                         615,000                    633,000
   Current maturities of long-term debt                                                   533,000                    561,000
   Deferred tax liability - current                                                             -                     90,000
                                                                                ------------------       --------------------
        TOTAL CURRENT LIABILITIES                                                       4,628,000                  4,446,000

   Long-term debt, net of current portion                                               3,729,000                  3,977,000
   Deferred tax liability - non-current                                                         -                    101,000
                                                                                ------------------       --------------------
        TOTAL LIABILITIES                                                               8,357,000                  8,524,000
                                                                                ------------------       --------------------

STOCKHOLDERS' EQUITY:

Common stock; par value $.001 per share; 20,000,000 authorized;
   13,422,914 and 12,782,791 shares issued and outstanding, respectively                   14,000                     13,000
Additional paid-in capital                                                             25,897,000                 21,759,000
Accumulated other comprehensive income                                                    139,000                    282,000
Retained Earnings                                                                       4,300,000                  1,149,000
                                                                                ------------------       --------------------
                                                                                       30,350,000                 23,203,000

Less: cost of 215,061 and 210,902 shares of common stock in treasury                   (1,135,000)                (1,075,000)
Less: unearned compensation                                                            (3,685,000)                  (107,000)
                                                                                ------------------       --------------------
TOTAL STOCKHOLDERS' EQUITY                                                              25,530,000                22,021,000
                                                                                ------------------       --------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $     33,887,000         $      30,545,000
                                                                                ==================       ====================


     See accompanying notes to condensed consolidated financial statements.

                         MEDIFAST, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                        SIX MONTHS ENDED JUNE 30,              THREE MONTHS ENDED JUNE 30,
                                                         2006                2005               2006                2005
                                                      (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)

Revenue                                              $   39,137,000      $  18,881,000     $    19,954,000      $     10,555,000
Cost of sales                                             9,629,000          4,696,000           4,853,000             2,623,000
                                                    ----------------    ---------------   -----------------  --------------------
GROSS PROFIT                                             29,508,000         14,185,000          15,101,000             7,932,000
Selling, general, and administration                     23,913,000         12,119,000          12,560,000             6,778,000
                                                    ----------------    ---------------   -----------------  --------------------

INCOME FROM OPERATIONS                                    5,595,000          2,066,000           2,541,000             1,154,000

Other income/(expense)
     Interest expense                                      (181,000)          (148,000)            (92,000)              (83,000)
     Loss on sale of Consumer Choice Systems               (323,000)
     Stock compensation expense                            (181,000)                 -            (164,000)
     Interest income                                         89,000             97,000              56,000                69,000
     Other income (expense)                                 161,000              3,000              18,000                24,000
                                                    ----------------    ---------------   -----------------  --------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                  5,160,000          2,018,000           2,359,000             1,164,000
Provision for income tax (expense)                       (2,009,000)          (758,000)           (884,000)             (411,000)
                                                    ----------------    ---------------   -----------------  --------------------

NET INCOME                                                3,151,000          1,260,000           1,475,000               753,000

Less:  Preferred stock dividend requirement                       -                  -                   -                     -
                                                    ----------------    ---------------   -----------------  --------------------

NET INCOME                                           $    3,151,000      $   1,260,000     $     1,475,000      $        753,000
                                                    ================    ===============   =================  ====================


Basic earnings per share                                     $ 0.25             $ 0.10              $ 0.12                $ 0.06
Diluted earnings per share                                   $ 0.23             $ 0.10              $ 0.11                $ 0.06

Weighted average shares outstanding -
     Basic                                               12,603,903         12,173,456          12,618,379            12,173,456
     Diluted                                             13,601,232         12,858,777          13,615,708            12,994,764




See accompanying notes to condensed consolidated financial statements.

                         MEDIFAST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Six Months Ended June 30,
                                                                           2006                 2005
                                                                        (Unaudited)          (Unaudited)
Cash flows from operating activities:
   Net income                                                           $   3,151,000        $  1,260,000
   Adjustments to reconcile net income to net cash
        provided by operating activities from
        continuing operations:
        Depreciation and amortization                                       1,262,000             907,000
        Realized (gain) loss on investment securities                         (49,000)             22,000
        Loss on sale of Consumer Choice Systems                               323,000
        Common stock issued for services                                       49,000             103,000
        Stock options vested during period                                     18,000                   -
        Excess tax benefits from share-based payment arrangements              (6,000)                  -
        Vesting of unearned compensation                                      181,000                   -
        Net change in other comprehensive (loss) income                      (143,000)             43,000
        Deferred income taxes                                                (119,000)            (72,000)
        Provision for bad debts                                                     -              13,000

Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                            137,000             (87,000)
        (Increase) in inventory                                            (1,581,000)           (239,000)
        (Increase) decrease in prepaid expenses & other current assets        497,000            (401,000)
        (Increase) in deferred compensation                                   (42,000)           (165,000)
        (Increase) in prepaid taxes                                          (311,000)                  -
        (Increase) decrease in other assets                                   (55,000)             11,000
        Increase in accounts payable and accrued expenses                   1,217,000             443,000
        (Decrease) in deferred tax liability                                 (418,000)                  -
        (Decrease) in income taxes payable                                   (899,000)           (453,000)
                                                                      ----------------     ---------------
              Net cash provided by operating activities                     3,212,000           1,385,000
                                                                      ----------------     ---------------

Cash Flow from Investing Activities:
   (Purchase) of investment securities, net                                   (25,000)           (447,000)
   (Purchase) of property and equipment                                    (1,737,000)           (644,000)
   (Purchase) of intangible assets                                           (409,000)            (52,000)
                                                                      ----------------     ---------------
              Net cash provided by (used in) investing activities          (2,171,000)         (1,143,000)
                                                                      ----------------     ---------------

Cash Flow from Financing Activities:
   Issuance of common stock, options and warrants                             254,000               1,000
   Increase in credit line, net                                               (18,000)            651,000
   Principal repayments of long-term debt                                    (276,000)           (266,000)
   Excess tax benefits from share-based payment arrangements                    6,000                   -
   Dividends paid on preferred stock                                                -             (11,000)
                                                                      ----------------     ---------------
              Net cash provided by (used in) financing activities             (34,000)            375,000
                                                                      ----------------     ---------------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                        1,007,000             617,000

Cash and cash equivalents - beginning of the period                         1,484,000             612,000
                                                                      ----------------     ---------------

Cash and cash equivalents - end of period                               $   2,491,000        $  1,229,000
                                                                      ================     ===============

Supplemental disclosure of cash flow information:
   Interest paid                                                        $     181,000        $    148,000
                                                                      ================     ===============
   Income taxes                                                         $   2,977,000        $  1,311,000
                                                                      ================     ===============

Supplemental disclosure of non cash activity:
  Common stock issued to executives over 6-year vesting period          $   3,373,000        $          -
                                                                      ================     ===============
  Common shares issued for options and warrants                         $     384,000        $          -
                                                                      ================     ===============
  Options vested during period                                          $      18,000        $          -
                                                                      ================     ===============
  Conversion of preferred stock B and C to common stock                 $           -        $    300,000
                                                                      ================     ===============
  Common stock issued for services                                      $      49,000        $    103,000
                                                                      ================     ===============
Preferred B and C stock dividends converted to common stock             $           -        $    269,000
                                                                      ================     ===============
Line of credit converted to long-term debt                              $           -        $    369,000
                                                                      ================     ===============


See accompanying notes to condensed consolidated financial statements.

                         MEDIFAST, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)


                                                           Six Months Ended June 30,
                                                           2006                 2005
                                                       (Unaudited)          (Unaudited)

Supplemental disclosure of non cash activity:
  Sale of Consumer Choice Systems
----------------------------------------------
      Inventory                                        $     358,000         $          -
      Accounts Receivable                                    131,000                    -
      Intangible assets, net                               1,337,000                    -
      Note receivable                                     (1,503,000)                   -
      Loss on sale of Consumer Choice Systems               (323,000)                   -
                                                      ---------------      ---------------
                                                       $          -
                                                      ===============      ===============


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



                                                 AS OF JUNE 30, 2006                         AS OF DECEMBER 31, 2005
                                   ---------------------------------------------    --------------------------------------------

                                      GROSS CARRYING            ACCUMULATED            GROSS CARRYING           ACCUMULATED
                                          AMOUNT                AMORTIZATION               AMOUNT               AMORTIZATION
                                   ----------------------    -------------------    ----------------------   -------------------
Customer lists                               $ 4,555,000            $ 1,269,000               $ 4,514,000             $ 874,000
Non-compete agreements                           840,000                745,000                   840,000               566,000
Trademarks and patents                         1,485,000                 98,000                 1,821,000               121,000
Goodwill                                               -                      -                   894,000                     -
                                   ----------------------    -------------------    ----------------------   -------------------

    Total                                    $ 6,880,000            $ 2,112,000               $ 8,069,000           $ 1,561,000
                                   ======================    ===================    ======================   ===================


AMORTIZATION EXPENSE FOR THE SIX MONTHS ENDED JUNE, 2006 AND 2005 WAS AS FOLLOWS:

                                                                                             2006                   2005
                                                                                    ----------------------   -------------------
Customer lists                                                                                  $ 597,000               267,000
Non-compete agreements                                                                            179,000               171,000
Trademarks and patents                                                                             40,000                18,000
                                                                                    ----------------------   -------------------

Total Trademarks and Intangibles                                                                $ 816,000             $ 456,000
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

      6.    Note Receivable

Medifast realized a $1,503,000 note receivable as a result of the sale of Consumer Choice Systems on January 17, 2006 to a former board member. The note has a 10-year term with imputted interest of 4% collateralized by 50,000 shares of Medifast stock and all the assets of Consumer Choice Systems. The amount of principal to be collected over each of the next 5 years is $183,000 per year with the remaining amount collectible thereafter of $588,000.


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

      9.    Share Based Payments

      Stock-Based Compensation

Effective December 31, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payments," which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. The Company recognized stock-based compensation for awards issued under the Company's stock option plans in other income/expenses included in the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company's financial statements.

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

Unearned compensation represents shares issued to executives that will be vested over a 5-6 year period. These shares will be amortized over the vesting period in accordance with FASB 123(R). The expense related to the vesting of unearned compensation was $181,000 and $0 at June 30, 2006 and June 30, 2005, respectively.

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





                                                                    Six Months Ended                    Three Months Ended
                                                            ----------------------------------    --------------------------------
                                                               06/30/06           06/30/05           06/30/06         06/30/05
                                                            ----------------   ---------------    ---------------  ---------------
Net income, as reported                                         $ 3,151,000       $ 1,260,000        $ 1,475,000        $ 753,000
Add: Stock-based employee compensation expense
     included in reported net income, net of
     related tax effects                                             11,000                 -                  -                -
Deduct:  Total stock-based employee compensation                    (11,000)                -                  -                -
         expense determined under fair value based method   ----------------   ---------------    ---------------  ---------------
         for all awards, net of related tax effects

Net income, pro forma                                           $ 3,151,000       $ 1,260,000        $ 1,475,000        $ 753,000

Earning per share:
         Basic, as reported                                            0.25              0.10               0.12             0.06
         Basic, pro forma                                              0.25              0.10               0.12             0.06
         Diluted, as reported                                          0.23              0.10               0.11             0.06
         Diluted, pro forma                                            0.23              0.10               0.11             0.06




      For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     Six Months Ended
                                                     ----------------
                                              June 30, 2006    June 30, 2005
                                              -------------    -------------
         Dividend yield ...................        0.0%            0.0%
         Expected volatility ..............        0.70            0.70
         Risk-free interest rate ..........        4.50%           4.5%
         Expected life in years ...........        1-5             1-5

      The following summarizes the stock option activity for the Six Months ended June 30, 2006:





                                                             June 30, 2006

                                                              Weighted         Weighted
                                                              Average           Average
                                                             Exercised        Contractual
                                                 Shares        Price          Term (Years)
                                             ------------- --------------   ----------------

Outstanding, December 31, 2005                    284,727           1.51
Options granted                                   100,000           6.25
Options reinstated                                 16,666           6.36                  -
Options exercised                                 (39,813)         (2.52)
Options forfeited or expired                      (20,000)          9.88
                                             ------------- --------------   ----------------

Outstanding June 30, 2006                         341,580           4.12               3.78
                                             ============= ==============   ================
Options exercisable, June 30, 2006                214,913           3.16               3.25
                                             ============= ==============   ================

Options available for grant at end of year        965,273
                                             =============

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

GENERAL

SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Revenue: Revenue increased to $39.1 million for the first six months of 2006 as compared to $18.9 million for the first six months of 2005, an increase of $20.2 million or 107%. The direct marketing sales channel accounted for 60% of total revenue, Take Shape for Life 30%, doctors 5%, and clinics 5%. As compared to the first 6 months of 2005, the direct marketing sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 160%. Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by 70% year-over-year. In the first 6 months of 2006, the doctor channel increased sales by 25% and the clinics increased sales by 90% as compared to the six months ended June 30, 2005.

The growth in revenue is primarily the result of an increased advertising campaign in 2006. The Company has expanded into additional print media and national cable and network TV spots. The Company also continues to expand its presence on the web through affiliate advertising and paid search on sites, such as google and yahoo. Additionally, the Take Shape for Life network continues to grow as the sales network expands. The Company continues to create new tools and training materials for health advisors and is in the final stages of implementing a new IT platform. The new software will empower the Take Shape for Life direct selling model by implementing the infrastructure and tools that are critical in supporting health advisors to grow their business.

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

Costs and Expenses: Cost of revenue increased $4.9 million to $9.6 million in the first six months of 2006 from $4.7 million in 2005. As a percentage of sales, gross margin increased to 75.4% for the first six months of 2006 as compared to 75.1% for the first six months of 2005. The slight increase in gross margin is primarily due to decreased raw material costs as a result of increased volume discounts.

Advertising expense for the first six months of 2006 was approximately $7 million as compared to approximately $2 million in the first six months of 2005, an increase of $5 million. The increased marketing was spent primarily for TV advertising and print media. The Company continues to test and analyze which TV clusters and print media provide the lowest cost to acquire a customer. This testing will allow us to spend our advertising dollars most effectively as we plan on increasing our advertising budget in the first quarter of 2007.

Other Income/Expense: Stock compensation expense for the first six months of 2006 was $181,000 as compared to $0 in 2005. This expense represents the vesting of share-based compensation to key executives over five and six year terms. The Company has reviewed unvested options and concluded that the effects of FASB 123R are immaterial.

On January 17, 2006 the assets of Consumer Choice Systems, a division of Medifast, Inc., were sold to a former Board member. The promissory note calls for monthly principal only payments over a 10-year term. Therefore, when imputing an interest rate on the loan, a $323,000 loss had to be realized due to the difference in the present value of the note receivable compared to the amount realizable over 10-years. This is a one-time loss that will not affect any future periods.

Income taxes: For the first six months of 2006 we recorded $2 million in income tax expense, which represents an annual effective rate of 39%. The estimated annual effective tax rate differed from the U.S. federal statutory rate of 35% due to state income taxes. For the first six months of 2005, we recorded income tax expense of $758,000 which reflected an estimated annual effective tax rate of 38%.

Net income: Net income increased to $3.2 million in the first six months of 2006 as compared to $1.3 million in the first six months of 2005, which reflected an increase of $1.9 million or 146%. The increase in net income is due to an increase in sales offset by increased selling, general, and administrative expenses, that primarily consist of increased advertising and commissions paid to Take Shape for Life health advisors.


THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Revenue: Revenue increased to $20 million in the second quarter of 2006 as compared to $10.6 million in the second quarter of 2005, an increase of $9.4 million or 89%. The direct marketing sales channel accounted for 60% of total revenue, Take Shape for Life 30%, doctors 5%, and clinics 5%. In the comparable period in 2005, the direct marketing sales channel, which is fueled primarily by consumer advertising increased revenues by approximately 120%. Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by approximately 60% year-over-year. For the three-months ended June 30, 2006, the doctor channel increased sales by 25% and the clinics increased sales by approximately 70% as compared to the second quarter of 2005.

The growth in revenue is primarily the result of an increased advertising campaign in 2006. The Company has expanded into additional print media and national cable and network TV spots. During the second quarter the Company did extensive testing of TV and print media in preparation for an increased advertising budget in 2007. The testing caused the cost to acquire a customer to increase, however, the Company feels this testing is necessary in order to effectively spend increased advertising dollars in the first quarter of 2007.

Costs and Expenses: Cost of revenue increased $2.3 million to $4.9 million in the second quarter of 2006 from $2.6 million in the second quarter 2005. As a percentage of sales, gross margin increased to 75.7% in the second quarter of 2006 as compared to 75.1% in the second quarter of 2005. The slight increase in gross margin is primarily due to decreased raw material costs as a result of increased volume discounts.

Advertising expense in the second quarter of 2006 was approximately $4.5 million as compared to approximately $1.2 million in the second quarter of 2005. The increased marketing was spent primarily for TV advertising and print. The Company spent approximately $2 million in television and print media for testing the acquisition of customers slightly outside of its' current core demographic. The results of this testing, although increasing the overall cost to acquire, were very informative in planning for increased future advertising spending. The Company believes that the data received through the customer responses and feedback, along with some minimal adjustments to advertisement placement and design will allow the new ad venues to become viable customer acquisition tools for the expected future advertising campaigns.

Other Income/Expense: Stock compensation expense for second quarter of 2006 was $164,000 as compared to $0 in 2005. This amount will be consistent for the remainder of 2006. This expense represents the vesting of share-based compensation to key executives over five and six year terms. The Company has reviewed unvested options and concluded that the effects of FASB 123R are immaterial.

Income taxes: In the second quarter of 2006 we recorded $884,000 in income tax expense, which represents an annual effective rate of 39%. The estimated annual effective tax rate differed from the U.S. federal statutory rate of 35% due to state income taxes. In the second quarter of 2005, we recorded income tax expense of $411,000 which reflected an estimated annual effective tax rate of 35%.

Net income: Net income increased to $1.5 million in the second quarter of 2006 as compared to $753,000 in the second quarter of 2005, which reflected an increase of $747,000 or 99%. The increase in net income is due to an increase in sales offset by increased selling, general, and administrative expenses, that primarily consist of increased advertising and commissions paid to Take Shape for Life health advisors.


LIQUIDITY AND CAPITAL RESOURCES

The Company had stockholders' equity of $25,530,000 and working capital of $12,025,000 on June 30, 2006 compared with $20,602,000 and $8,991,000 at June
30, 2005, respectively. The $4,928,000 net increase in stockholder's equity and the $3,034,000 net increase in working capital reflects the increased profitability of the Company. The Company's cash position increased from $1.5 million at December 31, 2005 to $2.5 million at June 30, 2006 which is attributable to the increased sales and a decrease in expenses as compared to total sales offset by additional cash outlays for infrastructure to handle additional sales growth. On June 30, 2006 the Company's current ratio was 3.6 to 1.


SEASONALITY

The Company's weight management products and programs have historically been subject to seasonality. Traditionally the holiday season in November/December of each year is considered poor for diet control products and services. January and February generally show increases in sales, as these months are considered the commencement of the "diet season." In 2005 and into 2006 seasonality has not been a signifant factor. This is largely due to the increase in the consumer's awareness of the overall health and nutritional benefits accompanied with the use of the Company's product line. As consumers continue to increase their association of nutritional weight loss programs with overall health, seasonality will continue to decrease.

INFLATION

To date, inflation has not had a material effect on the Company's business.

                            ITEM 5. OTHER INFORMATION
Litigation:

There was no material pending or threatened litigation as of 6/30/06.


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

Planned stock sale

In order to diversify his retirement portfolio which is largely invested in Medifast stock, Bradley MacDonald, Chairman and CEO is planning on selling approximately 200,000 shares of Medifast stock over the next 12 months. After the sale, he will still beneficially own approximately 900,000 shares of Medifast, Inc. common stock, which would currently represent about 7% of the outstanding shares. After this transaction, Mr. MacDonald will still be the largest shareholder of Medifast.

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

Internal Control Policy: As of June 30, 2006, the Company's management, with the participation of the Chief Executive Officer and the President, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the President have concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. In connection with this evaluation, no change in the Company's internal control over financial reporting was identified that occurred during the period covered by this report that has materially affected, or is reasonably likely to affect the Company's internal control over financial reporting.



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