Form 10-Q
period 2006-09-30
MEDIFAST INC
filed 2006-11-14
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-23016

MEDIFAST, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3714405
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)
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

Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006
Common stock, $.001 par value per share	13,545,231 shares

Index

Part I
Financial Information:

	Condensed Consolidated Balance Sheets - September 30, 2006 (unaudited) and December 31, 2005 (audited)	3

	Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2006 and 2005 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	7

	Management Discussion and Analysis of Financial Condition and Results of Operations	13

Part II

	Exhibits	16
	EX 31.1
	EX 31.2
	EX 32.1

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,114,000	$1,484,000
Accounts receivable-net of allowance for doubtful accounts of $100,000	764,000	985,000
Income tax refund receivable	1,048,000	-
Inventory	8,003,000	5,475,000
Investment securities	2,420,000	2,700,000
Deferred compensation	640,000	525,000
Prepaid expenses and other current assets	2,927,000	3,273,000
Note receivable - current	230,000	-
Deferred tax asset	90,000	-
Total Current Assets	17,236,000	14,442,000

Property, plant and equipment - net	11,578,000	9,535,000
Trademarks and intangibles - net	4,690,000	6,508,000
Deferred tax asset, net of current portion	282,000	-
Note receivable, net of current portion	1,305,000	-
Other assets	37,000	60,000
TOTAL ASSETS	$35,128,000	$30,545,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,661,000	$2,263,000
Income taxes payable	501,000	899,000
Line of credit	612,000	633,000
Current maturities of long-term debt	502,000	561,000
Deferred tax liability - current	-	90,000
Total current liabilities	4,276,000	4,446,000

Long-term debt, net of current portion	3,603,000	3,977,000
Deferred tax liability - non-current	-	101,000
Total Liabilities	7,879,000	8,524,000

Stockholders' Equity:

Common stock; par value $.001 per share; 20,000,000 authorized;
13,544,481 and 12,782,791 shares issued and outstanding, respectively	14,000	13,000
Additional paid-in capital	26,326,000	21,759,000
Accumulated other comprehensive income	208,000	282,000
Retained Earnings	5,787,000	1,149,000
	32,335,000	23,203,000

Less: cost of 240,749 and 210,902 shares of common stock in treasury	(1,565,000)	(1,075,000)
Less: unearned compensation	(3,521,000)	(107,000)
Total Stockholders' Equity	27,249,000	22,021,000

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$35,128,000	$30,545,000

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$58,779,000	$29,865,000	$19,642,000	$10,985,000
Cost of sales	14,334,000	7,370,000	4,705,000	2,675,000
Gross Profit	44,445,000	22,495,000	14,937,000	8,310,000

Selling, general, and administration	36,880,000	19,163,000	12,967,000	7,044,000

Income from operations	7,565,000	3,332,000	1,970,000	1,266,000

Other income/(expense)
Interest expense	(271,000)	(97,000)	(90,000)	(47,000)
Loss on sale of Consumer Choice Systems	(323,000)	-	-	-
Stock compensation expense	(346,000)	-	(164,000)	-
Interest income	137,000	-	48,000	-
Other income (expense)	184,000	10,000	24,000	7,000

Income before provision for income taxes	6,946,000	3,245,000	1,788,000	1,226,000
Provision for income tax (expense)	(2,307,000)	(1,367,000)	(298,000)	(609,000)

Net income	4,639,000	1,878,000	1,490,000	617,000

Less: Preferred stock dividend requirement	-	(291,000)	-	(10,000)

Net income	$4,639,000	$1,587,000	$1,490,000	$607,000

Basic earnings per share	$0.37	$0.13	$0.12	$0.05
Diluted earnings per share	$0.34	$0.13	$0.11	$0.05

Weighted average shares outstanding -
Basic	12,657,842	12,235,475	12,767,629	12,595,175
Diluted	13,493,421	12,438,531	13,603,208	12,989,147

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$4,639,000	$1,878,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	1,790,000	1,385,000
Realized (gain) loss on investment securities	(62,000)	15,000
Loss on sale of Consumer Choice Systems	323,000	-
Common stock issued for services	64,000	103,000
Stock options vested during period	18,000	-
Excess tax benefits from share-based payment arrangements	6,000	-
Vesting of unearned compensation	346,000	-
Net change in other comprehensive (loss) income	(74,000)	17,000
Deferred income taxes	(563,000)	(104,000)
Provision for bad debts	-	13,000

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	56,000	(467,000)
(Increase) in income tax receivable	(1,048,000)	-
(Increase) in inventory	(2,886,000)	(607,000)
(Increase) decrease in prepaid expenses & other current assets	346,000	(925,000)
(Increase) in deferred compensation	(115,000)	(185,000)
Decrease in other assets	23,000	12,000
Increase in accounts payable and accrued expenses	398,000	1,085,000
Increase (decrease) in income taxes payable	(398,000)	722,000
Net cash provided by operating activities	2,863,000	2,942,000

Cash Flow from Investing Activities:
(Purchase) sale of investment securities, net	341,000	(151,000)
(Purchase) of property and equipment	(2,745,000)	(990,000)
(Purchase) of intangible assets	(607,000)	(62,000)
Net cash (used in) investing activities	(3,011,000)	(1,203,000)

Cash Flow from Financing Activities:
Issuance of common stock, options and warrants	658,000	66,000
Increase (decrease) in credit line, net	(21,000)	642,000
Principal repayments of long-term debt	(433,000)	(407,000)
Excess tax benefits from share-based payment arrangements	(6,000)	-
(Purchase) of treasury stock	(420,000)	-
Dividends paid on preferred stock	-	(11,000)
Net cash provided by (used in) financing activities	(222,000)	290,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(370,000)	2,029,000

Cash and cash equivalents - beginning of the period	1,484,000	612,000
Cash and cash equivalents - end of period	$1,114,000	$2,641,000

Supplemental disclosure of cash flow information:
Interest paid	$271,000	$232,000
Income taxes	$3,403,000	$1,426,000

Supplemental disclosure of non cash activity:
Common stock issued to executives over 6-year vesting period	$3,373,000	$-
Common shares issued for options and warrants	$454,000	$-
Options vested during period	$18,000	$-
Conversion of preferred stock B and C to common stock	$-	$501,000
Common stock issued for services	$64,000	$103,000
Preferred B and C stock dividends converted to common stock	$-	$279,000
Line of credit converted to long-term debt	$-	$369,000
Common stock issued for compensation to be earned upon vesting	$-	$122,000

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)

Supplemental disclosure of non cash activity:
Sale of Consumer Choice Systems
Inventory	$358,000	$-
Accounts Receivable	131,000	-
Intangible assets, net	1,337,000	-
Note receivable	(1,503,000)	-
Loss on sale of Consumer Choice Systems	(323,000)	-
	$-

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
General

1.	Basis of Presentation

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented.

2.	Presentation of Financial Statements
The Company’s condensed consolidated financial statements include the accounts of Medifast, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.	Inventories
Inventories consist principally of finished packaged foods, packaging and raw materials held in either the Company’s manufacturing facility and distribution warehouse. Inventories are valued with cost determined using the first-in, first-out (FIFO) method.

4.	Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. On January 17, 2006, the Company sold its goodwill balance of $893,500 when the Consumer Choice Systems division was sold.

The Company has intangible assets, which include: customer lists, non-compete agreements, trademarks and patents. The non-compete agreements are being amortized over the legal life of the agreements ranging between 3 to 7 years. The customer lists are being amortized over a period ranging between 5 to 10 years based on management’s best estimate of the expected benefits to be consumed or otherwise used up. Trademarks and patents are regularly reviewed to determine whether the facts and circumstances exist to indicate that the useful life is shorter than originally estimated or the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of its trademarks and patents by comparing the projected discounted net cash flows associated with the related asset, over their remaining lives, in comparison to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

	As of September 30, 2006		As of December 31, 2005

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$4,739,000	$1,447,000	$4,514,000	$874,000
Non-compete agreements	840,000	817,000	840,000	566,000
Trademarks and patents	1,495,000	120,000	1,821,000	121,000
Goodwill	-	-	894,000	-

Total	$7,074,000	$2,384,000	$8,069,000	$1,561,000

Amortization expense for the nine months ended September 30, 2006 and 2005 was as follows:

	2006	2005
Customer lists	$776,000	373,000
Non-compete agreements	251,000	270,000
Trademarks and patents	61,000	38,000

Total Trademarks and Intangibles	$1,088,000	$681,000

On January 17, 2006 the Consumers Choice Systems division of the Company was sold which included the sale of
$1,601,000 in gross intangible assets and $265,000 in accumulated amortization.

Amortization expense is included in selling, general and administrative expenses.

5.	Fixed Assets

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

Stock-Based Compensation

Effective December 31, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. The Company recognized stock-based compensation for awards issued under the Company’s stock option plans in other income/expenses included in the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

Prior to December 31, 2005, the Company accounted for stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company grants stock options at an exercise price equal to 100% of the market price on the date of grant. Accordingly, no compensation expense was recognized for the stock option grants in periods prior to the adoption of SFAS No. 123(R).

Unearned compensation represents shares issued to executives that will be vested over a 5-6 year period. These shares will be amortized over the vesting period in accordance with FASB 123(R). The expense related to the vesting of unearned compensation was $345,000 and $0 at September 30, 2006 and September 30, 2005, respectively.

SFAS No. 123(R) requires disclosure of pro-forma information for periods prior to the adoption. The pro-forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for the period prior to the adoption of SFAS No. 123(R), and the actual effect on net income and earnings per share for the period after the adoption of SFAS No. 123(R).

	Nine Months Ended		Three Months Ended
	09/30/06	09/30/05	09/30/06	09/30/05
Net income, as reported	$4,639,000	$1,587,000	$1,490,000	$607,000
Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects	11,000	-	-	-
Deduct: Total stock-based employee compensation	(11,000)	(287,000)	-	-
expense determined under fair value based method
for all awards, net of related tax effects
Net income, pro forma	$4,639,000	$1,300,000	$1,490,000	$607,000

Earning per share:
Basic, as reported	0.37	0.13	0.12	0.05
Basic, pro forma	0.37	0.13	0.12	0.05
Diluted, as reported	0.34	0.11	0.11	0.05
Diluted, pro forma	0.34	0.10	0.11	0.05

For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	September 30, 2006	September 30, 2005
Dividend yield	0.0%	0.0%
Expected volatility	0.70	0.70
Risk-free interest rate	4.50%	4.5%
Expected life in years	1-5	1-5

The following summarizes the stock option activity for the Nine Months ended September 30, 2006:

	September 30, 2006

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)

Outstanding, December 31, 2005	359,727	2.71
Options granted	100,000	6.25
Options reinstated	16,666	1.57
Options exercised	(81,480)	(1.63)
Options forfeited or expired	(26,667)	(8.36)

Outstanding September 30, 2006	368,246	3.76	3.33
Options exercisable, September 30, 2006	198,245	3.33	3.27

Options available for grant at end of year	881,754

10.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”) . This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact FAS 158 will have on its financial condition, results of operations, cash flows or disclosures.

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

Outbound shipping charges to customers and outbound shipping-related costs are netted and included in “cost of sales.”

Returns - Consistent with industry practice, the Company maintains a return policy that allows its customers to return product within a specified period (30 days). Because the period of payment generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue when paid. The Company’s estimate for returns is based upon its historical experience with actual returns. While such experience has allowed for reasonable estimation in the past, history may not always be an accurate indicator of future returns. The Company continually monitors its estimates for returns and makes adjustments when it believes that actual product returns may differ from the established accruals.

Management Discussion and Analysis of
Financial Condition and Results of Operations

Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to Medifast, Inc. or its management, are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

General

Nine Months Ended September 30, 2006 and September 30, 2005

Revenue: Revenue increased to $58.8 million for the first nine months of 2006 as compared to $29.9 million for the first nine months of 2005, an increase of $28.9 million or 97%. The direct marketing sales channel accounted for 63% of total revenue, Take Shape for Life 27%, doctors 5%, and clinics 5%. As compared to the first nine months of 2005, the direct marketing sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 174%. Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by 51% year-over-year

The growth in revenue is primarily the result of an increased advertising campaign in 2006. The Company has expanded into additional print media and national cable and network TV spots. The Company also continues to expand its presence on the web through multiple marketing initiatives. Additionally, the Take Shape for Life network continues to grow as the sales network expands. The Company continues to create new tools and training materials for health advisors to help increase both active Health Advisors as well as the lifetime value of their customers.

Due to the significant growth in the first half of 2006, Medifast, Inc. began exploring third party over-sourcing capabilities in the call center. The Company began using an outsourced call center for overflow call volume in late April. The company has also invested in increasing production capacity with the purchase of additional manufacturing lines. The lines will significantly improve the company's production capability, while also improving its overall efficiencies. The Company believes that these capabilities will provide the Company with the scalability necessary to seamlessly handle increased demands as the business continues to grow.

Costs and Expenses: Cost of revenue increased $6.9 million to $14.3 million in the first nine months of 2006 from $7.4 million in 2005. As a percentage of sales, gross margin increased to 76% for the first nine months of 2006 as compared to 75% for the first nine months of 2005. The slight increase in gross margin is primarily due to decreased raw material costs as a result of increased volume discounts.

Advertising expense for the first nine months of 2006 was approximately $11.7 million as compared to approximately $3 million in the first nine months of 2005, an increase of $8.7 million. The increased marketing was spent primarily for TV advertising and print media. The Company continues to test and analyze which TV clusters and print media provide the lowest cost to acquire a customer. This testing will allow the company to spend our advertising dollars most effectively as we plan on increasing our advertising budget for the year of 2007.

Other Income/Expense: Stock compensation expense for the first nine months of 2006 was $346,000 as compared to $0 in 2005. This expense represents the vesting of share-based compensation to key executives over five and six year terms. The Company has reviewed unvested options and concluded that the effects of FASB 123R are immaterial.

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

Income taxes: In the third quarter of 2006, the company had a $1 million federal tax refund receivable. A portion of this refund was factored into the Company’s income tax provision which lowered the estimated tax rate for the first 9 month of 2006.  For the first nine months of 2006, we recorded $2.3 million in income tax expense, which represents an annual effective rate of 33%. For the first nine months of 2005, we recorded income tax expense of $1.4 million which reflected an estimated annual effective tax rate of 42%. The company anticipates a tax rate of approximately 37-39% in 2007.

Net income: Net income increased to $4.6 million in the first nine months of 2006 as compared to $1.9 million in the first nine months of 2005, which reflected an increase of $2.7 million or 147%. The increase in net income is due to an increase in sales offset by increased selling, general, and administrative expenses, that primarily consist of increased advertising and commissions paid to Take Shape for Life health advisors.

Three Months Ended September 30, 2006 and September 30, 2005

Revenue: Revenue increased to $19.6 million in the third quarter of 2006 as compared to $11 million in the third quarter of 2005, an increase of $8.6 million or 79%. The direct marketing sales channel accounted for 68% of total revenue, Take Shape for Life 25%, doctors 4%, and clinics 4%. In the comparable period in 2005, the direct marketing sales channel, which is fueled primarily by consumer advertising increased revenues by approximately 156%. Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by approximately 25% year-over-year

The growth in revenue is primarily the result of an increased advertising campaign in 2006. The Company has expanded into additional print media and national cable and network TV spots. During the third quarter the Company continued to expand the advertising to new markets and demographics in preparation for an increased advertising budget in 2007.

Costs and Expenses: Cost of revenue increased $2.0 million to $4.7 million in the third quarter of 2006 from $2.7 million in the third quarter of 2005. As a percentage of sales, gross margin maintained at 24% in the third quarter of 2006 as compared to 24% in the third quarter of 2005. The slight increase in gross margin is primarily due to decreased raw material costs as a result of increased volume discounts.

Advertising expense in the third quarter of 2006 was approximately $4.7 million as compared to approximately $1.1 million in the third quarter of 2005. The increased marketing was spent primarily for TV advertising and print media. The increased advertising spent was very effective and informative in providing metrics to best prove to the company the proper spending structure for the expected increase in advertising spending in 2007.

Other Income/Expense: Stock compensation expense for third quarter of 2006 was $164,000 as compared to $0 in 2005. This amount will be consistent for the remainder of 2006. This expense represents the vesting of share-based compensation to key executives over five and six year terms. The Company has reviewed unvested options and concluded that the effects of FASB 123R are immaterial.

Income taxes: In the third quarter of 2006 we recorded $298,000 in income tax expense, which represents an annual effective rate of 17%. The Company had a $1 million federal income tax receivable at the end of the third quarter which resulted in a decrease in the income tax provision during the quarter. The tax refund was as a result of a cost segregation study that the Company had performed on its fixed assets that resulted in a large federal tax refund. In the third quarter of 2005, we recorded income tax expense of $609,000 which reflected an estimated annual effective tax rate of 50%.

Net income: Net income increased to $1.5 million in the third quarter of 2006 as compared to $607,000 in the third quarter of 2005, which reflected an increase of $873,000 or 141%. The increase in net income is due to an increase in sales offset by increased selling, general, and administrative expenses, that primarily consist of increased advertising and commissions paid to Take Shape for Life health advisors.

Liquidity and Capital Resources

The Company had stockholders’ equity of $27,249,000 and working capital of $12,960,000 on September 30, 2006 compared with $22,021,000 and $9,996,000 at September 30, 2005, respectively. The $5,228,000 net increase in stockholder’s equity and the $2,964,000 net increase in working capital reflect the increased profitability and liquidity of the Company. The Company’s cash position decreased from $1.5 million at December 31, 2005 to $1.1 million at September 30, 2006. The decrease is due to increased cash outlays for infrastructure and inventory build-up for the first quarter of 2007 as well as timing as it relates to accounts payable. On September 30, 2006 the Company’s current ratio was 4 to 1.

Seasonality

The Company's weight management products and programs have historically been subject to seasonality. Traditionally the holiday season in November/December of each year is considered poor for diet control products and services. January and February generally show increases in sales, as these months are considered the commencement of the “diet season.” In 2006 seasonality has not been a significant factor. This is largely due to the increase in the consumer’s awareness of the overall health and nutritional benefits accompanied with the use of the Company’s product line. As consumers continue to increase their association of nutritional weight loss programs with overall health, seasonality will continue to decrease.

Inflation

To date, inflation has not had a material effect on the Company’s business.

Item 5. Other Information
Litigation:

There was no material pending or threatened litigation as of 9/30/06.

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

Earnings Per Share:  The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The calculation of basic and diluted earnings per share (“EPS”) is reflected on the accompanying Consolidated Statement of Operations.

Code of Ethics: In September 2002, the Company implemented a Code of Ethics by which directors, officers and employees commit and undertake to personal and corporate growth, dedicate themselves to excellence, integrity and responsiveness to the marketplace, and work together to enhance the value of the Company for the shareholders, vendors, and customers.

Trading Policy: In March 2003, the Company implemented a Trading Policy whereby if a director, officer or employee has material non-public information relating to the Company, neither that person nor any related person may buy or sell securities of the Company or engage in any other action to take advantage of, or pass on to others, that information. Additionally, on October 16, 2006 the Board of Directors approved an updated trading policy in which insiders may purchase or sell MED securities if such purchase or sale is made 7 days after or 14 days before an earnings announcement to include the 10-K or 10-Q in order to insure that investors have available the same information necessary to make investment decisions as insiders.

Internal Control Policy: As of September 30, 2006, the Company’s management, with the participation of the Chief Executive Officer and the President, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the President have concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. In connection with this evaluation, no change in the Company’s internal control over financial reporting was identified that occurred during the period covered by this report that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

Forward Looking Statements: Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management’s expectations for fiscal year 2003 and beyond, are forward-looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company’s expectations. The Company cautions investors not to place undue reliance on forward-looking statements which speak only to management’s experience on this date.

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Audit Committee Charter

32.3	Compensation Committee Charter

32.4	Nomination Committee Charter