Form 10-K
period 2006-12-31
MEDIFAST INC
filed 2007-03-16
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File No. 000-23016

MEDIFAST, INC.

DELAWARE	13-3714405
Incorporation State	Tax Identification number

11445 CRONHILL DRIVE, OWINGS MILLS, MD	21117
Principal Office Address

Phone (410) 581-8042

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, PAR VALUE $.001 PER SHARE

New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2006, based upon the closing price of $17.87 per share on the American Stock Exchange on that date, was $208,000,000.

As of March 14, 2007, the Registrant had 13,643,998 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.

SUMMARY

Medifast, Inc. (the "Company", or "Medifast") is a Delaware corporation, incorporated in 1980. The Company’s operations are primarily conducted through five of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc. ("Jason"), Take Shape for Life, Inc. (“TSFL”), Jason Enterprises, Inc., Jason Properties, LLC and Seven Crondall, LLC. The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products. Medifast, Inc.’s product lines include weight and disease management, meal replacement and sports nutrition products manufactured in a modern, FDA inspected facility in Owings Mills, MD.

MARKETS

Over the past 20 years the obesity rates in the United States have increased dramatically. According to a recent study, “Prevalence of Obesity and Overweight in the United States published in April 2006 in the Journal of American Medical Association almost 7 out of 10 adults in the U.S. are overweight or obese. Type 2 Diabetes is expected to increase by 165 % between 2000 and 2050 according to a study “Projection of diabetes burden through 2050: impact of change demography and disease prevalence in the U.S., published in Diabetes Care in 2001. In a study published in the Journal of the American Medical Association (JAMA) it was reported that in 2003-2004, 17.1% of U.S. children and adolescents were overweight and 32.2% of adults were obese. It is important to note the difference between overweight and obese. Obesity among adults is defined as a Body Mass Index (BMI) of 30 or higher; overweight is defined as a BMI of 25 to 30. The amount of overweight adolescents and children ages 6-19 years have more than tripled since 1980.

The CDC estimates that in the U.S. the associated costs with overweight and obesity reached $117 billion in 2000. The most common health problems associated with obesity are type II diabetes, coronary heart disease, hypertension and stroke, depression and certain forms of cancer. It’s also estimated that poor nutrition and physical inactivity account for more than 300,000 premature deaths per year in the U.S.

A 2003 market research study concluded consumers spend about $39 billion per year trying to lose weight or prevent weight gain. This includes consumer spending on diet foods, medically supervised and commercial weight loss programs, diet books, appetite suppressants, fitness clubs, diet sodas, and videos and cassettes.

Distribution Channels

Medifast Direct - Medifast’s primary distribution channel is the direct-to-consumer business. Here, customers have access to support from qualified nutritional practitioners and customer care representatives via telephone, e-mail and online chats. Medifast Direct offers a robust online web community and library for support, information and meal planning for weight loss and weight maintenance. This business is driven by an aggressive multi-media customer acquisition strategy that includes print, television, radio, and web advertising as well as public relations initiatives. In 2006, the Medifast Direct division focused on targeted marketing initiatives and enhancements to its customer support systems by upgrading its call center and nutrition support team to better serve its clients. In addition, Medifast also began using state of the art web technology which features customized meal planning and community components.

Take Shape for Life™ - Take Shape for Life is a physician led network of independent health coaches who are trained to provide coaching and support to client on Medifast programs. Health coaches are conduits to give clients the strategies and skills to successfully reach a healthy weight and then provide a road map to empower the individual to take control of their health. Take Shape for Life offers the exclusive BeSlimTM philosophy, which encourages long-term weight maintenance. Take Shape for Life also moves beyond the scope of weight loss to show customers how to achieve optimal health through the balance of body, mind, and finances. Take Shape for Life uses the high quality, medically validated products of Medifast as the platform to launch an integrity based lifelong health optimization program.

Program entrants are encouraged to consult with their primary care physician and a Take Shape for Life Health Coach to determine the Medifast program that is right for them. Health Coaches are supported, educated and qualified by The Health Institute, a training group staffed by Medifast professionals. Health Advisors obtain Medifast qualification based upon testing of their knowledge on Medifast products and programs.

Medifast Physicians and Clinics - Many Medifast physicians have implemented the Medifast program within their practice. These physicians carry an inventory of Medifast products and resell them to patients. They also provide appropriate medical monitoring, testing, and support for patients on the program. Medifast also offers Medifast physicians a home delivery program “Lifestyles” for their patients. The Lifestyles Program is a network of health care professionals who support patients on the Medifast program. Medifast offers physicians a dedicated website landing page and patients order products directly from the company online or through the call center. The Lifestyles medical practitioner ensures that each patient receives personalized attention throughout the weight loss program. Management estimates that more than 15,000 physicians nationwide have recommended Medifast as a treatment for their overweight patients since 1980, and over an estimated 1 million patients have used its’ products to lose and maintain their weight.

The Company offers an additional in-house support program to assist customers that are consulting their primary care physician. Customers have access to registered dieticians that provide program support and advice via a toll free telephone help line, by e-mail and online chats.

Medifast and Hi-Energy Weight Control Centers - In 2006, Medifast changed nine of its key corporately owned weight control centers to Medifast Weight Control Centers in Texas and Florida. The centers offer a new medically supervised model and a nationally advertised brand which encourages walk-ins and referrals from other Medifast business channels. In addition to offering a comprehensive Medifast program, the clinics offer customized patient counseling programs, Inbody TM composition analysis as well as appetite suppression medications to customers who qualify. The Company intends to open additional corporately owned Medifast Weight Control Centers in a select market in 2007 in addition to franchising the model throughout the United States.

The Company continues to support the Hi-Energy licensees by providing marketing materials, ads, on-site trainings, fitness programs, nutritional programs and clinical operation materials and forms.

THE MEDIFAST® BRAND

Medifast enriches lives by providing innovative choices for lasting health through products and programs. Medifast is physician recommended and clinically proven offering programs for weight management, weight maintenance and long term health through multiple channels of distribution. Medifast products are high quality, portion controlled meal replacement foods. In recent years, Medifast’s core products and programs have continued to expand over a wellness spectrum to include health management products including products specially formulated for people with diabetes as well as products for women’s health, joint health and coronary health.

While the entire Medifast line is Diabetic Friendly, Medifast has created products tailored to meet the needs of people with diabetes. Many Medifast Plus for Diabetics products have earned the coveted Seal of Approval from the Glycemic Research Institute. The line, designated as Low Glycemic, does not overly stimulate blood glucose and insulin and does not stimulate fat-storing enzymes. Products included in the Medifast Plus for Diabetics line consist of three delicious patented shakes, and two meal replacement bars.

Most Medifast products qualify to make the FDA’s heart healthy claim, “May Reduce the Risk of Heart Disease.” In order to make this claim, a product must contain at least 6.25 grams of soy protein per serving and be low in fat, saturated fat, and cholesterol. Unlike popular fad diets and herbal supplements, Medifast products are a safe, nutritionally balanced choice, offering gender specific formulas containing high protein and low carbohydrates, a soy protein source rather than animal protein source, and vitamin and mineral fortification. It is very difficult to meet the minimum recommended nutritional requirements on a low-calorie diet, but a dieter can easily meet these requirements using the nutrient dense Medifast brand of meal replacement food supplements.

Portion controlled, meal replacement weight management programs are continuing to gain popularity, as consumers search for a safe and effective solution that provides balanced nutrition, quick weight loss and valuable behavior modification education. In addition, consumers are becoming more aware of chronic diseases such as diabetes and coronary health.

Clinical Research Overview

Medifast uses both clinical research studies and retrospective analysis data from its Medifast clinics as the basis of its claim, “clinically proven.” An overview of Medifast clinical research is provided below.

Crowell, M.D. & Cheskin L.J, The Johns Hopkins University School of Medicine. Multicenter Evaluation of Health Benefits and Weight Loss on the Medifast Weight Management Program.

The purpose of this study was to retrospectively evaluate the efficacy of a medically supervised, protein-supplemented modified fasting program (Medifast) for weight reduction and to evaluate the impact of weight reduction on coexisting health problems. The results of the study concluded that medically-supervised, protein-sparing modified fasts offer a safe and effective means of weight reduction and are accompanied by significant improvements in coexisting health problems. Of samples taken, males lost an average of 67 lbs and females lost an average of 47 lbs during fasting. The study found significant reductions in systolic and diastolic blood pressure, total cholesterol and triglycerides, as well as the normalizing of blood pressure and hypertensive patients.

Cheskin, MD, FACP, Mitchell, MS, Lewis, BA, Jhaveri, MD Yep, BS. Johns Hopkins University School of Bloomberg Public Health. Efficacy of 2 Diet Plans Designed for People with Type 2 Diabetes on Weight and Health Measures

The purpose of this study was to evaluate the efficacy of the standard ADA (American Diabetic Association) self-selected diet (SD) vs. a portion controlled diabetic food diet (PCD) in obese patients with NIDDM. The study also evaluated not only the metabolic effects in the long term, but also compliance and any consequent medication changes in patients of the two weight loss regimens. (16-34 weeks of active weight loss, 52 weeks of maintenance) The meal replacements (Medifast) used in this study are soy-based products (bars, shakes, soups) that are considerably lower in sugar than their non-diabetic counterparts and other popular diet products on the market.

The results discussion is as follows. Significantly greater results were achieved after the initial 34-weeks of weight loss by participants in the PCD group in pounds and percent weight loss, insulin level and hemoglobin A1c. The PCD group also saw significant improvements within group in BMI, systolic BP, diastolic BP, waist/hip measurements, cholesterol, HDL triglycerides, glucose and percent body fat. Dropout rates were less in the PCD in both weight loss and weight maintenance. During weight loss, participants in the PCD group significantly decreased their use of medications to treat Type 2 DM. Participants in the PCD group also self-reported higher ease of compliance with the diet compared to the SD group (64.2% vs. 56.0%).

Researchers recommended that a PCD be considered for type 2 diabetics desiring weight loss, but that periodic use of SD during weight maintenance will not adversely affect weight loss efforts. The research supports that using a portion-controlled diet will produce comparable if not better outcomes in type 2 diabetics attempting to control their weight.

This study was presented at American Diabetes Association’s 65th Annual Scientific Session in San Diego, CA, June 11, 2005. The information was peer reviewed and printed in ADA’s Diabetes Journal as a written published abstract. Dr. Cheskin, the principle investigator is currently pursuing publication in a leading medical journal.

National Institutes of Health: Impaired Capacity to Lose Visceral Adipose Tissue During Weight Reduction in Obese Postmenopausal Women With the Trp64Arg B3- Adrenoceptor Gene Variant

This study examined whether women on a weight loss program who are carriers of a genetic variant (Trp64Arg) lose less visceral fat than women who do not have this gene. Participants entered a medically supervised weight loss program aimed at reducing body weight to less than 120% of ideal value. Food was self selected with dietitian supervision, with or without the inclusion of the TakeShapeTM, a Medifast brand modified fasting supplement.

Results from the study showed that reductions in body weight, BMI, total fat mass and fat-free mass were not significantly different between carriers and non-carriers of the variant. Both groups experienced weight reduction of 31-36.1 pounds, which the study identified as a significant weight loss effect.

A RCT Comparing Balanced Energy Deficit Diets With or Without Meal Replacements for Weight Loss and Maintenance Among Children Dieting Alone or With a Parent. Lawrence J. Cheskin, Lisa M. Davis, Andrea Hanlon-Mitola, Amy Mitchell, Ami Jhaveri, Mary Yep, Vanessa Mitchell. Johns Hopkins Bloomberg School of Public Health, Center for Human Nutrition, Department of International Health, Baltimore, MD 21205

The 18-month study, (6-month weight loss phase, 12-month maintenance phase) examined a joint parent-child dieting approach, as opposed to an individually based approach, to improve weight loss outcomes. It compares diet using Medifast meal replacements to a non-supplemented Food Guide pyramid based diet. Comparative points include, overall weight loss, compliance, palatability, dietary quality and dietary satisfaction. The study also examines whether children who lose weight-using Medifast meal replacements as an adjunct to a Food Guide-pyramid based diet achieve health benefits compared to baseline values and are these health benefits greater than those obtained following the reference diet.

The results of this study will be released in 2007.

Effectiveness of Medifast Supplements Combined with Obesity Pharmacotherapy: A Clinical Program Evaluation. Principle Investigators: Drs. Walker S.C. Poston, C. Keith Haddock, Jennifer E. Taylor, John Foreyt.

The purpose of the study is to evaluate the long-term impact of Medifast meal-replacement supplements combined with appetite suppressant medication (ASM) among participants who received a minimum of 12-weeks of treatment.

Results of this study will be released in 2007 and presented at the American Society of Bariatric Physicians annual meeting in May 2007. This study has also been submitted to a major medical journal for publication.

COMPETITION

There are many different kinds of diet products and programs within the weight loss industry. These include a wide variety of commercial weight loss programs, pharmaceutical products, weight loss books, self-help diets, dietary supplements, appetite suppressants and meal replacement shakes and bars. Some of Medifast’s top competitors are Jenny Craig, Nutrisystems, LA Weight Loss, eDiets, Herbalife, and Weight Watchers.

The Company has proven it can compete in this competitive market because its products have been clinically tested and proven in clinical studies conducted by researchers from Johns Hopkins University and other major institutions and have been safely and effectively used by customers and recommended by physicians for over 25 years. Medifast has been on the cutting edge of product development with soy based nutritional and weight management products since 1980. These products are formulated with high-quality, low-calorie, low-fat ingredients that provide alternatives to fad diets or medicinal weight loss remedies.

The Company’s diverse multi-channel distribution strategy makes the Medifast brand available through multiple support channels, which target different customer needs. Medifast practitioners offer Medifast to patients through wholesale or an innovative home delivery model and some practitioners choose to prescribe appetite suppression diet drugs to patients in conjunction with a Medifast based diet. Medifast Direct via the website and call center serves customers with free online support and community tools and access to nutritionists and customer service representatives. The Take Shape for Life division offers the personal support of a health coach that is often a person who has achieved success on the Medifast program and has turned their success into a business opportunity generating incremental revenue for the company through relationship marketing. Medifast Weight Control Centers offer a medically supervised and structured model for customers who prefer more accountability and personalized counseling on the program. Medifast Weight Control Centers also offer appetite suppression medications to patients who qualify in addition to a Medifast program to obtain desired results. The Medifast program alone is a mild ketogenic diet that naturally suppresses appetite and eliminates hunger without other therapies for most people.

PRODUCTS

The Company offers a variety of weight and disease management products under the Medifast® brand and for select private label customers. The Medifast line includes Medifast® 55 Shakes, Medifast® 70 Shakes, Medifast® Plus for Appetite Suppression Shakes, Medifast® Plus for Women’s Health Shakes, Medifast® Plus for Diabetics Shakes, Medifast® Plus for Joint Health Shakes, Medifast® Plus for Coronary Health Shakes, Medifast® Bars, Medifast® Creamy Soups, Medifast® Chicken Noodle Soup, Medifast® Chicken & Wild Rice Soup, Medifast® Minestrone Soup, Medifast® Beef Vegetable Stew, Medifast® Home-style Chili, Medifast® Oatmeal, Medifast® Pudding, Medifast® Scrambled Eggs, Medifast® Hot Cocoa, Medifast® Cappuccino, Medifast® Chai Latte, Medifast® Iced Teas, Medifast® Fruit Drinks, Medifast® Soy Crisps, Medifast® Crackers and Medifast® Fast Soups.

Medifast nutritional products are formulated with high-quality, low-calorie, low-fat ingredients. Many Medifast products are soy based and contain 24 vitamins and minerals, as well as other nutrients essential for good health. The Company uses Solae® brand soy protein, which is a high-quality complete protein derived from soybeans.

Medifast brand awareness continues to expand through the Company’s marketing campaigns, product development, line extensions, and the Company’s emphasis on quality customer service, technical support and publications developed by the Company’s marketing staff. Medifast products have been proven to be effective for weight and disease management in clinical studies conducted by researchers from the U.S. government and Johns Hopkins University. The Company has continued to develop its sales and marketing operations with qualified management and innovative programs. The Company’s facility in Owings Mills, MD manufactures all powders and subcontracts the production of its Ready-to-Drink products and meal replacement bars.

NEW PRODUCTS

The Company expanded the Medifast product line in 2006 by introducing Medifast® Scrambled Eggs, Medifast® Vanilla Pudding, Medifast® Beef Vegetable Stew, and Medifast® Soy Crisps in Apple Cinnamon, Ranch and White Cheddar flavors. In addition to these great new additions, Medifast also reformulated all of its meal replacement bars to improve flavor and texture.

MARKETING

In 2006, the Company continued to build and leverage its core Medifast brand through multiple marketing strategies to its target audiences. Customer Acquisition strategies include advertising in print magazines, television commercials, and radio commercials. These mediums were used to target new customers by stressing Medifast's quick, easy and safe approach to weight management. The Company also developed comprehensive public relations campaigns throughout 2006 securing media coverage in national consumer and business media outlets including People Magazine, Forbes Magazine and CNBC. Also, direct mail campaigns and e-mail newsletters have been utilized to encourage and support existing customers.

Online advertising began in 2004 and included keyword search, banner ads, affiliate programs, and targeted direct email campaigns. The online advertising has been supported by Medifast's well designed, user-friendly website, which provides a wealth of information and customer support for easy ordering functionality. In 2006, the online community, meal planner and library, “My Medifast” was added as a free service to all customers. Also in 2006, the Company began sponsoring customer blogs on its website where customers can interact with other customers and ask questions before starting a Medifast program as well as to track their success on the Medifast program.

The Company launched a new and improved branding for its Take Shape for Life division in 2006 including revised logo, messaging, web design and support materials giving it a unique positioning as a division of Medifast focused on optimal health.

SALES

The Company’s Sales division handles three primary areas:

Physician and Clinic Sales— The sales team is responsible for prospecting larger medical accounts, clinics, hospitals, and HMOs. During 2006, the sales team attended a number of medical professional trade shows, which expanded Medifast's penetration of the clinical business segment.

Medifast Weight Control Centers- The brick and mortar clinics have Counselors that sell Medifast products and full service programs which include weekly one-on-one counseling sessions, medical monitoring and physician oversight.

Take Shape for Life— Provides a sales force of independent Health Advisors who support patients and their primary care physicians with a defined support program. Take Shape for Life is a support program that moves beyond the scope of weight loss to show customers how to achieve optimal health through the balance of body, mind, and finances.

MANUFACTURING

Jason Pharmaceuticals, Inc., the Company’s wholly owned manufacturing subsidiary, produces over 80% of the Medifast products in a state-of-the-art food and pharmaceutical-grade facility in Owings Mills, Maryland. Management purchased the plant in July 2002 for $3.4 million. The company has also invested in increasing production capacity with the purchase of two additional manufacturing lines and a larger capacity blender. The lines will significantly improve the company's production capability, while also improving its overall efficiencies.

The manufacturing facility has the capacity for significant increases to its production output with minimal capital expenditures. Adding additional shifts will enable the Company to produce enough products to generate over $250 million in sales.

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

GOVERNMENTAL REGULATION HISTORY

The formulation, processing, packaging, labeling and advertising of the Company's products are subject to regulation by several federal agencies, but principally by the Food and Drug Administration (the "FDA"). The Company must comply with the standards, labeling and packaging requirements imposed by the FDA for the marketing and sale of foods and nutritional supplements. Applicable regulations prevent the Company from representing in its literature and labeling that its products produce or create medicinal effects or possess drug-related characteristics. The FDA could, in certain circumstances, require the reformulation of certain products to meet new standards, require the recall or discontinuation of certain products not capable of reformulation, or require additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation. If the FDA believes the products are unapproved drugs or food additives, the FDA may initiate similar enforcement proceedings. Any or all such requirements could adversely affect the Company's operations and its financial condition.

To the extent that sales of foods and nutritional supplements may constitute improper trade practices or endanger the safety of consumers, the operations of the Company may also be subject to the regulations and enforcement powers of the Federal Trade Commission ("FTC"), and the Consumer Product Safety Commission. The Company's activities are also regulated by various agencies of the states and localities in which the Company's products are sold. The Company's products are manufactured and packaged in accordance with customers’ specifications and sold under their private labels both domestically and in foreign countries through independent distribution channels.

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

EMPLOYEES

As of December 31, 2006, the Company employed 265 full-time and contracted employees, of whom 84 were engaged in manufacturing, warehouse management, and shipping, and 180 in marketing, administrative, call center and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company.

INFORMATION SYSTEMS INFRASTRUCTURE

In November of 2005, the Company began an IT project to implement an Enterprise Resource Planning (ERP) solution to upgrade our technology infrastructure and improve manufacturing and business processes. The new IT infrastructure will enable the Company to handle additional business growth and improve the efficiencies across the business platform. The new ERP system went live in December of 2006 without incident.

AVAILABLE INFORMATION

All periodic and current reports, registration statements, code of conduct, code of ethics and other material that the Company is required to file with the Securities and Exchange Commission (“SEC”), including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act Reports”). These materials are available free of charge through the Company’s investor relations page at www.medifastdiet.com . Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. The Company’s Internet web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position

Bradley T. MacDonald	59	Chief Executive Officer and Chairman of the Board of Directors

Michael S. McDevitt	28	President and Chief Financial Officer

Leo Williams	59	Executive Vice President

Margaret MacDonald	29	Senior Vice President of Operations

Brendan N. Connors	29	Vice President of Finance

Bradley T. MacDonald

Mr. MacDonald became Chairman of the Board and Chief Executive Officer of Medifast, Inc. on January 28, 1998. Mr. MacDonald was previously employed by the Company as its Chief Executive Officer from September 1996 to August 1997. In 2006, Mr. MacDonald was named “Entrepreneur of the Year” in consumer products for the State of Maryland. Prior to joining the Company, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. From 1991 through 1994, Colonel MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food, Hospitality and Recreation Businesses for the United States Marine Corps. Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonneau Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of MacDonald and Associates, which had major financial interests in a retail drug, consumer candy, and pilot sunglass companies. Mr. MacDonald was national president of the Marine Corps Reserve Officers Association and retired from the United States Marine Corps Reserve as a Colonel in 1997, after 27 years of service. He has been appointed to the Defense Advisory Board for Employer Support of the Guard and Reserve (ESGR). Mr. MacDonald serves on the Board of Directors of the Wireless Accessories Group (OTCBB: WIRX). He is also on the Board of Directors of the Marine Corps Reserve Toys for Tots Foundation and is a Foundation Trustee of the Marine Reserve Association.

Michael S. McDevitt

Mr. McDevitt joined Medifast in 2002 as the Controller and was promoted to Vice President of Finance in January 2004. In March 2005, he was promoted to President and in January of 2006 was also named Chief Financial Officer. Prior to joining Medifast, Mr. McDevitt worked as a Financial Analyst for the Blackstone Group, an investment advisory firm based in New York, NY.

Leo Williams

Mr. Williams became Executive Vice President of Medifast, Inc. in January of 2004. Prior to joining Medifast, he was a Future Vehicles Marketing Plans Director for Ford Division sport utility vehicles and pickup trucks. A retired Marine Corps Reserve major general, he was ordered to active duty from October 2002 to September 2003 to serve as Deputy Director of the Marine Corps Combat Development Command. Mr. Williams is a Board of Director of the Marine Corps Reserve Toys for Tots Foundation and the Direct Selling Association.

Margaret MacDonald, MBA

Ms. MacDonald joined Medifast in 2000 as the Director of Sales and Administration. In 2002 she was promoted to VP of Operations and in 2004 promoted to Senior VP of Operations. In May of 2006, Ms. MacDonald received an Executive MBA from Loyola University. Prior to joining Medifast, Ms. MacDonald was a legal assistant at Carrington, Coleman, Sloman, and Blumenthal in Dallas, TX.

Brendan N. Connors, CPA

Mr. Connors joined Medifast as the Vice President of Finance in April of 2005. Prior to joining Medifast, Mr. Connors worked as a Senior Accountant at Wolf & Company P.C., a certified public accounting and consulting firm in Boston, MA.

ITEM 1A. RISK FACTORS

The following risk factors should be considered when reading this Annual Report on Form 10-K. If any of the events described below occurs, the Company’s financial condition and operating results could be adversely affected.

Much of our growth and future profitability depends on the effectiveness of our advertising spend in the Direct to consumer channel.

Our marketing expenditures may not result in increased revenue or generate sufficient awareness of the program or the brand to the consumer. We may not be able to manage our advertising spend in a cost effective manner thereby increasing the cost to acquire a new customer to an elevated level that will decrease profits.

We may be subject to health related claims from our customers

A customer that suffers health problems may allege that the Medifast program contributed to the ailment. The Company is not currently the subject of any such claims, however, we would defend ourselves vigorously against such accusations. Regardless of the ultimate outcome, defending against such claims would be costly and could adversely affect our results of operations.

A competitor or new entrant into the market may develop a product and program similar to ours

Many of our competitors are significantly larger than us and have more financial resources to develop new products and programs. Our business could be affected if one of our competitors or a new entrant to the market develops similar products and programs through similar marketing channels. This could result in lower sales as well as pricing competition which could adversely affect the Company’s results from operations.

New fad diets or pharmaceutical solutions could put us at a competitive disadvantage

The weight loss industry is subject to fad diets. The Atkins craze hit the U.S. a few years ago and had an impact on many weigh loss companies. Another fad diet could sweep the nation and have an adverse affect on our results of operations. In addition, pharmaceutical companies are constantly trying to develop safe, effective, drugs that lead to weight loss. If successful, many dieters could perceive this to be easier than the Medifast program and this would put us at a competitive disadvantage.

The business may grow too quickly for the current infrastructure to handle

If our advertising is extremely successful and our Take Shape for Life relationship marketing division sees a large uptick in recruitment we may be unable to handle the growth from an operational perspective. Increasing demands on our infrastructure could cause long hold times in the call center as well as delays on our website. In addition, there could be delays in order processing. packaging and shipping. We could run out of a majority of our inventory if growth exceeded our production capacity. If these difficulties are encountered in a period of hyper-growth then our operating results could suffer.

Our stock price may experience volatility due to fluctuations in our operating results

Our stock price is subject to fluctuations in response to our operating results, a competitor’s operating results, or our ability to meet stock analysts forecasts and our yearly revenue and EPS guidance. In addition, general trends in the weight-loss industry as a whole can have an affect on our stock price. These factors may have an adverse affect on the market price of our stock and cause it to fluctuate significantly.

We may be subject to claims that our employees are unqualified to provide weight loss counseling

Our Medifast Weight Control center division provides medical assessments and counseling to our customers. We may be subject to claims that our employees lack the proper training and qualifications to provide proper advice regarding weight loss. We could be subject to claims if an employee in one of our clinics gives inappropriate weight loss advice that results in health problems. Such claims could result in damage to our reputation and could have an affect on our operating results.

Negative publicity in the weight loss industry could adversely affect our business

If the press were to come out with negative media about low-calorie diets, meal replacements, or soy protein this could harm our business. Even if not directed at Medifast, this perception could be instilled in our target market and cause harm to our operating results.

Our results of operations may decline as a result of a downturn in general economic conditions or consumer confidence

Our results of operations are highly dependent on product sales and program fees. A downturn in general economic conditions or consumer confidence and spending in any of our major markets could result in people curtailing their discretionary spending, which, in turn, could lead to a decrease in product sales in our Medifast Direct and Take Shape for Life divisions and a decrease in product and program fees at our Medifast Weight Control Centers and Internet product subscriptions. Any such reduction would adversely affect our results of operations.

Our Business is subject to regulatory and legislative restrictions

A number of laws and regulations govern our advertising. The FTC and certain states regulate advertising, disclosures to consumers, privacy, consumer pricing or billing arrangements, and other consumer matters.

Future legislation or regulations, including legislation or regulations affecting our marketing and advertising practices, relations with consumers or our food and weight management products and services, may have an adverse impact on us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns a 49,000 square-foot facility in Owings Mills, Maryland, which contains its Corporate Headquarters and manufacturing plant. In 2003, the Company purchased a state-of-the-art 119,000 square-foot distribution facility in Ridgely, Maryland. The facility gives the Company the ability to distribute over $250 million of Medifast product sales per year. In 2004, the Company purchased a 3,000 square foot conference and training facility in Ocean City, Maryland. The facility will be used to conduct corporate training meetings, Board of Director Meetings and employee morale and wellness programs. The Company has 11 leases for its corporately owned Medifast Weight Control clinics throughout Florida and Texas. The leases range in terms from one to five years.

ITEM 3. LEGAL PROCEEDINGS.

There were no material pending legal matters as of December 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The Company's Common Stock has been quoted under the symbol MED since December 20, 2002. The old symbol, MDFT, had been traded since February 5, 2001. The common stock is traded on the New York Stock Exchange. The following is a list of the low and high closing prices by fiscal quarters for 2006 and 2005:

	2006
	Low	High
Quarter ended March 31, 2006	5.40	9.23
Quarter ended June 30, 2006	8.75	20.90
Quarter ended September 30, 2006	8.21	19.49
Quarter ended December 31, 2006	8.41	14.52

	2005
	Low	High
Quarter ended March 31, 2005	2.67	3.62
Quarter ended June 30, 2005	2.82	3.30
Quarter ended September 30, 2005	3.01	7.08
Quarter ended December 31, 2005	3.83	5.70

(b) The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

(c) There were approximately 209 record holders of the Company's Common Stock as of March 14, 2007. This number does not include beneficial owners of our securities held in the name of nominees. The Company had no preferred holders of the Company’s stock as of December 31, 2006.

(d) No dividends on common stock were declared by the Company during 2006 or 2005.

ITEM 6. SELECTED FINANCIAL DATA

The selected condensed consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Annual Report on Form  10-K, and the consolidated financial statements and notes thereto of the company included in Part II Item 8 of this Annual Report on Form  10-K. The historical results provided below are not necessarily indicative of future results.

	2006	2005	2004	2003	2002

Revenue	74,086,000	40,129,000	27,340,000	25,379,000	12,345,000
Operating income	8,112,000	4,074,000	3,004,000	3,598,000	1,752,000
Income from continuing operations	7,338,000	3,930,000	2,906,000	3,558,000	1,698,000

EPS - basic	0.40	0.20	0.16	0.25	0.36
EPS - diluted	0.38	0.19	0.14	0.22	0.30

Total assets	36,927,000	30,545,000	25,968,000	24,230,000	9,888,000
current portion of long-term debt and revolving credit facilities	1,804,000	1,194,000	827,000	819,000	395,000
Total long-term debt	3,509,000	3,977,000	4,256,000	4,564,000	2,701,000

Weighted average shares outstanding
Basic	12,699,066	12,258,734	10,832,360	9,305,731	6,722,505
Diluted	13,482,894	12,780,959	12,413,424	10,952,367	8,737,292

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

2006 COMPARISON WITH 2005

OPERATING

Revenue: Revenue increased to $74.1 million in 2006 as compared to $40.1 million in 2005, an increase of $34 million or 85%. The direct marketing sales channel accounted for 60% of total revenue, Take Shape for Life 30%, doctors 5%, and clinics 5%. The direct marketing sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 142% year-over year. Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by 46% year-over-year.

The growth in revenue is primarily the result of an increased advertising campaign in 2006, which fueled growth across the Company’s multiple distribution channels. The Company has expanded into additional print media and national cable and network TV spots. The Company also continues to expand its presence on the web through multiple marketing initiatives. Additionally, the Take Shape for Life network continues to grow as the sales network expands into additional states and increased penetration in existing states. The Company continues to create new marketing tools and training materials for health advisors to help increase the recruitment of both active Health Advisors as well as the lifetime value of their customers.

Due to the significant growth in the first half of 2006, Medifast, Inc. began exploring third party over-sourcing capabilities in the call center. The Company began using an outsourced call center for overflow call volume in late April. The outsourced call center allowed the company to prepare in the fourth quarter of 2006 for anticipated sales growth in the first quarter of 2007 so that a shortage of call center representatives would not be experienced as it was in the first quarter of 2006. The Company is currently exploring bringing all call center functions in-house. Capital expenditure for a new phone system would be necessary, however, the return on investment would be under a year. The Company has also invested in increasing production capacity with the purchase of two additional manufacturing lines and a larger capacity blender. The lines will significantly improve the Company's production capability, while also improving its overall efficiencies.

In addition, the Company implemented a new Enterprise Resource Planning (ERP) system in December of 2006. The system adds critical functions and controls necessary for Sarbanes Oxley compliance and significantly increases the Company’s ability to track and forecast inventory. The system provides enhanced reporting on all business units and enables the Company to handle significantly increased sales volume. The Company believes that these capabilities will provide the Company with the scalability necessary to seamlessly handle increased demands as the business continues to grow. The Company is exploring the ownership of its call center, which would require a new phone system. The Company expects that this would be the last large capital expense expected. The Company now has the manufacturing, distribution, and IT capability to handle approximately $250 - $300 million in sales volume

Costs and Expenses: Cost of revenue increased $8.1 million to $18.2 million in 2006 from $10.2 million in 2005. As a percentage of sales, gross margin increased to 75.4% in 2006 as compared to 74.7% in 2005. The slight increase in gross margin is primarily due to decreased raw material costs as a result of increased volume discounts. The new machines are expected to add to efficiency in the future.

Advertising expense in 2006 was approximately $14.3 million as compared to approximately $3.8 million in 2005, an increase of $10.5 million. The increased marketing was spent primarily for TV advertising, print, and web media. The Company continues to test, analyze and adapt the advertising message and placements on TV, print and web media to achieve the lowest cost to acquire new customers. This testing will allow the company to spend our advertising dollars most effectively as we plan on increasing our advertising budget for the year of 2007. The branding effect of advertising has proven to have impact in all channels of the business driving customers to the web and call center, leads to Take Shape for Life health advisors, patients to local Medifast practitioners and significant walk-ins to Medifast Weight Control Center clinics.

Other Income/Expense: Stock compensation expense in 2006 was $533,000 as compared to $0 in 2005. This expense represents the vesting of share-based compensation to key executives over five and six-year terms as well as FASB 123R expense for the vesting of options. In 2006, expense relating to FASB 123R amounted to $40,000. The Company has reviewed unvested options and concluded that the effects of FASB 123R are immaterial.

On January 17, 2006 the assets of Consumer Choice Systems, a division of Medifast, Inc., were sold to a former Board member. The promissory note calls for monthly principal only payments over a 10-year term. Therefore, when imputing an interest rate on the loan, a $323,000 loss had to be realized due to the difference in the present value of the note receivable compared to the amount realizable over 10-years. This is a one-time loss that will not affect any future periods. The loss is recouped monthly in interest income over a period of 120 months or upon payment of the note in its entirety.

Income taxes: In the third quarter of 2006, the Company had a $1 million federal tax refund receivable. A portion of this refund was factored into the Company’s income tax provision, which lowered the estimated tax rate for 2006.  In 2006, the Company recorded $2.3 million in income tax expense, which represents an annual effective rate of 31%. In 2005, we recorded income tax expense of $1.2 million, which reflected an estimated annual effective tax rate of 30.1%. The Company anticipates a tax rate of approximately 36-39% in 2007.

Net income: Net income increased to $5.1 million in 2006 as compared to $2.4 million in 2005, which reflected an increase of 108% or $2.6 million. The increase in net income is due to an increase in sales offset by increased selling, general, and administrative expenses, that primarily consist of increased advertising, commissions paid to Take Shape for Life health advisors, outsourced call center reps, and new employees.

LIQUIDITY AND CAPITAL RESOURCES

The Company had stockholders’ equity of $28,114,000 and working capital of $9,612,000 on December 31, 2006 compared with $22,021,000 and $9,996,000 at December 31, 2005, respectively. The $6.1 million net increase in stockholder’s equity reflects the increased profitability of the Company. The Company’s cash and cash equivalents position decreased from $1.5 million at December 31, 2005 to $1.1 at December 31, 2006. The decrease is due to increased cash outlays for infrastructure to include the new ERP system and new production lines and blender, as well as inventory build-up for the first quarter of 2007. In addition, prepaid advertisements for January and payments to our third party call center were uses of cash. On December 31, 2006 the Company’s current ratio was 3 to 1.

In October 2006, Medifast, Inc.’s wholly owned subsidiary Jason Pharmaceuticals, Inc. renewed its $5,000,000 Secured Line of Credit from Mercantile Safe-Deposit and Trust of Baltimore, Maryland. The line of credit is at LIBOR plus 1.3 percent. The increased line may be used to finance equipment, advertising, inventory, and receivables of Medifast, Inc. The Company currently has no off-balance sheet arrangements.

In the year ended December 31, 2006, the Company generated cash flow of $5,845,000 from operations, primarily attributable to higher operating income. This was offset by net changes in operating assets and liabilities that decreased cash flow by $3,650,000. The largest use of cash was for the purchase of inventory. We increased inventory in the fourth quarter in order to meet anticipated demand in the first quarter of 2007. This was offset by an increase in accounts payable and a reduction in our accounts receivable and prepaid balances.

In the year ended December 31, 2006, net cash used in investing activities was $6,747,000, which primarily consisted of the purchase of intangible assets and purchases of property and equipment. In 2006, the Company built a large amount of infrastructure. This included a new Enterprise Resource Planning system, two new state of the art manufacturing lines, larger capacity blender and improvements at our distribution facility as well as the build out of our new Medifast Weight Control Centers.

In the year ended December 31, 2006, financing activities generated $503,000 in cash flow, representing principal repayments of long-term debt, and the purchase of 25,000 shares of treasury stock. This was offset by an increase in the line of credit and issuances of warrants and options exercised with cash.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and cash flow from financing activities.

There are no current plans or discussions in process relating to any material acquisition that is probable in the foreseeable future.

2005 COMPARISON WITH 2004

OPERATING

Revenue: Consolidated net sales for 2005 were $40,129,000 as compared to 2004 sales of $27,340,000, an increase of $12,789,000, or 47%. A major reason for the revenue increase for the Company is attributed to the continued success of direct sales to consumers as well as the expansion of the Take Shape for Life division. The increase in direct sales was attributed to an expanded direct marketing campaign via print, mail, web and television to drive customers to the call center and website. Through the effectiveness of our online ads and improved web branding a higher percentage of customers ordered on the Company’s website in 2005. In addition, the Company expanded it remarketing campaign to drive new customers to the call center and website. The Take Shape for Life division added a Take Shape for Life replicating website option for Health Advisors, an Internet distribution program for their customers, and provided health advisors with additional sponsoring tools to make training and recruiting easier. These have proven to be effective at generating revenues and recruiting Health Advisors into the Take Shape for Life Network. The increased training and recruitment initiatives in 2005 have resulted in the expansion of the sales network into additional locations as well as growth in current locations.

Costs and Expenses: Cost of sales increased from 6,746,000 in 2004 to $10,161,000 in 2005, an increase of $3,415,000. As a percentage of sales, cost of goods sold increased slightly due to increased fuel charges charged by the major shipping companies. Gross margin was 75% at December 31, 2005 and 2004.

Selling, general and administrative (SG&A) expenses of $25,894,000 for 2005 were $8,304,000 more than the $17,590,000 in 2004, due to increased costs associated with the increased scale of the business. The Company increased its advertising expense to include additional print and web advertising as well as strategic testing of television advertising. In 2005, the Company experienced income from operations of $4,074,000. This compares with income from operations of $3,004,000 in 2004, an increase of 36%. The increase in income is primarily due to higher gross profit from increased revenue offset by higher general and administrative expenses.

Income Taxes: In 2005, the Company realized a tax expense of $1,203,000, as compared to a tax expense of $1,159,000 in 2004. The slight increase in tax expense despite the increase in sales is due to timing differences between book and tax purposes for intangible assets, and other temporary and permanent differences. Interest expense increased to $317,000 in 2005, as compared to $245,000 in 2004. This increase was due to a full year of interest expense paid on a new loan acquired in 2004.

Net Income: The Company reported net income of $2,436,000, or $0.20 per basic share ($0.19 per diluted share), versus $1,729,000 or $0.16 per basic share ($0.14 per diluted share), with a dilution increase of 368,000 shares. Earnings per share were effected by the interest associated with the conversion of the Series “B” preferred stock. This conversion included a $260,000 stock dividend on Series “B” preferred stock and a $19,000 stock dividend on Series “C” preferred stock. As of December 31, 2005 all Series “B” and Series “C” preferred stock have been converted to common stock and included in the weighed average diluted shares. There will be no additional stock dividend payments.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Company had net working capital of $9,996,000, an increase of $2,531,000 from the $7,465,000 net working capital balance at December 31, 2004. Cash and investment securities at December 31, 2005 were $4,184,000. In November 2005, Medifast, Inc.’s wholly owned subsidiary Jason Pharmaceuticals, Inc. renewed its $5,000,000 Secured Line of Credit from Mercantile Safe-Deposit and Trust of Baltimore, Maryland. The line of credit is at LIBOR plus 1.3 percent. The increased line may be used to finance equipment, inventory, and receivables of Medifast, Inc. The Company currently has no off-balance sheet arrangements.

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

In the year ended December 31, 2005, net cash used in financing activities was $309,000, representing the principal repayments of long-term debt and purchase of treasury stock offset by an increase in the line of credit. Medifast, Inc. purchased 110,000 shares of its common stock from October 6, 2005 through October 17, 2005 at an average price of $4.03 per share, aggregating $452,000.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and cash flow from financing activities.

There are no current plans or discussions in process relating to any material acquisition that is probable in the foreseeable future.

SEASONALITY

The Company's weight management products and programs have historically been subject to seasonality. Traditionally the holiday season in November/December of each year is considered poor for diet control products and services. January and February generally show increases in sales, as these months are considered the commencement of the “diet season.” The Company did not experience the same degree of seasonality in 2006. This is largely due to the increase in the consumer’s awareness of the overall health and nutritional benefits accompanied with the use of the Company’s product line. As consumers continue to increase their association of nutritional weight loss programs with overall health, seasonality will continue to decrease.

INFLATION

To date, inflation has not had a material effect on the Company's business.

ITEM 8. FINANCIAL STATEMENTS.

The information required by this item is set forth on pages 22 through 43 hereto and incorporated by reference herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ending December 31, 2006.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon the evaluation of the Company’s disclosure controls and procedures by the Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, as of December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There are inherent limitations in the effectiveness of any internal controls over financial reporting, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Bagell, Josephs, Levine & Company, LLC, independent registered public accounting firm, as stated in their report which is included below.

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Medifast, Inc. and subsidiaries
Owing Mills, Maryland

We have audited management's assessment, included in Management’s Annual Report on Internal Control over Financial Reporting, that Medifast Inc. and subsidiaries maintained effective control over financial reporting as of December 31 2006, based on "criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria)." Medifast Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Medifast, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Medifast Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Medifast Inc. and subsidiaries as of December 31, 2006 and the consolidated results of their operations and their consolidated cash flow for the year then ended and our report dated March 15, 2007 expressed an unqualified opinion thereon.

Bagell, Josephs, Levine & Co.
Gibbsboro, New Jersey
March 15, 2007

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Medifast’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

The required information as to executive officers is set forth in Part I hereof and is incorporated herein by reference.

The Company has adopted a code of business conduct and ethics applicable to the Company’s directors, officers, and employees, knows as the Code of Business Conduct. The Code of Business Conduct is available on the Company’s website. In the event that we amend or waive any of the provision of the Code of Business Conduct applicable to one of our principal officers that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on the Company’s website at www.medifastdiet.com .

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to Medifast’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to Medifast’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Medifast’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Medifast’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

PART IV

ITEM 15. EXHIBITS AND FINACIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

See Index to the Consolidated Financial Statements on page 21 of this Annual Report

2. Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3. Exhibits

Reference is made to the Exhibit Index on page 41 of this Annual Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.

MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Medifast, Inc.

We have audited the accompanying consolidated balance sheets of Medifast, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medifast, Inc. at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medifast, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion theron.

Bagell, Josephs, Levine & Company, LLC

Gibbsboro, New Jersey
March 15, 2007

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$1,085,000	$1,484,000
Accounts receivable-net of allowance for doubtful accounts	448,000	985,000
of $100,000
Inventory	8,255,000	5,475,000
Investment securities	1,540,000	2,700,000
Deferred compensation	673,000	525,000
Prepaid expenses and other current assets	2,599,000	3,273,000
Note receivable - current	174,000
Current portion of deferred tax asset	90,000	-
Total current assets	14,864,000	14,442,000

Property, plant and equipment - net	14,020,000	9,535,000
Trademarks and intangibles - net	6,274,000	6,508,000
Deferred tax asset, net of current portion	367,000	-
Note receivable, net of current assets	1,355,000	-
Other assets	47,000	60,000

TOTAL ASSETS	$36,927,000	$30,545,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,913,000	$2,263,000
Income taxes payable	535,000	899,000
Dividends payable	-	-
Line of credit	1,256,000	633,000
Current maturities of long-term debt	548,000	561,000
Deferred tax liability - current		90,000
Total current liabilities	5,252,000	4,446,000

Other liabilities and deferred credits
Long-term debt, net of current portion	3,509,000	3,977,000
Deferred tax liability - non-current	-	101,000
Total liabilities	8,761,000	8,524,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized;
13,631,898 and 12,782,791 shares issued and outstanding	14,000	13,000
Additional paid-in capital	26,629,000	21,759,000
Accumulated other comprehensive income	334,000	282,000
Retained earnings	6,231,000	1,149,000
	33,208,000	23,203,000
Less: cost of 249,184 and 210,902 shares of common stock in treasury	(1,686,000)	(1,075,000)
Less: Unearned compensation	(3,356,000)	(107,000)
Total stockholders' equity	28,166,000	22,021,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,927,000	$30,545,000

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004

Revenue	$74,086,000	$40,129,000	$27,340,000
Cost of sales	(18,237,000)	(10,161,000)	(6,746,000)
Gross profit	55,849,000	29,968,000	20,594,000

Selling, general, and administration	(47,737,000)	(25,894,000)	(17,590,000)

Income from operations	8,112,000	4,074,000	3,004,000

Other income (expense):
Interest expense	(369,000)	(317,000)	(245,000)
Interest income	175,000	158,000	154,000
Stock compensation exp	(533,000)
Loss on sale of CCS	(323,000)
Other income (expense)	276,000	15,000	(7,000)
	(774,000)	(144,000)	(98,000)

Income before provision for income taxes	7,338,000	3,930,000	2,906,000
Provision for income taxes	(2,256,000)	(1,203,000)	(1,159,000)

Net income	5,082,000	2,727,000	1,747,000

Less: Preferred stock dividend requirement	-	(291,000)	(18,000)

Net income attributable to common shareholders	$5,082,000	$2,436,000	$1,729,000

Basic earnings per share	$0.40	$0.20	$0.16
Diluted earnings per share	$0.38	$0.19	$0.14

Weighted average shares outstanding -
Basic	12,699,066	12,258,734	10,832,360
Diluted	13,482,894	12,780,959	12,413,424

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2006, 2005, and 2004

	Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Stated Value Amount	Number of Shares	Stated Value Amount	Number of Shares	Par Value $0.001 Amount	Additional Paid-In Capital	Retained Earnings (deficit)
Balance, December 31, 2003	403,734	404,000	267,000	267,000	10,482,609	10,000	20,120,000	(3,016,000)
Preferred converted to Common Stock	(103,120)	(103,000)	(67,000)	(67,000)	340,240		170,000
Options exercised to Common Stock					47,221	1,000	34,000
Warrants Converted to Common Stock					46,700		125,000
Conversion of debt to equity					55,400		28,000
Conversion of debt to equity out of Treasury							114,000
Common stock issued to Consultants					15,500		93,000
Shares issued out of Treasury							(135,000)
Common Stock issued for Series “C” dividend					13,400		7,000	(7,000)
Dividend paid in stock								(11,000)
Net Income								1,747,000
Balance, December 31, 2004	300,614	301,000	200,000	200,000	11,001,070	11,000	20,556,000	(1,287,000)

Preferred converted to Common Stock	(300,614)	(301,000)	(200,000)	(200,000)	1,001,228	1,100	500,000
Warrants Converted to Common Stock					2,000	-	2,000
Options excercised to common stock					138,335	100	190,000
Common Stock issued for Series “C” dividend					38,000	-	19,000	(19,000)
Dividend paid in stock								(11,000)
Common stock issued for Series “B” dividend					521,158	600	260,000	(261,000)
Common stock issued to Employees					81,000	100	271,000
Treasury shares issued to employees						100	(39,000)
Shares issued to officer with two year vesting period
Vesting of unearned compensation
Treasury shares repurchased
Net income								2,727,000
Balance, December 31, 2005	0	$0	0	$0	12,782,791	$13,000	$21,759,000	$1,149,000

Warrants converted to common stock					142,810	200	762,000
Common stock issued to Directors					10,750	100	69,000
Common stock issued to consultants					2,500	100	17,000
Dividend paid in stock
Options excercised to common stock					128,047	100	240,000
Options granted to CEO							383,000
FASB 123R vesting							41,000
Shares issued to executives with 5 & 6 year vesting period					565,000	600	3,374,000
Treasury shares issued to employees						(100)	(16,000)
Net income								5,082,000
Balance, December 31, 2006	0	$0	0	$0	13,631,898	$14,000	$26,629,000	$6,231,000

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
(LOSS) - (CONTINUED)

Years Ended December 31, 2006, 2005, and 2004

Consolidated Statement of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)
Years Ended December 31, 2006, 2005, 2004

	Common Stock
	Accumulated other comprehensive income (loss )	Total	Treasury Stock	Unearned Compensation
Balance, December 31, 2003	(25,000)	17,760,000	(683,000)	-
Preferred converted to Common Stock
Options exercised to Common Stock		35,000	(31,000)
Warrants Converted to Common Stock		125,000	(123,000)
Conversion of debt to equity		28,000
Conversion of debt to equity out of Treasury		114,000	166,000
Common stock issued to Consultants		93,000	135,000
Shares issued out of Treasury		(135,000)	135,000
Common Stock issued for Series “C” dividend
Dividend paid in stock		(11,000)
Net Income	(14,000)	1,733,000
Balance, December 31, 2004	(39,000)	19,742,000	(536,000)	-
Preferred converted to Common Stock			(124,000)
Warrants Converted to Common Stock		2,000
Options excercised to common stock		190,000
Common Stock issued for Series “C” dividend
Dividend paid in stock		(11,000)
Common stock issued for Series “B” dividend
Common stock issued to Employees		271,000
Treasury shares issued to employees		(39,000)	38,000
Shares issued to officer with two year vesting period				(122,000)
Vesting of unearned compensation				15,000
Treasury shares repurchased			(453,000)
Net income	321,000	3,048,000
Balance, December 31, 2005	$282,000	$23,203,000	($1,075,000)	($107,000)
Warrants converted to common stock		763,000	(137,000)
Common stock issued to Directors		69,000
Common stock issued to consultants		17,000
Dividend paid in stock
Options excercised to common stock		241,000	(490,000)
Options granted to CEO		383,000		(383,000)
FASB 123R vesting		41,000
Shares issued to executives with 5 & 6 year vesting period		3,374,000		(3,374,000)
Vesting of unearned compensation				508,000
Treasury shares issued to employees		(16,000)	16,000
Net income	52,000	5,133,000
Balance, December 31, 2006	$334,000	$33,208,000	($1,686,000)	($3,356,000)

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
Years Ended December 31,

	2006	2005	2004
Cash flows from Operating Activities:
Net income	$5,082,000	$2,727,000	$1,747,000
Adjustments to reconcile net income to net cash provided by operating activities from operations:
Depreciation and amortization	2,396,000	1,741,000	1,210,000
Realized (gain) loss on investment securities	(79,000)	10,000	19,000
Loss on sale of Consumer Choice Systems	323,000	-	-
Common stock issued for services	86,000	150,000	93,000
Vesting of unearned compensation	509,000	15,000	-
Stock options vested during year	40,000	-	-
Excess tax benefits from share-based payment arrangements	16,000	-	-
Net change in other accumulated comprehensive income (loss)	52,000	321,000	(14,000)
Provision for bad debts	-	13,000	-
Deferred income taxes	(648,000)	301,000	486,000
Changes in Assets and Liabilities:
Decrease (increase) in accounts receivable	379,000	65,000	(422,000)
(Increase) in inventory	(3,138,000)	(1,225,000)	(1,263,000)
(Increase) decrease in prepaid expenses and other current assets	675,000	(2,194,000)	(143,000)
(Increase) in deferred compensation	(148,000)	(204,000)	-
Decrease (increase) in other assets	13,000	10,000	(25,000)
Increase (decrease) in accounts payable and accrued expenses	651,000	1,323,000	(460,000)
Increase (decrease) in income taxes payable	(364,000)	160,000	674,000
Net cash provided by operating activities	5,845,000	3,213,000	1,902,000
Cash Flows from Investing Activities:
Sale (purchase) of investment securities, net	1,237,000	(84,000)	1,338,000
Purchase of building	-	-	(566,000)
Purchase of property and equipment	(5,557,000)	(1,672,000)	(1,490,000)
Purchase of intangible assets	(2,427,000)	(276,000)	(2,792,000)
Net cash (used in) investing activities	(6,747,000)	(2,032,000)	(3,510,000)
Cash Flows from Financing Activities:
Issuance of common stock, options and warrants	795,000	66,000	7,000
Increase in line of credit, net	623,000	561,000	314,000
Excess tax benefits from share-based payment arrangements	(14,000)	-	-
Purchase of treasury stock	(420,000)	(452,000)	-
Proceeds from long-term debt	-	-	475,000
Principal repayments of long-term debt	(481,000)	(473,000)	(1,089,000)
Dividends paid on preferred stock	-	(11,000)	(11,000)
Net cash provided by (used in) financing activities	503,000	(309,000)	(304,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(399,000)	872,000	(1,912,000)
Cash and cash equivalents - beginning of the year	1,484,000	612,000	2,524,000
Cash and cash equivalents - end of year	$1,085,000	$1,484,000	$612,000
Supplemental disclosure of cash flow information:
Interest paid	$369,000	$317,000	$245,000
Income taxes	$3,403,000	$1,983,000	$-
Supplemental disclosure of non cash activity:
Common stock issued to executives over 6-year vesting period	$3,373,000	$-	$-
Common shares issued for options and warrants	$591,000	$-	$-
Options vested during period	$40,000	$-	$-
Conversion of preferred stock B and C to common stock	$-	$501,000	$170,000
Common stock for services	$86,000	$150,000	$93,000
Conversion of debt to equity	$-	$-	$307,000
Preferred B and C Stock Dividends	$-	$287,000	$7,000
Line of credit converted to long-term debt	$-	$369,000	$-
Common stock issued for compensation to be earned upon vesting	$-	$122,000	$-

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

	Years Ended December 31,
	2006	2005	2004
Supplemental disclosure of non cash activity:
Sale of Consumer Choice Systems
Inventory	$358,000	$-	$-
Accounts Receivable	131,000	-	-
Intangible assets, net	1,337,000	-	-
Note receivable	(1,503,000)	-	-
Loss on sale of Consumer Choice Systems	(323,000)	-	-
	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Medifast, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005, 2004

1. BACKGROUND

Nature of the Business

Medifast, Inc. (the "Company", or "Medifast") is a Delaware corporation, incorporated in 1980. The Company’s operations are primarily conducted through five of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc. ("Jason"), Take Shape for Life, Inc. (“TSFL”), Jason Enterprises, Inc., Jason Properties, LLC and Seven Crondall, LLC. The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products. Medifast, Inc.’s product lines include weight and disease management, and meal replacement products manufactured in a modern, FDA approved facility in Owings Mills, Maryland.

The Company is engaged in the manufacturing and distribution of Medifast® and Hi-Energy® branded and private label weight and disease management products. These products are sold through various channels of distribution, to include web, call center, independent health advisors, medical professionals, weight loss clinics, direct consumer marketing supported via the phone and the web. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Take Shape For Life, Inc., Seven Crondall Associates, LLC, Jason Properties, LLC and Jason Enterprises, Inc. All inter-company accounts have been eliminated.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flow, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2006, the Company had $979,000 in miscellaneous short-term investments through Merrill Lynch that are considered cash equivalents due to terms of maturity, and $106,000 in operating checking accounts.

At December 31, 2005, the Company had $789,000 in a money market account, $365,000 in miscellaneous short-term investments through Merrill Lynch that are considered cash equivalents due to terms of maturity, and $330,000 in operating checking accounts.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of reserves for sales returns and allowances, and net of provisions for doubtful accounts. Allowances for sales returns and discounts are based on an analysis of historical trends, and allowances for doubtful accounts are based primarily on an analysis of aging accounts receivable balances and on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Inventory

Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs.

Advertising

Advertising costs such as preparation, layout, design and production of advertising are deferred. They are expensed when the advertisement is first used, except for the costs of executory contracts, which are amortized as performance under the contract is received. Advertising costs deferred at December 31, 2006 and 2005, were $960,000 and $585,000 respectively. Advertising expense for the years ended December 31, 2006 and 2005 amounted to $14,300,000 and $3,784,000, respectively

Property, Plant, and Equipment

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

Income Taxes

The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings Per Common Share

Basic earnings per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings per share exclude any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share.

Revenue Recognition

Revenue is recognized for product sales upon shipment and passing of risk to the customer and when estimates of discounts, rebates, promotional adjustments, price adjustments, returns, and other potential adjustments are reasonably determinable, collection is reasonably assured and the Company has no further performance obligations. These estimates are presented in the financial statements as reductions to net revenues and accounts receivable which also include estimated sales returns, allowances and discounts.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of the financial instruments.

The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, certificates of deposit, investment securities and trade receivables. Cash, money markets and investments exceed the federal insurance coverage by $2,610,000 and $2,248,000, respectively. The Company securities at December 31, 2006 and 2005, include amounts deposited with multiple financial institutions markets its products primarily to medical professionals, clinics, and Internet medical sales and has no substantial concentrations of credit risk in its trade receivables.

As of December 31, 2006 and 2005, the Company had two customers that individually represented over 10% of the accounts receivable and in the aggregate, approximately 12% and 21% of the accounts receivable, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. The Company recognized stock-based compensation for awards issued under the Company’s stock option plans in other income/expenses included in the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

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

Unearned compensation represents shares issued to executives that will be vested over a 5-6 year period. These shares will be amortized over the vesting period in accordance with FASB 123(R). The expense related to the vesting of unearned compensation was $509,000 and $0 at December 31, 2006 and December 31, 2005, respectively. Expense related to vesting of options under FASB 123R was $40,000 and $0 at December 31, 2006 and December 31, 2005, respectively.

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

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

	Years Ended December 31
	2006	2005	2004
Net income:
As reported	5,082,000	2,727,000	1,747,000
Add: Stock-based employee compensation expense included in net income, net of related tax effects	24,000
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(24,000)	(280,000)	(108,000)
Net income, pro forma	5,082,000	2,447,000	1,639,000
Net income per share:
as reported:
Basic	$0.40	$0.20	$0.16
Diluted	$0.38	$0.19	$0.14
Pro forma:
Basic	$0.40	$0.20	$0.15
Diluted	$0.38	$0.19	$0.13

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

For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.70	0.70	0.40
Risk-free interest rate	4.50%	4.50%	4.50%
Expected life in years	1-5	1-5	1-5

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Misstatements.” SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Investments

In accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities are classified into three categories: held-to-maturity, available-for-sale and trading. The Company’s investments consist of debt and equity securities classified as available-for-sale securities. Accordingly, they are carried at fair value in accordance with FAS No. 115. Further, according to FAS No. 115 the unrealized holding gains and losses for available-for-sales securities are excluded from earnings and reported, net of deferred income taxes, as a separate component of stockholders’ equity, unless the loss is classified as other than a temporary decline in market value.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon the sale of Consumer Choice Systems, Inc. on January 17, 2006, the goodwill balance of $894,000 was removed from the Company’s books.

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

Reclassifications

Certain amounts for the years ended December 31, 2005 and 2004 have been reclassified to conform to the presentation of the December 31, 2006 amounts. The reclassifications have no effect on net income for the years ended December 31, 2005 and 2004.

3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITES

The following summarizes cash, cash equivalents, and marketable securities:

	Cost	Accrued interest	Fair value
Cash and cash equivalents
Demand deposits	$106,000	$-	$106,000
Money market accounts	979,000	-	979,000
December 31, 2006	$1,085,000	$-	$1,085,000
Marketable Securities
Marketable securities	$1,206,000	$334,000	$1,540,000
December 31, 2006	$1,206,000	$334,000	$1,540,000
Cash and cash equivalents
Demand deposits	$330,000	$-	$330,000
Money market accounts	1,154,000	-	1,154,000
December 31, 2005	$1,484,000	$-	$1,484,000
Cash equivalents and marketable securities
Marketable securities	$2,418,000	$282,000	$2,700,000
December 31, 2005	$2,418,000	$282,000	$2,700,000

4. INVENTORY

Inventory consists of the following at December 31, 2006 and 2005:

	2006	2005
Raw materials	$1,872,000	$1,906,000
Packaging	1,625,000	1,142,000
Finished goods	4,758,000	2,427,000
	$8,255,000	$5,475,000

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expense and other current assets as of December 31, 2006 and 2005, consist of the following:

	2006	2005
Marketing and advertising	1,830,000	1,592,000
Taxes	-	779,000
Supplies	158,000	393,000
Insurance	519,000	294,000
Services		50,000
Other	92,000	165,000
	2,599,000	3,273,000

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2006 and 2005, consist of the following:

	2006	2005
Land	$650,000	$650,000
Building and building improvements	7,182,000	6,871,000
Equipment and fixtures	10,805,000	5,583,000
Vehicle	43,000	19,000
	18,680,000	13,123,000
Less accumulated depreciation and amortization	4,660,000	3,588,000
Property, plant and equipment - net	$14,020,000	$9,535,000

Substantially all of the Company's property, plant and equipment are pledged as collateral for various loans (see Note Payable footnote).

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 were $1,072,000, $835,000 and $804,000, respectively.

7. TRADEMARKS AND INTANGIBLES

	As of December 31, 2006		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$6,346,000	$1,636,000	$4,514,000	$873,000
Non-compete agreements	840,000	840,000	840,000	566,000
Trademarks and patents	1,707,000	143,000	1,821,000	121,000
Goodwill	-		894,000	-

Total	$8,893,000	$2,619,000	$8,069,000	$1,560,000

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
Customer lists	$966,000	$479,000	$244,000
Non-compete agreements	273,000	369,000	162,000
Trademarks and patents	85,000	58,000	-

Total trademarks and intangibles	$1,324,000	$906,000	$406,000

On January 17, 2006 the Consumer Choice Systems division of the Company was sold which included the sale of $1,601,000 in gross intangible assets and $265,000 in accumulated amortization.

The estimated future amortization expense of trademarks and intangible assets is as follows:

For the years ending December 31,	Amount
2007	$1,640,000
2008	1,615,000
2009	675,000
2010	600,000
2011	590,000

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2006 and 2005 consist of the following:

	2006	2005
Trade payables	$2,214,000	$1,695,000
Accrued payroll and related taxes	328,000	314,000
Sales commissions payable	371,000	254,000
Total	$2,913,000	$2,263,000

9. COMMITMENTS AND CONTINGENCIES

The Company leases office space for its eleven corporately owned Medifast Weight Control Centers under lease terms ranging from one to five years with leases commencing in 2004, 2005, 2006 and 2007. Monthly payments under the leases range in price from $1,200 to $3,500. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

The following is a schedule by years of future minimum rental payments required under operating lease that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006:

For the Years Ending December 31,

2007	$253,000
2008	221,000
2009	215,000
2010	110,000
2011	70,000
Total minimum payments required	$869,000

Rent expense for the years ended December 31, 2006, 2005, and 2004 was $116,000, $211,000, and $229,000, respectively.

There is no pending or threatened legal action that would have material adverse on the Company’s consolidated financial position, results or operations or cash flows in future years.

10. INCOME TAXES

Significant components of the income tax benefit for the years ended December 31 are as follows:

	2006	2005	2004
Current:
Federal	$1,184,000	$685,000	$600,000
State	314,000	217,000	90,000
Total Current	$1,498,000	$902,000	$690,000
Deferred:
Federal	$657,000	$261,000	$408,000
State	101,000	40,000	61,000
Total deferred	758,000	301,000	469,000
Income tax expense	$2,256,000	$1,203,000	$1,159,000

A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax benefit in the consolidated statements of income for the years ended December 31 is as follows:

	2006	2005	2004
Provision at the U.S. federal statutory rate	$2,492,000	$1,272,000	$1,087,000
State taxes, net of federal benefit	366,000	198,000	145,000
Intangible assets	(298,000)	(153,000)	(73,000)
Other temporary differences	-	(98,000)	-
Cost segregation study	(275,000)	-	-
Permanent differences	(29,000)	(16,000)	-
Income tax expense	$2,256,000	$1,203,000	$1,159,000

Medifast, Inc.’s deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	2006	2005
Deferred tax assets
Intangible assets	$330,000	$-
Accounts receivable	37,000	-
Inventory overhead and write downs	49,000	-
Deferred compensation	41,000	-
Total deferred tax assets	$457,000	$-

Deferred Tax Liabilities
Intangible assets	$-	$(113,000)
Accounts receivable	-	(37,000)
Inventory overhead and write downs	-	(41,000)
Total deferred tax liabilities	$-	$(191,000)

The 2006 effective income tax rate of 30.7% differed from the federal statutory rate of 34% due to the amortization of intangible assets, a cost segregation study performed on fixed assets, as well as timing differences for other temporary and permanent differences, and state income taxes.

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

11. STOCK OPTION PLAN

On October 9, 1993 and as amended in May 1995, the Company adopted a stock option plan ("Plan") authorizing the grant of incentive and non-incentive options for an aggregate of 500,000 shares of the Company's common stock to officers, employees, directors and consultants. Incentive options are to be granted at fair market value. Options are to be exercisable as determined by the stock option committee.

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

The following summarizes the stock option activity for the years ended December 31:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	359,727	$2.71	389,397	$1.51	439,455.00	$1.76
Options granted	100,000	6.25	333,333	2.64	30,000.00	8.60
Options reinstated	16,666	6.36	-	0.00	-	0.00
Options exercised	(128,147)	(2.11)	(138,335)	(1.83)	(47,221)	(1.19)
Options forfeited or expired	(26,667)	(8.36)	(224,668)	(1.17)	(32,837)	(7.01)

Outstanding at end of year	321,579	$3.88	359,727	$2.71	389,397.00	$1.51
Options exercisable at year end	211,577	$2.77	329,725	$2.56	350,336.00	$1.11

The weighted average fair value at date of grant for options granted during the years 2006, 2005, and 2004 were $6.25, $2.64, and $8.60, respectively.

In 2005, the Company incorrectly cancelled 75,000 options to a former consultant. The options were correctly added back to the 2005 and 2006 option schedule above. The omission from the schedule in prior year had no impact on earnings per share. During 2006, the former consultant exercised 25,000 options and 50,000 remain outstanding.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life Remaining (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	50,000	1.0	$0.50	50,000	$0.50
$1.60	2,779.7		$1.60	2,779	$1.60
$2.87	123,334	3.3	$2.87	123,334	$2.67
$3.83	23,334	3.9	$3.83	13,332	$3.83
$4.80	15,000	1.3	$4.80	15,000	$4.80
$6.25	100,000	4.1	$6.25	-	$6.25
$11.12	7,132	1.4	$11.12	7,132	$11.15
	321,579		$3.88	211,577	$2.77

12. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt as of December 31, 2006 and 2005, consist of the following:

	2006	2005
$3,539,000 ten year term loan secured by two buildings and land at a variable rate which was 7.1% at December 31, 2006. Due 2016	$3,480,000	$2,201,000
$200,000 five-year term loan secured by equipment fixed rate was 3% at December 31, 2006. Due 2008	49,000	90,000
$475,000 seven-year loan secured by the building and land at a variable rate at LIBOR plus 250 bps, which was 7.85 % on December 31, 2006. Due 2011	396,000	428,000
$366,000 three-year term loan secured by certain assets at LIBOR plus 250 basis points, which was at 7.82% at December 31, 2006. Due 2008	132,000	254,000
$1,256,000 ten-year reducing revolver line of credit rate at LIBOR plus 220 bps , which was 6.62% on December 31, 2006	-	1,506,000
$186,976 three-year term loan secured by 20,000 restricted common shares variable rate which was 10.25%	-	59,000
	4,057,000	4,538,000
Less current portion	548,000	561,000
	$3,509,000	$3,977,000

Future principal payments on long-term debt for the next 5 years are as follows:

2007	$548,000
2008	404,000
2009	386,000
2010	386,000
2011	386,000
Thereafter	1,947,000
$4,057,000

The Company has established a $5 million revolving line of credit at the LIBOR rate plus 1.30% with Mercantile Safe Deposit and Trust Company secured by substantially all of the assets of Jason Pharmaceuticals, Inc. The outstanding balance on this line was $1,256,000 and $633,000 at December 31, 2006 and 2005, respectively. Effective October 2, 2006, the 10-year revolver with an original balance of $1,256,000 was refinanced with the Company’s other building loan for a total of $3,539,000 with Mercantile Safe Deposit and Trust Company secured by two buildings and land at a variable rate which was 7.1% on December 31, 2006.

13. EMPLOYMENT AGREEMENTS

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

14. WARRANTS

During 2003, the Company issued 200,000 warrants to James Paradis and Anthony Burrascono, both affiliated with Villanova University and 200,000 warrants an investment banker, for advisory and consulting services provided to the Company. The warrants vest in five equal installments of 40,000 warrants per year over a five-year period. These are five-year warrants to purchase common shares at an exercise price of $4.80 per share. These warrants may be cancelled, with a 90-day notice, if the consultants fail to perform to the satisfaction of the Company. During 2005, 120,000 unvested warrants issued to James Paradis and Anthony Burrascono were cancelled. In 2006, James Paradis and Anthony Burrascano exercised 80,000 warrants at $4.80. In 2005, the Company incorrectly cancelled 80,000 warrants to a former consultant. The warrants were correctly added back to the 2005 and 2006 warrant schedule. The omission from the schedule in prior year had no impact on earnings per share. During 2006, the former consultant exercised 40,000 warrants and 120,000 remain outstanding.

During 2003, the Company issued 50,000 warrants to Consumer Choices Systems, Inc. (“CCS”) as part of the payment for the purchase of the assets of CCS. These warrants are three-year warrants to purchase common shares at an exercise price of $10.00 per share. Of this amount, 25,000 warrants were exercised in 2004. Of the remaining 25,000 warrants, 22,810 were exercised in 2006 and the remaining 2,190 expired.

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

During 2006, there were 120,000 warrants exercised at $4.80 and 22,810 warrants exercised at $10. In addition, 2,190 warrants expired.

The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate 4.5%, dividend yield 0%, volatility 0.70 and expected life of five years.

The Company has the following warrants outstanding for the purchase of its common stock:

		Years Ended December 31,
Exercise Price	Expiration Date	2006	2005	2004
$0.35	March, 2005	-	-	2,000
$4.80	January, 2009	120,000	240,000	360,000
$10.00	June, 2006	0	25,000	25,000
$16.78	July, 2008	82,500	82,500	82,500
		202,500	347,500	469,500
	Weighted average exercise price	9.68	8.02	$7.16

As of December 31, 2006, 82,500 of the warrants are exercisable.

15. QUARTERLY RESULTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Revenue	$19,183,000	$19,954,000	$19,642,000	$15,307,000
Gross Profit	14,405,000	15,101,000	14,937,000	11,406,000
Operating Income	3,054,000	2,541,000	1,970,000	547,000
Net Income	1,694,000	1,475,000	1,470,000	443,000
Earnings per common share - diluted (1)	0.13	0.11	0.11	0.03

2005
Revenue	$8,326,000	$10,555,000	$10,985,000	$10,264,000
Gross Profit	6,253,000	7,932,000	8,310,000	7,473,000
Operating Income	912,000	1,154,000	1,266,000	742,000
Net Income	507,000	753,000	607,000	849,000
Earnings per common share - diluted (1)	0.04	0.06	0.05	0.04

(1) - Earnings per common share is computed independently for each of the quarters presented; accordingly, in the sum of the quarterly earnings per common share may not equal the total computed for the year.

16. DISPOSAL OF A BUSINESS SEGMENT

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

	2005	2004	2003
Revenues, net	$958,000	$1,498,000	$851,000
Cost of Sales	733,000	686,000	343,000
Gross Profit	225,000	812,000	508,000
Compensation and Professional Fees	290,000	213,000	254,000
Selling, General and Adminstrative Expenses	208,000	256,000	212,418
Depreciation and Amortization	209,000	90,000	95,000
Interest (net)	8,000	17,000	8,000
Net income (loss)	(490,000)	236,000	(61,418)
Earnings per share - basic	(0.04)	0.02	(0.01)
Earnings per share - diluted	(0.04)	0.02	(0.01)

Segment Assets	2,216,000	2,625,000	2,497,000
Fixed assets, net of depreciation	54,000	71,000	91,000
Inventory	293,000	391,000	470,000
Prepaid expenses	327,000	-	53,000
Accounts receivable	171,000	629,000	221,000
Intangible assets	443,000	635,000	635,500
Goodwill	893,500	893,500	893,500

INDEX TO EXHIBITS

No.
3.1	Certificate of Incorporation of the Company and amendments thereto*

3.2	By-Laws of the Company*

10.1	1993 Stock Option Plan of the Company as amended*

10.3	Lease relating to the Company's Owings Mills, Maryland facility**

10.4	Employment agreement with Bradley T. MacDonald***

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

* Filed as an exhibit to and incorporated by reference to the Registration Statement on Form SB-2 of the Company, File No. 33-71284-NY.

** Filed as an exhibit to and incorporated by reference to the Registration Statement on Form S-4 of the Company, File No. 33-81524.

***Filed as an exhibit to 10KSB, dated April 15, 1999 of the Company, file No. 000-23016.

(b) Reports on Form 8-K

September 21, 2005 to report the Annual Meeting of Shareholders September 16, 2005

October 19, 2005, to report the repurchase of 110,000 shares of common stock

January 17, 2006, to report the sale of Consumer Choice Systems assets, the promotion of Michael S. McDevitt to Chief Financial Officer, and 2006 financial guidance

August 14, 2006, to report the acceptance by the New York Stock Exchange to list common shares on the NYSE

September 25, 2006, to report the results of the Annual Meeting of Shareholder on September 8, 2006

October 2, 2006, to announce the election of two new Board of Directors

March 1, 2007, to announce Michael S. McDevitt promoted to CEO, Margaret MacDonald promoted to President and COO, and Bradley T..MacDonald named Executive Chairman of the Board.

March 7, 2007, to announce full-year 2007 revenue and diluted earnings per share guidance

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIFAST, INC.
(Registrant)

BRADLEY T. MACDONALD
Bradley T. MacDonald Executive Chairman of the Board Dated: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Name	Title	Date

/s/ BRADLEY T. MACDONALD	Chairman of the Board,	March 16, 2007
Bradley T. MacDonald	Director

/s/ GEORGE LAVIN	Director	March 16, 2007
George Lavin

/s/ MICHAEL C. MACDONALD	Director	March 16, 2007
Michael C. MacDonald

/s/ MARY T. TRAVIS	Director	March 16, 2007
Mary T. Travis

/s/ REV. DONALD F. REILLY, OSA	Director	March 16, 2007
Rev. Donald F. Reilly, OSA

/s/ MICHAEL J. MCDEVITT	Director	March 16, 2007
Michael J. McDevitt

/s/ JOSEPH D. CALDERONE	Director	March 16, 2007
Joseph D. Calderone

/s/ CHARLES P. CONNOLLY	Director	March 16, 2007
Charles P. Connolly

/s/ DENNIS M. MCCARTHY	Director	March 16, 2007
Dennis M. McCarthy