Form 10-K/A
period 2006-12-31
MEDIFAST INC
filed 2007-05-02
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File No. 000-23016

_________________

MEDIFAST, INC.

DELAWARE	13-3714405
Incorporation State	Tax Identification number

11445 CRONHILL DRIVE, OWINGS MILLS, MD  21117
Principal Office Address

Phone (410) 581-8042

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, PAR VALUE $.001 PER SHARE

_____________________________________

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

As of April 24, 2007, the Registrant had 13,643,998 shares of Common Stock outstanding.

Table of Contents

PART III
		Page
Item 10.	Directors, Executive Officers and Corporate Governance	4

Item 11.	Executive Compensation	8

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16

Item 13.	Certain Relationships and Related Transactions, and Director Independence	17

Item 14.	Principal Accounting Fees and Services	17

PART IV

Item 15.	Exhibits, Financial Statement Schedules	18

EXPLANATORY NOTE

          Medifast, Inc., a Deleware Corporation (“Medifast,” the “Company,” “we,” “us,” and “our”), is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2006 (the “Form 10-K/A Report”) to amend our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Original Filing”) that was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2007. This Form 10-K/A is being filed to include responses to certain items required by Part III, which were originally expected to be incorporated by reference in our definitive proxy statement to be delivered to our stockholders in connection with the 2007 annual meeting of stockholders. Except as set forth in this Form 10-K/A Report, no changes have been made to the Original Filing, and this Form 10-K/A Report does not amend, update or change any other items or disclosures in the Original Filing. This Form 10-K/A Report does not reflect events that occurred after the Original Filing. As a result of this amendment, we are also filing the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K/A Report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors currently consists of 9 persons. The directors, their ages, and the year in which they first became director are provided in the table below:

Director
Name and Experience	Since

Joseph D. Calderone, age 58, is the Associate Director of Campus Ministry at Villanova University. He formerly spent over eight years with the Loyola University Medical Center as the hospital Chaplain and taught multiple courses including Introduction to the Practice of Medicine and Business Ethics. Rev. Calderone recently retired as a Captain in the US Navy Reserves. He served as the Wing Chaplain for the 4th Marine Aircraft Wing.	2003

Charles P. Connolly, age 58, is currently an independent director focusing on bank relationships, debt refinancing, merger and acquisition strategy and executive compensation design. Mr. Connolly spent 29 years at First Union Corp. that merged with Wachovia Bank in 2001. He retired in 2001 as the President and CEO of First Union Corp. Mr. Connolly serves on the Boards of numerous non-profit organizations. He holds an MBA from the University of Chicago and AB from Villanova University.	2006

Bradley T. MacDonald, age 59, is the Chairman of the Board of Medifast, Inc.   Mr. MacDonald has been Chairman of the Board of Medifast, Inc. since January 1998 and was also Chief Executive officer until March of 2007.  He was the principal architect of the turnaround of Medifast and formulated the “Direct to Consumer” business models that are the primary drivers of Revenue to this day. He also was the co-founder of Take Shape for Life and acquired the Clinic operations in 2002. During his time as CEO, he managed the company to 29 consecutive quarters of profits and improved shareholders equity from negative $4 million to over $27 million in less than seven years. He also increased the Company’s market cap from less than $1 million to over $100 million and listed the company on the NYSE. In 2006, Mr. MacDonald received the prestigious and audited Ernst and Young award of “Entrepreneur of the Year” for the state of Maryland in the consumer products category.  Also, he helped lead the Company to national recognition in Forbes Magazine ranking Medifast 28th of the top 200 small companies in America. Mr. MacDonald was previously employed by the Company as its Chief Executive Officer from September 1996 to August 1997. From 1991 through 1994, Colonel MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food, Hospitality and Recreation Businesses for the United States Marine Corps.  Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonneau Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of MacDonald and Associates, which had major financial interests in a retail drug, consumer candy, and pilot sunglass companies.  Mr. MacDonald was national president of the Marine Corps Reserve Officers Association and retired from the United States Marine Corps Reserve as a Colonel in 1997, after 27 years of service.  He has been appointed to the Defense Advisory Board for Employer Support of the Guard and Reserve (ESGR) Mr. MacDonald serves on the Board of Directors of the Wireless Accessories Group (AMEX: XWG). He also serves on the Board of Directors of the Marine Corps Reserve Toys for Tots Foundation and is on the Board of Trustees of Villa Julie College of Stevenson, Maryland and the Institute of Notre Dame, the oldest Catholic girl’s urban high school in Maryland, located in Baltimore.
1996

Michael C. MacDonald, age 53, is president of global accounts and marketing operations for Xerox Corporation, Stamford, Conn. He was named to this position in October 2004 and was appointed a corporate senior vice president in July 2000. Mac Donald is responsible for directing the company’s largest global accounts, improving the customer experience, corporate marketing, xerox.com, advertising, worldwide public relations and marketing communications. Most recently, Mac Donald was president, North American Solutions Group responsible for all products, services and solutions sold by Xerox direct sales force in the United States and Canada. Prior to that, he served as the group’s senior vice president of marketing and chief of staff. Mac Donald is on the board of directors of the Rochester Institute of Technology, PAETEC, and the Jimmy V Foundation. He is also a board member of the CMO Council North American Advisory Board. Mr. MacDonald completed executive business and management programs at Columbia University in 1992 and the International Senior Management Program at Harvard University in 1998
1998

Dennis M. McCarthy, age 62, practiced law for 21 years as a civil litigator in tort and contract cases. He was the founding member and managing partner of a Columbus, Ohio based law firm. Additionally, he served active duty in the U.S. Marine Corps for 23 years and served 18 years in reserve service. Mr. McCarthy retired from the Marine Corps in 2005 in the grade of Lieutenant General after four years in command of all Marine Reserve forces. Mr. McCarthy is currently the Executive Director of the Reserve Officers Association, a congressionally chartered association devoted to national defense. In addition to Medifast, he is a member of the Board of Directors of Rivada Networks.
2006

Michael J. McDevitt, age 58, is a retired FBI Special Agent with over 29 years of government service with the United States Marine Corps and the FBI. He had attained Senior Executive status within the FBI's Investigative Technology Branch and is currently providing consulting services, focusing on physical threat and risk assessments and conducting specialized training for law enforcement and US Government entities.	2002

Donald F. Reilly, OSA, age 59, holds a Doctorate in Ministry (Counseling) from New York Theological and an M.A. from Washington Theological Union as well as a B.A. from Villanova University. Reverend Don Reilly was ordained a priest in 1974. His assignments included Associate Pastor, Pastor at St. Denis, Havertown, Pennsylvania, Professor at Villanova University, Personnel Director of the Augustinian Province of St. Thomas of Villanova, Provincial Counselor, Founder of SILOAM Ministries where he ministers and counsels HIV/AIDS patients and caregivers. He is currently on the Board of Directors of Villanova University, and is Board Member of Prayer Power. Fr. Reilly was recently re-elected Provincial of the Augustinian Order at Villanova, PA. He oversees more than 220 Augustinian Friars and their service to the Church, teaching at universities and high schools, ministering to parishes, serving as chaplain in the Armed Forces and hospitals, ministering to AIDS victims, and serving missions in Japan and South America.
1998

Mary T. Travis, age 56, is currently employed with Sunset Mortgage Company, L.P. in Pennsylvania as the Senior Vice President of wholesale operations and was formerly the Vice President of operations for the Financial Mortgage Corporation. Mrs. Travis is an expert in mortgage banking with over 36 years of diversified experience. She is an approved instructor of the Mortgage Bankers Association Accredited School of Mortgage Banking. Mrs. Travis was also formally a delegate and 2nd Vice President of the Mortgage Bankers Association of Greater Philadelphia and the Board of Governors of the State of Pennsylvania.
2002

ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES

Director Independence

The Board consists of 9 members of which 8 are non-management directors. Determination as to the qualifications of an independent directors are determined under section 303A.02 of the New York Stock Exchange, or the NYSE, Listed Company Manual and the Company’s Categorical Standards of Independence. The NYSE’s independence guidelines and the Company’s categorical standards include a series of objective tests, such as the director is not an employee of the Company and has not engaged in various types of business dealings involving the Company, which would prevent a director from being independent. The Board of Directors has affirmatively determined that none of the Company’s independent directors had any relationships with the Company.

The Board, in applying the above referenced standards has affirmatively determined the Company’s current independent directors are: Joseph Calderone, Charles P. Connolly, George Lavin, Jr. Esq., Dennis M. McCarthy, Donald F. Reilly, and Mary Travis.

Board Meetings

For the fiscal year ended December 31, 2006 (“Fiscal 2006”), the Board of Directors held four meetings. All Board members attended at least 75% of the aggregate number of Board meetings and applicable committee meetings held while such individuals were serving on the Board of Directors, or such committees. Under the Company’s Principles of Corporate Governance, which is available on the Company’s website www.choosemedifast.com , by following the link

Committees of the Board

Our Board of Directors has a standing audit committee, nominating and corporate governance committee, compensation committee, and executive committee.

Audit Committee

Our audit committee consists of Joseph Calderone, Charles Connolly, George Lavin, and Mary Travis, each of whom are independent as discussed above under “— Director Independence.” As required by Rule 303A.07 of the NYSE Listed Company Manual, the Board of Directors has affirmatively determined that each audit committee member is financially literate, and that Mr. Connolly is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.
The principal duties of the audit committee are as follows:

•	have the sole authority and responsibility to hire, evaluate and, where appropriate, replace the independent auditors;

•
meet and review with management and the independent auditors the interim financial statements and the Company’s disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations prior to the filing of the Company’s Quarterly Reports on Form 10-Q;

•
meet and review with management and the independent auditors the financial statements to be included in the Company’s Annual Report on Form 10-K (or the annual report to shareowners) including (i) their judgment about the quality, not just acceptability, of the Company’s accounting principles, including significant financial reporting issues and judgments made in connection with the preparation of the financial statements; (ii) the clarity of the disclosures in the financial statements; and (iii) the Company’s disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations, including critical accounting policies;

•	review and discuss with management, the internal auditors and the independent auditors the Company’s policies with respect to risk assessment and risk management;

•
review and discuss with management, the internal auditors and the independent auditors the Company’s internal controls, the results of the internal audit program, and the Company’s disclosure controls and procedures, and quarterly assessment of such controls and procedures;

•
establish procedures for handling complaints regarding accounting, internal accounting controls and auditing matters, including procedures for confidential, anonymous submission of concerns by employees regarding accounting and auditing matters; and

•	review and discuss with management, the internal auditors and the independent auditors the overall adequacy and effectiveness of the Company’s legal, regulatory and ethical compliance programs.

Our Board of Directors has adopted a written charter for the audit committee which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance.” In fiscal 2006, the audit committee met five times.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Joseph Calderone, Donald F. Reilly, and George Lavin, all of whom are independent as discussed above under “— Director Independence.”

The principal duties of the nominating and corporate governance committee are as follows:

•	to recommend to our Board of Directors proposed nominees for election to the Board of Directors both at annual general meetings and to fill vacancies that occur between general meetings; and

•	to make recommendations to the Board of Directors regarding the Company’s corporate governance matters and practices.

Our Board of Directors has adopted a written charter for the nomination and corporate governance committee which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance.” In fiscal 2006, the nomination and corporate governance committee met four times.

Our Board of Directors has adopted a written charter for the nominating and corporate governance committee, which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance” or in print to any shareholder who requests it as set forth under “Additional Information — Annual Report, Financial and Additional Information.” In fiscal 2006, the nominating and corporate governance committee met four times.

Compensation Committee

The compensation committee currently consists of George Lavin, Jr., Esq, Dennis M. McCarthy, Esq., Donald F. Reilly, and Mary Travis, all of whom were independent as discussed above under “— Director Independence

The principal duties of the compensation committee are as follows:

•	measure the Chief Executive Officer’s performance against his goals and objectives pursuant to the Company plans;

•	determine the compensation of the Chief Executive Officer after considering the evaluation by the Board of Directors of his performance;

•	review and approve compensation of elected officers and all senior executives based on their evaluations, taking into account the evaluation by the Chief Executive Officer;

•
review and approve any employment agreements, severance arrangements, retirement arrangements, change in control agreements/provisions, and any special or supplemental benefits for each elected officer and senior executive of the Company;

•	approve, modify or amend all non-equity plans designed and intended to provide compensation primarily for elected officers and senior executives of the Company;

•	make recommendations to the Board regarding adoption of equity plans; and

•	modify or amend all equity plans.

Our Board of Directors has adopted a written charter for the compensation committee which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance.” In fiscal 2006, the compensation committee met four times.

Executive Committee

Messrs. Bradley T. MacDonald, Michael C. MacDonald, Michael J. McDevitt, and Dennis M. McCarthy, Esq. are members of the Executive Committee. The Executive Committee has all the authority of the Board of Directors, except with respect to certain matters that by statute may not be delegated by the Board of Directors. The Committee meets periodically during the year to develop and review strategic operational and management polices for the Company. The Committee held three meetings during fiscal 2006.

ADDITIONAL INFORMATION

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of equity securities of the Company. Directors, officers and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them. In 2006, To the Company’s knowledge, based solely on a review of the copies of such filings on file with the Company and written representations from the Company’s directors and executive officers, no Section 16(a) filing requirements were applicable to the Company’s directors, executive officers and greater-than-ten-percent beneficial owners in fiscal 2006.

Codes of Business Conduct and Ethics and Corporate Governance Guidelines

Our Board of Directors has adopted a corporate Code of Business Conduct and Ethics applicable to our directors, officers, including our principal executive officer, principal financial officer and principal accounting officer, and employees, as well as Corporate Governance Guidelines, in accordance with applicable rules and regulations of the SEC and the NYSE. Each of our Code of Business Conduct and Ethics and Corporate Governance Guidelines are available on our website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance.”

  Any amendment to, or waiver from, a provision of the Company’s Code of Business Conduct and Ethics with respect to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller will be posted on the Company’s website, www.choosemedifast.com.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

Our Compensation Committee of the Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Compensation Committee ensures that the total compensation paid to our named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to our named executive officers are similar to those provided to other officers and employees of the Company.

Throughout this discussion, the individuals who served as our CEO and CFO during Fiscal 2006, as well as the other individuals included in the Summary Compensation Table on page 10, are referred to as the “named executive officers.”

Objectives of Compensation Program

The main objective of our executive compensation program is to create a competitive total rewards package based on the attainment of short-term performance objectives and long-term strategic goals. Accordingly, our executive compensation program consists of the following three principal elements: base salary, cash bonus and equity grants in the form of stock options and restricted stock, with an emphasis on incentive compensation rather than base salary. Our executives are also eligible to participate in employee benefit and retirement plans offered by the Company, which currently include defined contribution and 401(k) plans, and health care and other insurance programs. The benefit programs available to executives are the same as those available to all other eligible employees.

Decision-Making; Role of Executive Officers in Compensation Decisions

The Compensation Committee of our Board of Directors is comprised solely of non-affiliate independent Directors who meet the independence requirements of the NYSE. Our Compensation Committee makes all decisions regarding the compensation of our CEO, including establishing the performance goals and objectives for our CEO, evaluating our CEO’s performance in light of the goals and objectives that were set, and determining and recommending to our Board the CEO’s compensation based on that evaluation.

Our CEO makes recommendations to our Compensation Committee for the compensation of our CFO and all other named executive officers. Our Compensation Committee and Board may accept or adjust such recommendations as they determine in the best interests of the Company and its stockholders and has final approval over all such compensation decisions. To the extent not established by our Board of Directors, our Compensation Committee is also authorized to establish compensation and benefits for our Chairman and for new and existing non-affiliate independent Directors.

Our Chairman, CEO, and Vice President of Human Resources provide advice, analysis and recommendations to our Compensation Committee.

Elements of Executive Compensation

Our Compensation Committee also evaluates the achievement of corporate, individual and organizational objectives for each executive officer during the prior fiscal year. Each element of compensation is chosen in order to attract and retain the necessary executive talent, reward corporate performance and provide incentive for the attainment of long-term strategic goals. The allocation of each element of compensation is determined by our Compensation Committee for each executive based on the following factors:

•	Performance against corporate, individual and organizational objectives for the fiscal year;

•	Importance of particular skill sets and professional abilities to the achievement of long-term strategic goals; and

•	Contribution as a leader, corporate representative and member of the senior management team.

These elements support our overall compensation philosophy by creating a balanced focus on shorter-term corporate performance and the achievement of longer-term business goals and stockholder value. While we believe in structuring executive compensation plans that give our executives incentive to deliver certain objective elements of corporate financial performance over specified time periods, we do not believe in a purely mechanical approach. Instead, part of our executive compensation philosophy includes an element of reward for non-quantitative achievements demonstrated by our executives in the actions and decisions they have taken throughout the year. When establishing our executive compensation plans for a given year, it is not possible to foresee all of the challenges and demands that will be made of our executives, both as a management team and in their areas of individual responsibility. We believe that by rewarding the quality of our decision-making and leadership, in addition to the achievement of quantifiable results, we are building a management team capable of creating stockholder value over the longer-term, while remaining disciplined in delivering shorter-term financial results. Accordingly, there is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee reviews information provided by its compensation consultant, industry surveys and peer company data to determine appropriate level and mix of incentive compensation. Income from such incentive compensation is realized as a result of the performance of the Company and the individual, depending on the type of award, compared to established goals.

Base Salary

Our base salary determinations principally reflect the skills and performance levels of individual executives, the needs of the Company, and pay practices of comparable public companies. It is not our policy to pay our executive officers at the highest base salary level. Instead, we establish executive base salaries conservatively at or below a midpoint level relative to an appropriate set of peers. We believe this policy sets a prudent and fiscally responsible tone for the Company’s overall base salary compensation programs.

Target Bonus

Cash bonuses principally reflect the Company’s financial performance and achievement of corporate objectives established by our Board prior to the fiscal year. The executive bonus plan is designed to reward our executives for the achievement of shorter-term financial goals, predominantly revenue growth and profitability, with cash flow and other operating ratios also considered. The allocation of the bonus pool among the employees, including senior executives, is at the discretion of the Compensation Committee. The Chief Executive Officer, Chief Financial Officer and other senior executives discuss and jointly develop recommended bonus allocations among the staff within the various functional areas of the Company. In addition, the Chief Executive Officer prepares an allocation of bonus payments among the senior executive group. In consultation with the Chief Executive Officer, the Compensation Committee evaluates, adjusts and approves the amount and allocation of the bonus pool. In determining the cash bonus allocation among senior executives, the Compensation Committee and the Chief Executive Officer consider each executive’s a) contribution to current and long-term corporate goals, and b) value in the labor market.

Equity Compensation

Stock option and restricted stock awards principally reflect the responsibilities to be assumed by each executive in the upcoming fiscal year, the responsibilities of each executive in prior periods, the size of awards made to each executive in prior years relative to the Company’s overall performance, available stock for issuance under our Option Plan, and potential grants in future years. The Committee believes that stock option and restricted stock grants (1) align the interests of executives with long-term stockholder interests, (2) give executives a significant, long-term interest in the Company’s success, and (3) help retain key executives in a competitive market for executive talent. The Company does not plan on issuing stock options as part of compensation in 2007 and beyond.

Equity Ownership by Executives

We do not currently have a formal equity ownership requirement for our executives. However, we encourage our executives to own equity in the Company on a voluntary basis. All of our named executive officers own stock, restricted stock and vested and unvested stock options. We periodically review the vested and unvested equity holdings of our executives and evaluate whether these holdings sufficiently align the interests of our executives with the long-term interests of our stockholders. We may consider adopting equity ownership requirements in the future.

2006 Summary Compensation Table

The following table sets forth the annual and long-term compensation for the fiscal year ended December 31, 2006, of the Company’s Chief Executive Officer and Chief Financial Officer and each of the three other most highly compensated executive officers. These individuals, including the Chief Executive Officer and Chief Financial Officer are collectively referred to as the Named Executive Officers.

		Salary	Stock Awards	Option Awards	Bonus	Nonqualified Deferred Compensation Contributions	All Other	Total
Name and Pricipal Position	Year	($)	($)(1)	($)(1)	($)(2)	($)	($)(3)	($)
Bradley T. MacDonald	2006	$225,000	-	-	-	$100,000	$6,600	$331,600
Chairman, Chief Executive Officer
Michael S. McDevitt	2006	99,000	289,000	-	27,500		3,800	419,300
President, Chief Financial Officer
Leo Williams	2006	125,000	-	-	25,000		3,800	153,800
Executive Vice President
Margaret MacDonald	2006	81,000	237,000	-	4,000		2,400	324,400
Executive VP of Operations
Brendan N. Connors	2006	80,000	47,000	-	4,000		1,400	132,400
VP of Finance

(1)
Amounts are calculated based on provisions of SFAS, No 123R, “Share Based Payments.” See note 1 of the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 regarding assumptions underlying valuation of equity awards.

(2)	Bonus amounts determined as more specifically discussed above under “—Compensation Discussion and Analysis”

(3)	The amounts represent the Company’s matching contributions under the 401(K) plan.

2006 Grants of Plan-Based Awards

There were no grants of plan-based awards to the Named Executive Officers for the fiscal year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise	Option Expiration	Number Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested
	Exercisable	Un-Exercisable	Price ($)	Date	Vested (#) (1)	($) (2)	(#)	($)
Bradley T. MacDonald	-	100,000	$6.25	2/8/2011	-	-	-	-
Chief Executive Officer
Michael S. McDevitt	100,000	-	2.87	3/31/2010	226,666	2,849,191	-	-
President, Chief Financial Officer
Leo Williams	6,666	3,333	3.83	10/28/2010	-	-	-	-
Executive Vice President
Margaret MacDonald	-	-	-	-	185,000	2,325,450	-	-
Executive VP of Operations
Brendan N. Connors	23,334		2.87	3/31/2010	37,000	465,090	-	-
VP of Finance

Each option has a five year life and an exercise price per share equal to 100% of the estimated fair value of our common stock on the date of grant.

(1)	The restricted stock grants vest over five and six years of service as described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards”

(2)	The market value of shares of stock that have not vested is based on the closing price of our common stock on December 29, 2006, or $12.57 per share.

2006 Option Exercises and Stock Vested Table

The following table sets forth information regarding option exercises and stock vesting for the Named Executive Officers during 2006.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)(1)	(#)	($)(2)
Bradley T. MacDonald	26,667	$172,002	-	-
Chief Executive Officer	-	-	-	-

Michael S. McDevitt	7,696	149,553	15,000	81,000
President, Chief Financial Officer	-	-	33,333	208,331

Leo Williams	-	-	-	-
Executive Vice President

Margaret MacDonald	16,667	126,669	15,000	81,000
Executive VP of Operations	-	-	25,000	156,250

Brendan N. Connors	10,176	183,473	3,000	16,200
VP of Finance	-	-	5,000	31,250

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise, multiplied by the number of options exercised.
(2)	Represents the number of restricted shares vested, and the number of shares vested multiplied by the fair market value of the common stock on the vesting date.

Equity Compensation Plan Information at Fiscal Year Ended December 31, 2006

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	524,079 (1)	$6.12	928,421
Equity compensation plans not approved by security holders	-	-	-

(1)	Consists of 321,579 shares of common stock issuable upon the exercise of outstanding options and 202,500 shares of common stock issuable upon the exercise of outstanding warrants.

2006 Non-Qualified Deferred Compensation Table

The following table sets forth all non-qualified deferred compensation of the Named Executive Officers for the fiscal year ended December 31, 2006.
	Executive Contributions in Last FY	Company Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/Distributions	Aggregate Balance at Last FYE
	($)	($)(1)	($)	($)	($)
Bradley T. MacDonald		$100,000	$80,120	-	$933,921
Chairman, Chief Executive Officer
Michael S. McDevitt	-	-	-	-	-
President, Chief Financial Officer
Leo Williams	-	-	-	-	-
Executive Vice President
Margaret MacDonald	-	-	-	-	-
Executive VP of Operations
Brendan N. Connors	-	-	-	-	-
VP of Finance

(1)	All amounts are reported in compensation on the “2006 Summary Compensation Table”

Deferred Compensation Plans

We maintain a non-qualified deferred compensation plan, effective September 10, 2003, for Senior Executive management. Currently, Bradley MacDonald is the only participant in the plan. Under the deferred compensation plan that became effective in 2003, executive officers of the Company, including the Named Executive Officers, may defer a portion of their salary and bonus (performance-based compensation) annually. A participant may elect to receive distributions of the accrued deferred compensation in a lump sum or in installments upon retirement

Each participating officer may request that the deferred amounts be allocated among several available investment options established and offered by the Company. These investment options provide market rates of return and are not subsidized by the Company. The benefit payable under the plan at any time to a participant following termination of employment is equal to the applicable deferred amounts, plus or minus any earnings or losses attributable to the investment of such deferred amounts. The amount of compensation in any given fiscal year that is deferred by each Named Executive Officer is included in the Summary Compensation Table under the column headings “Salary” or “Non-Equity Incentive Plan Compensation”, as appropriate.

The Company has established a trust for the benefit of participants in the deferred compensation plan. Pursuant to the terms of the trust, as soon as possible after any deferred amounts have been withheld from a plan participant, the Company will contribute such deferred amounts to the trust to be held for the benefit of the participant in accordance with the terms of the plan and the trust.

Retirement payouts under the plan upon an executive officer’s retirement from the Company are payable either in a lump-sum payment or in annual installments over a period of up to ten years. Upon death, disability or termination of employment, all amounts shall be paid in a lump-sum payment as soon as administratively feasible.

 In 2006, the Company made a $100,000 contribution to Bradley MacDonald’s deferred compensation plan as a performance bonus.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

We have entered into employment agreements with certain Named Executive Officers, certain terms of which are summarized below.

Bradley T. MacDonald. Mr. MacDonald entered into a five year employment agreement effective February 8, 2006. Mr. MacDonald was granted 100,000 options over a five year vesting period beginning on February 8, 2007 in consideration for his five year commitment and to align his interest with the interests of long-term shareholders. Upon termination of Mr. MacDonald’s employment by the Company without cause, or upon his resignation for good reason, he would be entitled to receive an amount equal to one and a half times the sum of his highest annualized salary payable in equal monthly installments 30 days after his termination of employment.

Michael S. McDevitt. Mr. McDevitt entered into a six year employment agreement effective February 8, 2006. Mr. McDevitt was granted 200,000 shares of Medifast, Inc. restricted common stock over a six year vesting period beginning on February 8, 2006 in consideration for his six year commitment and to align his interests with the interests of long-term shareholders. Upon termination of Mr. McDevitt’s employment by the Company without cause, or upon his resignation for good reason, he would be entitled to receive an amount equal to one and a half times the sum of his highest annualized salary payable in equal monthly installments 30 days after his termination of employment.

Margaret MacDonald. Ms. MacDonald entered into a six year employment agreement effective February 8, 2006. Ms. MacDonald was granted 150,000 shares of Medifast, Inc. restricted common stock over a six year vesting period beginning on February 8, 2006 in consideration for his six year commitment and to align her interests with the interests of long-term shareholders. Upon termination of Ms. MacDonald’s employment by the Company without cause, or upon her resignation for good reason, she would be entitled to receive an amount equal to one and a half times the sum of his highest annualized salary payable in equal monthly installments 30 days after her termination of employment.

Brendan N. Connors. Mr. Connors entered into a six year employment agreement effective February 8, 2006. Mr. Connors was granted 30,000 shares of Medifast, Inc. restricted common stock over a six year vesting period beginning on February 8, 2006 in consideration for his six year commitment and to align his interests with the interests of long-term shareholders. Upon termination of Mr. Connors’ employment by the Company without cause, or upon his resignation for good reason, he would be entitled to receive an amount equal to one and a half times the sum of his highest annualized salary payable in equal monthly installments 30 days after his termination of employment.

Potential Payments Upon Termination or Change in Control

As of December 31, 2006, the Company had entered into employment agreements with each of the Named Executive Officers. As described in more detail above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards” The employment agreements with the Named Executive Officers generally provide for the payment of benefits if the executive’s employment with the Company is terminated either by the Company without Cause or by the executive for Good Reason. The employment agreements with the Named Executive Officers do not provide for any additional payments or benefits upon a termination of employment by the Company for Cause, upon the executive’s resignation other for Good Reason, as applicable, or upon the executive’s death or disability. Upon termination by the Company without cause, or upon his or her resignation for good reason, all of the Named Executive officers are entitled to receive an amount equal to one and a half times his or her highest annualized base salary payable in equal monthly installments 30 days after his or her termination of employment. If a named executive had been terminated without cause of December 31, 2006 they would have received the following amounts:

Bradley T. MacDonald $337,500
Michael S. McDevitt $148,500
Margaret MacDonald $121,500
Brendan N. Connors $120,000

2006 Director Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Joseph D. Calderone, OSA	-	$9,375	-	-	-	-	$9,375
Charles P. Connolly	-	3,206	-	-	-	-	3,206
George Lavin, Jr., Esq.	-	9,375	-	-	-	-	9,375
Michael C. MacDonald	-	9,375	-	-	-	-	9,375
Dennis M. McCarthy	-	3,206	-	-	-	-	3,206
Michael J. McDevitt	-	9,375	-	-	-	-	9,375
Rev. Donald F. Reilly, OSA	-	12,500	-	-	-	-	12,500
Mary T. Travis	-	12,500	-	-	-	-	12,500

Employee Directors do not receive any additional compensation for their services as director.

Additional fees are paid to the Chairman of each committee which in fiscal 2006 amounted to an additional 500 shares of Medifast, Inc. stock granted to the Chairman of each committee.

(1)
Amounts are calculated based on provisions of Statement of Financial Accounting Standards, or SFAS, No 123R, “Share Based Payments.” See note 1 of the consolidated financial statement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 regarding assumptions underlying valuation of equity awards.

The table below summarizes the equity based awards held by the Company’s non-employee directors as of December 31, 2006.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise	Option Expiration	Number Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that have not Vested
	Exercisable	Un-Exercisable	Price ($)	Date	Vested (#)	($)
Joseph D. Calderone	2,500	-	$4.80	4/4/2008	-	-
Charles P. Connolly	-	-	-		-	-
George Lavin	-	-	-		-	-
Michael C. MacDonald	2,500	-	4.80	4/4/2008	-	-
Dennis M. McCarthy	-	-	4.80	4/4/2008	-	-
Michael J. McDevitt	2,500	-	4.80	4/4/2008	-	-
Rev. Donald F. Reilly, OSA	2,500	-	4.80	4/4/2008	-	-
Mary T. Travis	2,500	-	4.80	4/4/2008	-	-

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in this Form 10-K. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included on the Form 10-K/A for the year-ended December 31, 2006.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Donald F. Reilly, Chairman
George Lavin, Jr., Esq.
Dennis M. McCarthy, Esq.
Mary Travis

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The following table shows as of December 31, 2006, the amount and percentage of our outstanding common stock beneficially owned by each person who is known by us to beneficially own more than 5% of our outstanding common stock.

Name and Address of 5% Beneficial Owner	Shares Beneficially Owned (1)	Percent of Outstanding Common Stock

Bjurman, Barry & Associates (2) 10100 Santa Monica Blvd. Suite 1200 Los Angeles, CA 90067	739,538	5.4%

The following table shows as of April 24, 2007 the amount and percentage of our outstanding common stock beneficially owned (unless otherwise indicated) by each of our (i) directors and nominees for directors, (ii) Named Execurtive Officers and (iii) our directors, nominees for director and executive officers as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)(3))	Shares Acquirable Within 60 days (4)	Percent of Outstanding Common Stock (%)

Bradley T. MacDonald (5)	829,550	-	6.09%
Michael S. McDevitt	264,118	-	1.94%
Margaret MacDonald	139,900	-	1.03%
Donald F. Reilly	58,350	-	*
Michael C. MacDonald	56,119	-	*
Brendan Connors	51,509	-	*
Mary Travis	20,200	-	*
Michael J. McDevitt	17,400	-	*
Joseph D. Calderone, OSA	9,200	-	*
Leo Williams	8,436	-	*
Charles P. Connolly	6,575	-	*
George Lavin, Jr., Esq.	3,200	-	*
Dennis M. McCarthy, Esq.	1,575	-	*

All directors, nominees for directors and executive officers as a group	1,466,132		10.76%
(13 persons)

*	less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Under those rules and for purposes of the table above (a) if a person has decision making power over either the voting or the disposition of any shares, that person is generally deemed to be a beneficial owner of those shares; (b) if two or more persons have decision making power over either the voting or the disposition of any shares, they will be deemed to share beneficial ownership of those shares, in which case the same shares will be included in share ownership totals for each of those persons; and (c) if a person held options to purchase shares that were exercisable on, or became exercisable within 60 days of, April 24, 2007, that person will be deemed to be the beneficial owner of those shares and those shares (but not shares that are subject to options held by any other stockholder) will be deemed to be outstanding for purposes of computing the percentage of the outstanding shares that are beneficially owned by that person. Information supplied by officers and directors.

(2)	This information is based on Schedule 13G filed with the SEC on December 27, 2006.

(3)
The shares set forth as beneficially owned by our executive officers and directors do not include the following outstanding options because they are not exercisable within 60 days of April 24, 2007: Mr. Bradley T. MacDonald (80,000); and Mr. Leo Williams (3,333);

(4)	Unless otherwise noted, reflects the number of shares that could be purchased by exercise of options available at April 24, 2007, or within 60 days thereafter under our stock option plans.

(5)
The shares set forth as beneficially owned by Mr. Bradley T. MacDonald include 396,402 shares owned by his wife Shirley MacDonald, and 46,447 shares owned by the MacDonald Family Trust. His daughter, Margaret MacDonald, beneficially owns 139,900 shares which added to Bradley T. MacDonald’s 829,500 beneficially owned shares results in 969,450 shares owned by the MacDonald family.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2006, there were no related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accountants for Fiscal 2005 and 2006

The following services were provided by Bagell, Josephs, Levine & Co during fiscal 2005 and 2006:

	2005	2006

Audit Fees(1)	$90,000	$179,000
Tax fees(2)	10,000	21,000
All other fees	-	-

Total	$100,000	$200,000

(1)
Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, including the audit of internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002, and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.

(2)	Tax fees were billed for tax compliance services

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors.

Under the policy, pre-approval is generally provided for work associated with the following:

•	registration statements under the Securities Act of 1933 (for example, comfort letters or consents);

•	due diligence work for potential acquisitions or dispositions;

•	attest services not required by statute or regulation;

•	adoption of new accounting pronouncements or auditing and disclosure requirements and accounting or regulatory consultations;

•	internal control reviews and assistance with internal control reporting requirements;

•	review of information systems security and controls;

•	tax compliance, tax planning and related tax services, excluding any tax service prohibited by regulatory or other oversight authorities; expatriate and other individual tax services; and

•	assistance and consultation on questions raised by regulatory agencies.

For each proposed service, the independent auditors are required to provide detailed back-up documentation at the time of approval to permit the Audit Committee to make a determination whether the provision of such services would impair the independent auditors’ independence.

The Audit Committee has approved in advance certain permitted services whose scope is routine across business units, including statutory or other financial audit work for non-U.S. subsidiaries that is not required for the 1934 Act audits.

PART IV

ITEM 15. EXHIBITS AND FINACIAL STATEMENT SCHEDULES

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
________
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

MICHAEL S. MCDEVITT
Michael S. McDevitt
Chief Executive Officer
Dated: April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Name	Title	Date

/s/ BRADLEY T. MACDONALD Bradley T. MacDonald	Chairman of the Board, Director	April 30, 2007

/s/ GEORGE LAVIN George Lavin	Director	April 30, 2007

/s/ MICHAEL C. MACDONALD Michael C. MacDonald	Director	April 30, 2007

/s/ MARY T. TRAVIS Mary T. Travis	Director	April 30, 2007

/s/ REV. DONALD F. REILLY, OSA Rev. Donald F. Reilly, OSA	Director	April 30, 2007

/s/ MICHAEL J. MCDEVITT Michael J. McDevitt	Director	April 30, 2007

/s/ JOSEPH D. CALDERONE Joseph D. Calderone	Director	April 30, 2007

/s/ CHARLES P. CONNOLLY Charles P. Connolly	Director	April 30, 2007

/s/ DENNIS M. MCCARTHY Dennis M. McCarthy	Director	April 30, 2007