Form 10-Q
period 2007-03-31
MEDIFAST INC
filed 2007-05-10
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2007
Common stock, $.001 par value per share	13,668,998 shares

Index

Part I
Financial Information:

	Condensed Consolidated Balance Sheets -
	March 31, 2007 (unaudited) and December 31, 2006 (audited)	3

	Condensed Consolidated Statements of Income -
	Three Months Ended March 31, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2007 and 2006 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	7

	Management Discussion and Analysis of Financial Condition
	and Results of Operations	12

Part II

	Exhibits	14
	EX 31.1
	EX 31.2
	EX 32.1

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,857,000	$1,085,000
Accounts receivable-net of allowance for doubtful accounts of $100,000	525,000	448,000
Inventory	8,707,000	8,255,000
Investment securities	1,414,000	1,540,000
Deferred compensation	798,000	673,000
Prepaid expenses and other current assets	3,483,000	2,599,000
Note receivable - current	174,000	174,000
Deferred tax asset	92,000	90,000
Total Current Assets	17,050,000	14,864,000

Property, plant and equipment - net	14,575,000	14,020,000
Trademarks and intangibles - net	6,301,000	6,274,000
Deferred tax asset, net of current portion	418,000	367,000
Note receivable, net of current portion	1,314,000	1,355,000
Other assets	53,000	47,000

TOTAL ASSETS	$39,711,000	$36,927,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,615,000	$2,913,000
Income taxes payable	689,000	535,000
Line of credit	1,906,000	1,256,000
Current maturities of long-term debt	528,000	548,000
Total current liabilities	6,738,000	5,252,000

Long-term debt, net of current portion	3,392,000	3,509,000
Total Liabilities	10,130,000	8,761,000

Stockholders' Equity:

Common stock; par value $.001 per share; 20,000,000 authorized;
13,668,998 and 13,631,898 shares issued and outstanding, respectively	14,000	14,000
Additional paid-in capital	26,752,000	26,629,000
Accumulated other comprehensive income	348,000	334,000
Retained Earnings	7,653,000	6,231,000
	34,767,000	33,208,000

Less: cost of 274,184 and 210,902 shares of common stock in treasury	(1,994,000)	(1,686,000)
Less: unearned compensation	(3,192,000)	(3,356,000)
Total Stockholders' Equity	29,581,000	28,166,000

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$39,711,000	$36,927,000

See accompanying notes to condensed consolidated financial statement.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Revenue	$20,089,000	$19,183,000
Cost of sales	5,058,000	4,778,000
Gross Profit	15,031,000	14,405,000

Selling, general, and administration	12,792,000	11,318,000

Income from operations	2,239,000	3,087,000

Other income/(expense)
Interest expense	(95,000)	(89,000)
Loss on Sale of Consumers Choice Systems	-	(323,000)
Stock compensation expense	(241,000)	(33,000)
Interest income	33,000	98,000
Other expense	51,000	79,000
	(252,000)	(268,000)

Net income before provision for income taxes	1,987,000	2,819,000
Provision for income tax (expense)	(565,000)	(1,125,000)

Net income	1,422,000	1,694,000

Basic earnings per share	$0.11	$0.13
Diluted earnings per share	$0.10	$0.13

Weighted average shares outstanding -
Basic	12,899,543	12,965,518
Diluted	13,690,788	13,474,411

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,422,000	$1,694,000
Adjustments to reconcile net income to net cash
provided by operating activities from
continuing operations:
Depreciation and amortization	702,000	759,000
Realized (gain) loss on investment securities	32,000	(19,000)
Loss on sale of Consumer Choice Systems	-	323,000
Common stock issued for services	21,000	33,000
Stock options vested during period	77,000	18,000
Excess tax benefits from shared-based payment arrangements	30,000	(6,000)
Vesting of unearned compensation	164,000	15,000
Net change in other comprehensive (loss) income	14,000	(55,000)
Deferred income taxes	(53,000)	(262,000)

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(76,000)	79,000
(Increase) decrease in inventory	(452,000)	46,000
(Increase) decrease in prepaid expenses & other current assets	(885,000)	835,000
(Increase) in deferred compensation	(125,000)	(102,000)
Decrease in other assets	(6,000)	(1,000)
Increase in accounts payable and accrued expenses	701,000	652,000
(Decrease) in deferred tax liability	-	(191,000)
Increase (decrease) in income taxes payable	154,000	(416,000)
Net cash provided by operating activities	1,720,000	3,402,000

Cash Flow from Investing Activities:
(Purchase) sale of investment securities, net	97,000	(44,000)
(Purchase) of property and equipment	(1,044,000)	(763,000)
(Purchase) of intangible assets	(240,000)	(150,000)
Net cash (used in) investing activities	(1,187,000)	(957,000)

Cash Flow from Financing Activities:
Issuance of common stock, options and warrants	24,000	13,000
(Repayment) of long-term debt, net	(137,000)	(155,000)
Increase in line of credit	650,000	-
Decrease in note receivable	41,000	-
Excess tax benefits from share-based payment arrangements	(30,000)	6,000
(Purchase) of treasury stock	(309,000)	-
Net cash provided by (used in) financing activities	239,000	(136,000)

NET INCREASE IN CASH AND
CASH EQUIVALENTS	772,000	2,309,000

Cash and cash equivalents - beginning of the period	1,085,000	1,484,000

Cash and cash equivalents - end of period	$1,857,000	$3,793,000

Supplemental disclosure of cash flow information:
Interest paid	$95,000	$89,000
Income taxes	$464,000	$1,231,000

Supplemental disclosure of non cash activity:
Common stock issued to executives over 6-year vesting period	$-	$3,373,000
Common shares issued for options and warrants	$-	$384,000
Options vested during period	$77,000	$18,000
Common stock issued for services	$21,000	$33,000
Line of credit converted to long-term debt	$-	$369,000

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Supplemental disclosure of non cash activity:
Sale of Consumer Choice Systems
Inventory	$-	$358,000
Accounts Receivable	-	131,000
Intangible assets, net	-	1,337,000
Note receivable	-	(1,503,000)
Loss on sale of Consumer Choice Systems	-	(323,000)
	$-	$-

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
General

1.	Basis of Presentation

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

	As of March 31, 2007		As of December 31, 2006

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$6,566,000	$1,817,000	$6,346,000	$1,635,000
Non-compete agreements	840,000	840,000	840,000	840,000
Trademarks and patents	1,726,000	174,000	1,707,000	143,000

Total	$9,132,000	$2,831,000	$8,893,000	$2,618,000

Amortization expense for the three months ended March 31, 2007 and 2006 was as follows:

	2007	2006
Customer lists	$182,000	419,000
Non-compete agreements	-	97,000
Trademarks and patents	31,000	20,000

Total Trademarks and Intangibles	$213,000	$536,000

Amortization expense is included in selling, general and administrative expenses.

5.	Fixed Assets

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

Medifast realized a $1,503,000 note receivable as a result of the sale of Consumer Choice Systems on January 17, 2006 to a former board member. The note has a 10-year term with imputed interest of 4% collateralized by 50,000 shares of Medifast stock and all the assets of Consumer Choice Systems. The amount of principal to be collected over each of the next 5 years is $183,000 per year with the remaining amount collectible thereafter of $495,000.

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

Unearned compensation represents shares issued to executives that will be vested over a 5-6 year period. These shares will be amortized over the vesting period in accordance with FASB 123(R). The expense related to the vesting of unearned compensation was $77,000 and $18,000 at March 31, 2007 and March 31, 2006, respectively.

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

	Three Months Ended
	03/31/07	03/31/06
Net income, as reported	$1,422,000	$1,694,000
Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects	77,000	11,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(77,000)	(11,000)

Net income, pro forma	$1,422,000	$1,694,000

Earning per share:
Basic, as reported	$0.11	$0.13
Basic, pro forma	$0.11	$0.13
Diluted, as reported	$0.10	$0.13
Diluted, pro forma	$0.10	$0.13

For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31, 2007	March 31, 2006
Dividend yield	0.0%	0.0%
Expected volatility	0.70	0.70
Risk-free interest rate	4.70%	4.5%
Expected life in years	1-5	1-5

The following summarizes the stock option activity for the Three Months ended March 31, 2007:

	March 31, 2007

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)

Outstanding, December 31, 2006	321,579	3.76
Options granted
Options reinstated
Options exercised	(27,500)	0.89
Options forfeited or expired

Outstanding March 31, 2007	294,079	4.16	3.01
Options exercisable, March 31, 2007	204,077	2.75	2.63

Options available for grant at end of year	928,421

10.	Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. This standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. This standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

General
Three Months Ended March 31, 2007 and March 31, 2006

Revenue: Revenue increased to $20.1 million for the first three months of 2007 as compared to $19.2 million for the first three months of 2006, an increase of $900,000 or 5%. The direct marketing sales channel accounted for 60% of total revenue, Take Shape for Life 30%, doctors 5%, and clinics 5%. As compared to the first three months of 2006, the direct response sales channel revenue increased by 4%. Direct response is normally fueled primarily by consumer advertising, however, in the first quarter of 2006 it was also fueled largely by a substantial editorial placement in a major consumer publication at no cost to the Company. Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by 6% year-over-year. The Company’s clinic division which began operating under the Medifast Weight Control Center name in late 2006, increased sales by 21% as compared to the first quarter of 2006.

Throughout the fourth quarter of 2006, the Company expanded the direct response marketing department to evaluate and analyze the past year’s media effectiveness and to more effectively spend the Company’s increased advertising budget in 2007. In the fourth quarter of 2006, the Company analyzed the past years overall campaign metrics such as response rates, closing rates and media costs in order to improve on these metrics moving forward. The first quarter of 2007 was largely spent applying knowledge gained from this analysis to utilize the most effective aspects of the 2006 advertising campaigns. This was done to both show the improvements in the campaigns execution, while also utilizing the first quarter to create new advertising campaigns that were launched at the end of the first quarter and will continue to roll out with larger spend throughout the remainder of 2007. This strategy, led to improved month-to-month return on advertising dollars throughout the first quarter of 2007. As compared to our 2006 advertising campaign, the 2007 campaign includes new 60 second TV commercials, long-form television infomercials, an expanded presence on the web, and new creative for our print and radio advertisements. The Company anticipates the quarterly advertising budget to increase throughout the second and third quarter of 2007. In the first quarter of 2007, the Company spent $4.3 million on direct response marketing.

The Take Shape for Life network grew 6% year-over-year as the Company continues focusing on providing tools to help the network recruit additional health coaches. The Company made substantial investment in 2006 to provide the health coaches with a comprehensive business tool that will drive recruiting within the Organization as well as lead to a higher lifetime value of customers and health coaches. In Q1 of 2007, the Take Shape for Life Network was in the beginning stages of recruiting growth and this will remain a focus throughout the remainder of 2007.

Medifast Weight Control Centers are currently operating in 10 locations in Texas and Florida. In Q1 of 2007, the Clinics realized sales growth of 21% compared to Q1 of 2006. Additional clinics will be opened in Florida and Texas throughout Q2 and Q3. This model will be available for franchise opportunities toward the end of the second quarter.

Throughout the fourth quarter of 2006 and the first quarter of 2007, the Company has continued to invest in the executive expertise necessary to drive the Medifast direct response and Take Shape for Life models, which represent 90% of the total business revenue, along with the Information Technology infrastructure expertise to support both of these hi-tech business models. The hiring of Richard Zeeb, VP of Direct Response Marketing, Rodman Heckman, EVP Take Shape for Life, and John Hamilton, Chief Information Officer, who each have extensive years of specific industry experience has provided the Company the expertise needed in each of these critical areas. The timing of these hires did not allow them to have their full potential impact on the business in the first quarter of 2007, however, we expect based on current Company trends and these individuals industry histories, that the Company will recognize significant improvements in their division’s effectiveness in both the short and long term.

Costs and Expenses: Cost of revenue increased $280,000 to $5.1 million in the first three months of 2007 from $4.8 million in 2006. As a percentage of sales, gross margin remained at approximately 75% for the first quarter of 2007 and 2006.

Other Income/Expense: Stock compensation expense for the first three months of 2006 was $241,000 as compared to $33,000 in 2006. This expense represents the vesting of share-based compensation to key executives over five and six year terms. The Company has reviewed unvested options and concluded that the effects of FASB 123R are immaterial.

Income taxes:  For the first three months of 2007, we recorded $565,000 in income tax expense, which represents an annual effective rate of 28%. For the first three months of 2006, we recorded income tax expense of $1.1 million which reflected an estimated annual effective tax rate of 39%. The Company anticipates a tax rate of approximately 36-38% in 2007.

Net income: Net income was $1.4 million in the first three months of 2007 as compared to $1.7 million in the first three months of 2006, which reflected a decrease of $300,000 or 18%.

Seasonality

The Company's weight management products and programs have historically been subject to seasonality. Traditionally the holiday season in November/December of each year is considered poor for diet control products and services. January and February generally show increases in sales, as these months are considered the commencement of the “diet season.” In 2007, seasonality has not been a significant factor. This is largely due to the increase in the consumer’s awareness of the overall health and nutritional benefits accompanied with the use of the Company’s product line. As consumers continue to increase their association of nutritional weight loss programs with overall health, seasonality will continue to decrease.

Inflation

To date, inflation has not had a material effect on the Company’s business.

Item 5. Other Information
Litigation:

There was no material pending or threatened litigation as of 3/31/07.

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

Internal Control Policy: As of March 31, 2007, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. In connection with this evaluation, no change in the Company’s internal control over financial reporting was identified that occurred during the period covered by this report that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

Forward Looking Statements: Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management’s expectations for fiscal year 2003 and beyond, are forward-looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company’s expectations. The Company cautions investors not to place undue reliance on forward-looking statements which speak only to management’s experience on this data.

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