Form 10-Q
period 2007-06-30
MEDIFAST INC
filed 2007-08-09
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2007
Common stock, $.001 par value per share	13,669,098 shares

Index

Part I
Financial Information:

	Condensed Consolidated Balance Sheets -
	June 30, 2007 (unaudited) and December 31, 2006 (audited)	3

	Condensed Consolidated Statements of Income -
	Three and Six Months Ended June 30, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2007 and 2006 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	7

	Management Discussion and Analysis of Financial Condition
	and Results of Operations	14

Part II

	Exhibits	21
	EX 31.1
	EX 31.2
	EX 32.1

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
		(Restated)
	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$2,923,000	$1,085,000
Accounts receivable-net of allowance for doubtful accounts	416,000	448,000
of $100,000
Inventory	8,483,000	8,255,000
Investment securities	1,571,000	1,540,000
Deferred compensation	837,000	673,000
Prepaid expenses and other current assets	3,301,000	2,599,000
Note receivable - current	174,000	174,000
Current portion of deferred tax asset	101,000	90,000
Total current assets	17,806,000	14,864,000

Property, plant and equipment - net	14,862,000	14,020,000
Trademarks and intangibles - net	5,516,000	5,874,000
Deferred tax asset, net of current portion	681,000	517,000
Note receivable, net of current assets	1,282,000	1,355,000
Other assets	79,000	47,000

TOTAL ASSETS	$40,226,000	$36,677,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,185,000	$2,913,000
Income taxes payable	-	535,000
Line of credit	407,000	1,256,000
Current maturities of long-term debt	790,000	548,000
Total current liabilities	5,382,000	5,252,000

Other liabilities and deferred credits
Long-term debt, net of current portion	4,452,000	3,509,000
Total liabilities	9,834,000	8,761,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized;
13,669,098 and 13,631,898 shares issued and outstanding	14,000	14,000
Additional paid-in capital	26,728,000	26,629,000
Accumulated other comprehensive income	386,000	334,000
Retained earnings	8,263,000	5,981,000
	35,391,000	32,958,000
Less: cost of 249,184 and 210,902 shares of common stock in treasury	(1,971,000)	(1,686,000)
Less: Unearned compensation	(3,028,000)	(3,356,000)
Total stockholders' equity	30,392,000	27,916,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,226,000	$36,677,000

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Revenue	$22,041,000	$19,954,000	$42,130,000	$39,137,000
Cost of sales	5,363,000	4,853,000	10,421,000	9,631,000
Gross Profit	16,678,000	15,101,000	31,709,000	29,506,000

Selling, general, and administration	15,233,000	12,751,000	28,350,000	24,196,000

Income from operations	1,445,000	2,350,000	3,359,000	5,310,000

Other income/(expense)
Interest expense	(102,000)	(92,000)	(197,000)	(181,000)
Interest income	39,000	56,000	72,000	89,000
Other income	37,000	18,000	88,000	161,000
	(26,000)	(18,000)	(37,000)	69,000

Income before provision for income taxes	1,419,000	2,332,000	3,322,000	5,379,000
Provision for income tax (expense)	(510,000)	(884,000)	(1,040,000)	(1,921,000)

Net income	909,000	1,448,000	2,282,000	3,458,000

Basic earnings per share	$0.07	$0.11	$0.18	$0.27
Diluted earnings per share	$0.07	$0.11	$0.17	$0.25

Weighted average shares outstanding -
Basic	12,933,559	12,618,379	12,917,400	12,603,903
Diluted	13,699,721	13,615,708	13,683,562	13,601,232

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
		(Restated)
Cash flows from operating activities:
Net income	$2,282,000	$3,458,000
Adjustments to reconcile net income to net cash
provided by operating activities from
continuing operations:
Depreciation and amortization	1,655,000	1,070,000
Realized (gain) loss on investment securities	71,000	(49,000)
Loss on sale of Consumer Choice Systems	-	323,000
Common stock issued for services	21,000	49,000
Stock options vested during period	77,000	18,000
Excess tax benefits from share-based payment arrangements	(30,000)	(6,000)
Vesting of unearned compensation	328,000	181,000
Net change in other comprehensive (loss)	52,000	(143,000)
Deferred income taxes	(175,000)	(643,000)

Changes in assets and liabilities:
Decrease in accounts receivable	32,000	137,000
(Increase) in inventory	(228,000)	(1,581,000)
(Increase) decrease in prepaid expenses & other current assets	(702,000)	488,000
(Increase) in deferred compensation	(163,000)	(42,000)
(Increase) in prepaid taxes	-	(311,000)
(Increase) in other assets	(32,000)	(55,000)
Increase in accounts payable and accrued expenses	1,272,000	1,217,000
(Decrease) in income taxes payable	(535,000)	(899,000)
Net cash provided by operating activities	3,925,000	3,212,000

Cash Flow from Investing Activities:
Sales of investment securities	(102,000)	(25,000)
(Purchase) of property and equipment	(1,856,000)	(1,737,000)
(Purchase) of intangible assets	(283,000)	(409,000)
Net cash (used in) investing activities	(2,241,000)	(2,171,000)

Cash Flow from Financing Activities:
Issuance of common stock, options and warrants	24,000	254,000
Repayment of long-term debt, net	(314,000)	(276,000)
Increase in line of credit, net	650,000	(18,000)
Decrease in note receivable	73,000	-
Excess tax benefits from share-based payment arrangements	30,000	6,000
(Purchase) of treasury stock	(309,000)	-
Net cash provided by (used in) financing activities	154,000	(34,000)

NET INCREASE IN CASH AND
CASH EQUIVALENTS	1,838,000	1,007,000

Cash and cash equivalents - beginning of the period	1,085,000	1,484,000

Cash and cash equivalents - end of period	$2,923,000	$2,491,000

Supplemental disclosure of cash flow information:
Interest paid	$197,000	$181,000
Income taxes	$1,403,000	$2,977,000

Supplemental disclosure of non cash activity:
Common stock issued to executives over 6-year vesting period	$-	$3,373,000
Common shares issued for options and warrants	$-	$384,000
Options vested during period	$77,000	$18,000
Common stock issued for services	$21,000	$49,000
Line of credit converted to long-term debt	$1,506,000	$-

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
		(Restated)

Supplemental disclosure of non cash activity:
Sale of Consumer Choice Systems
Inventory	$-	$358,000
Accounts Receivable	-	131,000
Intangible assets, net	-	1,337,000
Note receivable	-	(1,503,000)
Loss on sale of Consumer Choice Systems	-	(323,000)
	$-	$-

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
General

1.	Basis of Presentation

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

Inventories consist principally of finished packaged foods, packaging and raw materials held in either the Company’s manufacturing facility or distribution warehouse. Inventories are valued with cost determined using the first-in, first-out (FIFO) method.

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

In addition, the Company has acquired other intangible assets, which include: customer lists, non-compete agreements, trademarks, patents, and copyrights. The non-compete agreements are being amortized over the legal life of the agreements ranging between 3 to 7 years. The customer lists are being amortized over a period ranging between 5 and 7 years based on management’s best estimate of the expected benefits to be consumed or otherwise used up. The costs of patents and copyrights are amortized over 5 and 7 years based on their estimated useful life, while trademarks representing brands with an infinite life, and are carried at cost and tested annually for impairment as outlined below. Goodwill and other intangible assets are tested annually for impairment in the fourth quarter, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company assesses the recoverability of its goodwill and other intangible assets by comparing the projected undiscounted net cash flows associated with the related asset, over their remaining lives, in comparison to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

	As of June 30, 2007		As of December 31, 2006
			(Restated)	(Restated)
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$5,813,000	$2,493,000	$5,587,000	$1,969,000
Non-compete agreements	840,000	840,000	840,000	840,000
Trademarks, patents, and copyrights
finite life	1,614,000	327,000	1,557,000	210,000
infinite life	909,000	-	909,000	-
Total	$9,176,000	$3,660,000	$8,893,000	$3,019,000

Amortization expense for the six months ended June 30, 2007 and 2006 was as follows:

		(Restated)
	2007	2006
Customer lists	$524,000	386,000
Non-compete agreements	-	179,000
Trademarks and patents	117,000	59,000

Total Trademarks and Intangibles	$641,000	$624,000

Amortization expense is included in selling, general and administrative expenses.

5.	Fixed Assets

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

9.	Deferred Compensation Plans

We maintain a non-qualified deferred compensation plan for Senior Executive management. Currently, Bradley MacDonald is the only participant in the plan. Under the deferred compensation plan that became effective in 2003, executive officers of the Company may defer a portion of their salary and bonus (performance-based compensation) annually. A participant may elect to receive distributions of the accrued deferred compensation in a lump sum or in installments upon retirement

Each participating officer may request that the deferred amounts be allocated among several available investment options established and offered by the Company. These investment options provide market rates of return and are not subsidized by the Company. The benefit payable under the plan at any time to a participant following termination of employment is equal to the applicable deferred amounts, plus or minus any earnings or losses attributable to the investment of such deferred amounts. The Company has established a trust for the benefit of participants in the deferred compensation plan. Pursuant to the terms of the trust, as soon as possible after any deferred amounts have been withheld from a plan participant, the Company will contribute such deferred amounts to the trust to be held for the benefit of the participant in accordance with the terms of the plan and the trust.

Retirement payouts under the plan upon an executive officer’s retirement from the Company are payable either in a lump-sum payment or in annual installments over a period of up to ten years. Upon death, disability or termination of employment, all amounts shall be paid in a lump-sum payment as soon as administratively feasible.

10.	Share Based Payments

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

Unearned compensation represents shares issued to executives that will be vested over a 5-6 year period. These shares will be amortized over the vesting period in accordance with FASB 123(R). The expense related to the vesting of unearned compensation was $77,000 and $181,000 at June 30, 2007 and June 30, 2006, respectively.

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

	Three Months Ended		Six Months Ended
	06/30/07	06/30/06	06/30/07	06/30/06
Net income, as reported	$909,000	$1,448,000	$2,282,000	$3,458,000
Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects	-	11,000	77,000	11,000
Deduct: Total stock-based employee compensation	-	(11,000)	(77,000)	(11,000)
expense determined under fair value based method
for all awards, net of related tax effects
Net income, pro forma	$909,000	$1,448,000	$2,282,000	$3,458,000

Earning per share:
Basic, as reported	$0.07	$0.11	$0.18	$0.27
Basic, pro forma	$0.07	$0.11	$0.18	$0.27
Diluted, as reported	$0.07	$0.11	$0.17	$0.25
Diluted, pro forma	$0.07	$0.11	$0.17	$0.25

For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	June 30, 2007	June 30, 2006
Dividend yield	0.0%	0.0%
Expected volatility	0.70	0.70
Risk-free interest rate	4.70%	4.5%
Expected life in years	1-5	1-5

The following summarizes the stock option activity for the Six Months ended June 30, 2007:

	June 30, 2007

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)

Outstanding, December 31, 2006	321,579	3.76
Options granted
Options reinstated
Options exercised	(27,500)	0.89
Options forfeited or expired

Outstanding June 30, 2007	294,079	4.16	2.57
Options exercisable, June 30, 2007	204,077	2.75	2.33

Options available for grant at end of year	928,421

10.	Recent Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, and (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact FAS 158 will have on the Company’s consolidated financial condition, results of operations, cash flows or disclosures.

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

In February, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” including an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applicable to all entities with available-for-sale and trading securities. SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value. Eligible items include recognized financial assets and liabilities other than investments or interests which an entity is required to consolidate, financial assets or liabilities recognized under leases, deposit liabilities of financial institutions, or financial instruments that are classified by the issuer as a component of shareholders’ equity. Also eligible are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, non-financial insurance contracts and warranties that the issuer can settle by paying a third party to provide those goods or services, and host financial instruments that result from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument. SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. This pronouncement has no effect on the Company at this time.

11.	Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, returns and other potential adjustments upon shipment and passing of risk to the customer and when estimates of are reasonably determinable, collection is reasonably assured and the Company has no further performance obligations.

12.	Restatements

The June 30, 2006 financial statements have been restated to increase amortization expense on customer lists by $27,000. Net income for the quarter-ended June 30, 2006 decreased by $27,000 from $1,475,000 to $1,448,000 and retained earnings decreased from $4,301,000 to $4,274,000. The restatement decreased basic earnings per share by $.01 from $.12 to $.11. Diluted earnings per share remained unchanged at $.11.

13.	Business Segments

Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker about how to allocate resources and in assessing performance. The Company has two reportable operating segments: Medifast and All Other. The Medifast reporting segment consists of the following distribution channels: Medifast Direct, Take Shape for Life, and Doctors and Clinics. The All Other reporting segments consist of Hi-Energy and Medifast Weight Control Centers, the Company’s parent company operations, as well as the Consumer Choice Systems, Inc. division which was sold in January of 2006.

The accounting policies of the segments are the same as those of the Company. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.

The following tables present segment information for the three and six month periods ended June 30, 2007 and June 30, 2006:

	Three Months Ended June 30, 2007
	Medifast	All Other	Consolidated

Revenues, net	20,929,000	1,112,000	22,041,000
Cost of Sales	5,233,000	130,000	5,363,000
Other Selling, General and Adminstrative Expenses	13,194,000	1,136,000	14,330,000
Depreciation and Amortization	576,000	290,000	866,000
Interest (net)	97,000	(34,000)	63,000
Provision for income taxes	510,000	-	510,000
Net income (loss)	1,319,000	(410,000)	909,000

Segment Assets	23,341,000	16,885,000	40,226,000

	Three Months Ended June 30, 2006
	Medifast	All Other	Consolidated

Revenues, net	19,183,000	771,000	19,954,000
Cost of Sales	4,741,000	112,000	4,853,000
Other Selling, General and Adminstrative Expenses	10,851,000	1,123,000	11,974,000
Depreciation and Amortization	317,000	442,000	759,000
Interest (net)	71,000	(35,000)	36,000
Provision for income taxes	884,000	-	884,000
Net income (loss)	2,319,000	(871,000)	1,448,000

Segment Assets	18,637,000	15,250,000	33,887,000

	Six Months Ended June 30, 2007
	Medifast	All Other	Consolidated

Revenues, net	40,210,000	1,920,000	42,130,000
Cost of Sales	10,186,000	235,000	10,421,000
Other Selling, General and Adminstrative Expenses	23,859,000	2,748,000	26,607,000
Depreciation and Amortization	1,081,000	574,000	1,655,000
Interest (net)	186,000	(61,000)	125,000
Provision for income taxes	1,040,000	-	1,040,000
Net income (loss)	3,858,000	(1,576,000)	2,282,000

Segment Assets	23,341,000	16,885,000	40,226,000

	Six Months Ended June 30, 2006
	Medifast	All Other	Consolidated

Revenues, net	37,628,000	1,509,000	39,137,000
Cost of Sales	9,404,000	227,000	9,631,000
Other Selling, General and Adminstrative Expenses	20,436,000	2,529,000	22,965,000
Depreciation and Amortization	698,000	372,000	1,070,000
Interest (net)	154,000	(62,000)	92,000
Provision for income taxes	1,921,000	-	1,921,000
Net income (loss)	5,015,000	(1,557,000)	3,458,000

Segment Assets	18,637,000	15,250,000	33,887,000

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 of the consolidated financial statements.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management considers the following accounting estimates to be the most critical in preparing our consolidated financial statements. These critical accounting estimates have been discussed with our audit committee.

Revenue Recognition. Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, returns and other potential adjustments upon shipment and passing of risk to the customer and when estimates of are reasonably determinable, collection is reasonably assured and the Company has no further performance obligations.

Impairment of Fixed Assets and Intangible Assets.    We continually assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and our operating performance. Future events could cause us to conclude that impairment indicators exist and the carrying values of fixed and intangible assets may be impaired. Any resulting impairment loss would be limited to the value of net fixed and intangible assets.

Income Taxes. In the preparation of consolidated financial statements, the Company estimates income taxes based on diverse legislative and regulatory structures that exist in jurisdictions where the company conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary differences due to differing treatment of certain items for accounting and income tax purposes. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character amount and timing to result in their recovery. A valuation allowance is established when management determines that it is more likely than not that a deferred tax asset will not be realized to reduce the assets to their realizable value. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing probable exposures related to tax matters. The Company’s tax returns are subject to audit and local taxing authorities that could challenge the company’s tax positions. The Company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

Allowance for doubtful accounts. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors including the aging of the receivable portfolio, customer payment trends, and financial condition of the customer, industry conditions and overall credibility of the customer. Actual amounts could differ significantly from our estimates.

General

Six Months Ended June 30, 2007 and June 30, 2006

Revenue: Revenue increased to $42.1 million for the first six months of 2007 as compared to $39.1 million for the first six months of 2006, an increase of $3,000,000 or 8%. The direct marketing sales channel accounted for 58% of total revenue, Take Shape for Life 30%, doctors 6%, and clinics 6%. As compared to the first six months of 2006, the direct response sales channel revenue increased by 4%. Direct response is fueled primarily by consumer advertising via print, TV, web, and radio, however, in the first quarter of 2006 it was also fueled largely by a substantial editorial placement in a major consumer publication at no cost to the Company. Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by 11% year-over-year. The Company’s doctor’s sales increased by 15% compared to the first six months of 2006. The Company’s clinic division which began operating under the Medifast Weight Control Center name in late 2006, increased sales by 16% as compared to the first six months of 2006.

The Take Shape for Life division grew 11% year-over-year. This growth can largely be attributed to the tools and training that led to an increase in the ability of the division to both promote growth in recruiting of health coaches, as well as better supporting this growth as it occurs. This continued investment proved to be a large part of the current growth trends in Take Shape for Life sales, as well as the number of active health coaches. The number of active health coaches grew to 1,600 at the end of the second quarter 2007 compared to 1,200 at the same time period in 2006, an increase of 33%. This recent growth in health coaches was recently observed in July of 2007, with over 80% attendance growth at the 2007 National Convention compared to the attendance at the 2006 Convention. The company believes that the growth in health coach activity is a positive trend that should continue, and will lead to significant revenue growth in the near future

The Medifast Weight Control Centers, which represent approximately 6% of the Company’s overall revenues, are currently operating in 9 locations in Dallas and Orlando. In the first six months of 2007, the Company experienced revenue growth of 16% versus the same time period last year. The average monthly revenue per clinic also witnessed significant growth of 48%, averaging $34,000 per clinic in 2007. In the expanding Dallas, TX market, the average monthly revenue per clinic is approximately $50,000. In the estimated $40 billion weight loss and health living industry, the brick and mortar clinic model has always made up a significant portion of overall sales. Medifast has incorporated this model with the creation of the Medifast Weight Control Centers. The clinic division of Medifast offers an optional medical model where patients are over sighted by a doctor and nurse practitioner and have the ability to utilize appetite suppressant medications along with their Medifast program. The recent growth in this division has proven that the model is in high demand from a select portion of the weight loss consumers. The Company believes that with the recent industry launches of over-the-counter and anticipated launches of prescription appetite suppressant medications that this model will continue to grow. Therefore, throughout the 2nd quarter, the Company invested in the infrastructure of its medical clinic model. The major aspects of the investment in this division included an expanded executive team, the creation of a point of sale system, a robust customer data tracking system, finalizing the franchise opportunity documentation, and the beginning stages of expansion into several new locations. The Company believes this business will be a major driver of revenues and profits for the Medifast business as it continues to expand. The Company plans to continue the expansion of the Medifast Weight Control Centers with both additional corporate locations as well as offering the model through a franchise opportunity.

Overall, selling, general and administrative expenses increased by $4.2 million as compared to the first six months of 2006. The majority of the increase was due to investments in the Company’s future advertising campaigns, along with the necessary infrastructure support tools to allow the future campaigns to improve in effectiveness. Advertising expense for the first six months of 2007 was approximately $10 million compared to $7.5 million for the same period last year. In the prior year, the Company benefited from a substantial editorial placement in a major consumer publication at no cost to the Company. During 2007, the Company has invested in multiple celebrity endorsement contracts as well as increased public relations expense to focus on increasing brand awareness that will benefit our future advertising campaigns. Salaries and benefits increased by approximately $800,000 for the six months ended June 30, 2007 as the Company hired additional expertise in critical areas in order to assist in future growth and meet regulatory needs. This primarily includes IT, nutrition and product development, marketing, Medifast Weight Control Centers, and Take Shape for Life. Take Shape for Life commission expense, which is completely variable based upon revenue, increased by approximately $500,000. Communication expense which includes outsourced call centers increased by $350,000 due to two outsourced call centers handling calls relating to TV, print, and Take Shape for Life sales. The Company has spent a significant amount of time and materials in the first half of 2007 building the future call center infrastructure with related technology and personnel. This investment will soon allow the call center to increase the percentage of advertising calls to be handled in-house. It is believed that this initiative will amount to significant savings and improved closing rates in the future. The reduction of the outsourced call center expenses will occur in stages throughout the remainder of 2007 and early into 2008. Other expenses increased by $200,000, which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes. Stock compensation expense increased by $208,000 as compared to the first six months of 2006 as stock awards vest over 5 and 6 year terms for executives. These increases were offset by an approximately $50,000 decrease in office expense and the absence of a $323,000 loss resulting from the sale of the Consumer Choice Systems division in the first quarter of 2006.

Costs and Expenses: Cost of revenue increased $790,000 to $10.4 million in the first six months of 2007 from $9.6 million in 2006. As a percentage of sales, gross margin remained at approximately 75% for the first six months of 2007 and 2006.

Income taxes:  For the first six months of 2007, we recorded $1,040,000 in income tax expense, which represents an annual effective rate of 31.3%. For the first six months of 2006, we recorded income tax expense of $1,921,000 which reflected an estimated annual effective tax rate of 35.7%. The Company anticipates a tax rate of approximately 36-38% in 2007.

Net income: Net income was $2.3 million in the first six months of 2007 as compared to $3.5 million in the first six months of 2006, which reflected a decrease of $1.2 million or 34%. The decrease was directly related to the initiatives of the Company to create its new advertising campaign and improve future capabilities to increase advertising effectiveness. Additionally, the Company did not have the benefit of the no cost editorial publication that occurred in the first quarter of 2006 that led to significant profits.

Three Months Ended June 30, 2007 and June 30, 2006

Revenue: Revenue increased to $22 million for the three months ended June 30, 2007 as compared to $20 million for the same period in 2006, an increase of $2.1 million or 10%. The direct marketing sales channel accounted for 58% of total revenue, Take Shape for Life 31%, doctors 5%, and clinics 6%. As compared to the three months ended June 30, 2006, the direct response sales channel revenue increased by 4%. Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by 16% year-over-year. Doctors sales increased 13% as compared to prior year and the Company’s clinic division, which began operating under the Medifast Weight Control Center name in late 2006, increased sales by 28% as compared to the quarter-ended June 30, 2006.

Throughout the second quarter of 2007 the Company spent significant time and materials investing in the future growth capabilities of the Medifast business. This included building internal technical and personnel abilities, strategic alliances with industry leaders, and large investments in future advertising campaigns and awareness of the Medifast brand.

The Company believes that the expenses associated with investing in these necessary areas for future growth will be recognized in the near term and well into the future. Several of these expenses include two celebrity endorsement contracts for future advertising campaigns, investment in public relations efforts for building brand awareness, a state of the art in-house call center infrastructure to include a phone system and experienced call center personnel to make it effective, and investments in technical capabilities for several of the Medifast business models. The Company believes these expenses and improvements, which were largely associated with the future advertising campaign, will lead to a more effective advertising spend moving forward, and the ability to significantly increase the run rate of the advertising spend as the effectiveness is proven.

The Company believes that these expenses will prove to be the infrastructure building blocks of the future growth in the Medifast business. While building for the future, the Company spent significant time analyzing the current metrics of the business and the overall industry. The knowledge gained from this effort allow for significant tracking improvements in the Company’s core metrics as it moves forward. These metrics include but are not limited to, advertising response rates, customer closing rates via web and telephone, lifetime value of consumers, customer success statistics across our multiple channels and media costs. The Company made noteworthy advances in its ability to track these metrics, and is confident that with the investments it has placed in its future advertising campaigns and internal capabilities, that these metrics should continue to improve as it moves forward.

In the second quarter of 2007, the Company also continued to spend on the infrastructure necessary to meet the requirements of being a micro cap public company in today’s regulatory environment. In 2006, the Company was required to become Sarbanes-Oxley compliant, and successfully obtained an unqualified opinion from its auditors. In 2007, the Company has invested in both systems and personnel to maintain compliance and ensure the highest level of internal control over financial reporting.

In the second quarter of 2007 selling, general, and administrative expenses increased by $2.5 million as compared to Q2 of 2006. The majority of the increase was due to the category of advertising expense increasing by approximately $1.2 million as compared to the prior year. Advertising expense for Q2 of 2007 was approximately $5.7 million compared to $4.5 million for the same period last year. The primary reason for the increase in advertising expense was due to increased spending on future campaigns that include celebrity endorsement contracts, and the public relations and promotions associated with them, that the Company feels will increase sales and exposure of the Medifast brand. Salaries and benefits increased by approximately $500,000 in the quarter as the Company hired additional expertise in critical areas in order to assist in future growth. This primarily includes IT, nutrition and product development, marketing, Medifast Weight Control Centers, and Take Shape for Life. The salaries are attributed to the investing of internal abilities to improve capabilities of the Company moving forward. These internal teams were associated with the building of several areas to include the additional capabilities of the Company’s website and call center. One of these major initiatives was the mid June launch of the Company’s auto-ship program. The Company believes that this, along with the many other innovative updates completed, will significantly improve its customer retention strategies, while positively impacting the lifetime value of consumers and providing clearer future revenue expectations from reoccurring customers. Take Shape for Life commission expense, which is directly related to sales, increased by approximately $250,000. Communication expense which includes outsourced call centers increased by $350,000 due to two outsourced call centers handling calls relating to TV, print, and Take Shape for Life sales. Other expenses increased by $250,000, which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes. These increases were offset by an approximately $50,000 decrease in office expense.

The Company has continued to invest in building the platform for the future growth of the business. The building of a seasoned Executive Team with extensive experience and capabilities, along with providing the internal resources required to utilize these capabilities was a core focus of the business throughout the second quarter. The Company believes that each investment has provided positive improvements, however the true effect of these investments will be in the near future as the company continues its long term growth plan.

Costs and Expenses: Cost of revenue increased $510,000 to $5.4 million in Q2 of 2007 from $4.9 million in 2006. As a percentage of sales, gross margin remained at approximately 75% for the second quarter of 2007 and 2006.

Income taxes:  In the second quarter of 2007, we recorded $510,000 in income tax expense, which represents an annual effective rate of 36%. In the second quarter of 2006, we recorded income tax expense of $1 million which reflected an estimated annual effective tax rate of 38%. The Company anticipates a tax rate of approximately 36-38% in 2007.

Net income: Net income was $900,000 million in the second quarter of 2007 as compared to $1.4 million in the second quarter of 2006, which reflected a decrease of $539,000 or 37%. The decrease was directly related to the initiatives of the Company to create its new advertising campaign and improve future capabilities to increase advertising effectiveness through technology and personnel.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment for the Three Months Ended June 30,

	2007		2006
Segments	Sales	% of Total	Sales	% of Total

Medifast	20,929,000	95%	19,183,000	96%
All Other	1,112,000	5%	771,000	4%
Eliminations	0	0%	0	0%
Total Sales	22,041,000	100%	19,954,000	100%

	Net Sales by Segment for the Six Months Ended June 30,

	2007		2006
Segments	Sales	% of Total	Sales	% of Total

Medifast	40,210,000	95%	37,628,000	96%
All Other	1,920,000	5%	1,509,000	4%
Eliminations	0	0%	0	0%
Total Sales	42,130,000	100%	39,137,000	100%

Three Months Ended June 30, 2007 and June 30, 2006

Medifast Segment: The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors and Clinics. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for the three months ended June 30, 2007 and 2006 above.

All Other Segment: The All Other reporting segment consists of the sales of Hi-Energy and Medifast Weight Control Centers. Sales increased by $341,000 year-over year as a result of an increase in Hi-Energy and Medifast Weight Control Centers sales to $1,112,000. The increase in the Hi-Energy and Medifast Weight Control Center’s sales was due to the opening of more clinics in Texas, the closing of less profitable centers, spending increases for advertising, increased advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics. In addition, new programs were developed that extended the lifetime value of each customer.

Six Months Ended June 30, 2007 and June 30, 2006

Medifast Segment: The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors and Clinics. As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the six months ended June 30, 2007 and 2006 above.

All Other Segment: The All Other reporting segment consists of the sales of Hi-Energy and Medifast Weight Control Centers. Sales increased by $411,000 year-over year as a result of an increase in Hi-Energy and Medifast Weight Control Centers sales to $1,920,000. The increase in the Hi-Energy and Medifast Weight Control Center’s sales were due to the opening of more clinics in Texas, the closing of less profitable centers, spending increases for advertising, increased advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics. In addition, new programs were developed that extended the lifetime value of each customer. The “umbrella” effect of Medifast direct advertising has also had an impact on sales by increasing brand recognition as well as walk-in customers.

	Net Profit by Segment for the Three Months Ended June 30,

	2007		2006
Segments	Profit	% of Total	Profit	% of Total

Medifast	1,319,000	145%	2,319,000	160%
All Other	(410,000)	-45%	(871,000)	-60%
Eliminations	0	0%	0	0%
Total Sales	909,000	100%	1,448,000	100%

	Net Profit by Segment for the Six Months Ended June 30,

	2007		2006
Segments	Profit	% of Total	Profit	% of Total

Medifast	3,858,000	169%	5,015,000	145%
All Other	(1,576,000)	-69%	(1,557,000)	-45%
Eliminations	0	0%	0	0%
Total Sales	2,282,000	100%	3,458,000	100%

Three Months Ended June 30, 2007 and June 30, 2006

Medifast Segment: The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors and Clinics. As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the three months ended June 30, 2007 and 2006 above. See footnote 13, “Business Segments” for a detailed breakout of expenses

All Other Segment: The All Other reporting segment consists of the losses of Hi-Energy and Medifast Weight Control Centers, and corporate expenses related to the parent company operations. Year-over-year, the loss in the All Other segment improved by $461,000. The decreased expenses was due to a restructuring of the Hi-Energy and Medifast Weight Control Centers management team, the opening of new profitable centers, while closing less profitable centers. The Hi-Energy and Medifast Weight Control Centers showed an improvement year-over-year of $194,000. Corporate expenses decreased in the second quarter of 2007 as compared to the prior year, which includes auditors fees, attorneys fees, board of director expenses, investor relations, corporate consulting, education and training, and corporate outings. See footnote 13, “Business Segments” for a detailed breakout of expenses.

Six Months Ended June 30, 2007 and June 30, 2006

Medifast Segment: The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors and Clinics. As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the six months ended June 30, 2007 and 2006 above. See footnote 13, “Business Segments” for a detailed breakout of expenses

All Other Segment: The All Other reporting segment consists of the losses of Hi-Energy and Medifast Weight Control Centers, and corporate expenses related to the parent company operations. Year-over-year, the loss in the All Other segment increased by $19,000. These segments include the selling, general, and administrative expenses of the corporate operation, which includes auditor fees, attorneys fees, board of director expenses, investor relations, corporate consulting, education and training, and corporate outings, and the Hi-Energy and Medifast Weight Control Centers. Expenses for the corporate operation increased due to an increase in accounting fees due to the Sarbanes Oxley compliance audit and stock compensation expense for corporate officers. The Hi-Energy and Medifast Weight Control Centers showed an improvement year-over-year of $213,000 associated with expanding the clinic model. See footnote 13, “Business Segments” for a detailed breakout of expenses

Seasonality

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

Item 5. Other Information
Litigation:

Leonard Z. Sotomeyer on December 30, 2003 filed an action in the Supreme Court of the State of New York, County of New York, against his former business partner, David Scheffler, and T-1 Holdings, LLC, and included Medifast, Inc., formerly Heathrite, Inc., as a Defendant, Case 604076-03, seeking monetary damages for failure of his former business partner to compensate him under several consulting agreements with Medifast, Inc. made with H-T Capital, Inc. and derivatively on behalf of T-1 Holdings, LLC. The Court dismissed on Defendants’ motions Sotomeyer’s complaint in its entirety by Order of September 30, 2004. Following an appeal, the Appellate Division, First Department, reinstated the first and second causes of action while affirming the dismissal of Plaintiff’s remaining derivative claims by its decision April 13, 2006. On March 2007 other motions to dismiss the remanded claims filed by Defendants are now pending in the Court awaiting the Court’s ruling. Medifast, Inc. intends to continue to vigorously defend against these claims and does not believe that any decision rendered would materially impact the ongoing operations of Medifast, Inc.

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

Internal Control Policy: As of June 30, 2007, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. In connection with this evaluation, no change in the Company’s internal control over financial reporting was identified that occurred during the period covered by this report that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

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

Medifast, Inc.

BY:	/S/ MICHAEL S. MCDEVITT	August 9, 2007
Michael S. McDevitt
Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal financial officer)

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