Form 10-K/A
period 2005-12-31
MEDIFAST INC
filed 2007-09-06
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

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

COMMON STOCK, PAR VALUE $.001 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 initially filed with the Securities and Exchange Commission on March 15, 2006 is being filed to reflect restatements of Medifast, Inc.’s Consolidated Balance Sheets as of December 31, 2005 and 2004, and the related Consolidated Statements of Income, Cash Flows, and Stockholders’ Equity for each of the three years in the period ended December 31, 2005. These restatements reflect the adjustment detailed in Note R to the Consolidated Financial Statements relating to amortization expense on a customer list acquired in December 2004.

The following sections of this report have been revised to reflect above restatement: Part II – Item 6-Selected Financial Data, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 – Financial Statements and Supplementary Data and Item 9A – Controls and Procedures; and Part IV – Exhibits and Financial Statement Schedules. For the convenience of the reader, this Amendment No. 1 includes, in their entirety, those items in the Original filing not being amended and restated. Except as discussed above, we have not modified or updated the disclosure presented in the Original Annual Report. This Form 10-K/A does not reflect events that have occurred after the filing of the Original Annual Report or modify or update disclosures presented in the Original Annual Report affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission (“SEC”) subsequent to the date of the filing of the Original Annual Report.

In addition, in accordance with applicable SEC rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer.

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

Distribution Channels

The Medifast Lifestyles Program- The Medifast Lifestyles Program is a medically supported network of health care professionals who support patients on the Medifast program. Patients order products directly from Medifast’s website or toll-free number. The Lifestyles medical practitioner ensures that each patient receives personalized attention throughout the weight loss program. Management estimates that more than 15,000 physicians nationwide have prescribed Medifast as a treatment for their overweight patients since 1980, and over an estimated 1 million patients have used its’ products to lose and maintain their weight. Direct-to-consumer sales represent approximately 45% of Medifast, Inc.’s total sales.

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

Take Shape for Life accounts for approximately 35% of Medifast, Inc.’s total sales.

Medifast Physicians and Clinics - Many Medifast physicians have chosen to implement the Medifast program within their practice. These physicians carry an inventory of Medifast products and resell them to patients. They also provide appropriate testing, medical support and evaluations for patients on the program. Physicians can also direct their patients to order directly from Medifast, if they do not have space to stock inventory. Physician sales account for approximately 10% of Medifast, Inc.’s total sales.

Hi-Energy Weight Control Centers - In 2003, the Company acquired Hi-Energy Weight Control Centers, a national company specializing in weight management programs, with weight loss centers in over 50 locations. Hi-Energy Weight Control Centers offer a competitive marketing edge through a regional advertising program, exclusive territories and marketing support. The Company continues to seek out qualified licensees to add to its growing number of weight control clinics nationwide. Additionally, the Company is operating 11 corporately owned clinics that serve as models to attract qualified licensees. Hi-Energy clinics account for approximately 7% of Medifast, Inc.’s total sales.

THE MEDIFAST® BRAND

Medifast is a medically supervised weight management program, which specializes in multidisciplinary patient education programs using the highest quality meal replacement supplements. In recent years Medifast’s core products and programs have continued to expand over a wellness spectrum to include health management products. Medifast offers products specially formulated for diabetics as well as products for women’s health, joint health and coronary health.

In 2003, Medifast began a two-year study with The Johns Hopkins Bloomberg School of Public Health to evaluate the efficacy of its Medifast Plus for Diabetics compared to basic nutrition recommendations by the American Diabetes Association (ADA). Final results showed that participants using Medifast Plus for Diabetics lost twice as much weight and were twice as able to stay on the program as those following the ADA’s guidelines. Additionally, two-thirds of those on the Medifast program lost at least 5% of their weight, which is a standard measure of the Food and Drug Administration's (FDA) threshold to indicate clinically significant weight loss, versus one-quarter of those on the ADA diet. In addition to weight loss, the initial study results indicate that Medifast participants sustained an average 9% decrease in blood fasting glucose and an average 19% decrease in insulin levels.

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

PRODUCTS

The Company offers a variety of weight and disease management products under the Medifast® brand and for select private label customers. The Medifast line includes Medifast® 55, Medifast® 70, Medifast® Plus for Appetite Suppression, Medifast® Plus for Diabetics, Medifast® Plus for Joint Health, Medifast® Plus for Women’s Health, Medifast® Plus for Coronary Health, Medifast® Fit!, Medifast® Take ShapeTM, Medifast® Supplement Bars, Medifast® Creamy Soups, Medifast® Minestrone Soup, Medifast® Hot Cocoa, Medifast® Oatmeals, Medifast® Pro Teas, Medifast® Chicken Noodle Soup, Medifast® Fast Soups, Medifast® Homestyle Chili and Medifast® Multigrain Crackers.

Medifast nutritional products are formulated with high-quality, low-calorie, low-fat ingredients. Many Medifast products are soy based and contain 24 vitamins and minerals, as well as other nutrients essential for good health. The Company uses DuPont Protein Technologies’ Supro® brand soy protein, which is a high-quality complete protein derived from soybeans.

Medifast brand awareness continues to expand through the Company’s marketing campaigns, product development, line extensions, and the Company’s emphasis on quality customer service, technical support and publications developed by the Company’s marketing staff. Medifast products have been proven to be effective for weight and disease management in clinical studies conducted by the U.S. government and Johns Hopkins University. The Company has continued to develop its sales and marketing operations with qualified management and innovative programs. The Company’s facility in Owings Mills, MD manufactures powders and a portion of its supplement bars and subcontracts the production of its Ready-to-Drink products and additional bars.

NEW PRODUCTS

The Company expanded the Medifast product line in 2005 by introducing Medifast® Banana Crème Shake, Medifast® Peach Oatmeal, Medifast® Beef Vegetable Stew, Medifast® Red Bell Pepper Italian dressing, and Medifast® Ranch dressing. Medifast also introduced a line of diabetic products that includes shakes and bars under the Medifast® Maintain line.

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

Hi-Energy Weight Control Centers— During 2005 Hi-Energy provided ongoing support to its licensees as well as to the Company’s 11 corporately owned centers which opened at the end of 2004. This support included marketing materials, ads, on-site trainings, fitness programs, nutritional programs and clinical operation materials and forms. Employees attended professional trade shows, prospected new licensees, and partnered with area physicians to provide Hi-Energy programs and services to local hospitals and private practices.

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

The FDA also requires “medical food” labeling to list the name and quantity of each ingredient and identify the product as a “weight management/modified fasting or fasting supplement” in the labeling.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Medifast Annual Shareholder Meeting was held on September 16, 2005 at the Roland E. Powell Convention Center in Ocean City, Maryland. The shareholders voted Michael C. MacDonald (96%), Mary T. Travis* (98%) and Joseph D. Calderone, O.S.A* (98%) as Class II Directors that will hold office until 2008, and Michael J. McDevitt (97%), and George Lavin, Jr., Esq* (98%) as Class III Directors. Class III Directors will hold office until the next Annual Shareholders Meeting at which time their respective class term expires and their respective successors will be duly elected and qualified. Additionally, the shareholders approved the appointment of Bagell, Josephs & Company, LLC, an independent member of the BDO Seidman Alliance, as the Company’s independent auditors for the fiscal year ending December 31, 2005. Lastly, the shareholders voted to increase the number of authorized shares of common stock by 5 million shares to 20 million shares authorized.

* Independent Director

(a) The following are the Board of Directors:

Name	Age	Position	Date First Became Director

Bradley T. MacDonald	58	Chairman of the Board, Chief Executive Officer and Director	1996

Donald F. Reilly	58	Director	1998

Michael C. MacDonald	52	Director	1998

Mary T. Travis	55	Director	2002

Joseph D. Calderone	57	Director	2003

George Lavin, Jr	76	Director	2005

Michael J. McDevitt	57	Director	2002

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

MARY T. TRAVIS, a Director, is currently employed with Sunset Mortgage Company, L.P. in Pennsylvania as the Senior Vice President of wholesale operations and was formerly the Vice President of operations for the Financial Mortgage Corporation. Mrs. Travis is an expert in mortgage banking with over 36 years of diversified experience. She is an approved instructor of the Mortgage Bankers Association Accredited School of Mortgage Banking. Mrs. Travis was also formally a delegate and 2nd Vice president of the Mortgage Bankers Association of Greater Philadelphia and the Board of Governors of the State of Pennsylvania. She is the key financial executive on the Company’s Audit Committee providing oversight of the Company’s external auditors.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The Company's Common Stock has been quoted under the symbol MED since December 20, 2002. The old symbol, MDFT, had been traded since February 5, 2001. The common stock is traded on the American Stock Exchange. The following is a list of the low and high closing prices by fiscal quarters for 2005 and 2004:

	2005
	Low	High
Quarter ended March 31, 2005	2.67	3.62
Quarter ended June 30, 2005	2.82	3.30
Quarter ended September 30, 2005	3.01	7.08
Quarter ended December 31, 2005	3.83	5.70

	2004
	Low	High
Quarter ended March 31, 2004	8.60	14.05
Quarter ended June 30, 2004	4.78	9.33
Quarter ended September 30, 2004	3.05	5.09
Quarter ended December 31, 2004	3.20	5.24

(b) The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

(c) There were approximately 7,112 record holders of the Company's Common Stock, as of December 31, 2005. The Company had no preferred holders of the Company’s stock as of December 31, 2005.

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

	(Restated)
	2005	2004	2003	2002	2001

Revenue	40,129,000	27,340,000	25,379,000	12,345,000	5,022,000
Operating income	3,549,000	3,004,000	3,598,000	1,752,000	745,000
Income from continuing operations	3,405,000	2,906,000	3,558,000	1,698,000	566,000

EPS - basic	0.17	0.16	0.25	0.36	0.08
EPS - diluted	0.17	0.14	0.22	0.30	0.07

Total assets	30,120,000	25,968,000	24,230,000	9,888,000	3,357,000
current portion of long-term debt and revolving credit facilities	1,194,000	827,000	819,000	395,000	98,000
Total long-term debt	3,977,000	4,256,000	4,564,000	2,701,000	234,000

Weighted average shares outstanding
Basic	12,258,734	10,832,360	9,305,731	6,722,505	6,524,969
Diluted	12,780,959	12,413,424	10,952,367	8,737,292	8,069,646

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

Selling, general and administrative (SG&A) expenses of $26,419,000 for 2005 were $8,829,000 more than the $17,590,000 in 2004, due to increased costs associated with the increased scale of the business. The Company increased its advertising and marketing expense by approximately $3.2 million to include additional print and web advertising as well as strategic testing of television advertising. Salaries and benefits increased by approximately $1.1 million, Take Shape for Life commissions increased by $1.4 million due to the sales increase in the network, office expenses increased by approximately $750,000, operating expenses increased by approximately $1 million, and other general and administrative expenses, which included items such as depreciation, amortization, charitable contributions, and property taxes increased by approximately $1.4 million.

In 2005, the Company realized a tax expense of $1,002,000, as compared to a tax expense of $1,159,000 in 2004. The decrease in tax expense is due to timing differences between book and tax purposes for intangible assets, and other temporary and permanent differences. Interest expense increased to $317,000 in 2005, as compared to $245,000 in 2004. This increase was due to a full year of interest expense paid on a new loan acquired in 2004.

The Company reported net income of $2,112,000, or $0.17 per basic share ($0.17 per diluted share), versus $1,729,000 or $0.16 per basic share ($0.14 per diluted share), with a dilution increase of 368,000 shares. Earnings per share were effected by the interest associated with the conversion of the Series “B” preferred stock. This conversion included a $260,000 stock dividend on Series “B” preferred stock and a $19,000 stock dividend on Series “C” preferred stock. As of December 31, 2005 all Series “B” and Series “C” preferred stock have been converted to common stock and included in the weighed average diluted shares. There will be no additional stock dividend payments.

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

Gross margins increased to 75% in 2004 from 73% in 2003. This was largely due to greater economies of scale as a result of the acquisition of the Company’s 119,000 square foot distribution facility thereby creating higher margins of the Medifast products through purchasing capabilities. The increase is also attributed to the increased margin of Medifast direct and Internet sales directly to patients via the Lifestyles and Take Shape for Life programs. Selling, general and administrative (SG&A) expenses of $17,590,000 for 2004 were $2,634,000 more than the $14,956,000 in 2003, due to increased advertising expenses to include television advertising, celebrity endorsements, expenses involved with starting and operating new corporately owned Hi-Energy Weight Control Clinic locations, the expansion of the Take Shape for Life commissioned sales organization, and overall corporate infrastructure improvements. The Company experienced income from operations for the year 2004 of $3,004,000. This compares with income from operations of $3,598,000 in 2003, a decrease of 17%.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company had net working capital of $7,465,000, a decrease of $1,933,000 from the $9,398,000 net working capital balance at December 31, 2003. Cash and investment securities at December 31, 2004 were $3,238,000. On November 7, 2003 Medifast, Inc.’s wholly owned subsidiary Jason Pharmaceuticals, Inc. increased its Secured Line of Credit from $1,000,000 to $5,000,000 from Mercantile Safe-Deposit and Trust of Baltimore, Maryland. The line of credit is at LIBOR plus two percent. The increased line may be used to finance equipment, inventory, and receivables of Medifast, Inc. The Company currently has no off-balance sheet arrangements.

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

On September 12, 2003 Medifast, Inc.’s wholly owned subsidiary Seven Crondall, LLC purchased a 119,825 sq. foot distribution facility located at 601 Sunrise Ave., Ridgely, Maryland 21660 from New Roads, Inc. for $2,200,000. The Company financed $1,760,000 through Merrill Lynch Capital at the 30 day LIBOR interest rate plus 220 basis points over seven years.

On November 7, 2003 Medifast, Inc.’s wholly owned subsidiary Jason Properties, LLC purchased the assets of Hi-Energy Weight Control Centers, located in Gulf Breeze, Florida. The acquisition includes equipment, inventory, trademarks, and licenses for fifty Hi-Energy clinics. The clinics are located primarily in the southeastern region of the United States. The assets were purchased for $1,500,000 in cash, which included selected liabilities, capital expenditures, costs of assets and miscellaneous fees.

SEASONALITY

The Company's weight management products and programs have historically been subject to seasonality. Traditionally the holiday season in November/December of each year is considered poor for diet control products and services. January and February generally show increases in sales, as these months are considered the commencement of the “diet season.” The Company did not experience the same degree of seasonality in 2005. This is largely due to the increase in the consumer’s awareness of the overall health and nutritional benefits accompanied with the use of the Company’s product line. As consumers continue to increase their association of nutritional weight loss programs with overall health, seasonality will continue to decrease.

INFLATION

To date, inflation has not had a material effect on the Company's business.

INFORMATION SYSTEMS INFRASTRUCTURE

In November of 2005, the Company began an IT project to implement an Enterprise Resource Planning solution to upgrade our technology infrastructure and improve manufacturing and business processes. The new IT infrastructure will enable the Company to handle additional business growth and improve the efficiencies across the business platform. In addition, the Company is implementing new software for the Take Shape for Life direct selling network. The software will transform and empower Take Shape for Life’s direct sales model by implementing the infrastructure, tools, and support critical to increasing competitive advantage, improving expansion and proliferation of the direct selling channel, facilitating support, success, and growth of the independent Health Advisor network, and meeting the evolving needs of Take Shape for Life’s customers.

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

In connection with the aforementioned restatement of our financial statements, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we reevaluated, as of December 31, 2005, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that reevaluation, as a result of a material weakness in internal control over financial reporting with respect to amortization expense of a customer list, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. In connection with the Original Filing and prior to our discovery of the error relating to amortization expense on a customer list, our principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were effective as of December 31, 2005 to a reasonable assurance level.

Changes in our Internal Control

There was no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE DIRECTORS OF REGISTRANT

Information pertaining to directors and executive officers of the Company and the Company’s Code of Conduct are incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on September 8, 2006.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information as to the compensation of the Chief Executive Officer of the Company and each other executive officer that received compensation in excess of $100,000 for 2005, 2004, and 2003.

Annual Compensation
Name	Year	Salary ($)	Bonus ($)	Value of Common/ Preferred Stock Issued in Lieu of Cash	Option Awards	Other Annual Compensation
Bradley T. MacDonald	2005	225,000	0	0	40,000	100,000
Chairman of the Board	2004	225,000	0	0	0	0
& CEO	2003	225,000	112,000	0	0	0

Annual Compensation
Name	Year	Salary ($)	Bonus ($)	Value of Common/ Preferred Stock Issued in Lieu of Cash ($)	Option Awards	Other Annual Compensation
Leo V. Williams, III	2005	125,000		12,000	10,000	0
Executive Vice President	2004	118,000	0	0	10,000	0

STOCK OPTIONS

The Company’s 1993 Employee Stock Option Plan (the “Plan”), as amended in July 1995, December 1997, June 2002, and again in July 2003 authorizes the issuance of options for 1,250,000 shares of Common Stock. The Plan authorizes the Board of Directors or the Compensation Committee appointed by the Board to grant incentive stock options and non-incentive stock options to officers, key employees, directors, and independent consultants, with directors who are not employees and consultants eligible only to receive non-incentive stock options. Employee stock options are vested over 2 years.

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

	BRADLEY T. MACDONALD (1)	ALL CURRENT EXECUTIVE OFFICERS AS A GROUP	ALL CURRENT INDEPENDENT DIRECTORS AS A GROUP
Options granted	255,000	210,000	110,000
Average exercise price	$0.86	$2.20	$1.07
Options exercised	228,333	49,999	100,000
Average exercise price	$0.97	$0.88	$0.70
Shares sold	*	*	*
Options unexercised as of 12/31/05	0	160,001	10,000

	FY 05 Grants @ Price & Expiration Month/Year	Approximate 5 YR Potential Realizable Value at 10% Annual Stock Appreciation	Unexercised Options as of 12/31/05	Value of Unexercised Options as of 12/31/05

Current Executive Officers and Directors	135,000@$2.67 2010	$4.30	135,000	$0
Employees	158,333@$2.69 2010	$4.33	71,666	0
Consultants	0		0	0
			206,966	$0

Nutraceutical Group Industry Comparison of Stock Prices

Company	December 31, 2005 Stock Price	December 31, 2004 Stock Price	$ Change	% Change

Medifast (MED)	$5.24	$3.52	1.72	48.9%
Natural Alternatives International, Inc. (NAII)	6.48	9.23	(2.75)	(29.8)%
Weider Nutrition (WNI)	5.09	4.35	.74	17.0%
Natures Sunshine Products, Inc. (NATR)	18.08	20.36	(2.28)	(11.2)%

Company	December 31, 2005 Stock Price	December 31, 2000 Stock Price	$ Change	% Change

Medifast (MED)	$5.24	$.14	5.10	3642%
Natural Alternatives International, Inc. (NAII)	6.48	2.19	4.29	196%
Weider Nutrition (WNI)	5.09	2.12	2.97	140%
Natures Sunshine Products, Inc. (NATR)	18.08	6.81	11.27	165%

Index Comparison

$100 invested in 2000 would return:

	2000	2005
Nutraceutical Group Index	$100	$1,136
Medifast	$100	$3,740

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

COMPENSATION OF DIRECTORS

The Company is authorized to pay a fee of $300 for each meeting attended by its Directors who are not executive officers. It reimburses those who are not employees of the Company for their expenses incurred in attending meetings. Independent Directors claimed a total of $56,400 in Director’s fees and/or expenses in 2005. See “Executive Compensation - Stock Options” for stock options granted under the 1993 Plan to the Directors.

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

NAME AND ADDRESS*	NUMBER OF SHARES		% OF OUTSTANDING
Bradley T. MacDonald	1,304,479	(1)	10.2%
Donald F. Reilly	72,452		0.6%
Michael C. MacDonald	53,419		0.4%
Mary Travis	17,000		0.1%
Michael J. McDevitt	22,900		0.2%
Joseph Calderone	6,500		0.1%

Executive Officers and Directors as a group (9 persons)	1,495,250		11.7%

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
McDevitt to Chief Financial Officer, and 2006 financial guidance

ITEM 14. ACCOUNTING FEES

In 2005, the Company incurred $90,000 in accounting fees as compared to $70,000 in 2004. These fees include work performed on quarterly audits and the preparation of the Company’s 10-Q’s and 10-K. Tax fees in 2005 and 2004 were $10,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIFAST, INC.
(Registrant)

BRADLEY T. MACDONALD

Bradley T. MacDonald
Chairman, CEO
Dated: September 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Name	Title	Date

/s/ BRADLEY T. MACDONALD	Chairman of the Board,	September 6, 2007
Bradley T. MacDonald	Director, Chief Executive Officer

/s/ GEORGE LAVIN	Director	September 6, 2007
George Lavin

/s/ MICHAEL C. MACDONALD	Director	September 6, 2007
Michael C. MacDonald

/s/ MARY T. TRAVIS	Director	September 6, 2007
Mary T. Travis

/s/ REV. DONALD F. REILLY, OSA	Director	September 6, 2007
Rev. Donald F. Reilly, OSA

/s/ MICHAEL J. MCDEVITT	Director	September 6, 2007
Michael J. McDevitt

/s/ JOSEPH D. CALDERONE	Director	September 6, 2007
Joseph D. Calderone

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MEDIFAST, INC. AND SUBSIDIARIES
CONTENTS

PAGE

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance sheets as of December 31, 2005 and 2004	F-3

Statements of income for the years ended December 31, 2005, 2004 and 2003	F-4

Statement of changes in stockholders' equity and accumulated other comprehensive income (loss) for the years ended December 31, 2005, 2004, and 2003	F-5, 6

Statements of cash flow for the years ended December 31, 2005, 2004, and 2003	F-7

Notes to consolidated financial statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Medifast, Inc.
Owings Mills, Maryland

We have audited the accompanying consolidated balance sheets of Medifast, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders equity and accumulated other comprehensive income, and cash flow for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note R to the consolidated financial statements, the accompanying consolidated financial statements have been restated to correct the Company’s accounting for amortization expense on a customer list.

Bagell, Josephs, Levine & Company, LLC

Gibbsboro, New Jersey
March 2, 2006, except
for Note R as to which the
date is September 6, 2007

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004

	(Restated)
	2005	2004

ASSETS
Current assets:
Cash	$1,484,000	$612,000
Accounts receivable-net of allowance for doubtful accounts of $100,000 and $87,000	984,000	1,063,000
Inventory	5,475,000	4,251,000
Investment securities	2,700,000	2,626,000
Deferred compensation	525,000	321,000
Prepaid expenses and other current assets	3,273,000	1,079,000
Current portion of deferred tax asset	-	19,000
Total current assets	14,441,000	9,971,000

Property, plant and equipment - net	9,535,000	8,698,000
Trademarks and intangibles - net	5,984,000	7,138,000
Deferred tax asset, net of current portion	100,000	91,000
Other assets	60,000	70,000

TOTAL ASSETS	$30,120,000	$25,968,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,263,000	$940,000
Income taxes payable	899,000	674,000
Dividends payable	-	65,000
Line of credit	633,000	369,000
Current maturities of long-term debt	561,000	458,000
Deferred tax liability - current	90,000	-
Total current liabilities	4,446,000	2,506,000

Other liabilities and deferred credits
Long-term debt, net of current portion	3,977,000	4,256,000
Deferred tax liability - non-current	-	-
Total liabilities	8,423,000	6,762,000

Stockholders' Equity:

Series B Convertible Preferred Stock; par value $1.00; 600,000 shares authorized; 0 and 300,614 shares issued and outstanding	-	301,000
Series C Convertible Preferred Stock; stated value $1.00; 1,015,000 shares authorized; 0 and 200,000 shares issued and outstanding	-	200,000
Common stock; par value $.001 per share; 20,000,000 shares authorized; 12,782,791 and 11,001,070 shares issued and outstanding	13,000	11,000
Additional paid-in capital	21,759,000	20,556,000
Accumulated other comprehensive income (loss)	282,000	(39,000)
Retained earnings (deficit)	825,000	(1,287,000)
	22,879,000	19,742,000
Less: cost of 210,902 and 78,160 shares of common stock in treasury	(1,075,000)	(536,000)
Less: Unearned compensation	(107,000)
Total stockholders' equity	21,697,000	19,206,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,120,000	$25,968,000

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,

	(Restated)
	2005	2004	2003

Revenue	$40,129,000	$27,340,000	$25,379,000
Cost of sales	(10,161,000)	(6,746,000)	(6,825,000)
Gross profit	29,968,000	20,594,000	18,554,000

Selling, general, and administration	(26,419,000)	(17,590,000)	(14,956,000)

Income from operations	3,549,000	3,004,000	3,598,000

Other income (expense):
Interest expense	(317,000)	(245,000)	(150,000)
Interest income	158,000	154,000	110,000
Other income (expense)	15,000	(7,000)	-
	(144,000)	(98,000)	(40,000)

Net income before provision for income taxes	3,405,000	2,906,000	3,558,000
Provision for income taxes	(1,002,000)	(1,159,000)	(1,148,000)

Net income	2,403,000	1,747,000	2,410,000

Less: Preferred stock dividend requirement	(291,000)	(18,000)	(58,000)

Net income attributable to common shareholders	$2,112,000	$1,729,000	$2,352,000

Basic earnings per share	$0.17	$0.16	$0.25
Diluted earnings per share	$0.17	$0.14	$0.22

Weighted average shares outstanding -
Basic	12,258,734	10,832,360	9,305,731
Diluted	12,780,959	12,413,424	10,952,367

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2005, 2004, and 2003

	Series B		Series C		(Restated)
	Preferred Stock		Preferred Stock		Common Stock
	Number of Shares	Stated Value Amount	Number of Shares	Stated Value Amount	Number of Shares	Par Value $0.00 Amount	Additional Paid-In Capital	Retained Earnings (deficit)
Balance, December 31, 2002	521,290	$521,000	985,000	$985,000	7,204,693	$7,000	$9,613,000	$(5,381,000)
Preferred converted to Common Stock	(117,556)	(117,000)	(718,000)	(718,000)	1,671,108	2,000	833,000
Options exercised to Common Stock					615,714		590,000
Warrants Converted to Common Stock					288,724		350,000
Common Stock issued to Directors, consultants, and acquisitions					665,970	1,000	8,716,000
Common Stock issued for Series “C” dividend					36,400		18,000
Dividend paid in stock								(45,000)
Net Income								2,410,000
Balance, December 31, 2003	403,734	404,000	267,000	267,000	10,482,609	10,000	20,120,000	(3,016,000)
Preferred converted to Common Stock	(103,120)	(103,000)	(67,000)	(67,000)	340,240		170,000
Options exercised to Common Stock					47,221	1,000	34,000
Warrants Converted to Common Stock					46,700		125,000
Conversion of debt to equity					55,400		28,000
Conversion of debt to equity out of Treasury							114,000
Common stock issued to Consultants					15,500		93,000
Shares issued out of Treasury							(135,000)
Common Stock issued for Series “C” dividend					13,400		7,000	(7,000)
Dividend paid in stock								(11,000)
Net Income								1,747,000
Balance, December 31, 2004	300,614	301,000	200,000	200,000	11,001,070	11,000	20,556,000	(1,287,000)

Preferred converted to Common Stock	(300,614)	(301,000)	(200,000)	(200,000)	1,001,228	1,100	500,000
Warrants Converted to Common Stock					2,000	-	2,000
Options excercised to common stock					138,335	100	190,000
Common Stock issued for Series “C” dividend					38,000	-	19,000	(19,000)
Dividend paid in stock								(11,000)
Common stock issued for Series “B” dividend					521,158	600	260,000	(261,000)
Common stock issued to Employees					81,000	100	271,000
Treasury shares issued to employees						100	(39,000)
Shares issued to officer with two year vesting period
Treasury shares repurchased
Net income								2,403,000
Balance, December 31, 2005	0	$0	0	$0	12,782,791	$13,000	$21,759,000	$825,000

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – (CONTINUED)
Years Ended December 31, 2005, 2004, and 2003

	Common Stock
	Accumulated other comprehensive income (loss)	(Restated) Total	Treasury Stock	Unearned Compensation
Balance, December 31, 2002	$-	$5,745,000	$(167,000)	-
Preferred converted to Common Stock
Options exercised to Common Stock		590,000	(516,000)
Warrants Converted to Common Stock		350,000
Common Stock issued to Directors, consultants and acquisitions	8,717,000
Common Stock issued for Series “C” dividend		18,000
Dividend paid in stock		(45,000)
Net Income	(25,000)	2,385,000
Balance, December 31, 2003	(25,000)	17,760,000	(683,000)	-
Preferred converted to Common Stock
Options exercised to Common Stock		35,000	(31,000)
Warrants Converted to Common Stock		125,000	(123,000)
Conversion of debt to equity		28,000
Conversion of debt to equity out of Treasury		114,000	166,000
Common stock issued to Consultants		93,000	135,000
Shares issued out of Treasury		(135,000)	135,000
Common Stock issued for Series “C” dividend
Dividend paid in stock		(11,000)
Net Income	(14,000)	1,733,000
Balance, December 31, 2004	(39,000)	19,742,000	(536,000)	-

Preferred converted to Common Stock			(124,000)
Warrants Converted to Common Stock		2,000
Options excercised to common stock		190,000
Common Stock issued for Series “C” dividend
Dividend paid in stock		(11,000)
Common stock issued for Series “B” dividend
Common stock issued to Employees		271,000
Treasury shares issued to employees		(39,000)	38,000
Shares issued to officer with two year vesting period				(122,000)
Vesting of unearned compensation				15,000
Treasury shares repurchased			(453,000)
Net income	321,000	2,724,000
Balance, December 31, 2005	$282,000	$22,879,000	$(1,075,000)	$(107,000)

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
Years Ended December 31,

	(Restated)
	2005	2004	2003

Cash flows from Operating Activities:
Net income	$2,403,000	$1,747,000	$2,410,000
Adjustments to reconcile net income to net cash provided by operating activities from operations:
Depreciation and amortization	2,266,000	1,210,000	648,000
Realized (gain) loss on investment securities	10,000	19,000	(1,000)
Common stock issued for services	150,000	93,000	207,000
Vesting of unearned compensation	15,000	-	-
Net change in other accumulated comprehensive income (loss)	321,000	(14,000)	-
Provision for bad debts	13,000	-	-
Deferred income taxes	100,000	486,000	1,138,000

Changes in Assets and Liabilities:
Decrease (increase) in accounts receivable	65,000	(422,000)	(357,000)
(Increase) in inventory	(1,225,000)	(1,263,000)	(1,729,000)
(Increase) in prepaid expenses and other current assets	(2,194,000)	(143,000)	(687,000)
(Increase) in deferred compensation	(204,000)	-	(321,000)
Decrease (increase) in other assets	10,000	(25,000)	44,000
Increase (decrease) in accounts payable and accrued expenses	1,323,000	(460,000)	525,000
Increase in income taxes payable	160,000	674,000	-
Net cash provided by operating activities	3,213,000	1,902,000	1,877,000

Cash Flows from Investing Activities:
Sale (purchase) of investment securities, net	(84,000)	1,338,000	(3,564,000)
Purchase of building	-	(566,000)	(1,823,000)
Purchase of property and equipment	(1,672,000)	(1,490,000)	(1,309,000)
Purchase of intangible assets	(276,000)	(2,792,000)	(2,458,000)
Net cash (used in) investing activities	(2,032,000)	(3,510,000)	(9,154,000)

Cash Flows from Financing Activities:
Issuance of common stock, options and warrants	66,000	7,000	6,722,000
Increase (decrease) in line of credit, net	561,000	314,000	(36,000)
Purchase of treasury stock	(452,000)	-	-
Proceeds from long-term debt	-	475,000	2,669,000
Principal repayments of long-term debt	(473,000)	(1,089,000)	(346,000)
Dividends paid on preferred stock	(11,000)	(11,000)	(45,000)
Net cash provided by (used in) financing activities	(309,000)	(304,000)	8,964,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	872,000	(1,912,000)	1,687,000

Cash and cash equivalents - beginning of the year	612,000	2,524,000	837,000
Cash and cash equivalents - end of year	$1,484,000	$612,000	$2,524,000

Supplemental disclosure of cash flow information:
Interest paid	$317,000	$245,000	$154,000
Income taxes	$1,983,000	$-	$-

Supplemental disclosure of non cash activity:
Conversion of preferred stock B and C to common stock	$501,000	$170,000	$835,000
Common stock for services	$150,000	$93,000	$207,000
Common stock for intangibles and fixed assets	$-	$-	$1,949,000
Conversion of debt to equity	$-	$307,000	$-
Preferred B and C Stock Dividends	$287,000	$7,000	$18,000
Line of credit converted to long-term debt	$369,000	$-	$-
Common stock issued for compensation to be earned upon vesting	$122,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE A – BUSINESS

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

In accordance with SFAS No. 144, “Long-Lived Assets”, property, plant and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

[9] REVENUE:

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, returns and other potential adjustments upon shipment and passing of risk to the customer and when estimates of are reasonably determinable, collection is reasonably assured, and the Company has no further performance obligations.

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

[13] STOCK-BASED COMPENSATION:

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). The provisions of SFAS 123 allow companies to either expense the estimated value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans. Under APB 25, where the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

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

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

	Years Ended December 31
	2005	2004	2003
	(Restated)
Net income:
As reported	2,403,000	1,747,000	2,410,000
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(280,000)	(108,000)	(403,000)

Pro forma	2,123,000	1,639,000	2,007,000
Net income per share:
as reported:
Basic	$0.17	$0.16	$0.25
Diluted	$0.17	$0.14	$0.22
Pro forma:
Basic	$0.17	$0.15	$0.21
Diluted	$0.17	$0.13	$0.18

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

For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.70	0.40	0.40
Risk-free interest rate	4.50%	4.50%	3% - 5%
Expected life in years	1-5	1-5	1-5

The weighted average fair value at date of grant for options granted during the years 2005, 2004, and 2003 were $2.64, $8.60, and 5.32, respectively, using the above assumptions.

The following summarizes the stock option activity for the years ended December 31:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	389,397	1.51	439,455	1.76	891,669	0.69
Options granted	333,333	2.64	30,000	8.60	163,500	5.32
Options reinstated	-	0.00	-	0.00	-	0.00
Options exercised	(138,335)	(1.83)	(47,221)	(1.19)	(615,714)	(1.16)
Options forfeited or expired	(299,668)	(1.17)	(32,837)	(7.01)	0	0.00

Outstanding at end of year	284,727	2.41	389,397	1.51	439,455	1.76
Options exercisable at year end	254,725	3.17	350,336	1.11	302,668	0.76

Options available for grant at end of year	965,273		860,603		810,545

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[13] STOCK-BASED COMPENSATION: (CONTINUED)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Contractual	Weighted		Weighted
Range of		Life	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	(in Years)	Price	Exercisable	Price

$0.25	6,669	1.0	$0.25	6,669	$0.25
$0.32	3,334.40		$0.32	3,334	$0.32
$0.80	16,666	1.5	$0.80	16,666	$0.80
$2.67	178,334	4.1	$2.67	178,334	$2.67
$3.83	40,000	4.8	$3.83	13,332	$3.83
$4.80	19,724	2.3	$4.80	19,724	$4.80
$8.60	10,000	3.0	$8.60	6,666	$8.60
$11.15	10,000	2.5	$11.15	10,000	$11.15

	284,727		$2.41	254,725	$3.17

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[15] RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its’ results and financial position.

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs – an amendment of ARB No. 43, Chapter 4”. FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for fiscal years beginning after June 15, 2005. FAS 151 did not have a material impact on its results or financial statements.

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

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In addition, the Company has acquired other intangible assets, which include: customer lists, non-compete agreements, trademarks, and patents. The non-compete agreements are being amortized over the legal life of the agreements ranging between 3 to 7 years. The customer lists are being amortized over a period ranging between 5 and 7 years based on management’s best estimate of the expected benefits to be consumed or otherwise used up. The costs of patents are amortized over 5 and 7 years based on their estimated useful life, while trademarks representing brands with an infinite life, are carried at cost and tested annually for impairment as outlined below. Goodwill and other intangible assets are tested annually for impairment in the fourth quarter, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company assesses the recoverability of its goodwill and other intangible assets by comparing the projected undiscounted net cash flows associated with the related asset, over their remaining lives, in comparison to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

NOTE C - INVENTORY

Inventory consists of the following at December 31, 2005 and 2004:

	2005	2004
Raw materials	$1,906,000	$1,085,000
Packaging	1,142,000	958,000
Finished goods	2,427,000	2,208,000
	$5,475,000	$4,251,000

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE D - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expense and other current assets as of December 31, 2005 and 2004, consist of the following:
	2005	2004

Marketing and advertising	800,000	478,000
Taxes	779,000	25,000
Commissions	792,000	-
Supplies	393,000	-
Insurance	294,000	273,000
Services	50,000	73,000
Other	165,000	230,000

	3,273,000	1,079,000

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2005 and 2004, consist of the following:

	2005	2004
Land	$650,000	$650,000
Building and building improvements	6,871,000	6,728,000
Equipment and fixtures	5,583,000	4,062,000
Vehicle	19,000	11,000
	13,123,000	11,451,000
Less accumulated depreciation and amortization	3,588,000	2,753,000
Property, plant and equipment - net	$9,535,000	$8,698,000

Substantially all of the Company's property, plant and equipment are pledged as collateral for various loans (see Note J).

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 were $835,000, $804,000 and $421,000, respectively.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE F - TRADEMARKS AND INTANGIBLES

	As of December 31, 2005		As of December 31, 2004
	(Restated)	(Restated)
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$4,356,000	$1,398,000	$4,355,000	$394,000
Non-compete agreements	840,000	566,000	840,000	248,000
Trademarks and patents	1,979,000	121,000	1,703,000	12,000
Goodwill	894,000	-	894,000	-

Total	$8,069,000	$2,085,000	$7,792,000	$654,000

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was as follows:

	(Restated)
	2005	2004	2003
Customer lists	$1,004,000	$244,000	$127,000
Non-compete agreements	369,000	162,000	86,000
Trademarks and patents	58,000	-	14,000

Total trademarks and intangibles	$1,431,000	$406,000	$227,000

Amortization expense is included in selling, general and administrative expenses.

The estimated future amortization expense of trademarks and intangible assets is as follows:

For the years ending December 31,	Amount

2006	$1,125,000
2007	755,000
2008	640,000
2009	462,000
2010	462,000

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2005 and 2004 consist of the following:

	2005	2004
Trade payables	$1,695,000	$343,000
Accrued expenses and other	-	116,000
Accrued payroll and related taxes	314,000	215,000
Sales commissions payable	254,000	266,000
Total	$2,263,000	$940,000

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

The following is a schedule by years of future minimum rental payments required under operating lease that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005:

For the Years Ending
December 31,

2006	$227,000
2007	191,000
2008	147,000
2009	142,664
2010	53,000

Total minimum payments required	$760,664

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE I - INCOME TAXES

Significant components of the income tax benefit for the years ended December 31 are as follows:

	(Restated)
	2005	2004	2003
Current:
Federal	$631,000	$600,000	$973,000
State	181,000	90,000	175,000
Total Current	812,000	690,000	$1,148,000
Deferred:
Federal	$157,000	$408,000	$-
State	33,000	61,000	-
Total deferred	190,000	469,000	-
Income tax expense	$1,002,000	$1,159,000	$1,148,000

A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax benefit in the consolidated statements of income for the years ended December 31 is as follows:

	(Restated)
	2005	2004	2003
Provision at the U.S. federal statutory rate	$1,102,000	$1,087,000	$973,000
State taxes, net of federal benefit	170,000	145,000	175,000
Intangible assets	(156,000)	(73,000)	-
Other temporary differences	(98,000)	-	-
Permanent differences	(16,000)	-	-
Income tax expense	$1,002,000	$1,159,000	$1,148,000

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE I - INCOME TAXES (CONTINUED)

Medifast, Inc.’s deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	(Restated)
	2005	2004
Deferred tax assets
Net operating loss carryforwards	$-	$-
Intangible assets	100,000	110,000
Accounts receivable	-	-
Inventory overhead and write downs	-	-
Section 263A	-	-
Total deferred tax assets	$100,000	$110,000

Deferred Tax Liabilities
Intangible assets		$-
Accounts receivable	(37,000)	-
Inventory overhead and write downs	(53,000)	-
Total deferred tax liabilities	$(90,000)	$-

The 2005 effective income tax rate of 29.4% differed from the federal statutory rate of 34% due to the amortization of intangible assets, timing differences for other temporary and permanent differences, and state income taxes.

The 2004 effective income tax rate differed from the federal statutory rate due to state taxes, amortization of intangible assets, and for a net operating loss deduction carried forward from 2003.

The 2003 effective income tax rate differed from the federal statutory rate due to state taxes.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE J- LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt as of December 31, 2005 and 2004, consist of the following:

	2005	2004
$2,850,000 fifteen year term loan secured by the building and land at a variable rate which was 7.13% at December 31, 2005	$2,201,000	$2,391,000
$1,760,000 ten-year reducing revolver line of credit rate at LIBOR plus 220 bps , which was 6.58% on December 31, 2005	1,506,000	1,623,000
$186,976 three-year term loan secured by 20,000 restricted common shares variable rate which was 10.25% at December 31, 2005	59,000	111,000
$200,000 five-year term loan secured by equipment fixed rate was 3% at December 31, 2005	90,000	130,000
$475,000 seven-year loan secured by the building and land at a variable rate at LIBOR plus 250 bps, which was 6.885% on December 31, 2005	428,000	459,000
$366,000 three-year term loan secured by certain assets at LIBOR plus 250 basis points, which was at 6.885% at December 31, 2005	254,000	-
$100,000 unsecured note payable at a fixed rate of 3%, discounted to an incremental borrowing rate of 12%	-	-
Note payable over 3 years secured by vehicle at a fixed rate of 12.25%	-	-
$550,000 agreement three years secured by certain assets of the Company variable rate, which was prime floating at December 31, 2004.	-	-
	4,538,000	4,714,000
Less current portion	561,000	458,000
	$3,977,000	$4,256,000

Future principal payments on long-term debt for the next 5 years are as follows:

2006	$561,000
2007	503,000
2008	356,000
2009	339,000
2010	339,000
Thereafter	2,440,000
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

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE K - EMPLOYMENT AGREEMENTS

The CEO of Medifast, Inc., Bradley T. MacDonald, has a two-year employment agreement for an aggregate annual base salary of $225,000 with a bonus potential of 50% of base salary provided the Company makes its profit plan per the Board approved forecast. This contract has been extended to December 31, 2007. Due to the inequities of funding a retirement plan in the 401K, and in recognition of the performance responsible for the turnaround of the Company, the Board of Directors approved a Selective Executive Retirement Compensation Plan funded by the form of deferred compensation. The Deferred Compensation Plan will be funded up to $350,000 by a dollar for dollar match program, having Mr. MacDonald defer $175,000, followed by a Company match of $175,000. In June 2004, the Board of Directors authorized an additional $50,000 to be deferred by Mr. MacDonald followed by a Company match of $50,000. In 2005, the Board of Directors approved the funding of $100,000 into Mr. MacDonald’s Selective Executive Retirement Compensation Plan. This brought the Selective Executive Retirement Compensation Plan total funded value to $550,000. Beginning January 1, 2006 the agreement was modified whereby the deferred compensation will be earned over a 5-year vesting period due January 1, 2011. Mr. MacDonald exercised 13,333 options at $2.67 in July of 2005 and executed 2,000 warrants at $.35 in March 2005.

NOTE L - REDEEMABLE PREFERRED STOCK

In August 1996, the Company sold 432,500 shares of Series “A” nonvoting preferred stock that generated gross proceeds of $865,000, or $2.00 per share. Each share was entitled to a dividend of 8% ($.16) per share. The shares were convertible into the Company's common stock on the basis of one share of common stock for each share of convertible preferred stock. In 2001, 157,000 shares opted to convert to Series “C” Preferred Convertible Stock and 85,000 shares were redeemed under the partial settlement and conversion to Series “C” preferred convertible stock offered to Series “A” preferred stockholders as approved by the Board of Directors. In 2002 the remaining 75,000 shares were redeemed.

NOTE M - SERIES “B” CONVERTIBLE PREFERRED STOCK

In January 2000, the Company was authorized to issue 600,000 Series “B” Convertible Preferred Stock (“Preferred Stock B”) par value $1.00 per share. Each share is entitled to a dividend of 10% of liquidation value $1.00 ($.10) per share and is to be converted on January 15, 2005 unless converted prior thereto. Each holder of Preferred Series “B” stock is entitled to four votes per share in all matters in which holders of the Company’s common stock are entitled to vote. On January 15, 2005, 300,614 shares of Series “B” Convertible Preferred Stock were converted into 601,228 shares of Common Stock. Additionally, a 10% common stock dividend was paid out upon conversion that resulted in 521,158 shares being issued to the Series “B” Convertible Preferred stock investors. As of December 31, 2005 there were no shares of Series “B” Convertible Preferred Stock remaining.

Each share of Preferred Series “B” stock is convertible, at the option of the holder after one year from the issuance date into common stock of the Company. The initial conversion price will be 75% of the market value of the Company’s common stock on the day prior to conversion with a maximum conversion price of $.50 per share subject to adjustment as defined. In March 2002, the Board amended the Series “B” convertible preferred stock terms and conditions as follows (1) a dividend of 10% paid in preferred stock, or (2) cash at the option of the holder. The Board also fixed the conversions of Series

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE M - SERIES “B” CONVERTIBLE PREFERRED STOCK (CONTINUED)

“B” preferred at $0.50 per share in common stock and eliminated the spiral conversion provision and reduced voting to 2 votes per share.

NOTE N - SERIES “C” PREFERRED CONVERTIBLE STOCK

In the Fall of 2001, the Company was authorized to issue 1,015,000 shares of Series “C” Preferred Convertible Stock par value (.001), market value $1.00 per share. Each share is entitled to a dividend of 10% of liquidation value $1.00 ($.10) per share and is to be converted on December 31, 2006 unless converted prior thereto. Each Holder of Preferred Series “C” Stock is entitled to one (1) vote per share in all matters in which holders of the Company’s Common Stock are entitled to vote. Each share of Preferred Series “C” Stock is convertible, at the option of the holder, after one year from the issuance date into Common Stock of the Company. The conversion price will be $.50 a share. In 2002, 11,500 warrants issued at $0.35 per share were distributed proportionately to Series “C’ preferred holders.

On August 2, 2005, 200,000 shares of Series “C” Preferred Convertible Stock were converted into 400,000 shares of Common Stock. As of December 31, 2005 there were no shares of Series “C” Preferred Convertible Stock remaining and no additional dividend payments are owed.

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

The Company has the following warrants outstanding for the purchase of its common stock:

Exercise		Years Ended December 31,
Price	Expiration Date	2005	2004	2003

$0.35	August, 2004	-	-	40,100
$0.35	March, 2005	-	2,000	-
$0.63	September, 2004	-	-	2,500
$4.80	April, 2008	160,000	360,000	400,000
$10.00	June, 2006	25,000	25,000	25,000
$16.78	July, 2008	82,500	82,500	82,500
		267,500	469,500	550,100
	Weighted average exercise price	8.98	$7.16	$6.49

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

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE R - RESTATEMENTS

The December 31, 2005 financial statements have been restated to recognize an additional $525,000 in amortization expense for a customer list acquired in December 2004. The Company originally assumed an indefinite life on the customer list. Per FASB 142, an estimated useful life for a customer list has to be assigned when the asset is placed into use. As a result, amortization expense should have commenced on January 1, 2005. Pre-tax income decreased by $525,000 from $3,930,000 to $3,405,000 for the year-ended December 31, 2005. Net income for the year ended December 31, 2005 decreased by $324,000 from $2,436,000 to $2,112,000 and retained earnings decreased from $1,149,000 to $825,000.

NOTE S- QUARTERLY RESULTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenue	$8,326,000	$10,555,000	$10,985,000	10,263,000
Gross Profit	6,253,000	7,932,000	8,310,000	7,473,000
Operating Income	781,000	1,023,000	1,135,000	610,000
Net Income	426,000	672,000	526,000	488,000
Earnings per common share - diluted (1)	0.03	0.05	0.04	0.04

2004
Revenue	6,817,000	7,357,000	7,268,000	5,898,000
Gross Profit	5,467,000	5,411,000	5,382,000	4,334,000
Operating Income	919,000	982,000	527,000	576,000
Net Income	647,000	656,000	391,000	35,000
Earnings per common share - diluted (1)	0.05	0.06	0.03	0.00

(1) -Earnings per common share is computed independently for each of the quarters presented; accordingly, in the sum of the quarterly earnings per common share may not equal the total computed for the year.

NOTE T– SUBSEQUENT EVENT- DISPOSAL OF A BUSINESS SEGMENT

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