Form 10-K/A
period 2006-12-31
MEDIFAST INC
filed 2007-09-06
CIK 910329

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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 is being filed for the purpose of adding to or clarifying our Significant Accounting Policies, financial statements, footnotes, item 7A disclosure, Management Discussion and Analysis, and adding key management contracts as exhibits to the financial statements. In regard to our Significant Accounting Policies we have included detail on our deferred compensation plan. We have also provided additional information on intangible assets to include the useful lives each type of intangible asset is being amortized over as well as additional information on how the Company tests for impairment. The Company has also clarified its revenue recognition policy.

Our Annual Report on Form 10-K for the year ended December 31, 2006 initially filed with the Securities and Exchange Commission on March 16, 2007 is being filed to reflect restatements of Medifast, Inc.’s Consolidated Balance Sheets as of December 31, 2006 and 2005, and the related Consolidated Statements of Income, Cash Flows, and Stockholders’ Equity for each of the three years in the period ended December 31, 2006. These restatements reflect the adjustment detailed in Note 16 to the Consolidated Financial Statements relating to amortization expense on a customer list acquired in December of 2004.

The Statement of Income has been restated to include stock compensation expense and the loss on Consumer Choice Systems, Inc. as part of selling, general, and administrative expenses. Previously, the expenses were included on the Statement of Income as other expense.

In the footnotes, the Company has included segment reporting footnote disclosure per Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has added additional segment information to include two reportable operating segments: Medifast and All Other. The Medifast reporting segment consists of the following distribution channels: Medifast Direct, Take Shape for Life, and Doctors and Clinics. The All Other reporting segments consist of Hi-Energy and Medifast Weight Control Centers, the Company’s parent company operations, as well as the Consumer Choice Systems, Inc. division which was sold in January of 2006.

The Company added Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” to provide disclosure of the interest rate risk associated with our debt instruments. Item 7, “Management Discussion and Analysis” has been updated to include additional detail on selling, general, and administrative expenses changes for the years ended December 31, 2004, 2005 and 2006.

The following sections of this report have been revised to reflect above restatements: Part II – Item 6-Selected Financial Data, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 – Financial Statements and Supplementary Data and Item 9A – Controls and Procedures; and Part IV – Exhibits and Financial Statement Schedules. For the convenience of the reader, this Amendment No. 1 includes, in their entirety, those items in the Original filing not being amended and restated. Except as discussed above, we have not modified or updated the disclosure presented in the Original Annual Report. This Form 10-K/A does not reflect events that have occurred after the filing of the Original Annual Report or modify or update disclosures presented in the Original Annual Report affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission (“SEC”) subsequent to the date of the filing of the Original Annual Report.

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

The Company continues to support the Hi-Energy licensees by providing marketing materials, ads, on-site trainings, fitness programs, nutritional programs and clinical operation materials and forms

THE MEDIFAST® BRAND

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

ITEM 6. SELECTED FINANCIAL DATA

The selected condensed consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Annual Report on Form  10-K/A, and the consolidated financial statements and notes thereto of the company included in Part II Item 8 of this Annual Report on Form  10-K/A. The historical results provided below are not necessarily indicative of future results.

	2006	2005	2004	2003	2002

Revenue	74,086,000	40,129,000	27,340,000	25,379,000	12,345,000
Operating income	7,381,000	3,549,000	3,004,000	3,598,000	1,752,000
Income from continuing operations	7,463,000	3,405,000	2,906,000	3,558,000	1,698,000

EPS - basic	0.41	0.17	0.16	0.25	0.36
EPS - diluted	0.38	0.17	0.14	0.22	0.30

Total assets	36,677,000	30,120,000	25,968,000	24,230,000	9,888,000
current portion of long-term debt and revolving credit facilities	1,804,000	1,194,000	827,000	819,000	395,000
Total long-term debt	3,509,000	3,977,000	4,256,000	4,564,000	2,701,000

Weighted average shares outstanding
Basic	12,699,066	12,258,734	10,832,360	9,305,731	6,722,505
Diluted	13,482,894	12,780,959	12,413,424	10,952,367	8,737,292

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

CONSOLIDATED RESULTS OF OPERATIONS
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

Aside from the increase in advertising expense, selling, general, and administrative expenses increased by approximately $11.5 million. A few major expense categories attributed to the majority of the increase in expenses and were all directly related to our dramatic sales growth in 2006. Salaries and benefits increased by $3 million to support the 85% increase in sales. In addition, Take Shape for Life sales increased by 46% year-over-year which led to increased commission expense of $3.4 million that is completely variable in relation to sales growth. Another variable expense that rose by $800,000 with our sales growth was credit card processing fees. Currently, over 95% of the Company’s transactions are processed via credit card. Additional increases included an increase in office expense of $800,000, an increase in operating costs of $300,000, and an increase in sales expense of $400,000. Other expenses increased by $1.8 million, which included items such as depreciation, amortization, stock compensation expense, charitable contributions, and property taxes. To handle increased call volume, the Company began using an outsourced call center in April of 2006 which led to $1 million in additional expense as compared to prior year.

Other Income/Expense: Other income increased from $15,000 in 2005 to $276,000 in 2006 primarily as a result of increased gains on the sale of equity investments, interest payments received on the CCS note receivable, and state income tax refunds related to 2005 overpayments.

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

Income taxes: In the third quarter of 2006, the Company had a $1 million federal tax refund receivable. A portion of this refund was factored into the Company’s income tax provision, which lowered the estimated tax rate for 2006.  In 2006, the Company recorded $2.3 million in income tax expense, which represents an annual effective rate of 31%. In 2005, we recorded income tax expense of $1 million, which reflected an estimated annual effective tax rate of 29.4%. The Company anticipates a tax rate of approximately 36-39% in 2007. The benefit the Company received in 2006 from a large income tax refund receivable as a result a cost segregation study performed on our fixed assets is not expected to benefit future periods.

Net income: Net income increased to $5.2 million in 2006 as compared to $2.1 million in 2005, which reflected an increase of 144% or $3.1 million. The increase in net income is due to an increase in sales offset by increased selling, general, and administrative expenses, that primarily consist of increased advertising, commissions paid to Take Shape for Life health advisors, outsourced call center reps, and new employees.

SEGMENT RESULTS OF OPERATIONS

Net Sales by Segment as of December 31,

	2006		2005		2004
Segments	Sales	% of Total	Sales	% of Total	Sales	% of Total

Medifast	71,049,000	96%	37,980,000	95%	25,686,000	94%
All Other	3,147,000	4%	2,311,000	6%	1,654,000	6%
Eliminations	(110,000)	0%	(162,000)	0%	-
Total Sales	74,086,000	100%	40,129,000	100%	27,340,000	100%

2006 vs. 2005

Medifast Segment: The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors and Clinics. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2006 vs. 2005 above.

All Other Segment: The All Other reporting segment consists of the sales of Hi-Energy and Medifast Weight Control Centers. Sales increased by $836,000 year-over year as a result of an increase in Hi-Energy and Medifast Weight Control Centers sales of 1,736,000. This was offset by a decrease in Consumer Choice Systems sales of $900,000 as the division was sold in January of 2006. The increase in the Hi-Energy and Medifast Weight Control Centers sales were due to spending increases for advertising, increased advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics. In addition, new programs were developed that extended the lifetime value of each customer.

2005 vs. 2004

Medifast Segment: The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors and Clinics. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2005 vs. 2004 above.

All Other Segment: The All Other reporting segment consists of the sales of Hi-Energy Weight Control Centers. Sales increased year-over-year by $657,000 due to a $1,197,000 increase in Hi-Energy Weight Control Clinic sales. This was offset by a $540,000 decrease in Consumer Choice Systems sales. The increase in Hi Energy sales was as a result of the clinics being start-ups in 2004. Additional clinics were opened in late 2004 and throughout 2005 which led to the increased sales growth. Consumer Choice Systems sales decreased due to heavy product returns from large retail pharmacies to which the Women’s Well Being products were being distributed. The largest sales-volume product was reformulated which led to heavy returns of all the existing products on the retail shelves with the old formula.

Net Profit by Segment as of December 31,

	2006		2005		2004
Segments	Profit	% of Total	Profit	% of Total	Profit	% of Total

Medifast	6,652,000	129%	4,632,000	193%	3,463,000	200%
All Other	(1,386,000)	-27%	(2,067,000)	-86%	(1,734,000)	-100%
Eliminations	(110,000)	-2%	(162,000)	-7%	-
Total Sales	5,156,000	100%	2,403,000	100%	1,729,000	100%

2006 vs. 2005

Medifast Segment: The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors and Clinics. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2006 vs. 2005 above. See footnote 17, “Business Segments” for a detailed breakout of expenses

All Other Segment: The All Other reporting segment consists of the losses of Hi-Energy and Medifast Weight Control Centers, Consumers Choice Systems, and corporate expenses related to the parent company operations. Year-over-year, the loss in the All Other segment improved by $681,000. The sale of Consumer Choice Systems in January of 2007 had the largest impact as it led to a $489,000 increase in income as compared to 2005. In addition, decreased selling, general, and administrative expenses of the Corporate operation, which includes auditors fees, attorneys fees, board of director expenses, investor relations, corporate consulting, education and training, and corporate outings, led to improvement of $186,000. The Hi-Energy and Medifast Weight Control Centers showed an immaterial improvement year-over-year due to expenses associated with expanding the clinic model. See footnote 17, “Business Segments” for a detailed breakout of expenses.

2005 vs. 2004

Medifast Segment: The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors and Clinics. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2006 vs. 2005 above. See footnote 17, “Business Segments” for a detailed breakout of expenses.

All Other Segment: The All Other reporting segment consists of the losses of Hi-Energy Weight Control Centers, Consumer Choice Systems, and corporate expenses related to the parent company operations. Year-over-year, the loss in the All Other segment increased by $333,000. The primary reason for the increased loss was attributed to parent company operations and Consumer Choice Systems which had increased losses combining to approximately $704,000. Corporate expenses increased due to the increased scale of the business in 2005 vs. 2004. Consumer Choice Systems profits feel due to heavy product returns from large retail pharmacies to which the Women’s Well Being products were being distributed. The largest sales-volume product was reformulated which led to heavy returns of all the existing products on the retail shelves with the old formula. The increased losses were offset by improvement in the Hi-Energy Weight Control Clinic loss. In 2004, the entity was in start-up entity that had minimal sales in relation to the expenses incurred to improve operations of the clinics. See footnote 17, “Business Segments” for a detailed breakout of expenses.

Contractual Obligations and Commercial Commitments

As of December 31, 2006, our principal commitments consisted of obligations for variable and fixed rate loans detailed in Note 12 of the financial statements, operating leases for corporately owned Medifast Weight Control Centers detailed in Note 9 of the financial statements, and copier equipment contracts for our printing operation that supports our marketing efforts.

The Company has the following contractual obligations as of December 31, 2006

	Payments due by period

	2007	2008	2009	2010	2011	Thereafter	Total
Contractual Obligations
Total Debt	548,000	404,000	386,000	386,000	386,000	1,947,000	4,057,000
Operating Leases	253,000	221,000	215,000	110,000	70,000	-	869,000
Copier Equipment Service Contracts	509,000	509,000	467,000				1,485,000
Total contractual obligations	1,310,000	1,134,000	1,068,000	496,000	456,000	1,947,000	6,411,000

LIQUIDITY AND CAPITAL RESOURCES

The Company had stockholders’ equity of $27,916,000 and working capital of $9,612,000 on December 31, 2006 compared with $21,697,000 and $9,996,000 at December 31, 2005, respectively. The $6.2 million net increase in stockholder’s equity reflects the increased profitability of the Company. The Company’s cash and cash equivalents position decreased from $1.5 million at December 31, 2005 to $1.1 at December 31, 2006. The decrease is due to increased cash outlays for infrastructure to include the new ERP system and new production lines and blender, as well as inventory build-up for the first quarter of 2007. In addition, prepaid advertisements for January and payments to our third party call center were uses of cash. On December 31, 2006 the Company’s current ratio was 3 to 1.

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

In the year ended December 31, 2006, net cash used in investing activities was $6,747,000, which primarily consisted of the purchase of intangible assets and purchases of property and equipment. The increase in intangible assets relates to the acquisition of customer lists in 2006 which are used in direct response marketing campaigns. These campaigns consist of postcards and e-mails that are sent to customers with a special offer or discount coupon to order on our website, choosemedifast.com, or through our call center. In addition, the Company acquired trademarks in preparation for future international ventures as well as incurred fees in developing patents on our diabetic lines. The increase in property and equipment relates to the building of a large amount of infrastructure in 2006. This included a new Enterprise Resource Planning system, two new state of the art manufacturing lines, larger capacity blender and improvements at our distribution facility as well as the build out of our new Medifast Weight Control Centers.

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

Selling, general and administrative (SG&A) expenses of $26,419,000 for 2005 were $8,829,000 more than the $17,590,000 in 2004, due to increased costs associated with the increased scale of the business. The Company increased its advertising and marketing expense by approximately $3.2 million to include additional print and web advertising as well as strategic testing of television advertising. Salaries and benefits increased by approximately $1.1 million, Take Shape for Life commissions increased by $1.4 million due to sales increase in the network, office expenses increased by approximately $750,000, operating expenses increased by approximately $1 million, and other general and administrative expenses increased by approximately $1.4 million.

In 2005, the Company experienced income from operations of $3,549,000. This compares with income from operations of $3,004,000 in 2004, an increase of 18%. The increase in income is primarily due to higher gross profit from increased revenue offset by higher general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Company had net working capital of $9,995,000, an increase of $2,531,000 from the $7,464,000 net working capital balance at December 31, 2004. Cash and investment securities at December 31, 2005 were $6,959,000. In November 2005, Medifast, Inc.’s wholly owned subsidiary Jason Pharmaceuticals, Inc. renewed its $5,000,000 Secured Line of Credit from Mercantile Safe-Deposit and Trust of Baltimore, Maryland. The line of credit is at LIBOR plus 1.3 percent. The increased line may be used to finance equipment, inventory, and receivables of Medifast, Inc. The Company currently has no off-balance sheet arrangements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. Since nearly all of our debt is variable rate based, any changes in market interest rates will cause an equal change in our net interest expense. At December 31, 2006, there was $4 million of variable interest loans outstanding which is subject to interest rate risk. Interest rates on our variable rate loans ranged from 7.1% to 7.85% for the year ended December 31, 2006. Each 100 basis point increase in the bank’s LIBOR rates relative to these borrowings would impact interest expense by $40,000 over a 12-month period.

ITEM 8. FINANCIAL STATEMENTS.

The information required by this item is set forth on pages 41 to 65 hereto and incorporated by reference herein.

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

In connection with the aforementioned restatement of our financial statements, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we reevaluated, as of December 31, 2006, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that reevaluation, as a result of a material weakness in internal control over financial reporting with respect to amortization expense of a customer list, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. In connection with the Original Filing and prior to our discovery of the error relating to amortization expense on a customer list, our principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were effective as of December 31, 2006 to a reasonable assurance level.

Changes in our Internal Control

There was no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting (As Restated)

Management is responsible for establishing and maintaining effective internal control over financial reporting of the Corporation. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Corporation’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements.

A material weakness is a significant deficiency or a combination of significant deficiencies that result in a more than remote likelihood than a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with the aforementioned restatement of financial statements, our management has reassessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management has concluded that based on its assessment, our internal controls over financial reporting were not effective as of December 31, 2006 because we did not maintain effective controls over the accounting for amortization expense on a customer list. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Bagell, Josephs, Levine & Co, an independent registered public accounting firm, has issued an audit report on our management’s revised assessment of our internal control over financial reporting as of December 31, 2006.

In the Original Filing and prior to our discovery of the error relating to amortization expense on a customer list, our management had previously concluded that our internal controls over financial reporting were effective as of December 31, 2006.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Medifast, Inc. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Medifast, Inc. and subsidiaries
Owing Mills, Maryland

We have audited management’s assessment, included in Item 9A of Medifast, Inc.’s Annual Report on Form 10-K/A under the heading Management’s Annual Report on Internal Control over Financial Reporting (As Restated), that Medifast, Inc.’s, (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the Company’s material weakness relating to its internal controls over the accounting for amortization expense on a customer list, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medifast, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Medifast, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our report dated March 15, 2007 we expressed an unqualified opinion on management’s previous assessment that Medifast, Inc. maintained effective internal control over financial reporting as of December 31, 2006 and an unqualified opinion that Medifast, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based upon the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the accounting for amortization expense on a customer list existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2006. As a result, management revised its assessment, as presented in Item 9A of the Company’s Annual Report on Form 10-K/A under the heading Management’s Annual Report on Internal Control over Financial Reporting (As Restated), to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2006. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company identified a material weakness related to its internal control over the accounting for its customer lists under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The material weakness resulted in the restatement of the Company’s consolidated financial statements as of December 31, 2006 and 2005, and the interim financial information for each of the quarters in 2006, commencing with the quarter ended March 31, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 15, 2007, except for Note 16, as to which the date is September 6, 2007, on those consolidated financial statements (as restated).

In our opinion, management’s assessment that Medifast, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Medifast, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

Bagell, Josephs, Levine, and Co.
Gibbsboro, NJ
March 15, 2007, except for the effects
of the material weakness described in
the sixth paragraph of this report, as to which
the date is September 6, 2007

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors currently consists of 9 persons. The directors, their ages, and the year in which they first became director are provided in the table below:

Name and Experience	Director Since
Joseph D. Calderone, age 58, is the Associate Director of Campus Ministry at Villanova University. He formerly spent over eight years with the Loyola University Medical Center as the hospital Chaplain and taught multiple courses including Introduction to the Practice of Medicine and Business Ethics. Rev. Calderone recently retired as a Captain in the US Navy Reserves. He served as the Wing Chaplain for the 4th Marine Aircraft Wing.	2003

Charles P. Connolly, age 58, is currently an independent director focusing on bank relationships, debt refinancing, merger and acquisition strategy and executive compensation design. Mr. Connolly spent 29 years at First Union Corp. that merged with Wachovia Bank in 2001. He retired in 2001 as the President and CEO of First Union Corp. Mr. Connolly serves on the Boards of numerous non-profit organizations. He holds an MBA from the University of Chicago and AB from Villanova University.	2006
Bradley T. MacDonald, age 59, is the Chairman of the Board of Medifast, Inc.   Mr. MacDonald has been Chairman of the Board of Medifast, Inc. since January 1998 and was also Chief Executive officer until March of 2007.  He was the principal architect of the turnaround of Medifast and formulated the “Direct to Consumer” business models that are the primary drivers of Revenue to this day. He also was the co-founder of Take Shape for Life and acquired the Clinic operations in 2002. During his time as CEO, he managed the company to 29 consecutive quarters of profits and improved shareholders equity from negative $4 million to over $27 million in less than seven years. He also increased the Company’s market cap from less than $1 million to over $100 million and listed the company on the NYSE. In 2006, Mr. MacDonald received the prestigious and audited Ernst and Young award of “Entrepreneur of the Year” for the state of Maryland in the consumer products category.  Also, he helped lead the Company to national recognition in Forbes Magazine ranking Medifast 28th of the top 200 small companies in America. Mr. MacDonald was previously employed by the Company as its Chief Executive Officer from September 1996 to August 1997. From 1991 through 1994, Colonel MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food, Hospitality and Recreation Businesses for the United States Marine Corps.  Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonneau Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of MacDonald and Associates, which had major financial interests in a retail drug, consumer candy, and pilot sunglass companies.  Mr. MacDonald was national president of the Marine Corps Reserve Officers Association and retired from the United States Marine Corps Reserve as a Colonel in 1997, after 27 years of service.  He has been appointed to the Defense Advisory Board for Employer Support of the Guard and Reserve (ESGR) Mr. MacDonald serves on the Board of Directors of the Wireless Accessories Group (AMEX: XWG). He also serves on the Board of Directors of the Marine Corps Reserve Toys for Tots Foundation and is on the Board of Trustees of Villa Julie College of Stevenson, Maryland and the Institute of Notre Dame, the oldest Catholic girl’s urban high school in Maryland, located in Baltimore. Mr. MacDonald is the father of Margaret MacDonald who performs the role of President and Chief Operating Officer at Medifast, Inc. Mr. Michael C. MacDonald is the brother of Mr. Bradley T. MacDonald.

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
2006

Michael J. McDevitt, age 58, is a retired FBI Special Agent with over 29 years of government service with the United States Marine Corps and the FBI. He had attained Senior Executive status within the FBI's Investigative Technology Branch and is currently providing consulting services, focusing on physical threat and risk assessments and conducting specialized training for law enforcement and US Government entities. Mr. McDevitt is the father of Michael S. McDevitt who performs the role of Chief Executive Officer and Chief Financial Officer at Medifast, Inc. Mr. McDevitt is the father of Michael S. McDevitt who performs the role of Chief Executive and Chief Financial Officer at Medifast, Inc.

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

Board Meetings

For the fiscal year ended December 31, 2006 (“Fiscal 2006”), the Board of Directors held four meetings. All Board members attended at least 75% of the aggregate number of Board meetings and applicable committee meetings held while such individuals were serving on the Board of Directors, or such committees. Under the Company’s Principles of Corporate Governance, which is available on the Company’s website www.choosemedifast.com , by following the link through “Investor Relations” to “Corporate Governance,” each director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including attending meetings of the shareholders of the Company, the Board of Directors and committees of which he or she is a member. Six directors attended the 2006 annual general meeting.

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

Compensation Committee

The compensation committee currently consists of George Lavin, Jr., Esq, Dennis M. McCarthy, Esq., Donald F. Reilly, and Mary Travis, all of whom were independent as discussed above under “— Director Independence.”

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

(2)	Bonus amounts determined as more specifically discussed above under “—Compensation Discussion and Analysis”
(3)	The amounts represent the Company’s matching contributions under the 401(K) plan.

2006 Grants of Plan-Based Awards

There were no grants of plan-based awards to the Named Executive Officers for the fiscal year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise	Option Expiration	Number Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested
	Exercisable	Un-Exercisable	Price ($)	Date	Vested(#) (1)	($) (2)	(#)	($)
Bradley T. MacDonald	-	100,000	$6.25	2/8/2011	-	-	-	-
Chief Executive Officer
Michael S. McDevitt	100,000	-	2.87	3/31/2010	226,666	2,849,191	-	-
President, Chief Financial Officer
Leo Williams	6,666	3,333	3.83	10/28/2010	-	-	-	-
Executive Vice President
Margaret MacDonald	-	-	-	-	185,000	2,325,450	-	-
Executive VP of Operations
Brendan N. Connors	23,334		2.87	3/31/2010	37,000	465,090	-	-
VP of Finance

Each option has a five year life and an exercise price per share equal to 100% of the estimated fair value of our common stock on the date of grant.

(1)	The restricted stock grants vest over five and six years of service as described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards”

(2)	The market value of shares of stock that have not vested is based on the closing price of our common stock on December 29, 2006, or $12.57 per share.

2006 Option Exercises and Stock Vested Table

The following table sets forth information regarding option exercises and stock vesting for the Named Executive Officers during 2006.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)(1)	(#)	($)(2)
Bradley T. MacDonald	26,667	$172,002	-	-
Chief Executive Officer	-	-	-	-

Michael S. McDevitt	7,696	149,553	15,000	81,000
President, Chief Financial Officer	-	-	33,333	208,331

Leo Williams	-	-	-	-
Executive Vice President

Margaret MacDonald	16,667	126,669	15,000	81,000
Executive VP of Operations	-	-	25,000	156,250

Brendan N. Connors	10,176	183,473	3,000	16,200
VP of Finance	-	-	5,000	31,250

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise, multiplied by the number of options exercised.
(2)	Represents the number of restricted shares vested, and the number of shares vested multiplied by the fair market value of the common stock on the vesting date.

Equity Compensation Plan Information at Fiscal Year Ended December 31, 2006

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	524,079 (1)	$6.12	928,421
Equity compensation plans not approved by security holders	-	-	-

(1)	Consists of 321,579 shares of common stock issuable upon the exercise of outstanding options and 202,500 shares of common stock issuable upon the exercise of outstanding warrants.

2006 Non-Qualified Deferred Compensation Table

The following table sets forth all non-qualified deferred compensation of the Named Executive Officers for the fiscal year ended December 31, 2006.

	Executive Contributions in Last FY	Company Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
	($)	($)(1)	($)	($)	($)
Bradley T. MacDonald		$100,000	$80,120	-	$933,921
Chairman, Chief Executive Officer
Michael S. McDevitt	-	-	-	-	-
President, Chief Financial Officer
Leo Williams	-	-	-	-	-
Executive Vice President
Margaret MacDonald	-	-	-	-	-
Executive VP of Operations
Brendan N. Connors	-	-	-	-	-
VP of Finance

(1)	All amounts are reported in compensation on the “2006 Summary Compensation Table”

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

Bradley T. MacDonald	$337,500
Michael S. McDevitt	$148,500
Margaret MacDonald	$121,500
Brendan N. Connors	$120,000

2006 Director Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation $)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation $)	Total ($)

Joseph D. Calderone, OSA	-	$9,375	-	-	-	-	$9,375
Charles P. Connolly	-	3,206	-	-	-	-	3,206
George Lavin, Jr., Esq.	-	9,375	-	-	-	-	9,375
Michael C. MacDonald	-	9,375	-	-	-	-	9,375
Dennis M. McCarthy	-	3,206	-	-	-	-	3,206
Michael J. McDevitt	-	9,375	-	-	-	-	9,375
Rev. Donald F. Reilly, OSA	-	12,500	-	-	-	-	12,500
Mary T. Travis	-	12,500	-	-	-	-	12,500

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

The table below summarizes the equity based awards held by the Company’s non-employee directors as of December 31, 2006.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise	Option Expiration	Number Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that have not Vested
	Exercisable	Un-Exercisable	Price ($)	Date	Vested (#)	($)
Joseph D. Calderone	2,500	-	$4.80	4/4/2008	-	-
Charles P. Connolly	-	-	-		-	-
George Lavin	-	-	-		-	-
Michael C. MacDonald	2,500	-	4.80	4/4/2008	-	-
Dennis M. McCarthy	-	-	-		-	-
Michael J. McDevitt	2,500	-	4.80	4/4/2008	-	-
Rev. Donald F. Reilly, OSA	2,500	-	4.80	4/4/2008	-	-
Mary T. Travis	2,500	-	4.80	4/4/2008	-	-

 Compensation Committee Report

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

Name of Beneficial Owner	Shares Beneficially Owned (1)(3))	Shares Acquirable Within 60 days (4)	Percent of Outstanding Common Stock (%)

Bradley T. MacDonald (5)	829,550	-	6.09%
Michael S. McDevitt	264,118	-	1.94%
Margaret MacDonald	139,900	-	1.03%
Donald F. Reilly	58,350	-	*
Michael C. MacDonald	56,119	-	*
Brendan Connors	51,509	-	*
Mary Travis	20,200	-	*
Michael J. McDevitt	17,400	-	*
Joseph D. Calderone, OSA	9,200	-	*
Leo Williams	8,436	-	*
Charles P. Connolly	6,575	-	*
George Lavin, Jr., Esq.	3,200	-	*
Dennis M. McCarthy, Esq.	1,575	-	*

All directors, nominees for directors and executive officers as a group (13 persons)	1,466,132		10.76%

*	less than 1%.

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

See Index to the Consolidated Financial Statements on page 43 of this Annual Report

2.	Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3.	Exhibits

Reference is made to the Exhibit Index on page 43 of this Annual Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.

MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Medifast, Inc.

We have audited the accompanying consolidated balance sheets of Medifast, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and accumulated other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 16 to the financial statements, the accompanying consolidated financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medifast Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is September 6, 2007, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting

Bagell, Josephs, Levine & Company, LLC

Gibbsboro, New Jersey
March 15, 2007, except
for Note 16 as to which the
date is September 6, 2007

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005

	(Restated)	(Restated)
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$1,085,000	$1,484,000
Accounts receivable-net of allowance for doubtful accounts of $100,000	448,000	984,000
Inventory	8,255,000	5,475,000
Investment securities	1,540,000	2,700,000
Deferred compensation	673,000	525,000
Prepaid expenses and other current assets	2,599,000	3,273,000
Note receivable - current	174,000	-
Current portion of deferred tax asset	90,000	-
Total current assets	14,864,000	14,441,000

Property, plant and equipment - net	14,020,000	9,535,000
Trademarks and intangibles - net	5,874,000	5,984,000
Deferred tax asset, net of current portion	517,000	100,000
Note receivable, net of current assets	1,355,000	-
Other assets	47,000	60,000
TOTAL ASSETS	$36,677,000	$30,120,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,913,000	$2,263,000
Income taxes payable	535,000	899,000
Line of credit	1,256,000	633,000
Current maturities of long-term debt	548,000	561,000
Deferred tax liability - current	-	90,000
Total current liabilities	5,252,000	4,446,000

Other liabilities and deferred credits
Long-term debt, net of current portion	3,509,000	3,977,000
Total liabilities	8,761,000	8,423,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding) Common stock; par value $.001 per share; 20,000,000 shares authorized; 13,631,898 and 12,782,791 shares issued and outstanding	14,000	13,000
Additional paid-in capital	26,629,000	21,759,000
Accumulated other comprehensive income	334,000	282,000
Retained earnings	5,981,000	825,000
	32,958,000	22,879,000
Less: cost of 249,184 and 210,902 shares of common stock in treasury	(1,686,000)	(1,075,000)
Less: Unearned compensation	(3,356,000)	(107,000)
Total stockholders' equity	27,916,000	21,697,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,677,000	$30,120,000

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	(Restated)	(Restated)
	2006	2005	2004

Revenue	$74,086,000	$40,129,000	$27,340,000
Cost of sales	(18,237,000)	(10,161,000)	(6,746,000)
Gross profit	55,849,000	29,968,000	20,594,000

Selling, general, and administration	(48,468,000)	(26,419,000)	(17,590,000)

Income from operations	7,381,000	3,549,000	3,004,000

Other income (expense):
Interest expense	(369,000)	(317,000)	(245,000)
Interest income	175,000	158,000	154,000
Other income (expense)	276,000	15,000	(7,000)
	82,000	(144,000)	(98,000)

Income before provision for income taxes	7,463,000	3,405,000	2,906,000
Provision for income taxes	(2,307,000)	(1,002,000)	(1,159,000)

Net income	5,156,000	2,403,000	1,747,000

Less: Preferred stock dividend requirement	-	(291,000)	(18,000)
Net income attributable to common shareholders	$5,156,000	$2,112,000	$1,729,000

Basic earnings per share	$0.41	$0.17	$0.16
Diluted earnings per share	$0.38	$0.17	$0.14

Weighted average shares outstanding -
Basic	12,699,066	12,258,734	10,832,360
Diluted	13,482,894	12,780,959	12,413,424

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2006, 2005, and 2004

	Series B		Series C		(Restated)
	Preferred Stock		Preferred Stock		Common Stock
		Stated		Stated		Par Value	Additional
	Number	Value	Number	Value	Number	$0.001	Paid-In	Retained
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Earnings deficit)
Balance, December 31, 2003	403,734	404,000	267,000	267,000	10,482,609	10,000	20,120,000	(3,016,000)
Preferred converted to Common Stock	(103,120)	(103,000)	(67,000)	(67,000)	340,240		170,000
Options exercised to Common Stock					47,221	1,000	34,000
Warrants Converted to Common Stock					46,700		125,000
Conversion of debt to equity					55,400		28,000
Conversion of debt to equity out of Treasury							114,000
Common stock issued to Consultants					15,500		93,000
Shares issued out of Treasury							(135,000)
Common Stock issued for Series “C” dividend					13,400		7,000	(7,000)
Dividend paid in stock								(11,000)
Net Income								1,747,000
Balance, December 31, 2004	300,614	301,000	200,000	200,000	11,001,070	11,000	20,556,000	(1,287,000)

Preferred converted to Common Stock	(300,614)	(301,000)	(200,000)	(200,000)	1,001,228	1,100	500,000
Warrants Converted to Common Stock					2,000	-	2,000
Options excercised to common stock					138,335	100	190,000
Common Stock issued for Series “C” dividend					38,000	-	19,000	(19,000)
Dividend paid in stock								(11,000)
Common stock issued for Series “B” dividend					521,158	600	260,000	(261,000)
Common stock issued to Employees					81,000	100	271,000
Treasury shares issued to employees						100	(39,000)
Shares issued to officer with two year vesting period
Vesting of unearned compensation
Treasury shares repurchased
Net income								2,403,000
Balance, December 31, 2005	0	$0	0	$0	12,782,791	$13,000	$21,759,000	$825,000

Warrants converted to common stock					142,810	200	762,000
Common stock issued to Directors					10,750	100	69,000
Common stock issued to consultants					2,500	100	17,000
Dividend paid in stock
Options excercised to common stock					128,047	100	240,000
Options granted to CEO							383,000
FASB 123R vesting							41,000
Shares issued to executives with 5 & 6 year vesting period					565,000	600	3,374,000
Treasury shares issued to employees						(100)	(16,000)
Net income								5,156,000
Balance, December 31, 2006	0	$0	0	$0	13,631,898	$14,000	$26,629,000	$5,981,000

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - (CONTINUED)

Years Ended December 31, 2006, 2005, and 2004

Consolidated Statement of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Accumulated other comprehensive income (loss)	(Restated) Total	Treasury Stock	Unearned Compensation
Balance, December 31, 2003	(25,000)	17,760,000	(683,000)	-
Preferred converted to Common Stock
Options exercised to Common Stock		35,000	(31,000)
Warrants Converted to Common Stock		125,000	(123,000)
Conversion of debt to equity		28,000
Conversion of debt to equity out of Treasury		114,000	166,000
Common stock issued to Consultants		93,000	135,000
Shares issued out of Treasury		(135,000)	135,000
Common Stock issued for Series “C” dividend
Dividend paid in stock		(11,000)
Net Income	(14,000)	1,733,000
Balance, December 31, 2004	(39,000)	19,742,000	(536,000)	-

Preferred converted to Common Stock			(124,000)
Warrants Converted to Common Stock		2,000
Options excercised to common stock		190,000
Common Stock issued for Series “C” dividend
Dividend paid in stock		(11,000)
Common stock issued for Series “B” dividend
Common stock issued to Employees		271,000
Treasury shares issued to employees		(39,000)	38,000
Shares issued to officer with two year vesting period				(122,000)
Vesting of unearned compensation				15,000
Treasury shares repurchased			(453,000)
Net income	321,000	3,048,000
Balance, December 31, 2005	$282,000	$22,879,000	$(1,075,000)	$(107,000)

Warrants converted to common stock		763,000	(137,000)
Common stock issued to Directors		69,000
Common stock issued to consultants		17,000
Dividend paid in stock
Options excercised to common stock		241,000	(490,000)
Options granted to CEO		383,000		(383,000)
FASB 123R vesting		41,000
Shares issued to executives with 5 & 6 year vesting period		3,374,000		(3,374,000)
Vesting of unearned compensation				508,000
Treasury shares issued to employees		(16,000)	16,000
Net income	52,000	5,207,000
Balance, December 31, 2006	$334,000	$32,958,000	$(1,686,000)	$(3,356,000)

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
Years Ended December 31,

	(Restated)	(Restated)
	2006	2005	2004

Cash flows from Operating Activities:
Net income	$5,156,000	$2,403,000	$1,747,000
Adjustments to reconcile net income to net cash provided by operating activities from operations:
Depreciation and amortization	2,271,000	2,266,000	1,210,000
Realized (gain) loss on investment securities	(79,000)	10,000	19,000
Loss on sale of Consumer Choice Systems	323,000	-	-
Common stock issued for services	86,000	150,000	93,000
Vesting of unearned compensation	509,000	15,000	-
Stock options vested during year	40,000	-	-
Excess tax benefits from share-based payment arrangements	16,000	-	-
Net change in other accumulated comprehensive income (loss)	52,000	321,000	(14,000)
Provision for bad debts	-	13,000	-
Deferred income taxes	(597,000)	100,000	486,000

Changes in Assets and Liabilities:
Decrease (increase) in accounts receivable	379,000	65,000	(422,000)
(Increase) in inventory	(3,138,000)	(1,225,000)	(1,263,000)
(Increase) decrease in prepaid expenses and other current assets	675,000	(2,194,000)	(143,000)
(Increase) in deferred compensation	(148,000)	(204,000)	-
Decrease (increase) in other assets	13,000	10,000	(25,000)
Increase (decrease) in accounts payable and accrued expenses	651,000	1,323,000	(460,000)
Increase (decrease) in income taxes payable	(364,000)	160,000	674,000
Net cash provided by operating activities	5,845,000	3,213,000	1,902,000

Cash Flows from Investing Activities:
Sale (purchase) of investment securities, net	1,237,000	(84,000)	1,338,000
Purchase of building	-	-	(566,000)
Purchase of property and equipment	(5,557,000)	(1,672,000)	(1,490,000)
Purchase of intangible assets	(2,427,000)	(276,000)	(2,792,000)
Net cash (used in) investing activities	(6,747,000)	(2,032,000)	(3,510,000)

Cash Flows from Financing Activities:
Issuance of common stock, options and warrants	795,000	66,000	7,000
Increase in line of credit, net	623,000	561,000	314,000
Excess tax benefits from share-based payment arrangements	(14,000)	-	-
Purchase of treasury stock	(420,000)	(452,000)	-
Proceeds from long-term debt	-	-	475,000
Principal repayments of long-term debt	(481,000)	(473,000)	(1,089,000)
Dividends paid on preferred stock	-	(11,000)	(11,000)
Net cash provided by (used in) financing activities	503,000	(309,000)	(304,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(399,000)	872,000	(1,912,000)

Cash and cash equivalents - beginning of the year	1,484,000	612,000	2,524,000
Cash and cash equivalents - end of year	$1,085,000	$1,484,000	$612,000

Supplemental disclosure of cash flow information:
Interest paid	$369,000	$317,000	$245,000
Income taxes	$3,403,000	$1,983,000	$-

Supplemental disclosure of non cash activity:
Common stock issued to executives over 6-year vesting period	$3,373,000	$-	$-
Common shares issued for options and warrants	$591,000	$-	$-
Options vested during period	$40,000	$-	$-
Conversion of preferred stock B and C to common stock	$-	$501,000	$170,000
Common stock for services	$86,000	$150,000	$93,000
Conversion of debt to equity	$-	$-	$307,000
Preferred B and C Stock Dividends	$-	$287,000	$7,000
Line of credit converted to long-term debt	$-	$369,000	$-
Common stock issued for compensation to be earned upon vesting	$-	$122,000	$-

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

Inventory

Inventories consist principally of packaged meal replacements held in the Company’s warehouse. Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs. On a quarterly basis, management reviews inventory for unsalable or obsolete inventory. Obsolete or unsalable inventory write-offs has been immaterial to the financial statements as our products have useful lives ranging from 14-24 months.

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

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

	Years Ended December 31
	2006	2005	2004
Net income:	(Restated)	(Restated)
As reported	5,156,000	2,403,000	1,747,000
Add: Stock-based employee compensation expense included in net income, net of related tax effects	24,000
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(24,000)	(291,000)	(108,000)
Net income, pro forma	5,156,000	2,112,000	1,639,000

Net income per share:
as reported:
Basic	$0.41	$0.17	$0.16
Diluted	$0.38	$0.17	$0.14
Pro forma:
Basic	$0.41	$0.17	$0.15
Diluted	$0.38	$0.17	$0.13

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

3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITES

The following summarizes cash, cash equivalents, and marketable securities:

	Cost	Accrued interest	Fair value
Cash and cash equivalents
Demand deposits	$106,000	$-	$106,000
Money market accounts	979,000	-	979,000
December 31, 2006	$1,085,000	$-	$1,085,000
Marketable Securities
Marketable securities	$1,206,000	$334,000	$1,540,000
December 31, 2006	$1,206,000	$334,000	$1,540,000
Cash and cash equivalents
Demand deposits	$330,000	$-	$330,000
Money market accounts	1,154,000	-	1,154,000
December 31, 2005	$1,484,000	$-	$1,484,000
Cash equivalents and marketable securities
Marketable securities	$2,418,000	$282,000	$2,700,000
December 31, 2005	$2,418,000	$282,000	$2,700,000

4. INVENTORY

Inventory consists of the following at December 31, 2006 and 2005:

	2006	2005
Raw materials	$1,872,000	$1,906,000
Packaging	1,625,000	1,142,000
Finished goods	4,758,000	2,427,000
	$8,255,000	$5,475,000

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expense and other current assets as of December 31, 2006 and 2005, consist of the following:

	2006	2005

Marketing and advertising	1,830,000	1,592,000
Taxes	-	779,000
Supplies	158,000	393,000
Insurance	519,000	294,000
Services		50,000
Other	92,000	165,000
	2,599,000	3,273,000

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2006 and 2005, consist of the following:

	2006	2005
Land	$650,000	$650,000
Building and building improvements	7,182,000	6,871,000
Equipment and fixtures	10,805,000	5,583,000
Vehicle	43,000	19,000
	18,680,000	13,123,000
Less accumulated depreciation and amortization	4,660,000	3,588,000
Property, plant and equipment - net	$14,020,000	$9,535,000

Substantially all of the Company's property, plant and equipment are pledged as collateral for various loans (see Note Payable footnote).

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 were $1,072,000, $835,000 and $804,000, respectively.

7. TRADEMARKS AND INTANGIBLES

	As of December 31, 2006		As of December 31, 2005
	(Restated)	(Restated)	(Restated)	(Restated)
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$5,587,000	$1,969,000	$4,356,000	$1,398,000
Non-compete agreements	840,000	840,000	840,000	566,000
Trademarks, patents, and copyrights
finite life	1,557,000	210,000	920,000	121,000
infinite life	909,000	-	1,059,000	-
Goodwill	-		894,000	-
Total	$8,893,000	$3,019,000	$8,069,000	$2,085,000

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was as follows:

	(Restated)	(Restated)
	2006	2005	2004
Customer lists	$774,000	$1,004,000	$244,000
Non-compete agreements	273,000	369,000	162,000
Trademarks, patents, and copyrights	152,000	58,000	-
Total trademarks and intangibles	$1,199,000	$1,431,000	$406,000

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

The Company leases large commercial printers for our printing operation that supports our direct response marketing efforts. The leases extend through November 2009. The annual lease payments are $509,000, $509,000, and $467,000 for the years ended December 31, 2007, 2008, and 2009, respectively.

The following is a schedule by years of future minimum rental and lease payments required under operating lease that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006:

For the Years Ending December 31,
2007	$762,000
2008	730,000
2009	682,000
2010	110,000
2011	70,000
Total minimum payments required	$2,354,000

Rent expense for the years ended December 31, 2006, 2005, and 2004 was $116,000, $211,000, and $229,000, respectively.

There is no pending or threatened legal action that would have material adverse on the Company’s consolidated financial position, results or operations or cash flows in future years.

10. INCOME TAXES

Significant components of the income tax benefit for the years ended December 31 are as follows:

	(Restated)	(Restated)
	2006	2005	2004
Current:
Federal	$1,073,000	$631,000	$600,000
State	327,000	181,000	90,000
Total Current	$1,400,000	$812,000	$690,000
Deferred:
Federal	$786,000	$157,000	$408,000
State	121,000	33,000	61,000
Total deferred	907,000	190,000	469,000
Income tax expense	$2,307,000	$1,002,000	$1,159,000

A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax benefit in the consolidated statements of income for the years ended December 31 is as follows:

	(Restated)	(Restated)
	2006	2005	2004
Provision at the U.S. federal statutory rate	$2,537,000	$1,102,000	$1,087,000
State taxes, net of federal benefit	371,000	170,000	145,000
Intangible assets	(297,000)	(156,000)	(73,000)
Other temporary differences	-	(98,000)	-
Cost segregation study	(275,000)	-	-
Permanent differences	(29,000)	(16,000)	-
Income tax expense	$2,307,000	$1,002,000	$1,159,000

Medifast, Inc.’s deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	(Restated)	(Restated)
	2006	2005
Deferred tax assets
Intangible assets	$480,000	$100,000
Accounts receivable	37,000	-
Inventory overhead and write downs	49,000	-
Deferred compensation	41,000	-
Total deferred tax assets	$607,000	$100,000

Deferred Tax Liabilities
Intangible assets	$-	$-
Accounts receivable	-	(37,000)
Inventory overhead and write downs	-	(53,000)
Total deferred tax liabilities	$-	$(90,000)

The 2006 effective income tax rate of 30.9% differed from the federal statutory rate of 34% due to the amortization of intangible assets, a cost segregation study performed on fixed assets, as well as timing differences for other temporary and permanent differences, and state income taxes.

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

The following summarizes the stock option activity for the years ended December 31:

	2006		2005		2004

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	359,727	$2.71	389,397	$1.51	439,455	$1.76
Options granted	100,000	6.25	333,333	2.64	30,000	8.60
Options reinstated	16,666	6.36	-	0.00	-	0.00
Options exercised	(128,147)	(2.11)	(138,335)	(1.83)	(47,221)	(1.19)
Options forfeited or expired	(26,667)	(8.36)	(224,668)	(1.17)	(32,837)	(7.01)
Outstanding at end of year	321,579	$3.88	359,727	$2.71	389,397	$1.51
Options exercisable at year end	211,577	$2.77	329,725	$2.56	350,336	$1.11

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

The Company has the following warrants outstanding for the purchase of its common stock:

Exercise Price	Expiration Date	2006	Years Ended December 31, 2005	2004

$0.35	March, 2005	-	-	2,000
$4.80	January, 2009	120,000	240,000	360,000
$10.00	June, 2006	0	25,000	25,000
$16.78	July, 2008	82,500	82,500	82,500
		202,500	347,500	469,500
	Weighted average exercise price	9.68	8.02	$7.16

As of December 31, 2006, 82,500 of the warrants are exercisable.

15. QUARTERLY RESULTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Revenue	$19,183,000	$19,954,000	$19,642,000	15,307,000
Gross Profit	14,405,000	15,101,000	14,937,000	11,406,000
Operating Income	2,950,000	2,350,000	1,771,000	310,000
Net Income	2,001,000	1,448,000	1,455,000	252,000
Earnings per common share - diluted (1)	0.15	0.11	0.11	0.02

2005
Revenue	$8,326,000	$10,555,000	$10,985,000	10,263,000
Gross Profit	6,253,000	7,932,000	8,310,000	7,473,000
Operating Income	781,000	1,023,000	1,135,000	610,000
Net Income	426,000	672,000	526,000	488,000
Earnings per common share - diluted (1)	0.03	0.05	0.04	0.04

(1) -Earnings per common share is computed independently for each of the quarters presented; accordingly, in the sum of the quarterly earnings per common share may not equal the total computed for the year.

16. RESTATEMENT

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

The December 31, 2006 financial statements have been restated to decrease amortization expense on customer lists by $125,000. Pre-tax income increased by $125,000 from $7,338,000 to $7,463,000 for the year-ended December 31, 2006. Net income for the year ended December 31, 2006 increased by $74,000 from $5,082,000 to $5,156,000 and retained earnings increased from $5,907,000 to $5,981,000.

17. BUSINESS SEGMENTS

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

The following tables present segment information for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31, 2006 (Restated)
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	71,049,000	3,147,000	(110,000)	74,086,000
Cost of Sales	17,724,000	513,000		18,237,000
Other Selling, General and Adminstrative Expenses	42,418,000	3,503,000		45,921,000
Depreciation and Amortization	1,811,000	460,000		2,271,000
Interest (net)	146,000	48,000		194,000
Provision for income taxes	2,298,000	9,000		2,307,000
Net income (loss)	6,652,000	(1,386,000)	(110,000)	5,156,000

Segment Assets	21,978,000	14,949,000		36,927,000

	Year Ended December 31, 2005 (Restated)
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	37,980,000	2,311,000	(162,000)	40,129,000
Cost of Sales	9,012,000	1,149,000		10,161,000
Other Selling, General and Adminstrative Expenses	21,846,000	2,583,000		24,429,000
Depreciation and Amortization	1,629,000	637,000		2,266,000
Interest (net)	184,000	(25,000)		159,000
Provision for income taxes	968,000	34,000		1,002,000
Net income (loss)	4,341,000	(2,067,000)	(162,000)	2,112,000

Segment Assets	15,985,000	14,560,000		30,545,000

	Year Ended December 31, 2004
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	25,686,000	1,654,000		27,340,000
Cost of Sales	6,292,000	454,000		6,746,000
Other Selling, General and Adminstrative Expenses	14,020,000	2,385,000		16,405,000
Depreciation and Amortization	662,000	548,000		1,210,000
Interest (net)	112,000	(21,000)		91,000
Provision for income taxes	1,137,000	22,000		1,159,000
Net income (loss)	3,463,000	(1,734,000)		1,729,000

Segment Assets	12,978,000	12,990,000		25,968,000

18. DISPOSAL OF A BUSINESS SEGMENT

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

	2005	2004	2003
Revenues, net	$958,000	$1,498,000	$851,000
Cost of Sales	733,000	686,000	343,000
Gross Profit	225,000	812,000	508,000
Compensation and Professional Fees	290,000	213,000	254,000
Selling, General and Adminstrative Expenses	208,000	256,000	212,418
Depreciation and Amortization	209,000	90,000	95,000
Interest (net)	8,000	17,000	8,000
Net income (loss)	(490,000)	236,000	(61,418)
Earnings per share - basic	(0.04)	0.02	(0.01)
Earnings per share - diluted	(0.04)	0.02	(0.01)

Segment Assets	2,216,000	2,625,000	2,497,000
Fixed assets, net of depreciation	54,000	71,000	91,000
Inventory	293,000	391,000	470,000
Prepaid expenses	327,000	-	53,000
Accounts receivable	171,000	629,000	221,000
Intangible assets	443,000	635,000	635,500
Goodwill	893,500	893,500	893,500

INDEX TO EXHIBITS

No.
3.1	Certificate of Incorporation of the Company and amendments thereto*

3.2	By-Laws of the Company*

10.1	1993 Stock Option Plan of the Company as amended*

10.3	Lease relating to the Company's Owings Mills, Maryland facility**

10.4	Employment agreement with Bradley T. MacDonald***

10.5	Employment agreement with Bradley T. MacDonald signed February 8, 2006

10.6	Employment agreement with Michael S. McDevitt signed February 8, 2006

10.7	Employment agreement with Margaret MacDonald signed February 8, 2006

10.8	Employment agreement with Brendan N. Connors signed February 8, 2006

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*	Filed as an exhibit to and incorporated by reference to the Registration Statement on Form SB-2 of the Company, File No. 33-71284-NY.

**	Filed as an exhibit to and incorporated by reference to the Registration Statement on Form S-4 of the Company, File No. 33-81524.

***	Filed as an exhibit to 10KSB, dated April 15, 1999 of the Company, file No. 000-23016.

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

Name	Title	Date

/s/ BRADLEY T. MACDONALD	Chairman of the Board,	September 6, 2007
Bradley T. MacDonald	Director

/s/ GEORGE LAVIN	Director	September 6, 2007
George Lavin

/s/ MICHAEL C. MACDONALD	Director	September 6, 2007
Michael C. MacDonald

/s/ MARY T. TRAVIS	Director	September 6, 2007
Mary T. Travis

/s/ REV. DONALD F. REILLY, OSA	Director	September 6, 2007
Rev. Donald F. Reilly, OSA

/s/ MICHAEL J. MCDEVITT	Director	September 6, 2007
Michael J. McDevitt

/s/ JOSEPH D. CALDERONE	Director	September 6, 2007
Joseph D. Calderone

/s/ CHARLES P. CONNOLLY	Director	September 6, 2007
Charles P. Connolly

/s/ DENNIS M. MCCARTHY	Director	September 6, 2007
Dennis M. McCarthy