Form 10-Q/A
period 2007-03-31
MEDIFAST INC
filed 2007-09-06
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to our Form 10-Q for the period ended March 31, 2007 is being filed for the purpose of adding to or clarifying our Significant Accounting Policies, financial statements, footnotes, and Management Discussion and Analysis. In regard to our Significant Accounting Policies we have included detail on our deferred compensation plan. We have also provided additional information on intangible assets to include the useful lives each type of intangible asset is being amortized over as well as additional information on how the Company tests for impairment. The Company has also clarified its revenue recognition policy.

The Company has restated its financial statements to properly record amortization expense for the three months ended March 31, 2006 and March 31, 2007. See footnote 12 for additional detail.

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

Item 7, “Management Discussion and Analysis” has been updated to include additional detail on selling, general, and administrative expenses changes for the three months ended March 31, 2006 and March 31, 2007

Except as discussed above, we have not modified or updated the disclosure presented in the original quarterly filing. This Form 10-Q/A does not reflect events that have occurred after the filing of the original quarterly report or modify or update disclosures presented in the original quarterly filing affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission (“SEC”) subsequent to the date of the filing of the original quarterly report.

In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer.

Index

Part I
Financial Information:

Condensed Consolidated Balance Sheets - March 31, 2007 (unaudited) and December 31, 2006 (audited)	4

Condensed Consolidated Statements of Income - Three Months Ended March 31, 2007 and 2006 (unaudited)	5

Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2007 and 2006 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	8

Management Discussion and Analysis of Financial Condition And Results of Operations	15

Part II

Exhibits	20
EX 31.1
EX 31.2
EX 32.1

 MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Restated)	(Restated)
	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,857,000	$1,085,000
Accounts receivable-net of allowance for doubtful accounts of $100,000	525,000	448,000
Inventory	8,707,000	8,255,000
Investment securities	1,414,000	1,540,000
Deferred compensation	798,000	673,000
Prepaid expenses and other current assets	3,483,000	2,599,000
Note receivable - current	174,000	174,000
Deferred tax asset	92,000	90,000
Total Current Assets	17,050,000	14,864,000

Property, plant and equipment - net	14,575,000	14,020,000
Trademarks and intangibles - net	5,817,000	5,874,000
Deferred tax asset, net of current portion	603,000	517,000
Note receivable, net of current portion	1,314,000	1,355,000
Other assets	53,000	47,000

TOTAL ASSETS	$39,412,000	$36,677,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,615,000	$2,913,000
Income taxes payable	689,000	535,000
Line of credit	1,906,000	1,256,000
Current maturities of long-term debt	528,000	548,000
Total current liabilities	6,738,000	5,252,000

Long-term debt, net of current portion	3,392,000	3,509,000
Total Liabilities	10,130,000	8,761,000

Stockholders' Equity:

Common stock; par value $.001 per share; 20,000,000 authorized; 13,643,998 and 12,782,791 shares issued and outstanding, respectively	14,000	14,000
Additional paid-in capital	26,752,000	26,629,000
Accumulated other comprehensive income	348,000	334,000
Retained Earnings	7,354,000	5,981,000
	34,468,000	32,958,000

Less: cost of 274,184 and 210,902 shares of common stock in treasury	(1,994,000)	(1,686,000)
Less: unearned compensation	(3,192,000)	(3,356,000)
Total Stockholders' Equity	29,282,000	27,916,000

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$39,412,000	$36,677,000

See accompanying notes to condensed consolidated financial statement.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	(Restated)	(Restated)
	2007	2006
	(Unaudited)	(Unaudited)

Revenue	$20,089,000	$19,183,000
Cost of sales	5,058,000	4,778,000
Gross Profit	15,031,000	14,405,000

Selling, general, and administration	13,117,000	11,455,000

Income from operations	1,914,000	2,950,000

Other income/(expense)
Interest expense	(95,000)	(89,000)
Interest income	33,000	98,000
Other expense	51,000	79,000
	(11,000)	88,000

Net income before provision for income taxes	1,903,000	3,038,000
Provision for income tax (expense)	(530,000)	(1,037,000)

Net income	$1,373,000	$2,001,000

Basic earnings per share	$0.11	$0.15
Diluted earnings per share	$0.10	$0.15

Weighted average shares outstanding -
Basic	12,899,543	12,965,518
Diluted	13,690,788	13,474,411

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	(Restated)	(Restated)
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,373,000	$2,001,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	786,000	540,000
Realized (gain) loss on investment securities	32,000	(19,000)
Loss on sale of Consumer Choice Systems	-	323,000
Common stock issued for services	21,000	33,000
Stock options vested during period	77,000	18,000
Excess tax benefits from share-based payment arrangements	30,000	(6,000)
Vesting of unearned compensation	164,000	15,000
Net change in other comprehensive (loss) income	14,000	(55,000)
Deferred income taxes	(88,000)	(350,000)

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(76,000)	79,000
(Increase) decrease in inventory	(452,000)	46,000
(Increase) decrease in prepaid expenses & other current assets	(885,000)	835,000
(Increase) in deferred compensation	(125,000)	(102,000)
Decrease in other assets	(6,000)	(1,000)
Increase in accounts payable and accrued expenses	701,000	652,000
(Decrease) in deferred tax liability	-	(191,000)
Increase (decrease) in income taxes payable	154,000	(416,000)
Net cash provided by operating activities	1,720,000	3,402,000

Cash Flow from Investing Activities:
(Purchase) sale of investment securities, net	97,000	(44,000)
(Purchase) of property and equipment	(1,044,000)	(763,000)
(Purchase) of intangible assets	(240,000)	(150,000)
Net cash (used in) investing activities	(1,187,000)	(957,000)

Cash Flow from Financing Activities:
Issuance of common stock, options and warrants	24,000	13,000
(Repayment) of long-term debt, net	(137,000)	(155,000)
Increase in line of credit	650,000	-
Decrease in note receivable	41,000	-
Excess tax benefits from share-based payment arrangements	(30,000)	6,000
(Purchase) of treasury stock	(309,000)	-
Net cash provided by (used in) financing activities	239,000	(136,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	772,000	2,309,000
Cash and cash equivalents - beginning of the period	1,085,000	1,484,000
Cash and cash equivalents - end of period	$1,857,000	$3,793,000

Supplemental disclosure of cash flow information:
Interest paid	$95,000	$89,000
Income taxes	$464,000	$1,231,000

Supplemental disclosure of non cash activity:
Common stock issued to executives over 6-year vesting period	$-	$3,373,000
Common shares issued for options and warrants	$-	$384,000
Options vested during period	$77,000	$18,000
Common stock issued for services	$21,000	$33,000
Line of credit converted to long-term debt	$-	$369,000

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

	Three Months Ended March 31,
	2007	2006
	(Restated)	(Restated)
	(Unaudited)	(Unaudited)

Supplemental disclosure of non cash activity:
Sale of Consumer Choice Systems
Inventory	$-	$358,000
Accounts Receivable	-	131,000
Intangible assets, net	-	1,337,000
Note receivable	-	(1,503,000)
Loss on sale of Consumer Choice Systems	-	(323,000)
	$-	$-

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

General

1.	Basis of Presentation

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

	As of March 31, 2007		As of December 31, 2006
	(Restated)	(Restated)	(Restated)	(Restated)
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$5,791,000	$2,207,000	$5,587,000	$1,969,000
Non-compete agreements	840,000	840,000	840,000	840,000
Trademarks, patents, and copyrights
finite life	1,592,000	268,000	1,557,000	210,000
infinite life	909,000		909,000
Total	$9,132,000	$3,315,000	$8,893,000	$3,019,000

Amortization expense for the three months ended March 31, 2007 and 2006 was as follows:

	(Restated)	(Restated)
	2007	2006
Customer lists	$239,000	193,000
Non-compete agreements	-	97,000
Trademarks and patents	58,000	27,000

Total Trademarks and Intangibles	$297,000	$317,000

Amortization expense is included in selling, general and administrative expenses.

5.	Fixed Assets

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

		Three Months Ended
		(Restated)	(Restated)
		03/31/07	03/31/06
Net income, as reported		$1,373,000	$2,001,000
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	77,000	11,000
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(77,000)	(11,000)
Net income, pro forma		$1,373,000	$2,001,000

Earning per share:
Basic, as reported		$0.11	$0.15
Basic, pro forma		$0.11	$0.15
Diluted, as reported		$0.10	$0.15
Diluted, pro forma		$0.10	$0.15

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

The March 31, 2006 financial statements have been restated to decrease amortization expense on customer lists by $219,000. Pre-tax income increased by $219,000 for the quarter-ended March 31, 2006 from $2,819,000 to $3,038,000. Net income for the quarter-ended March 31, 2006 increased by $307,000 from $1,694,000 to $2,001,000 and retained earnings increased from $2,519,000 to $2,826,000.

The March 31, 2007 financial statements have been restated to increase amortization expense on customer lists by $84,000. Pre-tax income decreased by $84,000 for the quarter-ended March 31, 2007 from $1,987,000 to $1,903,000. Net income for the quarter-ended March 31, 2007 decreased by $49,000 from $1,422,000 to $1,373,000 and retained earnings decreased from $7,403,000 to $7,354,000.

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

The following tables present segment information for the three months ended March 31, 2007 and 2006:

	Three Month Ended March 31, 2007 (Restated)
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	18,183,000	1,906,000		20,089,000
Cost of Sales	4,829,000	229,000		5,058,000
Other Selling, General and Adminstrative Expenses	10,254,000	2,026,000		12,280,000
Depreciation and Amortization	657,000	129,000		786,000
Interest (net)	(8,000)	70,000		62,000
Provision for income taxes	530,000			530,000
Net income (loss)	1,921,000	$(548,000)		1,373,000

Segment Assets	23,831,000	15,581,000		39,412,000

	Three Month Ended March 31, 2006 (Restated)
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	18,366,000	817,000		19,183,000
Cost of Sales	4,648,000	130,000		4,778,000
Other Selling, General and Adminstrative Expenses	9,510,000	1,326,000		10,836,000
Depreciation and Amortization	354,000	186,000		540,000
Interest (net)	(67,000)	58,000		(9,000)
Provision for income taxes	1,037,000	0		1,037,000
Net income (loss)	2,884,000	$(883,000)		2,001,000

Segment Assets	18,585,000	13,571,000		32,156,000

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

General

Three Months Ended March 31, 2007 and March 31, 2006

Revenue: Revenue increased to $20.1 million for the first three months of 2007 as compared to $19.2 million for the first three months of 2006, an increase of $900,000 or 5%. The direct marketing sales channel accounted for 60% of total revenue, Take Shape for Life 30%, doctors 5%, and clinics 5%. As compared to the first three months of 2006, the direct response sales channel revenue increased by 4%. Direct response is normally fueled primarily by consumer advertising; however, in the first quarter of 2006 it was also fueled largely by a substantial editorial placement in a major consumer publication at no cost to the Company. Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by 6% year-over-year. The Company’s clinic division which began operating under the Medifast Weight Control Center name in late 2006, increased sales by 21% as compared to the first quarter of 2006.

Throughout the fourth quarter of 2006, the Company expanded the direct response marketing department to evaluate and analyze the past year’s media effectiveness and to more effectively spend the Company’s increased advertising budget in 2007. In the fourth quarter of 2006, the Company analyzed the past years overall campaign metrics such as response rates, closing rates and media costs in order to improve on these metrics moving forward. The first quarter of 2007 was largely spent applying knowledge gained from this analysis to utilize the most effective aspects of the 2006 advertising campaigns. This was done to both show the improvements in the campaigns execution, while also utilizing the first quarter to create new advertising campaigns that were launched at the end of the first quarter and will continue to roll out with larger spend throughout the remainder of 2007. This strategy, led to improved month-to-month return on advertising dollars throughout the first quarter of 2007. As compared to our 2006 advertising campaign, the 2007 campaign includes long-form television infomercials, new 60 second TV commercials, an expanded presence on the web, and new creative for our print and radio advertisements. The Company anticipates the quarterly advertising budget to increase throughout the second and third quarter of 2007. In the first quarter of 2007, the Company spent $4.3 million on direct response marketing.

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

Overall, selling, general and administrative expenses increased by $1,662,000 in the first quarter of 2007 as compared to the first three months of 2006. The majority of the increase was due to advertising expense increasing by approximately $1.3 million as compared to the prior year. In prior year, the advertising proved more cost-effective due to a substantial editorial placement in a major consumer publication at no cost to the Company. Personnel expenses increased by approximately $400,000 compared to prior year as the Company hired additional expertise in critical areas in order to assist in future growth. This primarily includes IT, nutrition and product development, marketing, and Take Shape for Life. Take Shape commission expense, which is completely variable in relation to sales, increased by approximately $100,000. Stock compensation expense increased by $208,000 as stock awards vested over 5 and 6 year terms for executives. The expense increases were offset by a decrease in office expense of approximately $50,000, a decrease in other expense, which includes items such as depreciation, amortization, bank charges, charitable contributions, and property taxes, of approximately $50,000 and the absence of a $323,000 loss resulting from the sale of the Consumer Choice Systems division in the first quarter of 2006.

Costs and Expenses: Cost of revenue increased $280,000 to $5.1 million in the first three months of 2007 from $4.8 million in 2006. As a percentage of sales, gross margin remained at approximately 75% for the first quarter of 2007 and 2006.

Income taxes:  For the first three months of 2007, we recorded $530,000 in income tax expense, which represents an annual effective rate of 28%. For the first three months of 2006, we recorded income tax expense of $1 million which reflected an estimated annual effective tax rate of 34%. The Company anticipates a tax rate of approximately 36-38% in 2007.

Net income: Net income was $1.4 million in the first three months of 2007 as compared to $2 million in the first three months of 2006, which reflected a decrease of $600,000 or 30%. The decrease in profit is primarily the result of an editorial placement in a major consumer magazine in the prior year first quarter which resulted in a material increase in sales that resulted in the increased profits.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment as of March 31,

	2007		2006
Segments	Sales	% of Total	Sales	% of Total

Medifast	19,249,000	96%	18,366,000	96%
All Other	840,000	4%	817,000	4%
Total Sales	20,089,000	100%	19,183,000	100%

Three Months Ended March 31, 2007 and March 31, 2006

Medifast Segment: The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors and Clinics. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for the three months ended March 31, 2007 and 2006 above.

All Other Segment: The All Other reporting segment consists of the sales of Hi-Energy and Medifast Weight Control Centers. Sales increased by $23,000 year-over year as a result of an increase in Hi-Energy and Medifast Weight Control Centers sales to $840,000. The increase in the Hi-Energy and Medifast Weight Control Centers sales were due to spending increases for advertising, increased advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics. In addition, new programs were developed that extended the lifetime value of each customer.

	Net Profit by Segment as of March 31,

	2007		2006
Segments	Profit	% of Total	Profit	% of Total

Medifast	2,071,000	151%	2,581,000	129%
All Other	(698,000)	-51%	(580,000)	-29%
Total Net Profit	1,373,000	100%	2,001,000	100%

Three Months Ended March 31, 2007 and March 31, 2006

Medifast Segment: The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors and Clinics. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for the three months ended March 31, 2007 and 2006 above. See footnote 13, “Business Segments” for a detailed breakout of expenses

All Other Segment: The All Other reporting segment consists of the losses of Hi-Energy and Medifast Weight Control Centers, and corporate expenses related to the parent company operations. Year-over-year, the loss in the All Other segment increased by $118,000 Stock compensation expense to officers of the company resulted in an increased expense of $241,000, which if taken out of the All Other segment expense, leads to an overall improvement in profitability over the previous year of $123,000. The Hi-Energy and Medifast Weight Control Centers showed an increase in net profitability year-over-year of $14,000. The remaining increase in net profitability for the All Other segments was due to the decrease in expenses in Jason Enterprises as a result of the sale of CCS. See footnote 13, “Business Segments” for a detailed breakout of expenses.

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

Evaluation of Disclosure Controls and Procedures:

In connection with the aforementioned restatement of our financial statements, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we reevaluated, as of March 31, 2007, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that reevaluation, as a result of a material weakness in internal control over financial reporting with respect to amortization expense on a customer list, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. In connection with the Original Filing and prior to our discovery of the error relating to amortization expense on a customer list, our principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were effective as of March 31, 2007 to a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

There was no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our annual report for the year ended December 31, 2006 on Form 10-K/A filed with the Securities and Exchange Commission on September 6, 2007, we determined that as of December 31, 2006 there was a material weakness in our internal controls over financial reporting with respect to amortization expense on a customer list. We have determined that this material weakness still existed as of March 31, 2007.

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

Medifast, Inc.

BY:	/S/ MICHAEL S. MCDEVITT	September 6, 2007
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