Form 10-K/A
period 2006-12-31
MEDIFAST INC
filed 2007-11-05
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 is being filed for the sole purpose of updating Item 8, footnote 7, for the estimated future amortization expense on intangible assets pursuant to the restated financial statements filed with the Securities and Exchange Commission on September 6, 2007.

Except as discussed above, we have not modified or updated the disclosure presented in the Amendment No. 1 to Form 10-K for fiscal year ended December 31, 2006 filed on September 6, 2007 with the Securities and Exchange Commission. This Form 10-K/A does not reflect events that have occurred after the filing of the Original Annual Report or modify or update disclosures presented in the Original Annual Report affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission (“SEC”) subsequent to the date of the filing of the Original Annual Report.

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

The estimated future amortization expense of trademarks and intangible assets is as follows:

For the years ending December 31,	Amount
2007	$1,290,000
2008	1,265,000
2009	1,118,000
2010	550,000
2011	545,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIFAST, INC.
(Registrant)

/s/ BRADLEY T. MACDONALD
Bradley T. MacDonald
Executive Chairman of the Board
Dated: November 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Name	Title	Date

/s/ BRADLEY T. MACDONALD Bradley T. MacDonald	Chairman of the Board, Director	November 2, 2007

/s/ GEORGE LAVIN George Lavin	Director	November 2, 2007

/s/ MICHAEL C. MACDONALD Michael C. MacDonald	Director	November 2, 2007

/s/ MARY T. TRAVIS Mary T. Travis	Director	November 2, 2007

/s/ REV. DONALD F. REILLY, OSA Rev. Donald F. Reilly, OSA	Director	November 2, 2007

/s/ MICHAEL J. MCDEVITT Michael J. McDevitt	Director	November 2, 2007

/s/ JOSEPH D. CALDERONE Joseph D. Calderone	Director	November 2, 2007

/s/ CHARLES P. CONNOLLY Charles P. Connolly	Director	November 2, 2007

/s/ DENNIS M. MCCARTHY Dennis M. McCarthy	Director	November 2, 2007