Form 10-Q/A
period 2007-06-30
MEDIFAST INC
filed 2007-11-05
CIK 910329

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2007
Common stock, $.001 par value per share	13,709,098 shares

 Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 is being filed for the sole purpose of updating “Evaluation of Disclosure Controls and Procedures” located under Item 5 - “Other Information in the Quarterly Report.” As disclosed in our annual report for the year ended December 31, 2006 on Form 10-K/A filed with the Securities and Exchange Commission on September 6, 2007, we determined that as of December 31, 2006 there was a material weakness in our internal controls over financial reporting with respect to amortization expense on a customer list. The Company also restated its Quarterly Report on form 10-Q for the quarter ended March 31, 2007 to correct the Company’s accounting for amortization expense on a customer list. We have determined that this material weakness still existed as of June 30, 2007.

Except as discussed above, we have not modified or updated the disclosure presented in Form 10-Q for quarter ended June 30, 2007 filed on August 9, 2007 with the Securities and Exchange. This Form 10-Q/A does not reflect events that have occurred after the filing of the Original Quarterly Report or modify or update disclosures presented in the Original Quarterly Report affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission (“SEC”) subsequent to the date of the filing of the Original Quarterly Report.

In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer.

Evaluation of Disclosure Controls and Procedures:

In connection with the aforementioned restatement of our financial statements, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we reevaluated, as of June 30, 2007, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that reevaluation, as a result of a material weakness in internal control over financial reporting with respect to amortization expense on a customer list, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. In connection with the Original Filing and prior to our discovery of the error relating to amortization expense on a customer list, our principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were effective as of June 30, 2007 to a reasonable assurance level.

Changes in Internal Control over Financial Reporting:

There was no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our annual report for the year ended December 31, 2006 on Form 10-K/A filed with the Securities and Exchange Commission on September 6, 2007, we determined that as of December 31, 2006 there was a material weakness in our internal controls over financial reporting with respect to amortization expense on a customer list. We have determined that this material weakness still existed as of June 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/s/ MICHAEL S. MCDEVITT	November 2, 2007
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