Form 10-Q
period 2007-09-30
MEDIFAST INC
filed 2007-11-08
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2007
Common stock, $.001 par value per share	13,709,098 shares

Index

Part I
Financial Information:

	Condensed Consolidated Balance Sheets -
	September 30, 2007 (unaudited) and December 31, 2006 (audited)	3

	Condensed Consolidated Statements of Income -
	Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2007 and 2006 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	7

	Management Discussion and Analysis of Financial Condition
	and Results of Operations	14

Part II

	Exhibits	22
	EX 31.1
	EX 31.2
	EX 32.1

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
		(Restated)
	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$2,102,000	$1,085,000
Accounts receivable-net of allowance for doubtful accounts	425,000	448,000
of $100,000
Inventory	8,471,000	8,255,000
Investment securities	1,477,000	1,540,000
Deferred compensation	830,000	673,000
Prepaid expenses and other current assets	3,208,000	2,599,000
Note receivable - current	174,000	174,000
Current portion of deferred tax asset	91,000	90,000
Total current assets	16,778,000	14,864,000

Property, plant and equipment - net	16,005,000	14,020,000
Trademarks and intangibles - net	5,749,000	5,874,000
Deferred tax asset, net of current portion	807,000	517,000
Note receivable, net of current assets	1,250,000	1,355,000
Other assets	84,000	47,000

TOTAL ASSETS	$40,673,000	$36,677,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,805,000	$2,913,000
Income taxes payable	101,000	535,000
Line of credit	-	1,256,000
Current maturities of long-term debt	1,460,000	548,000
Total current liabilities	4,366,000	5,252,000

Other liabilities and deferred credits
Long-term debt, net of current portion	4,615,000	3,509,000
Total liabilities	8,981,000	8,761,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized;
13,709,098 and 13,631,898 shares issued and outstanding	14,000	14,000
Additional paid-in capital	26,930,000	26,629,000
Accumulated other comprehensive income	367,000	334,000
Retained earnings	9,216,000	5,981,000
	36,527,000	32,958,000
Less: cost of 270,534 and 249,184 shares of common stock in treasury	(1,971,000)	(1,686,000)
Less: Unearned compensation	(2,864,000)	(3,356,000)
Total stockholders' equity	31,692,000	27,916,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,673,000	$36,677,000

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Revenue	$21,846,000	$19,642,000	$63,975,000	$58,779,000
Cost of sales	5,523,000	4,705,000	15,944,000	14,334,000
Gross Profit	16,323,000	14,937,000	48,031,000	44,445,000

Selling, general, and administration	14,766,000	13,166,000	43,116,000	37,362,000

Income from operations	1,557,000	1,771,000	4,915,000	7,083,000

Other income/(expense)
Interest expense, net	(159,000)	(42,000)	(284,000)	(134,000)
Other income	2,000	24,000	90,000	184,000
	(157,000)	(18,000)	(194,000)	50,000

Income before provision for income taxes	1,400,000	1,753,000	4,721,000	7,133,000
Provision for income tax (expense)	(446,000)	(298,000)	(1,486,000)	(2,219,000)

Net income	$954,000	$1,455,000	$3,235,000	$4,914,000

Basic earnings per share	$0.07	$0.11	$0.25	$0.39
Diluted earnings per share	$0.07	$0.11	$0.24	$0.36

Weighted average shares outstanding -
Basic	12,982,730	12,767,629	12,939,562	12,657,842
Diluted	13,683,809	13,603,208	13,640,641	13,493,421

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
		(Restated)
Cash flows from operating activities:
Net income	$3,235,000	$4,914,000
Adjustments to reconcile net income to net cash
provided by operating activities from
continuing operations:
Depreciation and amortization	2,536,000	1,633,000
Realized (gain) loss on investment securities	43,000	(62,000)
Loss on sale of Consumer Choice Systems	-	323,000
Common stock issued for services	21,000	64,000
Stock options vested during period	77,000	18,000
Excess tax benefits from share-based payment arrangements	(30,000)	6,000
Vesting of unearned compensation	492,000	346,000
Net change in other comprehensive income (loss)	33,000	(74,000)
Deferred income taxes	(291,000)	(563,000)

Changes in assets and liabilities:
Decrease in accounts receivable	23,000	56,000
(Increase) in inventory	(216,000)	(1,048,000)
(Increase) in prepaid expenses & other current assets	(609,000)	(2,886,000)
(Increase) in deferred compensation	(157,000)	346,000
( Increase) in prepaid taxes	-	(115,000)
(Increase) decrease in other assets	(37,000)	23,000
(Decrease) Increase in accounts payable and accrued expenses	(108,000)	398,000
(Decrease) in income taxes payable	(434,000)	(516,000)
Net cash provided by operating activities	4,578,000	2,863,000

Cash Flow from Investing Activities:
Sales of investment securities	30,000	341,000
(Purchase) of property and equipment	(3,551,000)	(2,745,000)
(Purchase) of intangible assets	(844,000)	(607,000)
Net cash (used in) investing activities	(4,365,000)	(3,011,000)

Cash Flow from Financing Activities:
Issuance of common stock, options and warrants	216,000	658,000
Increase (repayment) of long-term debt, net	(138,000)	(433,000)
Increase (Decrease) in line of credit, net	900,000	(21,000)
Decrease in note receivable	105,000	-
Excess tax benefits from share-based payment arrangements	30,000	(6,000)
(Purchase) of treasury stock	(309,000)	(420,000)
Net cash provided by (used in) financing activities	804,000	(222,000)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	1,017,000	(370,000)

Cash and cash equivalents - beginning of the period	1,085,000	1,484,000
Cash and cash equivalents - end of period	$2,102,000	$1,114,000

Supplemental disclosure of cash flow information:
Interest paid	$313,000	$271,000
Income taxes	$1,435,000	$3,403,000

Supplemental disclosure of non cash activity:
Common stock issued to executives over 6-year vesting period		$3,373,000
Common shares issued for options and warrants		$454,000
Options vested during period	$77,000	$18,000
Common stock issued for services	$21,000	$64,000
Line of credit converted to long-term debt	$2,156,000

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

(Unaudited)
	Nine Months Ended September 30,
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

	As of September 30, 2007		As of December 31, 2006
			(Restated)	(Restated)
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$6,369,000	$2,761,000	$5,587,000	$1,969,000
Non-compete agreements	840,000	840,000	840,000	840,000
Trademarks, patents, and copyrights
finite life	1,619,000	387,000	1,557,000	210,000
infinite life	909,000	-	909,000	-
Total	$9,737,000	$3,988,000	$8,893,000	$3,019,000

Amortization expense for the nine months ended September 30, 2007 and 2006 was as follows:
				(Restated)
			2007	2006
Customer lists			$791,000	580,000
Non-compete agreements			-	251,000
Trademarks and patents			178,000	102,000

Total Trademarks and Intangibles			$969,000	$933,000

Amortization expense is included in selling, general and administrative expenses.

5.	Fixed Assets

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

Medifast realized a $1,503,000 note receivable as a result of the sale of Consumer Choice Systems on January 17, 2006 to a former board member. The note has a 10-year term with imputed interest of 4% collateralized by 50,000 shares of Medifast stock and all the assets of Consumer Choice Systems. The amount of principal to be collected over each of the next 5 years is $174,000 per year with the remaining amount collectible thereafter of $495,000.

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

Unearned compensation represents shares issued to executives that will be vested over a 5-6 year period. These shares will be amortized over the vesting period in accordance with FASB 123(R). The expense related to the vesting of unearned compensation was $570,000 and $346,000 at September 30, 2007 and September 30, 2006, respectively.

The following summarizes the stock option activity for the Nine Months ended September 30, 2007:

	September 30, 2007

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)

Outstanding, December 31, 2006	321,579	3.76
Options granted
Options reinstated
Options exercised	(27,500)	0.89
Options forfeited or expired

Outstanding, September 30, 2007	294,079	4.16	2.47
Options exercisable, September 30, 2007	204,077	3.36	2.11

Options available for grant at end of year	928,421

10.	Recent Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

The September 30, 2006 financial statements have been restated to increase amortization expense on customer lists by $35,000. Net income for the quarter-ended September 30, 2006 decreased by $35,000 from $1,490,000 to $1,455,000 and retained earnings decreased from $5,764,000 to $5,729,000. The restatement decreased basic earnings per share by $.01 from $.12 to $.11. Diluted earnings per share remained unchanged at $.11.

13.           Reclassifications

Certain amounts for the quarter ended September 30, 2006 have been reclassified to conform to the presentation of the September 30, 2007 amounts. The reclassifications have no effect on net income for the quarters ended September 30, 2007 and 2006.

14.	Business Segments

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

The following tables present segment information for the three and nine month periods ended September 30, 2007 and September 30, 2006:

	Three Months Ended September 30, 2007
	Medifast	All Other	Consolidated

Revenues, net	20,792,000	1,054,000	21,846,000
Cost of Sales	5,374,000	149,000	5,523,000
Other Selling, General and Adminstrative Expenses	12,712,000	1,172,000	13,884,000
Depreciation and Amortization	579,000	301,000	880,000
Interest (net)	30,000	129,000	159,000
Provision for income taxes	446,000	-	446,000
Net income (loss)	1,651,000	(697,000)	954,000

Segment Assets	21,917,000	18,756,000	40,673,000

	Three Months Ended September 30, 2006
	Medifast	All Other	Consolidated
			(restated)
Revenues, net	18,812,000	830,000	19,642,000
Cost of Sales	4,557,000	148,000	4,705,000
Other Selling, General and Adminstrative Expenses	10,907,000	1,476,000	12,383,000
Depreciation and Amortization	333,000	426,000	759,000
Interest (net)	39,000	3,000	42,000
Provision for income taxes	298,000	-	298,000
Net income (loss)	2,678,000	(1,223,000)	1,455,000

Segment Assets	18,869,000	16,259,000	35,128,000

	Nine Months Ended September 30, 2007
	Medifast	All Other	Consolidated

Revenues, net	60,977,000	2,998,000	63,975,000
Cost of Sales	15,566,000	378,000	15,944,000
Other Selling, General and Adminstrative Expenses	37,350,000	3,141,000	40,491,000
Depreciation and Amortization	2,060,000	475,000	2,535,000
Interest (net)	112,000	172,000	284,000
Provision for income taxes	1,486,000	-	1,486,000
Net income (loss)	4,403,000	(1,168,000)	3,235,000

Segment Assets	21,917,000	18,756,000	40,673,000

	Nine Months Ended September 30, 2006
	Medifast	All Other	Consolidated
			(restated)
Revenues, net	56,422,000	2,357,000	58,779,000
Cost of Sales	13,944,000	390,000	14,334,000
Other Selling, General and Adminstrative Expenses	31,178,000	4,210,000	35,388,000
Depreciation and Amortization	1,223,000	567,000	1,790,000
Interest (net)	123,000	11,000	134,000
Provision for income taxes	2,219,000	-	2,219,000
Net income (loss)	7,735,000	(2,821,000)	4,914,000

Segment Assets	18,869,000	16,259,000	35,128,000

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 of our audited consolidated financial statements as of December 31, 2006.

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

General

Nine Months Ended September 30, 2007 and September 30, 2006

Revenue: Revenue increased to $64 million for the first nine months of 2007 as compared to $58.8 million for the first nine months of 2006, an increase of $5.2 million or 9%. The direct marketing sales channel accounted for 58% of total revenue, Take Shape for Life 31%, doctors 5%, and clinics 6%. As compared to the first nine months of 2006, the direct response sales channel revenue increased by 2%. Direct response is fueled primarily by consumer advertising via print, TV, web, and radio, however, in the first quarter of 2006 it was also fueled largely by a substantial editorial placement in a major consumer publication at no cost to the Company. Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by 17% year-over-year. The Company’s doctor’s sales increased by 13% compared to the first nine months of 2006. The Company’s clinic division which began operating under the Medifast Weight Control Center name in late 2006, increased sales by 34% as compared to the first nine months of 2006.

The Take Shape for Life division grew 17% year-over-year. This growth can largely be attributed to the tools and training that led to an increase in the ability of the division to both promote growth in recruiting of health coaches, as well as better supporting this growth as it occurs. This continued investment proved to be a large part of the current growth trends in Take Shape for Life sales, as well as the number of active health coaches. The number of active health coaches grew to 1,650 at the end of the third quarter 2007 compared to 1,200 at the same time period in 2006, an increase of 38%. This recent growth in health coaches was recently observed in July of 2007, with over 80% attendance growth at the 2007 National Convention compared to the attendance at the 2006 Convention. The company believes that the growth in health coach activity is a positive trend that should continue, and will lead to significant revenue growth in the near future

The Medifast Weight Control Centers, which represent approximately 6% of the Company’s overall revenues, are currently operating in 9 locations in Dallas and Orlando. In the first nine months of 2007, the Company experienced revenue growth of 34% versus the same time period last year. The average monthly revenue per clinic also witnessed significant growth of 57%, averaging $36,000 per clinic in 2007 as compared to $23,000 in the first nine months of 2006. In the expanding Dallas, TX market, the average monthly revenue per clinic is approximately $50,000. In the estimated $40 billion weight loss and health living industry, the brick and mortar clinic model has always made up a significant portion of overall sales. Medifast has incorporated this model with the creation of the Medifast Weight Control Centers. The recent growth in this division has proven that the model is in high demand from a select portion of the weight loss consumers. The Company believes that with the recent industry launches of over-the-counter and anticipated launches of prescription appetite suppressant medications that this model will continue to grow. Therefore, throughout the 2nd and 3rd quarter, the Company invested in the infrastructure of its medical clinic model. The major aspects of the investment in this division included an expanded executive team, the creation of a point of sale system, a robust customer data tracking system, finalizing the franchise opportunity documentation, and the beginning stages of expansion into several new locations. The Company believes this business will be a major driver of revenues and profits for the Medifast business as it continues to expand. The Company plans to continue the expansion of the Medifast Weight Control Centers with both additional corporate locations as well as offering the model through a franchise opportunity. The Company plans to open an additional 6 corporately owned locations in a major market by the end of the first quarter of 2008.

Overall, selling, general and administrative expenses increased by $5.8 million as compared to the first nine months of 2006. The majority of the increase was due to investments in the Company’s future advertising campaigns, along with the necessary infrastructure support tools to allow the future campaigns to improve in effectiveness. Advertising expense for the first nine months of 2007 was approximately $15.1 million compared to approximately $12.2 million for the same period last year, an increase of $2.9 million. In the prior year, the Company benefited from a substantial editorial placement in a major consumer publication at no cost to the Company. During 2007, the Company has invested in multiple celebrity endorsement contracts as well as increased public relations expense to focus on increasing brand awareness that will benefit our future advertising campaigns. Salaries and benefits increased by approximately $1,300,000 for the nine months ended September 30, 2007 as the Company hired additional expertise in critical areas in order to assist in future growth and meet regulatory needs. This primarily includes IT, nutrition and product development, marketing, Medifast Weight Control Centers, and Take Shape for Life. Take Shape for Life commission expense, which is completely variable based upon revenue, increased by approximately $1,200,000. Communication expense which includes outsourced call centers increased by $270,000 due to two outsourced call centers handling calls relating to TV, print, and Take Shape for Life sales. The Company has spent a significant amount of time and materials in the first nine months of 2007 building the future call center infrastructure with related technology and personnel. This investment will allow the call center to increase the percentage of advertising calls to be handled in-house. It is believed that this initiative will amount to significant savings and improved closing rates in the future. In the third quarter of 2007 additional call volume was moved in-house resulting in an $80,000 decrease in communication expense. The reduction of the outsourced call center expenses will occur in stages throughout the remainder of 2007 and into 2008. Other expenses increased by $400,000, which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes. Stock compensation expense increased by $208,000 as compared to the first nine months of 2006 as stock awards vest over 5 and 6 year terms for executives. These increases were offset by an approximately $175,000 decrease in office expense and the absence of a $323,000 loss resulting from the sale of the Consumer Choice Systems division in the first quarter of 2006.

Costs and Expenses: Cost of revenue increased $1.6 million to $16 million in the first nine months of 2007 from $14.3 million in 2006. As a percentage of sales, gross margin remained at approximately 75% for the first nine months of 2007 and 2006.

Income taxes:  For the first nine months of 2007, we recorded $1,486,000 in income tax expense, which represents an annual effective rate of 31.5%. For the first nine months of 2006, we recorded income tax expense of $2,219,000 which reflected an estimated annual effective tax rate of 31.1%. The Company anticipates a tax rate of approximately 32-34% in 2007.

Net income: Net income was $3.2 million in the first nine months of 2007 as compared to $4.9 million in the first nine months of 2006, which reflected a decrease of $1.7 million or 35%. The decrease was directly related to the initiatives of the Company to create its new advertising campaign and improve future capabilities to increase advertising effectiveness. Additionally, the Company did not have the benefit of the no cost editorial publication that occurred in the first quarter of 2006 that led to significant profits.

Three Months Ended September 30, 2007 and September 30, 2006

Revenue: Revenue increased to $21.8 million for the three months ended September 30, 2007 as compared to $19.6 million for the same period in 2006, an increase of $2.2 million or 11%. The direct marketing sales channel accounted for 58% of total revenue, Take Shape for Life 31%, doctors 5%, and clinics 6%. As compared to the three months ended September 30, 2006, the direct response sales channel revenue increased by 2%. Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by 30% year-over-year. Doctor’s sales increased 10% as compared to prior year and the Company’s clinic division, which began operating under the Medifast Weight Control Center name in late 2006, increased sales by 34% as compared to the quarter-ended September 30, 2006.

The Take Shape for Life division grew 30% year-over-year. This growth can largely be attributed to the 2007 National Convention that had over 80% attendance growth as compared to 2006. Health coaches were trained on tools and training materials that promoted growth in the recruitment of health coaches as well as enhanced customer support. As compared to prior year, health coach recruitment increased by 75% in the third quarter of 2007. The company believes that the growth in health coach activity is a positive trend that should continue, and will lead to significant revenue growth in the near future

Throughout the third quarter of 2007 the Company spent significant time and materials investing in the future growth capabilities of the Medifast business. This included building internal technical and personnel abilities, strategic alliances with industry leaders, and large investments in future advertising campaigns and awareness of the Medifast brand.

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

In the third quarter of 2007, the Company also continued to spend on the infrastructure necessary to meet the requirements of being a micro cap public company in today’s regulatory environment. In 2006, the Company was required to become Sarbanes-Oxley compliant and in 2007, the Company has invested in both systems and personnel to maintain compliance and ensure the highest level of internal control over financial reporting.

In the third quarter of 2007 selling, general, and administrative expenses increased by $1.6 million as compared to Q3 of 2006. As compared to prior year, advertising expense increasing by approximately $400,000. Advertising expense for Q3 of 2007 was approximately $5.1 million compared to $4.7 million for the same period last year. The primary reason for the increase in advertising expense was due to increased spending on future campaigns that include celebrity endorsement contracts and the public relations and promotions associated with them, that the Company feels would increase sales and exposure of the Medifast brand. The Company has invested in multiple celebrity endorsement contracts that increased advertising expense in the current year. In the third quarter of 2007, in order to prepare for the first quarter of 2008 the Company invested in testing a celebrity endorsed campaign, while only minimal weight loss had been experienced by both celebrities. This test was done to prove the believed increased effectiveness of a celebrity endorsed campaign. Due to the proven success of the celebrity endorsed campaign in the third quarter, and with the celebrities now having experienced substantially more weight loss, the Company invested in the creation of an advertising campaign to be launched in the first quarter of 2008. Salaries and benefits increased by approximately $500,000 as compared to the third quarter of 2006 as the Company hired additional expertise and incurred additional recruiting fees in critical areas in order to assist in future growth. This primarily includes IT, nutrition and product development, marketing, Medifast Weight Control Centers, and Take Shape for Life. The salaries are attributed to the investing of internal abilities to improve capabilities of the Company moving forward. These internal teams were associated with the building of several areas to include the additional capabilities of the Company’s website and call center. One of these major initiatives was the mid June launch of the Company’s auto-ship program that has proven successful as approximately 35% of all new customers choose the auto-ship option. The Company believes that this, along with the many other innovative updates completed, will significantly improve its customer retention strategies, while positively impacting the lifetime value of consumers and providing clearer future revenue expectations from reoccurring customers. Take Shape for Life commission expense, which is directly related to sales, increased by approximately $700,000. Communication expense which includes outsourced call centers decreased by $80,000 as the Company continues to bring more call volume into its in-house call center. Other expenses increased by $200,000, which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes. These increases were offset by an approximately $75,000 decrease in office expense.

The Company has continued to invest in building the platform for the future growth of the business. The building of a seasoned Executive Team with extensive experience and capabilities, along with providing the internal resources required to utilize these capabilities was a core focus of the business throughout the third quarter. The Company believes that each investment has provided positive improvements, however the true effect of these investments will be in the near future as the company continues its long term growth plan.

Costs and Expenses: Cost of revenue increased $800,000 to $5.5 million in Q3 of 2007 from $4.7 million in 2006. As a percentage of sales, gross margin remained at approximately 75% for the third quarter of 2007 and 2006.

Income taxes:  In the third quarter of 2007, we recorded $446,000 in income tax expense, which represents an annual effective rate of 31.9%. In the third quarter of 2006, we recorded income tax expense of $298,000 which reflected an estimated annual effective tax rate of 17%. The Company anticipates a tax rate of approximately 32-34% in 2007.

Net income: Net income was $954,000 in the third quarter of 2007 as compared to $1,455,000 in the third quarter of 2006, which reflected a decrease of $501,000 or 34%. The decrease was directly related to the initiatives of the Company to create its new advertising campaign and improve future capabilities to increase advertising effectiveness through technology and personnel.

SEGMENT RESULTS OF OPERATIONS

Net Sales by Segment for the Three Months Ended September 30,

	2007		2006
Segments	Sales	% of Total	Sales	% of Total

Medifast	20,792,000	95%	18,812,000	96%
All Other	1,054,000	5%	830,000	4%
Eliminations	-	0%	-	0%
Total Sales	21,846,000	100%	19,642,000	100%

Net Sales by Segment for the Nine Months Ended September 30,

	2007		2006
Segments	Sales	% of Total	Sales	% of Total

Medifast	60,977,000	95%	56,422,000	96%
All Other	2,998,000	5%	2,357,000	4%
Eliminations	-	0%	-	0%
Total Sales	63,975,000	100%	58,779,000	100%

Three Months Ended September 30, 2007 and September 30, 2006

Medifast Segment: The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors and Clinics. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for the three months ended September 30, 2007 and 2006 above.

All Other Segment: The All Other reporting segment consists of the sales of Medifast Weight Control Centers. Sales increased by $224,000 year-over year as a result of an increase in Medifast Weight Control Centers sales to $1,054,000. The increase in the Medifast Weight Control Center’s sales was due to the opening of more clinics in Texas, the closing of less profitable centers, spending efficiencies in advertising, improved closing rates on sales, as well as the hiring of more experienced clinic operators to manage the clinics. In addition, new programs were developed that extended the lifetime value of each customer.

Nine Months Ended September 30, 2007 and September 30, 2006

Medifast Segment: The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors and Clinics. As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the nine months ended September 30, 2007 and 2006 above.

All Other Segment: The All Other reporting segment consists of the sales of Medifast Weight Control Centers. Sales increased by $641,000 year-over year as a result of an increase in Medifast Weight Control Centers sales to $2,998,000. The increase in the Medifast Weight Control Center’s sales was due to the opening of more clinics in Texas, the closing of less profitable centers, spending efficiencies in advertising, improved closing rates on sales, as well as the hiring of more experienced clinic operators to manage the clinics. In addition, new programs were developed that extended the lifetime value of each customer. The “umbrella” effect of Medifast direct advertising has also had an impact on sales by increasing brand recognition as well as walk-in customers.

Net Profit by Segment for the Three Months Ended September 30,

	2007		2006
Segments	Profit	% of Total	Profit	% of Total

Medifast	1,651,000	173%	2,678,000	184%
All Other	(697,000)	-73%	(1,223,000)	-84%
Eliminations	-	0%	-	0%
Total Sales	954,000	100%	1,455,000	100%

Net Profit by Segment for the Nine Months Ended September 30,

	2007		2006
Segments	Profit	% of Total	Profit	% of Total

Medifast	4,403,000	136%	7,735,000	157%
All Other	(1,168,000)	-36%	(2,821,000)	-57%
Eliminations	-	0%	-	0%
Total Sales	3,235,000	100%	4,914,000	100%

Three Months Ended September 30, 2007 and September 30, 2006

Medifast Segment: The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors and Clinics. As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the three months ended September 30, 2007 and 2006 above. See footnote 14, “Business Segments” for a detailed breakout of expenses

All Other Segment: The All Other reporting segment consists of the losses of Medifast Weight Control Centers, and corporate expenses related to the parent company operations. Year-over-year, the loss in the All Other segment improved by $526,000. The decreased expenses were due to a restructuring of the Hi-Energy and Medifast Weight Control Centers management team, improved advertising spend, and reduction in salary expense. The Hi-Energy and Medifast Weight Control Centers showed an improvement year-over-year of $231,000. Corporate expenses increased in the third quarter of 2007 as compared to the prior year, which includes auditor’s fees, refinancing fees, attorney’s fees, board of director expenses, investor relations, corporate consulting, education and training, and corporate outings. See footnote 14, “Business Segments” for a detailed breakout of expenses.

Nine Months Ended September 30, 2007 and September 30, 2006

Medifast Segment: The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors and Clinics. As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the nine months ended September 30, 2007 and 2006 above. See footnote 14, “Business Segments” for a detailed breakout of expenses

All Other Segment: The All Other reporting segment consists of the losses of Medifast Weight Control Centers, and corporate expenses related to the parent company operations. Year-over-year, the loss in the All Other segment decreased by $1,653,000. These segments include the selling, general, and administrative expenses of the corporate operation, which includes auditor fees, refinancing fees, attorney’s fees, board of director expenses, investor relations, corporate consulting, education and training, and corporate outings, and the Hi-Energy and Medifast Weight Control Centers. The Medifast Weight Control Centers showed an improvement year-over-year of $440,000 associated with expanding the clinic model, and increased sales within that model. See footnote 14, “Business Segments” for a detailed breakout of expenses

Seasonality

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

Item 5. Other Information

Litigation:

Leonard Z. Sotomeyer on December 30, 2003 filed an action in the Supreme Court of the State of New York, County of New York, against his former business partner, David Scheffler, and T-1 Holdings, LLC, and included Medifast, Inc., formerly Heathrite, Inc., as a Defendant, Case 604076-03, seeking monetary damages for failure of his former business partner to compensate him under several consulting agreements with Medifast, Inc. made with H-T Capital, Inc. and derivatively on behalf of T-1 Holdings, LLC. The Court dismissed on Defendants’ motions Sotomeyer’s complaint in its entirety by Order of September 30, 2004. Following an appeal, the Appellate Division, First Department, reinstated the first and second causes of action while affirming the dismissal of Plaintiff’s remaining derivative claims by its decision April 13, 2006. During the third quarter of 2007, the Court ruled favorably to Medifast preliminarily dismissing all counts against Medifast, except one. Medifast believes it continues to have a meritorious defense to the sole remaining count and that any decision rendered would not materially impact the ongoing operations of Medifast, Inc.

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

Controls and Procedures:

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the specified time periods.

Medifast’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of Medifast’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2007. Based on that evaluation, Medifast’s chief executive officer and chief financial officer concluded that, as of that date, Medifast’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective at the reasonable assurance level.

As discussed in Medifast’s Annual Report on Form 10-K/A for the year ended December 31, 2006, management’s assessment identified the following material weakness and significant deficiency:

(A) As previously disclosed in our Form 10-K/A for the year ended December 31, 2006 the Company identified a material weakness related to its internal control over the accounting for its customer lists under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The material weakness resulted in the restatement of the Company’s consolidated financial statements as of December 31, 2006 and 2005, and the interim financial information for each of the quarters in 2006, commencing with the quarter ended March 31, 2006.

In the third quarter of 2007, management implemented enhanced internal controls over its accounting for all intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” All key management involved in the financial reporting process was trained on the accounting for intangible assets under FASB 142. In addition, any new intangible assets are reviewed by three financial management personnel before being recorded on the financial statements to ensure proper accounting and disclosure. As a result of the additional controls, management has assessed the operating effectiveness of these enhanced internal controls and believes the material weakness has been remediated.

Other than indicated above, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL S. MCDEVITT	November 8, 2007
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