Form 10-K
period 2007-12-31
MEDIFAST INC
filed 2008-03-17
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2007, based upon the closing price of $8.95 per share on the New York Stock Exchange on that date, was $109,000,000.

As of March 17, 2008, the Registrant had 13,814,098 shares of Common Stock outstanding.

PART I

ITEM 1. BUSINESS.

SUMMARY

Medifast, Inc. (the "Company” or “Medifast”) is a Delaware corporation, incorporated in 1980. The Company’s operations are primarily conducted through five of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc. ("Jason"), Take Shape for Life, Inc. (“TSFL”), Jason Enterprises, Inc., Jason Properties, LLC and Seven Crondall, LLC. The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products. Medifast, Inc.’s product lines include weight and disease management, meal replacement, and vitamins primarily manufactured in its modern, FDA approved facility in Owings Mills, Maryland.

MARKETS

Throughout the past 30 years, obesity in the United States has dramatically increased. The obesity epidemic shows no signs of slowing down and recently, the condition has worsened among Americans rather than improved. Approximately 1.7 billion people worldwide are overweight; however the percentage of overweight adults is the highest in the United States, with two-thirds of all Americans being overweight or obese.

According to a recent study, “Prevalence of Obesity and Overweight in the United States”, published in April 2006 in the Journal of American Medical Association, almost 7 out of 10 adults in the U.S. are overweight or obese, with 60 million (or about thirty percent) American adults suffering from obesity. The obesity epidemic raises concern among Americans because of the implications associated with their health. The most common health conditions associated with obesity are type II diabetes, coronary heart disease, hypertension and stroke, sleep apnea and respiratory problems, gallbladder disease, depression and certain forms of cancer.

The Center for Disease Control and Prevention shows that obesity is not only affecting adults, but children and adolescents as well. According to the CDC, the obesity prevalence in children and adolescents has tripled since 1976. Overweight and obesity in children and adolescents pose serious risks for health problems such as high blood pressure, high cholesterol and Type 2 Diabetes.

Type 2 Diabetes is expected to increase by 165 % between 2000 and 2050 according to a study “Projection of diabetes burden through 2050: impact of change demography and disease prevalence in the U.S.”, published 2001 in Diabetes Care. In addition, a study published in October 2007 by the CDC states children are now being affected by this disease also. Almost half the diabetic children in the United States are Type 2. Obese children suffering from Type 2 diabetes also suffer from various related conditions such as amputations, kidney problems and blindness.

It is important to note the difference between overweight and obese. Obesity among adults is defined as a Body Mass Index (BMI) of 30 or higher; overweight is defined as a BMI of 25 to 30. According to a recent study conducted by the Center for Disease Control and Prevention in 2006, only four (4) states in the U.S.A. had a prevalence of obesity less than twenty percent (20%). Twenty-two states showed a prevalence equal or greater than twenty-five percent (25%), and two of those states had a prevalence of obesity equal to or greater than thirty percent (30%).

The primary obesity causing factors are preventable and well known in the United States. These factors are unhealthy diet and physical inactivity. It’s estimated that poor nutrition and physical inactivity account for more than 300,000 premature deaths per year in the U.S. Many Americans ignore this despite what research studies show. According to the United States Department of Health and Human Services, only 25% of the adults and less than 25% of the teenagers include the suggested 5 or more servings of vegetables and fruits in their daily meal. 50% or more of the American adults do not do the suggested amount of physical activities. More than 1/3 of the young Americans do not engage themselves in regular vigorous physical activities.

The United States Department of Human and Health Services states that Americans spend $117 billion in costs associated with overweight and obesity. Direct medical and healthcare costs total $93 billion. The U.S. weight loss market is estimated to be a $ 55 billion/ year industry. This includes consumer spending on diet foods, health clubs, commercial weight loss centers, low-calorie prepared foods, medically supervised and commercial weight loss programs, diet books, appetite suppressants, artificial sweeteners, diet sodas, videos and cassettes, children’s weight loss camps and more. More specifically, the market for diet food home delivery is a rapidly growing $800 million industry in the United States.

Distribution Channels

Medifast Direct – Medifast’s primary distribution channel is the direct-to-consumer business. Here, customers have access to support from qualified nutritional practitioners and customer care representatives via telephone, e-mail and online chats. Medifast Direct offers a robust online web community and library for support, information and meal planning for weight loss and weight maintenance. This business is driven by an aggressive multi-media customer acquisition strategy that includes print, television, radio, direct mail and web advertising as well as public relations initiatives. In 2007, the Medifast Direct division focused on targeted marketing initiatives and providing customer support through its in house call center and nutrition support teams to better serve its clients. In addition, Medifast also continued to promote its use of leading web technology featuring customized meal planning and community components.

Take Shape for Life™ - Take Shape for Life is a physician led network of independent health coaches who are trained to provide coaching and support to client on Medifast programs. Health coaches are conduits to give clients the strategies and skills to successfully reach a healthy weight and then provide a road map to empower the individual to take control of their health. Take Shape for Life offers the exclusive BeSlimTM philosophy, which encourages long-term weight maintenance. Take Shape for Life also moves beyond the scope of weight loss to show customers how to achieve optimal health through the balance of body, mind, and finances. Take Shape for Life uses the high quality, medically validated products of Medifast as the platform to launch integrity based lifelong health optimization program.

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

Medifast Physicians –Medifast physicians have implemented the Medifast program within their practice. These physicians carry an inventory of Medifast products and resell them to patients. They also provide appropriate medical monitoring, testing, and support for patients on the program. Management estimates that more than 15,000 physicians nationwide have recommended Medifast as a treatment for their overweight patients since 1980, and over an estimated 1 million patients have used its’ products to lose and maintain their weight.

The Company offers an additional in-house support program to assist customers that are consulting their primary care physician. Customers have access to registered dieticians that provide program support and advice via a toll free telephone help line, by e-mail and online chats.

Medifast Weight Control Centers – In 2007, Medifast continued to enhance the operations in the ten corporately owned weight control centers. The Medifast Weight Control Center is the brick and mortar clinic channel of Medifast located in Texas and Florida. The centers offer a supervised model and a nationally advertised brand which encourages walk-ins and referrals from other Medifast business channels. In addition to offering a comprehensive Medifast program, the clinics offered customized patient counseling programs, and the Inbody TM composition analysis. The Company intends to open additional corporately owned Medifast Weight Control Centers in the Houston, Texas market in 2008 as well as offering the model to franchise.

The Company continues to support its private label licensee model, Hi-Energy, by providing marketing materials, ads, on-site trainings, fitness programs, nutritional programs and clinical operation materials and forms.

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

Cheskin, MD, FACP, Mitchell, MS, Lewis, BA, Javeri, MD Yep, BS. Johns Hopkins University School of Bloomberg Public Health. Efficacy of 2 Diet Plans Designed for People with Type 2 Diabetes on Weight and Health Measures

The purpose of this study was to evaluate the efficacy of the standard ADA (American Diabetic Association) self-selected diet (SD) vs. a portion controlled diabetic food diet (PCD) in obese patients with NIDDM. The study also evaluated not only the metabolic effects in the long term, but also compliance and any consequent medication changes in patients of the two weight loss regimens. (16-34 weeks of active weight loss, 52 weeks of maintenance) The meal replacements (Medifast) used in this study are soy-based products (bars, shakes, soups) that are considerably lower in sugar than their non-diabetic counterparts and other popular diet products on the market.

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

The study was published in the 2008 January/February issue of 'The Diabetes Educator'. The peer-reviewed journal is the official journal of the American Association of Diabetes Educators. The study was also presented at American Diabetes Association’s 65th Annual Scientific Session in San Diego, CA, June 11, 2005.

Efficacy of Parent-Child Dieting Plans Incorporating Medifast Meal Replacements for Weight Loss. RCT Comparing Balanced Energy Deficit Diets With or Without Meal Replacements for Weight Loss and Maintenance Among Children Dieting Alone or With a Parent. Lawrence J. Cheskin, Lisa M. Davis, Andrea Hanlon-Mitola, Amy Mitchell, Ami Jhaveri, Mary Yep, Vanessa Mitchell. Johns Hopkins Bloomberg School of Public Health, Center for Human Nutrition, Department of International Health, Baltimore, MD 21205

The study compared the safety and efficacy of supplemental Medifast portion-controlled meal replacements (MRs) with a USDA Food Guide Pyramid-based diet. Both weight loss diets were 20% energy-restricted (~500 kcal deficit). 80, 8-15yo children, BMI>95th%ile, were screened and 40 randomized to either a MR diet (3 MRs/d during active weight loss and 2 MRs/d during maintenance) or to the food-based diet. Subjects were further randomized to dieting alone or with a parent. Results: By ITT analysis, dieting with a parent, or food vs. MR, made no difference in weight outcome. However, following initial weight loss (6mos) and 1yr maintenance (18mos), significant (p≤0.05) benefits were seen in the MR group in BMI%ile (0 mos=98.8 ± 1.0, 6 mos=96.6 ± 3.2, 18 mos=96.4 ± 3.4); body fat (↓5.9%@6 mos, 5.3%@ 18 mos), total cholesterol (↓6.7%, 5.6%), LDL (↓19.8%, 7.9%) and triglycerides (↓23.6%, 22.3%). No significant between-group differences, differences in growth rates, or adverse events were observed. Conclusions: Among overweight 8-15yo children, dieting with or without a parent, meal replacements were as safe and effective as a food-based diet for weight loss and maintenance. (Supported by Medifast Inc., MD

Effectiveness of Medifast Supplements Combined with Obesity Pharmacotherapy: A Clinical Program Evaluation. Principle Investigators: Drs. Walker S.C. Poston, C. Keith Haddock, Jennifer E. Taylor, John Foreyt.

The purpose of the study is to evaluate the long-term impact of Medifast meal-replacement supplements combined with appetite suppressant medication (ASM) among participants who received a minimum of 12-weeks of treatment.

Results of this study were presented at the American Society of Bariatric Physicians annual meeting in May 2007 and the study is pending publication in a medical journal.

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

An Evaluation of Weight Loss following a Carbohydrate and Fat Restricted Diet with Appetite Suppressant and Dietary Supplementation. Vivienne Matalon, M.D. The Bariatrician Summer 2000

This was an open label trial designed to assess the safety and effectiveness of a weight loss regimen consisting of a carbohydrate and fat restricted diet, supplemented with an appetite suppressant, a dietary supplement and a liquid protein drink (Medifast). At baseline, evaluations included a history and physical, and measurements of total body weight (lbs), body fat (%), BMI, lean body mass, water weight and blood pressure. Patients were then seen weekly for 6 months. At each weekly visit, total weight, % body fat, BMI, lean body mass, water weight and BP were noted. At the end of the study statistically significant differences from baseline to final value were noted for body weight (P<.001), percent body fat (P<.001), BMI (P<.001), lean body mass (P<.001), water weight (P=.01) and body systolic (P=.003) and diastolic (P<.001) blood pressure.

Of 47 patients enrolled, 24 (51%) completed six months using the dietary regimen prescribed. Data was analyzed for all patients who were treated with the diet, as well as for the subset of patients who completed the entire study period. The dietary regimen showed that a carbohydrate and fat restricted program supplemented by a natural appetite suppressant can lead to progressive weight loss of comparable value to prescribed pharmacologic agents at the time of study. Patients in the study experienced statistically significant decreases in overall body weight, percent body fat, BMI, lean body mass, total body water and both systolic and diastolic blood pressure.

COMPETITION

There are many different kinds of diet products and programs within the weight loss industry. These include a wide variety of commercial weight loss programs, pharmaceutical products, weight loss books, self-help diets, dietary supplements, appetite suppressants and meal replacement shakes and bars. Some of Medifast’s top competitors are Jenny Craig, Nutrisystems, EDiets, Herbalife, and Weight Watchers.

The Company has proven it can compete in this competitive market because its products have been clinically tested and proven in clinical studies conducted by researchers from Johns Hopkins University and other major institutions, the Medifast products have been safely and effectively used by customers and recommended by physicians for over 25 years. Medifast has been on the cutting edge of product development with soy based nutritional and weight management products since 1980. These products are formulated with high-quality, low-calorie, low-fat ingredients that provide alternatives to fad diets or medicinal weight loss remedies.

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

PRODUCTS

The Company offers a variety of weight and disease management products under the Medifast® brand and for select private label customers. The Medifast line includes Medifast® 55 Shakes, Medifast® 70 Shakes, Medifast® Plus for Appetite Suppression Shakes, Medifast® Plus for Women’s Health Shakes, Medifast® Plus for Diabetics Shakes, Medifast® Plus for Joint Health Shakes, Medifast® Plus for Coronary Health Shakes, Medifast® Bars, Medifast® Creamy Soups, Medifast® Chicken Noodle Soup, Medifast® Chicken & Wild Rice Soup, Medifast® Beef Vegetable Stew, Medifast® Home-style Chili, Medifast® Oatmeal, Medifast® Pudding, Medifast® Scrambled Eggs, Medifast® Hot Cocoa, Medifast® Cappuccino, Medifast® Chai Latte, Medifast® Iced Teas, Medifast® Fruit Drinks, Medifast® Soy Crisps, and Medifast® Crackers.

Medifast nutritional products are formulated with high-quality, low-calorie, and low-fat ingredients. Many Medifast products are soy based and contain 24 vitamins and minerals, as well as other nutrients essential for good health. The Company uses Solae® brand soy protein, which is a high-quality complete protein derived from soybeans.

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

NEW PRODUCTS

The Company expanded the Medifast product line in 2007 by introducing Maryland Crab Soup and reformulating our current line. The reformulation resulted in an increase of 4 grams of fiber to various products including the 55, 70, and Plus lines, as well as various soups, Cappuccino and Chai Latte. Both the Chicken Noodle Soup and Chicken Wild rice soup were redesigned to provide additional protein. Many products were also reformulated to decrease the amount of carbohydrates as well.

MARKETING

In 2007, the Company continued to build and leverage its core Medifast brand through multiple marketing strategies to its target audiences. Customer acquisition strategies include national advertising in print magazines, television commercials, web advertising, direct mailings, and radio commercials. In addition, the Company executed strategic public relations efforts to secure local and national editorial placements to raise brand awareness. These mediums were used to target new customers by stressing Medifast's quick, easy and safe approach to weight management. The Company invested in two celebrity contracts with preliminary marketing and media campaigns launching in late 2007. Direct mail campaigns, e-mail newsletters and outbound calling programs were utilized to reactivate, encourage and support existing customers. In 2007, Medifast continued to enhance the Medifast website including added features in the “My Medifast” community which offers meal planning, community message boards, blogs and a robust library of information. The Company also continued to feature customer blogs on the website for potential customers to interact with loyal Medifast customers. Late in 2007, the Company launched an auto ship loyalty program where customers receive discounts and rewards with automatic shipments of Medifast Meals on a monthly basis. Both the MyMedifast community enhancements and Auto-ship program contribute to the retention of Medifast customer through improved compliance with the program.

SALES

The Company’s Sales division handles four primary areas:

Physician Sales - The sales team is responsible for prospecting medical accounts, clinics, hospitals, and HMOs.  During 2007, the sales team attended a number of medical professional trade shows, which expanded Medifast's penetration of the medical weight loss business segment.

Medifast Weight Control Center Franchises - The brick and mortar clinics have Counselors that sell Medifast products and full service programs which include weekly one-on-one counseling sessions, medical monitoring and physician oversight.  Franchise sales seek qualified partners to develop defined market territories.

Corporate Wellness - Provides Medifast Corporate Health Solutions to corporate clients who seek to provide employee wellness programs with evidence based weight management programs.

International - Sales manages our bulk export business and has responsibility to qualify and develop new international business partners.

MANUFACTURING

Jason Pharmaceuticals, Inc., the Company’s wholly owned manufacturing subsidiary, produces over 80% of the Medifast products in a state-of-the-art food and pharmaceutical-grade facility in Owings Mills, Maryland. Management purchased the plant in July 2002 for $3.4 million. The Company has also invested in increasing production capacity with the purchase of two additional manufacturing lines and a larger capacity blender. The lines have significantly improved the Company's production capability, while also improving its overall efficiencies.

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

EMPLOYEES

As of December 31, 2007, the Company employed 245 full-time and contracted employees, of whom 136 were engaged in manufacturing, warehouse management, and shipping, and 109 in marketing, administrative, call center and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company.

INFORMATION SYSTEMS INFRASTRUCTURE

Our website, which is based on internally developed software and other third party software, is hosted in San Francisco, California at a ServePath co-location facility. This facility provides redundant network connections, an uninterruptible power supply, physical and fire security and diesel generated power back up for the equipment on which our website relies upon. Our servers and our network are monitored 24 hours a day, seven days a week.

We use a variety of security techniques to protect our confidential customer data. When our customers place an order or access their account information, we use a secure server (SSL) to transfer information. Our secure server software encrypts all information entered before it is sent to our server. All customer data is protected against unauthorized access. We use PayPal, VeriSign and HackerSafe software to secure our credit card transactions.

AVAILABLE INFORMATION

All periodic and current reports, registration statements, code of conduct, code of ethics and other material that the Company is required to file with the Securities and Exchange Commission (“SEC”), including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act Reports”). These materials are available free of charge through the Company’s investor relations page at www.ChooseMedifast.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. The Company’s Internet web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

CERTIFICATIONS

The Company’s Chief Executive Officer and Chief Financial Officer have filed their certifications as required by the Securities and Exchange Commission (the “SEC”) regarding the quality of the Company’s public disclosure for each of the periods ended during the Company’s fiscal year ended December 31, 2007 and the effectiveness of internal control over financial reporting as of December 31, 2007 and 2006. Further the Company’s Chief Executive Officer has certified to the New York Stock Exchange (“NYSE”) that he is not aware of any violation by the Company of the NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE listing standards

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position
Bradley T. MacDonald	60	Chairman of the Board of Directors
Michael S. McDevitt	29	Chief Executive Officer and Chief Financial Officer
Leo Williams	60	Executive Vice President
Margaret MacDonald	30	Chief Operating Officer and President
Brendan N. Connors	30	Vice President of Finance

Bradley T. MacDonald
Mr. MacDonald became Chairman of the Board of Medifast, Inc. on January 28, 1998. Mr. MacDonald was previously employed by the Company as its Chief Executive Officer from September 1996 to March 2007. In 2006, Mr. MacDonald was named “Entrepreneur of the Year” in consumer products for the State of Maryland. Prior to joining the Company, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. From 1991 through 1994, Colonel MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food, Hospitality and Recreation Businesses for the United States Marine Corps. Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonneau Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of MacDonald and Associates, which had major financial interests in retail drug, consumer candy, and pilot sunglass companies. Mr. MacDonald was national president of the Marine Corps Reserve Officers Association and retired from the United States Marine Corps Reserve as a Colonel in 1997, after 27 years of service. He has been appointed to the Defense Advisory Board for Employer Support of the Guard and Reserve (ESGR). Mr. MacDonald serves on the Board of Directors of the Wireless Accessories Group (OTCBB: WIRX), Villa Julie College in Stevenson, Maryland and the Institute of Notre Dame High School, Baltimore, Maryland. He is also on the Board of Directors of the Marine Corps Reserve Toys for Tots Foundation and is a Foundation Trustee of the Marine Reserve Association.

Michael S. McDevitt
Mr. McDevitt joined Medifast in 2002 as the Controller and was promoted to Vice President of Finance in January 2004. In March 2005, he was promoted to President and in January of 2006 was also named Chief Financial Officer. In March of 2007, Mr. McDevitt was promoted to CEO of the Company. Prior to joining Medifast, Mr. McDevitt worked as a Financial Analyst for the Blackstone Group, an investment advisory firm based in New York, NY.

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

Margaret MacDonald, MBA
Ms. MacDonald joined Medifast in 2000 as the Director of Sales and Administration. In 2002 she was promoted to VP of Operations and in 2004 promoted to Senior VP of Operations. In May of 2006, Ms. MacDonald received an Executive MBA from Loyola University. In March 2007, she was promoted to President and Chief Operating Officer of Medifast Inc. Prior to joining Medifast, Ms. MacDonald was a legal assistant at Carrington, Coleman, Sloman, and Blumenthal in Dallas, TX.

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

Much of our growth and future profitability depends on the effectiveness of our advertising spent in the Direct to consumer channel.

Our marketing expenditures may not result in increased revenue or generate sufficient awareness of the program or the brand to the consumer. We may not be able to manage our advertising spend in a cost effective manner thereby increasing the cost to acquire a new customer to an elevated level that will decrease profits.

We may be subject to health related claims from our customers

A customer that suffers health problems may allege that the Medifast program contributed to the ailment. The Company is not currently the subject of any such claims; however, we would defend ourselves vigorously against such accusations. Regardless of the ultimate outcome, defending against such claims would be costly and could adversely affect our results of operations.

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

New fad diets or pharmaceutical solutions could put us at a competitive disadvantage

The weight loss industry is subject to fad diets. The Atkins craze hit the U.S. several years ago and had an impact on many weight loss companies. Another fad diet could sweep the nation or consumer preferences could change. Our failure to adapt or respond quickly enough to these changes could have an adverse affect on our results of operations. In addition, pharmaceutical companies are constantly trying to develop safe, effective, drugs that lead to weight loss. If successful, many dieters could perceive this to be easier than the Medifast program and this would put us at a competitive disadvantage.

Our ability to compete could be negatively affected in the event we fail to protect our brand names, trademarks or other intellectual property

Because our business relies heavily on direct to consumer models, brand awareness is an important factor in our sales strategy. Failure to protect our brand or maintain an image of good standing with the public could result in a negative effect on our operations. Additionally, failure to protect our intellectual property could result in the arrival of a similar competitor which could reduce our competitive edge or decrease our market share.

The business may grow too quickly for the current infrastructure to handle

If our advertising is extremely successful and our Take Shape for Life relationship marketing division sees a large uptick in recruitment we may be unable to handle the growth from an operational perspective. Increasing demands on our infrastructure could cause long hold times in the call center as well as delays on our website. In addition, there could be delays in order processing, packaging and shipping. We could run out of a majority of our inventory if growth exceeded our production capacity. If these difficulties are encountered in a period of hyper-growth then our operating results could suffer.

Any deficiencies or shortcomings in our information technology could prevent an efficient execution of routine business procedures

We rely heavily on our IT infrastructure to support major business components. Any disruption to the integrity of this support structure including but not limited to; software, telecommunications, Electronic Resource Platform, or the Information Technology architecture as a whole could severely limit our ability to provide customers and vendors with adequate service and operating responses. In addition, our financial reporting is directly correlated with our company-wide software Microsoft Navision 4.0. Any compromise in the veracity of this system could severely alter the accuracy of our tracking, volumes, and general reporting including financial statements.

A disruption in the supply of raw materials or the inability of third party manufacturing for certain products could affect operating results

We rely heavily on our vendors to provide quality raw materials for us to utilize in our on site manufacturing processes. Any disruption in the availability of these materials could potentially interrupt our ability to provide certain products to customers in a timely manner. Also certain products are currently manufactured through a third party. The availability of these products is prone to fluctuation dependent on the manufacturer’s ability to secure and produce a quality product that satisfies our satisfaction standards.

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

The loss of key personnel could adversely affect our ability to operate and result in a negative financial condition

Certain members of our Company oversee integral components of our Company. Although we do not anticipate the departure of any key employees including but not limited to the executive management team, we cannot guarantee their tenure indefinitely in the future.

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

Our Business is subject to regulatory and legislative restrictions

A number of laws and regulations govern our production, operation, and advertising. The FTC and certain states regulate advertising, disclosures to consumers, privacy, consumer pricing or billing arrangements, and other consumer matters. Our direct selling distribution channel is subject to risk of interpretation of certain laws pertaining to the prevention of “pyramid” or “chain sale” schemes. Although we believe we are in full compliance, should the governing body alter or enforce the law in an unanticipated way, there may be a negative result on the company’s operations. The Company’s financial reporting is subject to various laws and regulations as well, specifically, the Sarbanes-Oxley Act of 2002 and the SEC. These requirements demand the Company disclose certain information and maintain specific controls to ensure fair and legal accounting practices as outlined therein. The Company has taken substantial measures to ensure compliance through routine internal and external audits. Failure to correct any flaws in internal controls may constitute a public notification of weakness and could have an adverse effect on our stock price. Additionally, the Company is required to maintain a position of good standing in regards to taxation on both a Federal and State level. Failure to comply with federal and state regulations could result in additional taxes, fines, or interest due that could financially strain the company. Future laws and regulations could be unforeseen and potentially have a material negative impact on the Company. Failure to comply with any regulations of current or future authoritative entities could have a detrimental effect on the Company’s financial standing or operating results

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns a 49,000 square-foot facility in Owings Mills, Maryland, which contains its Corporate Headquarters and manufacturing plant. In 2003, the Company purchased a state-of-the-art 119,000 square-foot distribution facility in Ridgely, Maryland. The facility gives the Company the ability to distribute over $250 million of Medifast product sales per year. In 2004, the Company purchased a 3,000 square foot conference and training facility in Ocean City, Maryland. The facility will be used to conduct corporate training meetings, Board of Director Meetings and employee morale and wellness programs. The Company has 14 leases for its corporately owned Medifast Weight Control clinics throughout Florida and Texas. In addition, the Company leases a building in Owings Mills, MD for corporate offices. The leases range in terms from one to six years.

ITEM 3. LEGAL PROCEEDINGS.

Leonard Z. Sotomeyer on December 30, 2003 filed an action in the Supreme Court of the State of New York, County of New York, against his former business partner, David Scheffler, and T-1 Holdings, LLC, and included Medifast, Inc., formerly Heathrite, Inc., as a Defendant, Case 604076-03, seeking monetary damages for failure of his former business partner to compensate him under several consulting agreements with Medifast, Inc. made with H-T Capital, Inc. and derivatively on behalf of T-1 Holdings, LLC. The Court dismissed on Defendants’ motions Sotomeyer’s complaint in its entirety by Order of September 30, 2004. Following an appeal, the Appellate Division, First Department, reinstated the first and second causes of action while affirming the dismissal of Plaintiff’s remaining derivative claims by its decision April 13, 2006. The matter is now, again, before the New York Supreme Court for the specific purpose of litigating plaintiff’s first and second causes of action only. Medifast has denied any wrongdoing and discovery is ongoing. Medifast believes it continues to have a meritorious defense to the two remaining counts and that any decision rendered would not materially impact the ongoing operations of Medifast, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The Company's Common Stock has been quoted under the symbol MED since December 20, 2002. The old symbol, MDFT, had been traded since February 5, 2001. The common stock is traded on the New York Stock Exchange. The following is a list of the low and high closing prices by fiscal quarters for 2007 and 2006:

	2007
	Low	High
Quarter ended March 31, 2007	6.03	12.40
Quarter ended June 30, 2007	6.32	9.25
Quarter ended September 30, 2007	5.58	8.83
Quarter ended December 31, 2007	3.79	6.24

	2006
	Low	High
Quarter ended March 31, 2006	5.40	9.23
Quarter ended June 30, 2006	8.75	20.90
Quarter ended September 30, 2006	8.21	19.49
Quarter ended December 31, 2006	8.41	14.52

(b) The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

(c) There were approximately 206 record holders of the Company's Common Stock as of March 17, 2008. This number does not include beneficial owners of our securities held in the name of nominees. The Company had no preferred holders of the Company’s stock as of December 31, 2007.

(d) No dividends on common stock were declared by the Company during 2007 or 2006.

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

	2007	2006	2005	2004	2003

Revenue	83,779,000	74,086,000	40,129,000	27,340,000	25,379,000
Operating income	5,715,000	7,381,000	3,549,000	3,004,000	3,598,000
Income from continuing operations	5,543,000	7,463,000	3,405,000	2,906,000	3,558,000

EPS - basic	0.30	0.41	0.17	0.16	0.25
EPS - diluted	0.28	0.38	0.17	0.14	0.22

Total assets	43,724,000	36,677,000	30,120,000	25,968,000	24,230,000
Current portion of long-term debt and revolving credit facilities	1,863,000	1,804,000	1,194,000	827,000	819,000
Total long-term debt	4,570,000	3,509,000	3,977,000	4,256,000	4,564,000

Weighted average shares outstanding
Basic	12,960,930	12,699,066	12,258,734	10,832,360	9,305,731
Diluted	13,644,149	13,482,894	12,780,959	12,413,424	10,952,367

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

CONSOLIDATED RESULTS OF OPERATIONS
2007 COMPARISON WITH 2006

OPERATING

Revenue: Revenue increased to $83.8 million in 2007 as compared to $74.1 million in 2006, an increase of $9.7 million or 13%. The direct marketing sales channel accounted for 56% of total revenue, Take Shape for Life 33%, doctors 5%, and brick and mortar clinics 6%. The direct marketing sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 3% year-over year. Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by 23% year-over-year. The Company’s doctor’s sales increased by 8% compared to 2006. The Company’s clinic division which began operating under the Medifast Weight Control Center name in late 2006, increased sales by 37% as compared to 2006.

The Take Shape for Life division grew 23% year-over-year. This growth can largely be attributed to the tools and training that led to an increase in the ability of the division to both promote growth in recruiting of health coaches, as well as better supporting this growth as it occurs. This continued investment proved to be a large part of the current growth trends in Take Shape for Life sales, as well as the number of active health coaches. The number of active health coaches grew to 1,850 at the end of the fourth quarter 2007 compared to 1,200 at the same time period in 2006, an increase of 54%. This recent growth in health coaches was recently observed in July of 2007, with over 80% attendance growth at the 2007 National Convention compared to the attendance at the 2006 Convention. The company believes that the growth in health coach activity is a positive trend that should continue, and will lead to significant revenue growth in the near future

The Medifast Weight Control Centers, which represent approximately 6% of the Company’s overall revenues, are currently operating in 11 locations in Dallas and Orlando. In 2007, the Company experienced revenue growth of 37% versus the same time period last year. The average monthly revenue per clinic also witnessed significant growth of 64%, averaging $36,000 per clinic in 2007 as compared to $22,000 in 2006. In the expanding Dallas, TX market, the average monthly revenue per clinic is approximately $50,000. In the estimated $40 billion weight loss and health living industry, the brick and mortar clinic model has always made up a significant portion of overall sales. Medifast has incorporated this model with the creation of the Medifast Weight Control Centers. The recent growth in this division has proven that the model is in high demand from a select portion of the weight loss consumers. The Company believes that with the recent industry launches of over-the-counter and anticipated launches of prescription appetite suppressant medications that this model will continue to grow. Therefore, throughout 2007, the Company invested in the infrastructure of its clinic model. The major aspects of the investment in this division included an expanded executive team, the creation of a point of sale system, a robust customer data tracking system, finalizing the franchise opportunity documentation, and the beginning stages of expansion into several new locations. The Company believes this business will be a major driver of revenues and profits for the Medifast business as it continues to expand. The Company plans to continue the expansion of the Medifast Weight Control Centers with both additional corporate locations as well as offering the model through a franchise opportunity. The Company is opening four additional corporately owned clinics in the Houston, TX market by the end of the first quarter of 2008. Also, on February 18, 2008, the Company announced that it has sold its first franchise of Medifast Weight Control Centers. The Company sold the rights to open four clinics in the Greater Baltimore Metropolitan Area. The franchisee also has the rights to open four additional Medifast Weight Control Centers in the Baltimore area over the next two years, bringing the total to eight locations.

Overall, selling, general and administrative expenses increased by $8.1 million as compared to 2006. The majority of the increase was due to investments in the Company’s future advertising campaigns, along with the necessary infrastructure support tools to allow the future campaigns to improve in effectiveness. Advertising expense for 2007 was approximately $18.4 million compared to approximately $14.3 million for the same period last year, an increase of $4.1 million. In the prior year, the Company benefited from a substantial editorial placement in a major consumer publication at no cost to the Company. During 2007, the Company has invested in multiple celebrity endorsement contracts as well as increased public relations expense to focus on increasing brand awareness that will benefit our future advertising campaigns. Salaries and benefits increased by approximately $1,500,000 in 2007 as the Company hired additional expertise in critical areas in order to assist in future growth and meet regulatory needs. This primarily includes IT, nutrition and product development, marketing, Medifast Weight Control Centers, and Take Shape for Life. Take Shape for Life commission expense, which is completely variable based upon revenue, increased by approximately $2,400,000. Communication expense which includes outsourced call centers decreased by $50,000. The Company has spent a significant amount of time and materials in 2007 building the future call center infrastructure with related technology and personnel. This investment will allow the call center to increase the percentage of advertising calls to be handled in-house. It is believed that this initiative will amount to significant savings and improved closing rates in the future. The reduction in outsourced call center expenses will continue in stages throughout 2008. Other expenses increased by $550,000, which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes. Stock compensation expense increased by $192,000 as compared to 2006 as stock awards vest over 5 and 6 year terms for executives. These increases were offset by an approximately $250,000 decrease in office expense and the absence of a $323,000 loss resulting from the sale of the Consumer Choice Systems division in the first quarter of 2006.

Costs and Expenses: Cost of revenue increased $3.2 million to $21.5 million in 2007 from $18.2 million in 2006. As a percentage of sales, gross margin remained at approximately 75% in 2007 and 2006.

Other Income/Expense: Other income/expense decreased from $82,000 in other income in 2006 to $172,000 in other expense at December 31, 2007. Other income/expense consists of interest expense on debt, gains on the sale of equity investments, interest payments received on the CCS note receivable, and overpayments of taxes. In 2007, the Company also realized other income when it exercised a stock warrant from a former business partner, and realized a loss on disposal of assets relating to the closing of three Medifast Weight Control Centers.

Income taxes:  In 2007, we recorded $1,706,000 in income tax expense, which represents an annual effective rate of 30.8%. In 2006, we recorded income tax expense of $2,307,000 which reflected an estimated annual effective tax rate of 30.9%. The Company anticipates a tax rate of approximately 32-34% in 2008.

Net income: Net income was $3.8 million in 2007 as compared to $5.2 million in 2006, which reflected a decrease of $1.4 million or 26%. The decrease was directly related to the initiatives of the Company to create its new advertising campaign and improve future capabilities to increase advertising effectiveness. Additionally, the Company did not have the benefit of the no cost editorial publication that occurred in the first quarter of 2006 that led to significant profits.

SEGMENT RESULTS OF OPERATIONS

Net Sales by Segment as of December 31, 2007

	2007		2006		2005
Segments	Sales	% of Total	Sales	% of Total	Sales	% of Total

Medifast	78,861,000	94%	70,181,000	95%	36,840,000	92%
All Other	4,918,000	6%	4,015,000	5%	3,451,000	9%
Eliminations		0%	(110,000)	0%	(162,000)	0%
Total Sales	83,779,000	100%	74,086,000	100%	40,129,000	100%

2007 vs. 2006

Medifast Segment: The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors and Clinics. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2007 vs. 2006 above.

All Other Segment: The All Other reporting segment consists of the sales from Hi-Energy and Medifast Weight Control Centers. Sales increased by $903,000 year-over year as a result of an increase in Medifast Weight Control Centers sales of $1,013,000. Sales to Hi-Energy licensees decreased by $110,000 as fewer Hi-Energy licensee clinics remain in operation as clinics convert to Medifast Weight Control Centers. The increase in Medifast Weight Control Center’s sales was due to a renewed focus on the expansion of the corporate clinics, spending increases for advertising, increased advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics. There were 10 clinics open at the end of 2007 as compared to 12 at the end of 2006.

2006 vs. 2005

Medifast Segment: The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors and Clinics. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2006 vs. 2005 above.

All Other Segment: The All Other reporting segment consists of the sales from Hi-Energy and Medifast Weight Control Centers. Sales increased by $564,000 year-over year as a result of an increase in Hi-Energy and Medifast Weight Control Centers sales of $1,464,000. This was offset by a decrease in Consumer Choice Systems sales of $900,000 as the division was sold in January of 2006. The increase in the Medifast Weight Control Center’s sales were due to spending increases for advertising, increased advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics. In addition, new programs were developed that extended the lifetime value of each customer.

Net Profit by Segment as of December 31, 2007

	2007		2006		2005
Segments	Profit	% of Total	Profit	% of Total	Profit	% of Total

Medifast	5,937,000	155%	6,218,000	121%	3,771,000	179%
All Other	(2,100,000)	-55%	(952,000)	-18%	(1,497,000)	-71%
Eliminations		0%	(110,000)	-2%	(162,000)	-8%
Net Profit	3,837,000	100%	5,156,000	100%	2,112,000	100%**

2007 vs. 2006

Medifast Segment: The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors and Clinics. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2007 vs. 2006 above. See footnote 17, “Business Segments” for a detailed breakout of expenses

All Other Segment: The All Other reporting segment consists of the losses of Hi-Energy, Medifast Weight Control Centers, and corporate expenses related to the parent company operations. Year-over-year, the loss in the All Other segment increased by $1,148,000. Corporate expenses increased by $401,000, as a result of increased fees due to increased reporting requirements for the Company as a whole. These fees include, but are not limited to auditors’ fees, attorneys’ fees, board of director expenses, investor relations, corporate consulting, education and training, and corporate outings. Hi-Energy and Medifast Weight Control Center expenses increased by $747,000 due to increased focus on opening new Medifast Weight Control clinics, hiring of experienced personnel, increased advertising and developing the Franchise model. See footnote 17, “Business Segments” for a detailed breakout of expenses.

2006 vs. 2005

Medifast Segment: The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2006 vs. 2005 above. See footnote 17, “Business Segments” for a detailed breakout of expenses

All Other Segment: The All Other reporting segment consists of the losses of Hi-Energy and Medifast Weight Control Centers, Consumers Choice Systems, and corporate expenses related to the parent company operations. Year-over-year, the loss in the All Other segment improved by $545,000. The sale of Consumer Choice Systems in January of 2007 had the largest impact as it led to a $489,000 increase in income as compared to 2005. In addition, decreased selling, general, and administrative expenses of the corporate operation, which includes auditor’s fees, attorneys’ fees, board of director expenses, investor relations, corporate consulting, education and training, and corporate outings, led to improvement of $186,000. The Hi-Energy and Medifast Weight Control Centers showed an immaterial improvement year-over-year due to expenses associated with expanding the clinic model. See footnote 17, “Business Segments” for a detailed breakout of expenses.

Contractual Obligations and Commercial Commitments

As of December 31, 2007, our principal commitments consisted of obligations for variable and fixed rate loans detailed in Note 12 of the financial statements, operating leases for corporately owned Medifast Weight Control Centers detailed in Note 9 of the financial statements, and copier equipment contracts for our printing operation that support our marketing efforts.

The Company has the following contractual obligations as of December 31, 2007

	Payments due by period

	2008	2009	2010	2011	2012	Thereafter	Total
Contractual Obligations
Total Debt	1,863,000	257,000	257,000	494,000	225,000	3,337,000	6,433,000
Operating Leases	673,000	691,000	583,000	538,000	435,000	16,000	2,936,000
Copier Equipment Service Contracts	411,000	375,000	350,000	350,000	290,000		1,776,000
Total contractual obligations	2,947,000	1,323,000	1,190,000	1,382,000	950,000	3,353,000	11,145,000

LIQUIDITY AND CAPITAL RESOURCES

The Company had stockholders’ equity of $32,420,000 and working capital of $10,395,000 on December 31, 2007 compared with $27,916,000 and $9,612,000 at December 31, 2006, respectively. The $4.5 million net increase in stockholder’s equity reflects $3.8 million in 2007 profits as well as equity transactions as outlined in the “Consolidated Statement of Changes in Stockholders’ Equity and accumulated other comprehensive income (loss).” The Company’s cash and cash equivalents position increased from $1.1 million at December 31, 2006 to $2.2 at December 31, 2006. The increase is due to improved sales in fourth quarter 2007 versus 2006 as well as timing of accounts payable.

In September 2007, Medifast, Inc.’s wholly owned subsidiary Jason Pharmaceuticals, Inc. increased its Secured Line of Credit from $5 million to $7.5 million and moved the line of credit from Mercantile Safe-Deposit and Trust to Merrill Lynch. The line of credit is at LIBOR plus 1.3 percent. The increased line may be used to finance fixed assets, advertising, and inventory of Medifast, Inc. The Company currently has no off-balance sheet arrangements.

In the year ended December 31, 2007, the Company generated cash flow of $7,954,000 from operations, primarily attributable to higher operating income. This was offset by net changes in operating assets and liabilities that decreased cash flow by $1,289,000. The largest use of cash was for the purchase of inventory. The Company builds up inventory each year in the fourth quarter in order to prepare for “diet season” in the first quarter of 2008. Additional uses of cash included the funding of the Chairman of the Boards deferred compensation plan outlined in Note 1 of the financial statements as well as prepaid advertising for January of 2008. This was offset by an increase in accounts payable and income taxes payable of $1,367,000 and $57,000, respectively.

In the year ended December 31, 2007, net cash used in investing activities was $7,969,000, which primarily consisted of the purchase of intangible assets and purchases of property and equipment. The increase in intangible assets relates to the acquisition of customer lists in 2007 which are used in direct response marketing campaigns. These campaigns consist of postcards and e-mails that are sent to customers with a special offer or discount coupon to order on our website, choosemedifast.com, or through our in-house call center. In the fourth quarter of 2007, the Company leased an additional Xerox Igen3 printer in order to increase its direct mailing capabilities. Large customer mailings will be sent out bi-weekly throughout 2008. The increase in property and equipment relates to the building of a large amount of infrastructure in 2007. This included the purchase of a state of the art Avaya phone system, additional enhancements to our Enterprise Resource Planning System, IT server and networking upgrades, the build out of our new Medifast Weight Control Centers as well as leasehold improvements to our distribution facility in Ridgely, MD.

In the year ended December 31, 2007, financing activities generated $1,125,000 in cash flow, representing principal repayments of long-term debt, and the purchase of 25,000 shares of treasury stock. This was offset by an increase in the line of credit, decrease in the CCS note receivable, and issuances of warrants and options exercised with cash.

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

Due to the significant growth in the first half of 2006, Medifast, Inc. began exploring third party over-sourcing capabilities in the call center. The Company began using an outsourced call center for overflow call volume in late April. The outsourced call center allowed the company to prepare in the fourth quarter of 2006 for anticipated sales growth in the first quarter of 2007 so that a shortage of call center representatives would not be experienced as it was in the first quarter of 2006. The Company is currently exploring bringing all call center functions in-house. Capital expenditure for a new phone system would be necessary; however, the return on investment would be under a year. The Company has also invested in increasing production capacity with the purchase of two additional manufacturing lines and a larger capacity blender. The lines will significantly improve the Company's production capability, while also improving its overall efficiencies.

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

SEASONALITY

The Company's weight management products and programs have historically been subject to seasonality. Traditionally the holiday season in November/December of each year is considered poor for diet control products and services. January and February generally show increases in sales, as these months are considered the commencement of the “diet season.” The Company did not experience the same degree of seasonality in 2007. This is largely due to the increase in the consumer’s awareness of the overall health and nutritional benefits accompanied with the use of the Company’s product line. As consumers continue to increase their association of nutritional weight loss programs with overall health, seasonality will continue to decrease.

INFLATION

To date, inflation has not had a material effect on the Company's business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. Since nearly all of our debt is variable rate based, any changes in market interest rates will cause an equal change in our net interest expense. At December 31, 2007, there was $4.8 million of variable interest loans outstanding which is subject to interest rate risk. Interest rates on our variable rate loans ranged from 5.93% to 7.73% for the year ended December 31, 2007. Each 100 basis point increase in the bank’s LIBOR rates relative to these borrowings would impact interest expense by $48,000 over a 12-month period.

ITEM 8. FINANCIAL STATEMENTS.

The information required by this item is set forth on pages 44 to 66 hereto and incorporated by reference herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ending December 31, 2007.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at the end of the period covered by this report were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in a reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of the Company are being made in accordance with management and board of director authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The Company’s independent registered public accounting firm, Bagell, Josephs, Levine, and Co., LLC, has audited the Company’s internal control over financial reporting. Their report on the effectiveness of the Company’s internal control over financial reporting appears on page 26.

Changes in our Internal Control

There was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

      Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within General Motors have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Medifast, Inc.

We have audited Medifast, Inc. and subsidiaries’ internal control over financial reporting as of December 31 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Medifast Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Medifast, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and accumulated other comprehensive income (loss), and cash flows of Medifast, Inc. and subsidiaries, and our report dated March 14, 2008 expressed an unqualified opinion.

Bagell, Josephs, Levine & Company, LLC
Marlton, New Jersey
March 14, 2008

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors currently consists of 10 persons. The directors, their ages, and the year in which they first became director are provided in the table below:

Director
Name and Experience	Since

Richard T. Aab, age 58, co-founded US LEC in June 1996 and has served as Chairman of the Board of Directors since that time. He also served as Chief Executive Officer from June 1996 until July 1999. Between 1982 and 1997, Mr. Aab held various positions with ACC Corp., an international telecommunications company in Rochester, NY, including Chairman and Chief Executive Officer, and served as a director. Mr. Aab is a member of the Board of Trustees of the University of Rochester, the University of Rochester Medical Center, Rochester Institute of Technology and various private corporate institutions.
2007

Joseph D. Calderone, age 59, is the interim President of Merrimack College in North Andover, MA. Formerly, he was the chaplain and counselor at the Villanova University School of Law. He formerly spent over eight years with the Loyola University Medical Center as the hospital Chaplain and taught multiple courses including Introduction to the Practice of Medicine and Business Ethics. Rev. Calderone recently retired as a Captain in the US Navy Reserves. He served as the Wing Chaplain for the 4th Marine Aircraft Wing.	2003

Charles P. Connolly, age 59, is currently an independent director focusing on bank relationships, debt refinancing, merger and acquisition strategy and executive compensation design. Mr. Connolly spent 29 years at First Union Corp. that merged with Wachovia Bank in 2001. He retired in 2001 as the President and CEO of First Union Corp. Mr. Connolly serves on the Boards of numerous non-profit organizations. He holds an MBA from the University of Chicago and AB from Villanova University.	2006

George Lavin, Jr., Esq., age 79, is a senior partner at Lavin, O’Neil, Ricci, Ceprone & Disipio. Mr. Lavin is a 1951 graduate of Bucknell University. He attended the University of Pennsylvania School of Law, receiving an LL.B. in 1956, and then served as a Special Agent, Federal Bureau of Investigation, United States Department of Justice, until 1959. Mr. Lavin is one of the dominant product liability defense attorneys in the nation. He has had regional responsibilities in several automotive specialty areas, and has been called upon to try matters throughout the county on behalf of his clients. Mr. Lavin's present practice and specialty emphasizes his commitment to defending the automotive industry. Mr. Lavin is admitted to practice before the Supreme Court of Pennsylvania, the United States Court of Appeals for the Third Circuit and the United States District Courts for the Eastern and Middle Districts of Pennsylvania. He is a member of the Faculty Advisory Board of the Academy of Advocacy, the Association of Defense Counsel, The Defense Research Institute, The American Board of Trial Advocates, and the Temple University Law School faculty. He has also been elected a fellow of the American College of Trial Lawyers. On March 1, 1994, Mr.Lavin assumed the title of Counsel to The Firm.
2005

Bradley T. MacDonald, age 60, is the Chairman of the Board of Medifast, Inc.   Mr. MacDonald has been Chairman of the Board of Medifast, Inc. since January 1998 and was also Chief Executive officer until March of 2007.  He was the principal architect of the turnaround of Medifast and formulated the “Direct to Consumer” business models that are the primary drivers of Revenue to this day. He also was the co-founder of Take Shape for Life and acquired the Clinic operations in 2002. During his time as CEO, he managed the company to 29 consecutive quarters of profits and improved shareholders equity from negative $4 million to over $27 million in less than seven years. He also increased the Company’s market cap from less than $1 million to over $100 million and listed the company on the NYSE. In 2006, Mr. MacDonald received the prestigious and audited Ernst and Young award of “Entrepreneur of the Year” for the state of Maryland in the consumer products category.  Also, he helped lead the Company to national recognition in Forbes Magazine ranking Medifast 28th of the top 200 small companies in America. Mr. MacDonald was previously employed by the Company as its Chief Executive Officer from September 1996 to August 1997. From 1991 through 1994, Colonel MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food, Hospitality and Recreation Businesses for the United States Marine Corps.  Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonneau Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of MacDonald and Associates, which had major financial interests in retail drug, consumer candy, and pilot sunglass companies.  Mr. MacDonald was national president of the Marine Corps Reserve Officers Association and retired from the United States Marine Corps Reserve as a Colonel in 1997, after 27 years of service.  He has been appointed to the Defense Advisory Board for Employer Support of the Guard and Reserve (ESGR) Mr. MacDonald serves on the Board of Directors of the Wireless Accessories Group (AMEX: XWG). He also serves on the Board of Directors of the Marine Corps Reserve Toys for Tots Foundation and is on the Board of Trustees of Villa Julie College of Stevenson, Maryland and the Institute of Notre Dame, the oldest Catholic girl’s urban high school in Maryland, located in Baltimore. Mr. MacDonald is the father of Margaret MacDonald who performs the role of President and Chief Operating Officer at Medifast, Inc. Mr. Michael C. MacDonald is the brother of Mr. Bradley T. MacDonald.
1996

Michael C. MacDonald, age 54, is president of global accounts and marketing operations for Xerox Corporation, Stamford, Conn. He was named to this position in October 2004 and was appointed a corporate senior vice president in July 2000. Mac Donald is responsible for directing the company’s largest global accounts, improving the customer experience, corporate marketing, xerox.com, advertising, worldwide public relations and marketing communications. Most recently, Mac Donald was president, North American Solutions Group responsible for all products, services and solutions sold by Xerox direct sales force in the United States and Canada. Prior to that, he served as the group’s senior vice president of marketing and chief of staff. Mac Donald is on the board of directors of the Rochester Institute of Technology, PAETEC, and the Jimmy V Foundation. He is also a board member of the CMO Council North American Advisory Board. Mr. MacDonald completed executive business and management programs at Columbia University in 1992 and the International Senior Management Program at Harvard University in 1998
1998

Dennis M. McCarthy, age 63, practiced law for 21 years as a civil litigator in tort and contract cases. He was the founding member and managing partner of a Columbus, Ohio based law firm. Additionally, he served active duty in the U.S. Marine Corps for 23 years and served 18 years in reserve service. Mr. McCarthy retired from the Marine Corps in 2005 in the grade of Lieutenant General after four years in command of all Marine Reserve forces. Mr. McCarthy is currently the Executive Director of the Reserve Officers Association, a congressionally chartered association devoted to national defense. In addition to Medifast, he is a member of the Board of Directors of Rivada Networks.
2006

Michael S. McDevitt, age 29, joined Medifast in 2002 as the Controller and was promoted to Vice President of Finance in January 2004. In March 2005, he was promoted to President and in January of 2006 was also named Chief Financial Officer. In March of 2007, Mr. McDevitt was promoted to Chief Executive Officer of the Company. Prior to joining Medifast, Mr. McDevitt worked as a Financial Analyst for the Blackstone Group, an investment advisory firm based in New York, NY.	2007

Donald F. Reilly, OSA, age 60, holds a Doctorate in Ministry (Counseling) from New York Theological and an M.A. from Washington Theological Union as well as a B.A. from Villanova University. Reverend Don Reilly was ordained a priest in 1974. His assignments included Associate Pastor, Pastor at St. Denis, Havertown, Pennsylvania, Professor at Villanova University, Personnel Director of the Augustinian Province of St. Thomas of Villanova, Provincial Counselor, Founder of SILOAM Ministries where he ministers and counsels HIV/AIDS patients and caregivers. He is currently on the Board of Directors of Villanova University, and is Board Member of Prayer Power. Fr. Reilly was recently re-elected Provincial of the Augustinian Order at Villanova, PA. He oversees more than 220 Augustinian Friars and their service to the Church, teaching at universities and high schools, ministering to parishes, serving as chaplain in the Armed Forces and hospitals, ministering to AIDS victims, and serving missions in Japan and South America.
1998

Mary T. Travis, age 56, is currently employed with Eagle National Bank in Pennsylvania as the Senior Vice President of wholesale operations and was formerly the Vice President of operations for the Financial Mortgage Corporation.  Mrs. Travis is an expert in mortgage banking with over 39 years of diversified experience.  She is an approved instructor of the Mortgage Bankers Association Accredited School of Mortgage Banking.  Mrs. Travis was also formally a delegate and 2nd Vice President of the Mortgage Bankers Association of Greater Philadelphia and the Board of Governors of the State of Pennsylvania.  Mrs. Travis is currently on Board of Governors of the Mortgage Bankers Association of Greater Philadelphia.
2002

ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES

Director Independence

The Board consists of 10 members of which 8 are non-management directors. Determination as to the qualifications of an independent directors are determined under section 303A.02 of the New York Stock Exchange, or the NYSE, Listed Company Manual and the Company’s Categorical Standards of Independence. The NYSE’s independence guidelines and the Company’s categorical standards include a series of objective tests, such as the director is not an employee of the Company and has not engaged in various types of business dealings involving the Company, which would prevent a director from being independent. The Board of Directors has affirmatively determined that none of the Company’s independent directors had any relationships with the Company.

The Board, in applying the above referenced standards has affirmatively determined the Company’s current independent directors are: Richard T. Aab, Joseph Calderone, Charles P. Connolly, George Lavin, Jr. Esq., Dennis M. McCarthy, Donald F. Reilly, and Mary Travis.

Board Meetings

For the fiscal year ended December 31, 2007 (“Fiscal 2007”), the Board of Directors held five meetings. All Board members attended at least 75% of the aggregate number of Board meetings and applicable committee meetings held while such individuals were serving on the Board of Directors, or such committees. Under the Company’s Principles of Corporate Governance, which is available on the Company’s website www.choosemedifast.com, by following the link through“Investor Relations” to “Corporate Governance,” each director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including attending meetings of the shareholders of the Company, the Board of Directors and committees of which he or she is a member. Eight directors attended the 2007 annual general meeting.

Committees of the Board

Our Board of Directors has a standing audit committee, nominating and corporate governance committee, compensation committee, and executive committee.

Audit Committee

Our audit committee consists of Charles Connolly, George Lavin, and Mary Travis, each of whom are independent as discussed above under “— Director Independence.” As required by Rule 303A.07 of the NYSE Listed Company Manual, the Board of Directors has affirmatively determined that each audit committee member is financially literate, and that Mr. Connolly is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.
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

Our Board of Directors has adopted a written charter for the audit committee which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance.” In fiscal 2007, the audit committee met four times.

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

Our Board of Directors has adopted a written charter for the nominating and corporate governance committee, which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance” or in print to any shareholder who requests it as set forth under “Additional Information — Annual Report, Financial and Additional Information.” In fiscal 2007, the nominating and corporate governance committee met four times.

Compensation Committee

The compensation committee currently consists of Joseph D. Calderone, Dennis M. McCarthy, Esq., and Mary T. Travis, all of whom were independent as discussed above under “— Director Independence.”

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

Our Board of Directors has adopted a written charter for the compensation committee which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance.” In fiscal 2007, the compensation committee met four times.

Executive Committee

Messrs. Richard R. Aab, Bradley T. MacDonald, Michael C. MacDonald, Michael S. McDevitt, and Dennis M. McCarthy, Esq. are members of the Executive Committee. The Executive Committee has all the authority of the Board of Directors, except with respect to certain matters that by statute may not be delegated by the Board of Directors. The Committee meets periodically during the year to develop and review strategic operational and management polices for the Company. The Committee held two meetings during fiscal 2007.

ADDITIONAL INFORMATION

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of equity securities of the Company. Directors, officers and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them. In 2006, to the Company’s knowledge, based solely on a review of the copies of such filings on file with the Company and written representations from the Company’s directors and executive officers, no Section 16(a) filing requirements were applicable to the Company’s directors, executive officers and greater-than-ten-percent beneficial owners in fiscal 2007.

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

Throughout this discussion, the individuals who served as our CEO and CFO during Fiscal 2007, as well as the other individuals included in the Summary Compensation Table on page 34, are referred to as the “named executive officers.”

Objectives of Compensation Program

The main objective of our executive compensation program is to create a competitive total rewards package based on the attainment of short-term performance objectives and long-term strategic goals. Accordingly, our executive compensation program consists of the following three principal elements: base salary, cash bonus and equity grants in the form of stock options and restricted stock, with an emphasis on incentive compensation rather than base salary. Our executives are also eligible to participate in employee benefit and retirement plans offered by the Company, which currently include defined contribution, and 401(k) plans, and health care and other insurance programs. The benefit programs available to executives are the same as those available to all other eligible employees.

Decision-Making; Role of Executive Officers in Compensation Decisions

The Compensation Committee of our Board of Directors is comprised solely of non-affiliate independent Directors who meet the independence requirements of the NYSE. Our Compensation Committee makes all decisions regarding the compensation of our CEO, including establishing the performance goals and objectives for our CEO, evaluating our CEO’s performance in light of the goals and objectives that were set and determining and recommending to our Board the CEO’s compensation based on that evaluation.

Our CEO makes recommendations to our Compensation Committee for the compensation of all other named executive officers. Our Compensation Committee and Board may accept or adjust such recommendations as they determine in the best interests of the Company and its stockholders and has final approval over all such compensation decisions. To the extent not established by our Board of Directors, our Compensation Committee is also authorized to establish compensation and benefits for our Chairman and for new and existing non-affiliate independent Directors.

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

These elements support our overall compensation philosophy by creating a balanced focus on shorter-term corporate performance and the achievement of longer-term business goals and stockholder value. While we believe in structuring executive compensation plans that give our executives incentive to deliver certain objective elements of corporate financial performance over specified time periods, we do not believe in a purely mechanical approach. Instead, part of our executive compensation philosophy includes an element of reward for non-quantitative achievements demonstrated by our executives in the actions and decisions they have taken throughout the year. When establishing our executive compensation plans for a given year, it is not possible to foresee all of the challenges and demands that will be made of our executives, both as a management team and in their areas of individual responsibility. We believe that by rewarding the quality of our decision-making and leadership, in addition to the achievement of quantifiable results, we are building a management team capable of creating stockholder value over the longer-term, while remaining disciplined in delivering shorter-term financial results. Accordingly, there is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee reviews information provided by industry surveys and peer company data to determine appropriate level and mix of incentive compensation. Income from such incentive compensation is realized as a result of the performance of the Company and the individual, depending on the type of award, compared to established goals.

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

Equity Compensation

Stock option and restricted stock awards principally reflect the responsibilities to be assumed by each executive in the upcoming fiscal year, the responsibilities of each executive in prior periods, the size of awards made to each executive in prior years relative to the Company’s overall performance, available stock for issuance under our Option Plan, and potential grants in future years. The Committee believes that stock option and restricted stock grants (1) align the interests of executives with long-term stockholder interests, (2) give executives a significant, long-term interest in the Company’s success, and (3) help retain key executives in a competitive market for executive talent. The Company does not plan on issuing stock options as part of compensation in 2008 and beyond.

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

2007 Summary Compensation Table

The following table sets forth the annual and long-term compensation for the fiscal year ended December 31, 2007, of the Company’s Chief Executive Officer and Chief Financial Officer and each of the three other most highly compensated executive officers. These individuals, including the Chief Executive Officer and Chief Financial Officer are collectively referred to as the Named Executive Officers.

		Salary	Stock Awards	Option Awards	Bonus	Nonqualified Deferred Compensation Contributions	All Other	Total
Name and Pricipal Position	Year	($)	($)(1)	($)(1)	($)(2)	($)	($)(3)	($)
Bradley T. MacDonald	2007	$225,000	-	-	-	$100,000	$6,600	$331,600
Chairman of the Board
Michael S. McDevitt	2007	135,000	289,000	-	75,000		2,500	501,500
Chief Executive Officer and CFO
Leo Williams	2007	132,500	-	-	25,000		1,900	159,400
Executive Vice President
Margaret MacDonald	2007	100,000	237,000	-	50,000		2,900	389,900
Chief Operating Officer, President
Brendan N. Connors	2007	99,000	47,000	-	20,000		2,900	168,900
VP of Finance

(1)
Amounts are calculated based on provisions of SFAS, No 123R, “Share Based Payments.” See note 1 of the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 regarding assumptions underlying valuation of equity awards.

(2)	Bonus amounts determined as more specifically discussed above under “—Compensation Discussion and Analysis”
(3)	The amounts represent the Company’s matching contributions under the 401(K) plan.

2007 Grants of Plan-Based Awards
There were no grants of plan-based awards to the Named Executive Officers for the fiscal year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)	Option Exercise	Option Expiration	Number Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity incentive Plan Awards: Number of Unearned Shares, Units or Other rights	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested
Name	Exercisable		Un-Exercisable	Price ($)	Date	Vested (#)(1)	($)(2)	(#)	($)
Bradley T. MacDonald
Chairman of the Board	20,000	(3)	80,000	6.25	2/8/2011	-	-	-	-
Michael S. McDevitt
Chief Executive Officer, CFO	100,000		-	2.87	3/31/2010	178,333	864,915	-	-
Leo Williams
Executive Vice President	10,000		-	3.83	10/28/2010	-	-	-	-
Margaret MacDonald
Chief Operating Officer, President	-		-	-		145,000	703,250	-	-
Brendan N. Connors
VP of Finance	23,334		-	2.87	3/31/2010	29,000	140,650	-	-

Each option has a five year life and an exercise price per share equal to 100% of the estimated fair value of our common stock on the date of grant.

(1)	The restricted stock grants vest over five and six years of service as described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards”

(2)	The market value of shares of stock that have not vested is based on the closing price of our common stock on December 31, 2007, or $4.85 per share.

(3)
Bradley T. MacDonald’s options were cancelled on January 25, 2008 and replaced with 42,000 shares of restricted stock. See subsequent events in Note 19 of the consolidated financial statements of the Company’s Annual Report on Form 10-K for additional information.

2007 Option Exercises and Stock Vested Table

The following table sets forth information regarding option exercises and stock vesting for the Named Executive Officers during 2007.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)(1)	(#)	($)(2)
Bradley T. MacDonald		-	-	-
Executive Chairman of the Board	-	-	-	-

Michael S. McDevitt	-	-	15,000	81,000
Chief Executive Officer, CFO	-	-	33,333	208,331

Leo Williams	-	-	-	-
Executive Vice President	-	-	-	-

Margaret MacDonald	-	-	15,000	81,000
Chief Operating Officer, President	-	-	25,000	156,250

Brendan N. Connors			3,000	16,200
VP of Finance	-	-	5,000	31,250

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise, multiplied by the number of options exercised.
(2)	Represents the number of restricted shares vested, and the number of shares vested multiplied by the fair market value of the common stock on the vesting date.

Equity Compensation Plan Information at Fiscal Year Ended December 31, 2007

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	453,800 (1)	$6.59	998,700
Equity compensation plans not approved by security holders	-	-	-

(1)	Consists of 291,300 shares of common stock issuable upon the exercise of outstanding options and 162,500 shares of common stock issuable upon the exercise of outstanding warrants.

2007 Non-Qualified Deferred Compensation Table

The following table sets forth all non-qualified deferred compensation of the Named Executive Officers for the fiscal year ended December 31, 2007.

	Executive Contributions in Last FY	Company Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
	($)	($)(1)	($)	($)	($)
Bradley T. MacDonald		$100,000	$40,000	-	$1,074,000
Chairman of the Board
Michael S. McDevitt	-	-	-	-	-
Chief Executive Officer, CFO
Leo Williams	-	-	-	-	-
Executive Vice President
Margaret MacDonald	-	-	-	-	-
Chief Operating Officer, President
Brendan N. Connors	-	-	-	-	-
VP of Finance

(1)	All amounts are reported in compensation on the “2007 Summary Compensation Table”

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

In 2007, the Company made a $100,000 contribution to Bradley MacDonald’s deferred compensation plan as a performance bonus.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

We have entered into employment agreements with certain Named Executive Officers, certain terms of which are summarized below.

Bradley T. MacDonald. Mr. MacDonald entered into a five year employment agreement effective February 8, 2006. Mr. MacDonald was granted 100,000 options over a five year vesting period beginning on February 8, 2007 in consideration for his five year commitment and to align his interest with the interests of long-term shareholders. Upon termination of Mr. MacDonald’s employment by the Company without cause, or upon his resignation for good reason, he would be entitled to receive an amount equal to one and a half times the sum of his highest annualized salary payable in equal monthly installments 30 days after his termination of employment for a period of one year.

Michael S. McDevitt. Mr. McDevitt entered into a six year employment agreement effective February 8, 2006. Mr. McDevitt was granted 200,000 shares of Medifast, Inc. restricted common stock over a six year vesting period beginning on February 8, 2006 in consideration for his six year commitment and to align his interests with the interests of long-term shareholders. Upon termination of Mr. McDevitt’s employment by the Company without cause, or upon his resignation for good reason, he would be entitled to receive an amount equal to one and a half times the sum of his highest annualized salary payable in equal monthly installments 30 days after his termination of employment for a period of one year.

Margaret MacDonald. Ms. MacDonald entered into a six year employment agreement effective February 8, 2006. Ms. MacDonald was granted 150,000 shares of Medifast, Inc. restricted common stock over a six year vesting period beginning on February 8, 2006 in consideration for his six year commitment and to align her interests with the interests of long-term shareholders. Upon termination of Ms. MacDonald’s employment by the Company without cause, or upon her resignation for good reason, she would be entitled to receive an amount equal to one and a half times the sum of his highest annualized salary payable in equal monthly installments 30 days after her termination of employment for a period of one year.

Brendan N. Connors. Mr. Connors entered into a six year employment agreement effective February 8, 2006. Mr. Connors was granted 30,000 shares of Medifast, Inc. restricted common stock over a six year vesting period beginning on February 8, 2006 in consideration for his six year commitment and to align his interests with the interests of long-term shareholders. Upon termination of Mr. Connors’ employment by the Company without cause, or upon his resignation for good reason, he would be entitled to receive an amount equal to one and a half times the sum of his highest annualized salary payable in equal monthly installments 30 days after his termination of employment for a period of one year.

Potential Payments upon Termination or Change in Control

As of December 31, 2007, the Company had entered into employment agreements with each of the Named Executive Officers. As described in more detail above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards” The employment agreements with the Named Executive Officers generally provide for the payment of benefits if the executive’s employment with the Company is terminated either by the Company without Cause or by the executive for Good Reason. The employment agreements with the Named Executive Officers do not provide for any additional payments or benefits upon a termination of employment by the Company for Cause, upon the executive’s resignation other for Good Reason, as applicable, or upon the executive’s death or disability. Upon termination by the Company without cause, or upon his or her resignation for good reason, all of the Named Executive officers are entitled to receive an amount equal to one and a half times his or her highest annualized base salary payable in equal monthly installments 30 days after his or her termination of employment. If a named executive had been terminated without cause as of December 31, 2007 they would have received the following amounts:

Severance ($) (1)
Bradley T. MacDonald	$337,500
Michael S. McDevitt	$202,500
Margaret MacDonald	$150,000
Brendan N. Connors	$148,500

(1) Based on 2007 salary

If there were a change in control, which is defined as a sale of the majority of the assets of the company or a change of control of the Board of Directors as a result of a third party shareholder acquiring or holding over 10% of the common stock and attempting to nominate a majority of the Board of Directors in favor of his/her shareholder block, the executives would have received the following amounts as of December 31, 2007:

	Severance ($)(1)	Accelerated Vesting of Stock Awards ($)(2)	Total
Bradley T. MacDonald	$337,500	$0	$337,500
Michael S. McDevitt	202,500	1,063,000	1,265,500
Margaret MacDonald	150,000	703,000	853,000
Brendan N. Connors	148,500	187,000	335,500

(1)	Based on 2007 salary.
(2)
Accelerated vesting of stock awards were based on NYSE close price of the Common Shares on December 31, 2007 of $4.85 per share, and for option awards the difference between $4.85 and the exercise or base price of the award.

2007 Director Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

Joseph D. Calderone, OSA	$-	$10,644	-	-	-	-	$10,644
Charles P. Connolly	16,000	10,644	-	-	-	-	26,644
George Lavin, Jr., Esq.	-	10,644	-	-	-	-	10,644
Michael C. MacDonald	-	10,644	-	-	-	-	10,644
Dennis M. McCarthy	-	10,644	-	-	-	-	10,644
Michael J. McDevitt	-	10,644	-	-	-	-	10,644
Rev. Donald F. Reilly, OSA	-	10,644	-	-	-	-	10,644
Mary T. Travis	-	10,644	-	-	-	-	10,644

Employee Directors do not receive any additional compensation for their services as director.

Additional fees are paid to the Audit Committee Chairman. In 2007, the Chairman received an additional $16,000 in cash compensation.

(1)
Amounts are calculated based on provisions of Statement of Financial Accounting Standards, or SFAS, No 123R, “Share Based Payments.” See note 1 of the consolidated financial statement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 regarding assumptions underlying valuation of equity awards.

The table below summarizes the equity based awards held by the Company’s non-employee directors as of December 31, 2007.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise	Option Expiration	Number Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that have not Vested
Name	Exercisable	Un-Exercisable	Price ($)	Date	Vested (#)	($)
Michael J. McDevitt	2,500	-	4.80	4/4/2008	-	-
Rev. Donald F. Reilly, OSA	2,500	-	4.80	4/4/2008	-	-
Mary T. Travis	2,500	-	4.80	4/4/2008	-	-

Compensation Committee Report

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in this Form 10-K. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included on the Form 10-K for the year-ended December 31, 2007.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Mary T. Travis, Chairman
Joseph D. Calderone
Dennis M. McCarthy, Esq.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows as of December 31, 2007, the amount and percentage of our outstanding common stock beneficially owned by each person who is known by us to beneficially own more than 5% of our outstanding common stock.

Name and Address of 5% Beneficial Owner	Shares Beneficially Owned (1)	Percent of Outstanding Common Stock

N/A

The following table shows as of March 17, 2008 the amount and percentage of our outstanding common stock beneficially owned (unless otherwise indicated) by each of our (i) directors and nominees for directors, (ii) Named Executive Officers and (iii) our directors, nominees for director and executive officers as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)(2)	Shares Acquirable Within 60 days (3)	Percent of Outstanding Common Stock (%)

Bradley T. MacDonald (4)	859,550	-	6.22%
Michael S. McDevitt	312,451	-	2.26%
Margaret MacDonald	179,900	-	1.30%
Donald F. Reilly	62,350	-	*
Michael C. MacDonald	60,119	-	*
Brendan Connors	59,509	-	*
Mary Travis	24,200	-	*
Michael J. McDevitt	18,900	-	*
Joseph D. Calderone, OSA	13,200	-	*
Leo Williams	11,770	-	*
Charles P. Connolly	25,575	-	*
George Lavin, Jr., Esq.	7,200	-	*
Dennis M. McCarthy, Esq.	9,575	-	*
Richard T. Aab	4,000	-	*

All directors, nominees for directors and executive officers as a group	1,648,299		11.93%
(14 persons)

*	Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Under those rules and for purposes of the table above (a) if a person has decision making power over either the voting or the disposition of any shares, that person is generally deemed to be a beneficial owner of those shares; (b) if two or more persons have decision making power over either the voting or the disposition of any shares, they will be deemed to share beneficial ownership of those shares, in which case the same shares will be included in share ownership totals for each of those persons; and (c) if a person held options to purchase shares that were exercisable on, or became exercisable within 60 days of, March 17, 2008, that person will be deemed to be the beneficial owner of those shares and those shares (but not shares that are subject to options held by any other stockholder) will be deemed to be outstanding for purposes of computing the percentage of the outstanding shares that are beneficially owned by that person. Information supplied by officers and directors.

(2)
The shares set forth as beneficially owned by our executive officers and directors do not include the following outstanding options because they are not exercisable within 60 days of March 17, 2008: Mr. Bradley T. MacDonald (80,000)

(3)	Unless otherwise noted, reflects the number of shares that could be purchased by exercise of options available at March 17, 2008, or within 60 days thereafter under our stock option plans.

(4)
The shares set forth as beneficially owned by Mr. Bradley T. MacDonald include 396,402 shares owned by his wife Shirley MacDonald, and 46,447 shares owned by the MacDonald Family Trust. His daughter, Margaret MacDonald, beneficially owns 179,900 shares which added to Bradley T. MacDonald’s 859,500 beneficially owned shares results in 1,039,400 shares owned by the MacDonald family.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2007, there were no related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accountants for Fiscal 2006 and 2007

The following services were provided by Bagell, Josephs, Levine & Co during fiscal 2006 and 2007:

	2006	2007

Audit Fees(1)	$179,000	$199,000
Tax fees(2)	21,000	30,000
All other fees	-	-

Total	$200,000	$229,000

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

See Index to the Consolidated Financial Statements on page 44 of this Annual Report

2. Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3. Exhibits

Reference is made to the Exhibit Index on page 44 of this Annual Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.

MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Medifast, Inc.

We have audited the accompanying consolidated balance sheets of Medifast, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of income, stockholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medifast, Inc. at December 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medifast, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion.

Bagell, Josephs, Levine & Company, LLC
Marlton, New Jersey
March 14, 2008

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

		(Restated)
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$2,195,000	$1,085,000
Accounts receivable-net of allowance for doubtful accounts of $100,000	493,000	448,000
Inventory	9,181,000	8,255,000
Investment securities	1,439,000	1,540,000
Deferred compensation	814,000	673,000
Prepaid expenses and other current assets	2,727,000	2,599,000
Note receivable - current	180,000	174,000
Current portion of deferred tax asset	100,000	90,000
Total current assets	17,129,000	14,864,000

Property, plant and equipment - net	17,031,000	14,020,000
Trademarks and intangibles - net	7,356,000	5,874,000
Deferred tax asset, net of current portion	897,000	517,000
Note receivable, net of current assets	1,212,000	1,355,000
Other assets	99,000	47,000

TOTAL ASSETS	$43,724,000	$36,677,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,279,000	$2,913,000
Income taxes payable	592,000	535,000
Line of credit	1,599,000	1,256,000
Current maturities of long-term debt	264,000	548,000
Total current liabilities	6,734,000	5,252,000

Other liabilities
Long-term debt, net of current portion	4,570,000	3,509,000
Total liabilities	11,304,000	8,761,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized; 13,709,098
and 13,631,898 shares issued and outstanding	14,000	14,000
Additional paid-in capital	26,953,000	26,629,000
Accumulated other comprehensive income	321,000	334,000
Retained earnings	9,818,000	5,981,000
	37,106,000	32,958,000
Less: cost of 270,534 and 249,184 shares of common stock in treasury	(1,971,000)	(1,686,000)
Less: Unearned compensation	(2,715,000)	(3,356,000)
Total stockholders' equity	32,420,000	27,916,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,724,000	$36,677,000

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
		(Restated)	(Restated)
	2007	2006	2005

Revenue	$83,779,000	$74,086,000	$40,129,000
Cost of sales	(21,464,000)	(18,237,000)	(10,161,000)
Gross profit	62,315,000	55,849,000	29,968,000

Selling, general, and administration	(56,600,000)	(48,468,000)	(26,419,000)

Income from operations	5,715,000	7,381,000	3,549,000

Other income (expense):
Interest expense	(387,000)	(369,000)	(317,000)
Interest income	105,000	175,000	158,000
Other income	110,000	276,000	15,000
	(172,000)	82,000	(144,000)

Income before provision for income taxes	5,543,000	7,463,000	3,405,000
Provision for income taxes	(1,706,000)	(2,307,000)	(1,002,000)

Net income	3,837,000	5,156,000	2,403,000

Less: Preferred stock dividend requirement	-	-	(291,000)

Net income attributable to common shareholders	$3,837,000	$5,156,000	$2,112,000

Basic earnings per share	$0.30	$0.41	$0.17
Diluted earnings per share	$0.28	$0.38	$0.17

Weighted average shares outstanding -
Basic	12,960,930	12,699,066	12,258,734
Diluted	13,644,149	13,482,894	12,780,959

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2007, 2006, and 2005

	(Restated)
	Common Stock
		Par Value	Additional		Accumulated
	Number	$0.001	Paid-In	Retained	other comp		Treasury	Unearned
	of Shares	Amount	Capital	Earnings (deficit)	income/(loss)	Total	Stock	Compensation

Balance, December 31, 2004	11,001,070	$11,000	$20,556,000	$(1,287,000)	$(39,000)	$19,742,000	$(536,000)	-

Preferred converted to Common Stock	1,001,228	1,100	500,000				(124,000)
Warrants Converted to Common Stock	2,000	-	2,000			2,000
Options excercised to common stock	138,335	100	190,000			190,000
Common Stock issued for Series “C” dividend	38,000	-	19,000	(19,000)
Dividend paid in stock				(11,000)		(11,000)
Common stock issued for Series “B” dividend	521,158	600	260,000	(261,000)
Common stock issued to Employees	81,000	100	271,000			271,000
Treasury shares issued to employees		100	(39,000)			(39,000)	38,000
Shares issued to officer with two year vesting period
Vesting of unearned compensation								(122,000)
Treasury shares repurchased							(453,000)	15,000
Net income				2,403,000	321,000	2,724,000
Balance, December 31, 2005	12,782,791	13,000	21,759,000	825,000	282,000	22,879,000	(1,075,000)	(107,000)

Warrants converted to common stock	142,810	200	762,000			762,200	(137,000)
Common stock issued to Directors	10,750	100	69,000			69,100
Common stock issued to consultants	2,500	100	17,000			17,100
Dividend paid in stock
Options excercised to common stock	128,047	100	240,000			240,100	(490,000)
Options granted to CEO			383,000			383,000		(383,000)
FASB 123R vesting			41,000			41,000
Shares issued to executives with 5 & 6 year vesting period	565,000	600	3,374,000			3,374,600		(3,374,000)
Vesting of unearned compensation								508,000
Treasury shares issued to employees		(100)	(16,000)			(16,100)	16,000
Net income				5,156,000	52,000	5,208,000
Balance, December 31, 2006	13,631,898	14,000	26,629,000	5,981,000	334,000	32,958,000	(1,686,000)	(3,356,000)

Warrants converted to common stock	40,000	100	192,000			192,100
Common stock issued to Directors	9,700	100	31,000			31,100
Options excercised to common stock	27,500	100	24,000			24,100
FASB 123R vesting			101,000			101,000
Vesting of unearned compensation								641,000
Repurchase of treasury stock							(309,000)
Treasury shares issued to employees		(300)	(24,000)			(24,300)	24,000
Net income				3,837,000	(13,000)	3,824,000
Balance, December 31, 2007	13,709,098	$14,000	$26,953,000	$9,818,000	$321,000	$37,106,000	$(1,971,000)	$(2,715,000)

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

		(Restated)	(Restated)
	2007	2006	2005

Cash flows from Operating Activities:
Net income	$3,837,000	$5,156,000	$2,403,000
Adjustments to reconcile net income to net cash
provided by operating activities from operations:
Depreciation and amortization	3,471,000	2,271,000	2,266,000
Realized (gain) loss on investment securities	103,000	(79,000)	10,000
Loss on sale of Consumer Choice Systems	-	323,000	-
Common stock issued for services	31,000	86,000	150,000
Vesting of unearned compensation	641,000	509,000	15,000
Stock options vested during year	100,000	40,000	-
Excess tax benefits from share-based payment arrangements	39,000	16,000	-
Net change in other accumulated comprehensive income (loss)	(13,000)	52,000	321,000
Provision for bad debts	-	-	13,000
Deferred income taxes	(390,000)	(597,000)	100,000

Changes in Assets and Liabilities:
Decrease (increase) in accounts receivable	(43,000)	379,000	65,000
(Increase) in inventory	(926,000)	(3,138,000)	(1,225,000)
(Increase) decrease in prepaid expenses and other current assets	(128,000)	675,000	(2,194,000)
(Increase) in deferred compensation	(140,000)	(148,000)	(204,000)
Decrease (increase) in other assets	(52,000)	13,000	10,000
Increase (decrease) in accounts payable and accrued expenses	1,367,000	651,000	1,323,000
Increase (decrease) in income taxes payable	57,000	(364,000)	160,000
Net cash provided by operating activities	7,954,000	5,845,000	3,213,000

Cash Flows from Investing Activities:
Sale (purchase) of investment securities, net	(4,000)	1,237,000	(84,000)
Purchase of property and equipment	(5,151,000)	(5,557,000)	(1,672,000)
Purchase of intangible assets	(2,814,000)	(2,427,000)	(276,000)
Net cash (used in) investing activities	(7,969,000)	(6,747,000)	(2,032,000)

Cash Flows from Financing Activities:
Issuance of common stock, options and warrants	216,000	795,000	66,000
Increase in line of credit, net	1,706,000	623,000	561,000
Excess tax benefits from share-based payment arrangements	(39,000)	(14,000)	-
Purchase of treasury stock	(309,000)	(420,000)	(452,000)
Decrease in note receivable	137,000	-	-
Principal repayments of long-term debt	(586,000)	(481,000)	(473,000)
Dividends paid on preferred stock	-	-	(11,000)
Net cash provided by (used in) financing activities	1,125,000	503,000	(309,000)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	1,110,000	(399,000)	872,000

Cash and cash equivalents - beginning of the year	1,085,000	1,484,000	612,000
Cash and cash equivalents - end of year	$2,195,000	$1,085,000	$1,484,000

Supplemental disclosure of cash flow information:
Interest paid	$387,000	$369,000	$317,000
Income taxes	$1,790,000	$3,403,000	$1,983,000

Supplemental disclosure of non cash activity:
Common stock issued to executives over 6-year vesting period	$-	$3,373,000	$-
Common shares issued for options and warrants	$-	$591,000	$-
Options vested during period	$100,000	$40,000	$-
Conversion of preferred stock B and C to common stock	$-	$-	$501,000
Common stock for services	$31,000	$86,000	$150,000
Preferred B and C Stock Dividends	$-	$-	$287,000
Line of credit converted to long-term debt	$2,156,000	$-	$369,000
Common stock issued for compensation to be earned upon vesting	$-	$-	$122,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

	Years Ended December 31,
	2007	2006	2005

Supplemental disclosure of non cash activity:
Sale of Consumer Choice Systems
Inventory	$-	$358,000	$-
Accounts Receivable	-	131,000	-
Intangible assets, net	-	1,337,000	-
Note receivable	-	(1,503,000)	-
Loss on sale of Consumer Choice Systems	-	(323,000)	-
	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Medifast, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006, 2005

1. BACKGROUND

Nature of the Business

Medifast, Inc. (the "Company” or “Medifast”) is a Delaware corporation, incorporated in 1980. The Company’s operations are primarily conducted through five of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc. ("Jason"), Take Shape for Life, Inc. (“TSFL”), Jason Enterprises, Inc., Jason Properties, LLC and Seven Crondall, LLC. The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products. Medifast, Inc.’s product lines include weight and disease management, and meal replacement products manufactured in a modern, FDA approved facility in Owings Mills, Maryland.

The Company is engaged in the manufacturing and distribution of Medifast® branded and private label weight and disease management products. These products are sold through various channels of distribution, to include web, call center, independent health advisors, medical professionals, weight loss clinics, direct consumer marketing supported via the phone and the web. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.

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

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flow, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2007, the Company had $1,224,000 in miscellaneous short-term investments through Merrill Lynch that are considered cash equivalents due to terms of maturity, and $971,000 in operating checking accounts.

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

Inventory

Inventories consist principally of packaged meal replacements held in the Company’s warehouse. Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs. On a quarterly basis, management reviews inventory for unsalable or obsolete inventory. Obsolete or unsalable inventory write-offs have been immaterial to the financial statements as our products have useful lives ranging from 14-24 months.

Advertising

Advertising costs such as preparation, layout, design and production of advertising are deferred. They are expensed when the advertisement is first used, except for the costs of executory contracts, which are amortized as performance under the contract is received. Advertising costs deferred at December 31, 2007 and 2006, were $1,014,000 and $960,000 respectively. Advertising expense for the years ended December 31, 2007 and 2006 amounted to $18,400,000 and $14,300,000, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, certificates of deposit, investment securities and trade receivables. Cash, money markets and investments exceed the federal insurance coverage by $1,551,000 and $2,610,000 respectively. The Company securities at December 31, 2007 and 2006, include amounts deposited with multiple financial institutions markets its products primarily to medical professionals, clinics, and Internet medical sales and has no substantial concentrations of credit risk in its trade receivables.

As of December 31, 2007 the Company had three customers that individually represented over 10% of the accounts receivable and in the aggregate, approximately 70% of the accounts receivable. In 2006, the Company had two customers that individually represented over 10% of the accounts receivable and in the aggregate, approximately 12% of the accounts receivable.

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

Unearned compensation represents shares issued to executives that will be vested over a 5-6 year period. These shares will be amortized over the vesting period in accordance with FASB 123(R). The expense related to the vesting of unearned compensation was $641,000 and $509,000 at December 31, 2007 and December 31, 2006, respectively. Expense related to vesting of options under FASB 123R was $100,000 and $40,000 at December 31, 2007 and December 31, 2006, respectively.

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

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:
	Years Ended December 31
	2007	2006	2005
		(Restated)	(Restated)
Net income:
As reported	$3,837,000	$5,156,000	$2,403,000
Add: Stock-based employee compensation expense included in net income, net of related tax effects	61,000	24,000
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(61,000)	(24,000)	(291,000)

Net income, pro forma	$3,837,000	$5,156,000	$2,112,000

Net income per share:
as reported:
Basic	$0.30	$0.41	$0.17
Diluted	$0.28	$0.38	$0.17
Pro forma:
Basic	$0.30	$0.41	$0.17
Diluted	$0.28	$0.38	$0.17

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

For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.54	0.70	0.70
Risk-free interest rate	4.0%	4.50%	4.50%
Expected life in years	1-5	1-5	1-5

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements - an amendment to ARB No. 51.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, non controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non controlling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. Accordingly, SFAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009. SFAS No. 160 will be applied prospectively to all non controlling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have any impact on the Company’s consolidated financial position and results of operations.

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

In addition, the Company has acquired other intangible assets, which include: customer lists, non-compete agreements, trademarks, patents, and copyrights. The non-compete agreements are fully amortized as of December 31, 2007. The customer lists are being amortized over a period ranging between 5 and 7 years based on management’s best estimate of the expected benefits to be consumed or otherwise used up. The costs of patents and copyrights are amortized over 5 and 7 years based on their estimated useful life, while trademarks representing brands with an infinite life, and are carried at cost and tested annually for impairment as outlined below. Goodwill and other intangible assets are tested annually for impairment in the fourth quarter, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company assesses the recoverability of its goodwill and other intangible assets by comparing the projected undiscounted net cash flows associated with the related asset, over their remaining lives, in comparison to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. The Company presents comprehensive income in its consolidated statements of stockholders equity.

Reclassifications

Certain amounts for the years ended December 31, 2006 and 2005 have been reclassified to conform to the presentation of the December 31, 2007 amounts. The reclassifications have no effect on net income for the years ended December 31, 2006 and 2005.

3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITES

The following summarizes cash, cash equivalents, and marketable securities:

	Cost	Accrued interest	Fair value
Cash and cash equivalents
Demand deposits	$971,000	$-	$971,000
Money market accounts	1,224,000	-	1,224,000
December 31, 2007	$2,195,000	$-	$2,195,000
Investment Securities
Investment Securities	$1,428,000	$11,000	$1,439,000
December 31, 2007	$1,428,000	$11,000	$1,439,000
Cash and cash equivalents
Demand deposits	$106,000	$-	$106,000
Money market accounts	979,000	-	979,000
December 31, 2006	$1,085,000	$-	$1,085,000
Investment Securities
Investment Securities	$1,455,000	$85,000	$1,540,000
December 31, 2006	$1,455,000	$85,000	$1,540,000

The Company had a net unrealized loss of $13,000 as of December 31, 2007 and a net unrealized gain of $52,000 as of December 31, 2006. The Company had a realized loss of $103,000, realized gain of $79,000, and realized loss of $10,000 for the years ended December 31, 2007, 2006, and 2005, respectively

4. INVENTORY

Inventory consists of the following at December 31, 2007 and 2006:

	2007	2006
Raw materials	$2,136,000	$1,872,000
Packaging	2,656,000	1,625,000
Finished goods	4,389,000	4,758,000
Total	$9,181,000	$8,255,000

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expense and other current assets as of December 31, 2007 and 2006, consist of the following:

	2007	2006

Marketing and advertising	$1,978,000	$1,830,000
Supplies	377,000	158,000
Insurance	353,000	519,000
Other	19,000	92,000

	$2,727,000	$2,599,000

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2007 and 2006, consist of the following:

	2007	2006
Land	$650,000	$650,000
Building and building improvements	7,949,000	7,182,000
Equipment and fixtures	15,093,000	10,805,000
Vehicle	43,000	43,000
	23,735,000	18,680,000
Less accumulated depreciation and amortization	6,704,000	4,660,000
Property, plant and equipment - net	$17,031,000	$14,020,000

Substantially all of the Company's property, plant and equipment are pledged as collateral for various loans (see Note Payable footnote).

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 were $2,139,000, $1,072,000 and $835,000, respectively. In 2007, the Company disposed of assets with an accumulated depreciation of $95,000 relating to the closing of three corporately owned Medifast Weight Control Centers.

7. TRADEMARKS AND INTANGIBLES

	As of December 31, 2007		As of December 31, 2006
			(Restated)	(Restated)
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$8,332,000	$3,065,000	$5,587,000	$1,969,000
Non-compete agreements	840,000	840,000	840,000	840,000
Trademarks, patents, and copyrights
finite life	1,626,000	446,000	1,557,000	210,000
infinite life	909,000	-	909,000	-

Total	$11,707,000	$4,351,000	$8,893,000	$3,019,000

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was as follows:

		(Restated)	(Restated)
	2007	2006	2005
Customer lists	$1,096,000	$774,000	$1,004,000
Non-compete agreements	-	273,000	369,000
Trademarks, patents, and copyrights	236,000	152,000	58,000

Total trademarks and intangibles	$1,332,000	$1,199,000	$1,431,000

On January 17, 2006 the Consumer Choice Systems division of the Company was sold which included the sale of $1,601,000 in gross intangible assets and $265,000 in accumulated amortization.

Amortization expense is included in selling, general and administrative expenses.

The estimated future amortization expense of trademarks and intangible assets is as follows:

For the years ending December 31,	Amount

2008	$1,822,000
2009	1,675,000
2010	1,104,000
2011	1,101,000
2012	692,000

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2007 and 2006 consist of the following:

	2007	2006
Trade payables	$3,181,000	$2,214,000
Accrued payroll and related taxes	562,000	328,000
Sales commissions payable	536,000	371,000
Total	$4,279,000	$2,913,000

9. COMMITMENTS AND CONTINGENCIES

The Company leases office space for Corporate offices as well as fourteen corporately owned Medifast Weight Control Centers under lease terms ranging from one to six years with leases commencing in 2004, 2005, 2006, 2007 and 2008. Monthly payments under the Medifast Weight Control Centers leases range in price from $1,700 to $4,200. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

The Company leases large commercial printers for our printing operation that supports our direct response marketing efforts. The leases extend through December 2012. The annual lease payments are $411,000, $375,000, $350,000, $350,000, and $290,000 for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

The following is a schedule by years of future minimum rental and lease payments required under operating lease that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007:

For the Years Ending
December 31,

2008	$1,084,000
2009	1,066,000
2010	933,000
2011	888,000
2012	725,000
Thereafter	16,000

Total minimum payments required	$4,712,000

Rent expense for the years ended December 31, 2007, 2006, and 2005 was $464,000, $274,000, and $211,000, respectively.

There is no pending or threatened legal action that would have material adverse on the Company’s consolidated financial position, results or operations or cash flows in future years.

10. INCOME TAXES

Significant components of the income tax benefit for the years ended December 31 are as follows:

		(Restated)	(Restated)
	2007	2006	2005
Current:
Federal	$926,000	$1,073,000	$631,000
State	307,000	327,000	181,000
Total Current	$1,233,000	$1,400,000	$812,000
Deferred:
Federal	$371,000	$786,000	$157,000
State	102,000	121,000	33,000
Total deferred	473,000	907,000	190,000
Income tax expense	$1,706,000	$2,307,000	$1,002,000

A reconciliation between the provisions for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax benefit in the consolidated statements of income for the years ended December 31 is as follows:

		(Restated)	(Restated)
	2007	2006	2005
Provision at the U.S. federal statutory rate	$1,884,000	$2,537,000	$1,102,000
State taxes, net of federal benefit	277,000	371,000	170,000
Intangible assets	(377,000)	(297,000)	(156,000)
Other temporary differences	-	-	(98,000)
Cost segregation study	-	(275,000)	-
Permanent differences	(78,000)	(29,000)	(16,000)
Income tax expense	$1,706,000	$2,307,000	$1,002,000

Medifast, Inc.’s deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

		(Restated)
	2007	2006
Deferred tax assets
Intangible assets	$872,000	$480,000
Accounts receivable	40,000	37,000
Inventory overhead and write downs	44,000	49,000
Deferred compensation	41,000	41,000
Total deferred tax assets	$997,000	$607,000

Deferred Tax Liabilities
Intangible assets	$-	$-
Accounts receivable	-	-
Inventory overhead and write downs	-	-
Total deferred tax liabilities	$-	$-

The 2007 effective income tax rate of 30.8% differed from the federal statutory rate of 34% due to the amortization of intangible assets, timing differences for other temporary and permanent differences, and state income taxes.

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

The following summarizes the stock option activity for the years ended December 31:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	321,579	$3.88	359,727	$2.71	389,397	$1.51
Options granted	-		100,000	6.25	333,333	2.64
Options reinstated	-		16,666	6.36	-	0.00
Options exercised	(27,500)	0.89	(128,147)	(2.11)	(138,335)	(1.83)
Options forfeited or expired	(2,779)	1.60	(26,667)	(8.36)	(224,668)	(1.17)

Outstanding at end of year	291,300	$4.19	321,579	$3.88	359,727	$2.71
Options exercisable at year end	211,300	$3.35	211,577	$2.77	329,725	$2.56

The weighted average fair value at date of grant for options granted during the years 2006 and 2005 were $6.25, and $2.64, respectively. No stock options were granted in 2007.

In 2005, the Company incorrectly cancelled 75,000 options to a former consultant. The options were correctly added back to the 2005 and 2006 option schedule above. The omission from the schedule in prior year had no impact on earnings per share. During 2007, the former consultant exercised 25,000 options and 25,000 remain outstanding.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Contractual	Weighted		Weighted
Range of		Life	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	(in Years)	Price	Exercisable	Price

$0.50	25,000.1		$0.50	25,000	$0.50
$2.87	123,334	2.25	$2.87	123,334	$2.67
$3.83	23,334	2.83	$3.83	23,334	$3.83
$4.80	12,500.25		$4.80	12,500	$4.80
$6.25	100,000	3.08	$6.25	20,000	$6.25
$11.12	7,132.5		$11.12	7,132	$11.15
	291,300		$2.27	211,300	$1.96

12. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt as of December 31, 2007 and 2006, consist of the following:

	2007	2006
$3,539,000 ten year term loan secured by two buildings and land
at a variable rate which was 7.1% at December 31, 2006.	$-	$3,480,000
$200,000 five-year term loan secured by equipment
fixed rate was 3% at December 31, 2007. Due 2008	7,000	49,000
$475,000 seven-year loan secured by the building and land at a variable rate at LIBOR plus 250 bps, which was 7.725 % on
December 31, 2007. Due 2011	364,000	396,000
$366,000 three-year term loan secured by certain assets at LIBOR plus
250 basis points, which was at 7.82% at December 31, 2006.	-	132,000
$5,000,000 revolving line of credit at the LIBOR rate plus 1.30%,
which was 5.93% on December 31, 2007	-	1,256,000
$7,500,000 revolving line of credit at the LIBOR rate plus 1.30%,
which was 5.93% at December 31, 2007	1,599,000	-
$3,000,000 ten-year term loan, with Merrill Lynch
at LIBOR plus 1.3%, this was 5.93% at December 31, 2007. Due 2017	2,975,000	-
$1,500,000 ten-year term loan, with Merrill Lynch
at LIBOR plus 1.3%, this was 5.93% at December 31, 2007. Due 2017	1,488,000	-
	6,433,000	5,313,000
Less current portion	1,863,000	1,804,000
	$4,570,000	$3,509,000

Future principal payments on long-term debt for the next 5 years are as follows:

2008	$1,863,000
2009	257,000
2010	257,000
2011	494,000
2012	225,000
Thereafter	3,337,000
$6,433,000

The Company has established a $7.5 million revolving line of credit at LIBOR plus 1.30% with Merrill Lynch. In prior year, the Company had a $5 million revolving line of credit at Mercantile Bank and Trust at LIBOR plus 1.30%. The outstanding balance on our line of credit was $1,599,000 and $1,256,000 at December 31, 2007 and 2006, respectively. Effective September 27, 2007, the 10-year term loan with an original balance of $3,539,000; the 3-year loan with an original balance of $366,000; and the line of credit balance with Mercantile Safe Deposit and Trust Company was refinanced by Merrill Lynch into two ten year term loans for $1,500,000 and $3,000,000. These loans are at LIBOR plus 1.3%, which was 5.93% on December 31, 2007. The loans are secured by two buildings, together with an assignment of rents and security interest upon all fixtures now or hereafter located in the two buildings.

13. EMPLOYMENT AGREEMENTS

The Board of Directors of Medifast, Inc. implemented a management succession plan which occurred over the last 24 months. In doing so, they had 3 key executive officers sign 6-year employment contracts to ensure that there will be minimal turnover in selected key management positions. The Executives associated with this succession plan include Michael S. McDevitt, Chief Executive Officer and Chief Financial Officer, Margaret MacDonald, Chief Operating Officer and President, and Brendan Connors, CPA, VP of Finance. Bradley T. MacDonald, the Executive Chairman of the Board of Directors has signed and executed a new 5 year employment agreement as the Executive Chairman of the Board of Directors and will provide on-going executive mentoring, financial and M&A advice, and new business development for the Company.

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

14. WARRANTS

During 2003, the Company issued 200,000 warrants to James Paradis and Anthony Burrascono, both affiliated with Villanova University and 200,000 warrants an investment banker, for advisory and consulting services provided to the Company. The warrants vest in five equal installments of 40,000 warrants per year over a five-year period. These are five-year warrants to purchase common shares at an exercise price of $4.80 per share. These warrants may be cancelled, with a 90-day notice, if the consultants fail to perform to the satisfaction of the Company. During 2005, 120,000 unvested warrants issued to James Paradis and Anthony Burrascono were cancelled. In 2006, James Paradis and Anthony Burrascano exercised 80,000 warrants at $4.80. In 2005, the Company incorrectly cancelled 80,000 warrants to a former consultant. The warrants were correctly added back to the 2005 and 2006 warrant schedule. The omission from the schedule in prior year had no impact on earnings per share. During 2007, the former consultant exercised 40,000 warrants and 80,000 remain outstanding.

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

During 2007, there were 40,000 warrants exercised at $4.80.

The Company has the following warrants outstanding for the purchase of its common stock:

		Years Ended
Exercise		December 31,
Price	Expiration Date	2007	2006	2005

$4.80	January, 2009	80,000	120,000	240,000
$10.00	June, 2006	0	0	25,000
$16.78	July, 2008	82,500	82,500	82,500
		162,500	202,500	347,500
	Weighted average exercise price	10.88	9.68	8.02

As of December 31, 2007, 82,500 of the warrants are exercisable. The weighted average exercise price of exercisable warrants is $16.78.

15. QUARTERLY RESULTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenue	$20,089,000	$22,041,000	$21,846,000	$19,803,000
Gross Profit	15,031,000	16,678,000	16,323,000	14,283,000
Operating Income	1,914,000	1,445,000	1,557,000	799,000
Net Income	1,373,000	909,000	954,000	601,000
Earnings per common share - diluted	0.10	0.07	0.07	0.04

2006
Revenue	$19,183,000	$19,954,000	$19,642,000	15,307,000
Gross Profit	14,405,000	15,101,000	14,937,000	11,406,000
Operating Income	2,950,000	2,350,000	1,771,000	310,000
Net Income	2,001,000	1,448,000	1,455,000	252,000
Earnings per common share - diluted (1)	0.15	0.11	0.11	0.02

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

17. BUSINESS SEGMENTS

Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker about how to allocate resources and in assessing performance. The Company has two reportable operating segments: Medifast and All Other. The Medifast reporting segment consists of the following distribution channels: Medifast Direct, Take Shape for Life, and Doctors. The All Other reporting segments consist of Hi-Energy and Medifast Weight Control Centers, the Company’s parent company operations, as well as the Consumer Choice Systems, Inc. division which was sold in January of 2006.

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

The following tables’ present segment information for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31, 2007
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$78,861,000	$4,918,000		$83,779,000
Cost of Sales	20,364,000	1,100,000		21,464,000
Other Selling, General and Adminstrative Expenses	48,290,000	4,769,000		53,059,000
Depreciation and Amortization	2,485,000	944,000		3,429,000
Interest (net)	78,000	205,000		283,000
Provision for income taxes	1,707,000	-		1,707,000
Net income (loss)	$5,937,000	$(2,100,000)	-	$3,837,000

Segment Assets	$26,023,000	$17,701,000		$43,724,000

	Year Ended December 31, 2006 (Restated)
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$70,181,000	$4,015,000	(110,000)	$74,086,000
Cost of Sales	17,290,000	947,000		18,237,000
Other Selling, General and Adminstrative Expenses	42,418,000	3,503,000		45,921,000
Depreciation and Amortization	1,811,000	460,000		2,271,000
Interest (net)	146,000	48,000		194,000
Provision for income taxes	2,298,000	9,000		2,307,000
Net income (loss)	$6,218,000	$(952,000)	(110,000)	$5,156,000

Segment Assets	$21,978,000	$14,949,000		$36,927,000

	Year Ended December 31, 2005 (Restated)
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$36,840,000	$3,451,000	(162,000)	$40,129,000
Cost of Sales	8,442,000	1,719,000		10,161,000
Other Selling, General and Adminstrative Expenses	21,846,000	2,583,000		24,429,000
Depreciation and Amortization	1,629,000	637,000		2,266,000
Interest (net)	184,000	(25,000)		159,000
Provision for income taxes	968,000	34,000		1,002,000
Net income (loss)	$3,771,000	$(1,497,000)	(162,000)	$2,112,000

Segment Assets	$15,985,000	$14,560,000		$30,545,000

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

19. SUBSEQUENT EVENTS

On February 18, 2008, the Company announced that it has sold its first franchise of Medifast Weight Control Centers. The Company sold the rights to open four clinics in the Greater Baltimore Metropolitan Area. The franchisee also has the rights to open four additional Medifast Weight Control Centers in the Baltimore area over the next two years, bringing the total to eight locations.

On January 25, 2008, the Board of Directors modified Bradley T. MacDonald’s compensation package for his role in the succession plan and business development initiatives as outlined in the December 31, 2006 10-K. The Board cancelled the 100,000 options granted to Mr. MacDonald on February 8, 2006 and replaced them with a restricted stock grant of 42,000 shares. The restricted shares will vest over a period of 3 years beginning on January 25, 2009.

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

September 25, 2006, to report the results of the Annual Meeting of Shareholder on September 8, 2006

October 2, 2006, to announce the election of two new Board of Directors

March 1, 2007, to announce Michael S. McDevitt promoted to CEO, Margaret MacDonald promoted to President and COO, and Bradley T. MacDonald named Executive Chairman of the Board.

March 7, 2007, to announce full-year 2007 revenue and diluted earnings per share guidance

June12, 2007, to announce the election of a new Board member

September 24, 2007, to announce the results of the Annual Meeting of Shareholders on September 7, 2007

October 4, 2007, to announce updated full-year 2007 revenue and diluted earnings per share guidance

December 26, 2007, to announce receipt of notice from New York Stock Exchange concerning listing criteria

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIFAST, INC.
(Registrant)

BRADLEY T. MACDONALD
Bradley T. MacDonald
Executive Chairman of the Board
Dated: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Name	Title	Date

/s/ BRADLEY T. MACDONALD	Chairman of the Board,	March 17, 2008
Bradley T. MacDonald	Director

/s/ GEORGE LAVIN	Director	March 17, 2008
George Lavin

/s/ MICHAEL C. MACDONALD	Director	March 17, 2008
Michael C. MacDonald

/s/ MARY T. TRAVIS	Director	March 17, 2008
Mary T. Travis

/s/ REV. DONALD F. REILLY, OSA	Director	March 17, 2008
Rev. Donald F. Reilly, OSA

/s/ MICHAEL S. MCDEVITT	Director	March 17, 2008
Michael S. McDevitt

/s/ JOSEPH D. CALDERONE	Director	March 17, 2008
Joseph D. Calderone

/s/ CHARLES P. CONNOLLY	Director	March 17, 2008
Charles P. Connolly

/s/ DENNIS M. MCCARTHY	Director	March 17, 2008
Dennis M. McCarthy

/s/ RICHARD T. AAB	Director	March 17, 2008
Richard T. Aab