Form 10-Q
period 2008-03-31
MEDIFAST INC
filed 2008-05-12
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2008
Common stock, $.001 par value per share	13,814,098 shares

Index

Part I
Financial Information:

Condensed Consolidated Balance Sheets –
March 31, 2008 (unaudited) and December 31, 2007 (audited)	3

Condensed Consolidated Statements of Income –
Three Months Ended March 31, 2008 and 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows –
Three Months Ended March 31, 2008 and 2007 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Management Discussion and Analysis of Financial Condition
And Results of Operations	12

Part II

Exhibits	17
EX 31.1
EX 31.2
EX 32.1

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,407,000	$2,195,000
Accounts receivable-net of allowance for doubtful accounts of $100,000	475,000	493,000
Inventory	9,973,000	9,181,000
Investment securities	1,405,000	1,439,000
Deferred compensation	723,000	814,000
Prepaid expenses and other current assets	3,245,000	2,727,000
Prepaid income tax	143,000	-
Note receivable - current	180,000	180,000
Deferred tax asset	82,000	100,000
Total Current Assets	17,633,000	17,129,000

Property, plant and equipment - net	19,150,000	17,031,000
Trademarks and intangibles - net	6,897,000	7,356,000
Deferred tax asset, net of current portion	897,000	897,000
Note receivable, net of current portion	1,180,000	1,212,000
Other assets	301,000	99,000
TOTAL ASSETS	$46,058,000	$43,724,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,382,000	$4,279,000
Income taxes payable	-	592,000
Line of credit	2,176,000	1,599,000
Current maturities of long-term debt	257,000	264,000
Total Current Liabilities	7,815,000	6,734,000

Long-term debt, net of current portion	4,505,000	4,570,000
Total Liabilities	12,320,000	11,304,000

Stockholders' Equity:

Common stock; par value $.001 per share; 20,000,000 authorized; 13,814,098 and 13,709,098 shares issued and outstanding, respectively	14,000	14,000
Additional paid-in capital	27,225,000	26,953,000
Accumulated other comprehensive income	154,000	321,000
Retained Earnings	11,183,000	9,818,000
	38,576,000	37,106,000

Less: cost of 270,534 and 270,534 shares of common stock in treasury	(1,971,000)	(1,971,000)
Less: unearned compensation	(2,867,000)	(2,715,000)
Total Stockholders' Equity	33,738,000	32,420,000
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$46,058,000	$43,724,000

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
		(Restated)
	2008	2007
	(Unaudited)	(Unaudited)

Revenue, net	$25,169,000	$20,089,000
Cost of sales	6,100,000	5,058,000
Gross Profit	19,069,000	15,031,000

Selling, general, and administration	17,007,000	13,117,000

Income from operations	2,062,000	1,914,000

Other income/(expense)
Interest expense	(103,000)	(95,000)
Interest income	38,000	33,000
Other expense	36,000	51,000
	(29,000)	(11,000)

Net income before provision for income taxes	2,033,000	1,903,000
Provision for income tax (expense)	(668,000)	(530,000)

Net income	$1,365,000	$1,373,000

Basic earnings per share	$0.10	$0.11
Diluted earnings per share	$0.10	$0.10

Weighted average shares outstanding -
Basic	13,101,157	12,899,543
Diluted	13,799,293	13,690,788

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
		(Restated)
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,365,000	$1,373,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	1,079,000	786,000
Realized loss on investment securities	36,000	32,000
Common stock issued for services	35,000	21,000
Stock options vested during period	-	77,000
Stock options cancelled during period	(77,000)	-
Excess tax benefits from share-based payment arrangements	-	30,000
Vesting of unearned compensation	148,000	164,000
Net change in other comprehensive (loss) income	(167,000)	14,000
Deferred income taxes	18,000	(88,000)

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	18,000	(76,000)
(Increase) in inventory	(792,000)	(452,000)
(Increase) in prepaid expenses & other current assets	(518,000)	(885,000)
(Increase) decrease in deferred compensation	91,000	(125,000)
(Increase) in prepaid taxes	(143,000)	-
(Increase) in other assets	(202,000)	(6,000)
Increase in accounts payable and accrued expenses	1,103,000	701,000
Increase (decrease) in income taxes payable	(592,000)	154,000
Net cash provided by operating activities	1,402,000	1,720,000

Cash Flow from Investing Activities:
(Purchase) sale of investment securities, net	(4,000)	97,000
(Purchase) of property and equipment	(2,735,000)	(1,044,000)
(Purchase) of intangible assets	(2,000)	(240,000)
Net cash (used in) investing activities	(2,741,000)	(1,187,000)

Cash Flow from Financing Activities:
Issuance of common stock, options and warrants	12,000	24,000
(Repayment) of long-term debt, net	(71,000)	(137,000)
Increase in line of credit	577,000	650,000
Decrease in note receivable	33,000	41,000
Excess tax benefits from share-based payment arrangements	-	(30,000)
(Purchase) of treasury stock	-	(309,000)
Net cash provided by financing activities	551,000	239,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(788,000)	772,000

Cash and cash equivalents - beginning of the period	2,195,000	1,085,000
Cash and cash equivalents - end of period	$1,407,000	$1,857,000

Supplemental disclosure of cash flow information:
Interest paid	$103,000	$95,000
Income taxes	$1,489,000	$464,000

Supplemental disclosure of non cash activity:
Common stock issued to Directors over 3-year vesting period	$195,000	$-
Options vested during period	$-	$77,000
Options cancelled during period	$(77,000)	$-
Common stock issued for services	$35,000	$21,000

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
General

1. Basis of Presentation

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2007 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

3. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

        The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's consolidated financial statements. See Note 12 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

        On January 1, 2008 (the first day of fiscal 2008), the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's Condensed Consolidated Financial Statements as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) changes how an entity accounts for the acquisition of a business. While it retains the requirement to account for all business combinations using the acquisition method, the new rule will apply to a wider range of transactions or events and requires, in general, acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and non-controlling ownership interests held in the acquire, among other items. The Company is beginning to review the provisions of SFAS No. 141(R), which applies prospectively to business combinations with an acquisition date on or after the beginning of its 2009 fiscal year.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements: an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 replaces the term minority interests with the newly-defined term of non-controlling interests and establishes this line item as an element of stockholders' equity, separate from the parent's equity. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The Company is continuing to review the provisions of SFAS No. 160, which is effective the first quarter of fiscal 2009, and currently does not expect this new accounting standard to have a significant impact on the Consolidated Financial Statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company is reviewing the provisions of SFAS No. 161, which is effective the first quarter of fiscal 2009, and currently does not anticipate that this new accounting standard will have a significant impact on the Consolidated Financial Statements.

4. Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, returns and other potential adjustments upon shipment and passing of risk to the customer and when estimates of are reasonably determinable, collection is reasonably assured and the Company has no further performance obligations.

5. Inventories

Inventories consist principally of finished packaged foods, packaging and raw materials held in either the Company’s manufacturing facility or distribution warehouse. Inventories are valued at cost determined using the first-in, first-out (FIFO) method.

6. Goodwill and Other Intangible Assets

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

	As of March 31, 2008		As of December 31, 2007

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$8,332,000	$3,467,000	$8,332,000	$3,065,000
Trademarks, patents, and copyrights
finite life	1,628,000	505,000	1,626,000	446,000
infinite life	909,000	-	909,000	-
Total	$10,869,000	$3,972,000	$10,867,000	$3,511,000

Amortization expense for the three months ended March 31, 2008 and 2007 was as follows:
				(Restated)
			2008	2007
Customer lists			$402,000	$239,000
Trademarks and patents			59,000	58,000

Total Trademarks and Intangibles			$461,000	$297,000

Amortization expense is included in selling, general and administrative expenses.

7. Fixed Assets

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

8. Note Receivable

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

9. Income Per Common Share

Basic income per share is calculated by dividing net income by the weighted average number of outstanding common shares during the year. Basic income per share excludes any dilutive effects of options, warrants and other stock-based compensation.

10. Estimates

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

11. Deferred Compensation Plans

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

12. Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

Fair Value Measurements on a Recurring Basis as of March 31, 2008

Assets	Level I	Level II	Level III	Total

Investment securities	$1,405,000	-	-	$1,405,000
Cash equivalents	1,407,000	-	-	1,407,000
Total Assets	$2,812,000	$-	$-	$2,812,000
Liabilities	-	-	-	-
Total Liabilities	$-	$-	$-	$-

13. Share Based Payments

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

Unearned compensation represents shares issued to executives that will be vested over a 5-6 year period. These shares will be amortized over the vesting period in accordance with FASB 123(R). The expense related to the vesting of unearned compensation was $148,000 and $164,000 at March 31, 2008 and March 31, 2007, respectively. Expense related to vesting of options under FASB 123R was $0 and $20,000 at March 31, 2008 and March 31, 2007, respectively.

The following summarizes the stock option activity for the Three Months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)

Outstanding, December 31, 2007	291,300	4.19
Options granted
Options reinstated
Options exercised	(25,000)	0.50
Options forfeited or expired	(100,000)	6.25

Outstanding March 31, 2008	166,300	3.50	1.90
Options exercisable, March 31, 2008	166,300	3.50	1.90

Options available for grant at March 31, 2008	1,056,200

14. Restatements

The March 31, 2007 financial statements have been restated to increase amortization expense on customer lists by $84,000. Pre-tax income decreased by $84,000 for the quarter-ended March 31, 2007 from $1,987,000 to $1,903,000. Net income for the quarter-ended March 31, 2007 decreased by $49,000 from $1,422,000 to $1,373,000 and retained earnings decreased from $7,403,000 to $7,354,000.

15. Reclassifications

Certain amounts for the quarter ended March 31, 2007 have been reclassified to conform to the presentation of the March 31, 2008 amounts. The reclassifications have no effect on net income for the quarters ended March 31, 2008 and 2007.

16. Business Segments

Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker about how to allocate resources and in assessing performance. The Company has two reportable operating segments: Medifast and All Other. The Medifast reporting segment consists of the following distribution channels: Medifast Direct, Take Shape for Life, and Doctors. The All Other reporting segments consist of Hi-Energy and Medifast Weight Control Centers and the Company’s parent company operations.

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

The following table’s present segment information for the three months ended March 31, 2008 and 2007:

	Three Month Ended March 31, 2008
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	23,480,000	1,689,000		25,169,000
Cost of Sales	5,727,000	373,000		6,100,000
Other Selling, General and Adminstrative Expenses	14,415,000	1,607,000		16,022,000
Depreciation and Amortization	842,000	237,000		1,079,000
Interest (net)	(10,000)	(55,000)		(65,000)
Provision for income taxes	668,000			668,000
Net income (loss)	1,838,000	($473,000)		1,365,000

Segment Assets	27,083,000	18,973,000		46,056,000

	Three Month Ended March 31, 2007 (Restated)
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	19,037,000	1,052,000		20,089,000
Cost of Sales	4,827,000	231,000		5,058,000
Other Selling, General and Adminstrative Expenses	11,082,000	1,198,000		12,280,000
Depreciation and Amortization	657,000	129,000		786,000
Interest (net)	(8,000)	70,000		62,000
Provision for income taxes	530,000			530,000
Net income (loss)	1,949,000	($576,000)		1,373,000

Segment Assets	23,831,000	15,581,000		39,412,000

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

General

Three Months Ended March 31, 2008 and March 31, 2007

Revenue: Revenue increased to $25.2 million for the first three months of 2008 compared to $20.1 million for the first three months of 2007, an increase of $5.1 million or 25%. The direct marketing sales channel accounted for 51% of total revenue, Take Shape for Life 39%, doctors 3%, and brick and mortar clinics 7%. As compared to the first three months of 2007, the direct marketing sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 6% year-over year. Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by 63% compared to the first quarter of 2007. The Company’s doctor’s sales decreased by 25% and The Medifast Weight Control Centers increased sales by 75% as compared to the first quarter of 2007.

The Take Shape for Life division grew 63% year-over-year. This growth can largely be attributed to the tools and training that led to an increase in the ability of the division to both promote growth in recruiting of health coaches, as well as better supporting this growth as it occurs. This continued investment proved to be a large part of the current growth trends in Take Shape for Life sales, as well as the number of active health coaches. The number of active health coaches grew to 2,200 at the end of the first quarter of 2008 as compared to 1,350 for the same time period in 2007, an increase of 63%. The Company believes that the growth in health coach activity is a positive trend that should continue, and will lead to significant revenue growth in the near future.

The Medifast Weight Control Centers, which represent approximately 7% of the Company’s overall revenues, are currently operating in 14 locations in Dallas, Houston, and Orlando. In the first three months of 2008, the Company experienced revenue growth of 62% versus the same time period last year. The average monthly revenue per clinic also witnessed significant growth of 35%, averaging $39,000 per clinic in the first quarter of 2008 as compared to $29,000 in the first quarter of 2007. In the expanding Dallas, TX market, the average monthly revenue per clinic is approximately $50,000. In the estimated $40 billion weight loss and health living industry, the brick and mortar clinic model has always made up a significant portion of overall sales. The recent growth in the Medifast Weight Control Centers has proven that the model is in high demand from a select portion of the weight loss consumers. Throughout 2007, the Company invested in the infrastructure of its clinic model. The major aspects of the investment in this division included an expanded executive team, the creation of a point of sale system, a robust customer data tracking system, and finalizing the franchise opportunity documentation. During the first quarter of 2008, the Company opened four additional corporately owned clinics in the Houston, TX market. The Company plans on opening four additional corporately owned clinics in the Houston market by the end of the second quarter of 2008 as well as two additional clinics in the already established Dallas, TX market.

On February 18, 2008, the Company announced that it has sold its first franchise of Medifast Weight Control Centers. The Company sold the rights to open four clinics in the Greater Baltimore Metropolitan Area. The franchisee also has the rights to open four additional Medifast Weight Control Centers in the Baltimore area over the next two years, bringing the total to eight locations.

Overall, selling, general and administrative expenses increased by $3.9 million as compared to the first three months of 2007. Advertising expense for the first three months of 2008 was approximately $5.2 million compared to approximately $4.3 million for the same period last year, an increase of $900,000. Salaries and benefits increased by approximately $300,000 in the first 3 months of 2008. The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers in the second half of 2007 which have greatly impacted the revenue growth in the first quarter of 2008. Additional personnel were hired in the call center during the first quarter of 2008 as the Company brought the outsourced Take Shape for Life call center in-house early in the second quarter of 2008. Going forward, savings will be realized on call center expense however in the first quarter in-house call center reps had to be hired and trained in preparation for the transition. The opening of four new corporately owned clinics in the Houston, TX market also required the hiring of additional center managers and support staff. Take Shape for Life commission expense, which is completely variable based upon revenue, increased by approximately $1,900,000 as the Company showed sales growth of 63% as compared to the first three months of 2007. Communication expense, which includes the Take Shape for Life outsourced call center increased by $50,000 based on additional sales order volume. The reduction in outsourced call center expenses will continue in stages throughout 2008 as the call center is brought in-house. Other expenses increased by $550,000 which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes. Operating expenses increased by $200,000 which primarily resulted from additional printing expense for our direct to consumer postcard mailings as well as maintenance, repairs, and supplies for our manufacturing and distribution facilities.

Costs and Expenses: Cost of revenue increased $1 million to $6.1 million in the first three months of 2008 from $5.1 million for the first three months of 2007. As a percentage of sales, gross margin increased to 75.8% from 74.8% for the first 3 months of 2008. The margin improved due to efficiencies gained from new machinery purchases in prior year as well as new shipping rules that resulted in additional shipping revenue from customers netting against shipping expense.

Income taxes:  For the first three months of 2008 the Company recorded $668,000 in income tax expense, which represents an annual effective rate of 32.9%. For the first three months of 2007, we recorded income tax expense of $530,000 which reflected an estimated annual effective tax rate of 27.9%. The Company anticipates a tax rate of approximately 32-34% in 2008.

Net income: Net income was $1.4 million for the first three months of 2008 as compared to $1.4 million for the first three months of 2007. Net income remained the same despite sales growth of 25% in the first quarter of 2008 due to the increases in selling, general and administrative expenses described above.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment as of March 31,

	2008		2007
Segments	Sales	% of Total	Sales	% of Total

Medifast	23,480,000	93%	19,037,000	95%
All Other	1,689,000	7%	1,052,000	5%
Total Sales	25,169,000	100%	20,089,000	100%

Three Months Ended March 31, 2008 and March 31, 2007

Medifast Segment: The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors. As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the three months ended March 31, 2008 and 2007 above.

All Other Segment: The All Other reporting segment consists of the sales of Hi-Energy and Medifast Weight Control Centers. Sales increased by $637,000 year-over year as a result of an increase in Hi-Energy and Medifast Weight Control Centers sales to $1,689,000. The increase in the Hi-Energy and Medifast Weight Control Centers sales was due to opening new centers in the Houston market in the first quarter, spending increases for advertising, increased advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics. During the first quarter of 2008, four additional corporate clinics were opened in the Houston, TX market. The Company had 14 clinics operating at the end of the first quarter of 2008 compared to 11 clinics in operation at the end of the first quarter of 2007.

	Net Profit by Segment as of March 31,

	2008		2007
Segments	Profit	% of Total	Profit	% of Total

Medifast	1,838,000	135%	1,949,000	142%
All Other	(473,000)	-35%	(576,000)	-42%
Total Net Profit	1,365,000	100%	1,373,000	100%

Three Months Ended March 31, 2008 and March 31, 2007

Medifast Segment: The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors. As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the three months ended March 31, 2008 and 2007 above. See footnote 16, “Business Segments” for a detailed breakout of expenses

All Other Segment: The All Other reporting segment consists of the profit or loss of Hi-Energy and Medifast Weight Control Centers, and corporate expenses related to the parent company operations. Year-over-year, the loss in the All Other segment improved by $103,000. The Hi-Energy and Medifast Weight Control Centers showed an increase in net profitability year-over-year of $30,000. The increase for the Medifast Weight control centers was due to management fine tuning clinic operations in order to improve profitability. This was offset by the opening of four new clinics in the Houston, TX market during the quarter which led to additional salaries, rent, and advertising expense during the start-up phase with minimal sales volume. Corporate expenses increased by $133,000 year-over-year. Corporate expenses include items such as auditors’ fees, attorney’s fees, Board of Director expenses, investor relations, corporate consulting, corporate outings, as well as depreciation and property taxes on corporately owned buildings. See footnote 16, “Business Segments” for a detailed breakout of expenses.

Seasonality

The Company's weight management products and programs have historically been subject to seasonality. Traditionally the holiday season in November/December of each year is considered poor for diet control products and services. January and February generally show increases in sales, as these months are considered the commencement of the “diet season.” In 2008, seasonality has not been a significant factor. This is largely due to the increase in the consumer’s awareness of the overall health and nutritional benefits accompanied with the use of the Company’s product line. As consumers continue to increase their association of nutritional weight loss programs with overall health, seasonality will continue to decrease.

Inflation

Inflation generally affects us by increasing the costs of labor, overhead and equipment. The impact of inflation on our financial position and results of operations was minimal during the first quarter of both 2008 and 2007. However, we continue to be negatively impacted by increasing raw material costs.

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

Code of Ethics: In August of 2006, the Company updated its Code of Ethics by which directors, officers and employees commit and undertake to personal and corporate growth, dedicate themselves to excellence, integrity and responsiveness to the marketplace, and work together to enhance the value of the Company for the shareholders, vendors, and customers.

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

Evaluation of Disclosure Controls and Procedures:

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures at the end of the period covered by this report were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Medifast, Inc.

BY:	/S/ MICHAEL S. MCDEVITT	May 12, 2008
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