Form 10-Q
period 2008-06-30
MEDIFAST INC
filed 2008-08-08
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2008
Common stock, $.001 par value per share	13,848,876 shares

Index

Part I
Financial Information:

Condensed Consolidated Balance Sheets – June 30, 2008 (unaudited) and December 31, 2007 (audited)	3

Condensed Consolidated Statements of Income – Three and Six Months Ended June 30, 2008 and 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2008 and 2007 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Management Discussion and Analysis of Financial Condition And Results of Operations	12

Part II

Exhibits	19
EX 31.1
EX 31.2
EX 32.1

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,046,000	$2,195,000
Accounts receivable-net of allowance for doubtful accounts of $100,000	474,000	493,000
Inventory	11,037,000	9,181,000
Investment securities	1,407,000	1,439,000
Deferred compensation	824,000	814,000
Prepaid expenses and other current assets	3,074,000	2,727,000
Prepaid income tax	987,000	-
Note receivable - current	180,000	180,000
Deferred tax asset	100,000	100,000
Total Current Assets	20,129,000	17,129,000

Property, plant and equipment - net	20,260,000	17,031,000
Trademarks and intangibles - net	6,432,000	7,356,000
Deferred tax asset, net of current portion	897,000	897,000
Note receivable, net of current portion	1,147,000	1,212,000
Other assets	350,000	99,000

TOTAL ASSETS	$49,215,000	$43,724,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,309,000	$4,279,000
Income taxes payable	-	592,000
Line of credit	2,702,000	1,599,000
Current maturities of long-term debt	257,000	264,000
Total Current Liabilities	9,268,000	6,734,000

Long-term debt, net of current portion	4,442,000	4,570,000
Total Liabilities	13,710,000	11,304,000

Stockholders' Equity:

Common stock; par value $.001 per share; 20,000,000 authorized; 13,848,876 and 13,814,098 shares issued and outstanding, respectively	14,000	14,000
Additional paid-in capital	27,273,000	26,953,000
Accumulated other comprehensive income	159,000	321,000
Retained Earnings	12,755,000	9,818,000
	40,201,000	37,106,000

Less: cost of 286,478 and 270,534 shares of common stock in treasury	(2,013,000)	(1,971,000)
Less: unearned compensation	(2,683,000)	(2,715,000)
Total Stockholders' Equity	35,505,000	32,420,000

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$49,215,000	$43,724,000

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$27,537,000	$22,041,000	$52,706,000	$42,130,000
Cost of sales	6,677,000	5,363,000	12,777,000	10,421,000
Gross Profit	20,860,000	16,678,000	39,929,000	31,709,000

Selling, general, and administration	18,451,000	15,233,000	35,457,000	28,350,000

Income from operations	2,409,000	1,445,000	4,472,000	3,359,000

Other income/(expense)
Interest expense	(87,000)	(102,000)	(191,000)	(197,000)
Interest income	43,000	39,000	82,000	72,000
Other income/expense	(41,000)	37,000	(6,000)	88,000
	(85,000)	(26,000)	(115,000)	(37,000)

Income before provision for income taxes	2,324,000	1,419,000	4,357,000	3,322,000
Provision for income tax (expense)	(752,000)	(510,000)	(1,420,000)	(1,040,000)

Net income	$1,572,000	$909,000	$2,937,000	$2,282,000

Basic earnings per share	$0.12	$0.07	$0.22	$0.18
Diluted earnings per share	$0.11	$0.07	$0.21	$0.17

Weighted average shares outstanding -
Basic	13,138,202	12,933,559	13,119,497	12,917,400
Diluted	13,791,623	13,699,721	13,772,918	13,683,562

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$2,937,000	$2,282,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	2,243,000	1,655,000
Realized loss on investment securities	38,000	71,000
Common stock issued for services	70,000	21,000
Stock options vested during period	-	77,000
Stock options cancelled during period	(77,000)	-
	-	(30,000)
Vesting of unearned compensation	296,000	328,000
Net change in other comprehensive (loss) income	(162,000)	52,000
Deferred income taxes	-	(175,000)

Changes in assets and liabilities:
Decrease in accounts receivable	18,000	32,000
(Increase) in inventory	(1,857,000)	(228,000)
(Increase) in prepaid expenses & other current assets	(347,000)	(702,000)
(Increase) in deferred compensation	(11,000)	(163,000)
(Increase) in prepaid taxes	(987,000)	-
(Increase) in other assets	(251,000)	(32,000)
Increase in accounts payable and accrued expenses	2,033,000	1,272,000
(Decrease) in income taxes payable	(592,000)	(535,000)
Net cash provided by operating activities	3,351,000	3,925,000

Cash Flow from Investing Activities:
(Purchase) of investment securities, net	(4,000)	(102,000)
(Purchase) of property and equipment	(4,546,000)	(1,856,000)
(Purchase) of intangible assets	-	(283,000)
Net cash (used in) investing activities	(4,550,000)	(2,241,000)

Cash Flow from Financing Activities:
Issuance of common stock, options and warrants	17,000	24,000
(Repayment) of long-term debt, net	(136,000)	(314,000)
Increase in line of credit	1,103,000	650,000
Decrease in note receivable	66,000	73,000
Excess tax benefits from share-based payment arrangements	-	30,000
(Purchase) of treasury stock	-	(309,000)
Net cash provided by financing activities	1,050,000	154,000

NET INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS	(149,000)	1,838,000

Cash and cash equivalents - beginning of the period	2,195,000	1,085,000

Cash and cash equivalents - end of period	$2,046,000	$2,923,000

Supplemental disclosure of cash flow information:
Interest paid	$191,000	$197,000
Income taxes	$3,008,000	$1,403,000

Supplemental disclosure of non cash activity:
Common stock issued to Directors over 6-year vesting period	$296,000	$-
Options vested during period	$-	$77,000
Options cancelled during period	$(77,000)	$-
Common stock issued for services	$70,000	$21,000
Common shares issued for options or warrants	$42,000	$-
Line of credit converted to long-term debt	$-	$1,506,000

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

  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on Consolidated Financial Statements.

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

	As of June 30, 2008		As of December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$8,332,000	$3,869,000	$8,332,000	$3,065,000
Trademarks, patents, and copyrights
finite life	1,628,000	568,000	1,626,000	446,000
infinite life	909,000	-	909,000	-
Total	$10,869,000	$4,437,000	$10,867,000	$3,511,000

Amortization expense for the six months ended June 30, 2008 and 2007 was as follows:

	2008	2007
Customer lists	$804,000	$524,000
Trademarks and patents	122,000	117,000

Total Trademarks and Intangibles	$926,000	$641,000

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

Fair Value Measurements on a Recurring Basis as of June 30, 2008

Assets	Level I	Level II	Level III	Total

Investment securities	$1,407,000	-	-	$1,407,000
Cash equivalents	2,046,000	-	-	2,046,000
Total Assets	$3,453,000	$-	$-	$3,453,000
Liabilities	-	-	-	-
Total Liabilities	$-	$-	$-	$-

13.	Share Based Payments

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

Unearned compensation represents shares issued to executives that will be vested over a 5-6 year period. These shares will be amortized over the vesting period in accordance with FASB 123(R). The expense related to the vesting of unearned compensation was $296,000 and $328,000 at June 30, 2008 and June 30, 2007, respectively. Expense related to vesting of options under FASB 123R was $0 and $77,000 at June 30, 2008 and June 30, 2007, respectively.

The following summarizes the stock option activity for the Six Months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)

Outstanding, December 31, 2007	291,300	4.19
Options granted
Options reinstated
Options exercised	(25,000)	0.50
Options forfeited or expired	(119,632)	6.39

Outstanding June 30, 2008	146,668	3.02	1.84
Options exercisable, June 30, 2008	148,668	3.02	1.84

Options available for grant at June 30, 2008	1,075,832

14. Reclassifications

Certain amounts for the quarter ended June 30, 2007 have been reclassified to conform to the presentation of the June 30, 2008 amounts. The reclassifications have no effect on net income for the quarters ended June 30, 2008 and 2007.

15. Business Segments

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

The following tables present segment information for the six months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$25,503,000	$2,034,000		$27,537,000
Cost of Sales	6,297,000	380,000		6,677,000
Other Selling, General and Adminstrative Expenses	15,510,000	1,820,000		17,330,000
Depreciation and Amortization	915,000	247,000		1,162,000
Interest (net)	9,000	35,000		44,000
Provision for income taxes	752,000	-		752,000
Net income (loss)	$2,020,000	($448,000)		$1,572,000

Segment Assets	$28,397,000	$20,818,000		$49,215,000

	Three Months Ended June 30, 2007
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$20,716,000	$1,325,000		$22,041,000
Cost of Sales	5,169,000	194,000		5,363,000
Other Selling, General and Adminstrative Expenses	13,194,000	1,136,000		14,330,000
Depreciation and Amortization	576,000	290,000		866,000
Interest (net)	97,000	(34,000)		63,000
Provision for income taxes	510,000	-		510,000
Net income (loss)	$1,170,000	($261,000)		$909,000

Segment Assets	$23,341,000	$16,885,000		$40,226,000

	Six Months Ended June 30, 2008
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$48,983,000	$3,723,000		$52,706,000
Cost of Sales	12,024,000	753,000		12,777,000
Other Selling, General and Adminstrative Expenses	29,755,000	3,467,000		33,222,000
Depreciation and Amortization	1,757,000	484,000		2,241,000
Interest (net)	20,000	89,000		109,000
Provision for income taxes	1,420,000	-		1,420,000
Net income (loss)	$4,007,000	($1,070,000)	0	$2,937,000

Segment Assets	$28,397,000	$20,818,000		$49,215,000

	Six Months Ended June 30, 2007
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$39,805,000	$2,325,000		$42,130,000
Cost of Sales	10,065,000	356,000		10,421,000
Other Selling, General and Adminstrative Expenses	23,859,000	2,748,000		26,607,000
Depreciation and Amortization	1,081,000	574,000		1,655,000
Interest (net)	186,000	(61,000)		125,000
Provision for income taxes	1,040,000	-		1,040,000
Net income (loss)	$3,574,000	($1,292,000)		$2,282,000

Segment Assets	$23,341,000	$16,885,000		$40,226,000

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

General

Six Months Ended June 30, 2008 and June 30, 2007

Revenue: Revenue increased to $52.7 million for the first six months of 2008 compared to $42.1 million for the first six months of 2007, an increase of $10.6 million or 25%. The direct marketing sales channel accounted for 48% of total revenue, Take Shape for Life 41%, doctors 3%, and brick and mortar clinics 7%. As compared to the first six months of 2007, the direct marketing sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 5% year-over year. Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by 72% compared to the first six months of 2007. The Company’s doctor’s sales decreased by 23% and The Medifast Weight Control Centers increased sales by 62% as compared to the first six months of 2007.

The Take Shape for Life division grew 72% year-over-year. This growth can largely be attributed to the tools and training that led to an increase in the ability of the division to both promote growth in recruiting of health coaches, as well as better supporting this growth as it occurs. This continued investment proved to be a large part of the current growth trends in Take Shape for Life sales, as well as the number of active health coaches. The growth in this segment correlates directly to the increase in health coaches, which began to accelerate following our National Convention in July 2007. The number of active health coaches grew 87% to 2,800 at the end of the second quarter of 2008 as compared to 1,500 for the same time period in 2007, and up from 2,200 at the end of the first quarter of 2008. The Company recently completed our 2008 National Convention in Orlando, FL on July 26th, 2008 where approximately 750 health coaches participated, an increase of nearly 88% from prior year. The individuals that attended the event attended workshops and heard lectures by accredited individuals in the areas of recruiting, product and nutrition knowledge, and business skills.

The Medifast Weight Control Centers, which represent approximately 7% of the Company’s overall revenues, are currently operating in 17 locations in Dallas, Houston, and Orlando. In the first six months of 2008, the Company experienced revenue growth of 62% versus the same time period last year. The average monthly revenue per clinic also witnessed growth of 18%, averaging $40,000 per clinic in the first six month of 2008 as compared to $34,000 in the first six months of 2007. In the expanding Dallas, TX market, the average monthly revenue per clinic is approximately $50,000. In the estimated $40 billion weight loss and health living industry, the brick and mortar clinic model has always made up a significant portion of overall sales. The recent growth in the Medifast Weight Control Centers has proven that the model is in high demand from a select portion of the weight loss consumers. Throughout 2007, the Company invested in the infrastructure of its clinic model. The major aspects of the investment in this division included an expanded executive team, the creation of a point of sale system, a robust customer data tracking system, and finalizing the franchise opportunity documentation. During the first six months of 2008, the Company opened six additional corporately owned clinics in the Houston, TX market and one additional center in the Dallas, TX market. The Company plans on opening three additional corporately owned clinics in the Houston market and one in the Dallas market by the end of 2008.

On February 18, 2008, the Company announced that it has sold its first franchise of Medifast Weight Control Centers. The Company sold the rights to open four clinics in the Greater Baltimore Metropolitan Area. The franchisee also has the rights to open four additional Medifast Weight Control Centers in the Baltimore area over the next two years, bringing the total to eight locations. On June 3, 2008 the Company announced that it sold the rights to open four Medifast Weight Control Centers in Southern California and three Medifast Weight Control Centers in Central California to two different local business operators. The Company anticipates the opening of our first franchise centers in Baltimore and Southern California in the next 45 days.

Overall, selling, general and administrative expenses increased by $7.1 million as compared to the first six months of 2007. Advertising expense for the first six months of 2008 was approximately $10.4 million compared to approximately $10 million for the same period last year, an increase of $400,000. Salaries and benefits increased by approximately $900,000 in the first six months of 2008. The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers in the second half of 2007 which have greatly impacted the revenue growth in the first six months of 2008. Additional personnel were hired in the call center during the first quarter of 2008 as the Company brought the outsourced Take Shape for Life call center in-house early in the second quarter of 2008. Going forward, savings will be realized on communication expense as a result of bringing the call center in-house. The opening of six new corporately owned clinics in the Houston, TX market and one in the Dallas, TX market also required the hiring of additional center managers and support staff. Take Shape for Life commission expense, which is completely variable based upon revenue, increased by approximately $4,500,000 as the Company showed sales growth of 72% as compared to the first six months of 2007. Communication expense decreased by $150,000 as a result of the Take Shape for Life call center moving in-house during the second quarter of 2008. Other expenses increased by $1.1 million which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes. Operating expenses increased by $400,000 which primarily resulted from additional printing expense for our direct to consumer postcard mailings as well as maintenance, repairs, and supplies for our manufacturing and distribution facilities.

Costs and Expenses: Cost of revenue increased $2.4 million to $12.8 million in the first six months of 2008 from $10.4 million for the first six months of 2007. As a percentage of sales, gross margin increased to 75.8% from 75.3% for the first six months of 2008. The margin improved due to efficiencies gained from new machinery purchases in prior year as well as new shipping rules that resulted in additional shipping revenue from customers netting against shipping expense.

Income taxes:  For the first six months of 2008 the Company recorded $1,420,000 in income tax expense, which represents an annual effective rate of 32.6%. For the first six months of 2007, we recorded income tax expense of $1,040,000 which reflected an estimated annual effective tax rate of 31.3%. The Company anticipates a tax rate of approximately 32-34% in 2008.

Net income: Net income was $2.9 million for the first six months of 2008 as compared to $2.3 million for the first six months of 2007, an increase of 29%. The improved profitability during the first six months of 2008 is due to sales growth in the Take Shape for Life division and Medifast Weight Control Centers as well as improved advertising effectiveness in the Medifast Direct Marketing sales channel.

Three Months Ended June 30, 2008 and June 30, 2007

Revenue: Revenue increased to $27.5 million in the second quarter of 2008 compared to $22 million in the second quarter of 2007, an increase of $5.5 million or 25%. The direct marketing sales channel accounted for 45% of total revenue, Take Shape for Life 44%, doctors 4%, and brick and mortar clinics 7%. As compared to the second quarter of 2007, the direct marketing sales channel, which is fueled primarily by consumer advertising, decreased revenues by approximately 1% year-over year, however, the advertising dollars spent to achieve nearly the same amount of sales were 9% less than the second quarter of 2007 as the Company continues to focus on more effective advertising spend. Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by 79% compared to the second quarter of 2007. The Company’s doctor’s sales decreased by 17% and The Medifast Weight Control Centers increased sales by 61% as compared to the second quarter of 2007.

The Take Shape for Life division grew 79% year-over-year. This growth can largely be attributed to the tools and training that led to an increase in the ability of the division to both promote growth in recruiting of health coaches, as well as better supporting this growth as it occurs. This continued investment proved to be a large part of the current growth trends in Take Shape for Life sales, as well as the number of active health coaches. The growth in this segment correlates directly to the increase in health coaches, which began to accelerate following our National Convention in July 2007. The number of active health coaches grew 87% to 2,800 at the end of the second quarter of 2008 as compared to 1,500 for the same time period in 2007, and up from 2,200 at the end of the first quarter of 2008. The Company recently completed our 2008 National Convention in Orlando, FL on July 26th, 2008 where approximately 750 health coaches participated, an increase of nearly 88% from prior year. The individuals that attended the event attended workshops and heard lectures by accredited individuals in the areas of recruiting, product and nutrition knowledge, and business skills.

The Medifast Weight Control Centers, which represent approximately 7% of the Company’s overall revenues, are currently operating in 17 locations in Dallas, Houston, and Orlando. In the second quarter of 2008, the Company experienced revenue growth of 61% versus the same time period last year. The average monthly revenue per clinic also witnessed growth of 5%, averaging $41,000 per clinic in the second quarter of 2008 as compared to $39,000 in the second quarter of 2007. The average monthly clinic sale in the second quarter of 2008 was weighted downward due to the six new start-up clinics in the Houston, TX market. In the expanding Dallas, TX market, the average monthly revenue per clinic is approximately $50,000. During the second quarter of 2008, the Company opened two additional corporately owned clinics in the Houston, TX market and one additional clinic in the Dallas, TX market. The Company plans on opening three additional corporately owned clinics in the Houston market and one additional center in the Dallas, TX market by the end of 2008.

Overall, selling, general and administrative expenses increased by $3.2 million as compared to the second quarter of 2007. Advertising expense for the second quarter of 2008 was approximately $5.2 million compared to approximately $5.7 million for the same period last year, a decrease of $500,000 or 9%. Salaries and benefits increased by approximately $500,000 in the second quarter of 2008 as compared to last year. The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers in the second half of 2007 which have greatly impacted the revenue growth in the first six months of 2008. Additional personnel were hired in the call center during the first and second quarter of 2008 as the Company brought the outsourced Take Shape for Life call center in-house early in the second quarter of 2008. The opening of six new corporately owned clinics in the Houston, TX market and one in the Dallas, TX market also required the hiring of additional center managers and support staff. Take Shape for Life commission expense, which is completely variable based upon revenue, increased by approximately $2,600,000 as the Company showed sales growth of 77% as compared to the second quarter of 2007. Communication expense, decreased by $200,000 as the outsourced Take Shape for Life call center was brought in-house early in the second quarter of 2008. Other expenses increased by $550,000 which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes. Operating expenses increased by $200,000 which primarily resulted from additional printing expense for our direct to consumer postcard mailings as well as maintenance, repairs, and supplies for our manufacturing and distribution facilities.

Costs and Expenses: Cost of revenue increased $1.3 million to $6.7 million in the second quarter of 2008 from $5.4 million in the second quarter of 2007. As a percentage of sales, gross margin increased to 75.8% from 75.7% in the second quarter of 2007.

Income taxes:  In the second quarter of 2008, the Company recorded $752,000 in income tax expense, which represents an annual effective rate of 32.3%. In the second quarter of 2007, we recorded income tax expense of $510,000 which reflected an estimated annual effective tax rate of 35.9%. The Company anticipates a tax rate of approximately 32-34% in 2008.

Net income: Net income was $1.6 million in the second quarter of 2008 as compared to $900,000 in the second quarter of 2007, an increase of 73%. The improved profitability in the second quarter of 2008 is due to sales growth in the Take Shape for Life division and Medifast Weight Control Centers as well as improved advertising effectiveness in the Medifast Direct Marketing sales channel.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment for the Three Months Ended June 30,

	2008		2007
Segments	Sales	% of Total	Sales	% of Total

Medifast	$25,503,000	93%	$20,716,000	94%
All Other	2,034,000	7%	1,325,000	6%
Total Sales	$27,537,000	100%	$22,041,000	100%

	Net Sales by Segment for the Six Months Ended June 30,

	2008		2007
Segments	Sales	% of Total	Sales	% of Total

Medifast	$48,983,000	93%	$39,805,000	94%
All Other	3,723,000	7%	2,325,000	6%
Total Sales	$52,706,000	100%	$42,130,000	100%

Three Months Ended June 30, 2008 and June 30, 2007

Medifast Segment: The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors. As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the three months ended June 30, 2008 and 2007 above.

All Other Segment: The All Other reporting segment consists of the sales of Hi-Energy and Medifast Weight Control Centers. Sales increased by $709,000 year-over year in the Hi-Energy and Medifast Weight Control Centers sales due to opening two new centers in the Houston market and one new center in the Dallas, TX market in the second quarter of 2008, increased sales in the of the four new clinics opened in the first quarter of 2008, as well as improvements in same store sales for clinics in operation in the same period of prior year. As compared to the second quarter of 2007, the clinics have improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics. The Company now has seventeen corporately owned clinics, compared to nine clinics in operation at the end of the second quarter of 2007.

Six Months Ended June 30, 2008 and June 30, 2007

Medifast Segment: The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors. As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the six months ended June 30, 2008 and 2007 above.

All Other Segment: The All Other reporting segment consists of the sales of Hi-Energy and Medifast Weight Control Centers. Sales increased by $1,398,000 year-over year in the Hi-Energy and Medifast Weight Control Centers sales due to opening six new centers in the Houston market and one new center in the Dallas, TX market in the first six months of 2008, increased sales in the four new clinics opened in the first quarter of 2008, as well as improvements in same store sales for clinics in operation in the same period of prior year. As compared to the first six months of 2007, the clinics have improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics. The Company now has seventeen corporately owned clinics, compared to nine clinics in operation at the end of the second quarter of 2007.

	Net Profit by Segment for the Three Months Ended June 30,

	2008		2007
Segments	Profit	% of Total	Profit	% of Total

Medifast	$2,020,000	128%	$1,170,000	129%
All Other	(448,000)	-28%	(261,000)	-29%
Total Net Profit	$1,572,000	100%	$909,000	100%

	Net Profit by Segment for the Six Months Ended June 30,

	2008		2007
Segments	Profit	% of Total	Profit	% of Total

Medifast	$4,007,000	136%	$3,574,000	157%
All Other	(1,070,000)	-36%	(1,292,000)	-57%
Total Net Profit	$2,937,000	100%	$2,282,000	100%

Three Months Ended June 30, 2008 and June 30, 2007

Medifast Segment: The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors. As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the three months ended June 30, 2008 and 2007 above. See footnote 15, “Business Segments” for a detailed breakout of expenses.

All Other Segment: The All Other reporting segment consists of the profit or loss of Hi-Energy and Medifast Weight Control Centers, and corporate expenses related to the parent company operations. Year-over-year, the loss in the All Other segment increased by $187,000. The Hi-Energy and Medifast Weight Control Centers showed a decrease in net profitability year-over-year of $72,000. The decrease in profitability was due to the start-up expenses opening two new centers in the Houston market and one new center in the Dallas, TX market in the second quarter of 2008. The increase in the total number of clinics led to additional salaries, rent, and advertising expense during the start-up phase with lower sales volume during the first few months of operation. Corporate expenses increased by $169,000 year-over-year. Corporate expenses include items such as auditors’ fees, attorney’s fees, Board of Director expenses, investor relations, corporate consulting, and corporate outings. See footnote 15, “Business Segments” for a detailed breakout of expenses.

Six Months Ended June 30, 2008 and June 30, 2007

Medifast Segment: The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors. As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the three months ended June 30, 2008 and 2007 above. See footnote 15, “Business Segments” for a detailed breakout of expenses.

All Other Segment: The All Other reporting segment consists of the profit or loss of Hi-Energy and Medifast Weight Control Centers, and corporate expenses related to the parent company operations. Year-over-year, the loss in the All Other segment decreased by $222,000. The Hi-Energy and Medifast Weight Control Centers showed a decrease in net profitability year-over-year of $85,000. The decrease for the Medifast Weight control centers was due to the opening of six new centers in the Houston market and one new center in the Dallas, TX market in the first six months of 2008. The increase in the number of clinics led to additional salaries, rent, and advertising expense during the start-up phase with lower sales volume during the start-up phase. Corporate expenses increased by $189,000 year-over-year. Corporate expenses include items such as auditors’ fees, attorney’s fees, Board of Director expenses, investor relations, corporate consulting, and corporate outings. See footnote 15, “Business Segments” for a detailed breakout of expenses.

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

Inflation

Inflation generally affects us by increasing the costs of labor, overhead, and raw material and packaging costs. The impact of inflation on our financial position and results of operations was minimal during the second quarter of 2007, however in 2008 the Company is continuing to be negatively impacted by increasing raw material costs.

Item 5. Other Information

Litigation:
Leonard Z. Sotomeyer, on December 30, 2003, filed an action in the Supreme Court of the State of New York, County of New York, against his former business partner, David Scheffler, and T-1 Holdings, LLC, and included Medifast, Inc., formerly Heathrite, Inc., as a Defendant, Case 604076-03, seeking monetary damages for failure of his former business partner to compensate him under several consulting agreements with Medifast, Inc. made with H-T Capital, Inc. and derivatively on behalf of T-1Holdings, LLC. The Court dismissed on Defendants’ motions Sotomeyer’s Complaint in its entirety by Order of September 30, 2004. Following an appeal, the Appellate Division, First Department, reinstated the first and second causes of action while affirming the dismissal of Plaintiff’s remaining derivative claims by its decision April 13, 2006. The matter is now, again, before the New York Supreme Court for the specific purpose of litigating plaintiff’s first and second causes of action only. Plaintiff recently filed a pending Motion to amend his Complaint. Medifast continues to deny any wrongdoings and discovery is underway. Medifast believes it continues to have a meritorious defense to the counts alleged and that any decision rendered would not materially impact the ongoing operations of Medifast, Inc.

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

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Medifast, Inc.

BY:	/S/ MICHAEL S. MCDEVITT	August 8, 2008
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