Form 10-Q
period 2008-09-30
MEDIFAST INC
filed 2008-11-10
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2008
Common stock, $.001 par value per share	14,332,210 shares

Index

Part I
Financial Information:

Condensed Consolidated Balance Sheets – September 30, 2008 (unaudited) and December 31, 2007 (audited)	3

Condensed Consolidated Statements of Income – Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2008 and 2007 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Management Discussion and Analysis of Financial Condition And Results of Operations	14

Part II

Exhibits	21
EX 31.1
EX 31.2
EX 32.1

MEDIFAST, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,091,000	$2,195,000
Accounts receivable-net of allowance for doubtful accounts of $100,000	482,000	493,000
Inventory	11,755,000	9,181,000
Investment securities	1,139,000	1,439,000
Deferred compensation	687,000	814,000
Prepaid expenses and other current assets	2,884,000	2,727,000
Prepaid income tax	757,000	-
Note receivable - current	180,000	180,000
Deferred tax asset	100,000	100,000
Total Current Assets	20,075,000	17,129,000

Property, plant and equipment - net	20,969,000	17,031,000
Trademarks and intangibles - net	5,972,000	7,356,000
Deferred tax asset, net of current portion	897,000	897,000
Note receivable, net of current portion	1,113,000	1,212,000
Other assets	350,000	99,000

TOTAL ASSETS	$49,376,000	$43,724,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,592,000	$4,279,000
Income taxes payable	-	592,000
Line of credit	3,131,000	1,599,000
Current maturities of long-term debt	257,000	264,000
Total Current liabilities	7,980,000	6,734,000

Long-term debt, net of current liabilities	4,377,000	4,570,000
Total liabilities	12,357,000	11,304,000
Stockholders' equity:

Common stock; par value $.001 per share; 20,000,000 authorized; 14,332,210 and 13,709,098 shares issued and outstanding, respectively	14,000	14,000
Additional paid-in capital	29,870,000	26,953,000
Accumulated other comprehensive income (loss)	(209,000)	321,000
Retained earnings	14,304,000	9,818,000
	43,979,000	37,106,000
Less: cost of 286,478 and 270,534 shares of common stock in treasury, respectively	(2,013,000)	(1,971,000)
Less: unearned compensation	(4,947,000)	(2,715,000)
Total Stockholders' Equity	37,019,000	32,420,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,376,000	$43,724,000

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$27,281,000	$21,846,000	$79,987,000	$63,975,000
Cost of sales	6,522,000	5,523,000	19,299,000	15,944,000
Gross Profit	20,759,000	16,323,000	60,688,000	48,031,000

Selling, general, and administration	18,363,000	14,766,000	53,820,000	43,116,000

Income from operations	2,396,000	1,557,000	6,868,000	4,915,000

Other income/(expense)
Interest expense, net	(50,000)	(159,000)	(159,000)	(284,000)
Other income/(expense)	5,000	2,000	(1,000)	90,000
	(45,000)	(157,000)	(160,000)	(194,000)

Income before provision for income taxes	2,351,000	1,400,000	6,708,000	4,721,000
Provision for income tax (expense)	(802,000)	(446,000)	(2,222,000)	(1,486,000)

Net income	$1,549,000	$954,000	$4,486,000	$3,235,000

Basic earnings per share	$0.12	$0.07	$0.34	$0.25
Diluted earnings per share	$0.11	$0.07	$0.32	$0.24

Weighted average shares outstanding -
Basic	13,179,527	12,982,730	13,139,520	12,939,562
Diluted	14,178,031	13,683,809	14,138,024	13,640,641

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$4,486,000	$3,235,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	3,417,000	2,536,000
Realized loss on investment securities	307,000	43,000
Common stock issued for services	116,000	21,000
Stock options vested during period	-	77,000
Stock options cancelled during period	(77,000)	-
Excess tax benefits from share-based payment arrangements	-	(30,000)
Vesting of unearned compensation	574,000	492,000
Net change in other comprehensive (loss) income	(530,000)	33,000
Deferred income taxes	-	(291,000)

Changes in assets and liabilities:
Decrease in accounts receivable	8,000	23,000
(Increase) in inventory	(2,574,000)	(216,000)
(Increase) in prepaid expenses & other current assets	(157,000)	(609,000)
(Increase) decrease in deferred compensation	126,000	(157,000)
(Increase) in prepaid taxes	(757,000)	-
(Increase) in other assets	(251,000)	(37,000)
(Decrease) increase in accounts payable and accrued expenses	313,000	(108,000)
(Decrease) in income taxes payable	(592,000)	(434,000)
Net cash provided by operating activities	4,409,000	4,578,000

Cash Flow from Investing Activities:
(Purchase) sale of investment securities, net	(4,000)	30,000
(Purchase) of property and equipment	(5,970,000)	(3,551,000)
(Purchase) of intangible assets	-	(844,000)
Net cash (used in) investing activities	(5,974,000)	(4,365,000)

Cash Flow from Financing Activities:
Issuance of common stock, options and warrants	30,000	216,000
(Repayment) of long-term debt, net	(200,000)	(138,000)
Increase in line of credit	1,532,000	900,000
Decrease in note receivable	99,000	105,000
Excess tax benefits from share-based payment arrangements	-	30,000
(Purchase) of treasury stock	-	(309,000)
Net cash provided by financing activities	1,461,000	804,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(104,000)	1,017,000

Cash and cash equivalents - beginning of the period	2,195,000	1,085,000

Cash and cash equivalents - end of period	$2,091,000	$2,102,000

Supplemental disclosure of cash flow information:
Interest paid	$159,000	$313,000
Income taxes	$3,661,000	$1,435,000

Supplemental disclosure of non cash activity:
Common stock issued to Directors over 6-year vesting period	$574,000	$-
Options vested during period	$-	$77,000
Options cancelled during period	$(77,000)	$-
Common stock issued for services	$116,000	$21,000
Common shares issued for options or warrants	$42,000	$-
Line of credit converted to long-term debt	$-	$2,156,000

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
General

1.	Basis of Presentation

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years The implementation of this standard will not have a material impact on Consolidated Financial Statements.

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

	As of September 30, 2008		As of December 31, 2007

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$8,332,000	$4,272,000	$8,332,000	$3,065,000
Trademarks, patents, and copyrights
finite life	1,628,000	625,000	1,626,000	446,000
infinite life	909,000	-	909,000	-
Total	$10,869,000	$4,897,000	$10,867,000	$3,511,000

Amortization expense for the nine months ended September 30, 2008 and 2007 was as follows:

	2008	2007
Customer lists	$1,207,000	$791,000
Trademarks and patents	179,000	178,000

Total Trademarks and Intangibles	$1,386,000	$969,000

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

Fair Value Measurements on a Recurring Basis as of September 30, 2008

Assets	Level I	Level II	Level III	Total

Investment securities	$1,139,000	-	-	$1,139,000
Cash equivalents	2,091,000	-	-	2,091,000
Total Assets	$3,230,000	$-	$-	$3,230,000
Liabilities	-	-	-	-
Total Liabilities	$-	$-	$-	$-

13.	Share Based Payments

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

The Medifast Board of Directors on July 24, 2008 approved restricted common stock grants to key executives and Board members with a 5 year vesting period, beginning on the grant date. Key executives were granted 425,000 shares of restricted common stock to retain their services over the next five years, reward their efforts in the participation of the successful succession and transition of the company operations to the new senior management team, and incentivize continued sales and profit growth in accordance with targets set by the Board of Directors. Tenured Board members that successfully implemented the Senior Management Succession Plan over the last four years through advice, counsel, and mentorship were awarded 55,000 shares of restricted common stock.

Unearned compensation represents shares issued to executives that will be vested over a 5-6 year period. These shares will be amortized over the vesting period in accordance with FASB 123(R). The expense related to the vesting of unearned compensation was $587,000 and $570,000 at September 30, 2008 and September 30, 2007, respectively. Expense related to vesting of options under FASB 123R was $0 and $77,000 at September 30, 2008 and September 30, 2007, respectively.

The following summarizes the stock option activity for the Nine Months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)

Outstanding, December 31, 2007	291,300	4.19
Options granted
Options reinstated
Options exercised	(28,334)	0.50
Options forfeited or expired	(119,632)	6.39

Outstanding September 30, 2008	143,334	3.02	1.84
Options exercisable, September 30, 2008	143,334	3.02	1.84

Options available for grant at September 30, 2008	1,079,166

14.     Reclassifications

Certain amounts for the quarter ended September 30, 2007 have been reclassified to conform to the presentation of the September 30, 2008 amounts. The reclassifications have no effect on net income for the quarters ended September 30, 2008 and 2007.

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

The following tables present segment information for the nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$24,945,000	$2,336,000		$27,281,000
Cost of Sales	6,031,000	491,000		6,522,000
Other Selling, General and Adminstrative Expenses	15,090,000	2,097,000		17,187,000
Depreciation and Amortization	927,000	249,000		1,176,000
Interest (net)	9,000	36,000		45,000
Provision for income taxes	802,000	-		802,000
Net income (loss)	$2,086,000	$(537,000)		$1,549,000

Segment Assets	$33,498,000	$15,879,000		$49,377,000

	Three Months Ended September 30, 2007
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$20,580,000	$1,266,000		$21,846,000
Cost of Sales	5,300,000	223,000		5,523,000
Other Selling, General and Adminstrative Expenses	12,712,000	1,173,000		13,885,000
Depreciation and Amortization	579,000	302,000		881,000
Interest (net)	30,000	127,000		157,000
Provision for income taxes	446,000	-		446,000
Net income (loss)	$1,513,000	$(559,000)		$954,000

Segment Assets	$21,917,000	$18,756,000		$40,673,000

	Nine Months Ended September 30, 2008
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$73,928,000	$6,059,000		$79,987,000
Cost of Sales	18,055,000	1,244,000		19,299,000
Other Selling, General and Adminstrative Expenses	44,852,000	5,551,000		50,403,000
Depreciation and Amortization	2,684,000	733,000		3,417,000
Interest (net)	22,000	138,000		160,000
Provision for income taxes	2,222,000	-		2,222,000
Net income (loss)	$6,093,000	$(1,607,000)		$4,486,000

Segment Assets	$33,498,000	$15,879,000		$49,377,000

	Nine Months Ended September 30, 2007
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$60,916,000	$3,059,000		$63,975,000
Cost of Sales	15,544,000	400,000		15,944,000
Other Selling, General and Adminstrative Expenses	36,832,000	3,657,000		40,489,000
Depreciation and Amortization	2,060,000	476,000		2,536,000
Interest (net)	79,000	206,000		285,000
Provision for income taxes	1,486,000	-		1,486,000
Net income (loss)	$4,915,000	$(1,680,000)		$3,235,000

Segment Assets	$21,917,000	$18,756,000		$40,673,000

16.	Subsequent Events

Leonard Z. Sotomeyer, on December 30, 2003, filed an action in the Supreme Court of the State of New York, County of New York, against his former business partner, David Scheffler, and T-1 Holdings, LLC, and included Medifast, Inc., formerly Heathrite, Inc., as a Defendant, Case 604076-03, seeking monetary damages for failure of his former business partner to compensate him under several consulting agreements with Medifast, Inc. made with H-T Capital, Inc. and derivatively on behalf of T-1Holdings, LLC. All parties, including Medifast, Inc. recently reached a global settlement including dismissal of the litigation with prejudice and general releases. On October 17, 2008, Medifast agreed to pay legal fees in the amount of $130,000 in cash, and 14,286 shares of Medifast treasury stock valued at $70,000 to settle the case. Mr. Sotomayor also received 29,647 Medifast, Inc. warrants with a strike price of $4.80 a share from Mr. David Scheffler. The Board of Directors approved a settlement that was considered significantly less costly than the future litigation costs for defense. Medifast vehemently denied the alleged charges in the complaint and had fortuitous defenses that it believes would have prevailed in a trial. The total impact of the settlement to Medifast, Inc. will be a one time charge to earnings of approximately $200,000 in the fourth quarter of 2008.

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

General

Nine Months Ended September 30, 2008 and September 30, 2007

Revenue: Revenue increased to $80 million for the first nine months of 2008 compared to $64 million for the first nine months of 2007, an increase of $16 million or 25%. The direct marketing sales channel accounted for 45% of total revenue, Take Shape for Life 44%, brick and mortar clinics 8%, and doctors 3%. As compared to the first nine months of 2007, the direct marketing sales channel, which is fueled primarily by consumer advertising, decreased revenues by approximately 2% year-over year, however, the advertising dollars spent to achieve nearly the same amount of sales were 3% less than the first nine months of 2007 as the Company continues to focus on more effective advertising spend. Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by 77% compared to the first nine months of 2007. The Medifast Weight Control Centers increased sales by 66% due to the opening of new clinics, and wholesale doctor’s sales decreased by 25% due to certain doctors transitioning to the professional division of Take Shape for Life.

The Take Shape for Life division grew 77% year-over-year. This growth can largely be attributed to the tools and training that led to an increase in the ability of the division to both promote growth in recruiting of health coaches, as well as better supporting this growth as it occurs. This continued investment proved to be a large part of the current growth trends in Take Shape for Life sales, as well as the number of active health coaches. The growth in this segment correlates directly to the increase in health coaches, which began to accelerate following our National Convention in July 2007. The number of active health coaches grew 94% to 3,200 at the end of the third quarter of 2008 as compared to 1,650 for the same time period in 2007, and up from 2,800 at the end of the second quarter of 2008. The Company recently completed our 2008 National Convention in Orlando, FL on July 26th, 2008 where approximately 750 health coaches participated, an increase of nearly 88% from prior year. The individuals that attended the event attended workshops and heard lectures by accredited individuals in the areas of recruiting, product and nutrition knowledge, and business skills.

The Medifast Weight Control Centers, which represent approximately 8% of the Company’s overall revenues, are currently operating in twenty locations in Dallas, Houston, and Orlando. In the first nine months of 2008, the Company experienced revenue growth of 66% versus the same time period last year. The average monthly revenue per clinic also witnessed growth of 11%, averaging $40,000 per clinic in the first nine month of 2008 as compared to $36,000 in the first nine months of 2007. In the expanding Dallas, TX market, the average monthly revenue per clinic is approximately $50,000. In the estimated $40 billion weight loss and health living industry, the brick and mortar clinic model has always made up a significant portion of overall sales. The recent growth in the Medifast Weight Control Centers has proven that the model is in high demand from a select portion of the weight loss consumers. Throughout 2007, the Company invested in the infrastructure of its clinic model. The major aspects of the investment in this division included an expanded executive team, the creation of a point of sale system, a robust customer data tracking system, and finalizing the franchise opportunity documentation. During the first nine months of 2008, the Company opened eight additional corporately owned clinics in the Houston, TX market and two additional centers in the Dallas, TX market. The Company plans on opening two additional corporately owned clinics in the Houston market by the end of 2008.

On February 18, 2008, the Company announced that it has sold its first franchise of Medifast Weight Control Centers. The Company sold the rights to open four clinics in the Greater Baltimore Metropolitan Area. The franchisee also has the rights to open four additional Medifast Weight Control Centers in the Baltimore area over the next two years, bringing the total to eight locations. On June 3, 2008 the Company announced that it sold the rights to open four Medifast Weight Control Centers in Southern California and three Medifast Weight Control Centers in Central California to two different local business operators. On October 8, 2008, the Company announced the opening of its first franchise clinic in the Baltimore, MD area as well as plans for four additional franchisees to be open by the end of the year.

Overall, selling, general and administrative expenses increased by $10.7 million as compared to the first nine months of 2007. Take Shape for Life commission expense, which is completely variable based upon revenue, increased by approximately $7.3 million as the Company showed sales growth of 77% as compared to the first nine months of 2007. Salaries and benefits increased by approximately $1.4 million in the first nine months of 2008. The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers in the second half of 2007 which have greatly impacted the revenue growth in the first nine months of 2008. Additional personnel were hired in the call center during the first and second quarters of 2008 as the Company brought the outsourced Take Shape for Life call center in-house early in the second quarter of 2008. Advertising expense for the first nine months of 2008 was approximately $14.7 million compared to approximately $15.1 million for the same period last year, a decrease of $400,000. Going forward, savings will be realized on communication expense as a result of bringing the call center in-house. The opening of eight new corporately owned clinics in the Houston, TX market and two in the Dallas, TX market also required the hiring of additional center managers and support staff. Communication expense decreased by $200,000 as a result of the Take Shape for Life call center moving in-house during the second quarter of 2008. Other expenses increased by $1.8 million which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes. Operating expenses increased by $650,000 which primarily resulted from additional printing expense for our direct to consumer postcard mailings as well as maintenance, repairs, and supplies for our manufacturing and distribution facilities. Stock compensation expense increased by $129,000 as additional restricted shares were issued to key executives and Board members in the 3rd quarter of 2008 that will be vesting over a five year term.

Costs and Expenses: Cost of revenue increased $3.3 million to $19.3 million in the first nine months of 2008 from $16 million for the first nine months of 2007. As a percentage of sales, gross margin increased to 75.9% from 75.1% for the first nine months of 2008. The margin improved due to efficiencies gained from new machinery purchases in prior year, new shipping rules that resulted in additional shipping revenue from customers netting against shipping expense, as well as a price increase on July 1, 2008.

Income taxes: For the first nine months of 2008 the Company recorded $2.2 million in income tax expense, which represents an annual effective rate of 33.1%. For the first nine months of 2007, we recorded income tax expense of $1.5 million which reflected an estimated annual effective tax rate of 31.5%. The Company anticipates a tax rate of approximately 32-34% in 2008.

Net income: Net income was $4.5 million for the first nine months of 2008 as compared to $3.2 million for the first nine months of 2007, an increase of 41%. The improved profitability during the first nine months of 2008 is due to sales growth in the Take Shape for Life division and Medifast Weight Control Centers as well as improved advertising effectiveness in the Medifast Direct Marketing sales channel, and gross margin improvement.

Three Months Ended September 30, 2008 and September 30, 2007

Revenue: Revenue increased to $27.3 million in the third quarter of 2008 compared to $21.8 million in the second quarter of 2007, an increase of $5.5 million or 25%. The Take Shape for Life sales channel accounted for 50% of total revenue, direct marketing channel accounted for 39%, brick and mortar clinics 8%, and doctors 3%. Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by 99% compared to the third quarter of 2007. As compared to the third quarter of 2007, the direct marketing sales channel, which is fueled primarily by consumer advertising, decreased revenues by approximately 15% year-over year, however, the advertising dollars spent were 16% less than the third quarter of 2007 as the Company continues to focus on more effective advertising spend. The Medifast Weight Control Centers increased sales by 77% due to the opening of new clinics, and doctor’s sales decreased by 25% due to certain doctors transitioning to the professional division of Take Shape for Life.
.
The Take Shape for Life division grew 99% year-over-year. This growth can largely be attributed to the tools and training that led to an increase in the ability of the division to both promote growth in recruiting of health coaches, as well as better supporting this growth as it occurs. This continued investment proved to be a large part of the current growth trends in Take Shape for Life sales, as well as the number of active health coaches. The growth in this segment correlates directly to the increase in health coaches, which began to accelerate following our National Convention in July 2007. The number of active health coaches grew 94% to 3,200 at the end of the third quarter of 2008 as compared to 1,650 for the same time period in 2007, and up from 2,800 at the end of the second quarter of 2008. The Company recently completed our 2008 National Convention in Orlando, FL on July 26th, 2008 where approximately 750 health coaches participated, an increase of nearly 88% from prior year. The individuals that attended the event attended workshops and heard lectures by accredited individuals in the areas of recruiting, product and nutrition knowledge, and business skills.

The Medifast Weight Control Centers, which represent approximately 8% of the Company’s overall revenues, are currently operating in twenty locations in Dallas, Houston, and Orlando. In the third quarter of 2008, the Company experienced revenue growth of 77% versus the same time period last year. In the expanding Dallas, TX market, the average monthly revenue per clinic is approximately $51,000. During the third quarter of 2008, the Company opened three additional corporately owned clinics in the Houston, TX market. The Company plans on opening two additional corporately owned clinics in the Houston market by the end of 2008.

Overall, selling, general and administrative expenses increased by $3.6 million as compared to the third quarter of 2007. Take Shape for Life commission expense, which is completely variable based upon revenue, increased by approximately $2,800,000 as the Company showed sales growth of 99% as compared to the third quarter of 2007.. Salaries and benefits increased by approximately $500,000 in the third quarter of 2008 as compared to last year. The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers in the second half of 2007 which have greatly impacted the revenue growth in the first nine months of 2008. Additional personnel were hired in the call center during the first and second quarter of 2008 as the Company brought the outsourced Take Shape for Life call center in-house early in the second quarter of 2008. The opening of eight new corporately owned clinics in the Houston, TX market and two in the Dallas, TX market also required the hiring of additional center managers and support staff. Advertising expense for the third quarter of 2008 was approximately $4.3 million compared to approximately $5.1 million for the same period last year, a decrease of $800,000 or 16%. Communication expense, decreased by $50,000 as the outsourced Take Shape for Life call center was brought in-house early in the second quarter of 2008. Other expenses increased by $650,000 which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes. Operating expenses increased by $250,000 which primarily resulted from additional printing expense for our direct to consumer postcard mailings as well as maintenance, repairs, and supplies for our manufacturing and distribution facilities. Stock compensation expense increased by $129,000 as additional restricted shares were issued to key executives and Board members in the 3rd quarter of 2008 that will be vesting over a five year term.

Costs and Expenses: Cost of revenue increased $1 million to $6.5 million in the third quarter of 2008 from $5.5 million in the third quarter of 2007. As a percentage of sales, gross margin increased to 76.1% from 74.7% in the third quarter of 2007. The margin improved due to efficiencies gained from new machinery purchases in prior year, new shipping rules that resulted in additional shipping revenue from customers netting against shipping expense, as well as a price increase on July 1, 2008.

Income taxes: In the third quarter of 2008, the Company recorded $802,000 in income tax expense, which represents an annual effective rate of 34.1%. In the third quarter of 2007, we recorded income tax expense of $446,000 which reflected an estimated annual effective tax rate of 32%. The Company anticipates a tax rate of approximately 32-34% in 2008.

Net income: Net income was $1.5 million in the third quarter of 2008 as compared to $954,000 in the third quarter of 2007, an increase of 62%. The improved profitability in the third quarter of 2008 is due to sales growth in the Take Shape for Life division and Medifast Weight Control Centers as well as improved advertising effectiveness in the Medifast Direct Marketing sales channel, and gross margin improvement.

SEGMENT RESULTS OF OPERATIONS

Net Sales by Segment for the Three Months Ended Sept. 30,

	2008		2007
Segments	Sales	% of Total	Sales	% of Total

Medifast	$24,945,000	91%	$20,580,000	94%
All Other	2,336,000	9%	1,266,000	6%
Total Sales	$27,281,000	100%	$21,846,000	100%

Net Sales by Segment for the Nine Months Ended Sept. 30,

	2008		2007
Segments	Sales	% of Total	Sales	% of Total

Medifast	$73,928,000	92%	$60,916,000	95%
All Other	6,059,000	8%	3,059,000	5%
Total Sales	$79,987,000	100%	$63,975,000	100%

Three Months Ended September 30, 2008 and September 30, 2007

Medifast Segment: The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors. As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the three months ended September 30, 2008 and 2007 above.

All Other Segment: The All Other reporting segment consists of the sales of Hi-Energy and Medifast Weight Control Centers. Sales increased by $1,070,000 year-over year for the three month period ended September 30th. Sales increased in the Hi-Energy and Medifast Weight Control Centers sales due to the opening of ten new centers in the first nine months of 2008, including three centers opened in Houston, TX during the third quarter. In addition, the Dallas market continues to mature with the average clinic generating $51,000 per month in sales. The Company is continuing to focus on improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics, and improved efficiencies in operation of the clinics with a new point of sale software system. The Company now has twenty corporately owned clinics, compared to ten clinics in operation at the end of the third quarter of 2007.

Nine Months Ended September 30, 2008 and September 30, 2007

Medifast Segment: The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors. As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the nine months ended September 30, 2008 and 2007 above.

All Other Segment: The All Other reporting segment consists of the sales of Hi-Energy and Medifast Weight Control Centers. Sales increased by $3,000,000 year-over year for the nine-month period ended September 30, 2008. Sales increased in the Hi-Energy and Medifast Weight Control Centers sales due to the opening of ten new centers in the first nine months of 2008, including eight centers in Houston, TX and two centers in Dallas, TX. The Dallas, TX market continues to mature with the average clinic generating $51,000 per month in sales. The Company is continuing to focus on improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics, and improved efficiencies in operation of the clinics with a new point of sale software system. The Company now has twenty corporately owned clinics, compared to ten clinics in operation at the end of the third quarter of 2007.

Net Profit by Segment for the Three Months Ended Sept. 30,

	2008		2007
Segments	Profit	% of Total	Profit	% of Total

Medifast	$2,086,000	135%	$1,513,000	159%
All Other	(537,000)	-35%	(559,000)	-59%
Total Net Profit	$1,549,000	100%	$954,000	100%

Net Profit by Segment for the Nine Months Ended Sept. 30,

	2008		2007
Segments	Profit	% of Total	Profit	% of Total

Medifast	$6,093,000	136%	$4,915,000	152%
All Other	(1,607,000)	-36%	(1,680,000)	-52%
Total Net Profit	$4,486,000	100%	$3,235,000	100%

Three Months Ended September 30, 2008 and September 30, 2007

Medifast Segment: The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors. As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the three months ended September 30, 2008 and 2007 above. See footnote 15, “Business Segments” for a detailed breakout of expenses.

All Other Segment: The All Other reporting segment consists of the profit or loss of Hi-Energy and Medifast Weight Control Centers, and corporate expenses related to the parent company operations. Year-over-year, the loss in the All Other segment decreased by $22,000. The Hi-Energy and Medifast Weight Control Centers showed an increase in net profitability year-over-year of $237,000. The increase in profitability was due to opening of ten new centers in the first nine months of 2008, including three centers in the Houston, TX market during the third quarter of 2008. The increase in the total number of clinics to twenty led to additional sales and profitability. Medifast Corporate expenses increased by $215,000 year-over-year. Corporate expenses include items such as auditors’ fees, attorney’s fees, Board of Director expenses, investor relations, corporate consulting, and corporate outings. See footnote 15, “Business Segments” for a detailed breakout of expenses.

Nine Months Ended September 30, 2008 and September 30, 2007

Medifast Segment: The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors. As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the three months ended September 30, 2008 and 2007 above. See footnote 15, “Business Segments” for a detailed breakout of expenses.

All Other Segment: The All Other reporting segment consists of the profit or loss of Hi-Energy and Medifast Weight Control Centers, and corporate expenses related to the parent company operations. Year-over-year, the loss in the All Other segment decreased by $73,000. The Hi-Energy and Medifast Weight Control Centers showed an increase in net profitability year-over-year of $434,000. The increase in profitability was due to opening of ten new centers in the first nine months of 2008, including three centers in the Houston, TX market during the third quarter of 2008. The increase in the total number of clinics to twenty led to additional sales and profitability. Medifast Corporate expenses increased by $361,000 year-over-year. Corporate expenses include items such as auditors’ fees, attorney’s fees, Board of Director expenses, investor relations, corporate consulting, and corporate outings. See footnote 15, “Business Segments” for a detailed breakout of expenses.

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

Inflation

Inflation generally affects us by increasing the costs of labor, overhead, and raw material and packaging costs. The impact of inflation on our financial position and results of operations was minimal during the third quarter of 2007, however in 2008 the Company is continuing to be negatively impacted by increasing raw material costs.

Item 5. Other Information

Litigation:
Leonard Z. Sotomeyer, on December 30, 2003, filed an action in the Supreme Court of the State of New York, County of New York, against his former business partner, David Scheffler, and T-1 Holdings, LLC, and included Medifast, Inc., formerly Heathrite, Inc., as a Defendant, Case 604076-03, seeking monetary damages for failure of his former business partner to compensate him under several consulting agreements with Medifast, Inc. made with H-T Capital, Inc. and derivatively on behalf of T-1Holdings, LLC. All parties, including Medifast, Inc. recently reached a global settlement including dismissal of the litigation with prejudice and general releases. On October 17, 2008, Medifast agreed to pay legal fees in the amount of $130,000 in cash, and 14,286 shares of Medifast treasury stock valued at $70,000 to settle the case. Mr. Sotomayor also received 29,647 Medifast, Inc. warrants with a strike price of $4.80 a share from Mr. David Scheffler. The Board of Directors approved a settlement that was considered significantly less costly than the future litigation costs for defense. Medifast vehemently denied the alleged charges in the complaint and had fortuitous defenses that it believes would have prevailed in a trial. The total impact of the settlement to Medifast, Inc. will be a one time charge to earnings of approximately $200,000 in the fourth quarter of 2008.

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

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Medifast, Inc.

BY:	/S/ MICHAEL S. MCDEVITT	November 10, 2008
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