Form 10-K
period 2008-12-31
MEDIFAST INC
filed 2009-03-16
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2008, based upon the closing price of $5.26 per share on the New York Stock Exchange on that date, was $64,000,000.

As of March 13, 2009, the Registrant had 14,585,960 shares of Common Stock outstanding.

Table of Contents

PART I

ITEM 1. BUSINESS.

SUMMARY

Medifast, Inc. (the "Company” or “Medifast”) is a Delaware corporation, incorporated in 1993. The Company’s operations are primarily conducted through five of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc. ("Jason"), Take Shape for Life, Inc. (“TSFL”), Jason Enterprises, Inc., Jason Properties, LLC and Seven Crondall, LLC.  The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products.  Medifast, Inc.’s product lines include weight and disease management, meal replacement, and vitamins primarily manufactured in its modern, FDA approved facility in Owings Mills, Maryland.

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

The Centers for Disease Control and Prevention show that obesity is not only affects adults, but children and adolescents as well. According to the CDC, the obesity prevalence in children and adolescents has tripled since 1976.  Overweight and obesity in children and adolescents increases the risk of health problems such as high blood pressure, high cholesterol and Type 2 Diabetes.

Type 2 Diabetes is expected to increase by 165% between 2000 and 2050 according to a study “Projection of diabetes burden through 2050: impact of change demography and disease prevalence in the U.S.”, published 2001 in Diabetes Care.  In addition, a study published by the CDC in October 2007 shows how children are now being affected by Type 2 diabetes. Obese children suffering from Type 2 diabetes are at increased risk of suffering significant morbidities in the form of amputations, kidney problems, and blindness.

Obesity is defined as a Body Mass Index (BMI) of 30 kg/m2 or greater, whereas overweight is defined as a BMI ranging between 25 and 30 kg/m2. According to a recent study conducted by the Centers for Disease Control and Prevention in 2006, only four (4) states in the U.S.A. had a prevalence of obesity less than twenty percent (20%). Twenty–two states showed a prevalence equal to or greater than twenty-five percent (25%), and two of those states had a prevalence of obesity equal to or greater than thirty percent (30%).

The primary obesity causing factors are preventable and well known in the United States. These factors are unhealthy diet and physical inactivity. It’s estimated that poor nutrition and physical inactivity account for more than 300,000 premature deaths per year in the U.S.  According to the United States Department of Health and Human Services, only 25% of adults and less than 25% of teenagers include the suggested 5 or more servings of vegetables and fruits in their daily meal. More than half of American adults fail to engage in the suggested amount of physical activity, and more than 1/3 of young Americans do not engage in regular vigorous physical activity at all.

The United States Department of Human and Health Services states that Americans spend $117 billion in costs associated with overweight and obesity. Direct medical and healthcare costs total $93 billion.  The U.S. weight loss market is estimated to be a $55 billion/ year industry. This includes consumer spending on diet foods, health clubs, commercial weight loss centers, low-calorie prepared foods, medically supervised and commercial weight loss programs, diet books, appetite suppressants, artificial sweeteners, diet sodas, videos and cassettes, children’s weight loss camps and more.

Distribution Channels

Medifast Direct – In the direct to consumer channel, customers order Medifast product directly through the Company’s website, www.choosemedifast.com, or our in-house call center.  The product is shipped directly to the customer’s house. Customers have access to support from qualified nutritional practitioners and customer care representatives via telephone, e-mail and online chats.  Medifast Direct offers a robust online web community and library for support, information and meal planning for weight loss and weight maintenance. This business is driven by an aggressive multi-media customer acquisition strategy that includes print, television, radio, direct mail and web advertising as well as public relations initiatives.  The Medifast Direct division focuses on targeted marketing initiatives and providing customer support through its in-house call center and nutrition support teams to better serve its clients.  In addition, Medifast also continued to promote its use of leading web technology featuring customized meal planning and community components.

Take Shape for Life™ - Take Shape for Life is a physician led network of independent health coaches who are trained to provide coaching and support to clients on Medifast programs.  Health coaches are conduits to give clients the strategies and skills to successfully reach a healthy weight and then provide a road map to empower the individual to take control of their health.  Take Shape for Life offers the exclusive BeSlimTM philosophy, which encourages long-term weight maintenance.  Take Shape for Life also moves beyond the scope of weight loss to show customers how to achieve optimal health through the balance of body, mind, and finances. Take Shape for Life uses the high quality, medically validated products of Medifast as the platform to launch integrity based lifelong health optimization program.

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

Take Shape for Life is a member of the Direct Selling Association (DSA), a national trade association representing over 200 direct selling companies doing business in the United States.  To become a member of the DSA Take Shape for Life, like other active DSA member companies, underwent a comprehensive and rigorous one-year company review by DSA legal staff that included a detailed analysis of its company business plan materials.  This review is designed to ensure that a company’s business practices do not contravene DSA’s Code of Ethics.  Compliance with the requirements of the Code of Ethics is paramount to become and remain a member in good standing of DSA.  Accordingly, Membership in DSA by Take Shape for Life demonstrates its commitment to the highest standards of ethics and a pledge not to engage in any deceptive, unlawful, or unethical business practices.   Among those Code of Ethics proscriptions are pyramid schemes or endless chain schemes as defined by federal, state, or local laws.  Moreover, Take Shape for Life, like other DSA member companies in good standing, has pledged to provide consumers with accurate and truthful information regarding the price, grade, quality, and performance of the products Take Shape for Life markets.

Medifast Weight Control Centers –  The Medifast Weight Control Center is the brick and mortar clinic channel of Medifast located in Texas and Florida.   In 2008, the Company opened ten new Medifast Weight Control Centers and had a total of twenty locations in operation at year-end. The centers offer a supervised model and a nationally advertised brand which encourages walk-ins and referrals from other Medifast business channels.  In addition to offering a comprehensive Medifast program, the clinics offer customized patient counseling programs, and the Inbody TM composition analysis.

In 2008, the Company began offering the clinic model as a franchise opportunity.  On February 18, 2008, the Company announced that it has sold its first franchise of Medifast Weight Control Centers.  The Company sold the rights to open four clinics in the Greater Baltimore Metropolitan Area.  The franchisee also has the rights to open four additional Medifast Weight Control Centers in the Baltimore area over the next two years, bringing the total to eight locations.   On June 3, 2008 the Company announced that it sold the rights to open four Medifast Weight Control Centers in Southern California and three Medifast Weight Control Centers in Central California to two different local business operators.  On October 8, 2008, the Company announced the opening of its first franchise clinic in the Baltimore, MD area. In December 2008, three Medifast Weight Control Center franchise locations opened in Southern California and one location opened in Central California.  At December 31, 2008, five franchise locations were operating.

The Company continues to support its controlled label licensee model, Hi-Energy, by providing marketing materials, ads, on-site trainings, fitness programs, nutritional programs and clinical operation materials and forms.

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

THE MEDIFAST® BRAND

Medifast enriches lives by providing innovative choices for lasting health through products and programs.  Medifast is physician recommended and clinically proven offering programs for weight management, weight maintenance and long term health through multiple channels of distribution.  Medifast products are high quality, portion controlled meal replacement foods.  In recent years, Medifast’s core products and programs have continued to expand over a wellness spectrum to include health management products such as those specially formulated for people with diabetes as well as products for women’s health, joint health and coronary health.

While all Medifast products are suitable for individuals with type 2 diabetes, Medifast also has a line of products specially designed to meet the needs of people with diabetes – Medifast Plus for Diabetics. Medifast Plus for Diabetics products consist of three delicious, patented shakes that have been certified ‘low glycemic’ by the Glycemic Research Institute.

Over 40 Medifast products qualify for the FDA’s heart healthy claim, “May Reduce the Risk of Heart Disease.”  In order to make this claim, a product must contain at least 6.25 grams of soy protein per serving and be low in fat, saturated fat, sodium, and cholesterol.  Unlike popular fad diets and herbal supplements, Medifast products are a safe, nutritionally balanced choice, offering gender specific formulas containing high protein and low carbohydrates, a soy protein source rather than animal protein source, and vitamin and mineral fortification.  It is very difficult to meet the minimum recommended nutritional requirements on a low-calorie diet, but a dieter can easily meet these requirements using the nutrient dense Medifast brand of meal replacement food supplements.

Portion controlled, meal replacement weight management programs are continuing to gain popularity, as consumers search for a safe and effective solution that provides balanced nutrition, quick weight loss and valuable behavior modification education.  In addition, consumers are becoming more aware of chronic diseases such as diabetes and coronary health.

Clinical Research Overview

Medifast uses both clinical research studies and retrospective analysis data from its Medifast clinics as the basis of its claim, “clinically proven.” The following abstracts include both peer-reviewed research (consisting of prospective controlled clinical trials and retrospective studies) and in-house clinical data (studies 7 & 8).

Study 1
Reference
Haddock CK, Poston WSC, Foreyt JP, DiBartolomeo JJ. “Effectiveness of Medifast supplements combined with obesity pharmacotheraphy: A clinical program evaluation.” Eating and Weight Disorders. 13:95-101; 2008.

Purpose
To evaluate the long-term impact of Medifast meal-replacement supplements (MMRS) combined with appetite-suppressant medication (ASM) among participants who received 52 weeks of treatment as part of a medically supervised weight-control program.

Results
Participants who completed 52 weeks of treatment experienced substantial weight losses at 12 (-9.4 + 5.7kg), 24 (-12.0 + 8.1kg), and 52 weeks (12.4 + 9.2kg), and all measures were significantly different from baseline weight (p<0.001 for all contrasts) for both true completers (n=324) and for ITT analysis (n=1,351). Fifty percent of patients remained in the program at 24 weeks and nearly 25% were still participating at one year. Results were better than those typically reported for obesity pharmacotherapy in both short- and long-term studies, and also better than those reported for partial meal-replacement programs.

This study was published in the June 2008 issue of Eating and Weight Disorders. Results of this study were presented at the American Society of Bariatric Physicians’ annual meeting in May 2007.

Study 2
Reference
Davis LM, Coleman CD, Andersen WS, Cheskin LJ. “The effect of metabolism-boosting beverages on 24-hr energy expenditure.” The Open Nutrition Journal. 2:37-41; 2008.

Purpose
To test the effect of thermogenic meal-replacement beverages (TMRB) containing 90 mg of EGCG and 100 mg of caffeine on resting energy expenditure (REE). Thirty adults (19 women, 11 men) were stratified into 3 groups: lean (n=10, BMI 21.5 + 2.1); overweight/obese (OW) (n=10, BMI 29.8 + 2.7); or weight maintainers (WM) (n=10, BMI 28.8 + 4.0). Following an overnight fast, baseline measurements, including REE via indirect calorimetry, were performed. REE was repeated at 30, 60, 90, and 120 minutes after consuming a TMRB. Appetite was assessed via visual analogue scale at baseline, 30 minutes, and 120 minutes after consuming the TMRB.

Results
Mean 24-hour REE was increased 5.9 + 2.5% overall (p=0.000), 5.7 + 3.1% among lean subjects (p=0.0002), 5.3 + 1.4% among OW subjects (p=0.000), and 6.8 + 2.7% among WM subjects (p=0.0007). Appetite was significantly reduced 30 minutes after consuming the TMRB (p=0.0002). TMRBs appear to be a promising weight-control tool.

This study was presented as a poster session at Experimental Biology, 2008.

Study 3
Reference
Cheskin LJ, et al. “Efficacy of meal replacements versus a standard food-based diet for weight loss in type 2 diabetes.” The Diabetes Educator. 34(1):118-127; Jan/Feb 2008.

Purpose
To compare the efficacy of a portion-controlled meal-replacement diet (PCD) to a standard diet (SD) (based on recommendations by the American Diabetes Association) in achieving and maintaining weight loss among 119 obese men and women with type 2 diabetes mellitus.

Results
Using intention-to-treat analyses, weight loss at 34 weeks and weight maintenance at 86 weeks was significantly better on PCD versus SD. Approximately 40% of the PCD participants lost >5% of their initial weight compared with 12% of those on the SD. Significant improvements in biochemical and metabolic measures were observed at 34 weeks in both groups. The retention rate and self-reported ease of adherence in the PCD group were significantly higher throughout the study.

This study was published in the January/February 2008 issue of The Diabetes Educator. The peer-reviewed journal is the official journal of the American Association of Diabetes Educators. The study was also presented at the American Diabetes Association’s 65th Annual Scientific Session, 2005.

Study 4
Reference
Cheskin LJ, et al. “A RCT comparing balanced energy deficit diets with or without meal replacements for weight loss and maintenance among children dieting alone or with a parent.” Johns Hopkins Bloomberg School of Public Health, Center for Human Nutrition, Department of International Health.

Purpose
To compare the safety and efficacy of supplemental Medifast portion-controlled meal replacements (MRs) to a USDA Food Guide Pyramid-based diet. Both weight-loss diets were 20% energy-restricted (~500 kcal deficit). Eighty children (8-15 y.o.), BMI>95th%ile, were screened and randomized to either a MR diet (3 MRs/d during active weight loss and 2 MRs/d during maintenance) or to the food-based diet. Subjects were further randomized to dieting alone or with a parent.

Results
By ITT analysis, dieting alone vs. with a parent or food vs. MR made no difference in weight outcome. However, following initial weight loss (6 mos) and 1 yr maintenance (18 mos), significant benefits were seen in the MR group in BMI%ile (0 mos=98.8 + 1.0, 6 mos=96.6 + 3.2, 18 mos=96.4 + 3.4); body fat ( 5.9% @ 6 mos, 5.3% @ 18 mos); total cholesterol ( 6.7% @ 6 mos, 5.6% @ 18 mos); LDL ( 19.8% @ 6 mos, 7.9% @ 18 mos); and triglycerides ( 23.6% @ 6 mos, 22.3% @ 18 mos). No significant betweengroup differences, differences in growth rates, or adverse events were observed. Conclusions: Among overweight 8-15 y.o. children, dieting with or without a parent, meal replacements were as safe and effective as a food-based diet for weight loss and maintenance.

This study was presented as a poster session at Experimental Biology, 2007.

Study 5
Reference
Matalon V. “Impaired capacity to lose visceral adipose tissue during weight reduction in obese postmenopausal women with the Trp64Arg B3-adrenoceptor gene variant.” Diabetes. 49:1709-1713; 2000.

Purpose
To examine the effect of the Trp64Arg gene variant on total and visceral adipose tissue loss, and cardiovascular risk factors in response to weight reduction among 24 obese women (age 57 + 4 yrs) in a 13 + 3 mos weight reduction program of 1,200 kcal with or without the inclusion of Medifast.

Results
Whether women were carriers or noncarriers of the Trp64Arg allele, significant weight loss (-16.4 + 5.0kg vs. -14.1 + 6.2kg, NS) and reductions in body fat (-10.0 + 5.2 vs. -11.5 + 3.9kg, NS) were observed in response to a calorie-restricted program with or without Medifast. Loss of visceral adipose tissue was 43% lower in carriers of the Trp64Arg allele compared with noncarriers (-46 + 27 vs. -81 + 51cm2, p=0.05). The study concluded that older women carrying the Trp64Arg B3-adrenoceptor gene variant have an impaired capacity to lose visceral adipose tissue in response to a calorie-restricted diet.

Study 6
Reference
Matalon V. “An evaluation of weight loss following a carbohydrate and fat restricted diet with appetite suppressant and dietary supplementation.” The Bariatrician. 10-13; 2000.

Purpose
To assess the safety and effectiveness of a weight-loss regimen consisting of a carbohydrate- and fat restricted diet supplemented with an appetite suppressant, a dietary supplement, and a liquid protein drink (Medifast) in an open label trial. Baseline and 6-mos evaluations of body weight (lbs), body fat (%), BMI (kg/m2), lean body mass, water weight, and blood pressure were performed. At 6 mos, statistically significant differences were found for body weight (p<0.001), percent body fat (p<0.001), BMI (p<0.001), lean body mass (p<0.001), water weight (p=0.01), and body systolic (p=0.003) and diastolic (p<0.001) blood pressure.

Results
Of 47 patients enrolled, 24 (51%) completed six months using the dietary regimen prescribed. Data was analyzed for all patients who were treated with the diet, as well as for the subset of patients who completed the entire study period. The dietary regimen showed that a carbohydrate- and fat restricted program supplemented by a natural appetite suppressant can lead to progressive weight loss of comparable value to prescribed pharmacologic agents at the time of study. Patients in the study experienced statistically significant decreases in overall body weight, percent body fat, BMI, lean body mass, total body water, and both systolic and diastolic blood pressure.

Study 7
Reference
Crowell MD, Cheskin LJ. “Multicenter evaluation of health benefits and weight loss on the Medifast weight management program.” The Johns Hopkins University School of Medicine.

Purpose
To retrospectively evaluate the efficacy of a medically supervised, protein-supplemented modified program (Medifast) for weight reduction and to evaluate the impact of weight reduction on coexisting health problems.

Results
The results of the study concluded that medically supervised, protein-sparing meal-replacement programs offer a safe and effective means of weight reduction and are accompanied by significant improvements in coexisting health problems. Of samples taken, males lost an average of 67 lbs and females lost an average of 47 lbs during fasting. The study found significant reductions in total cholesterol and triglycerides, systolic and diastolic blood pressure, and normalized blood pressure in hypertensive patients.

Study 8
Reference
Davis LM, Cheskin LJ. “Dietary intervention using Medifast meal replacements in pre-bariatric surgery patients.” Johns Hopkins Weight Management Center; 2006.

Purpose
N=14 severely obese patients—13 females (11 African Americans, 2 Caucasians) and 1 male (Caucasian)—with a mean BMI of 64.14 kg/m2 (range 40.2kg/m2 to 91.7kg/m2) entered a 6-month weight-control program at the Johns Hopkins Weight Management Center. All patients were Medicaid (Priority Partners) recipients. The program provided a comprehensive approach to weight control focused on diet, behavior, and physical activity. Portion-controlled meal replacements (MRs) supplied by Medifast were utilized as part of the dietary-behavior intervention. All subjects met with a licensed dietitian and were prescribed a 1,000-1,200 kcal/day diet plan incorporating up to 6 MRs/day. Only 1 subject chose not to incorporate meal replacements as part of a low-calorie diet plan. The average intake of meal replacements was 2.5-3 per day through the duration of the study.

Results
After 6 months on the program, patients lost an average of 26.73 lbs (-2.86kg/m2) and 6.96% body weight, and reported a high level of satisfaction with their diet plan. Program completers at 1 month were N=13, at 3 months N=12, and 6 months N=10.

A statistical review of patient charts, unpublished data on file. 2006.
Scientific Advisory Board

In September 2008, Medifast announced the formation of its Scientific Advisory Board.

The role of the Board is to continually review the effectiveness, safety, and nutritional benefits of Medifast’s products and programs. The team of specialists will also assist in the development of new Meals and supplements, as well as weight-loss approaches for specific medical needs (i.e., patients with heart disease) or lifestyles (vegetarians, etc.).

The work of this cross-disciplinary group builds on Medifast’s heritage of medically sound approaches to weight loss, and the incorporation of leading-edge clinical research into the company’s products and programs.

Lawrence Cheskin, M.D.
Director of the Johns Hopkins Weight Management Center in Baltimore, MD

Miriam Cohen, M.D., F.A.C.C.
Cardiologist and Assistant Professor at the University of Maryland Medical School

Scott Kahan, M.D., M.P.H.
Instructor at the Johns Hopkins Bloomberg School of Public Health

Varsha Vaidya, M.D.
Assistant Professor of Psychiatry and General Internal Medicine at Johns Hopkins University School of Medicine, Director of the Obesity Psychiatry program at Johns Hopkins Bayview Medical Center

Alison Duncan, Ph.D., RD
Associate Professor, Department of Human Health and Natural Sciences at University of Guelph, Functional Foods Expert

Debra L. Miller, Ph.D.
Director of Nutrtion at the Hershey Company

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

The Company has proven it can compete in this competitive market because its products have been clinically tested and proven in clinical studies conducted by researchers from Johns Hopkins University and other major institutions, the Medifast products  have been safely and effectively used by customers and recommended by physicians for over 28 years.  Medifast has been on the cutting edge of product development with soy based nutritional and weight management products since 1980.  These products are formulated with high-quality, low-calorie, low-fat ingredients that provide alternatives to fad diets or medicinal weight loss remedies.

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

PRODUCTS

The Company offers a variety of weight and disease management products under the Medifast® brand and for select private label customers. The Medifast line includes Medifast® 55 Shakes, Medifast® 70 Shakes, Medifast® Plus for Appetite Suppression Shakes, Medifast® Plus for Women’s Health Shakes, Medifast® Plus for Diabetics Shakes, Medifast® Plus for Joint Health Shakes, Medifast® Plus for Coronary Health Shakes, New! Medifast Momentum Drinks, New! Momentum Flavor Infusers, New! Antioxidant Shakes, New! Antioxidant Flavor Infusers, New! Super Omega 3, Medifast® Bars, New! Medifast Crispy Bars, Medifast® Creamy Soups, Medifast® Chicken Noodle Soup, Medifast® Chicken & Wild Rice Soup, Medifast® Beef Vegetable Stew, Medifast® Home-style Chili, Medifast® Oatmeal, Medifast® Pudding, Medifast® Scrambled Eggs, Medifast® Hot Cocoa, Medifast® Cappuccino, Medifast® Chai Latte, Medifast® Iced Teas, Medifast® Fruit Drinks, Medifast® Soy Crisps, and Medifast® Crackers.

Medifast nutritional products are formulated with high-quality, low-calorie, and low-fat ingredients. Many Medifast products are soy based and contain 24 vitamins and minerals, as well as other nutrients essential for good health. The Company uses Solae® brand soy protein, which is a high-quality complete protein derived from soybeans.

Medifast brand awareness continues to expand through the Company’s marketing campaigns, product development, line extensions, and the Company’s emphasis on quality customer service, technical support and publications developed by the Company’s marketing staff.  Medifast products have been proven to be effective for weight and disease management in clinical studies conducted by researchers from the U.S. government and Johns Hopkins University.  The Company has continued to develop its sales and marketing operations with qualified management and innovative programs.  The Company’s facility in Owings Mills, MD manufactures all powders and subcontracts the production of its Ready-To-Drink products, meal replacement bars, crackers, soy crisps and omega 3 capsules.

NEW PRODUCTS

In 2008, the Company expanded the Medifast product line in 2008 by introducing a new line of metabolic boosters.  This product line includes shakes and flavor infusers (to flavor water) that includes a specific blend of caffeine and epigallocatechin gallate (EGCG), designed to help burn calories and fat.  Consuming three of these products a day can help burn an extra 100 calories per day.

The Company also added new products aimed at optimizing health. The first of these products was a  new supplement line- Super Omega 3.  This product boasts one of the highest concentrations of docosahexanoic acid (DHA) and eicosapentanoic acid (EPA) on the market as well as organic Flax Seed for healthy hair, skin, and nails.  This product services a variety of needs from decreasing body fat to improving satiety, to providing cardioprotection to prevention of cognitive decline.  The Company also designed a special line of antioxidant infusers and shakes.  Each Shake and Infuser gives you the antioxidant power of two full servings of fruits and vegetables.

Medifast also began its plan to expand the Medifast bar line to include Crispy bars that are fully interchangeable with all the other meals in the program.  In the past, bars could only be enjoyed once a day because of the higher calorie and carbohydrate level.  The new bars contain only 110 calories, 11g of protein, less than 13g of carbohydrates and are fully fortified with 20% of the RDI for 24 Essential Vitamins and Minerals. These new bars are available in Chocolate, Chocolate Mint, Peanut Butter, Oatmeal Raisin, Cinnamon Roll, Strawberry Crunch, Caramel, Lemon, Fruit & Nut, and Smores flavors.

MARKETING

In 2008, the Company continued to build and leverage its core Medifast brand through multiple marketing strategies to its target audiences.  Customer acquisition strategies include national advertising in print magazines, television commercials, web advertising, direct mailings, radio commercials, and DJ testimonials.  In addition, the Company executed strategic public relations efforts to secure local and national editorial placements to raise brand awareness.   These mediums were used to target new customers by stressing Medifast's quick, easy and safe approach to weight management.  The Company invested in two celebrity contracts with preliminary marketing and media campaigns launching in late 2007 and extending into 2009. Direct mail campaigns, e-mail newsletters and outbound calling programs were utilized to reactivate, encourage and support existing customers.  Medifast continued to enhance the Medifast website including adding features in the “My Medifast” community which offers meal planning, community message boards, blogs and a robust library of information.  The Company also continued to feature customer blogs on the website for potential customers to interact with loyal Medifast customers.  Late in 2007, the Company launched an auto ship loyalty program where customers receive discounts and rewards with automatic shipments of Medifast Meals on a monthly basis.  Both the MyMedifast community enhancements and Auto-ship programs contribute to the retention of Medifast customer through improved compliance with the program.

SALES

The Company’s Sales division handles three primary areas:

Physician Sales - The sales team is responsible for prospecting medical accounts, clinics, hospitals, and HMOs.  During 2008, the sales team attended a number of medical professional trade shows, which expanded Medifast's penetration of the medical weight loss business segment.

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

EMPLOYEES

As of December 31, 2008, the Company employed 290 full-time employees, of whom 156 were engaged in manufacturing, warehouse management, and shipping, and 134 in marketing, administrative, call center and corporate support functions.  None of the employees are subject to a collective bargaining agreement with the Company.

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

OTHER MATTERS

An Independent Committee of the Board of Directors of Medifast was constituted to review the public allegations of a third party "Convicted Felon" on his website pertaining to alleged illegal activities of Take Shape for Life, a Direct Selling Subsidiary of Medifast Inc.  Other public Direct Selling Companies have been attacked by this individual and his network of associates using the same blueprint of allegations. These public allegations were made in mid- February and were immediately followed by significant short selling and short selling option puts that shaved over $30 million from the Market Capitalization of Medifast. The company has demanded that this third party take down its website information containing false information or be subject to appropriate legal action.

Medifast, in a press release on February 17th, 2009, responded to the False Claims in SEC File # 001-31573; Film #09617581. The Independent Committee appointed Chairman is Mr. Barry B. Bondroff, CPA, an officer and director with Gorfine, Schiller & Gardyn, PA.  Members are: Mr. George J. Lavin Esq, founding Partner of the law firm, Lavin, O’Neil, Ricci, Ceprone & Dispicio, who is an expert in Product Liability Law, Lt. Gen. Dennis M. McCarthy USMC (Ret.), Executive Director of the Reserve Officers Association of the United States and a licensed attorney, Capt. Joseph D. Calderone USNR (Ret.), chaplain and counselor of the Villanova University Law School, and Mr. Charles P. Connolly, former President and CEO of First Union Corp.

After an investigation of the facts and information developed to date the committee unanimously agreed that the allegations were false, misleading and or without merit.

AVAILABLE INFORMATION

All periodic and current reports, registration statements, code of conduct, code of ethics and other material that the Company is required to file with the Securities and Exchange Commission (“SEC”), including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act Reports”).  These materials are available free of charge through the Company’s investor relations page at www.ChooseMedifast.com.  Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. The Company’s Internet web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.  The Company will furnish without charge a copy of the Company’s Annual Report on Form 10-K, including the financial statements and schedules thereto, to any person requesting in writing and stating that he or she is the beneficial owner of Common Shares of the Company.

 Requests and inquiries should be addressed to:

 Investor Relations
 Medifast, Inc.
 11445 Cronhill Dr.
 Owings Mills, MD  21117

CERTIFICATIONS

The Company’s Chief Executive Officer and Chief Financial Officer have filed their certifications as required by the Securities and Exchange Commission (the “SEC”) regarding the quality of the Company’s public disclosure for each of the periods ended during the Company’s fiscal year ended December 31, 2008 and the effectiveness of internal control over financial reporting as of December 31, 2008 and 2007.  Further the Company’s Chief Executive Officer has certified to the New York Stock Exchange (“NYSE”) that he is not aware of any violation by the Company of the NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE listing standards.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position
Bradley T. MacDonald	61	Chairman of the Board of Directors
Michael S. McDevitt	30	Chief Executive Officer and Chief Financial Officer
Leo V. Williams	61	Executive Vice President
Margaret MacDonald- Sheetz	31	Chief Operating Officer and President
Brendan N. Connors	31	Vice President of Finance

Bradley T. MacDonald
Mr. MacDonald became Chairman of the Board of Medifast, Inc. on January 28, 1998. Mr. MacDonald was previously employed by the Company as its Chief Executive Officer from September 1996 to March 2007.  In 2006, Mr. MacDonald was named “Entrepreneur of the Year” in consumer products for the State of Maryland. Prior to joining the Company, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. From 1991 through 1994, Colonel MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food, Hospitality and Recreation Businesses for the United States Marine Corps. Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonneau Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of MacDonald and Associates, which had major financial interests in retail drug, consumer candy, and pilot sunglass companies. Mr. MacDonald was national president of the Marine Corps Reserve Officers Association and retired from the United States Marine Corps Reserve as a Colonel in 1997, after 27 years of service. He was appointed and served on the Defense Advisory Board for Employer Support of the Guard and Reserve (ESGR.)    Mr. MacDonald serves on the Board of Directors of Stevenson University in Maryland, and the Institute of Notre Dame High School, Baltimore, Maryland. He is also the Vice-Chairman on the Board of Directors of the Marine Corps Reserve Toys for Tots Foundation.

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

Leo V. Williams
Mr. Williams became Executive Vice President of Medifast, Inc. in January of 2004.  Prior to joining Medifast, he was a Future Vehicles Marketing Plans Director for Ford Division sport utility vehicles and pickup trucks.  A retired Marine Corps Reserve major general, he was ordered to active duty from October 2002 to September 2003 to serve as Deputy Director of the Marine Corps Combat Development Command.  Mr. Williams served as the Vice-Chairman of the Board, Marine Corps Toys for Tots Foundation.  Currently, he serves on the Board of Directors of the Direct Selling Association, U.S. Naval Academy Foundation, Maryland Chapter of the American Diabetes Association, Naval Academy Alumni Association Board of Trustees, Board of Trustees for the University of the District of Columbia, and on the Navy Mutual Aid Association Board.

Margaret MacDonald - Sheetz, MBA
Ms. Sheetz joined Medifast in 2000 as the Director of Sales and Administration. In 2002 she was promoted to VP of Operations and in 2004 promoted to Senior VP of Operations. In May of 2006, Ms. Sheetz received an Executive MBA from Loyola University. In March 2007, she was promoted to President and Chief Operating Officer of Medifast Inc.

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

A disruption in the supply of raw materials or the inability of third party manufacturing for certain products could affect operating results

We rely heavily on our vendors to provide quality raw materials for us to utilize in our on-site manufacturing processes. Any disruption in the availability of these materials could potentially interrupt our ability to provide certain products to customers in a timely manner.  Also certain products are currently manufactured through a third party. The availability of these products is prone to fluctuations dependent on the manufacturer’s ability to secure and produce a quality product that satisfies our satisfaction standards.

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

Since we cannot  exert the same level of influence or control over our independent health coaches as we could were they our own employees, our health coaches could fail to comply with our policies and procedures, which could result in claims against us that could harm our financial condition and operating results.

Our health coaches are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if health coaches were our own employees. As a result, there can be no assurance that our health coaches will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our health coach policies and procedures.

Extensive federal, state and local laws regulate our business, products and direct selling program.   While we have implemented health coach policies and procedures designed to govern their conduct and to protect the trademarks and brand of the Company it can be difficult to enforce these policies and procedures because of the large number of health coaches and their independent status. Violations by our independent health coaches of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent health coaches.

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

Adverse publicity associated with our products, ingredients, or sales channels, or those of similar companies, could harm our financial condition, operating results, and stock price.

Adverse publicity, whether or not accurate, relating to the Company, our products or our operations, our sales channels and independent health coaches could adversely impact the Company’s financial condition, operating results, and stock price.  In addition, it could lead to lawsuits or other legal challenges and could negatively impact our reputation, the market demand for our products, or our general business.

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

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns a 49,000 square-foot facility in Owings Mills, Maryland, which contains its Corporate Headquarters and manufacturing plant.  In 2003, the Company purchased a state-of-the-art 119,000 square-foot distribution facility in Ridgely, Maryland.  The facility gives the Company the ability to distribute over $250 million of Medifast product sales per year.   In 2004, the Company purchased a 3,000 square foot conference and training facility in Ocean City, Maryland.  The facility will be used to conduct corporate training meetings, Board of Director Meetings and employee morale and wellness programs.  The Company has twenty leases for its corporately owned Medifast Weight Control clinics throughout Florida and Texas.  In addition, the Company leases a building in Owings Mills, MD for corporate offices.  The leases range in terms from one to six years.

ITEM 3. LEGAL PROCEEDINGS

Leonard Z. Sotomeyor, on December 30, 2003, filed an action in the Supreme Court of the State of New York, County of New York, against his former business partner, David Scheffler, and T-1 Holdings, LLC, and included Medifast, Inc., formerly Heathrite, Inc., as a Defendant, Case 604076-03, seeking monetary damages for failure of his former business partner to compensate him under several consulting agreements with Medifast, Inc. made with H-T Capital, Inc. and derivatively on behalf of T-1Holdings, LLC.   All parties, including Medifast, Inc. recently reached a global settlement including dismissal of the litigation with prejudice and general releases.  On October 17, 2008, Medifast agreed to pay legal fees in the amount of $130,000 in cash, and 14,286 shares of Medifast treasury stock valued at $70,000 to settle the case.  Mr. Sotomayor also received 29,647 Medifast, Inc. warrants with a strike price of $4.80 a share from Mr. David Scheffler. The Board of Directors approved a settlement that was considered significantly less costly than the future litigation costs for defense. Medifast vehemently denied the alleged charges in the complaint and had fortuitous defenses that it believes would have prevailed in a trial. The total impact of the settlement to Medifast, Inc. was a one time charge to earnings of approximately $200,000 in the fourth quarter of 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The Company's Common Stock has been quoted under the symbol MED since December 20, 2002.  The old symbol, MDFT, had been traded since February 5, 2001.  The common stock is traded on the New York Stock Exchange.  The following is a list of the low and high closing prices by fiscal quarters for 2008 and 2007:

	2008
	Low	High
Quarter ended March 31, 2008	3.68	4.99
Quarter ended June 30, 2008	4.35	6.68
Quarter ended September 30, 2008	4.80	8.85
Quarter ended December 31, 2008	3.52	6.79

	2007
	Low	High
Quarter ended March 31, 2007	6.03	12.40
Quarter ended June 30, 2007	6.32	9.25
Quarter ended September 30, 2007	5.58	8.83
Quarter ended December 31, 2007	3.79	6.24

(b) The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

(c) There were approximately 208 record holders of the Company's Common Stock as of March 13, 2009.   This number does not include beneficial owners of our securities held in the name of nominees.  The Company had no preferred holders of the Company’s stock as of December 31, 2008.

(d) No dividends on common stock were declared by the Company during 2008 or 2007.
.

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

	2008	2007	2006	2005	2004

Revenue	105,445,000	83,779,000	74,086,000	40,129,000	27,340,000
Operating income	8,199,000	5,715,000	7,381,000	3,549,000	3,004,000
Income from continuing operations	7,850,000	5,543,000	7,463,000	3,405,000	2,906,000

EPS - basic	0.41	0.30	0.41	0.17	0.16
EPS - diluted	0.38	0.28	0.38	0.17	0.14

Total assets	51,037,000	43,724,000	36,677,000	30,120,000	25,968,000
Current portion of long-term debt and revolving credit facilities	3,421,000	1,863,000	1,804,000	1,194,000	827,000
Total long-term debt	4,313,000	4,570,000	3,509,000	3,977,000	4,256,000

Weighted average shares outstanding
Basic	13,126,534	12,960,930	12,699,066	12,258,734	10,832,360
Diluted	14,329,525	13,644,149	13,482,894	12,780,959	12,413,424

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

CONSOLIDATED RESULTS OF OPERATIONS
 2008 COMPARISON WITH 2007

OPERATING

Revenue:  Revenue increased to $105.4 million in 2008 as compared to $83.8 million in 2007, an increase of $21.6 million or 26%. The Take Shape for Life sales channel accounted for 47% of total revenue, direct response marketing 42%, brick-and-mortar clinics 8%, and doctors 3%.  Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by 79% year-over-year.   The Company’s Medifast Weight Control Center clinic division , increased sales by 68% as compared to 2007 due to the opening of new clinics in 2008.  The direct marketing sales channel, which is fueled primarily by consumer advertising, decreased revenues by approximately 6% year-over year on less advertising spend.  The Company’s doctor’s sales decreased by 24% compared to 2007 due to certain doctors transitioning to the professional division of Take Shape for Life.

The Take Shape for Life division grew 79% year-over-year.  This growth can largely be attributed to the tools and training that led to an increase in the ability of the division to both promote growth in recruiting of health coaches and acquisition of clients, as well as better supporting this growth as it occurs. This continued investment proved to be a large part of the current growth trends in Take Shape for Life sales, as well as the number of active health coaches and clients.  The growth in this segment correlates directly to the increase in health coaches, which began to accelerate following our National Convention in July 2008.  The number of active health coaches grew 84% to 3,400 at the end of the fourth quarter of 2008 as compared to 1,850 for the same time period in 2007.   The Company completed our 2008 National Convention in Orlando, FL on July 26th, 2008 where approximately 750 health coaches participated, an increase of nearly 88% from prior year.  The individuals that attended the event attended workshops and heard lectures by accredited individuals in the areas of recruiting, product and nutrition knowledge, and business skills.

The Medifast Weight Control Centers, which represent approximately 8% of the Company’s overall revenues, are currently operating in twenty locations in Dallas, Houston, and Orlando.  In 2008, the Company experienced revenue growth of 68% versus the same time period last year. The average monthly revenue per clinic also witnessed growth of 6%, averaging $38,000 per clinic in 2008 as compared to $36,000 in 2007.   In the expanding Dallas, TX market, the average monthly revenue per clinic is approximately $50,000. In the estimated $40 billion weight loss and health living industry, the brick and mortar clinic model has always made up a significant portion of overall sales.  The recent growth in the Medifast Weight Control Centers has proven that the model is in high demand from a select portion of the weight loss consumers.  Throughout the year, the Company invested in the infrastructure of its clinic model. The major aspects of the investment in this division included an expanded support team, the creation of a point of sale system, a robust customer data tracking system, and finalizing the franchise opportunity documentation.   During 2008, the Company opened eight additional corporately owned clinics in the Houston, TX market and two additional centers in the Dallas, TX market.

On February 18, 2008, the Company announced that it has sold its first franchise of Medifast Weight Control Centers.  The Company sold the rights to open four clinics in the Greater Baltimore Metropolitan Area.  The franchisee also has the rights to open four additional Medifast Weight Control Centers in the Baltimore area over the next two years, bringing the total to eight locations.   On June 3, 2008 the Company announced that it sold the rights to open four Medifast Weight Control Centers in Southern California and three Medifast Weight Control Centers in Central California to two different local business operators.  On October 8, 2008, the Company announced the opening of its first franchise clinic in the Baltimore, MD area. In December 2008, three Medifast Weight Control Center franchise locations opened in Southern California and one location opened in Central California.  At December 31, 2008, five franchise locations were in operation.

Overall, selling, general and administrative expenses increased by $15.3 million as compared to 2007.   Take Shape for Life commission expense, which is completely variable based upon revenue, increased by approximately $10.1 million as the Company showed sales growth of 79% as compared to 2007. Salaries and benefits increased by approximately $2 million in 2008. The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers to support the strong growth in 2008 and beyond.  Also, additional personnel were hired in the call center during the first and second quarters of 2008 as the Company brought the outsourced Take Shape for Life call center in-house early in the second quarter of 2008.   Going forward, savings will be realized on communication expense as a result of bringing the call center in-house.  The opening of eight new corporately owned clinics in the Houston, TX market and two in the Dallas, TX market also required the hiring of additional center managers and support staff.     Advertising expense in 2008 was approximately $17.8 million compared to approximately $18.4 million for the same period last year, a decrease of $600,000.  Communication expense decreased by $200,000 as a result of the Take Shape for Life call center moving in-house during the second quarter of 2008.    Other expenses increased by $2.4 million which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes.  Operating expenses increased by $950,000 which primarily resulted from additional printing expense for our direct to consumer postcard mailings and Take Shape for Life printed material, as well as maintenance, repairs, and supplies for our manufacturing and distribution facilities. Office expenses increased by $300,000 and stock compensation expense increased by $225,000 as additional restricted shares were issued to key executives and Board members in the third and fourth quarters of 2008.

Costs and Expenses Cost of revenue increased $3.9 million to $25.3 million in 2008 from $21.5 million in 2007.  As a percentage of sales, gross margin increased to 75.9% in 2008 from 74.4% in 2007.  The margin improved due to efficiencies gained from new machinery purchases in prior year, new shipping rules that resulted in additional shipping revenue from customers netting against shipping expense, as well as a price increase on July 1, 2008.

Other Income/Expense:  Other expense increased from a $172,000 in 2007 to $349,000 at December 31, 2008.  The $177,000 increase in other expense resulted primarily from realized losses of $216,000 on the Company’s equity investment portfolio managed by Merrill Lynch due to the weakness of the stock market in 2008.  Other income/expense consists of interest expense on debt, gains or losses on the sale of equity investments, dividends and interest on equity and bond investments, and interest payments received on the CCS note receivable.  In 2007, the Company also realized other income when it exercised a stock warrant from a former business partner, and realized a loss on disposal of assets relating to the closing of three Medifast Weight Control Centers.

Income taxes:  In 2008, we recorded $2,415,000 in income tax expense which represents an effective rate of 30.8%.   In the fourth quarter of 2008, the Company amended prior year tax returns to properly roll forward prior net operating losses for tax purposes which resulted in a $162,000 tax refund receivable at December 31, 2008.  The effective rate would have been 32.8% without the benefit of the tax refund.  In 2007, we recorded $1,706,000 in income tax expense, which represents an annual effective rate of 30.8%.   The Company anticipates a tax rate of approximately 35-37% in 2009.

Net income: Net income was $5.4 million in 2008 as compared to $3.8 million in 2007, an increase of 42%.   The improved profitability during 2008 is due to sales growth in the Take Shape for Life division and Medifast Weight Control Centers, and gross margin improvement.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment as of December 31,

	2008		2007		2006
Segments	Sales	% of Total	Sales	% of Total	Sales	% of Total

Medifast	97,116,000	92%	78,861,000	94%	70,181,000	95%
All Other	8,329,000	8%	4,918,000	6%	4,015,000	5%
Eliminations		0%		0%	(110,000)	0%
Total Sales	105,445,000	100%	83,779,000	100%	74,086,000	100%

2008 vs. 2007

Medifast Segment:  The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2008 vs. 2007 above.

All Other Segment:  The All Other reporting segment consists of the sales from Hi-Energy and Medifast Weight Control Centers.  Sales increased by $3,411,000 year-over year due to the opening of ten new centers throughout 2008, including eight centers in Houston, TX and two centers in Dallas, TX.   The Dallas, TX market continues to mature with the average clinic generating approximately $50,000 per month in sales.   The Company is continuing to focus on improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic.  At the end of 2008, there were twenty corporately owned centers opened as compared to ten centers at the end of 2007.  In addition, the Company began franchising the Medifast Weight Control Center model in 2008.  At the end of 2008, there were five franchise centers in operation.

2007 vs. 2006

Medifast Segment:  The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2007 vs. 2006 above.

All Other Segment:  The All Other reporting segment consists of the sales from Hi-Energy and Medifast Weight Control Centers.  Sales increased by $903,000 year-over year as a result of an increase in Medifast Weight Control Centers sales of $1,013,000.  Sales to Hi-Energy licensees decreased by $110,000 as fewer Hi-Energy licensee clinics remain in operation as clinics convert to Medifast Weight Control Centers.  The increase in Medifast Weight Control Center’s sales was due to a renewed focus on the expansion of the corporate clinics, spending increases for advertising, increased advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics.  There were ten clinics open at the end of 2007 as compared to twelve at the end of 2006.

	Net Profit by Segment as of December 31,

	2008		2007		2006
Segments	Profit	% of Total	Profit	% of Total	Profit	% of Total

Medifast	8,104,000	149%	5,937,000	155%	6,218,000	121%
All Other	(2,669,000)	-49%	(2,100,000)	-55%	(952,000)	-18%
Eliminations		0%		0%	(110,000)	-2%
Net Profit	5,435,000	100%	3,837,000	100%	5,156,000	100%

2008 vs. 2007

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2008 vs. 2007 above.  See footnote 17, “Business Segments” for a detailed breakout of expenses.

All Other Segment:  The All Other reporting segment consists of the losses of Hi-Energy, Medifast Weight Control Centers, and corporate expenses related to the parent company operations.  Year-over-year, the loss in the All Other segment increased by $569,000.   The Hi-Energy and Medifast Weight Control Centers showed an increase in net profitability year-over-year of $339,000.           The increase in profitability was due to improved profitability in established centers.  During the year, ten new centers were opened and should have a positive impact on 2009 earnings.   Medifast Corporate expenses increased by $908,000 year-over-year.  Corporate expenses include items such as auditors’ fees, attorney’s fees, Board of Director expenses, investor relations, corporate consulting, and corporate outings.  In 2008, the Company had additional legal expenses associated with the Sotomayor legal action that resulted in a $200,000 one time charge to earnings in the fourth quarter of 2008.  See Item 3 – Legal Proceedings on page 16 for more detail.  In addition, the Company had an increase in realized losses on equity securities in its investment account in the fourth quarter of 2008 due to the weakness in the stock  market.  See footnote 17, “Business Segments” for a detailed breakout of expenses.

2007 vs. 2006

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2007 vs. 2006 above.  See footnote 17, “Business Segments” for a detailed breakout of expenses

All Other Segment:  The All Other reporting segment consists of the losses of Hi-Energy, Medifast Weight Control Centers, and corporate expenses related to the parent company operations.  Year-over-year, the loss in the All Other segment increased by $1,148,000.   Corporate expenses increased by $401,000, as a result of increased fees due to increased reporting requirements for the Company as a whole. These fees include, but are not limited to auditors’ fees, attorneys’ fees, board of director expenses, investor relations, corporate consulting, education and training, and corporate outings.  Hi-Energy and Medifast Weight Control Center expenses increased by $726,000 due to increased focus on opening new Medifast Weight Control clinics, hiring of experienced personnel, increased advertising and developing the Franchise model.  See footnote 17, “Business Segments” for a detailed breakout of expenses.

Contractual Obligations and Commercial Commitments

As of December 31, 2008, our principal commitments consisted of obligations for variable and fixed rate loans detailed in Note 12 of the financial statements, operating leases for corporately owned Medifast Weight Control Centers detailed in Note 9 of the financial statements, and copier equipment contracts for our printing operation that support our marketing efforts.

The Company has the following contractual obligations as of December 31, 2008

	Payments due by period
	2009	2010	2011	2012	2013	Thereafter	Total
Contractual Obligations
Total Debt	3,420,000	257,000	494,000	225,000	225,000	3,113,000	7,734,000
Operating Leases	926,000	819,000	776,000	676,000	227,000	-	3,424,000
Copier Equipment Service Contracts	399,000	355,000	334,000	283,000	-	-	1,371,000
Total contractual obligations	4,745,000	1,431,000	1,604,000	1,184,000	452,000	3,113,000	12,529,000

LIQUIDITY AND CAPITAL RESOURCES

The Company had stockholders’ equity of $38,173,000 and working capital of $12,669,000 on December 31, 2008 compared with $32,420,000 and $10,395,000 at December 31, 2007, respectively.  The $5.8 million net increase in stockholder’s equity reflects $5.4 million in 2008 profits as well as equity transactions as outlined in the “Consolidated Statement of Changes in Stockholders’ Equity and accumulated other comprehensive income (loss).” The Company’s cash and cash equivalents position decreased from $2.2 million at December 31, 2007 to $1.8 million at December 31, 2008.  The decrease is due to large inventory purchases in the fourth quarter of 2008 to include ten new meal replacement bars as well as an increase in inventory levels in preparation for the “diet” season beginning in January 2009.  In addition, the Company’s capital expenditures increased by approximately $2.3 million in 2008 as compared to 2007.  In 2008, capital expenditures included the opening of ten new Medifast Weight Control Centers, development of a point-of-sale system for the Clinics, development of a new web shopping platform for the direct response segment, new software system for our Take Shape for Life division, ERP enhancements, and phone system upgrades.

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

In the year ended December 31, 2008 the Company generated cash flow of $5,496,000 from operations, primarily attributable to higher operating income.  This was offset by net changes in operating assets and liabilities that decreased cash flow by $4,781,000.    The total use of cash from operations was $6,649,000. The largest use of cash was for the purchase of inventory.  During 2008, inventory increased by $4.7 million.  Inventory increased due to our increased sales, introduction of ten new meal replacement bars late in the fourth quarter of 2008 as well as the typical fourth quarter inventory build-up in order to prepare for “diet season” in the first quarter of 2009.  Additional uses of cash included an increase in prepaid taxes of $1.1 million, increase in other assets of $251,000, and a reduction in income taxes payable of $592,000.  This was offset by sources of cash from a decrease in accounts receivable - $43,000, decrease in prepaid expenses - $693,000, decrease in deferred compensation - $282,000, and an increase in accounts payable - $850,000.

In the year ended December 31, 2008, net cash used in investing activities was $7,313,000, which primarily consisted of the purchase of property and equipment.  The increase in property and equipment relates to the building of a large amount of infrastructure in 2008 to support growth.  This included the opening of ten new Medifast Weight Control Center locations, development of a point-of-sale system for the Medifast Weight Control Centers, development of a new web shopping platform for the direct response segment, new software system for our Take Shape for Life division, ERP enhancements, IT infrastructure to support new systems, phone system upgrades, and leasehold improvements to manufacturing and distribution facilities to support future growth.

In the year ended December 31, 2008, financing activities generated $1,463,000 in cash flow.  Sources of cash included funds drawn from the line of credit - $1.6 million, a decrease in notes receivable - $132,000, and issuances of warrants and options exercised with cash - $32,000.  This was offset by a use of cash in the repayment of long term debt - $264,000.

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

The Take Shape for Life division grew 23% year-over-year.  This growth can largely be attributed to the tools and training that led to an increase in the ability of the division to both promote growth in recruiting of health coaches, as well as better supporting this growth as it occurs. This continued investment proved to be a large part of the current growth trends in Take Shape for Life sales, as well as the number of active health coaches.  The number of active health coaches grew to 1,850 at the end of the fourth quarter 2007 compared to 1,200 at the same time period in 2006, an increase of 54%. This recent growth in health coaches was recently observed in July of 2007, with over 80% attendance growth at the 2007 National Convention compared to the attendance at the 2006 Convention.  The Company believes that the growth in health coach activity is a positive trend that should continue, and will lead to significant revenue growth in the near future

The Medifast Weight Control Centers, which represent approximately 6% of the Company’s overall revenues, are currently operating in ten locations in Dallas and Orlando.  In 2007, the Company experienced revenue growth of 37% versus the same time period last year. The average monthly revenue per clinic also witnessed significant growth of 64%, averaging $36,000 per clinic in 2007 as compared to $22,000 in 2006.   In the expanding Dallas, TX market, the average monthly revenue per clinic is approximately $50,000. In the estimated $40 billion weight loss and health living industry, the brick and mortar clinic model has always made up a significant portion of overall sales.  Medifast has incorporated this model with the creation of the Medifast Weight Control Centers.   The recent growth in this division has proven that the model is in high demand from a select portion of the weight loss consumers.  The Company believes that with the recent industry launches of over-the-counter and anticipated launches of prescription appetite suppressant medications that this model will continue to grow.  Therefore, throughout 2007, the Company invested in the infrastructure of its clinic model. The major aspects of the investment in this division included an expanded executive team, the creation of a point of sale system, a robust customer data tracking system, finalizing the franchise opportunity documentation, and the beginning stages of expansion into several new locations.  The Company believes this business will be a major driver of revenues and profits for the Medifast business as it continues to expand.  The Company plans to continue the expansion of the Medifast Weight Control Centers with both additional corporate locations as well as offering the model through a franchise opportunity.  The Company is opening four additional corporately owned clinics in the Houston, TX market by the end of the first quarter of 2008.  In addition on February 18, 2008, the Company announced that it has sold its first franchise of Medifast Weight Control Centers.  The Company sold the rights to open four clinics in the Greater Baltimore Metropolitan Area.  The franchisee also has the rights to open four additional Medifast Weight Control Centers in the Baltimore area over the next two years, bringing the total to eight locations.

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

Costs and Expenses:  Cost of revenue increased $3.3 million to $21.5 million in 2007 from $18.2 million in 2006.  As a percentage of sales, gross margin remained at approximately 75% in 2007 and 2006.

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

SEASONALITY

The Company's weight management products and programs have historically been subject to seasonality.  Traditionally the holiday season in November/December of each year is considered poor for diet control products and services.  January and February generally show increases in sales, as these months are considered the commencement of the “diet season.”  The Company did not experience the same degree of seasonality in 2008.  This is largely due to the increase in the consumer’s awareness of the overall health and nutritional benefits accompanied with the use of the Company’s product line.  As consumers continue to increase their association of nutritional weight loss programs with overall health, seasonality will continue to decrease.

INFLATION

To date, inflation has not had a material effect on the Company's business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt.  Since nearly all of our debt is variable rate based, any changes in market interest rates will cause an equal change in our net interest expense.  At December 31, 2008, there was $7.7 million of variable interest loans outstanding which is subject to interest rate risk.  Interest rates on our variable rate loans ranged from 1.74% to 2.94% for the year ended December 31, 2008.  Each 100 basis point increase in the bank’s LIBOR rates relative to these borrowings would impact interest expense by $77,000 over a 12-month period.

ITEM 8. FINANCIAL STATEMENTS.

The information required by this item is set forth on pages 48 to 70 hereto and incorporated by reference herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURES.

There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ending December 31, 2008.

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
Management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Changes in our Internal Control

There was no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Barry B. Bondroff, CPA, age 60, is an officer and director with Gorfine, Schiller & Gardyn, PA, a full-service certified public accounting firm offering a wide range of accounting and consulting services.    Previously, he was a Senior Managing Director with SMART. Bondroff brings over 35 years of experience providing companies of all sizes and industries with practical and cost-effective accounting, assurance, tax, business, technology and financial advisory services. Prior to managing SMART, Bondroff was the Managing Director for Grabush, Newman & Co., P.A., which combined with SMART in May 2003. Bondroff began his career with Grabush Newman in 1970, and in 1976 became Officer and was promoted to Managing Director in 1982. He earned his Bachelor of Science degree in Accounting from the University of Baltimore. Additionally, Bondroff serves on the Board of Directors for the publicly traded First Mariner Bank of Maryland, a NASDAQ listed SEC registrant. He is active with First Mariner serving on the Executive Committee, Loan Committee, Audit Committee and as Chairman of the Compensation Committee. In addition to his professional affiliations, Bondroff served on the Executive Committee for Israel Bonds and was a Director of Cycle Across Maryland. He has served the National Jewish Medical and Research Center, the Jewish Center for Business Development and has assisted the Baltimore Symphony Orchestra in its fundraising efforts. In addition, Barry was a past President and Treasurer of the Edward A. Meyerberg Northwest Senior Center, and also served as a Member of the Board of Directors for the Levindale Hebrew Geriatric Center and Hospital.  He currently serves as Treasurer for Special Olympics of Maryland, and as a Trustee for Stevenson University in Maryland.
2008

Joseph D. Calderone, age 60, is the chaplain and counselor at the Villanova University School of Law. He most recently served as the interim President at Merrimack College in North Andover, MA. He formerly spent over eight years with the Loyola University Medical Center as the hospital Chaplain and taught multiple courses including Introduction to the Practice of Medicine and Business Ethics. Rev. Calderone recently retired as a Captain in the US Navy Reserves. He served as the Wing Chaplain for the 4th Marine Aircraft Wing.	2003

Charles P. Connolly, age 60, is currently an independent director focusing on bank relationships, debt refinancing, merger and acquisition strategy and executive compensation design. Mr. Connolly spent 29 years at First Union Corp. that merged with Wachovia Bank in 2001. He retired in 2001 as the President and CEO of First Union Corp. Mr. Connolly serves on the Boards of numerous non-profit organizations. He holds an MBA from the University of Chicago and AB from Villanova University.	2006

George J. Lavin, Jr., Esq., age 80, is a senior partner at Lavin, O’Neil, Ricci, Ceprone & Disipio. Mr. Lavin is a 1951 graduate of Bucknell University. He attended the University of Pennsylvania School of Law, receiving an LL.B. in 1956, and then served as a Special Agent, Federal Bureau of Investigation, United States Department of Justice, until 1959. Mr. Lavin is one of the dominant product liability defense attorneys in the nation. He has had regional responsibilities in several automotive specialty areas, and has been called upon to try matters throughout the county on behalf of his clients. Mr. Lavin's present practice and specialty emphasizes his commitment to defending the automotive industry. Mr. Lavin is admitted to practice before the Supreme Court of Pennsylvania, the United States Court of Appeals for the Third Circuit and the United States District Courts for the Eastern and Middle Districts of Pennsylvania. He is a member of the Faculty Advisory Board of the Academy of Advocacy, the Association of Defense Counsel, The Defense Research Institute, The American Board of Trial Advocates, and the Temple University Law School faculty. He has also been elected a fellow of the American College of Trial Lawyers. On March 1, 1994, Mr.Lavin assumed the title of Counsel to The Firm.
2005

Bradley T. MacDonald, age 61, is the Executive Chairman of the Board of Medifast, Inc.   Mr. MacDonald has been Chairman of the Board of Medifast, Inc. since January 1998 and was also Chief Executive officer until March of 2007.  He was the principal architect of the turnaround of Medifast and formulated the “Direct to Consumer” business models that are the primary drivers of Revenue to this day. He also was the co-founder of Take Shape for Life and acquired the Clinic operations in 2002. During his time as CEO, he managed the company to 29 consecutive quarters of profits and improved shareholders equity from negative $4 million to over $27 million in less than seven years. He also increased the Company’s market cap from less than $1 million to over $100 million and listed the company on the NYSE. In 2006, Mr. MacDonald received the prestigious and audited Ernst and Young award of “Entrepreneur of the Year” for the state of Maryland in the consumer products category.  Also, he helped lead the Company to national recognition in Forbes Magazine ranking Medifast 28th of the top 200 small companies in America. Mr. MacDonald was previously employed by the Company as its Chief Executive Officer from September 1996 to August 1997. From 1991 through 1994, Colonel MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food, Hospitality and Recreation Businesses for the United States Marine Corps.  Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonneau Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of MacDonald and Associates, which had major financial interests in retail drug, consumer candy, and pilot sunglass companies.  Mr. MacDonald was national president of the Marine Corps Reserve Officers Association and retired from the United States Marine Corps Reserve as a Colonel in 1997, after 27 years of service.  He was appointed and served on the Defense Advisory Board for Employer Support of the Guard and Reserve (ESGR.)   He also served on the Board of Directors of the Baltimore County Chamber of Commerce.  Currently, Mr. MacDonald serves on the Board of Directors of Stevenson University in Maryland, and the Institute of Notre Dame High School, Baltimore, Maryland. He is also the Vice-Chairman of the Board of Directors of the Marine Corps Reserve Toys for Tots Foundation.  Mr. MacDonald is the father of Margaret MacDonald who performs the role of President and Chief Operating Officer at Medifast, Inc.  Mr. Michael C. MacDonald is the brother of Mr. Bradley T. MacDonald.
1996

Michael C. MacDonald, age 56, is senior vice president, operational effectiveness for Xerox Corporation. He leads a corporate initiative to review the company's core functions including marketing, learning, human resources and other key areas to ensure the Company is maximizing the effectiveness of its resources and delivering a solid return on investment. Previously, he was president of global accounts and marketing operations for Xerox Corporation responsible for corporate marketing, xerox.com, advertising, brand, public relations, and corporate communications.  He was named to this position in October 2004 and was appointed a corporate senior vice president in July 2000.  MacDonald is on the board of directors of PAETEC and the Jimmy V Foundation.  Mr. MacDonald completed executive business and management programs at Columbia University in 1992 and the International Senior Management Program at Harvard University in 1998.
1998

Dennis M. McCarthy, age 64, practiced law for 21 years as a civil litigator in tort and contract cases. He was the founding member and managing partner of a Columbus, Ohio based law firm. Additionally, he served active duty in the U.S. Marine Corps for 23 years and served 18 years in reserve service. Mr. McCarthy retired from the Marine Corps in 2005 in the grade of Lieutenant General after four years in command of all Marine Reserve forces. Mr. McCarthy is currently the Executive Director of the Reserve Officers Association, a congressionally chartered association devoted to national defense. In addition to Medifast, he is a member of the Board of Directors of Rivada Networks.
2006

Michael S. McDevitt, age 30, joined Medifast in 2002 as the Controller and was promoted to Vice President of Finance in January 2004. In March 2005, he was promoted to President and in January of 2006 was also named Chief Financial Officer. In March of 2007, Mr. McDevitt was promoted to Chief Executive Officer of the Company. Prior to joining Medifast, Mr. McDevitt worked as a Financial Analyst for the Blackstone Group, an investment advisory firm based in New York, NY.	2007

Jeannette M. Mills, age 42, currently serving as senior vice president with the Baltimore Gas and Electric Company, a subsidiary of Constellation Energy. A Baltimore, Md. native, Mills earned her Bachelor of Science in Electrical Engineering from Virginia Polytechnic Institute (Virginia Tech) and she currently serves on the Advisory Board of the Bradley Department of Electrical and Computer Engineering. In 2006, Mills earned her Masters of Business Administration from Loyola College. Ms. Mills also works in the community includes serving as Chair of the Board of Directors for Voices for Children, Howard County's Court Appointed Special Advocate Program. Additionally, she serves on the Board of the Creative Alliance, a Program that builds communities by bringing together artists and audiences from diverse backgrounds to experience spectacular arts programs and engage in the creative process.
2008

Donald F. Reilly, OSA, age 61, holds a Doctorate in Ministry (Counseling) from New York Theological and an M.A. from Washington Theological Union as well as a B.A. from Villanova University. Reverend Don Reilly was ordained a priest in 1974. His assignments included Associate Pastor, Pastor at St. Denis, Havertown, Pennsylvania, Staff at Villanova University, Personnel Director of the Augustinian Province of St. Thomas of Villanova, Provincial Counselor, Co-Founder of SILOAM Ministries where he ministers and counsels HIV/AIDS patients and caregivers. He is currently on the Board of Directors of Villanova University.  He also serves on the Board of Trustees of Merrimack College, MA, St. Augustine Prep, NJ, and Malvern Prep, PA.  Fr. Reilly was recently re-elected Provincial of the Augustinian Order at Villanova, PA.  He oversees more than 220 Augustinian Friars and their service to the Church, teaching at universities and high schools, ministering to parishes, serving as chaplain in the Armed Forces and hospitals, ministering to AIDS victims, and serving missions in Japan, Peru, and South Africa.
1998

Margaret MacDonald–Sheetz, age 31, joined Medifast in 2000 as the Director of Sales and Administration. In 2002, she was promoted to VP of Operations and in 2004 promoted to Senior VP of Operations. In May of 2006, Ms. MacDonald received an Executive MBA from Loyola University. In March 2007, she was promoted to President and Chief Operating Officer of Medifast Inc.	2008

Mary T. Travis, age 57, is currently employed with Eagle National Bank in Pennsylvania as the Senior Vice President of wholesale operations and was formerly the Vice President of operations for the Financial Mortgage Corporation.  Mrs. Travis is an expert in mortgage banking with over 40 years of diversified experience.  She is an approved instructor of the Mortgage Bankers Association Accredited School of Mortgage Banking.  Mrs. Travis was also formally a delegate and 2nd Vice President of the Mortgage Bankers Association of Greater Philadelphia and the Board of Governors of the State of Pennsylvania.  Mrs. Travis is currently on Board of Governors of the Mortgage Bankers Association of Greater Philadelphia.
2002

ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES

Director Independence

The Board consists of 12 members of which 9 are non-management directors.   Determination as to the qualifications of an independent directors are determined under section 303A.02 of the New York Stock Exchange, or the NYSE, Listed Company Manual and the Company’s Categorical Standards of Independence. The NYSE’s independence guidelines and the Company’s categorical standards include a series of objective tests, such as the director is not an employee of the Company and has not engaged in various types of business dealings involving the Company, which would prevent a director from being independent. The Board of Directors has affirmatively determined that none of the Company’s independent directors had any relationships with the Company.

The Board, in applying the above referenced standards has affirmatively determined the Company’s current independent directors are:  Barry B. Bondroff, Joseph D. Calderone, Charles P. Connolly, George J. Lavin, Jr. Esq., Dennis M. McCarthy, Jeannette M. Mills, Donald F. Reilly, and Mary T. Travis.

 Board Meetings

For the fiscal year ended December 31, 2008 (“Fiscal 2008”), the Board of Directors held five meetings. All Board members attended at least 75% of the aggregate number of Board meetings and applicable committee meetings held while such individuals were serving on the Board of Directors, or such committees. Under the Company’s Principles of Corporate Governance, which is available on the Company’s website www.choosemedifast.com, by following the link through “Investor Relations” to “Corporate Governance,” each director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including attending meetings of the shareholders of the Company, the Board of Directors and committees of which he or she is a member.  Twelve directors attended the 2008 annual general meeting.

 Committees of the Board

 Our Board of Directors has a standing audit committee, nominating and corporate governance committee, compensation committee, and executive committee.

Audit Committee

 Our audit committee consists of Barry B. Bondroff, Charles P. Connolly, George J. Lavin, and Mary T. Travis, each of whom are independent as discussed above under “Director Independence.” As required by Rule 303A.07 of the NYSE Listed Company Manual, the Board of Directors has affirmatively determined that each audit committee member is financially literate, and that Mr. Connolly is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.
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

 Our Board of Directors has adopted a written charter for the audit committee which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance.”  In fiscal 2008, the audit committee met four times.

 Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Joseph D. Calderone, Jeannette M. Mills, Donald F. Reilly, and George J. Lavin, all of whom are  independent as discussed above under “— Director Independence.”

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

Our Board of Directors has adopted a written charter for the nominating and corporate governance committee, which is available on the Company’s website at www.choosemedifast.com  by following the links through “Investor Relations” to “Corporate Governance” or in print to any shareholder who requests it as set forth under “Additional Information — Annual Report, Financial and Additional Information.” In fiscal 2008, the nominating and corporate governance committee met four times.

Compensation Committee

 The compensation committee currently consists of Joseph D. Calderone, Dennis M. McCarthy, Esq. Jeannette M. Mills, and Mary T. Travis, all of whom were independent as discussed above under “— Director Independence.”

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

 Our Board of Directors has adopted a written charter for the compensation committee which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance.”  In fiscal 2008, the compensation committee met four times.

Executive Committee

Messrs. Bradley T. MacDonald, Michael C. MacDonald, Michael S. McDevitt, Dennis M. McCarthy, Esq., and Jeannette M. Mills are members of the Executive Committee.  The Executive Committee has all the authority of the Board of Directors, except with respect to certain matters that by statute may not be delegated by the Board of Directors.  The Committee meets periodically during the year to develop and review strategic operational and management polices for the Company.  The Committee held two meetings during fiscal 2008.

ADDITIONAL INFORMATION

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of equity securities of the Company. Directors, officers and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them.  In 2008, to the Company’s knowledge, based solely on a review of the copies of such filings on file with the Company and written representations from the Company’s directors and executive officers, no Section 16(a) filing requirements were applicable to the Company’s directors, executive officers and greater-than-ten-percent beneficial owners in fiscal 2008.

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

Throughout this discussion, the individuals who served as our CEO, CFO, and President during Fiscal 2008, as well as the other individuals included in the Summary Compensation Table on page 35, are referred to as the “named executive officers.”

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

Equity Compensation

Stock option and restricted stock awards principally reflect the responsibilities to be assumed by each executive in the upcoming fiscal year, the responsibilities of each executive in prior periods, the size of awards made to each executive in prior years relative to the Company’s overall performance, available stock for issuance under our Option Plan, and potential grants in future years. The Committee believes that stock option and restricted stock grants (1) align the interests of executives with long-term stockholder interests, (2) give executives a significant, long-term interest in the Company’s success, and (3) help retain key executives in a competitive market for executive talent.  The Company does not intend to issue stock options as part of compensation in 2009 and beyond.

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

 2008 Summary Compensation Table

 The following table sets forth the annual and long-term compensation for the fiscal year ended December 31, 2008, of the Company’s Chief Executive Officer and Chief Financial Officer and each of the three other most highly compensated executive officers. These individuals, including the Chief Executive Officer and Chief Financial Officer are collectively referred to as the Named Executive Officers.

		Salary	Stock Awards	Option Awards	Bonus	Nonqualified Deferred Compensation Contributions	All Other	Total
Name and Pricipal Position	Year	($)	($)(1)	($)(1)	($)(2)	($)	($)(3)	($)
Bradley T. MacDonald	2008	$225,000	107,000	-	-	$100,000	$6,700	$438,700
Chairman of the Board
Michael S. McDevitt	2008	135,000	450,000	-	75,000		2,700	662,700
Chief Executive and CFO
Leo V. Williams	2008	132,500	-	-	25,000		2,900	160,400
Executive Vice President
Margaret MacDonald - Sheetz	2008	100,000	372,000	-	50,000		3,000	525,000
Chief Operating Officer, President
Brendan N. Connors	2008	99,000	101,000	-	20,000		3,000	223,000
VP of Finance

(1)
Amounts are calculated based on provisions of SFAS, No 123R, “Share Based Payments.” See note 2 of the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 regarding assumptions underlying valuation of equity awards.

(2)	Bonus amounts determined as more specifically discussed above under “—Compensation Discussion and Analysis”
(3)	The amounts represent the Company’s matching contributions under the 401(K) plan.

2008 Grants of Plan-Based Awards

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

The Medifast Board of Directors on July 24, 2008 approved restricted common stock grants to the Named Executives with a 5 year vesting period, beginning on the grant date.  Named Executive Officers were granted 425,000 shares of restricted common stock to retain their services over the next five years, reward their efforts in the participation of the successful succession and transition of the company operations to the new senior management team, and incentivize continued sales and profit growth in accordance with targets set by the Board of Directors.

The Medifast Board of Directors on November 24, 2008 approved restricted common stock grants to key executives as a 2008 performance bonus for exceeding internal sales and profit forecasts.  Key executives were granted 150,000 shares of restricted common stock over a five year vesting period, beginning on January 1, 2009.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise	Option Expiration	Number Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity incentive Plan Awards: Number of Unearned Shares, Units or Other rights	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested
	Exercisable	Un-Exercisable	Price ($)	Date	Vested (#)(1)	($)(2)	(#)	($)
Bradley T. MacDonald
Chairman of the Board	-	-	-		107,000	590,640	-	-
Michael S. McDevitt
Chief Executive Officer, CFO	100,000	-	2.87	3/31/2010	307,085	1,695,109	-	-
Leo V. Williams
Executive Vice President	10,000	-	3.83	10/28/2010	-	-	-	-
Margaret MacDonald - Sheetz
Chief Operating Officer, President	-	-	-		255,000	1,407,600	-	-
Brendan N. Connors
VP of Finance	23,334	-	2.87	3/31/2010	83,000	458,160	-	-

Each option has a five year life and an exercise price per share equal to 100% of the estimated fair value of our common stock on the date of grant.

(1)	The restricted stock grants vest over five and six years of service as described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards”

(2)	The market value of shares of stock that have not vested is based on the closing price of our common stock on December 31, 2008, or $5.52 per share.

2008 Option Exercises and Stock Vested Table

The following table sets forth information regarding option exercises and stock vesting for the Named Executive Officers during 2008.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)(1)	(#)	($)(2)
Bradley T. MacDonald		-	-	-
Executive Chairman of the Board	-	-	20,000	107,400

Michael S. McDevitt	-	-	15,000	81,000
Chief Executive Officer, CFO	-	-	33,333	208,331
			30,000	161,100

Leo V. Williams	-	-	-	-
Executive Vice President	-	-	-	-

Margaret MacDonald - Sheetz	-	-	15,000	81,000
Chief Operating Officer, President	-	-	25,000	156,250
			25,000	134,250

Brendan N. Connors			3,000	16,200
VP of Finance	-	-	5,000	31,250
			10,000	53,700

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise, multiplied by the number of options exercised.
(2)	Represents the number of restricted shares vested, and the number of shares vested multiplied by the fair market value of the common stock on the vesting date.

Equity Compensation Plan Information at Fiscal Year Ended December 31, 2008

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	223,334	(1)	$3.65	1,229,166
Equity compensation plans not approved by security holders	-		-	-

(1)	Consists of 143,334 shares of common stock issuable upon the exercise of outstanding options and 80,000 shares of common stock issuable upon the exercise of outstanding warrants.

2008 Non-Qualified Deferred Compensation Table

The following table sets forth all non-qualified deferred compensation of the Named Executive Officers for the fiscal year ended December 31, 2008.

	Executive Contributions in Last FY	Company Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
	($)	($)(1)	($)	($)	($)
Bradley T. MacDonald		$100,000	(381,000)	$0	$792,000
Chairman of the Board
Michael S. McDevitt	-	-	-	-	-
Chief Executive Officer, CFO
Leo V. Williams	-	-	-	-	-
Executive Vice President
Margaret MacDonald - Sheetz	-	-	-	-	-
Chief Operating Officer, President
Brendan N. Connors	-	-	-	-	-
VP of Finance

(1)	All amounts are reported in compensation on the “2008 Summary Compensation Table”

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

In 2008, the Company made a $100,000 contribution to Bradley MacDonald’s deferred compensation plan as a performance bonus.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

We have entered into employment agreements with certain Named Executive Officers, certain terms of which are summarized below.

Bradley T. MacDonald.   Mr. MacDonald entered into a five year employment agreement effective February 8, 2006.  Mr. MacDonald was granted 100,000 options over a five year vesting period beginning on February 8, 2007 in consideration for his five year commitment and to align his interest with the interests of long-term shareholders On January 25, 2008, the Board of Directors modified Bradley T. MacDonald’s compensation package for his role in the succession plan and business development initiatives as outlined in the December 31, 2006 10-K.  The Board cancelled the 100,000 options granted to Mr. MacDonald on February 8, 2006 and replaced them with a restricted stock grant of 42,000 shares.  The restricted shares will vest over a period of 3 years beginning on January 25, 2009. Upon termination of Mr. MacDonald’s employment by the Company without cause, or upon his resignation for good reason, he would be entitled to receive an amount equal to one and a half times the sum of his highest annualized salary payable in equal monthly installments 30 days after his termination of employment for a period of one year.

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

Margaret MacDonald - Sheetz.  Ms. MacDonald - Sheetz entered into a six year employment agreement effective February 8, 2006.  Ms. MacDonald - Sheetz was granted 150,000 shares of Medifast, Inc. restricted common stock over a six year vesting period beginning on February 8, 2006 in consideration for his six year commitment and to align her interests with the interests of long-term shareholders.  Upon termination of Ms. MacDonald - Sheetz’s employment by the Company without cause, or upon her resignation for good reason, she would be entitled to receive an amount equal to one and a half times the sum of his highest annualized salary payable in equal monthly installments 30 days after her termination of employment for a period of one year.

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

Potential Payments upon Termination or Change in Control

As of December 31, 2008, the Company had entered into employment agreements with each of the Named Executive Officers. As described in more detail above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards”  The employment agreements with the Named Executive Officers generally provide for the payment of benefits if the executive’s employment with the Company is terminated either by the Company without Cause or by the executive for Good Reason. The employment agreements with the Named Executive Officers do not provide for any additional payments or benefits upon a termination of employment by the Company for Cause, upon the executive’s resignation other for Good Reason, as applicable, or upon the executive’s death or disability.   Upon termination by the Company without cause, or upon his or her resignation for good reason, all of the Named Executive officers are entitled to receive an amount equal to one and a half times his or her highest annualized base salary payable in equal monthly installments 30 days after his or her termination of employment.  If a named executive had been terminated without cause on December 31, 2008 they would have received the following amounts:

Severance ($) (1)
Bradley T. MacDonald	$337,500
Michael S. McDevitt	$202,500
Margaret MacDonald - Sheetz	$150,000
Brendan N. Connors	$148,500

(1) Based on 2008 salary

If there were a change in control, which is defined as a sale of the majority of the assets of the company or a change of control of the Board of Directors as a result of a third party shareholder acquiring or holding over 10% of the common stock and attempting to nominate a majority of the Board of Directors in favor of his/her shareholder block, the executives would have received the following amounts as of December 31, 2008:

	Severance ($)(1)	Accelerated Vesting of Stock Awards ($)(2)	Total
Bradley T. MacDonald	$337,500	$590,640	$928,140
Michael S. McDevitt	202,500	1,695,109	1,897,609
Margaret MacDonald - Sheetz	150,000	1,407,600	1,557,600
Brendan N. Connors	148,500	458,160	606,660

(1)	Based on 2008 salary.
(2)
Accelerated vesting of stock awards were based on NYSE close price of the Common Shares on December 31, 2008 of $5.52 per share, and for option awards the difference between $5.52 and the exercise or base price of the award.

2008 Director Compensation

 The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

Barry B. Bondroff	$-	$5,370					$5,370
Joseph D. Calderone, OSA	-	21,570	-	-	-	-	26,940
Charles P. Connolly	16,000	21,570	-	-	-	-	37,570
George Lavin, Jr., Esq.	-	21,570	-	-	-	-	21,570
Michael C. MacDonald	-	21,570	-	-	-	-	26,940
Dennis M. McCarthy	-	21,570	-	-	-	-	21,570
Jeannette M. Mills		5,370					5,370
Rev. Donald F. Reilly, OSA	-	21,570	-	-	-	-	26,940
Mary T. Travis	-	21,570	-	-	-	-	26,940

Employee Directors do not receive any additional compensation for their services as director.

Additional fees are paid to the Audit Committee Chairman.  In 2008, the Chairman received an additional $16,000 in cash compensation.

(1)
Amounts are calculated based on provisions of Statement of Financial Accounting Standards, or SFAS, No 123R, “Share Based Payments.” See note 2 of the consolidated financial statement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 regarding assumptions underlying valuation of equity awards.

The table below summarizes the equity based awards held by the Company’s non-employee directors as of December 31, 2008.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise	Option Expiration	Number Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that have not Vested
	Exercisable	Un-Exercisable	Price ($)	Date	Vested (#)	($)
Barry B. Bondroff	-	-	-	-	5,000	27,600
Joseph D. Calderone, OSA	-	-	-	-	14,000	77,280
Charles P. Connolly	-	-	-	-	9,000	49,680
George J. Lavin, Jr., Esq.	-	-	-	-	9,000	49,680
Michael C. MacDonald	-	-	-	-	14,000	77,280
Dennis M. McCarthy	-	-	-	-	9,000	49,680
Jeannette M. Mills	-	-	-	-	5,000	27,600
Rev. Donald F. Reilly, OSA	-	-	-	-	15,000	82,800
Mary T. Travis	-	-	-	-	15,000	82,800

The Medifast Board of Directors on July 24, 2008 approved restricted common stock grants to Board members with a 5 year vesting period, beginning on the grant date.  The grant was to tenured Board members that successfully implemented the Senior Management Succession Plan over the last four years through advice, counsel, and mentorship.  A total of 55,000 shares of restricted common stock were granted to tenured Directors.

The Medifast Board of Directors on November 24, 2008 approved restricted common stock grants to key executives and Board members as a 2008 performance bonus for exceeding internal sales and profit forecasts.   Non-management Board members were each granted 5,000 shares of restricted common stock vesting over two years, beginning on January 1, 2009.

Compensation Committee Report

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in this Form 10-K. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included on the Form 10-K for the year-ended December 31, 2008.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Mary T. Travis, Chairman
Joseph D. Calderone
Dennis M. McCarthy, Esq.
Jeannette M. Mills

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows as of December 31, 2008, the amount and percentage of our outstanding common stock beneficially owned by each person who is known by us to beneficially own more than 5% of our outstanding common stock.

Name and Address of 5% Beneficial Owner	Shares Beneficially Owned (1)	Percent of Outstanding Common Stock

Renaissance Technologies, LLC and James H. Simons 800 Third Avenue New York, NY 10022	732,700	5.0%

Berg and Berg Enterprises, LLC 10050 Bandley Drive Cupertino, CA 94014	900,480	6.2%

The following table shows as of March 13, 2009 the amount and percentage of our outstanding common stock beneficially owned (unless otherwise indicated) by each of our (i) directors and nominees for directors, (ii) Named Executive Officers and (iii) our directors, nominees for director and executive officers as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)(2)	Shares Acquirable Within 60 days (3)	Percent of Outstanding Common Stock (%)

Bradley T. MacDonald (4)	903,550	-	6.19%
Michael S. McDevitt	399,784	-	2.74%
Margaret MacDonald	252,900	-	1.73%
Brendan N. Connors, CPA	81,509		0.56%
Donald F. Reilly	67,183	-	*
Michael C. MacDonald	63,697	-	*
Charles P. Connolly	29,075	-	*
Mary T.Travis	29,033	-	*
Joseph D. Calderone, OSA	17,700	-	*
Dennis M. McCarthy, Esq.	13,075	-	*
Leo V. Williams	11,770	-	*
George J. Lavin, Jr., Esq.	10,700	-	*
Barry B. Bondroff, CPA	3,500	-	*
Jeannette M. Mills	3,500	-	*

All directors, nominees for directors and executive officers as a group	1,886,976	-	12.94%
(14 persons)

*	Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Under those rules and for purposes of the table above (a) if a person has decision making power over either the voting or the disposition of any shares, that person is generally deemed to be a beneficial owner of those shares; (b) if two or more persons have decision making power over either the voting or the disposition of any shares, they will be deemed to share beneficial ownership of those shares, in which case the same shares will be included in share ownership totals for each of those persons; and (c) if a person held options to purchase shares that were exercisable on, or became exercisable within 60 days of, March 13, 2009, that person will be deemed to be the beneficial owner of those shares and those shares (but not shares that are subject to options held by any other stockholder) will be deemed to be outstanding for purposes of computing the percentage of the outstanding shares that are beneficially owned by that person. Information supplied by officers and directors.

(2)	Unless otherwise noted, reflects the number of shares that could be purchased by exercise of options available at March 13, 2009, or within 60 days thereafter under our stock option plans.

(3)
The shares set forth as beneficially owned by Mr. Bradley T. MacDonald include 396,402 shares owned by his wife Shirley MacDonald, and 65,667 shares owned by the MacDonald Family Trust.  His daughter, Margaret MacDonald, beneficially owns 252,900 shares which added to Bradley T. MacDonald’s 903,550 beneficially owned shares results in 1,156,450 shares owned by the MacDonald family.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2008, there were no related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accountants for Fiscal 2008 and 2007

 The following services were provided by Bagell, Josephs, Levine & Co during fiscal 2008 and 2007:

	2008	2007

Audit Fees(1)	$154,000	$199,000
Tax fees(2)	29,000	30,000
All other fees	-	-

Total	$183,000	$229,000

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

See Index to the Consolidated Financial Statements on page 47 of this Annual Report

2.       Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3.       Exhibits

Reference is made to the Exhibit Index on page 47 of this Annual Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.

MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Medifast, Inc.
Owing Mills, Maryland 21117

We have audited the accompanying consolidated balance sheets of Medifast, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and accumulated other comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008.  Medifast, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medifast, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/Bagell, Josephs, Levine & Company, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

March 6, 2009

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$1,841,000	$2,195,000
Accounts receivable-net of allowance for doubtful accounts of $100,000	448,000	493,000
Inventory	13,856,000	9,181,000
Investment securities	1,099,000	1,439,000
Deferred compensation	531,000	814,000
Prepaid expenses and other current assets	2,034,000	2,727,000
Prepaid income tax	1,131,000	-
Note receivable - current	180,000	180,000
Current portion of deferred tax asset	100,000	100,000
Total current assets	21,220,000	17,129,000

Property, plant and equipment - net	21,709,000	17,031,000
Trademarks and intangibles - net	5,547,000	7,356,000
Deferred tax asset, net of current portion	1,131,000	897,000
Note receivable, net of current assets	1,080,000	1,212,000
Other assets	350,000	99,000

TOTAL ASSETS	$51,037,000	$43,724,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,130,000	$4,279,000
Income taxes payable	-	592,000
Line of credit	3,164,000	1,599,000
Current maturities of long-term debt	257,000	264,000
Total current liabilities	8,551,000	6,734,000

Other liabilities
Long-term debt, net of current portion	4,313,000	4,570,000
Total liabilities	12,864,000	11,304,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized; 14,585,960 and 13,709,098 shares issued and outstanding	15,000	14,000
Additional paid-in capital	30,787,000	26,953,000
Accumulated other comprehensive income (loss)	(389,000)	321,000
Retained earnings	15,253,000	9,818,000
	45,666,000	37,106,000
Less: cost of 272,192 and 270,534 shares of common stock in treasury	(1,956,000)	(1,971,000)
Less: Unearned compensation	(5,537,000)	(2,715,000)
Total stockholders' equity	38,173,000	32,420,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,037,000	$43,724,000

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
			(Restated)
	2008	2007	2006

Revenue	$105,445,000	$83,779,000	$74,086,000
Cost of sales	(25,332,000)	(21,464,000)	(18,237,000)
Gross profit	80,113,000	62,315,000	55,849,000

Selling, general, and administration	(71,914,000)	(56,600,000)	(48,468,000)

Income from operations	8,199,000	5,715,000	7,381,000

Other income (expense):
Interest expense	(366,000)	(387,000)	(369,000)
Interest income	149,000	105,000	175,000
Other income (expense)	(132,000)	110,000	276,000
	(349,000)	(172,000)	82,000

Income before provision for income taxes	7,850,000	5,543,000	7,463,000
Provision for income taxes	(2,415,000)	(1,706,000)	(2,307,000)

Net income attributable to common shareholders	$5,435,000	$3,837,000	$5,156,000

Basic earnings per share	$0.41	$0.30	$0.41
Diluted earnings per share	$0.38	$0.28	$0.38

Weighted average shares outstanding -
Basic	13,126,534	12,960,930	12,699,066
Diluted	14,329,525	13,644,149	13,482,894

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT  OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2008, 2007, and 2006

	(Restated)
	Common Stock
		Par Value	Additional		Accumulated
	Number	$0.001	Paid-In	Retained	other comp		Treasury	Unearned
	of Shares	Amount	Capital	Earnings	income/(loss)	Total	Stock	Compensation

Balance, December 31, 2005	12,782,791	$13,000	$21,759,000	$825,000	$282,000	$22,879,000	$(1,075,000)	$(107,000)

Warrants converted to common stock	142,810	200	762,000			762,200	(137,000)
Common stock issued to Directors	10,750	100	69,000			69,100
Common stock issued to consultants	2,500	100	17,000			17,100
Dividend paid in stock
Options excercised to common stock	128,047	100	240,000			240,100	(490,000)
Options granted to CEO			383,000			383,000		(383,000)
FASB 123R vesting			41,000			41,000
Shares issued to executives with 5 & 6 year vesting period	565,000	600	3,374,000			3,374,600		(3,374,000)
Vesting of unearned compensation								508,000
Treasury shares issued to employees		(100)	(16,000)			(16,100)	16,000
Net income				5,156,000	52,000	5,208,000
Balance, December 31, 2006	13,631,898	14,000	26,629,000	5,981,000	334,000	32,958,000	(1,686,000)	(3,356,000)

Warrants converted to common stock	40,000	100	192,000			192,100
Common stock issued to Directors	9,700	100	31,000			31,100
Options excercised to common stock	27,500	100	24,000			24,100
FASB 123R vesting			101,000			101,000
Vesting of unearned compensation								641,000
Repurchase of treasury stock							(309,000)
Treasury shares issued to employees		(300)	(24,000)			(24,300)	24,000
Net income				3,837,000	(13,000)	3,824,000
Balance, December 31, 2007	13,709,098	$14,000	$26,953,000	$9,818,000	$321,000	$37,106,000	$(1,971,000)	$(2,715,000)

Common stock issued to Directors	37,000	100	152,000			152,100
Options excercised to common stock	61,112	100	72,000			72,100	(43,000)
Shares issued to Executives and Directors with 2 to 5 year vesting	736,750	700	3,493,000			3,493,000		(3,493,000)
Vesting of unearned compensation to executives and directors								852,000
Cancellation of options and reissuance of restricted shares	42,000	100	105,000			105,800		(182,000)
Treasury shares issued in legal settlement			12,000			12,000	58,000
Net income				5,435,000	(710,000)	4,725,000

Balance, December 31, 2008	14,585,960	$15,000	$30,787,000	$15,253,000	$(389,000)	$45,666,000	$(1,956,000)	$(5,538,000)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Audited)	(Audited)	(Restated)
Cash flows from operating activities:
Net income	$5,435,000	$3,837,000	$5,156,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	4,574,000	3,471,000	2,271,000
Realized(gain) loss on investment securities	216,000	103,000	(79,000)
Loss on sale of Consumer Choice Systems			323,000
Common stock issued for services	152,000	31,000	86,000
Treasury stock issued in legal settlement	70,000	-	-
Stock options vested during period	-	100,000	40,000
Stock options cancelled during period	(77,000)	-	-
Excess tax benefits from share-based payment arrangements	-	39,000	16,000
Vesting of unearned compensation	852,000	641,000	509,000
Net change in other comprehensive (loss) income	(711,000)	(13,000)	52,000
Deferred income taxes	(234,000)	(390,000)	(597,000)
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	43,000	(43,000)	379,000
(Increase) in inventory	(4,675,000)	(926,000)	(3,138,000)
(Increase) Decrease in prepaid expenses & other current assets	693,000	(128,000)	675,000
(Increase) Decrease in deferred compensation	282,000	(140,000)	(148,000)
(Increase) in prepaid taxes	(1,131,000)	-	-
(Increase) Decrease in other assets	(251,000)	(52,000)	13,000
Increase in accounts payable and accrued expenses	850,000	1,367,000	651,000
Increase (Decrease) in income taxes payable	(592,000)	57,000	(364,000)
Net cash provided by operating activities	5,496,000	7,954,000	5,845,000
Cash Flow from Investing Activities:
Sale of investment securities, net	129,000	(4,000)	1,237,000
(Purchase) of property and equipment	(7,429,000)	(5,151,000)	(5,557,000)
(Purchase) of intangible assets	(13,000)	(2,814,000)	(2,427,000)
Net cash (used in) investing activities	(7,313,000)	(7,969,000)	(6,747,000)
Cash Flow from Financing Activities:
Issuance of common stock, options and warrants	30,000	216,000	795,000
(Repayment) of long-term debt, net	(264,000)	(586,000)	(481,000)
Increase in line of credit	1,565,000	1,706,000	623,000
Decrease in note receivable	132,000	137,000	-
Excess tax benefits from share-based payment arrangements	-	(39,000)	(14,000)
(Purchase) of treasury stock	-	(309,000)	(420,000)
Net cash provided by financing activities	1,463,000	1,125,000	503,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(354,000)	1,110,000	- (399,000)
Cash and cash equivalents - beginning of the year	2,195,000	1,085,000	1,484,000
Cash and cash equivalents - end of year	$1,841,000	$2,195,000	$1,085,000

Supplemental disclosure of cash flow information:
Interest paid	$367,000	$387,000	369,000
Income taxes	$3,661,000	$1,790,000	$3,403,000

Supplemental disclosure of non cash activity:
Common stock issued to Directors over 6-year vesting period	$852,000	$-	$3,373,000
Options vested during period	$-	$100,000	$40,000
Options cancelled during period	$77,000	$-
Common stock issued for services	$152,000	$31,000	$86,000
Common shares issued for options or warrants	$30,000	$-	$591,000
Treasury stock issued in legal settlement	$70,000	$-	$-
Line of credit converted to long-term debt	$-	$2,156,000	$-

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

	Years Ended December 31,
			(Restated)
	2008	2007	2006

Supplemental disclosure of non cash activity:
Sale of Consumer Choice Systems
Inventory	$-	$-	$358,000
Accounts Receivable	-	-	131,000
Intangible assets, net	-	-	1,337,000
Note receivable	-	-	(1,503,000)
Loss on sale of Consumer Choice Systems	-	-	(323,000)
	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Medifast, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, 2006

1.  BACKGROUND

Nature of the Business

Medifast, Inc. (the "Company” or “Medifast” is a Delaware corporation, incorporated in 1980. The Company’s operations are primarily conducted through six of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc. ("Jason"), Take Shape for Life, Inc. (“TSFL”), Jason Enterprises, Inc., Jason Properties, LLC and Seven Crondall, LLC, and Medifast Franchise Systems.  The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products.  Medifast, Inc.’s product lines include weight and disease management, and meal replacement products manufactured in a modern, FDA approved facility in Owings Mills, Maryland.

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

2.  Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Take Shape For Life, Inc., Seven Crondall Associates, LLC, Jason Properties, LLC Medifast Franchise Systems, and  Jason Enterprises, Inc. All inter-company accounts have been eliminated.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flow, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  At December 31, 2008, the Company had $923,000 in miscellaneous short-term investments through Merrill Lynch that are considered cash equivalents due to terms of maturity, and $918,000 in operating checking accounts.

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

Advertising

Advertising costs such as preparation, layout, design and production of advertising are deferred.  They are expensed when the advertisement is first used, except for the costs of executory contracts, which are amortized as performance under the contract is received.  Advertising costs deferred at December 31, 2008 and 2007, were $557,000 and $1,014,000 respectively.  Advertising expense for the years ended December 31, 2008, 2007, and 2006 amounted to $17,800,000, $18,400,000, and $14,300,000, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, certificates of deposit, investment securities and trade receivables.  Cash, money markets and investments exceed the federal insurance coverage by $944,000 and $1,551,000 respectively.  The Company securities at December 31, 2008 and 2007, include amounts deposited with multiple financial institutions. The Company markets its products primarily to medical professionals, clinics, and Internet medical sales and has no substantial concentrations of credit risk in its trade receivables.

As of December 31, 2008 the Company had two customers that individually represented over 10% of the accounts receivable and in the aggregate, approximately 43% of the accounts receivable. In 2007, the Company had three customers that individually represented over 10% of the accounts receivable and in the aggregate, approximately 70% of the accounts receivable.

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

The Medifast Board of Directors on November 24, 2008 approved restricted common stock grants to key executives and Board members as a 2008 performance bonus for exceeding internal sales and profit forecasts.  Key executives were granted 150,000 shares of restricted common stock over a five year vesting period, beginning on January 1, 2009.  Non-management Board members were each granted 5,000 shares of restricted common stock vesting over two years, beginning on January 1, 2009.

Unearned compensation represents shares issued to executives that will be vested over a 5-6 year period.  These shares will be amortized over the vesting period in accordance with FASB 123(R).  The expense related to the vesting of unearned compensation was $852,000 and $641,000 at December 31, 2008 and December 31, 2007, respectively.   Expense related to vesting of options under FASB 123R was $0, $100,000, and $40,000 at December 31, 2008, 2007, and 2006, respectively.

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

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

	Years Ended December 31,
	2008	2007	2006
			(Restated)
Net income:
As reported	$5,435,000	$3,837,000	$5,156,000
Add: Stock-based employee compensation expense included in net income, net of related tax effects	-	61,000	24,000

Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	-	(61,000)	(24,000)

Net income, pro forma	$5,435,000	$3,837,000	$5,156,000

Net income per share:
as reported:
Basic	$0.41	$0.30	$0.41
Diluted	$0.38	$0.28	$0.38
Pro forma:
Basic	$0.41	$0.30	$0.41
Diluted	$0.38	$0.28	$0.38

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

For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.71	0.54	0.70
Risk-free interest rate	1.0%	4.0%	4.50%
Expected life in years	1-5	1-5	1-5

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

        The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's consolidated financial statements. See Note 15 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

        On January 1, 2008 (the first day of fiscal 2008), the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's Consolidated Financial Statements as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

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

In addition, the Company has acquired other intangible assets, which include: customer lists, non-compete agreements, trademarks, patents, and copyrights.  The non-compete agreements were fully amortized as of December 31, 2007.  The customer lists are being amortized over a period ranging between 5 and 7 years based on management’s best estimate of the expected benefits to be consumed or otherwise used up.  The costs of patents and copyrights are amortized over 5 and 7 years based on their estimated useful life, while trademarks representing brands with an infinite life, and are carried at cost and tested annually for impairment as outlined below.  Goodwill and other intangible assets are tested annually for impairment in the fourth quarter, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  The Company assesses the recoverability of its goodwill and other intangible assets by comparing the projected undiscounted net cash flows associated with the related asset, over their remaining lives, in comparison to their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities.  The Company presents comprehensive income in its consolidated statements of stockholders equity.

Reclassifications

Certain amounts for the years ended December 31, 2007 and 2006 have been reclassified to conform to the presentation of the December 31, 2008 amounts.  The reclassifications have no effect on net income for the years ended December 31, 2007 and 2006.

3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITES

The following summarizes cash, cash equivalents, and marketable securities:

	Cost	Accrued interest	Fair value
Cash and cash equivalents
Demand deposits	$918,000	$-	$918,000
Money market accounts	923,000	-	923,000
December 31, 2008	$1,841,000	$-	$1,841,000
Investment Securities
Investment Securities	$1,088,000	$11,000	$1,099,000
December 31, 2008	$1,088,000	$11,000	$1,099,000
Cash and cash equivalents
Demand deposits	$971,000	$-	$971,000
Money market accounts	1,224,000	-	1,224,000
December 31, 2007	$2,195,000	$-	$2,195,000
Investment Securities
Investment Securities	$1,428,000	$11,000	$1,439,000
December 31, 2007	$1,428,000	$11,000	$1,439,000

The Company had a net unrealized loss of $711,000 as of December 31, 2008, a net unrealized loss of $13,000 as of December 31, 2007, and a net unrealized gain of $52,000 as of December 31, 2006.  The Company had a realized loss of $216,000, realized loss of $103,000 and realized gain of $79,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

4. INVENTORY

Inventory consists of the following at December 31, 2008 and 2007:

	2008	2007
Raw materials	$2,810,000	$2,136,000
Packaging	2,234,000	2,656,000
Finished goods	8,812,000	4,389,000
Total	$13,856,000	$9,181,000

5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expense and other current assets as of December 31, 2008 and 2007, consist of the following:

	2008	2007

Marketing and advertising	$1,531,000	$1,978,000
Supplies	413,000	377,000
Insurance	90,000	353,000
Other	-	19,000

	$2,034,000	$2,727,000

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2008 and 2007, consist of the following:

	2008	2007
Land	$650,000	$650,000
Building and building improvements	8,603,000	7,949,000
Equipment and fixtures	21,810,000	15,093,000
Vehicle	43,000	43,000
	31,106,000	23,735,000
Less accumulated depreciation and amortization	9,397,000	6,704,000
Property, plant and equipment - net	$21,709,000	$17,031,000

Substantially all of the Company's property, plant and equipment are pledged as collateral for various loans (see Note 12).

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 were $2,751,000, $2,139,000 and $1,072,000, respectively.  In 2007, the Company disposed of assets with an accumulated depreciation of $95,000 relating to the closing of three corporately owned Medifast Weight Control Centers.

7.  TRADEMARKS AND INTANGIBLES

	As of December 31, 2008		As of December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$8,332,000	$4,649,000	$8,332,000	$3,065,000
Non-compete agreements	840,000	840,000	840,000	840,000
Trademarks, patents, and copyrights
finite life	1,640,000	685,000	1,626,000	446,000
infinite life	909,000	-	909,000	-

Total	$11,721,000	$6,174,000	$11,707,000	$4,351,000

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was as follows:

			(Restated)
	2008	2007	2006
Customer lists	$1,584,000	$1,096,000	$774,000
Non-compete agreements	-	-	273,000
Trademarks, patents, and copyrights	239,000	236,000	152,000

Total trademarks and intangibles	$1,823,000	$1,332,000	$1,199,000

On January 17, 2006 the Consumer Choice Systems division of the Company was sold which included the sale of $1,601,000 in gross intangible assets and $265,000 in accumulated amortization.

Amortization expense is included in selling, general and administrative expenses.

The estimated future amortization expense of trademarks and intangible assets is as follows:

For the years ending December 31,	Amount

2009	1,675,000
2010	1,104,000
2011	1,101,000
2012	666,000
2013	57,000

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2008 and 2007 consist of the following:

	2008	2007
Trade payables	$3,658,000	$3,181,000
Accrued payroll and related taxes	168,000	562,000
Sales commissions payable	1,303,000	536,000
Total	$5,130,000	$4,279,000

9.  COMMITMENTS AND CONTINGENCIES

The Company leases office space for Corporate offices as well as twenty-one corporately owned Medifast Weight Control Centers under lease terms ranging from three to five years with leases commencing in 2004, 2005, 2006, 2007 and 2008.  Monthly payments under the Medifast Weight Control Centers leases range in price from $2,000 to $4,200.  The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

The Company leases large commercial printers for our printing operation that supports our sales channels.  The leases extend through December 2012.  The annual lease payments are $399,000, $355,000, $334,000, and $283,000 for the years ended December 31, 2009, 2010, 2011 and 2012, respectively.

The following is a schedule by years of future minimum rental and lease payments required under operating lease that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008:

For the Years Ending
December 31,

2009	$1,325,000
2010	1,174,000
2011	1,110,000
2012	959,000
2013	227,000
Thereafter	-

Total minimum payments required	$4,795,000

Rent expense for the years ended December 31, 2008, 2007, and 2006 was $956,000, $464,000, and $274,000, respectively.

There is no pending or threatened legal action that would have material adverse on the Company’s consolidated financial position, results or operations or cash flows in future years.

10.  INCOME TAXES

Significant components of the income tax benefit for the years ended December 31 are as follows:

			(Restated)
	2008	2007	2006
Current:
Federal	$1,244,000	$926,000	$1,073,000
State	467,000	307,000	327,000
Total Current	$1,711,000	$1,233,000	$1,400,000
Deferred:
Federal	$563,000	$371,000	$786,000
State	141,000	102,000	121,000
Total deferred	704,000	473,000	907,000
Income tax expense	$2,415,000	$1,706,000	$2,307,000

A reconciliation between the provisions for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax benefit in the consolidated statements of income for the years ended December 31 is as follows:

			(Restated)
	2008	2007	2006
Provision at the U.S. federal statutory rate	$2,681,000	$1,884,000	$2,537,000
State taxes, net of federal benefit	473,000	277,000	371,000
Intangible assets	(479,000)	(377,000)	(297,000)
Other temporary differences	-	-	-
Amended tax return refund receivable	(162,000)	-	-
Cost segregation study	-	-	(275,000)
Permanent differences	(98,000)	(78,000)	(29,000)
Income tax expense	$2,415,000	$1,706,000	$2,307,000

Medifast, Inc.’s deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	2008	2007
Deferred tax assets
Intangible assets	$1,106,000	$872,000
Accounts receivable	40,000	40,000
Inventory overhead and write downs	44,000	44,000
Deferred compensation	41,000	41,000
Total deferred tax assets	$1,231,000	$997,000

Deferred Tax Liabilities
Intangible assets	$-	$-
Accounts receivable	-	-
Inventory overhead and write downs	-	-
Total deferred tax liabilities	$-	$-

The 2008 effective income tax rate of 30.8% differed from the federal statutory rate of 34% due to the amortization of intangible assets, timing differences for other temporary and permanent differences, and state income taxes.

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

The following summarizes the stock option activity for the years ended December 31:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	291,300	$4.19	321,579	$3.88	359,727	$2.71
Options granted	-		-		100,000	6.25
Options reinstated	-		-		16,666	6.36
Options exercised	(28,334)	0.50	(27,500)	0.89	(128,147)	(2.11)
Options forfeited or expired	(119,632)	6.39	(2,779)	1.60	(26,667)	(8.36)

Outstanding at end of year	143,334	$3.00	291,300	$4.19	321,579	$3.88
Options exercisable at year end	143,334	$3.00	211,300	$3.35	211,577	$2.77

The weighted average fair value at date of grant for options granted during the year 2006 was $6.25. No stock options were granted in 2007 and 2008.

In 2005, the Company incorrectly cancelled 75,000 options to a former consultant.  The options were correctly added back to the 2006 option schedule above.  The omission from the schedule in prior year had no impact on earnings per share.   During 2007, the former consultant exercised 25,000 options and during 2008 the consultant exercised the remaining 25,000 options.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Contractual	Weighted		Weighted
Range of		Life	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	(in Years)	Price	Exercisable	Price

$2.87	123,334	1.25	$2.87	123,334	$2.87
$3.83	20,000	1.83	$3.83	20,000	$3.83
	143,334		$3.00	143,334	$3.00

12. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt as of December 31, 2008 and 2007, consist of the following:

	2008	2007
$200,000 five-year term loan secured by equipment fixed rate was 3% at December 31, 2008. Due 2008	-	7,000
$475,000 seven-year loan secured by the building and land at a variable rate at LIBOR plus 250 bps, which was 2.94% on December 31, 2008. Due 2011	332,000	364,000
$7,500,000 revolving line of credit at the LIBOR rate plus 1.3%, which was 1.74% at December 31, 2008	3,164,000	1,599,000
$3,000,000 ten-year term loan, with Merrill Lynch at LIBOR plus 1.3%, this was 1.74% at December 31, 2008. Due 2017	2,825,000	2,975,000
$1,500,000 ten-year term loan, with Merrill Lynch at LIBOR plus 1.3%, this was 1.74% at December 31, 2008. Due 2017	1,413,000	1,488,000

	7,734,000	6,433,000
Less current portion	3,421,000	1,863,000
	$4,313,000	$4,570,000

Future principal payments on long-term debt for the next 5 years are as follows:

2009	$3,420,000
2010	257,000
2011	494,000
2012	225,000
2013	225,000
Thereafter	3,113,000
$7,734,000

The Company has established a $7.5 million revolving line of credit at LIBOR plus 1.30% with Merrill Lynch.  The outstanding balance on our line of credit was $3,164,000 and $1,599,000 at December 31, 2008 and 2007, respectively.  Effective September 27, 2007, the 10-year term loan with an original balance of $3,539,000; the 3-year loan with an original balance of $366,000; and the line of credit balance with Mercantile Safe Deposit and Trust Company was refinanced by Merrill Lynch into two ten year term loans for $1,500,000 and $3,000,000. These loans are at LIBOR plus 1.3%, which was 1.74% on December 31, 2008. The loans are secured by two buildings, together with an assignment of rents and security interest upon all fixtures now or hereafter located in the two buildings.

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

On February 8, 2006, three executive officers of the Company signed 6-year employment contracts.  The officers received shares of common stock in varying amounts totaling 380,000 shares at $6.25 per share that will be vested over 6 years.  In addition, Bradley T. MacDonald, Chairman and CEO signed a new 5-year employment agreement and was granted 100,000 stock options at $6.25 that will vest over 5 years beginning on February 8, 2007.   The Board of Directors cancelled the 100,000 options granted to Mr. MacDonald on February 8, 2006 and replaced them with a restricted stock grant of 42,000 shares.  The restricted shares will vest over a period of 3 years beginning on January 25, 2009.

14. WARRANTS

During 2003, the Company issued 200,000 warrants to James Paradis and Anthony Burrascono, both affiliated with Villanova University and 200,000 warrants to an investment banker, for advisory and consulting services provided to the Company.  The warrants vest in five equal installments of 40,000 warrants per year over a five-year period.  These are five-year warrants to purchase common shares at an exercise price of $4.80 per share.  These warrants may be cancelled, with a 90-day notice, if the consultants fail to perform to the satisfaction of the Company.  During 2005, 120,000 unvested warrants issued to James Paradis and Anthony Burrascono were cancelled.  In 2006, James Paradis and Anthony Burrascano exercised 80,000 warrants at $4.80.  In 2005, the Company incorrectly cancelled 80,000 warrants to a former consultant.  The warrants were correctly added back to the 2006 warrant schedule.  The omission from the schedule in prior year had no impact on earnings per share.   During 2007, the former consultant exercised 40,000 warrants and 80,000 remain outstanding.

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

During 2008, there were no warrants exercised.

The Company has the following warrants outstanding for the purchase of its common stock:

		Years Ended
Exercise		December 31,
Price	Expiration Date	2007	2007	2006

$4.80	January, 2009	80,000	80,000	120,000
$16.78	July, 2008	-	82,500	82,500
		80,000	162,500	202,500
	Weighted average exercise price	4.80	10.88	9.68

As of December 31, 2008, 40,000 of the warrants are exercisable.  The weighted average exercise price of exercisable warrants is $4.80.

15.  FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

Fair Value Measurements on a Recurring Basis as of December 31, 2008

Assets	Level I	Level II	Level III	Total
Investment securities	$1,099,000	-	-	$1,099,000
Cash equivalents	1,841,000	-	-	1,841,000
Total Assets	$2,940,000	$-	$-	$2,940,000
Liabilities	-	-	-	-
Total Liabilities	$-	$-	$-	$-

16.  RESTATEMENT

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

The following tables’ present segment information for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31, 2008
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$97,116,000	$8,329,000		$105,445,000
Cost of Sales	23,611,000	1,721,000		25,332,000
Other Selling, General and Adminstrative Expenses	59,334,000	8,138,000		67,472,000
Depreciation and Amortization	3,613,000	961,000		4,574,000
Interest (net)	39,000	178,000		217,000
Provision for income taxes	2,415,000	-		2,415,000
Net income (loss)	$8,104,000	$(2,669,000)	-	$5,435,000

Segment Assets	$34,754,000	$16,282,000		$51,036,000

	Year Ended December 31, 2007
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$78,861,000	$4,918,000		$83,779,000
Cost of Sales	20,364,000	1,100,000		21,464,000
Other Selling, General and Adminstrative Expenses	48,248,000	4,769,000		53,017,000
Depreciation and Amortization	2,527,000	944,000		3,471,000
Interest (net)	78,000	205,000		283,000
Provision for income taxes	1,707,000	-		1,707,000
Net income (loss)	$5,937,000	$(2,100,000)	-	$3,837,000

Segment Assets	$26,023,000	$17,701,000		$43,724,000

	Year Ended December 31, 2006 (Restated)
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$70,181,000	$4,015,000	$(110,000)	$74,086,000
Cost of Sales	17,290,000	947,000		18,237,000
Other Selling, General and Adminstrative Expenses	42,418,000	3,503,000		45,921,000
Depreciation and Amortization	1,811,000	460,000		2,271,000
Interest (net)	146,000	48,000		194,000
Provision for income taxes	2,298,000	9,000		2,307,000
Net income (loss)	$6,218,000	$(952,000)	(110,000)	$5,156,000

Segment Assets	$21,978,000	$14,949,000		$36,927,000

18. QUARTERLY RESULTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenue	$25,169,000	$27,537,000	$27,281,000	$25,458,000
Gross Profit	19,069,000	20,860,000	20,759,000	19,425,000
Operating Income	2,062,000	2,409,000	2,396,000	1,332,000
Net Income	1,365,000	1,572,000	1,549,000	949,000
Earnings per common share - diluted	0.10	0.11	0.11	0.07

2007
Revenue	$20,089,000	$22,041,000	$21,846,000	$19,803,000
Gross Profit	15,031,000	16,678,000	16,323,000	14,283,000
Operating Income	1,914,000	1,445,000	1,557,000	799,000
Net Income	1,373,000	909,000	954,000	601,000
Earnings per common share - diluted	0.10	0.07	0.07	0.04

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

June12, 2007, to announce the election of a new Board member

September 24, 2007, to announce the results of the Annual Meeting of Shareholders on September 7, 2007

October 4, 2007, to announce updated full-year 2007 revenue and diluted earnings per share guidance

December 26, 2007, to announce receipt of notice from New York Stock Exchange concerning listing criteria

March 12, 2008, to announce financial results for the quarter and year ended December 31, 2007

May 9, 2008, to announce the election of a new Board member

June 25, 2008, to announce the election of a new Board member

December 17, 2008, to announce updated 2008 revenue guidance

February 19, 2009, Company response to false claims

March 5, 2009, to announce the election of two new Board members

March 12, 2009, to announce 2008 revenue and earnings and provided 2009 sales trending YTD

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIFAST, INC.
(Registrant)

BRADLEY T. MACDONALD
Bradley T. MacDonald
Executive Chairman of the Board
Dated: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Name	Title	Date

/s/ BRADLEY T. MACDONALD	Chairman of the Board,	March 16, 2009
Bradley T. MacDonald	Director

/s/ GEORGE J. LAVIN, ESQ.	Director	March 16, 2009
George J. Lavin, Esq.

/s/ MICHAEL C. MACDONALD	Director	March 16, 2009
Michael C. MacDonald

/s/ MARY T. TRAVIS	Director	March 16, 2009
Mary T. Travis

/s/ REV. DONALD F. REILLY, OSA	Director	March 16, 2009
Rev. Donald F. Reilly, OSA

/s/ MICHAEL S. MCDEVITT	Director	March 16, 2009
Michael S. McDevitt

/s/ JOSEPH D. CALDERONE	Director	March 16, 2009
Joseph D. Calderone

/s/ CHARLES P. CONNOLLY	Director	March 16, 2009
Charles P. Connolly

/s/ DENNIS M. MCCARTHY, ESQ.	Director	March 16, 2009
Dennis M. McCarthy

/s/ BARRY B. BONDROFF, CPA	Director	March 16, 2009
Barry B. Bondroff, CPA

/s/ JEANNETTE M. MILLS	Director	March 16, 2009
Jeannette M. Mills

/s/ MARGARET MACDONALD - SHEETZ	Director	March 16, 2009
Margaret MacDonald Sheetz