Form 10-Q
period 2009-03-31
MEDIFAST INC
filed 2009-05-08
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009
Common stock, $.001 par value per share	14,689,960 shares

Index

Item I - Financial Information:

Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets –
March 31, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Income –
Three Months Ended March 31, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows –
Three Months Ended March 31, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6

Management Discussion and Analysis of Financial Condition
And Results of Operations	12

Item II

Exhibits	17
EX 31.1
EX 31.2
EX 32.1

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$6,297,000	$1,841,000
Accounts receivable-net of allowance for doubtful accounts of $100,000	574,000	448,000
Inventory	12,363,000	13,856,000
Investment securities	1,129,000	1,099,000
Deferred compensation	451,000	531,000
Prepaid expenses and other current assets	1,925,000	2,034,000
Prepaid income tax	1,091,000	1,131,000
Note receivable - current	180,000	180,000
Deferred tax asset	100,000	100,000
Total Current Assets	24,110,000	21,220,000

Property, plant and equipment - net	21,626,000	21,709,000
Trademarks and intangibles - net	5,122,000	5,547,000
Deferred tax asset, net of current portion	1,241,000	1,131,000
Note receivable, net of current portion	1,046,000	1,080,000
Other assets	352,000	350,000

TOTAL ASSETS	$53,497,000	$51,037,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,832,000	$5,130,000
Line of credit	3,179,000	3,164,000
Current maturities of long-term debt	257,000	257,000
Total Current liabilities	8,268,000	8,551,000

Long-term debt, net of current liabilities	4,249,000	4,313,000
Total liabilities	12,517,000	12,864,000
Stockholders' equity:

Common stock; par value $.001 per share; 20,000,000 authorized;
14,689,960 and 14,585,960 shares issued and outstanding, respectively	15,000	15,000
Additional paid-in capital	31,227,000	30,787,000
Accumulated other comprehensive (loss)	(447,000)	(389,000)
Retained earnings	17,738,000	15,253,000
	48,533,000	45,666,000
Less: cost of 301,092 and 272,192 shares of common stock
in treasury, respectively	(2,058,000)	(1,956,000)
Less: unearned compensation	(5,495,000)	(5,537,000)
Total Stockholders' Equity	40,980,000	38,173,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,497,000	$51,037,000

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue	$33,680,000	$25,169,000
Cost of sales	8,054,000	6,100,000
Gross Profit	25,626,000	19,069,000

Selling, general, and administration	21,610,000	17,007,000

Income from operations	4,016,000	2,062,000

Other income/(expense)
Interest expense, net	(5,000)	(65,000)
Other income/(expense)	(35,000)	36,000
	(40,000)	(29,000)

Income before provision for income taxes	3,976,000	2,033,000
Provision for income tax (expense)	(1,491,000)	(668,000)

Net income	$2,485,000	$1,365,000

Basic earnings per share	$0.19	$0.10
Diluted earnings per share	$0.17	$0.10

Weighted average shares outstanding -
Basic	13,284,431	13,101,157
Diluted	14,494,898	13,799,293

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,

	2009	2008

Cash flows from operating activities:
Net income	$2,485,000	$1,365,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	1,229,000	1,079,000
Realized (gain) loss on investment securities	(21,000)	36,000
Common stock issued for services	52,000	35,000
Stock options cancelled during period	-	(77,000)
Vesting of unearned compensation	429,000	148,000
Net change in other comprehensive (loss)	(58,000)	(167,000)
Deferred income taxes	(110,000)	18,000

Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(126,000)	18,000
Decrease (Increase) in inventory	1,493,000	(792,000)
Decrease (Increase) in prepaid expenses & other current assets	110,000	(518,000)
Decrease in deferred compensation	80,000	91,000
Decrease (Increase) in prepaid taxes	40,000	(143,000)
(Increase) in other assets	(2,000)	(202,000)
(Decrease) Increase in accounts payable and accrued expenses	(297,000)	1,103,000
(Decrease) in income taxes payable	-	(592,000)
Net cash provided by operating activities	5,304,000	1,402,000

Cash Flow from Investing Activities:
(Purchase) of investment securities, net	(9,000)	(4,000)
(Purchase) of property and equipment	(722,000)	(2,735,000)
(Purchase) of intangible assets	-	(2,000)
Net cash (used in) investing activities	(731,000)	(2,741,000)

Cash Flow from Financing Activities:
Issuance of common stock, options and warrants	-	12,000
(Repayment) of long-term debt, net	(64,000)	(71,000)
Increase in line of credit	15,000	577,000
Decrease in note receivable	34,000	33,000
(Purchase) of treasury stock	(102,000)	-
Net cash provided by (used in) financing activities	(117,000)	551,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	4,456,000	(788,000)

Cash and cash equivalents - beginning of the period	1,841,000	2,195,000

Cash and cash equivalents - end of period	$6,297,000	$1,407,000

Supplemental disclosure of cash flow information:
Interest paid	$37,000	$103,000
Income taxes	$985,000	$1,489,000

Supplemental disclosure of non cash activity:
Common stock issued to Executives and Directors over 2-6 year vesting periods	$429,000	$195,000
Options cancelled during period	$-	$(77,000)
Common stock issued for services	$52,000	$35,000

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

General

1.	Basis of Presentation

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2008 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

3.             Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) changes how an entity accounts for the acquisition of a business. While it retains the requirement to account for all business combinations using the acquisition method, the new rule will apply to a wider range of transactions or events and requires, in general, acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and non-controlling ownership interests held in the acquire, among other items. The Company is beginning to review the provisions of SFAS No. 141(R), which applies prospectively to business combinations with an acquisition date on or after the beginning of its 2009 fiscal year.  The adoption of this standard did not have any material impact on condensed consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements: an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 replaces the term minority interests with the newly-defined term of non-controlling interests and establishes this line item as an element of stockholders' equity, separate from the parent's equity. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  The adoption of this standard did not have any material impact on condensed consolidated financial statements.

         In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years.  The adoption of this standard did not have any material impact on condensed consolidated financial statements.

In November 2008, the FASB ratified EITF No. 08-6 “Equity Method Investment Accounting Considerations” which clarifies how to account for certain transactions involving equity method investments. The initial measurement, decreases in value and changes in the level of ownership of the equity method investment are addressed. EITF No. 08-6 is effective for the Company beginning on January 1, 2009, consistent with the effective dates of Statement 141R and Statement 160. EITF No. 08-6 will be applied prospectively. The adoption of EITF No. 08-6 did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

In addition, the Company has acquired other intangible assets, which include: customer lists, trademarks, patents, and copyrights.  The customer lists are being amortized over a period ranging between 5 and 7 years based on management’s best estimate of the expected benefits to be consumed or otherwise used up.  The costs of patents and copyrights are amortized over 5 and 7 years based on their estimated useful life, while trademarks representing brands with an infinite life, and are carried at cost and tested annually for impairment as outlined below.  Goodwill and other intangible assets are tested annually for impairment in the fourth quarter, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  The Company assesses the recoverability of its goodwill and other intangible assets by comparing the projected undiscounted net cash flows associated with the related asset, over their remaining lives, in comparison to their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

	As of March 31, 2009		As of December 31, 2008

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$8,332,000	$5,014,000	$8,332,000	$4,649,000
Trademarks, patents, and copyrights
finite life	1,640,000	745,000	1,640,000	685,000
infinite life	909,000	-	909,000	-
Total	$10,881,000	$5,759,000	$10,881,000	$5,334,000

Amortization expense for the three months ended March 31, 2009 and 2008 was as follows:

	2009	2008
Customer lists	$365,000	$402,000
Trademarks and patents	60,000	59,000

Total Trademarks and Intangibles	$425,000	$461,000

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009.

Fair Value Measurements on a Recurring Basis as of March 31, 2009

Assets	Level I	Level II	Level III	Total

Investment securities	$1,129,000	-	-	$1,129,000
Cash equivalents	6,300,000	-	-	6,300,000
Total Assets	$7,429,000	$-	$-	$7,429,000
Liabilities	-	-	-	-
Total Liabilities	$-	$-	$-	$-

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

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

Unearned compensation represents shares issued to executives and Board members that will be vested over a 2-6 year period.  These shares will be amortized over the vesting period in accordance with FASB 123(R).  The expense related to the vesting of unearned compensation was $429,000 and $148,000 at March 31, 2009 and March 31, 2008, respectively.   There was no expense related to vesting of options under FASB 123R at March 31, 2009 and 2008.

The following summarizes the stock option activity for the Three Months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)

Outstanding, December 31, 2008	143,334	3.00
Options granted
Options reinstated
Options exercised
Options forfeited or expired

Outstanding March 31, 2009	143,334	3.00	1.08
Options exercisable, March 31, 2009	143,334	3.00	1.08

Options available for grant at March 31, 2009	1,079,166

14.           Reclassifications

Certain amounts for the quarter ended March 31, 2008 have been reclassified to conform to the presentation of the March 31, 2009 amounts.  The reclassifications have no effect on net income for the quarters ended March 31, 2009 and 2008.

15.           Business Segments

Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker about how to allocate resources and in assessing performance.  The Company has two reportable operating segments:  Medifast and All Other.  The Medifast reporting segment consists of the following distribution channels:   Medifast Direct, Take Shape for Life, and Doctors.  The All Other reporting segments consist of Hi-Energy,  Medifast Weight Control Centers Corporate and Franchise, and the Company’s parent company operations.

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

The following tables present segment information for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$30,734,000	$2,946,000		$33,680,000
Cost of Sales	7,369,000	685,000		8,054,000
Other Selling, General and Adminstrative Expenses	17,745,000	2,671,000		20,416,000
Depreciation and Amortization	990,000	239,000		1,229,000
Interest (net)	-	5,000		5,000
Provision for income taxes	1,491,000	-		1,491,000
Net income (loss)	$3,139,000	$(654,000)		$2,485,000

Segment Assets	$35,575,000	$17,922,000		$53,497,000

	Three Months Ended March 31, 2008
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$23,480,000	$1,689,000		$25,169,000
Cost of Sales	5,727,000	373,000		6,100,000
Other Selling, General and Adminstrative Expenses	14,246,000	1,646,000		15,892,000
Depreciation and Amortization	842,000	237,000		1,079,000
Interest (net)	10,000	55,000		65,000
Provision for income taxes	668,000	-		668,000
Net income (loss)	$1,987,000	$(622,000)		$1,365,000

Segment Assets	$27,083,000	$18,973,000		$46,056,000

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 of the consolidated audited financial statements of our annual 10-K as of December 31, 2008.

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

General

Three Months Ended March 31, 2009 and March 31, 2008

Revenue:  Revenue increased to $33.7 million in the first quarter of 2009 compared to $25.2 million in the first quarter of 2008, an increase of $8.5 million or 34%. The Take Shape for Life sales channel accounted for 56% of total revenue, direct marketing channel accounted for 33%, brick and mortar clinics 9%, and doctors 2%.  Take Shape for Life sales, which are fueled by increased customer product sales as a result of an increase in active health coaches increased by 92% compared to the first quarter of 2008. As compared to the first quarter of 2008, the direct marketing sales channel, which is fueled primarily by consumer advertising, decreased revenues by approximately 13% year-over year, however, the advertising dollars spent were 17% less than the first quarter of 2008 as the Company continues to focus on more effective advertising spend.  The Medifast Weight Control Centers increased sales by 72% due to the opening of new corporate and franchise locations.

Take Shape for Life revenue increased 92% to $18.9 million compared with $9.8 million in the comparable quarter of 2008.   Growth in revenues for the segment were driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during the first quarter increased to approximately 4,000 compared with 2,200 during the period a year ago, an increase of 82% and up from 3,400 at the close of 2008.  We continue to see the benefits of a physician-lead network of coaches that are able to support their clients in their weight-loss efforts.   In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of one-on-one communication continues to excel. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active health coaches.   Becoming a health coach is a business opportunity that has a low cost of start-up and requires no holding of inventory as all orders are shipped to the end consumer.  In the current economic environment, many people are looking for supplemental income to assist in paying the car payment or mortgage, and becoming a health coach allows for supplemental income in the form of a commission compensation on product sales and supporting the customer needs by providing education on the program and support to customers ordering through Take Shape for Life, and more importantly the ability to help others regain their health through the use of clinically proven Medifast products.

The Medifast Weight Control Centers, which represent approximately 9% of the Company’s overall revenues, are currently operating in twenty one locations in Dallas, Houston, and Orlando.  In the first quarter of 2009, the Company experienced revenue growth of 72% versus the same time period last year.  The average monthly sales per clinic increased to $40,000 in the first quarter of 2009 compared to $39,000 a year ago.  In the expanding Dallas, TX market, the average monthly revenue per clinic is approximately $50,000.  In the second and third quarter of 2009, the Company plans on opening four to five additional corporately owned clinics in the Austin, TX market.  The Company’s Medifast Weight Control Center Franchise model has been expanding and now has ten centers in operation.

Overall, selling, general and administrative expenses increased by $4.6 million as compared to the first quarter of 2008.  As a percentage of sales, selling, general and administrative expenses decreased to 64.2% versus 67.6% in the first quarter of 2008, which lead to a 70% increase in diluted earnings per share in the first quarter of 2009 versus prior year.   Take Shape for Life commission expense, which is completely variable based upon revenue, increased by approximately $3,800,000 as the Company showed sales growth of 92% as compared to the first quarter of 2008.  Salaries and benefits increased by approximately $700,000 in the first quarter of 2009 as compared to last year.  The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers in the second half of 2008 which have greatly impacted revenue growth in 2009.   In addition, the opening of eight new corporately owned clinics in the Houston, TX market and two in the Dallas, TX market also required the hiring of additional center managers and support staff.  Advertising expense for the first quarter of 2009 was approximately $4.3 million compared to approximately $5.2 million for the same period last year, a decrease of $900,000 or 17%.  Communication expense, decreased by $100,000 as the outsourced Take Shape for Life call center was brought in-house early in the second quarter of 2008.   Other expenses increased by $500,000 which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes.  Operating expenses increased by $250,000 which primarily resulted from additional printing expense for our direct to consumer postcard mailings as well as maintenance, repairs, and supplies for our manufacturing and distribution facilities.  Office expense increased by $100,000 and stock compensation expense increased by $282,000 as additional restricted shares were issued to key executives and Board members in the third and fourth quarters of 2008 that will be vesting over a five year term.

Costs and Expenses:  Cost of revenue increased $2 million to $8.1 million in the first quarter of 2009 from $6.1 million in the first quarter of 2008.  As a percentage of sales, gross margin increased to 76.1% from 75.8% in the first quarter of 2008.  The margin improved slightly due to the addition of efficient new machinery and process improvements achieved in our vertically integrated business model.

Income taxes:  In the first quarter of 2009, the Company recorded $1,491,000 in income tax expense, which represents an annual effective rate of 37.5%.  The tax rate increased due to an increase in the Maryland state income tax rate as well as timing differences on amortization expense on our intangible assets between book and tax financials that increased our tax expense in 2009.    In the first quarter of 2008, we recorded income tax expense of $668,000 which reflected an estimated annual effective tax rate of 32.9%.  The Company anticipates a tax rate of approximately 36-38% in 2009.

Net income: Net income was approximately $2.5 million in the first quarter of 2009 as compared to approximately $1.4 million in the first quarter of 2008, an increase of 82%.  Pre-tax profit as a percent of sales increased to 11.8% in the first quarter of 2009 as compared to 8.1% in 2008. The improved profitability in the first quarter of 2009 is due to sales growth in the Take Shape for Life division and Medifast Weight Control Centers as well as improved advertising effectiveness in the Medifast Direct Marketing sales channel, gross margin improvement as well as leveraging the fixed costs associated with our vertically-integrated support structure.

SEGMENT RESULTS OF OPERATIONS
	Net Sales by Segment as of March 31,

	2009		2008
Segments	Sales	% of Total	Sales	% of Total

Medifast	30,734,000	91%	23,480,000	93%
All Other	2,946,000	9%	1,689,000	7%
Total Sales	33,680,000	100%	25,169,000	100%

Three Months Ended March 31, 2009 and March 31, 2008

Medifast Segment:  The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the three months ended March 31, 2009 and 2008 above.

All Other Segment:  The All Other reporting segment consists of the sales of Hi-Energy, Medifast Weight Control Centers and Medifast Weight Control Franchise Centers.  Sales increased by $1,257,000 year-over year for the three month period ended March 31, 2009. Sales increased in the Hi-Energy, Medifast Weight Control Centers, and Franchise Centers due to the opening of ten new corporate centers in 2008 and new franchise centers at the end of 2008 and first quarter of 2009.  In addition, the Dallas market continues to mature with the average clinic generating $50,000 per month in sales.   The Company is continuing to focus on improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics, and improved efficiencies in operation of the clinics. The Company now has twenty one corporately owned clinics, compared to ten clinics in operation at the end of the first quarter of 2008.  The Company also has ten franchisee centers in operation.

	Net Profit by Segment for the Three Months Ended March 31,

	2009		2008
Segments	Profit	% of Total	Profit	% of Total

Medifast	$3,139,000	126%	$1,987,000	146%
All Other	(654,000)	-26%	(622,000)	-46%
Total Net Profit	$2,485,000	100%	$1,365,000	100%

Three Months Ended March 31, 2009 and March 31, 2008

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the three months ended March 31, 2009 and 2008 above.  See footnote 15, “Business Segments” for a detailed breakout of expenses.

All Other Segment:  The All Other reporting segment consists of the profit or loss of Hi-Energy and Medifast Weight Control Centers, Medifast Weight Control Franchise Centers, and corporate expenses related to the parent company operations.  Year-over-year, the loss in the All Other segment increased by $32,000.  The Hi-Energy, Medifast Weight Control Centers, and Franchise Centers showed an increase in net profitability year-over-year of $219,000.   The increase in profitability was due to opening of ten new corporately owned centers in 2008 and new franchise centers at the end of 2008 and early 2009. The increase in the total number of corporate clinics to twenty one and ten operating franchise centers led to additional sales and profitability.  Medifast Corporate expenses increased by $251,000 year-over-year.  Corporate expenses include items such as auditors’ fees, attorney’s fees and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.  See footnote 15, “Business Segments” for a detailed breakout of expenses.

Seasonality

The Company's weight management products and programs have historically been subject to seasonality.  Traditionally the holiday season in November/December of each year is considered poor for diet control products and services.  January and February generally show increases in sales, as these months are considered the commencement of the “diet season.”  In 2009, seasonality has not been a significant factor.  This is largely due to the increase in the consumer’s awareness of the overall health and nutritional benefits accompanied with the use of the Company’s product line.  As consumers continue to increase their association of nutritional weight loss programs with overall health, seasonality will continue to decrease.

Inflation

Inflation generally affects us by increasing the costs of labor, overhead, and raw material and packaging costs. The impact of inflation on our financial position and results of operations was minimal during the first quarter of 2009.

Item 5.  Other Information

Litigation:

There is no pending or threatened litigation.

Other Matters:
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

Medifast, in a press release on February 17th, 2009, responded to the False Claims in SEC File # 001-31573; Film #09617581. The Independent Committee appointed Chairman Mr. Barry B. Bondroff, CPA, an officer and director with Gorfine, Schiller & Gardyn, PA.  Members are: Mr. George J. Lavin Esq, founding Partner of the law firm, Lavin, O’Neil, Ricci, Ceprone & Dispicio, who is an expert in Product Liability Law, Lt. Gen. Dennis M. McCarthy USMC (Ret.), Executive Director of the Reserve Officers Association of the United States and a licensed attorney, Capt. Joseph D. Calderone USNR (Ret.), chaplain and counselor of the Villanova University Law School, and Mr. Charles P. Connolly, former President and CEO of First Union Corp of PA and DE .

After an investigation of the facts and information developed to date the committee unanimously agreed that the allegations were false, misleading and or without merit.

Counsel forwarded 3 cease and desist demands by letter to Barry Minkow , a convicted felon, and FDI, of which Minkow/FDI confirmed receiving two. In addition, the Company has filed formal   complaints with the NYSE, SEC, and ATTORNEY GENERAL OF MARYLAND to this time. Management as directed by the Board continues to monitor the situation and will continue to take appropriate action as it deems necessary.

Earnings per Share:  The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.”  The calculation of basic and diluted earnings per share (“EPS”) is reflected on the accompanying Condensed Consolidated Statement of Income.

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

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Medifast, Inc.

BY:	/S/ MICHAEL S. MCDEVITT	May 8, 2009
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