Form 10-Q
period 2009-06-30
MEDIFAST INC
filed 2009-08-06
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☒    No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☐            Non-accelerated filer   ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2009
Common stock, $.001 par value per share	15,220,960 shares

Index

Item I - Financial Information:

Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets – June 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Income – Three and Six Months Ended June 30, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6

Management Discussion and Analysis of Financial Condition And Results of Operations	13

Item II

Exhibits	20
EX 31.1
EX 31.2
EX 32.1

MEDIFAST, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$11,073,000	$1,841,000
Accounts receivable-net of allowance for doubtful accounts of $100,000	582,000	448,000
Inventory	11,188,000	13,856,000
Investment securities	1,339,000	1,099,000
Deferred compensation	535,000	531,000
Prepaid expenses and other current assets	1,723,000	2,034,000
Prepaid income tax	1,777,000	1,131,000
Note receivable - current	180,000	180,000
Deferred tax asset	100,000	100,000
Total Current Assets	28,497,000	21,220,000

Property, plant and equipment - net	21,880,000	21,709,000
Trademarks and intangibles - net	4,697,000	5,547,000
Deferred tax asset, net of current portion	1,351,000	1,131,000
Note receivable, net of current portion	1,012,000	1,080,000
Other assets	352,000	350,000
TOTAL ASSETS	$57,789,000	$51,037,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,711,000	$5,130,000
Line of credit	2,693,000	3,164,000
Current maturities of long-term debt	257,000	257,000
Total Current liabilities	8,661,000	8,551,000

Long-term debt, net of current liabilities	4,185,000	4,313,000
Total liabilities	12,846,000	12,864,000
Stockholders' equity:
Common stock; par value $.001 per share; 20,000,000 authorized; 15,220,960 and 14,585,960 shares issued and outstanding, respectively	15,000	15,000
Additional paid-in capital	34,705,000	30,787,000
Accumulated other comprehensive (loss)	(173,000)	(389,000)
Retained earnings	20,737,000	15,253,000
	55,284,000	45,666,000
Less: cost of 301,092 and 272,192 shares of common stock in treasury, respectively	(2,058,000)	(1,956,000)
Less: unearned stock compensation	(8,283,000)	(5,537,000)
Total Stockholders' Equity	44,943,000	38,173,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,789,000	$51,037,000

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$40,713,000	$27,537,000	$74,393,000	$52,706,000
Cost of sales	9,751,000	6,677,000	17,805,000	12,777,000
Gross Profit	30,962,000	20,860,000	56,588,000	39,929,000

Selling, general, and administration	26,174,000	18,451,000	47,785,000	35,457,000

Income from operations	4,788,000	2,409,000	8,803,000	4,472,000

Other income/(expense)
Interest expense	(37,000)	(87,000)	(74,000)	(191,000)
Interest income	40,000	43,000	73,000	82,000
Other income/expense	(32,000)	(41,000)	(67,000)	(6,000)
	(29,000)	(85,000)	(68,000)	(115,000)

Income before provision for income taxes	4,759,000	2,324,000	8,735,000	4,357,000
Provision for income tax (expense)	(1,760,000)	(752,000)	(3,251,000)	(1,420,000)

Net income	$2,999,000	$1,572,000	$5,484,000	$2,937,000

Basic earnings per share	$0.22	$0.12	$0.41	$0.22
Diluted earnings per share	$0.20	$0.11	$0.37	$0.21

Weighted average shares outstanding -
Basic	13,417,667	13,138,202	13,277,293	13,119,497
Diluted	15,039,547	13,791,623	14,899,173	13,772,918

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$5,484,000	$2,937,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	2,536,000	2,243,000
Realized loss on investment securities	67,000	38,000
Common stock issued for services	104,000	70,000
Stock options cancelled during period	-	(77,000)
Vesting of unearned compensation	1,068,000	296,000
Net change in other comprehensive gain (loss)	217,000	(162,000)
Deferred income taxes	(220,000)	-
	-
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(134,000)	18,000
Decrease (Increase) in inventory	2,667,000	(1,857,000)
Decrease (Increase) in prepaid expenses & other current assets	312,000	(347,000)
(Increase) in deferred compensation	(4,000)	(11,000)
(Increase) in prepaid taxes	(646,000)	(987,000)
(Increase) in other assets	(2,000)	(251,000)
Increase in accounts payable and accrued expenses	582,000	2,033,000
(Decrease) in income taxes payable	-	(592,000)
Net cash provided by operating activities	12,031,000	3,351,000

Cash Flow from Investing Activities:
(Purchase) of investment securities, net	(308,000)	(4,000)
(Purchase) of property and equipment	(1,857,000)	(4,546,000)
Net cash (used in) investing activities	(2,165,000)	(4,550,000)

Cash Flow from Financing Activities:
Issuance of common stock, options and warrants	-	17,000
(Repayment) of long-term debt, net	(128,000)	(136,000)
Increase (decrease) in line of credit, net	(471,000)	1,103,000
Decrease in note receivable	68,000	66,000
(Purchase) of treasury stock	(102,000)	-
Net cash provided by (used in) financing activities	(633,000)	1,050,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,233,000	(149,000)
Cash and cash equivalents - beginning of the period	1,841,000	2,195,000
Cash and cash equivalents - end of period	$11,074,000	$2,046,000
Supplemental disclosure of cash flow information:
Interest paid	$37,000	$191,000
Income taxes	$4,132,000	$3,008,000
Supplemental disclosure of non cash activity:
Common stock issued to Executives and Directors over 2-6 year vesting periods	$1,068,000	$296,000
Common shares issued for options or warrants	$-	$42,000
Options cancelled during period	$-	$(77,000)
Common stock issued for services	$104,000	$70,000

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

General

1.	Basis of Presentation

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

      In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. All future references to authoritative accounting literature in our financial statements issued for reporting periods that end after September 15, 2009 will be referenced in accordance with SFAS 168.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies prospectively to both interim and annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not result in any material change to our policies.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 had no material effect on our disclosures in our financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed in these financial statements and notes or in our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

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

	As of June 30, 2009		As of December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$8,332,000	$5,379,000	$8,332,000	$4,649,000
Trademarks, patents, and copyrights
finite life	1,640,000	805,000	1,640,000	685,000
infinite life	909,000	-	909,000	-
Total	$10,881,000	$6,184,000	$10,881,000	$5,334,000

Amortization expense for the six months ended June 30, 2009 and 2008 was as follows:

	2009	2008
Customer lists	$730,000	$804,000
Trademarks and patents	120,000	122,000

Total Trademarks and Intangibles	$850,000	$926,000

Amortization expense is included in selling, general and administrative expenses.

7.	Fixed Assets

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.

Fair Value Measurements on a Recurring Basis as of June 30, 2009

Assets	Level I	Level II	Level III	Total

Investment securities	$1,339,000	-	-	$1,339,000
Cash equivalents	11,073,000	-	-	11,073,000
Total Assets	$12,412,000	$-	$-	$12,412,000
Liabilities	-	-	-	-
Total Liabilities	$-	$-	$-	$-

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

Unearned compensation represents shares issued to executives and Board members that will be vested over a 2-6 year period.  These shares will be amortized over the vesting period in accordance with FASB 123(R).  The expense related to the vesting of unearned compensation was $1,068,000 and $296,000 at June 30, 2009 June 30, 2008, respectively.   There was no expense related to vesting of options under FASB 123R at June 30, 2009 and 2008.

The Medifast Board of Directors on May 7, 2009 approved restricted common stock grants to key executives and Board members with a 5 year vesting period, beginning on the grant date.  Key executives were granted 460,000 shares of restricted common stock to retain their services over the next five years and recognize continued sales and profit growth in accordance with targets set by the Board of Directors.  The Board of Directors received a total of 71,000 shares with a two year vesting period, beginning on the grant date for their participation and guidance in Medifast’s strong sales and profit growth.

The Compensation Committee of Medifast, Inc. has utilized vested stock grants as a major source of compensation for its senior executive team so that their interests are aligned with Shareholders by building value in the Medifast Brand and increasing shareholder value. The Senior Executive Team continues to earn stock grants over the next five years and must pay an increasingly higher tax rate on their illiquid restricted stock grants.  Therefore, over the next 12 months, the CEO, President and the VP of Finance plan on selling shares of Medifast Common Stock up to approximately 200,000 shares for tax and estate purposes in accordance with the Medifast, Inc. Insider Trading Policy as outlined below in “Item 5 – Other Information.”  In addition, over the next 18 months Shirley Mac Donald, the wife of the Chairman of the Board, may sell up to approximately 100,000 shares of Medifast, Inc. common stock for estate planning and retirement purposes.  The Chairman of the Board, Bradley T. Mac Donald may donate 75,000 shares to the MacDonald Charitable Remainder Trust and/or the Mac Donald Family foundation in 2009 and 2010 to support the Company's and the family’s charitable giving program.

The following summarizes the stock option activity for the Six Months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)

Outstanding, December 31, 2008	143,334	3.00
Options granted
Options reinstated
Options exercised
Options forfeited or expired

Outstanding June 30, 2009	143,334	3.00	0.83
Options exercisable, June 30, 2009	143,334	3.00	0.83

Options available for grant at June 30, 2009	1,079,166

14.	Reclassifications

Certain amounts for the quarter ended June 30, 2008 have been reclassified to conform to the presentation of the June 30, 2009 amounts.  The reclassifications have no effect on net income for the quarters ended June 30, 2009 and 2008.

15.	Subsequent Events

On July 2, 2009, Medifast, Inc., a Delaware corporation, established a $5 million unsecured line of credit with Bank of America.  Borrowings under the line of credit facility will bear interest at LIBOR + 175 basis points and credit is available for a period of one year.   The line of credit may be used for general working capital requirements and for general corporate needs of Medifast, Inc.

On July 2, 2009, Medifast, Inc. also received a 3 year unsecured term loan with a 5 year amortization from Bank of America to repay the $2.7 million balance on its Merrill Lynch line of credit that expired on July 1, 2009.  The interest rate is at LIBOR + 200 basis points.

16.	Business Segments

Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker about how to allocate resources and in assessing performance.  The Company has two reportable operating segments:  Medifast and All Other.  The Medifast reporting segment consists of the following distribution channels:   Medifast Direct, Take Shape for Life, and Doctors.  The All Other reporting segments consist of Medifast Weight Control Centers Corporate and Franchise, and the Company’s parent company operations.

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

The following tables present segment information for the three and six months June 30, 2009 and 2008:

	Three Months Ended June 30, 2009
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$36,756,000	$3,957,000		$40,713,000
Cost of Sales	8,938,000	813,000		9,751,000
Other Selling, General and Adminstrative Expenses	21,750,000	3,148,000		24,898,000
Depreciation and Amortization	1,052,000	256,000		1,308,000
Interest (net)	(4,000)	1,000		(3,000)
Provision for income taxes	1,760,000	-		1,760,000
Net income (loss)	$3,260,000	$(261,000)		$2,999,000

Segment Assets	$37,744,000	$20,045,000		$57,789,000

	Three Months Ended June 30, 2008
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$25,503,000	$2,034,000		$27,537,000
Cost of Sales	6,297,000	380,000		6,677,000
Other Selling, General and Adminstrative Expenses	15,510,000	1,820,000		17,330,000
Depreciation and Amortization	915,000	247,000		1,162,000
Interest (net)	9,000	35,000		44,000
Provision for income taxes	752,000	-		752,000
Net income (loss)	$2,020,000	$(448,000)		$1,572,000

Segment Assets	$28,397,000	$20,818,000		$49,215,000

	Six Months Ended June 30, 2009
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$67,490,000	$6,903,000		$74,393,000
Cost of Sales	16,308,000	1,497,000		17,805,000
Other Selling, General and Adminstrative Expenses	39,530,000	5,786,000		45,316,000
Depreciation and Amortization	2,042,000	494,000		2,536,000
Interest (net)	(4,000)	5,000		1,000
Provision for income taxes	3,251,000	-		3,251,000
Net income (loss)	$6,363,000	$(879,000)		$5,484,000

Segment Assets	$37,744,000	$20,045,000		$57,789,000

	Six Months Ended June 30, 2008
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$48,983,000	$3,723,000		$52,706,000
Cost of Sales	12,024,000	753,000		12,777,000
Other Selling, General and Adminstrative Expenses	29,755,000	3,467,000		33,222,000
Depreciation and Amortization	1,757,000	484,000		2,241,000
Interest (net)	20,000	89,000		109,000
Provision for income taxes	1,420,000	-		1,420,000
Net income (loss)	$4,007,000	$(1,070,000)		$2,937,000

Segment Assets	$28,397,000	$20,818,000		$49,215,000

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 of the consolidated financial statements of our annual 10-K as of December 31, 2008.

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

General

Six Months Ended June 30, 2009 and June 30, 2008

Revenue:  Revenue increased to $74.4 million for the first six months of 2009 compared to $52.7 million for the first six months of 2008, an increase of $21.7 million or 41%. The Take Shape for Life sales channel accounted for 58% of total revenue, direct marketing channel accounted for 31%, brick and mortar clinics 10%, and doctors 1%.  Take Shape for Life sales, which are fueled by increased customer product sales as a result of an increase in active health coaches increased by 96% compared to the first six months of 2008. As compared to the first six months of 2008, the direct marketing sales channel, which is fueled primarily by consumer advertising, decreased revenues by approximately 8% year-over year, however, the advertising dollars spent were 15% less than the the first six months of 2008 as the Company continues to focus on more effective advertising spend.  The Medifast Weight Control Centers increased sales by 93% due to the opening of new corporate and franchise locations and improvement in same store sales.

Take Shape for Life revenue increased 96% to $42.9 million compared with $21.9 million in the first six months of 2008. Growth in revenues for the segment were driven by increased customer product sales as a result of an increase in active health coaches. The number of active health coaches during the second quarter increased to approximately 4,650 compared with 2,800 during the period a year ago, an increase of 66% and up from 4,000 at the close of the first quarter of 2009. We continue to see the benefits of a physician-lead network of coaches that are able to support their clients in their weight-loss efforts. In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of one-on-one communication continues to excel. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active health coaches. Becoming a health coach is a business opportunity that has a low cost of start-up and requires no holding of inventory as all orders are shipped to the end consumer. In the current economic environment, many people are looking for supplemental income to assist in paying the car payment or mortgage, and becoming a health coach allows for supplemental income in the form of a commission compensation on product sales and supporting the customer needs by providing education on the program and support to customers ordering through Take Shape for Life, and more importantly the ability to help others regain their health through the use of clinically proven Medifast products.

The Medifast Weight Control Centers, which represent approximately 10% of the Company’s overall revenues, are currently operating in twenty four corporate locations in Austin, Dallas, Houston, and Orlando, and eleven franchise locations.  In the first six months of 2009, the Company experienced revenue growth of 93% versus the same time period last year.  The average monthly sales per clinic increased to $42,000 for the first six months of 2009 compared to $40,000 a year ago.  In the expanding Dallas, TX market, the average monthly revenue per clinic is approximately $54,000.  In the second quarter of 2009, the Company opened three additional corporately owned centers in the Austin, TX market.  In the third and fourth quarter of 2009, the Company plans on opening seven to ten additional corporately owned clinics in existing markets.

Overall, selling, general and administrative expenses increased by $12.3 million as compared to the first six months of 2008.  As a percentage of sales, selling, general and administrative expenses decreased to 64.3% versus 67.2% in the first six months of 2008, which lead to a 76% increase in diluted earnings per share in the first six months of 2009 versus prior year.   Take Shape for Life commission expense, which is completely variable based upon product revenue, increased by approximately $8.9 million as the Company showed sales growth of 96% as compared to the first six months of 2008.  Salaries and benefits increased by approximately $1.6 million in the first six months of 2009 as compared to last year.  The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers in the second half of 2008 which have greatly impacted revenue growth in 2009.   In addition, the opening of eight new corporately owned clinics in the Houston, TX market, two in the Dallas, TX market, and three in the Austin, TX market also required the hiring of additional center managers and support staff.  Areas that also experienced additional staffing due to the 41% sales growth include manufacturing, distribution, call center, and IT.  Advertising expense for the first six months of 2009 was approximately $8.8 million compared to approximately $10.4 million for the same period last year, a decrease of $1.6 million or 15%.  Communication expense increased by $150,000 and other expenses increased by $1.2 million which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes.  Operating expenses increased by $750,000 which primarily resulted from additional printing expense for our direct to consumer postcard mailings, printed materials included in each product shipment, as well as maintenance, repairs, and supplies for our manufacturing and distribution facilities.  Office expense increased by $500,000 and stock compensation expense increased by $773,000 as additional restricted shares were issued to key executives and Board members in the third and fourth quarters of 2008, as well as the second quarter of 2009 that will be vesting over a five year term.

Costs and Expenses:  Cost of revenue increased $5 million to $17.8 million for the first six months of 2009 from $12.8 million for the first six months of 2008.  As a percentage of sales, gross margin increased to 76.1% from 75.8% in the six months of 2008.  The margin improved slightly due to the addition of efficient new machinery and process improvements achieved in our vertically integrated business model.

Income taxes:  In the first six months of 2009, the Company recorded $3,251,000 in income tax expense, which represents an annual effective rate of 37.2%.  The tax rate increased due to an increase in the Maryland state income tax rate as well as timing differences on amortization expense on our intangible assets between book and tax financials that increased our tax expense in 2009.    For the first six months of 2008, we recorded income tax expense of $1,420,000 which reflected an estimated annual effective tax rate of 32.6%.  The Company anticipates a tax rate of approximately 36-38% in 2009.

Net income: Net income was approximately $5.5 million for the first six months of 2009 as compared to approximately $2.9 million for the first six months of 2008, an increase of 87%.  Pre-tax profit as a percent of sales increased to 11.7% in the first six months of 2009 as compared to 8.3% in 2008. The improved profitability in the first six months of 2009 is due to sales growth in the Take Shape for Life division and Medifast Weight Control Centers as well as improved advertising effectiveness in the Medifast Direct Marketing sales channel, gross margin improvement as well as leveraging the fixed costs associated with our vertically-integrated support structure.

Three Months Ended June 30, 2009 and June 30, 2008

Revenue:  Revenue increased to $40.7 million in the second quarter of 2009 compared to $27.5 million in the second quarter of 2008, an increase of $13.2 million or 48%. The Take Shape for Life sales channel accounted for 59% of total revenue, direct marketing channel accounted for 29%, brick and mortar clinics 10%, and doctors 2%.  Take Shape for Life sales, which are fueled by increased customer product sales as a result of an increase in active health coaches increased by 98% compared to the second quarter of 2008. As compared to the second quarter of 2008, the direct marketing sales channel, which is fueled primarily by consumer advertising, decreased revenues by approximately 1% year-over year, however, the advertising dollars spent were 16% less than the second quarter of 2008 as the Company continues to focus on more effective advertising spend.  The Medifast Weight Control Centers increased sales by 111% due to the opening of new corporate and franchise locations and improvement in same store sales.

Take Shape for Life revenue increased 98% to $24 million compared with $12.1 million in the comparable quarter of 2008.   Growth in revenues for the segment were driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during the second quarter increased to approximately 4,650 compared with 2,800 during the period a year ago, an increase of 66% and up from 4,000 at the close of the first quarter of 2009.  We continue to see the benefits of a physician-lead network of coaches that are able to support their clients in their weight-loss efforts.   In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of one-on-one communication continues to excel. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active health coaches.   Becoming a health coach is a business opportunity that has a low cost of start-up and requires no holding of inventory as all orders are shipped to the end consumer.  In the current economic environment, many people are looking for supplemental income to assist in paying the car payment or mortgage, and becoming a health coach allows for supplemental income in the form of a commission compensation on product sales and supporting the customer needs by providing education on the program and support to customers ordering through Take Shape for Life, and more importantly the ability to help others regain their health through the use of clinically proven Medifast products.

The Medifast Weight Control Centers, which represent approximately 10% of the Company’s overall revenues, are currently operating in twenty four corporate locations in Austin, Dallas, Houston, and Orlando, and eleven franchise centers. In the second quarter of 2009, the Company experienced revenue growth of 111% versus the same time period last year.  The average monthly sales per clinic increased to $45,000 in the second quarter of 2009 compared to $41,000 a year ago, and increase of 10%.  In the expanding Dallas, TX market, the average monthly revenue per clinic in the second quarter of 2009 was approximately $57,000.  In the second quarter of 2009, the Company opened three additional corporately owned centers in the Austin, TX market.  In the third and fourth quarter of 2009, the Company plans on opening seven to ten additional corporately owned clinics in existing markets.

Overall, selling, general and administrative expenses increased by $7.7 million as compared to the second quarter of 2008.  As a percentage of sales, selling, general and administrative expenses decreased to 64.3% versus 67% in the second quarter of 2008, which lead to an 82% increase in diluted earnings per share in the second quarter of 2009 versus prior year.   Take Shape for Life commission expense, which is completely variable based upon revenue, increased by approximately $5.1 million as the Company showed sales growth of 98% as compared to the second quarter of 2008.  Salaries and benefits increased by approximately $950,000 in the second quarter of 2009 as compared to last year.  The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers in the second half of 2008 which have greatly impacted revenue growth in 2009.   In addition, the opening of eight new corporately owned clinics in the Houston, TX market, two in the Dallas, TX, and two in the Austin, TX market also required the hiring of additional center managers and support staff.  Areas that also experienced additional staffing due to the 48% sales growth in the second quarter of 2009 include manufacturing, distribution, call center, and IT.  Advertising expense for the second quarter of 2009 was approximately $4.5 million compared to approximately $5.2 million for the same period last year, a decrease of $700,000 or 16%.  Communication expense, increased by $250,000 and other expenses increased by $700,000 which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes.  Operating expenses increased by $500,000 which primarily resulted from additional printing expense for our direct to consumer postcard mailings, printed materials included in each product shipment, as well as maintenance, repairs, and supplies for our manufacturing and distribution facilities.  Office expense increased by $400,000 and stock compensation expense increased by $491,000 as additional restricted shares were issued to key executives and Board members in the third and fourth quarters of 2008 as well as the second quarter of 2009 that will be vesting over a five year term.

Costs and Expenses:  Cost of revenue increased $3.1 million to $9.8 million in the second quarter of 2009 from $6.7 million in the second quarter of 2008.  As a percentage of sales, gross margin increased to 76% from 75.8% in the second quarter of 2008.  The margin improved slightly due to the addition of efficient new machinery and process improvements achieved in our vertically integrated business model.

Income taxes:  In the second quarter of 2009, the Company recorded $1,760,000 in income tax expense, which represents an annual effective rate of 37%.  The tax rate increased due to an increase in the Maryland state income tax rate as well as timing differences on amortization expense on our intangible assets between book and tax financials that increased our tax expense in 2009.    In the second quarter of 2008, we recorded income tax expense of $752,000 which reflected an estimated annual effective tax rate of 32.4%.  The Company anticipates a tax rate of approximately 36-38% in 2009.

Net income: Net income was approximately $3 million in the second quarter of 2009 as compared to approximately $1.6 million in the second quarter of 2008, an increase of 89%.  Pre-tax profit as a percent of sales increased to 11.7% in the second quarter of 2009 as compared to 8.4% in 2008. The improved profitability in the second quarter of 2009 is due to sales growth in the Take Shape for Life division and Medifast Weight Control Centers as well as improved advertising effectiveness in the Medifast Direct Marketing sales channel, gross margin improvement as well as leveraging the fixed costs associated with our vertically-integrated support structure.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment for the Three Months Ended June 30,

	2009		2008
Segments	Sales	% of Total	Sales	% of Total

Medifast	$36,756,000	90%	$25,503,000	93%
All Other	3,957,000	10%	2,034,000	7%
Total Sales	$40,713,000	100%	$27,537,000	100%

	Net Sales by Segment for the Six Months Ended June 30,

	2009		2008
Segments	Sales	% of Total	Sales	% of Total

Medifast	$67,490,000	91%	$48,983,000	93%
All Other	6,903,000	9%	3,723,000	7%
Total Sales	$74,393,000	100%	$52,706,000	100%

Three Months Ended June 30, 2009 and June 30, 2008

Medifast Segment:  The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the three months ended June 30, 2009 and 2008 above.

All Other Segment:  The All Other reporting segment consists of the sales of Medifast Weight Control Centers and Medifast Weight Control Franchise Centers.  Sales increased by $1,923,000 year-over year for the three month period ended June 30, 2009. Sales increased in the Medifast Weight Control Centers, and Franchise Centers due to the opening of ten new corporate centers in 2008, and three in the second quarter of 2009 in Austin, Texas and the opening of eleven new franchise centers at the end of 2008 and into the first six months of 2009.  In addition, the Dallas market continues to mature with the average clinic generating $57,000 per month in sales in the second quarter of 2009.   The Company is continuing to focus on improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics, and improved efficiencies in operation of the clinics. The Company now has twenty four corporately owned clinics, compared to seventeen clinics in operation at the end of the second quarter of 2008.  The Company also has eleven franchisee centers in operation.

Six Months Ended June 30, 2009 and June 30, 2008

Medifast Segment:  The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the six months ended June 30, 2009 and 2008 above.

All Other Segment:  The All Other reporting segment consists of the sales of Medifast Weight Control Centers and Medifast Weight Control Franchise Centers.  Sales increased by $3,180,000 year-over year for the six month period ended June 30, 2009. Sales increased in the Medifast Weight Control Centers, and Franchise Centers due to the opening of ten new corporate centers in 2008, and three in the second quarter of 2009 in Austin, Texas, and the opening of eleven new franchise centers at the end of 2008 and first six months of 2009.  In addition, the Dallas market continues to mature with the average clinic generating $54,000 per month in sales in the first six months of 2009.   The Company is continuing to focus on improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring and training of more experienced clinic operators to manage the clinics, and improved efficiencies in operation of the clinics. The Company now has twenty four corporately owned clinics, compared to seventeen clinics in operation at the end of the second quarter of 2008.  The Company also has eleven franchisee centers in operation.

	Net Profit by Segment for the Three Months Ended June 30,

	2009		2008
Segments	Profit	% of Total	Profit	% of Total

Medifast	$3,260,000	109%	$2,020,000	128%
All Other	(261,000)	-9%	(448,000)	-28%
Total Net Profit	$2,999,000	100%	$1,572,000	100%

	Net Profit by Segment for the Six Months Ended June 30,

	2009		2008
Segments	Profit	% of Total	Profit	% of Total

Medifast	$6,363,000	116%	$4,007,000	136%
All Other	(879,000)	-16%	(1,070,000)	-36%
Total Net Profit	$5,484,000	100%	$2,937,000	100%

Three Months Ended June 30, 2009 and June 30, 2008
Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the three months ended June 30, 2009 and 2008 above.  See footnote 16, “Business Segments” for a detailed breakout of expenses.

All Other Segment:  The All Other reporting segment consists of the profit or loss of Medifast Weight Control Centers, Medifast Weight Control Franchise Centers, and corporate expenses related to the parent company operations.  Year-over-year, the loss in the All Other segment decreased by $187,000.  The Medifast Weight Control Centers, and Franchise Centers showed an increase in net profitability year-over-year of $598,000.   The increase in profitability was due to opening of ten new corporately owned centers in 2008, three new centers in 2009 in the Austin, Texas market, and opening new franchise centers at the end of 2008 and first six months of 2009. The increase in the total number of corporate clinics to twenty four and eleven operating franchise centers led to additional sales and profitability.  Medifast Corporate expenses increased by $411,000 year-over-year.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.  See footnote 16, “Business Segments” for a detailed breakout of expenses.

Six Months Ended June 30, 2009 and June 30, 2008

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the six months ended June 30, 2009 and 2008 above.  See footnote 16, “Business Segments” for a detailed breakout of expenses.

All Other Segment:  The All Other reporting segment consists of the profit or loss of Medifast Weight Control Centers, Medifast Weight Control Franchise Centers, and corporate expenses related to the parent company operations.  Year-over-year, the loss in the All Other segment decreased by $191,000.  The Medifast Weight Control Centers, and Franchise Centers showed an increase in net profitability year-over-year of $810,000.   The increase in profitability was due to opening of ten new corporately owned centers in 2008, three new centers in 2009 in the Austin, Texas market, and opening new franchise centers at the end of 2008 and early 2009. The increase in the total number of corporate clinics to twenty four and eleven operating franchise centers led to additional sales and profitability.  Medifast Corporate expenses increased by $619,000 year-over-year.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense, and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.  See footnote 16, “Business Segments” for a detailed breakout of expenses.

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

Inflation

Inflation generally affects us by increasing the costs of labor, overhead, and raw material and packaging costs. The impact of inflation on our financial position and results of operations was minimal during the second quarter of 2009.

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

Counsel forwarded three cease and desist demands by letter to Barry Minkow , a convicted felon, and FDI, of which Minkow/FDI confirmed receiving two. In addition, the Company has filed formal   complaints with the NYSE, SEC, and ATTORNEY GENERAL OF MARYLAND to this time. Management as directed by the Board continues to monitor the situation and will continue to take appropriate action as it deems necessary.

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

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Medifast, Inc.

BY:	/s/ MICHAEL S. MCDEVITT	August 6, 2009
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