Form 10-Q
period 2009-09-30
MEDIFAST INC
filed 2009-11-09
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer            Accelerated filer              Non-accelerated filer   ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2009
Common stock, $.001 par value per share	15,383,941 shares

Index

Item II

Exhibits	20
EX 31.1
EX 31.2
EX 32.1

MEDIFAST, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$16,347,000	$1,841,000
Accounts receivable-net of allowance for doubtful accounts of $100,000	697,000	448,000
Inventory	10,759,000	13,856,000
Investment securities	1,476,000	1,099,000
Deferred compensation	629,000	531,000
Prepaid expenses and other current assets	2,142,000	2,034,000
Prepaid income tax	1,293,000	1,131,000
Note receivable - current	93,000	180,000
Deferred tax asset	100,000	100,000
Total Current Assets	33,536,000	21,220,000

Property, plant and equipment - net	22,305,000	21,709,000
Trademarks and intangibles - net	4,277,000	5,547,000
Deferred tax asset, net of current portion	1,461,000	1,131,000
Note receivable, net of current portion	143,000	1,080,000
Other assets	365,000	350,000

TOTAL ASSETS	$62,087,000	$51,037,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,213,000	$5,130,000
Line of credit	-	3,164,000
Current maturities of long-term debt	796,000	257,000
Total Current liabilities	8,009,000	8,551,000

Long-term debt, net of current liabilities	5,643,000	4,313,000
Total liabilities	13,652,000	12,864,000
Stockholders' equity:

Common stock; par value $.001 per share; 20,000,000 authorized; 15,383,941 and 14,585,960 shares issued and outstanding, respectively	15,000	15,000
Additional paid-in capital	35,178,000	30,787,000
Accumulated other comprehensive (loss)	113,000	(389,000)
Retained earnings	24,171,000	15,253,000
	59,477,000	45,666,000
Less: cost of 367,838 and 272,192 shares of common stock in treasury, respectively	(3,320,000)	(1,956,000)
Less: unearned stock compensation	(7,722,000)	(5,537,000)
Total Stockholders' Equity	48,435,000	38,173,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,087,000	$51,037,000

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue	$45,006,000	$27,281,000	$119,398,000	$79,987,000
Cost of sales	10,771,000	6,522,000	28,576,000	19,299,000
Gross Profit	34,235,000	20,759,000	90,822,000	60,688,000

Selling, general, and administration	28,672,000	18,363,000	76,456,000	53,820,000

Income from operations	5,563,000	2,396,000	14,366,000	6,868,000

Other income/(expense)
Interest (expense)	(40,000)	(50,000)	(114,000)	(159,000)
Interest income	38,000	-	111,000	-
Other income/(expense)	(15,000)	5,000	(82,000)	(1,000)
	(17,000)	(45,000)	(85,000)	(160,000)

Income before provision for income taxes	5,546,000	2,351,000	14,281,000	6,708,000
Provision for income tax (expense)	(2,112,000)	(802,000)	(5,363,000)	(2,222,000)

Net income	$3,434,000	$1,549,000	$8,918,000	$4,486,000

Basic earnings per share	$0.25	$0.12	$0.66	$0.34
Diluted earnings per share	$0.23	$0.11	$0.60	$0.32

Weighted average shares outstanding -
Basic	13,584,600	13,179,527	13,429,060	13,139,520
Diluted	14,918,563	14,178,031	14,763,023	14,138,024

See accompanying notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,

	2009	2008

Cash flows from operating activities:
Net income	$8,918,000	$4,486,000
Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation and amortization	3,832,000	3,417,000
Realized loss on investment securities	83,000	307,000
Common stock issued for services	155,000	116,000
Stock options cancelled during period	-	(77,000)
Vesting of unearned compensation	1,577,000	574,000
Net change in other comprehensive gain (loss)	502,000	(530,000)
Deferred income taxes	(329,000)	-
	-
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(249,000)	8,000
Decrease (Increase) in inventory	3,097,000	(2,574,000)
(Increase) in prepaid expenses & other current assets	(108,000)	(157,000)
Decrease (Increase) in deferred compensation	(98,000)	126,000
(Increase) in prepaid taxes	(162,000)	(757,000)
(Increase) in other assets	(15,000)	(251,000)
Increase in accounts payable and accrued expenses	2,084,000	313,000
(Decrease) in income taxes payable	-	(592,000)
Net cash provided by operating activities	19,287,000	4,409,000

Cash Flow from Investing Activities:
(Purchase) of investment securities, net	(459,000)	(4,000)
(Purchase) of property and equipment	(3,159,000)	(5,970,000)
Net cash (used in) investing activities	(3,618,000)	(5,974,000)

Cash Flow from Financing Activities:
Issuance of common stock, options and warrants	142,000	30,000
Increase (Repayment) of long-term debt, net	1,869,000	(200,000)
Increase (Decrease) in line of credit, net	(3,163,000)	1,532,000
Decrease in note receivable	91,000	99,000
(Purchase) of treasury stock	(102,000)	-
Net cash provided by (used in) financing activities	(1,163,000)	1,461,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	14,506,000	(104,000)

Cash and cash equivalents - beginning of the period	1,841,000	2,195,000

Cash and cash equivalents - end of period	$16,347,000	$2,091,000

Supplemental disclosure of cash flow information:
Interest paid	$114,000	$159,000
Income taxes	$5,841,000	$3,661,000

Supplemental disclosure of non cash activity:
Common stock issued to Executives and Directors over 2-6 year vesting periods	$1,577,000	$574,000
Common shares issued for options or warrants	$-	$42,000
Options cancelled during period	$-	$(77,000)
Common stock issued for services	$155,000	$116,000
Treasury stock received in payment of note receivable	$931,500	$-

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

General

1.	Basis of Presentation

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

3.           Recent Accounting Pronouncements

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10 (formerly FSP 157-2, “Effective Date of FASB Statement No. 157”), did not have any impact on the Company’s condensed consolidated financial statements.

            Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805 (formerly SFAS No. 141 revised 2007, “Business Combinations”), this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. With the adoption of this accounting standard update, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price.  This accounting standard update applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these accounting updates did not have any impact on the Company’s condensed consolidated financial statements.

            Effective January 1, 2009, the Company adopted an accounting standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, as codified in ASC 810-10 (formerly SFAS No. 160, Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51”). This accounting standard states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent.  The adoption of these accounting updates did not have any impact on the Company’s condensed consolidated financial statements.

 Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35 (formerly FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”), this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption of these accounting updates did not have any impact on the Company’s condensed consolidated financial statements.

            Effective January 1, 2009, the Company adopted a new accounting standard update from the Emerging Issues Task Force (“EITF”) consensus regarding the accounting of defensive intangible assets. This update, as codified in ASC 350-30 (formerly EITF No. 08-7, “Accounting for Defensive Intangible Assets”), clarifies accounting for defensive intangible assets subsequent to initial measurement. It applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under this update, a consensus was reached that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption of these accounting updates did not have any impact on the Company’s condensed consolidated financial statements.

Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

 Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65 (formerly FASB Staff Positions (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65 (formerly FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments), changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65 (formerly Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments), increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s condensed consolidated financial statements.

 Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative.   Beginning with this interim report for the third quarter of 2009, references to prior standards have been updated to reflect the new referencing system.. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s condensed consolidated financial statements

4.           Revenue Recognition

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

	As of September 30, 2009		As of December 31, 2008

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$8,332,000	$5,738,000	$8,332,000	$4,649,000
Trademarks, patents, and copyrights
finite life	1,640,000	866,000	1,640,000	685,000
infinite life	909,000	-	909,000	-
Total	$10,881,000	$6,604,000	$10,881,000	$5,334,000

Amortization expense for the nine months ended September 30, 2009 and 2008 was as follows:

	2009	2008
Customer lists	$1,089,000	$1,207,000
Trademarks and patents	181,000	179,000

Total Trademarks and Intangibles	$1,270,000	$1,386,000

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

8.           Note Receivable

Medifast realized a $1,503,000 note receivable as a result of the sale of Consumer Choice Systems on January 17, 2006 to a former board member.  The note has a 10-year term with imputed interest of 4% and was collateralized by 50,000 shares of Medifast stock and all the assets of Consumer Choice Systems.  On August 27, 2009, Medifast, Inc. accepted an offer by a former board member to pay down a large portion of the note using the 50,000 shares of Medifast, Inc. stock held as collateral. Medifast, Inc. obtained 50,000 shares of Medifast common stock and placed in treasury stock on August 27, 2009 at the closing price of $18.63.  This resulted in a $931,500 reduction in the note receivable balance due.  The restructured note has a remaining principal balance of $236,000 and will be paid over the remaining 82-month term.

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

12.           Fair Value Measurements

As of January 1, 2009, we adopted ASC 820-10 for all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. We had previously adopted ASC 820-10 for all financial assets and liabilities.  ASC 820-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The levels of the fair value hierarchy under ASC 820-10 are described below:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3
Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include us of option pricing models, discounted cash flow models and similar techniques.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009.

Fair Value Measurements on a Recurring Basis as of September 30, 2009

Assets	Level I	Level II	Level III	Total

Investment securities	$1,476,000	-	-	$1,476,000
Cash equivalents	16,347,000	-	-	16,347,000
Total Assets	$17,823,000	$-	$-	$17,823,000
Liabilities	-	-	-	-
Total Liabilities	$-	$-	$-	$-

The Company implemented ASC 820-10 10 (formerly FSP 157-2, “Effective Date of FASB Statement No. 157”), for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

13.           Share Based Payments

Stock-Based Compensation

Unearned compensation represents shares issued to executives and Board members that will be vested over a 2-6 year period.  These shares will be amortized over the vesting period in accordance with FASB 123(R).  The expense related to the vesting of unearned compensation was $1,577,000 and $574,000 at September 30, 2009 September 30, 2008, respectively.   There was no expense related to vesting of options under FASB 123R at September 30, 2009 and 2008.

The Medifast Board of Directors on May 7, 2009 approved restricted common stock grants to key executives and Board members with a 5 year vesting period, beginning on the grant date.  Key executives were granted 460,000 shares of restricted common stock to retain their services over the next five years and recognize continued sales and profit growth in accordance with targets set by the Board of Directors.  The Board of Directors received a total of 71,000 shares with a two year vesting period, beginning on the grant date for their active participation in the strategic planning process and guidance as it relates to Medifast’s strong performance and growth.

The Compensation Committee of Medifast, Inc. has utilized vested stock grants as a major source of compensation for its senior executive team so that their interests are aligned with Shareholders by building value in the Medifast Brand and increasing shareholder value. The Senior Executive Team continues to earn stock grants over the next five years and must pay an increasingly higher tax rate on their illiquid restricted stock grants.  Therefore, over the next 12 months, the CEO, President and the VP of Finance plan on selling shares of Medifast Common Stock up to approximately 200,000 shares for tax and estate purposes in accordance with the Medifast, Inc. Insider Trading Policy as outlined below in “Item 5 – Other Information.”  In addition, over the next 18 months Shirley Mac Donald, the wife of the Chairman of the Board, may sell up to approximately 100,000 additional shares of Medifast, Inc. common stock for estate planning and retirement purposes going forward into 2009/2010.  The Chairman of the Board, Bradley T. Mac Donald may donate 75,000 shares to the MacDonald Charitable Remainder Trust and/or the Mac Donald Family foundation in 2009 and 2010 to support the Company's and the family’s charitable giving program. The Mac Donald Family will retain control over the voting rights of approximately 800,000 shares of Medifast Common Stock after these transactions.

The following summarizes the stock option activity for the Nine Months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)

Outstanding, December 31, 2008	143,334	3.00
Options granted
Options reinstated
Options exercised	(133,334)	2.94
Options forfeited or expired

Outstanding September 30, 2009	10,000	3.83	1.08
Options exercisable, September 30, 2009	10,000	3.83	1.08

Options available for grant at September 30, 2009	1,212,500

14.           Reclassifications

Certain amounts for the quarter ended September 30, 2008 have been reclassified to conform to the presentation of the September 30, 2009 amounts.  The reclassifications have no effect on net income for the quarters ended September 30, 2009 and 2008.

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

The following tables present segment information for the three and nine months September 30, 2009 and 2008:

	Three Months Ended September 30, 2009
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$40,670,000	$4,336,000		$45,006,000
Cost of Sales	9,912,000	859,000		10,771,000
Selling, General and Adminstrative Expenses	24,104,000	3,273,000		27,377,000
Depreciation and Amortization	1,038,000	257,000		1,295,000
Interest (net) and Other	9,000	8,000		17,000
Provision for income taxes	2,108,000	4,000		2,112,000
Net income (loss)	$3,499,000	$(65,000)		$3,434,000

Segment Assets	$40,999,000	$21,088,000		$62,087,000

	Three Months Ended September 30, 2008
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$24,945,000	$2,336,000		$27,281,000
Cost of Sales	6,031,000	491,000		6,522,000
Selling, General and Adminstrative Expenses	15,090,000	2,097,000		17,187,000
Depreciation and Amortization	927,000	249,000		1,176,000
Interest (net) and Other	9,000	36,000		45,000
Provision for income taxes	802,000	-		802,000
Net income (loss)	$2,086,000	$(537,000)		$1,549,000

Segment Assets	$33,498,000	$15,879,000		$49,377,000

	Nine Months Ended September 30, 2009
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$108,159,000	$11,239,000		$119,398,000
Cost of Sales	26,219,000	2,357,000		28,576,000
Selling, General and Adminstrative Expenses	63,565,000	9,059,000		72,624,000
Depreciation and Amortization	3,081,000	751,000		3,832,000
Interest (net) and Other	5,000	80,000		85,000
Provision for income taxes	5,359,000	4,000		5,363,000
Net income (loss)	$9,930,000	$(1,012,000)		$8,918,000

Segment Assets	$40,999,000	$21,088,000		$62,087,000

	Nine Months Ended September 30, 2008
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$73,928,000	$6,059,000		$79,987,000
Cost of Sales	18,055,000	1,244,000		19,299,000
Selling, General and Adminstrative Expenses	44,852,000	5,551,000		50,403,000
Depreciation and Amortization	2,684,000	733,000		3,417,000
Interest (net) and Other	22,000	138,000		160,000
Provision for income taxes	2,222,000	-		2,222,000
Net income (loss)	$6,093,000	$(1,607,000)		$4,486,000

Segment Assets	$33,498,000	$15,879,000		$49,377,000

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

General

Nine Months Ended September 30, 2009 and September 30, 2008

Revenue:  Revenue increased to $119.4 million for the first nine months of 2009 compared to $80 million for the first nine months of 2008, an increase of $39.4 million or 49%.  The Take Shape for Life sales channel accounted for 59% of total revenue; direct marketing channel accounted for 30%, brick and mortar clinics 10%, and doctors 1%.  Take Shape for Life sales, which are fueled by increased customer product sales as a result of an increase in active health coaches increased by 99% compared to the first nine months of 2008. As compared to the first nine months of 2008, the direct marketing sales channel, which is fueled primarily by consumer advertising, decreased revenues by approximately 1% year-over year. The advertising dollars spent were 10% less than the first nine months of 2008 as the Company continues to focus on more effective advertising spend.  The Medifast Weight Control Centers increased sales by 98% due to the opening of new corporate and franchise locations and improvement in same store sales.

Take Shape for Life revenue increased 99% to $70.8 million compared with $35.6 million in the first nine months of 2008.   Growth in revenues for the segment was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during the third quarter increased to approximately 5,800 compared with 3,200 during the period a year ago, an increase of 81% and up from 4,650 at the close of the second quarter of 2009.  We continue to see the benefits of a physician-lead network of coaches that are able to support their clients in their weight-loss efforts.   In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of one-on-one communication continues to excel. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active health coaches.   Becoming a health coach is a business opportunity that has a low cost of start-up and requires no holding of inventory as all orders are shipped to the end consumer.  In the current economic environment, many people are looking for supplemental income to assist in paying the car payment or mortgage, and becoming a health coach allows for supplemental income in the form of a commission compensation on product sales and supporting the customer needs by providing education on the program and support to customers ordering through Take Shape for Life, and more importantly the ability to help others regain their health through the use of clinically proven Medifast products.

The Medifast Weight Control Centers, which represent approximately 10% of the Company’s overall revenues, are currently operating in twenty four corporate locations in Austin, Dallas, Houston, and Orlando, and twelve franchise locations.  In the first nine months of 2009, the Company experienced revenue growth of 98% versus the same time period last year.

Overall, selling, general and administrative expenses increased by $22.6 million as compared to the first nine months of 2008.  As a percentage of sales, selling, general and administrative expenses decreased to 64% versus 67.3% in the first nine months of 2008, which lead to an 88% increase in diluted earnings per share in the first nine months of 2009 versus prior year.   Take Shape for Life commission expense, which is completely variable based upon product revenue, increased by approximately $15.6 million as the Company showed sales growth of 99% as compared to the first nine months of 2008.  Salaries and benefits increased by approximately $2.95 million in the first nine months of 2009 as compared to last year.  The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers in the second half of 2008 which have greatly impacted revenue growth in 2009.   In addition, the opening of new corporately owned clinics in the Houston, Dallas, and Austin, TX market also required the hiring of additional center managers and support staff.  Areas that also experienced additional staffing due to the 49% sales growth in the first nine months of 2009 include manufacturing, distribution, call center, and IT.  Advertising expense for the first nine months of 2009 was approximately $13.3 million compared to approximately $14.7 million for the same period last year, a decrease of $1.4 million or 10%.  Communication expense increased by $250,000 and other expenses increased by $1.95 million which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes.  Operating expenses increased by $1.4 million which primarily resulted from additional printing expense for our direct to consumer postcard mailings, printed materials included in each product shipment, as well as maintenance, repairs, and supplies for our manufacturing and distribution facilities.  Office expense increased by $900,000 and stock compensation expense increased by $1 million as additional restricted shares were issued to key executives and Board members in the third and fourth quarters of 2008, as well as the second and third quarters of 2009 which will be vesting over a five year term.

Costs and Expenses:  Cost of revenue increased $9.3 million to $28.6 million for the first nine months of 2009 from $19.3 million for the first nine months of 2008.  As a percentage of sales, gross margin increased to 76.1% from 75.9% in the nine months of 2008.  The margin improved slightly due to the addition of efficient new machinery and process improvements achieved in our vertically integrated business model.

Income taxes:  In the first nine months of 2009, the Company recorded $5,363,000 in income tax expense, which represents an annual effective rate of 37.6%.  The tax rate increased due to an increase in the Maryland state income tax rate as well as timing differences on amortization expense on our intangible assets between book and tax financials that increased our tax expense in 2009.    For the first nine months of 2008, we recorded income tax expense of $2.2 million which reflected an estimated annual effective tax rate of 33.1%.  The Company anticipates a tax rate of approximately 36-38% in 2009.

Net income: Net income was approximately $8.9 million for the first nine months of 2009 as compared to approximately $4.5 million for the first nine months of 2008, an increase of 98%.  Pre-tax profit as a percent of sales increased to 12% in the first nine months of 2009 as compared to 8.4% in 2008. The improved profitability in the first nine months of 2009 is due to sales growth in the Take Shape for Life division and Medifast Weight Control Centers as well as improved advertising effectiveness in the Medifast Direct Marketing sales channel, gross margin improvement as well as leveraging the fixed costs associated with our vertically-integrated support structure.

Three Months Ended September 30, 2009 and September 30, 2008

Revenue:  Revenue increased to $45 million in the third quarter of 2009 compared to $27.3 million in the third quarter of 2008, an increase of $17.7 million or 65%. The Take Shape for Life sales channel accounted for 62% of total revenue; direct marketing channel accounted for 27%, brick and mortar clinics 10%, and doctors 1%.  Take Shape for Life sales, which are fueled by increased customer product sales as a result of an increase in active health coaches increased by 105% compared to the third quarter of 2008. As compared to the third quarter of 2008, the direct marketing sales channel, which is fueled primarily by consumer advertising, increased revenues by 14% year-over year, the advertising dollars spent were 5% more than the third quarter of 2008 as the Company continues to focus on more effective advertising spend.  The Medifast Weight Control Centers increased sales by 106% due to the opening of new corporate and franchise locations and improvement in same store sales.

Take Shape for Life revenue increased 105% to $27.9 million compared with $13.6 million in the comparable quarter of 2008.   Growth in revenues for the segment was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during the second quarter increased to approximately 5,800 compared with 3,200 during the period a year ago, an increase of 81% and up from 4,650 at the close of the second quarter of 2009.  We continue to see the benefits of a physician-lead network of coaches that are able to support their clients in their weight-loss efforts.   In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of one-on-one communication continues to excel. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active health coaches.   Becoming a health coach is a business opportunity that has a low cost of start-up and requires no holding of inventory as all orders are shipped to the end consumer.  In the current economic environment, many people are looking for supplemental income to assist in paying the car payment or mortgage, and becoming a health coach allows for supplemental income in the form of a commission compensation on product sales and supporting the customer needs by providing education on the program and support to customers ordering through Take Shape for Life, and more importantly the ability to help others regain their health through the use of clinically proven Medifast products.

The Medifast Weight Control Centers, which represent approximately 10% of the Company’s overall revenues, are currently operating in twenty four corporate locations in Austin, Dallas, Houston, and Orlando, and twelve franchise centers. In the third quarter of 2009, the Company experienced revenue growth of 106% versus the same time period last year.  Same-store sales increased 20% for the quarter for clinics open greater than one year due to more effective advertising and improved closing rates in the clinics.

Overall, selling, general and administrative expenses increased by $10.3 million as compared to the third quarter of 2008.  As a percentage of sales, selling, general and administrative expenses decreased to 63.7% versus 67% in the third quarter of 2008, which lead to a 109% increase in diluted earnings per share in the third quarter of 2009 versus prior year.   Take Shape for Life commission expense, which is completely variable based upon revenue, increased by approximately $6.7 million as the Company showed sales growth of 105% as compared to the third quarter of 2008.  Salaries and benefits increased by approximately $1.3 million in the third quarter of 2009 as compared to last year.  The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers in the second half of 2009 which have greatly impacted revenue growth in 2009.   In addition, the opening of new corporately owned clinics in the Houston, Dallas, and Austin, TX market also required the hiring of additional center managers and support staff. Areas that also experienced additional staffing due to the 65% sales growth in the third quarter of 2009 include manufacturing, distribution, call center, and IT.  Advertising expense for the third quarter of 2009 was approximately $4.5 million compared to approximately $4.3 million for the same period last year, an increase of $200,000. Communication expense increased by $100,000 and other expenses increased by $750,000 which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes.  Operating expenses increased by $650,000 which primarily resulted from additional printing expense for our direct to consumer postcard mailings, printed materials included in each product shipment, as well as maintenance, repairs, and supplies for our manufacturing and distribution facilities.  Office expense increased by $400,000 and stock compensation expense increased by $221,000 as additional restricted shares were issued to key executives and Board members in the third and fourth quarters of 2008 as well as the second and third quarters of 2009 that will be vesting over a five year term.

Costs and Expenses:  Cost of revenue increased $4.2 million to $10.8 million in the third quarter of 2009 from $6.5 million in the third quarter of 2008.  As a percentage of sales, gross margin was 76.1% in the third quarter of 2009 and 2008.

Income taxes:  In the third quarter of 2009, the Company recorded $2.1 million in income tax expense, which represents an annual effective rate of 38.1%.  The tax rate increased due to an increase in the Maryland state income tax rate as well as timing differences on amortization expense on our intangible assets between book and tax financials that increased our tax expense in 2009.    In the third quarter of 2008, we recorded income tax expense of $802,000 which reflected an estimated annual effective tax rate of 34.1%.  The Company anticipates a tax rate of approximately 36-38% in 2009.

Net income: Net income was approximately $3.4 million in the third quarter of 2009 as compared to approximately $1.5 million in the third quarter of 2008, an increase of 122%.  Pre-tax profit as a percent of sales increased to 12.3% in the third quarter of 2009 as compared to 8.6% in 2008. The improved profitability in the third quarter of 2009 is due to sales growth in Take Shape for Life, Medifast Weight Control Centers, and Medifast Direct Marketing, as well as improved advertising effectiveness in the Medifast Direct Marketing sales channel, gross margin improvement as well as leveraging the fixed costs associated with our vertically-integrated support structure.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment for the Three Months Ended September 30,

	2009		2008
Segments	Sales	% of Total	Sales	% of Total

Medifast	$40,670,000	90%	$24,945,000	91%
All Other	4,336,000	10%	2,336,000	9%
Total Sales	$45,006,000	100%	$27,281,000	100%

	Net Sales by Segment for the Nine Months Ended September 30,

	2009		2008
Segments	Sales	% of Total	Sales	% of Total

Medifast	$108,159,000	91%	$73,928,000	92%
All Other	11,239,000	9%	6,059,000	8%
Total Sales	$119,398,000	100%	$79,987,000	100%

Three Months Ended September 30, 2009 and September 30, 2008

Medifast Segment:  The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the three months ended September 30, 2009 and 2008 above.

All Other Segment:  The All Other reporting segment consists of the sales of Medifast Weight Control Centers and Medifast Weight Control Franchise Centers.  Sales increased by $2,000,000 year-over year for the three month period ended September 30, 2009. Sales increased in the Medifast Weight Control Centers and Franchise Centers due to the opening of ten new corporate centers in 2008, and three in the second quarter of 2009 in Austin, TX and Texas, and the opening of twelve new franchise centers at the end of 2008 and into the first nine months of 2009.  The Company is continuing to focus on improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics, and improved efficiencies in operation of the clinics. The Company now has twenty four corporately owned clinics, compared to twenty clinics in operation at the end of the third quarter of 2008.  The Company also has twelve franchisee centers in operation.

Nine Months Ended September 30, 2009 and September 30, 2008

Medifast Segment:  The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the nine months ended September 30, 2009 and 2008 above.

All Other Segment:  The All Other reporting segment consists of the sales of Medifast Weight Control Centers and Medifast Weight Control Franchise Centers.  Sales increased by $5,180,000 year-over year for the nine month period ended September 30, 2009. Sales increased in the Medifast Weight Control Centers and Franchise Centers due to the opening of ten new corporate centers in 2008, and three in the second quarter of 2009 in Austin, TX and Texas, and the opening of twelve new franchise centers at the end of 2008 and into the first nine months of 2009.  The Company is continuing to focus on improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics, and improved efficiencies in operation of the clinics. The Company now has twenty four corporately owned clinics, compared to twenty clinics in operation at the end of the third quarter of 2008.  The Company also has twelve franchisee centers in operation.

	Net Profit by Segment for the Three Months Ended September 30,

	2009		2008
Segments	Profit	% of Total	Profit	% of Total

Medifast	$3,499,000	102%	$2,086,000	135%
All Other	(65,000)	-2%	(537,000)	-35%
Total Net Profit	$3,434,000	100%	$1,549,000	100%

	Net Profit by Segment for the Nine Months Ended September 30,

	2009		2008
Segments	Profit	% of Total	Profit	% of Total

Medifast	$9,930,000	111%	$6,093,000	136%
All Other	(1,012,000)	-11%	(1,607,000)	-36%
Total Net Profit	$8,918,000	100%	$4,486,000	100%

Three Months Ended September 30, 2009 and September 30, 2008

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the three months ended September 30, 2009 and 2008 above.  See footnote 15, “Business Segments” for a detailed breakout of expenses.

All Other Segment:  The All Other reporting segment consists of the profit or loss of Medifast Weight Control Centers, Medifast Weight Control Franchise Centers, and corporate expenses related to the parent company operations.  Year-over-year, the loss in the All Other segment decreased by $472,000.  The Medifast Weight Control Centers and Franchise Centers showed an increase in net profitability year-over-year of $833,000.   The increase in profitability was due to opening of ten new corporately owned centers in 2008, three new centers in 2009 in the Austin, Texas market, and opening twelve new franchise centers at the end of 2008 and first nine months of 2009. The increase in the total number of corporate clinics to twenty four, twelve operating franchise centers, and improvements in same store sales year-over-year led to additional sales and profitability.  Medifast Corporate expenses increased by $361,000 year-over-year.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.  See footnote 15, “Business Segments” for a detailed breakout of expenses.

Nine Months Ended September 30, 2009 and September 30, 2008

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the Nine months ended September 30, 2009 and 2008 above.  See footnote 15, “Business Segments” for a detailed breakout of expenses.

All Other Segment:  The All Other reporting segment consists of the profit or loss of Medifast Weight Control Centers, Medifast Weight Control Franchise Centers, and corporate expenses related to the parent company operations.  Year-over-year, the loss in the All Other segment decreased by $595,000.  The Medifast Weight Control Centers and Franchise Centers showed an increase in net profitability year-over-year of $1.6 million.   The increase in the total number of corporate clinics to twenty four, twelve operating franchise centers, and improvements in same store sales year-over-year led to additional sales and profitability. Medifast Corporate expenses increased by $1 million year-over-year.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense, and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.  See footnote 15, “Business Segments” for a detailed breakout of expenses.

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

Inflation

Inflation generally affects us by increasing the costs of labor, overhead, and raw material and packaging costs. The impact of inflation on our financial position and results of operations was minimal during the third quarter of 2009.

Item 5.  Other Information

Litigation:

There is no pending or threatened litigation.

Other Matters:

An Independent Committee of the Board of Directors of Medifast was constituted to review the public allegations of a third party "Convicted Felon" on his website.  The Independent Committee of the Board of Directors of Medifast Inc. recommended that the Company make a formal complaint to the Securities and Exchange Commission and the Attorney General of Maryland as it pertains to the convicted felon Minkow and his "for profit" company's false and misleading claims against Medifast. There are currently no pending matters of a material nature related to any government investigation of the case involving Mr. Minkow, his company, its affiliates or associates. Any actions related to any government investigation pertaining to this complaint have been deemed confidential at this time.

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

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Medifast, Inc.

BY:	/S/ MICHAEL S. MCDEVITT	November 9, 2009
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