Form 10-K
period 2009-12-31
MEDIFAST INC
filed 2010-03-31
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2009, based upon the closing price of $11.46 per share on the New York Stock Exchange on that date, was $151,000,000.

As of March 26, 2010, the Registrant had 15,398,941 shares of Common Stock outstanding.

Explanatory Note

In this Annual Report on Form 10-K for the year-ended December 31, 2009, we are restating earnings for the years ended December 31, 2006, 2007, and 2008 due to an error in the SFAS No. 109, “Accounting for Income Taxes” calculation.  In general, under SFAS No. 109, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of assets and liabilities for financial reporting and for income tax purposes. Due to the Company’s growth in past years, major infrastructure investments were made to include building purchases for manufacturing, corporate offices and distribution, high speed manufacturing equipment and blenders, a state of the art printing center operation, and IT systems including infrastructure and hardware. For financial statement purposes, these assets are depreciated over the assets useful life. However, for tax purposes, the depreciation can be accelerated which results in lower taxable income and potential tax refunds which were realized for the years in which accelerated tax depreciation was elected for the Company. The lower taxable income and tax refunds impacted the Company’s cash position positively and allowed for the further investment in the vertically integrated Company infrastructure build. The resulting timing difference should have resulted in a deferred tax liability and additional income tax provision expense in the year’s restated.

The restatements had no effect on 2009 revenues, operating income, pre-tax income, net income or cash-flows. The restatements have no impact on the Company's tax returns in any year.

 The Company is restating for errors identified in its deferred tax accounts pertaining to (i) differences between the income tax basis and the financial reporting basis of long-lived assets that were not reconciled to the deferred tax balances (ii) to properly apply a net operating loss to our deferred tax and provision for income taxes for the years ended December 31, 2001, 2002, 2003, 2004, and 2005. The effects of these restatements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The correction of the errors noted in (i) above reduced 2008, 2007, and 2006 net income by $601,000 (.04 per diluted share), $411,000 ($.03 per diluted share), and $583,000 (.04 per diluted share), respectively. The corrections noted in number (ii) above increased beginning of 2006 accumulated deficit by $1,358,000.

For additional detail on the restatement please see Footnote 17, “Restatement of Financial Statements” and “Management’s Discussion on Restatement and Restatement Impact” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

MARKETS

Over the past 30 years, obesity in the United States has dramatically increased. The obesity epidemic shows no signs of slowing down, with the condition worsening as American waistlines continue expanding. Throughout the world, approximately 1.7 billion people are overweight. The United States leads the way, having the highest percentage of overweight adults worldwide with nearly 70% of all Americans falling within the overweight or obese categories.

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

Supported by a recent study published in April 2006 in the Journal of American Medical Association entitled, “Prevalence of Obesity and Overweight in the United States”, almost 7 out of 10 adults in the U.S. are overweight or obese, with 60 million (or about thirty percent) American adults suffering from obesity. This raises concern among Americans because of the health implications associated with obesity, including conditions such as type 2 diabetes, coronary heart disease, hypertension and stroke, sleep apnea and respiratory problems, gallbladder disease, depression and certain forms of cancer.

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

Obesity is not an age-specific condition; the Centers for Disease Control and Prevention show children and adolescents are also affected. According to the CDC, the prevalence of obesity in children and adolescents has tripled since 1976. Overweight and obese children are at an increased risk of developing health problems such as high blood pressure, high cholesterol and type 2 diabetes.

According to the study, “Projection of diabetes burden through 2050: impact of change demography and disease prevalence in the U.S.”, published 2001 in Diabetes Care, type 2 diabetes is expected to increase by 165% between 2000 and 2050. A 2007 study published by the CDC shows children are now also being affected by type 2 diabetes. Obese children suffering from type 2 diabetes are at increased risk of suffering significant morbidities as adults in the form of amputations, kidney problems, and blindness.

The primary factors contributing to obesity are well-known and preventable: unhealthy food choices and physical inactivity. It is estimated that poor nutrition and physical inactivity account for more than 300,000 premature deaths per year in the U.S. According to the United States Department of Health and Human Services, only 25% of adults and even fewer teenagers consume the suggested 5 or more servings of vegetables and fruits a day. More than half of American adults fail to engage in the suggested amount of physical activity; more than one third of young Americans fail to regularly engage in any vigorous physical activity at all.

The United States Department of Health and Human Services states Americans spend $117 billion in costs associated with overweight and obesity, with direct medical and healthcare costs totaling $93 billion. The U.S. weight loss market is estimated to be a $55 billion per year industry. This includes consumer spending on diet foods, drinks and low-calorie sweeteners; health clubs and workout videos; medically supervised and commercial weight loss programs; children’s weight loss camps; diet books; appetite suppressants and more.

Distribution Channels

Medifast Direct – In the direct to consumer channel, customers order Medifast product directly through the Company’s website, www.choosemedifast.com, or our in-house call center. The product is shipped directly to the customer’s home. This business is driven by an aggressive multi-media customer acquisition strategy that includes print, radio, web advertising, direct mail and television as well as public relations and social media initiatives. The Medifast Direct division focuses on targeted marketing initiatives and provides customer support through its in-house call center and nutrition support team of registered dieticians to better serve its customers. In addition, Medifast also continues to promote its use of leading web technology featuring customized meal planning and web community components. MyMedifast is a robust online community which provides a library of support articles, support forums, meal planning tools and social media functions,

Take Shape for Life™ - Take Shape for Life is the direct selling division of Medifast. Take Shape For Life is a physician led network of independent health coaches who are trained to provide coaching and support to clients on Medifast programs. Health coaches are conduits to give clients the encouragement and mentoring to successfully reach a healthy weight. Take Shape For Life programs provide a road map to empower the individual to take control of their health through better habits. Take Shape for Life offers the exclusive BeSlim® philosophy, which encourages long-term weight maintenance. Take Shape for Life also moves beyond the scope of weight loss to show customers how to achieve optimal health through the balance of body, mind, and finances. Take Shape for Life uses the high quality, medically validated products of Medifast and The Habits of Health system to create a lifelong health optimization program. In addition to the encouragement and support of a health coach, clients of Take Shape for Life are offered a bio-network of support including program support calls and access to registered dieticians via toll free telephone, email and web chats.

Program entrants are encouraged to consult with their primary care physician and a Take Shape for Life Health Coach to determine the Medifast program that is right for them. Health Coaches are required to obtain qualification based upon testing of their knowledge on Medifast products and programs. Health Coaches may also become certified by The Health Institute, a training program developed by Medifast professionals.

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

Medifast Weight Control Centers – The Medifast Weight Control Center is the brick and mortar clinic channel of Medifast located in Texas, Florida and Maryland. In 2009, the Company opened seven new Medifast Weight Control Centers and had a total of twenty – seven locations in operation at year-end. The centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized patient counseling, and Inbody TM composition analysis. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives. The centers also benefit from the nationally advertised brand which encourages walk-ins and referrals from other Medifast business channels.

In 2008, the Company began offering the clinic model as a franchise opportunity. The Company currently has franchisee centers located in Alabama, Arizona, California and Minnesota. At December 31, 2009, eighteen franchise locations were in operation.

Medifast Physicians –Medifast physicians have implemented the Medifast program within their practice or clinic since 1980. These physicians carry an inventory of Medifast products and resell them to patients. They also provide appropriate medical monitoring, testing, and support for patients on the program. Management estimates that more than 20,000 physicians nationwide have recommended Medifast as a treatment for their overweight patients since 1980, and over an estimated 1 million patients have used its’ products to lose and maintain their weight. Many Medifast physicians prefer not to carry inventory and resell products in their offices and take advantage of the Medifast Direct or the Take Shape for Life program to support their patient base.

The Company offers an additional in-house support program to assist customers that are consulting their primary care physician. Customers have access to registered dieticians that provide program support and advice via a toll free telephone help line, by e-mail and online chats

THE MEDIFAST® BRAND

Medifast enriches lives by providing innovative choices for lasting health through products and programs. Medifast has been recommended by 20,000 physicians since 1980. Medifast is clinically proven product offering programs for weight management, weight maintenance and long term health through multiple channels of distribution. Medifast products are high quality, portion controlled meal replacement foods.

The Medifast program is suitable for individuals with type 2 diabetes and offers products with a nutritionally complete and low glycemic formulation Portion controlled, meal replacement weight management programs are continuing to gain popularity, as consumers search for a safe and effective solution that provides balanced nutrition, quick weight loss and valuable behavior modification education.

Medifast Distribution channels also offer a line of Essential 1® brand supplements addressing specific health issues such as heart and digestive health.

Clinical Research Overview

Medifast uses both clinical research studies and retrospective data analysis from its Medifast clinics as the basis of its claim, “clinically proven.” The following abstracts include both peer-reviewed research (consisting of prospective controlled clinical trials and retrospective studies) and in-house clinical data (studies 7 & 8).

Study 1
Reference
Davis LM, Coleman CD, Kiel J, Rampolla J, Hutchisen T, Ford L, Anderson WS, Hanlon-Mitola A. “Efficacy of a meal replacement diet plan compared to a food-based diet plan after a period of weight loss and weight maintenance: A randomized controlled trial.” Nutritional Journal. 2010. In Press.

Purpose
To examine the effect of Medifast’s meal replacement program (MD) on body weight, body composition, and biomarkers of inflammation and oxidative stress among obese individuals following a period of weight loss and weight maintenance compared to an isocaloric, food-based diet (FB).

Results
Weight loss at 16 weeks was significantly better in the Medifast group (MD) versus the food-based group (FB) (12.3% vs. 6.9%), and overall greater weight loss was achieved on MD versus FB. Significantly more of the MD participants lost ≥5% of their initial weight at week 16 (93% vs. 55%) and week 40 (62% vs. 30%). Significant improvements in body composition were also observed in MD participants compared to FB at week 16 and week 40. At week 40, both groups experienced improvements in biochemical outcomes and other clinical indicators.

Conclusions
Our data suggest that the meal replacement diet plan evaluated was an effective strategy for producing robust initial weight loss and for achieving improvements in a number of health-related parameters during weight maintenance, including inflammation and oxidative stress, two key factors more recently shown to underlie our most common chronic diseases.

Weight loss and other anthropometric results of this study were presented at Experimental Biology, 2009.Biochemical outcomes were presented at the American Dietetic Association Food and Nutrition Conference and Expo, 2009.

Study 2
Reference
Cheskin LJ, et al. “Efficacy of meal replacements versus a standard food-based diet for weight loss in type 2 diabetes: A controlled clinical trial.” The Diabetes Educator. 34(1):118-127; Jan/Feb 2008.

Purpose
To compare the efficacy of a portion-controlled meal-replacement diet (PCD) to a standard diet (SD) (based on recommendations by the American Diabetes Association) in achieving and maintaining weight loss among 119 obese men and women with type 2 diabetes mellitus.

Results
The PCD group lost 2 times more body weight at 34 weeks (-7.3 ± 6.2kg vs. -3.7 ± 3.2kg) versus the SD group. Using intention-to-treat analyses, weight loss at 34 weeks and weight maintenance at 86 weeks was significantly better on PCD versus SD. Approximately 40% of the PCD participants lost >5% of their initial weight compared with 12% of those on the SD. Significant improvements in biochemical and metabolic measures were observed at 34 weeks in both groups. The retention rate and self-reported ease of adherence in the PCD group were significantly higher throughout the study.

Conclusions
Participants using meal replacements lost twice the amount of weight and were more likely to complete the program than SD participants. Approximately 25% of the PCD participants reduced their blood glucose-lowering medications after the initial weight loss phase, while no participants in the SD group achieved this.

This study was published in the January/February 2008 issue of The Diabetes Educator. The peer-reviewed journal is the official journal of the American Association of Diabetes Educators. The study was also presented at the American Diabetes Association’s 65th Annual Scientific Session, 2005.

Study 3
Reference
Haddock CK, Poston WSC, Foreyt JP, DiBartolomeo JJ. “Effectiveness of Medifast supplements combined with obesity pharmacotherapy: A clinical program evaluation.” Eating and Weight Disorders. 13:95-101; 2008.

Purpose
To evaluate the long-term impact of Medifast meal-replacement supplements (MMRS) combined with appetite-suppressant medication (ASM) among participants who received 52 weeks of treatment as part of a medically supervised weight-control program.

Results
Participants who completed 52 weeks of treatment experienced substantial weight losses at 12 (-9.4 ± 5.7kg), 24 (-12.0 ± 8.1kg), and 52 weeks (12.4 ± 9.2kg), and all measures were significantly different from baseline weight (p<0.001 for all contrasts) for both true completers (n=324) and for ITT analysis (n=1,351). Fifty percent of patients remained in the program at 24 weeks and nearly 25% were still participating at one year.

Conclusions
The combination of Medifast meal-replacement supplements plus appetite suppressant medication yielded results that were better than those typically reported for obesity pharmacotherapy in both short- and long-term studies, and also better than those reported for partial meal-replacement programs.

This study was published in the June 2008 issue of Eating and Weight Disorders. Results of this study were presented at the American Society of Bariatric Physicians’ annual meeting in May 2007.

Study 4
Reference
Davis LM, Coleman CD, Andersen WS, Cheskin LJ. “The effect of metabolism-boosting beverages on 24-hr energy expenditure.” The Open Nutrition Journal. 2:37-41; 2008.

Purpose
To test the effect of thermogenic meal-replacement beverages (TMRB) containing 90 mg of EGCG and 100 mg of caffeine on resting energy expenditure (REE). Thirty adults (19 women, 11 men) were stratified into 3 groups: lean (n=10, BMI 21.5 ± 2.1); overweight/obese (OW) (n=10, BMI 29.8 ± 2.7); or weight maintainers (WM) (n=10, BMI 28.8 ± 4.0). Following an overnight fast, baseline measurements, including REE via indirect calorimetry, were performed. REE was repeated at 30, 60, 90, and 120 minutes after consuming a TMRB. Appetite was assessed via visual analogue scale at baseline, 30 minutes, and 120 minutes after consuming the TMRB.

Results
Mean 24-hour REE was increased 5.9 ± 2.5% overall (p=0.000), 5.7 ± 3.1% among lean subjects (p=0.0002), 5.3 ± 1.4% among OW subjects (p=0.000), and 6.8 ± 2.7% among WM subjects (p=0.0007). Appetite was significantly reduced 30 minutes after consuming the TMRB (p=0.0002).

Conclusions
The findings strongly suggest TMRBs are a promising weight-control tool. Benefits of TMRB in weight control include increases in resting energy metabolism and decreases in appetite. These decreases in energy intake and increases in energy expenditure may translate into more sustainable weight loss and weight maintenance in both the short- and long-term.

This study was presented as a poster session at Experimental Biology, 2008.

Study 5
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

Results
By ITT analysis, dieting alone vs. with a parent or food vs. MR made no difference in weight outcome. However, following initial weight loss (6 mos) and 1 yr maintenance (18 mos), significant benefits were seen in the MR group in BMI%ile (0 mos=98.8 ± 1.0, 6 mos=96.6 ± 3.2, 18 mos=96.4 ± 3.4); body fat ( 5.9% @ 6 mos, 5.3% @ 18 mos); total cholesterol ( 6.7% @ 6 mos, 5.6% @ 18 mos); LDL ( 19.8% @ 6 mos, 7.9% @ 18 mos); and triglycerides ( 23.6% @ 6 mos, 22.3% @ 18 mos). No significant between-group differences, differences in growth rates, or adverse events were observed.

Conclusions
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

Conclusions
The dietary regimen showed that a carbohydrate- and fat restricted program supplemented with a natural appetite suppressant can lead to progressive weight loss of comparable value to prescribed pharmacologic agents at the time of study. Patients in the study experienced statistically significant decreases in overall body weight, percent body fat, BMI, lean body mass, total body water, and both systolic and diastolic blood pressure.

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

Results
On average, males lost 67 lbs and females lost 47 lbs during the fasting phase. The study found significant reductions in total cholesterol and triglycerides, systolic and diastolic blood pressure, and normalized blood pressure in hypertensive patients.

Conclusions
Medically supervised, protein-sparing meal-replacement programs offer a safe and effective means of weight reduction and are accompanied by significant improvements in coexisting health problems.

A statistical review of patient charts, unpublished data on file. 1993.
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

Conclusions
A comprehensive weight management program utilizing Medifast Meal Replacements yielded significant weight loss among pre-bariatric surgical patients.

A statistical review of patient charts, unpublished data on file. 2006.
Study 9
Reference
Tchernof A, Starling R, Turner A, et al. “Impaired capacity to lose visceral adipose tissue during weight reduction in obese postmenopausal women with the Trp64Arg B3-adrenoceptor gene variant.” Diabetes. 49:1709-1713; 2000.

Purpose
To examine the effect of the Trp64Arg gene variant on total and visceral adipose tissue loss, and cardiovascular risk factors in response to weight reduction among 24 obese women (age 57 ± 4 yrs) in a 13 ± 3 mos weight reduction program of 1,200 kcal with or without the inclusion of Medifast.

Results
Whether women were carriers or noncarriers of the Trp64Arg allele, significant weight loss (-16.4 ± 5.0kg vs. -14.1 ± 6.2kg, NS) and reductions in body fat (-10.0 ± 5.2 vs. -11.5 ± 3.9kg, NS) were observed in response to a calorie-restricted program with or without Medifast. Loss of visceral adipose tissue was 43% lower in carriers of the Trp64Arg allele compared with noncarriers (-46 ± 27 vs. -81 ± 51cm2, p=0.05).

Conclusions
This study concluded that older women carrying the Trp64Arg B3-adrenoceptor gene variant have an impaired capacity to lose visceral adipose tissue in response to a calorie-restricted diet.

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

Medifast Scientific Advisory Board - 2009-2010
Lawrence Cheskin, M.D., F.A.C.P.
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
Associate Professor, Department of Human Health and Natural Sciences at University of Guelph, Functional Foods Expert

Debra L. Miller, Ph.D.
Director of Nutrition at the Hershey Company

David Allison, Ph.D.
Professor and Head of the University of Alabama at Birmingham

Kerry Stewart, Ed.D., FAHA, FAACVPR, FACSM, FSGC
Professor of Medicine and Director of the Clinical and Research Exercise Physiology Program at the Johns Hopkins University School of Medicine

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

The Company has proven it can compete in this competitive market because its products have been clinically tested and proven in clinical studies conducted by researchers from Johns Hopkins University and other major institutions, the Medifast products have been safely and effectively used by customers and recommended by physicians for over 30 years. Medifast has been on the cutting edge of product development with soy based nutritional and weight management products since 1980. These products are formulated with high-quality, low-calorie, low-fat ingredients that provide alternatives to fad diets or medicinal weight loss remedies.

The Company’s diverse multi-channel distribution strategy makes the Medifast brand available through multiple support channels, which target different customer needs. Medifast practitioners offer Medifast to patients through wholesale or an innovative home delivery model and some practitioners choose to prescribe appetite suppression diet drugs to patients in conjunction with a Medifast based diet. Medifast Direct via the website and call center serves customers with free online support and community tools and access to nutritionists and customer service representatives. The Take Shape for Life division offers the personal support of a health coach that is often a person who has achieved success on the Medifast program and has turned their success into a business opportunity generating incremental revenue for the company through relationship marketing. Medifast Weight Control Centers offer a supervised and structured model for customers who prefer more accountability and personalized counseling on the program. The Medifast program alone is a mild ketogenic diet that naturally suppresses appetite and eliminates hunger without other therapies for most people.

PRODUCTS

The Company offers a variety of weight and disease management products under the Medifast® brand and for select private label customers. The Medifast line includes Medifast® 55 Shakes, Medifast® 70 Shakes, Medifast® Plus for Appetite Suppression Shakes, Medifast® Plus for Women’s Health Shakes, Medifast® Plus for Diabetics Shakes, Medifast® Plus for Joint Health Shakes, Medifast® Plus for Coronary Health Shakes, Medifast Momentum Drinks, Momentum Flavor Infusers, Antioxidant Shakes, Antioxidant Flavor Infusers, Super Omega 3, Medifast® Maintenance Bars, Medifast Crispy Bars, Medifast® Creamy Soups, Medifast® Chicken Noodle Soup, Medifast® Chicken & Wild Rice Soup, Medifast® Beef Vegetable Stew, Medifast® Home-style Chili, Medifast® Oatmeal, Medifast® Pudding, Medifast® Scrambled Eggs, Medifast® Hot Cocoa, Medifast® Cappuccino, Medifast® Chai Latte, Medifast® Iced Teas, Medifast® Fruit Drinks, Medifast® Soy Crisps, and Medifast® Crackers.

Medifast nutritional products are formulated with high-quality, low-calorie, and low-fat ingredients. Many Medifast products are soy based and contain 24 vitamins and minerals, as well as other nutrients essential for good health. The Company uses Solae® brand soy protein, which is a high-quality complete protein derived from soybeans. Medifast also compliments its offerings with several whey-based products. Regardless of the protein source used to make Medifast products (soy or whey), it is of the highest quality with a PDCAAS score of 1.0. Most Medifast Products are Orthodox Union Kosher which denotes a quality standard that is above most products in its class. Many of the Medifast Products are also designated “Hallall” by the American Islamic Council of America.

Medifast brand awareness continues to expand through the Company’s marketing campaigns, product development, line extensions, and the Company’s emphasis on quality customer service, technical support and publications developed by the Company’s marketing staff. Medifast products have been proven to be effective for weight and disease management in clinical studies conducted by researchers from the U.S. government and Johns Hopkins Bloomberg School of Public Health.. The Company has continued to develop its sales and marketing operations with qualified management and innovative programs. The Company’s facility in Owings Mills, MD manufactures all powders and subcontracts the production of its Ready-To-Drink products, meal replacement bars, crackers, soy crisps and omega 3 capsules.

NEW PRODUCTS

In 2009, the Company expanded the Medifast product line by introducing a new category of products with our Pretzel Sticks and Cheese Puffs. These unique products offer a new twist on familiar products and offer more on-the-go, portable options to the product line. They also fulfill the ‘crunchy’ mouth feel that some of our customers request while they are on the Medifast program. While these products look remarkably similar to pretzels and cheese puffs found at grocery stores, they are uniquely formulated to provide11g of protein, 4g of fiber, with only 3g or less of fat, 15g or less of carbohydrates and 110 Calories. These new items are fully interchangeable with our program and can be enjoyed as a full meal (not a snack.) These new products are available in Chili Nacho Cheese, White Cheddar Cheese, Honey Mustard Pretzel and Cinnamon Pretzel Sticks.

Medifast also launched another product aimed at optimizing health- Essential1: Digestive Health. This product can be used as a companion product for those on the Medifast 5 & 1 Plan, Transition, Maintenance, and beyond. The Essential 1 Digestive Health is a dietary supplement pack that contains a custom probiotic capsule and a natural enzyme blend tablet in one convenient, daily pack. This product was developed to help improve digestive tract health which has been linked to improving your bodies’ ability to lose weight effectively. This product also contains ingredients which aid in the absorption of certain nutrients and can help boost your immune system.

MARKETING

In 2009, the Company continued to build and leverage its core Medifast brand through multiple marketing strategies to its target audiences. Customer acquisition strategies include national advertising in print magazines, television commercials, web advertising, direct mailings, radio commercials, and DJ testimonials. In addition, the Company executed strategic public relations efforts to secure local and national editorial placements to raise brand awareness. These mediums were used to target new customers by stressing Medifast's quick, easy and safe approach to weight management. The Company invested in two celebrity contracts with preliminary marketing and media campaigns launching in late 2007 and extending into 2009, and added a third celebrity in 2009 running through 2010. Direct mail campaigns, e-mail newsletters and outbound calling programs were utilized to reactivate, encourage and support existing customers. Medifast continued to enhance the Medifast website including adding features in the “My Medifast” community which offers meal planning, community message boards, blogs and a robust library of information. The Company also continued to feature customer blogs on the website for potential customers to interact with loyal Medifast customers. Late in 2007, the Company launched an auto ship loyalty program where customers receive discounts and rewards with automatic shipments of Medifast Meals on a monthly basis. Both the MyMedifast community enhancements and Auto-ship programs contribute to the retention of Medifast customer through improved compliance with the program.

SALES

The Company’s Sales division handles two primary areas:

Physician Sales - The sales team is responsible for prospecting medical accounts, clinics, hospitals, and HMOs. During 2009, the sales team attended a number of medical professional trade shows, which expanded Medifast's penetration of the medical weight loss business segment.

Medifast Weight Control Centers/Franchises - The brick and mortar clinics have Counselors that sell Medifast products and full service programs which include weekly one-on-one counseling sessions, medical monitoring and physician oversight. Franchise sales seek qualified partners to develop defined market territories.

MANUFACTURING

Jason Pharmaceuticals, Inc., the Company’s wholly owned manufacturing subsidiary, produces over 65% of the Medifast products in a state-of-the-art food and pharmaceutical-grade facility in Owings Mills, Maryland. Management purchased the plant in July 2002 for $3.4 million.  The Company has also invested in increasing production capacity with the purchase of two additional manufacturing lines and a larger capacity blender. The lines have significantly improved the Company's production capability, while also improving its overall efficiencies.

The manufacturing facility has the capacity for significant increases to its production output with minimal capital expenditures. Adding additional shifts will enable the Company to produce enough products to generate over $300 million in sales.

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

EMPLOYEES

As of December 31, 2009, the Company employed 365 full-time employees, of whom 210 were engaged in manufacturing, warehouse management, and shipping, and 155 in marketing, administrative, call center and corporate support functions.  None of the employees are subject to a collective bargaining agreement with the Company.

INFORMATION SYSTEMS INFRASTRUCTURE

Our website, which is based on internally developed software and other third party software, is hosted in Baltimore, Maryland at DataPoint (www.datapoint.com) co-location facility. This facility provides redundant network connections, uninterruptible power supplies, physical and fire security and diesel generated power back up for the equipment on which our website rely upon. Our servers and our network are monitored 24 hours a day, seven days a week.

We use a variety of security techniques to protect our confidential customer data. When our customers place an order or access their account information, we use a secure server (SSL) to transfer information. Our secure server software encrypts all information entered before it is sent to our server. We have a secondary firewall layer of security between our customer facing websites and the databases which house their information. All customer data is protected against unauthorized access. We use PayPal, VeriSign, Chase Paymentech and HackerSafe software to secure our credit card transactions.

OTHER MATTERS

An Independent Committee of the Board of Directors of Medifast was constituted to review the public allegations of a third party "Convicted Felon" on his website pertaining to alleged illegal activities of Take Shape for Life, a Direct Selling Subsidiary of Medifast Inc.  Other public Direct Selling Companies have been attacked by this individual and his network of associates using the same blueprint of allegations. These public allegations were made in mid- February and were immediately followed by significant short selling and short selling option puts that negatively impacted the Market Capitalization of Medifast. The company has demanded that this third party take down its website information containing false information or be subject to appropriate legal action which it did on February 15, 2010 for four days. The company has filed a formal complaint with the Securities and Exchange commission and the Maryland Securities Commissioner. After an additional attack in January of 2010, the company filed a Complaint with the United States District Court in San Diego, California.

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

CERTIFICATIONS

The Company’s Chief Executive Officer and Chief Financial Officer have filed their certifications as required by the Securities and Exchange Commission (the “SEC”) regarding the quality of the Company’s public disclosure for each of the periods ended during the Company’s fiscal year ended December 31, 2009 and the effectiveness of internal control over financial reporting as of December 31, 2009 and 2008.  Further the Company’s Chief Executive Officer has certified to the New York Stock Exchange (“NYSE”) that he is not aware of any violation by the Company of the NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE listing standards.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position
Bradley T. MacDonald	62	Executive Chairman of the Board of Directors
Michael S. McDevitt	32	Chief Executive Officer and Chief Financial Officer
Leo V. Williams	62	Executive Vice President
Margaret Sheetz	32	Chief Operating Officer and President
Brendan N. Connors	32	Vice President of Finance

Bradley T. MacDonald
Mr. MacDonald became Chairman of the Board of Medifast, Inc. on January 28, 1998. Mr. MacDonald was previously employed by the Company as its Chief Executive Officer from September 1996 to March 2007.  In 2006, Mr. MacDonald was named “Entrepreneur of the Year” in consumer products for the State of Maryland. Prior to joining the Company, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. From 1991 through 1994, Colonel MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food, Hospitality and Recreation Businesses for the United States Marine Corps. Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonneau Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of MacDonald and Associates, which had major financial interests in retail drug, consumer candy, and pilot sunglass companies. Mr. MacDonald was national president of the Marine Corps Reserve Officers Association and retired from the United States Marine Corps Reserve as a Colonel in 1997, after 28 years of service. He was appointed and served on the Defense Advisory Board for Employer Support of the Guard and Reserve (ESGR.) for three years.     Mr. MacDonald serves on the Board of Directors of Stevenson University in Maryland, and the Catholic Family Foundation Board of the Archdiocese of Baltimore,. He is also the Vice-Chairman of the Board of Directors of the Marine Corps Reserve Toys for Tots Foundation.

Michael S. McDevitt
Mr. McDevitt the Chief Executive Officer of Medifast, Inc.  Prior to joining the company in June, 2002, he was a Senior Analyst for the Blackstone Group, a private equity group in New York City.
Medifast has continued to excel under Mr. McDevitt’s leadership, demonstrated by the company’s recent report of its 41st consecutive quarter of profitability for the fourth quarter, 2009.  Medifast continues to see strong year over year growth, most recently experiencing 57% top line growth and over 114% profitability growth, versus the same time period last year.  Since Mr. McDevitt has assumed the role of Chief Executive Officer, the Company has increased its market capitalization to over $300 million and enjoyed having Medifast named number 16 on Forbes’ list of America’s Best Small Companies, a jump from 85 one year ago.  Additionally, Medifast was number 28 on the 2008 Fortune Small Business list of fastest-growing small public companies, up from number 47 in 2007. Mr. McDevitt volunteers as a big brother for Big Brothers Big Sisters of Central Maryland, fully supporting the organization’s mission of helping boys and girls grow up to be confident, caring young adults.  He is a member of the board of directors for the American Heart Association’s Baltimore region.  Additionally, Mr. McDevitt supports the efforts of the American Diabetes Association and the Toys For Tots Foundation. He is on the board of directors of the Augustinian Press and works with several organizations of fellow CEOs.   Mr. McDevitt holds a Bachelor degree in Business Administration with a concentration in Finance from James Madison University.

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

Margaret Sheetz, MBA
Ms. Sheetz is the President and Chief Operating Officer of Medifast. Inc.  Prior to joining the company in 2000, she was a legal assistant with the firm of Carrington, Coleman, Sloman and Blumenthal in Dallas, Texas. As Medifast continues to see strong year over year growth, Ms. Sheetz has provided the leadership to drive increased operational capabilities, building a strong infrastructure of distribution, manufacturing, information systems and human resource operations necessary to support rapid business growth. Since 2000, she has been instrumental in building the supply chain systems that have supported the rapid growth of Medifast. Her operational, leadership and organizational skills have contributed to the improved productivity and professalism of the Medifast support staff. She is actively involved in the efforts of the American Diabetes Association, the American Heart Association and the Toys For Tots Foundation.  Ms. Sheetz is also very active with several organizations of Maryland executives. She holds a Bachelor of Arts degree from Villanova University and received an Executive MBA from Loyola University.

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

 We can provide no assurances that the number of independent health coaches will increase or remain constant or that their productivity will increase. We experienced a 76% increase in active independent health coaches during 2009. The number of active independent health coaches may not increase and could decline in the future.   Independent health coaches may terminate their services at any time, and, like most direct selling companies, we experience turnover among new independent health coaches from year to year. We cannot accurately predict any fluctuation in the number and productivity of independent health coaches because we primarily rely upon existing independent health coaches to sponsor and train new independent health coaches and to motivate new and existing independent health coaches. Our operating results could be adversely affected if we and our existing independent health coaches do not generate sufficient interest in our business to successfully retain existing independent health coaches and attract new independent health coaches.

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

Our Business is subject to regulatory and legislative restrictions

A number of laws and regulations govern our production, operation, and advertising.  The FTC and certain states regulate advertising, disclosures to consumers, privacy, consumer pricing or billing arrangements, and other consumer matters. Our direct selling distribution channel is subject to risk of interpretation of certain laws pertaining to the prevention of “pyramid” or “chain sale” schemes.  Although we believe we are in full compliance, should the governing body alter or enforce the law in an unanticipated way, there may be a negative result on the company’s operations. The Company’s financial reporting is subject to various laws and regulations as well, specifically, the Sarbanes-Oxley Act of 2002 and the SEC. These requirements demand the Company disclose certain information and maintain specific controls to ensure fair and legal accounting practices as outlined therein. The Company has taken substantial measures to ensure compliance through routine internal and external audits. Failure to correct any flaws in internal controls may constitute a public notification of weakness and could have an adverse effect on our stock price. Additionally, the Company is required to maintain a position of good standing in regards to taxation on both a Federal and State level. Failure to comply with federal and state regulations could result in additional taxes, fines, or interest due that could financially strain the company. Future laws and regulations could be unforeseen and potentially have a material negative impact on the Company. Failure to comply with any regulations of current or future authoritative entities could have a detrimental effect on the Company’s financial standing or operating results

We are subject to risks associated with our reliance upon information technology systems.

Our success is dependent on the accuracy, reliability, and proper use of information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain health coach  and Preferred Customer records, accurately track purchases and incentive payments, manage accounting, finance, and manufacturing operations, generate reports, and provide customer service and technical support. Although off-site data back-up is maintained, it is possible that an interruption in these systems could have a material adverse effect on our business, financial condition, or results of operations.

As a manufacturer, we may be subject to product liability claims.

As a manufacturer and a distributor of products for human consumption and topical application, we could become exposed to product liability claims and litigation. Additionally, the manufacture and sale of these products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. To date, we have not been a party to any product liability litigation We are aware of no instance in which any of our products are or have been defective in any way that could give rise to material losses or expenditures related to product liability claims. Although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that we will not be subject to such claims in the future or that our insurance coverage will be adequate.

 Our manufacturing activity is subject to certain risks.

We manufacture approximately 65% of the products sold to our customers. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Owings Mills, Maryland. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, or results of operations. We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by us that could have a material adverse effect on our business, financial condition, or results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or of satisfying new legal requirements could have a material adverse effect on our business, financial condition, or results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns a 49,000 square-foot facility in Owings Mills, Maryland, which contains its Corporate Headquarters and manufacturing plant.  In 2003, the Company purchased a state-of-the-art 119,000 square-foot distribution facility in Ridgely, Maryland.  The facility gives the Company the ability to distribute over $300 million of Medifast product sales per year.   In 2004, the Company purchased a 3,000 square foot conference and training facility in Ocean City, Maryland.  The facility will be used to conduct corporate training meetings, Board of Director Meetings and employee morale and wellness programs.  The Company has twenty-seven leases for its corporately owned Medifast Weight Control clinics throughout Florida,Texas and Maryland.  In addition, the Company leases a building in Owings Mills, MD for corporate offices.  The leases range in terms from one to six years.

ITEM 3. LEGAL PROCEEDINGS

Medifast, Inc. filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow, his Fraud Discovery Institute, Inc., its subsidiary iBusiness Reporting, its editor William Lobdell, Tracy Coenen, her Sequence, Inc., “Zee Yourself”, and Robert L. Fitzpatrick for defamation, violations of California Corporation Code Sections 25400 et seq, and 17200 et seq alleging a scheme of market manipulation of  Medifast, Inc. stock by damaging the business reputation of Medifast, Inc. (MED-NYSE) and its meal replacement weight loss products and organization for Defendants monetary gain. Bradley T. MacDonald, Executive Chairman, Medifast, Inc. who is also a large shareholder joined the lawsuit individually. The suit seeks at least $270 Million in compensatory damages, punitive damages, and ancillary relief. Medifast, Inc. also continues to pursue its pending complaints filed in March, 2009 with the SEC, Maryland Securities Commissioner, and the U.S. Attorney against most of these same named Defendants.
The Chapter 7 Bankruptcy Trustee for Go Fig, Inc et al Debtors filed in early 2010 an adversary civil proceeding in the US Bankruptcy Court (ED, Missouri) against Jason Pharmaceuticals, Inc., a subsidiary of Medifast, Inc. (MED-NYSE) and other unrelated entities seeking to recover as to each alleged preferential payments. Jason sold product received by the Debtors and has previously filed a pending claim in the same bankruptcy. Medifast, Inc. disputes the Trustee’s allegations and intends to vigorously defend through its local counsel. Medifast, Inc believes any likely result would not materially affect its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The Company's Common Stock has been quoted under the symbol MED since December 20, 2002.  The old symbol, MDFT, had been traded since February 5, 2001.  The common stock is traded on the New York Stock Exchange.  The following is a list of the low and high closing prices by fiscal quarters for 2009 and 2008:

	2009
	Low	High
Quarter Ended March 31, 2009	4.09	7.77
Quarter Ended June 30, 2009	4.15	11.46
Quarter Ended September 30, 2009	9.89	22.31
Quarter Ended December 31, 2009	19.42	35.35

	2008
	Low	High
Quarter Ended March 31, 2008	3.68	4.99
Quarter Ended June 30, 2008	4.35	6.68
Quarter Ended September 30, 2008	4.80	8.85
Quarter Ended December 31, 2008	3.52	6.79

(b) The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

(c) There were approximately 176 record holders of the Company's Common Stock as of March 26, 2010.   This number does not include beneficial owners of our securities held in the name of nominees.  The Company had no preferred holders of the Company’s stock as of December 31, 2009.

(d) No dividends on common stock were declared by the Company during 2009 or 2008.  The Company does not plan to declare a dividend   in 2010.

On June 3, 2004, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.

We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.   As of December 31, 2009, we had purchased 135,000 shares as treasury stock through the repurchase program noted above.  On March 26, 2009 the Company repurchased 25,000 shares of common stock at an average price of $4.09 as detailed in the table below.

The following is a summary of our stock purchases during the year ended December 31, 2009, as required by Regulation S-K, Item 703.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - December 31, 2009	25,000	$4.09	25,000	365,000

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

		Restated
	2009	2008	2007	2006	2005
(In thousands, except per share data)
Revenue	165,618	105,445	83,779	74,086	40,129
Operating Income	19,366	8,199	5,715	7,381	3,549
Income from Continuing Operations	19,293	7,850	5,543	7,463	3,405

EPS - Basic	0.89	0.37	0.26	0.36	0.14
EPS - Diluted	0.81	0.34	0.25	0.34	0.14

Total Assets	63,162	50,317	43,087	36,375	30,259
Current Portion of long-term debt and revolving credit facilities	796	3,421	1,863	1,804	1,194
Total long-term Debt	5,444	4,313	4,570	3,509	3,977

Weighted average shares outstanding
Basic	13,772	13,126	12,961	12,669	12,259
Diluted	14,736	14,329	13,644	13,483	12,781

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

The following discussion should be read in conjunction with the financial information included elsewhere in this Annual Report on Form 10-K.

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

CONSOLIDATED RESULTS OF OPERATIONS
 2009 COMPARISON WITH 2008

OPERATING

Sales
    Revenue increased to $165.6 million in 2009 as compared to $105.4 million in 2008, an increase of $60.2 million or 57%. The Take Shape for Life sales channel accounted for 61% of total revenue, direct response marketing 28%, Medifast Weight Control Centers, brick-and-mortar clinics and physician clinics 11%.  Take Shape for Life sales, which are fueled by person-to-person direct selling and successful health coaches building their networks and supporting increased sales of $50.5 million or 101% year-over-year.   The Company’s Medifast Weight Control Center clinic division, increased sales $7.8 million or 93% compared to 2008.  Same store sales increased by 20% for Centers open greater than one year.   The direct marketing sales channel, which is fueled primarily by consumer advertising, increased revenues $3 million or 7% year-over year on $400,000 less advertising spend.

Take Shape for Life revenue increased 101% to $100.4 million compared with $49.8 million in 2008.   Growth in revenues for the segment was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during 2009 increased to approximately 6,000 compared with 3,400 during the period a year ago, an increase of 76%. We continue to see the benefits of a physician-lead network of coaches that are able to support their clients in their weight-loss efforts.   In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of health coaches helping others to lose weight as a result of one-on-one communication and support continues its rapid growth. . Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active health coaches.   Becoming a health coach is a business opportunity that has a low start up cost, does not require the holding of inventory as all orders are shipped from the company to the end consumer.   In the current economic environment, many people are looking for supplemental income to assist in paying the car payment or mortgage, and becoming a health coach allows for supplemental income in the form of commission compensation on product sales. In addition the health coach supports customer needs by providing education on the program and assisting customers in selecting the right products and programs using clinically proven Medifast products and protocols. Take Shape for Life has assisted thousands of overweight and obese customers regain their health and wellbeing while creating a national bionetwork of activist health coaches who are combating the epidemic of Obesity in America.

The Medifast Weight Control Centers, which represent approximately 10% of the Company’s overall revenues, are currently operating in twenty seven corporate locations in Florida, Maryland, and Texas, and eighteen franchise locations.  In 2009, the Company experienced revenue growth of 93% versus the same time period last year.  Throughout 2010, the Company anticipates opening an additional 13-15 corporately owned Medifast Weight Control Centers.

The Direct Marketing Sales division sales increased 7% to $47 million as compared with $44 million in 2008, and increase of $3 million.  Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates the company experienced a 2.7 to 1 return on advertising spend during 2009 as compared to 2.5 to 1 in 2008.  This resulted in $400,000 less advertising spend driving an additional $3 million in sales as compared to prior year.  This improvement in advertising effectiveness was a key profitability driver in 2009.

Cost of Goods Sold
Cost of revenue increased $15 million to $40.3 million in 2009 from $25.3 million in 2008.  As a percentage of sales, gross margin decreased slightly to 75.7% from 76% in 2008.  The slight decrease in gross margin is due to manufacturing efficiencies realized from machinery in terms of labor and scrap reduction and decreased manufacturing overhead, the company’s inventory value was reduced at year end.  Due to this annual inventory re-valuation, the company’s gross margins decreased slightly.  Going forward, the company will experience gross margin improvement due to a decrease in the cost of each unit sold and anticipates an improvement in gross margin in 2010.

Operating Expenses
Selling, general and administrative expenses increased by $34.0 million or 47% to $105.9 million in 2009 compared to $71.9 million in 2008.  As a percentage of sales, selling, general and administrative expense decreased to 64% in 2009 from 68.2% in 2008.   Take Shape for Life commission expense, which is completely variable based upon revenue, increased by $22.4 million as the Company showed sales growth of 101% as compared to 2008. Salaries and benefits increased by approximately $4.7 million in 2009. The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers to support the strong growth in 2009 and beyond.  In addition, the opening of seven new corporately owned clinics also required the hiring of additional center managers and support staff.  Areas that also experienced additional staffing due to the 57% sales growth in 2009 include manufacturing, distribution, call center, and IT. Advertising expense in 2009 was approximately $17.4 million compared to approximately $17.8 million for the same period last year, a decrease of $400,000. Communication expense increased by $300,000.  Office expenses increased by $1.3 million and stock compensation expense increased by $1.3 million as additional restricted shares were issued to key executives and Board members in the third and fourth quarters of 2008.  Operating expenses increased by $1.9 million which primarily resulted from additional printing expense for our direct to consumer postcard mailings, printed materials included in each product shipment, as well as maintenance, repairs, and supplies for our manufacturing and distribution facilities.  Other operating expenses increased by $2.6 million which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes.

Other Income/Expense
Other income/expense decreased from a $349,000 in 2008 to $73,000 at December 31, 2009.  The main driver of the decrease was a reduction in interest expense of $0.2 million.

Income taxes
In 2009, the Company recorded $7.3 million in income tax expense, which represents an annual effective rate of 38.0%.   For 2008, we recorded income tax expense of $3 million which reflected an estimated annual effective tax rate of 38.4%.  The Company anticipates a tax rate of approximately 39-40% in 2010.  The Company restated  income tax expense and deferred tax accounts for the year-ended December 31, 2008  due to an error in the Company’s SFAS No. 109, “Accounting for Income Taxes” calculation. See Footnote 17 “Restatement of Financial Statements” for a detailed description of the restatement and management discussion on the restatement below.

Management Discussion on Restatement and Restatement Impact

We are restating earnings for the years ended December 31, 2006, 2007, and 2008 due to an error in the SFAS No. 109, “Accounting for Income Taxes” calculation.   In general, under SFAS No. 109, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of assets and liabilities for financial reporting and for income tax purposes.   Due  to the Company’s growth in past years, major infrastructure investments were made to include building purchases for manufacturing, corporate offices  and distribution, high speed manufacturing equipment and blenders, a state of the art printing center operation, and IT systems including infrastructure and hardware.  For financial statement purposes, these assets are depreciated over the assets useful life. However, for tax purposes, the depreciation can be accelerated which results in lower taxable income and potential tax refunds which were realized for the years in which accelerated tax depreciation was elected for the Company. The lower taxable income and tax refunds impacted the Company’s cash position positively and allowed for the further investment in the vertically integrated Company infrastructure build. The resulting timing difference should have resulted in a deferred tax liability and additional income tax provision expense in the year’s restated.

The restatements had no effect on 2009 revenues, operating income, pre-tax income, net income or cash-flows.  The restatements have no impact on the Company's tax returns in any year.

 During the audit of the Company’s financial statement for the year-ended December 31, 2009, Management of Medifast, Inc. was first advised by Friedman, LLP, the Company’s independent registered public accounting firm, that an error existed in its deferred tax account balances due to timing differences resulting between depreciation expense for tax purposes versus financial statement purposes. Those tax returns prepared by the tax division of the audit firm responsible for the financial statement opinion in a given year, Bagell Josephs, Levine & Company, LLC, resulted in reduced taxes for Medifast, Inc. for the pertinent years.

Management performed a detailed reconciliation of deferred tax accounts and the related provision for income taxes for all tax years beginning in 2001 in order to quantify the potential balance adjustments. The Company’s Management upon being advised by its Independent Auditor of the SFAS No. 109 calculation issue, as part of its Sarbanes Oxley policy regarding internal controls regarding financial reporting, immediately reported this issue to the Audit Committee which promptly initiated and conducted its review. That review on March 16, 2010 concluded i) that Bagell, Josephs, Levine & Company, LLP (“BJL”) had merged with Friedman, LLP effective January 1, 2010. ii) that neither Management nor the Audit Committee had  been   previously  notified  of  this  audit concern by its auditors BJL either during those audits nor while preparing the quarterly reports and tax returns with BJL Tax Accountant Services for the pertinent years iii.) that the Company from the time of its restructuring in 1999 did not have a normalized tax rate due to the carry forward of a substantial net operating loss iiii.) that Company management is responsible for the internal controls over the preparation and review process for the calculation of the income tax provision which was inadequate, and led to errors in the computation of deferred tax assets, deferred tax liabilities, and related income tax provision.

On March 29, 2010 management and the Audit Committee reviewed management’s findings and the Audit Committee concluded that restating the consolidated financial statements for the years ended December 31, 2006, 2007, and 2008 is required. The Company is restating for errors identified in its deferred tax accounts pertaining to (i) differences between the income tax basis and the financial reporting basis of long-lived assets that were not reconciled to the deferred tax balances (ii) to properly apply a net operating loss to our deferred tax and provision for income taxes for the years ended December 31, 2001, 2002, 2003, 2004, and 2005.   The effects of these restatements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The correction of the errors noted in (i) above reduced 2008, 2007, and 2006 net income by $601,000 (.04 per diluted share), $411,000 ($.03 per diluted share), and $583,000 (.04 per diluted share), respectively.  The corrections noted in number (ii) above increased beginning of 2006 accumulated deficit by $1,358,000.

See Footnote 17 “Restatement of Financial Statements” for a detailed description of the restatement.

The cumulative affect of the restatements for years December 31, 2006, 2007, and 2008 do not have a material impact on the financial condition of the Company in the opinion of Management and the Audit Committee as illustrated by key balance sheet ratios on the December 31, 2009 balance sheet as presented below:

Consolidated Balance Sheet	(Unaudited)	(Audited)
For the Year Ended December 31, 2009	As Previously Reported	As Restated

Total Current Assets	34,967,000	34,730,000
Total Assets	64,140,000	62,755,000
Total Current Liabilities	5,764,000	6,183,000
Total Liabilities	11,208,000	13,180,000
Total Stockholder's Equity	52,932,000	49,575,000
Total Liabilities and Shareholder's Equity	64,140,000	62,755,000

Key Balance Sheet Financial Ratios
For the Year Ended December 31, 2009

Current Ratio	6.1 to 1	5.6 to 1
Quick Ratio	4.1 to 1	3.8 to 1
Debt to Equity Ratio	.12 to 1	.12 to 1
Return on Equity	22.6%	24%
Return on Assets	18.7%	19%

Net income
 Net income was $12.0 million in 2009 as compared to $4.8 million in 2008, an increase of 147%.    The improved profitability in 2009 is due to sales growth in the Take Shape for Life division Medifast Weight Control Centers, and direct Marketing sales channel as well as improved advertising effectiveness in the Medifast Direct Marketing sales channel, gross margin improvement as well as leveraging the fixed costs associated with our vertically-integrated support structure.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment as of December 31,

	2009		2008		2007
Segments	Sales	% of Total	Sales	% of Total	Sales	% of Total

Medifast	150,037,000	91%	97,116,000	92%	78,861,000	94%
All Other	15,581,000	9%	8,329,000	8%	4,918,000	6%
Eliminations		0%		0%		0%
Total Sales	165,618,000	100%	105,445,000	100%	83,779,000	100%

2009 vs. 2008
Medifast Segment:  The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2009 vs. 2008 above.

All Other Segment:  The All Other reporting segment consists of the sales of Medifast Weight Control Corporate Centers, and Medifast Weight Control Franchise Centers.  Sales increased by $7.3 million, or 87% year-over year due to the opening of seven new centers throughout 2009,  a 20% increase in the same store sales for Centers open for greater than one year, and the launch of the franchise opportunity in 2009.  The Company is continuing to focus on improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic personnel.  At the end of 2009, there were twenty seven corporately owned centers opened as compared to twenty centers at the end of 2008.  The company has eighteen franchise centers in operation.  In 2010, the Company plans on opening an additional 13-15 corporately owned Medifast Weight Control Centers.

2008 vs. 2007

Medifast Segment:  The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2008 vs. 2007 above.

All Other Segment:  The All Other reporting segment consists of the sales of Medifast Weight Control Corporate Centers, and Medifast Weight Control Franchise Centers Sales increased by $3,411,000 year-over year due to the opening of ten new centers throughout 2008, including eight centers in Houston, TX and two centers in Dallas, TX.   The Dallas, TX market continues to mature with the average clinic generating approximately $50,000 per month in sales.   The Company is continuing to focus on improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic.  At the end of 2008, there were twenty corporately owned centers opened as compared to ten centers at the end of 2007.  In addition, the Company began franchising the Medifast Weight Control Center model in 2008.  At the end of 2008, there were five franchise centers in operation.

	Net Profit by Segment as of December 31,
			(Restated)		(Restated)
	2009		2008		2007
Segments	Profit	% of Total	Profit	% of Total	Profit	% of Total

Medifast	13,275,000	111%	7,503,000	155%	5,526,000	161%
All Other	(1,311,000)	-11%	(2,669,000)	-55%	(2,100,000)	-61%
Eliminations		0%		0%		0%
Net Profit	11,964,000	100%	4,834,000	100%	3,426,000	100%

2009 vs. 2008

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2009 vs. 2008 above.  See footnote 16, “Business Segments” for a detailed breakout of expenses.

All Other Segment:   The All Other reporting segment consists of the profit or loss of Medifast Weight Control Centers, Medifast Weight Control Franchise Centers, and corporate expenses related to the parent company operations.  Year-over-year, the loss in the All Other segment decreased by $1.4 million.  The Medifast Weight Control Centers and Franchise Centers showed an increase in net profitability year-over-year of $2.5 million.   The increase in profitability was due to opening of ten new corporately owned centers in 2008, seven new centers in 2009, and opening additional franchisee centers throughout 2009. The increase in the total number of corporate clinics to twenty seven, eighteen operating franchise centers, and improvements in same store sales year-over-year led to additional sales and profitability.  Medifast Corporate expenses increased by $1.1 year-over-year.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.  See footnote 16, “Business Segments” for a detailed breakout of expenses.

2008 vs. 2007

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2008 vs. 2007 above.  See footnote 16, “Business Segments” for a detailed breakout of expenses.

All Other Segment:  The All Other reporting segment consists of the losses of Hi-Energy, Medifast Weight Control Centers, and corporate expenses related to the parent company operations.  Year-over-year, the loss in the All Other segment increased by $569,000.   The Hi-Energy and Medifast Weight Control Centers showed an increase in net profitability year-over-year of $339,000.  The increase in profitability was due to improved profitability in established centers.  During the year, ten new centers were opened and should have a positive impact on 2009 earnings.   Medifast Corporate expenses increased by $908,000 year-over-year.  Corporate expenses include items such as auditors’ fees, attorney’s fees, Board of Director expenses, investor relations, corporate consulting, and corporate outings.  In 2008, the Company had additional legal expenses associated with the Sotomayor legal action that resulted in a $200,000 one time charge to earnings in the fourth quarter of 2008.  In addition, the Company had an increase in realized losses on equity securities in its investment account in the fourth quarter of 2008 due to the weakness in the stock market.  See footnote 16, “Business Segments” for a detailed breakout of expenses.

Contractual Obligations and Commercial Commitments

As of December 31, 2009, our principal commitments consisted of obligations for variable and fixed rate loans detailed in Note 12 of the financial statements, operating leases for corporately owned Medifast Weight Control Centers detailed in Note 9 of the financial statements, and copier equipment contracts for our printing operation that support our marketing efforts.

The Company has the following contractual obligations as of December 31, 2009

	2010	2011	2012	2013	2014	Thereafter
Contractual Obligations

Total Debt	796,000	796,000	796,000	566,000	257,000	3,029,000
Operating Leases	1,112,000	1,085,000	1,002,000	553,000	249,000	294,000
Copier Equipment Service Contracts	1,062,000	1,031,000	964,000	758,000	412,000	-

Total contractual obligations	2,970,000	2,912,000	2,762,000	1,877,000	918,000	3,323,000

LIQUIDITY AND CAPITAL RESOURCES

The Company had stockholders’ equity of $49.6 million and working capital of $28.6 million on December 31, 2009 compared with $35.2 million and $12.6 million at December 31, 2008, respectively.  The $14.4 million net increase in stockholder’s equity reflects $12.0 million in 2009 profits as well as equity transactions as outlined in the “Consolidated Statement of Changes in Stockholders’ Equity and accumulated other comprehensive income (loss).” The Company’s cash and cash equivalents position increased from $1.8 million at December 31, 2008 to $12.7 million at December 31, 2009.  The $10.9 million increase was mainly due to the increased profits of $12.0 million as well as a $2.6 million decrease in inventory, and a reduction in capital spending.  These were offset by a $3.2 million decrease in our line of credit.

The Company currently has no off-balance sheet arrangements.

In the year ended December 31, 2009 the Company generated cash flow of $20,313,000 from operations, primarily attributable to higher operating income.  Net changes in operating assets and liabilities increased cash flow by $860,000.    The total use of cash from operations was $1.7 million. Uses of cash include an increase in prepaid expenses of $1,155,000, increase in accounts receivable of $228,000, a decrease in accounts payable of $162,000, a decrease in income taxes payable, and a increase in deferred compensation and other assets of $110,000.  This was offset by sources of cash during 2009 from a decrease in inventory by $2.6 million.  Inventory decreased due to increased inventory turns and a reduction of our days on hand.

In the year ended December 31, 2009, net cash used in investing activities was $7,932,000, which primarily consisted of the purchase of property and equipment.  The increase in property and equipment relates to the building of a large amount of infrastructure in 2009 to support growth.  This included the opening of seven new Medifast Weight Control Center locations, development of a point-of-sale system for the Medifast Weight Control Centers, continued development of a new web shopping platform for the direct response segment, new software system for our Take Shape for Life division, ERP enhancements, IT infrastructure to support new systems, phone system upgrades, and leasehold improvements to manufacturing and distribution facilities to support future growth.

In the year ended December 31, 2009, financing activities used $1,514,000 in cash flow.  Sources of cash included an increase in long term debt $1.7 million, a decrease in notes receivable - $170,000, and issuance of common stock, options and warrants - $214,000.  This was offset by a use of cash in the repayment of the line of credit - $3.2 million, the purchase of treasury stock - $102,000, and a fair value adjustment for stock compensation tax benefit - $303,000.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and cash flow from financing activities.

There are no current plans or discussions in process relating to any material acquisition that is probable in the foreseeable future.

2008 COMPARISON WITH 2007

OPERATING

Revenue:
Revenue increased to $105.4 million in 2008 as compared to $83.8 million in 2007, an increase of $21.6 million or 26%. The Take Shape for Life sales channel accounted for 47% of total revenue, direct response marketing 42%, Medifast Weight Control Centers, brick-and-mortar clinics and Physicians 11%.  Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by 79% year-over-year.   The Company’s Medifast Weight Control Center clinic division , increased sales by 68% as compared to 2007 due to the opening of new clinics in 2008.  The direct marketing sales channel, which is fueled primarily by consumer advertising, decreased revenues by approximately 6% year-over year on less advertising spend.  The Company’s doctor’s sales decreased by 24% compared to 2007 due to certain doctors transitioning to the professional division of Take Shape for Life.

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

Operating Expenses
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

Other Income/Expense
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

Income taxes
 In 2008, we recorded $3 million in income tax expense which represents an effective rate of 38.4%.   In 2007, we recorded $2.1 million in income tax expense, which represents an annual effective rate of 38.22%.   The Company restated  income tax expense and deferred tax accounts for the years-ended December 31, 2008 and 2007 due to an error in the Company’s SFAS No. 109, “Accounting for Income Taxes” calculation. In general, under SFAS No. 109, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of assets and liabilities for financial reporting and for income tax purposes.   Due  to the Company’s growth in past years, major infrastructure investments were made to include building purchases for manufacturing, corporate offices  and distribution, high speed manufacturing equipment and blenders, a state of the art printing center operation, and IT systems including infrastructure and hardware.  For financial statement purposes, these assets are depreciated over the assets useful life. However, for tax purposes, the depreciation can be accelerated which results in lower taxable income and potential tax refunds which were realized for the years in which accelerated tax depreciation was elected for the Company. The resulting timing difference should have resulted in a deferred tax liability and additional income tax provision expense in the year’s restated.  See Footnote 17 “Restatement of Financial Statements” for a detailed description of the restatement.

Net income
 Net income was $4.8 million in 2008 as compared to $3.4 million in 2007, an increase of 41%.   The improved profitability during 2008 is due to sales growth in the Take Shape for Life division and Medifast Weight Control Centers, and gross margin improvement.

LIQUIDITY AND CAPITAL RESOURCES

The Company had stockholders’ equity of $35.2 million and working capital of $12,.6 million on December 31, 2008 compared with $30.1 million and $8 million at December 31, 2007, respectively.  The $5.1 million net increase in stockholder’s equity reflects $4.8 million in 2008 profits as well as equity transactions as outlined in the “Consolidated Statement of Changes in Stockholders’ Equity and accumulated other comprehensive income (loss).” The Company’s cash and cash equivalents position decreased from $2.2 million at December 31, 2007 to $1.8 million at December 31, 2008.  The decrease is due to large inventory purchases in the fourth quarter of 2008 to include ten new meal replacement bars as well as an increase in inventory levels in preparation for the “diet” season beginning in January 2009.  In addition, the Company’s capital expenditures increased by approximately $2.3 million in 2008 as compared to 2007.  In 2008, capital expenditures included the opening of ten new Medifast Weight Control Centers, development of a point-of-sale system for the Clinics, development of a new web shopping platform for the direct response segment, new software system for our Take Shape for Life division, ERP enhancements, and phone system upgrades.

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

In the year ended December 31, 2008 the Company generated cash flow of $5,496,000 from operations, primarily attributable to higher operating income.  This was offset by net changes in operating assets and liabilities that decreased cash flow by $4,889,000.    The total use of cash from operations was $6,757,000. The largest use of cash was for the purchase of inventory.  During 2008, inventory increased by $4.7 million.  Inventory increased due to our increased sales, introduction of ten new meal replacement bars late in the fourth quarter of 2008 as well as the typical fourth quarter inventory build-up in order to prepare for “diet season” in the first quarter of 2009.  Additional uses of cash included an increase in prepaid expenses and other current assets of 438,000, increase in other assets of $251,000, and a reduction in income taxes payable of $700,000.  This was offset by sources of cash from a decrease in accounts receivable - $43,000,  decrease in deferred compensation - $282,000, and an increase in accounts payable - $850,000.

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

There are no current plans or discussions in process relating to any material acquisition that is probable in the foreseeable future

SEASONALITY

The Company's weight management products and programs have historically been subject to seasonality.  Traditionally the holiday season in November/December of each year is considered poor for diet control products and services.  January and February generally show increases in sales, as these months are considered the commencement of the “diet season.”  The Company did not experience the same degree of seasonality in 2009.  This is largely due to the increase in the consumer’s awareness of the overall health and nutritional benefits accompanied with the use of the Company’s product line, as well as the growth of our Take Shape for Life division.  Our annual convention takes place in July of each year and the division has experienced significant growth in the second half of the year after the convention.  As consumers continue to increase their association of nutritional weight loss programs with overall health, seasonality will continue to decrease.

INFLATION

To date, inflation has not had a material effect on the Company's business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt.  Since nearly all of our debt is variable rate based, any changes in market interest rates will cause an equal change in our net interest expense.  At December 31, 2009, there was $6.2 million of variable interest loans outstanding which is subject to interest rate risk.  Interest rates on our variable rate loans ranged from 1.54% to 2.74% for the year ended December 31, 2009.  Each 100 basis point increase in the bank’s LIBOR rates relative to these borrowings would impact interest expense by $62,000 over a 12-month period.

ITEM 8. FINANCIAL STATEMENTS.

The information required by this item is set forth on pages 54 to 76 hereto and incorporated by reference herein.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ending December 31, 2009.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on the material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)) described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009, due to the existence of a material weakness, as described below.

In the course of making our assessment of the effectiveness of internal control over financial reporting, we identified a material weakness in our internal control over financial reporting. The preparation and review process for the calculation of the tax provision was inadequate, which led to errors in the computation of deferred tax assets, deferred tax liabilities, and related income tax provision.

As a consequence of that determination, we have implemented a procedure designed to detect or prevent this error from occurring in the future. In February 2010, the Company hired a CPA in-house with extensive experience in financial reporting and SFAS No. 109, “Accounting for Income Taxes.”  In addition, on a quarterly basis the company will have an outside tax advisor review management’s tax provision calculations. We have discussed this action with our audit committee and believe that such enhanced procedure will prospectively mitigate this material weakness.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, was audited by Friedman, LLP, our independent registered public accounting firm, as stated in their report appearing below.

Changes in our Internal Control
There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below. We identified a material weakness in our internal control over financial reporting and have described the changes to our internal controls over financial reporting designed to remediate this material weakness.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Medifast, Inc.
Owings Mills, Maryland

We have audited Medifast Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medifast, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of the company’s annual financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment:

Accounting for Income taxes

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2009 consolidated financial statements and the adjustments described in Note 17 that applied to restate the 2008 and 2007 financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Medifast, Inc. and subsidiaries, has not maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the consolidated balance sheet of Medifast, Inc. and subsidiaries as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and other comprehensive income, and cash flows for the year ended December 31, 2009 and our report dated March 29, 2010 expressed an unqualified opinion thereon.

/s/Friedman LLP
Marlton, New Jersey
March 29, 2010

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Medifast, Inc. has recruited a Board of Directors who reflect the values and ethics of our company and who can contribute to building long term shareholder value. Medifast Directors are persons of integrity, business accomplishment, and diverse   backgrounds able and willing to collaboratively work together and provide their business experience and insight to guide and oversight the strategic direction of the company. In addition, they provide valuable input into the operational plans of the company to insure that it successfully executes its business plan and maintains the core values which protects its customers, employees and shareholders. in The selection of the company’s directors is driven by the needs of the business and the specific oversight skills needed to support the business objectives of Medifast.

The individual talents of the Directors chosen allow them to closely study the aspect of Company operations and business model aligned with their area of expertise to identify areas of potential risk to the Company. Then on Committees they collectively draw on their extensive executive and business experience to determine if any risk is material to the Company. Then, as a Board, they determine what should be done to deal with the risk so it is not material to the Company.

 Directors have been selected from many community organizations and networks in which the company and or its executives participate. Medifast is privileged to have qualified directors who were selected because of their business acumen, experience and their academic accomplishments. In addition, some of our Directors have a record of public service in the US Military, Government Service or with a Non Profit Organization. Medifast has developed a Board that reflects the diverse demographics of our customers and employees and our nation. Medifast is  fortunate to have such distinguished Directors who have made significant contributions to our community and nation to include a Congressional Medal of Honor recipient, an Augustinian Friar who oversights a major university, college, and two high schools and a seasoned  technology and marketing executive who was one of the participants in the turnaround of the Xerox Corporation.

 Medifast has selected 9 Independent Directors, 1 Outside Director and 3 Management Directors who are qualified to guide the company in this era of financial reform and massive technology changes. Most of them have guided the company through 41 quarters of consecutive profitability and we expect will continue to oversight our operations and financial results with the same diligence exercised over the past 10 years.

The Board of Directors currently consists of 14 persons. They include 3 women, 11 males, 2 African Americans, 11 Caucasians, who reside in Maryland, Virginia, Pennsylvania, Missouri, and Florida. The directors, their ages, basis for their selection, and the year in which they first became director are provided in the table below:

Director

Name and Experience	Since
Harvey C. “Barney” Barnum, Jr., age 69, was sworn in as the Deputy Assistant Secretary of the Navy for Reserve Affairs on July 23, 2001. In this capacity he was responsible for all matters regarding the Navy and Marine Corps Reserve including manpower, equipment, policy and budgeting. On Jan. 20, 2009, Barnum was designated Acting Assistant Secretary of the Navy (Manpower and Reserve Affairs). Mr. Barnum was the fourth Marine to be awarded the nation’s highest honor, the Medal of Honor for valor in Vietnam. He retired from the Marine Corps as a Colonel in August 1989 after 27 and one-half years of service.   Barnum served multiple tours as an artilleryman with both the 3rd and 2nd Marine Divisions to include two tours in Vietnam; 2nd Marine Aircraft Wing; guard officer at Marine Barracks, Pearl Harbor, and operations officer, Hawaiian Armed Forces Police; weapons instructor at the Officer Basic School; four years at Marine Corps Recruit Depot, Parris Island, as commanding officer, Headquarters Company and the 2nd Recruit Training Battalion of the Training Regiment; Chief of Current Operations, US Central Command where he planned and executed the first U.S./Jordanian joint exercise staff as the commander of U.S. Forces and twice planned and executed Operation Bright Star spread over four southwest Asian countries involving 26,000 personnel. Headquarters Marine Corps tours included: aide to the assistant commandant as a captain and deputy director Public Affairs, Director Special Projects Directorate and Military Secretary to the Commandant as a colonel. Upon retirement in 1989, Barnum served as the principal director, Drug Enforcement Policy, Office of the Secretary of Defense. Barnum’s personal medals and decorations include: the Medal of Honor; Defense Superior Service Medal; Legion of Merit; the Bronze Star Medal with Combat “V” and gold star in lieu of a second award; Purple Heart; Meritorious Service Medal; Navy Commendation Medal; Navy Achievement Medal with Combat “V”; Combat Action Ribbon; Presidential Unit Citation; Army Presidential Unit Citation; Joint Meritorious Unit Award; Navy Unit Citation; two awards of the Meritorious Unit Citation; the Vietnamese Cross of Gallantry (silver) and the Department of the Navy Distinguished Public Service Award. Barnum has attended The Basic School, U.S. Army Field Artillery School, Amphibious Warfare School, U.S. Army Command and General Staff College and the U.S. Naval War College. He is the past president of the Congressional Medal of Honor Society, Connecticut Man of the Year ’67, presented Honorary Legum Doctorem St Anselm College; Rotary Paul Harris Fellow; Abe Pollin Leadership Award ’03, Marine Corps League “Iron Mike” Award and Order of the Carabao Distinguished Service Award.

Harvey C. “Barney” Barnum was first selected to be a Director in 2009 because of his extensive distinguished government service at the Department of the Navy Executive level and his distinguished military career which includes the Medal of Honor Award for bravery in Vietnam. Mr. Barnum will bring expertise to the Board in the area of Public Policy initiatives as it relates to his knowledge of the Executive and Legislative Branch of the US Government and his oversight of our Governmental Relations and Policy initiatives on Obesity related to Medifast products, protocols and clinical studies.
2009

Barry B. Bondroff, CPA, age 61, is an officer and director with Gorfine, Schiller & Gardyn, PA, a full-service certified public accounting firm offering a wide range of accounting and consulting services.    Previously, he was a Senior Managing Director with SMART. Bondroff brings over 35 years of experience providing companies of all sizes and industries with practical and cost-effective accounting, assurance, tax, business, technology and financial advisory services. Prior to managing SMART, Bondroff was the Managing Director for Grabush, Newman & Co., P.A., which combined with SMART in May 2003. Bondroff began his career with Grabush Newman in 1970, and in 1976 became Officer and was promoted to Managing Director in 1982. He earned his Bachelor of Science degree in Accounting from the University of Baltimore. Additionally, Bondroff serves on the Board of Directors for the publicly traded First Mariner Bank of Maryland, a NASDAQ listed SEC registrant. He is active with First Mariner serving on the Executive Committee, Loan Committee, Audit Committee and as Chairman of the Compensation Committee. In addition to his professional affiliations, Bondroff served on the Executive Committee for Israel Bonds and was a Director of Cycle Across Maryland. He has served the National Jewish Medical and Research Center, the Jewish Center for Business Development and has assisted the Baltimore Symphony Orchestra in its fundraising efforts. In addition, Barry was a past President and Treasurer of the Edward A. Meyerberg Northwest Senior Center, and also served as a Member of the Board of Directors for the Levindale Hebrew Geriatric Center and Hospital.  He currently serves as Treasurer for Special Olympics of Maryland, as a Trustee for Stevenson University in Maryland and a member of the Audit Committee of the Associated.
2008

 Barry B Bondroff was first selected as a Director in 2008 because of his broad business experience as a CPA, corporate governance experience over more than 36 years. His current selection as a Director utilizes that experience as a financial expert and his elected position of Vice Chairman of the Board. His service on the Audit Committee and Nominating Committee and his availability as a local director in Baltimore provide for local oversight and practical consulting in the area of financial management, risk assessment and Sarbanes Oxley regulations. He has been appointed the Chairman of a special committee that investigated and found a convicted felon’s allegations against Medifast “false, misleading and without merit.” He also provides an extensive rolodex that assists Medifast’s management team to find the best talent in the market to assist in our growth and development.

Charles P. Connolly, age 60, is currently an independent director focusing on bank relationships, debt refinancing, merger and acquisition strategy and executive compensation design. Mr. Connolly spent 29 years at First Union Corp. that merged with Wachovia Bank in 2001. He retired in 2001 as the President and CEO of First Union Corp. of Pennsylvania and Delaware. Mr. Connolly serves on the Boards of numerous profit and non-profit organizations.  He holds an MBA from the University of Chicago and AB from Villanova University.

 Charles P. Connolly was first selected as a Director in 2006 for his extensive executive experience and financial acumen derived from an executive banking resume. His current selection as Director leverages that background of reviewing the financials and performance of hundreds of companies in the public and private sector. He possesses a unique financial and risk assessment perspective into the operations and financial management of the company. He spends an extraordinary amount of time with our executive team providing guidance and consultation on key metrics and performance objectives that have served Medifast well in the past few years. As the Chairman of the Audit Committee he has served diligently to insure that the company maintains its high standards of accountability.
2006

Jason L. Groves Esq., age 39, is the Assistant Vice President of Government Affairs for Verizon Maryland, since 2003.   Mr. Groves is also an Army veteran.  He was a direct commissioned Judge Advocate in the United States Army Judge Advocate General's Corps (JAG).  As a JAG Officer, he practiced law while stationed at Fort George G. Meade, Maryland.  He had the distinction of prosecuting criminal cases in the District Court of Maryland as a Special Assistant United States Attorney.  Over the course of three years, he received two Army Achievement Medals, and one Army Commendation Medal.  Mr. Groves is a graduate of the Disney University College Program for managers.  He received his Bachelor of Science degree, cum laude, in Business with a concentration in Hospitality Management from Bethune-Cookman College.  He also obtained his law degree from North Carolina Central University School of Law and is a member of the New Jersey and District of Columbia bars as well as several bar associations.

Jason L. Groves, Esq. was first selected as a Director in 2009 based on his military, business and legal background. In addition he has extensive experience with governmental relations and knowledge of the healthcare and communications technology fields. He was a Federal and State prosecutor thus providing keen insight on the regulatory and legal issues the company faces in today’s business climate.  His service on the Audit Committee has provided timely oversight for all projects he has undertaken.
2009

George J. Lavin, Jr., Esq., age 81, was the senior founding partner of Lavin, O’Neil, Ricci, Ceprone & Disipio. Mr. Lavin is a 1951 graduate of Bucknell University. He attended the University of Pennsylvania School of Law, receiving an LL.B. in 1956, and then served as a Special Agent, Federal Bureau of Investigation, United States Department of Justice, until 1959. Mr. Lavin is one of the dominant product liability defense attorneys in the nation. He has had regional responsibilities in several automotive specialty areas, and was called upon to try matters throughout the county on behalf of his clients. Mr. Lavin's practice and specialty emphasized his commitment to defending the automotive industry. Mr. Lavin is admitted to practice before the Supreme Court of Pennsylvania, the United States Court of Appeals for the Third Circuit and the United States District Courts for the Eastern and Middle Districts of Pennsylvania. He is a member of the Faculty Advisory Board of the Academy of Advocacy, the Association of Defense Counsel, The Defense Research Institute, The American Board of Trial Advocates, and the Temple University Law School faculty. He has also been elected a fellow of the American College of Trial Lawyers. On March 1, 1994, Mr. Lavin assumed the title of Counsel to The Firm.  Mr. Lavin is presently the General Counsel to the Augustinian order of Villanova, PA.

George J. Lavin, Esq. was first selected as a Director in 2005 for his prestigious demonstrated legal experience on behalf of major international businesses, management experience in his law firm and his extensive service with the FBI. His current selection as Director values his experiential oversight on legal matters as well as his service on the Audit Committee and mentoring talents.
2005

Bradley T. MacDonald, age 62, is the Executive Chairman of the Board of Medifast, Inc.   Mr. MacDonald has been Chairman of the Board of Medifast, Inc. since January 1998 and was also Chief Executive officer until March of 2007.  He was the principal architect of the turnaround of Medifast and formulated the “Direct to Consumer” business models that are the primary drivers of Revenue to this day. He also was the co-founder of Take Shape for Life and acquired the Clinic operations in 2002. During his time as CEO, he managed the company to 29 consecutive quarters of profits and improved shareholders equity from negative $4 million to over $27 million in less than seven years. He also increased the Company’s market cap from less than $1 million to over $100 million and listed the company on the NYSE. At the time the Board planned leadership succession occurred, the Board assigned Mr. MacDonald executive responsibilities in the following areas: legal affairs, treasury, banking relationships, M&A, strategic plan oversight, public policy oversight, and community relations in addition to Board responsibilities as Executive Chairman and as the formal Co-founder of Take Shape for Life.  In 2006, Mr. MacDonald received the prestigious and audited Ernst and Young award of “Entrepreneur of the Year” for the state of Maryland in the consumer products category.  Also, he helped lead the Company to national recognition in Forbes Magazine ranking Medifast 28th of the top 200 small companies in America. Mr. MacDonald was previously employed by the Company as its Chief Executive Officer from September 1996 to August 1997. From 1991 through 1994, Colonel MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food, Hospitality and Recreation Businesses for the United States Marine Corps.  Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonneau Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of MacDonald and Associates, which had major financial interests in retail drug, consumer candy, and pilot sunglass companies.  Mr. MacDonald was national president of the Marine Corps Reserve Officers Association and retired from the United States Marine Corps Reserve as a Colonel in 1997, after 27 years of service.  He was appointed and served on the Defense Advisory Board for Employer Support of the Guard and Reserve (ESGR.) for three years.     Currently, Mr. MacDonald serves on the Board of Directors of Stevenson University in Maryland, and the Catholic Family Foundation of the Archdiocese of Baltimore. He is also the Vice-Chairman of the Board of Directors of the Marine Corps Reserve Toys for Tots Foundation.  Mr. MacDonald is the father of Margaret Sheetz who performs the role of President and Chief Operating Officer at Medifast, Inc.  Mr. Michael C. MacDonald is the brother of Mr. Bradley T. MacDonald.

Bradley T. MacDonald was first selected as a Director in 1996, because of his executive and entrepreneurial experience in the businesses noted above. In addition he has held leadership positions of increasing responsibility in the United States Marine Corps attaining the rank of Colonel and attending service schools to include the Naval War College.  His current selection as Director is based on his successful turnaround of Medifast as CEO and successfully guiding the company under a new profitable business model. Having extensive experience on Wall Street, as  CEO of Medifast when he restructured the company in 1999 which has since  recorded  over 41 consecutive quarters of profitability, he is  able  to provide strategic guidance to the company. Upon reaching 60 years old with the advice and consent of the Board he was elected Executive Chairman of the Board to utilize his breadth of knowledge and experience regarding Medifast, Inc.
1996

Michael C. MacDonald, age 57, is a retired Senior Corporate Officer.  His last position was Senior Vice President of World Wide Operational Effectiveness for Xerox Corporation.  He was named to this position in September 2008 and led a corporate initiative to review the company’s core functions including Sales, Marketing, Human Resources and other key areas to ensure maximum effectiveness of resources.  Before this position, he was the World Wide President of Marketing Operations, responsible for corporate marketing, Xerox.com, advertising, brand creation, public relations and corporate communications.  Prior to his corporate assignments, he was President of Xerox North America, a 6.5 B Division responsible for all services, solutions and products sold and maintained in the United States and Canada.  This included a direct sales force of 4,000, a technical service staff of 25,000 and support staff of 6,000, a total of 35,000 employees.  Mr. MacDonald also held Vice Presidential positions leading the Northeast Region Sales and Technical Service organization, the North American Marketing organization, the North American Agent/Dealer organization and the North American Supplies organization.  A career described as sustained success and over achievement in revenue, profit and customer satisfaction.  His leadership profile is one of creativity, vision, high expectations and results with commensurate high levels of customer loyalty, employee development and satisfaction.  Mr. MacDonald also serves on the Board of Directors of Medifast, Inc., Paetec, Inc. and the Jimmy V Foundation.  In addition, he is also a board member of the North American Marketing Advisory Board and has been recognized on four occasions as one of the Top Twenty Marketing Executives of the Year by Business to Business Magazine.  Previous to 2009, he was a member of the Board of Directors of the U.S. Chamber of Commerce.

Michael C. MacDonald was first selected as a Director in 1998 based on his broad based executive experience for Xerox. His current selection as Director is based on his tenured service with Xerox, and being a director of Paetec Inc. and Medifast Inc. through the restructuring of all the companies. He has a national reputation as an expert in Sales and Marketing in the high technology field. He has been instrumental in building the high technology platform that Medifast operates today through a period of continuous growth in the business. Because of his expertise and business acumen, the Board has elected him to the Executive Committee in recognition of his expertise in corporate governance.

1998
Sr. Catherine T. Maguire RSM, age 59, a Sister of Mercy, has served as Associate Executive Director at SILOAM, a Body, Mind, Spirit wellness center for the HIV/AIDS community, from 1997 - 2010.  Prior to this Sr. Maguire worked in AIDS Ministry within the prison system in Washington DC., and served as vocation director for her religious community for 8 years.  She received a BS degree in Education/English in 1972, a MS degree in Library Science in 1974 both from Villanova University, and a MA degree in Theology with an emphasis in Pastoral Ministry & Spirituality in 1995 from St. Michael’s College in Vermont.  She served on the Board of the National Religious Vocation Conference from 1990-1992.

Sister Catherine T. Maguire, RSM was first selected as a Director in 2009 for her extensive executive experience with not for profit human services organizations and her strong background in organizational ethics and human resources and personnel management. She has multiple advanced degrees and will assist in developing the “Women Executives” of Medifast. As a result of her extensive management and human resources background she was elected to the Nominations committee where she will assist in screening and evaluating potential Director Candidates and insure the corporate values related to diversity are implemented in the company and on the Board.
2009

John P. McDaniel, age 66, is a seasoned healthcare executive with more than 36 years of experience as a chief executive officer, most recently at MedStar Health in Columbia, Maryland, one of the largest and most comprehensive healthcare delivery systems in the mid-Atlantic region with annual revenues exceeding $3 billion, encompassing 25,000 employees 5,000 physicians and nine leading hospitals and other health related businesses. Mr. McDaniel has a degree in Business Administration from Wittenberg University, a MHA in Health Management and Policy from the University of Michigan, and an Honorary Doctorate of Humane Letters (LHD) from Wittenberg University. He is presently a Partner in The Hickory Ridge Group, an advisory, development and investment organization that focuses on emerging healthcare and technology entities.  He is also a member of the board of the Greater Baltimore Committee, the Greater Washington Board of Trade, Wittenberg University, First Mariner Bank Corp and the Washington Real Estate Trust (WRE).
2009

John P. McDaniel was first selected a Director in 2009 for his extensive executive and entreprenurial experience. His extensive management and Board knowledge concerning the health care industry and health care policy will provide seasoned oversight on behalf of shareholders. Because of his experience and leadership experience as the Chairman of the Racing Commission of Maryland, Director of First Mariner Bank and former Chairman and CEO of Medstar Health Systems he is serving on the Executive and Compensation Committees to bring his business acumen and organizational knowledge to oversight the Company

Michael S. McDevitt, age 32, is the Chief Executive Officer of Medifast, Inc.  Prior to joining the company in June, 2002, he was a Senior Analyst for the Blackstone Group, a private equity group in New York City.
Medifast has continued to excel under Mr. McDevitt’s leadership, demonstrated by the company’s recent report of its 41st consecutive quarter of profitability for the fourth quarter, 2009.  Medifast continues to see strong year over year growth, most recently experiencing 57% top line growth and over 114% profitability growth, versus the same time period last year. During his tenure as CEO/CFO of Medifast the company was named number 16 on Forbes’ 2009  list of America’s Best Small Companies, a jump from 85 one year ago.  Additionally, Medifast was ranked number 28 on the 2008 Fortune Small Business list of fastest-growing small public companies, up from number 47 in 2007. Mr. McDevitt volunteers as a big brother for Big Brothers Big Sisters of Central Maryland, fully supporting the organization’s mission of helping boys and girls grow up to be confident, caring young adults.  He is a member of the board of directors for the American Heart Association’s Baltimore region.  Additionally, Mr. McDevitt supports the efforts of the American Diabetes Association and the Toys For Tots Foundation. He is on the board of directors of the Augustinian Press and works with several organizations of fellow CEOs.   Mr. McDevitt holds a Bachelor degree in Business Administration with a concentration in Finance from James Madison University.

Michael S McDevitt was first selected as a Management Director in 2007 after he had assumed the positions of Chief Executive Officer and Chief Financial Officer of Medifast, Inc. His prior and current executive experience has contributed to the dynamic growth of Medifast. He brings a strong successful financial and operational management perspective to the Executive Committee of the Board.
2007
Jeannette M. Mills, age 43, currently serving as senior vice president with the Baltimore Gas and Electric Company, a subsidiary of Constellation Energy. A Baltimore, MD native, Mills earned her Bachelor of Science in Electrical Engineering from Virginia Polytechnic Institute & State University (Virginia Tech) and she currently serves on the Advisory Board of the Bradley Department of Electrical and Computer Engineering. In 2006, Mills earned her Masters of Business Administration from Loyola College. Ms. Mills also works in the community, serving on the Board of Directors for Voices for Children, Howard County's Court Appointed Special Advocate Program. Additionally, she serves on the Board of the Creative Alliance, a Program that builds communities by bringing together artists and audiences from diverse backgrounds to experience spectacular arts programs and engage in the creative process.

 Jeannette M. Mills was first selected as a Director in 2008 not only for her technical background but primarily for her high level of executive experience. Her service as Chairperson of the Compensation Committee has effectively utilized her talents to review and assess the operations and metrics used to evaluate key executives in the company. She has been instrumental in providing guidance and direction to ensure that all executives maintain the transparent high performance culture, and entreprenurial philosophy of executive compensation balanced with appropriate risk assessment analysis.
2008

Jerry D. Reece, age 69, is chief executive officer of Reece & Nichols:  Real Estate, Mortgage, Title Insurance.  The real estate arm of the company is the largest real estate brokerage in Greater Kansas City. With over 40 years experience in real estate, Jerry Reece formed J.D. Reece Realtors in early 1987.  He sold the company in 2001 to Homeservices of America, Inc. a Berkshire Hathaway affiliate.   In addition to marketing resale homes as well as a broad range of new home subdivisions, the company specializes in the corporate transferee market. After graduating from the University of Oregon in 1963 with a B.S. in Finance, Jerry Reece joined the United States Marine Corps and served in Hawaii and Vietnam as a first lieutenant. Following active duty, he continued his service in the Marine Corps Reserve. His various assignments included the command of a rifle battalion and service as a member of the Secretary of the Navy's Marine Corps Reserve Policy Board at the Pentagon. Retired with the rank of colonel, he is a past member of the Board of Directors of the Marine Toys for Tots Foundation. His personal decorations include the Legion of Merit, The Navy Commendation Medal with Combat "V" and the Combat Action Ribbon.
2009

Jerry D. Reece was first selected as a Director in 2009 for his executive, entrepreneurial and broad real estate expertise. He is a leader in his community in Kansas City and has served on many for profit and non profit Boards, He is a decorated Vietnam veteran who has both civil and military executive experience to provide oversight and be a resource for executive and real estate matters requiring Board and corporate governance oversight..

Donald F. Reilly, OSA, age 62, holds a Doctorate in Ministry (Counseling) from New York Theological and an M.A. from Washington Theological Union as well as a B.A. from Villanova University. Reverend Don Reilly was ordained a priest in 1974. His assignments included Associate Pastor, Pastor at St. Denis, Havertown, Pennsylvania, Staff at Villanova University, Personnel Director of the Augustinian Province of St. Thomas of Villanova, Provincial Counselor, Co-Founder of SILOAM Ministries where he ministers and counsels HIV/AIDS patients and caregivers. He is currently on the Board of Directors of Villanova University.  He also serves on the Board of Trustees of Merrimack College, MA, St. Augustine Prep, NJ, and Malvern Prep, PA.  Fr. Reilly was Prior Provincial of the Augustinian Order at Villanova, PA from 2002 - 2010.  He oversaw more than 220 Augustinian Friars and their service to the Church, teaching at universities and high schools, ministering to parishes, serving as chaplain in the Armed Forces and hospitals, ministering to AIDS victims, and serving missions in Japan, Peru, and South Africa.

Very Rev. Donald F. Reilly, OSA was first selected as a Director in 1998 for his strong background in Personnel and Executive management with the Augustinian Community which serves the Catholic Church at Villanova University, Merrimack College, High Schools, Parishes and missions in Japan, South Africa and Peru.  His current selection as Director utilizes his extensive knowledge of the Company serving as a Director and participating in the restructuring of the company in 1999. He was also instrumental in developing the current business model in consultation with the Business School at Villanova University. As Chairman of the Nominations committee and being a Ph.D and nationally known academic he has been an invaluable asset providing guidance to the company and creating shareholder value. He also is the primary person on the Nomination Committee to identify and evaluate potential Director Candidates for character  necessary to perform  high performance, risk assessment and be  transparent which  are desirable characteristics for  all potential directors. This will ensure continuity in respect to the company’s corporate governance practices and philosophy.

1998
Margaret Sheetz, age 32, is the President and Chief Operating Officer of Medifast. Inc.  Prior to joining the company in 2000, she was a legal assistant with the firm of Carrington, Coleman, Sloman and Blumenthal in Dallas, Texas. As Medifast continues to see strong year over year growth, Ms. Sheetz has provided the operational and technical leadership that has resulted in Medifast providing the proper infrastructure to support the growth of the company to include making dramatic productivity improvement in the company’s operational capabilities, building a strong infrastructure of distribution, manufacturing, information systems and human resource operations necessary to support rapid business growth. She supports the efforts of the American Diabetes Association, the American Heart Association and the Toys For Tots Foundation.  Ms. Sheetz is also very active with several organizations of Maryland executives. She holds a Bachelor of Arts degree from Villanova University and received an Executive MBA from Loyola University.

 Margaret M. Sheetz was first selected as a Management Director in 2008 after she had assumed the positions of President and Chief Operating Officer of Medifast, Inc. She is the senior experienced operations executive who has built the operational structure of the company. In addition to her strong operational expertise she has strength in IT integration with operations and human resources managememt. She has an Executive MBA which has assisted her in the training development of her subordinates. She is the focused executive since 2000 who has been instrumental in building the manufacturing and distribution infrastructure with her team of professionals. Her leadership and oversight skills are recognized and she is recognized in the company as a detail oriented executive who builds high performance teams. The Board considers her the source person to get information pertinent to the oversight of Medifast’s operations.
2008

CORPORATE GOVERNANCE

Board Involvement in Risk Oversight

The Company takes a comprehensive approach to risk management. We believe risk can arise in every decision and action taken by the Company, whether strategic or operational. The Company, therefore, seeks to include risk management principles in all of its management processes and in the responsibilities of its employees at every level. Our comprehensive approach is reflected in the reporting processes by which our management provides timely and comprehensive information to the Board to support the Board’s role in oversight, approval and decision-making.

            The Board of Directors closely monitors the information it receives from management and provides oversight and guidance to our management team concerning the assessment and management of risk. The Board approves the Company’s high level goals, strategies and policies to set the tone and direction for appropriate risk taking within the business. The Board and its committees then emphasize this tone and direction in its oversight of management’s implementation of the Company’s goals, strategies and policies.

Our senior executives provide the Board and its committees with regular updates about the Company’s strategies and objectives and the risks inherent within them at Board and committee meetings and in regular reports. Board and committee meetings also provide a venue for directors to discuss issues with management. The Board and committees call special meetings when necessary to address specific issues. In addition, our directors have access to Company management at all levels to discuss any matters of interest, including those related to risk. Those members of management most knowledgeable of the issues attend Board meetings to provide additional insight into items being discussed, including risk exposures.

The Board has delegated oversight for matters involving certain specific areas of risk exposure to its three committees. Each committee reports to the Board of Directors at regularly scheduled Board meetings, and more frequently if appropriate, with respect to the matters and risks for which the committee provides oversight.

The Audit Committee oversees the integrity of our financial statements, reporting process and internal controls, the internal audit function, the independent auditors’ qualifications, independence and performance, and the Company’s corporate finance matters including its capital structure. The Audit Committee also provides oversight with respect to the Company’s risk management process, including, as required by the NYSE, discussing with management the Company’s significant financial risk exposures, steps management has taken to monitor, control and report such exposures and our policies with respect to risk assessment and risk management.

Our Compensation Committee is responsible primarily for the design and oversight of the Company’s executive compensation policies, plans and practices. A key objective of the Compensation Committee is to ensure that the Company’s overall executive compensation program appropriately links pay to performance and aligns the interests of the Company’s executives with its stockholders. In furtherance of this objective, the Compensation Committee evaluates the potential compensation payable under the Company’s executive compensation plans based on alternative performance scenarios. The Compensation Committee also monitors the design and administration of the Company’s overall incentive compensation programs to ensure that they include appropriate safeguards to avoid encouraging unnecessary or excessive risk taking by Company employees. Elements of our executive compensation program that mitigate excessive risk taking, such as our combination of short and long-term incentives are described below under “Compensation Discussion and Analysis.”

The Nominating and Corporate Governance Committee oversees risks related to our corporate governance, including Board and director performance, director succession, director education and the Company’s Corporate Governance Guidelines and other governance documents. The Nominating and Corporate Governance Committee also oversees the Company’s quality and regulatory affairs operations and the Company’s programs regarding ethics and compliance, and social and environmental responsibility.

Pursuant to Medifast Inc.’s bylaws and governance guidelines, the rules of the NYSE, and the Chairman of the Board, the Nominations Committee along with the consent of the Board of Directors determines the best committee structure for Medifast. The Board elects the Officers of the company.  Since 2007 Medifast, Inc. has had a separate Chairman of the Board and Chief Executive Officer. The Chairman position is elected every three years and the Chief Executive Officer CFO, President and Chief Operating Officer are elected annually by the Board. Bradley T. MacDonald, Executive Chairman of the Board has executive responsibilities and is responsible for the Legal Affairs and Treasury functions of the company, the banking relationships, community relations, M&A oversight and Strategic Planning. The Board of Directors is confident that the current leadership structure of the company based on past performance is in the Company’s best interest of creating shareholder value and building the Medifast business for the future.  The Chief Executive Officer, CFO, President, Chief Operating Officer and the Chairman of the Board have an excellent working relationship and understand the roles and responsibilities of each executive position.. Michael S. McDevitt, the CEO/CFO has the primary operational and financial responsibility for Medifast. Margaret Sheetz reporting to the CEO, has the primary responsibility for the internal operations of Medifast Inc.. The current leadership structure also provides significant benefits that come from Mr. MacDonald’s long tenure as Chairman of the Board and his prior experience as Chief Executive Officer of Medifast, Inc. and Co-Founder of Take Shape for Life.

Certain Relationships and Related Transactions

The Board of Directors of the Company has established a policy and certain procedures that must be followed prior to any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, with a related party. Under this policy, the Nominating and Corporate Governance Committee monitors and reviews issues involving potential conflicts of interest involving officers and directors of the Company, including reviewing all related party transactions.

Director Independence

The Board consists of 14 members of which 11 are non-management directors.   Determination as to the qualifications of an independent directors are determined under section 303A.02 of the New York Stock Exchange, or the NYSE, Listed Company Manual and the Company’s Categorical Standards of Independence. The NYSE’s independence guidelines and the Company’s categorical standards include a series of objective tests, such as the director is not an employee of the Company and has not engaged in various types of business dealings involving the Company, which would prevent a director from being independent. The Board of Directors has affirmatively determined that none of the Company’s independent directors had any relationships with the Company.

The Board, in applying the above referenced standards has affirmatively determined the Company’s current independent directors are:  Harvey C. Barnum, Barry B. Bondroff, Charles P. Connolly, Jason L. Groves, George J. Lavin, Jr. Esq., Catherine T. Maguire, John P. McDaniel, Jeannette M. Mills, Jerry D. Reece, and Donald F. Reilly.

 Board Meetings

For the fiscal year ended December 31, 2009 (“Fiscal 2008”), the Board of Directors held five meetings. All Board members attended at least 75% of the aggregate number of Board meetings and applicable committee meetings held while such individuals were serving on the Board of Directors, or such committees. Under the Company’s Principles of Corporate Governance, which is available on the Company’s website www.choosemedifast.com, by following the link through “Investor Relations” to “Corporate Governance,” each director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including attending meetings of the shareholders of the Company, the Board of Directors and committees of which he or she is a member.  Twelve directors attended the 2009 annual shareholder meeting.

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

Audit Committee

 Our audit committee consists of , Charles P. Connolly Chairperson , Barry B. Bondroff,  George J. Lavin, Jr. Esq., and Jason L. Groves, Esq.  each of whom are independent as discussed above under “Director Independence.” As required by Rule 303A.07 of the NYSE Listed Company Manual, the Board of Directors has affirmatively determined that each audit committee member is financially literate, and that Mr. Connolly is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.
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

•	Review and discuss with management, the internal auditors and the independent auditors the overall adequacy and effectiveness of the Company’s legal, regulatory and ethical compliance programs

•	Serve as a communication report to link under company Whistlerblower Policy

Our Board of Directors has adopted a written charter for the audit committee which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance.”  In fiscal 2009, the audit committee met five times.

 Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Very Rev. Donald F. Reilly, Chairperson , Sister Catherine T. Maguire, and Barry B. Bondroff, , all of whom are independent as discussed above under “— Director Independence.” The Nominating and Corporate Governance Committee identifies and recommends to the Board of Directors qualified candidates for election as Directors, recommends Director Committee assignments, and recommends actions necessary for the proper governance of Medifast, Inc., and for the evaluation of the performance of the Board of Directors and Chief Executive Officer. With input from the Executive Chairman of the Board and Chief Executive Officer, the Nominating and Corporate Governance Committee recommends certain executive officers for annual election. The Nominating and Corporate Governance Committee reviews issues and developments related to corporate governance practices and makes recommendations to the Board of Directors on changes in structure, rule or practice necessary for compliance and for good corporate governance. The Nominations committee has been tasked to assist the Chairman in selecting the most qualified and appropriate directors to serve on the company’s separate Board committees.

Medifast, Inc.’s Nominating and Corporate Governance Committee Charter provides that the skills and characteristics required generally of Directors include diversity, age, business background and experience, accomplishments, experiences in Medifast, Inc.’s business and a willingness to make the requisite commitment of time and effort. Accordingly, the Board of Directors has not set minimum standards for Director candidates. Rather, it seeks highly qualified individuals with diverse backgrounds, business and life experiences that will enable them to constructively review and guide management of Medifast, Inc. Medifast, Inc. has successfully obtained diverse highly qualified candidates for Directors without utilizing a paid outside consultant. The Corporate Governance Committee considers and evaluates potential Director candidates and makes its recommendations to the full Board of Directors. Any shareholder may submit a recommendation for nomination to the Board of Directors by sending a written statement of the qualifications of the recommended individual to the Corporate Secretary, Medifast, Inc., 11445 Cronhill Dr., Owings Mills, MD  21117. The Nominating andCorporate Governance Committee will utilize the same process for evaluating all nominees, regardless of whether the nominee recommendation is submitted by a shareholder or some other source.

If a shareholder wishes to nominate a candidate for election to the Board of Directors, in order for the nomination to be properly made the shareholder must give written notice to the Corporate Secretary of Medifast, Inc.Notice must be received at Medifast, Inc.’s principal executive offices at least 90 days before the date that is one year after the prior year’s regular meeting. The notice must set forth: (i) the name and address of the shareholder who intends to make the nomination and of the nominee or nominees, (ii) a representation that the shareholder is a holder of record of shares of Medifast, Inc. entitled to vote at the meeting and that the shareholder intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, (iii) a description of all arrangements or understanding between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder, (iv) such other information regarding each nominee proposed by the shareholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the SEC and the Company Bylaws  had each nominee been nominated, or intended to be nominated, by the Board of Directors, and (v) the consent of each nominee to serve as a Director of Medifast, Inc. if so elected.

 Our Board of Directors has adopted a written charter for the nominating and corporate governance committee, which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance” or in print to any shareholder who requests it as set forth under “Additional Information — Annual Report, Financial and Additional Information.” In fiscal 2009, the nominating and corporate governance committee met four times.

Compensation Committee

The compensation committee currently consists of Jeannette M. Mills, Chairperson , John P. McDaniel and Jerry D. Reece, all of whom were independent as discussed above under “— Director Independence.”

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

•
Review the executive compensation philosophy of the Company; and assess any risks which may be reasonably deemed material to the Company; and recommend to the Board any changes deemed necessary to the Company executive compensation plan; or any sales channel  compensation plan.

Our Board of Directors has adopted a written charter for the compensation committee which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance.”  In fiscal 2009, the compensation committee met four times.

Executive Committee

Messrs. Bradley T. MacDonald, Chairperson ,  Michael C. MacDonald, Michael S. McDevitt,  John P. McDaniel and Jerry D. Reece are members of the Executive Committee.  The Executive Committee has all the authority of the Board of Directors, except with respect to certain matters that by statute may not be delegated by the Board of Directors.  The Committee meets periodically during the year to develop and review strategic operational and management polices for the Company.  The Committee held two meetings during fiscal 2009.

DIRECTOR COMPENSATION

The non-employee Directors of Medifast, Inc. receive an annual stock grant for their services as director. In 2009, each director received 4,000 shares of restricted stock, with the exception of John P. McDaniel and Catherine T. Maguire who received a pro-rata amount of 3,500 shares for their service. In 2009, Directors did not receive a meeting fee for attending either committee or Board of Director meetings.

2009 Director Compensation Table

 The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)

Barry B. Bondroff	$-	$39,195	$39,195
Charles P. Connolly	16,000	44,565	60,565
George Lavin, Jr., Esq.	-	44,565	44,565
Michael C. MacDonald	-	49,935	49,935
Catherine T. Maguire		28,280	28,280
John P. McDaniel		28,280	28,280
Jeannette M. Mills		39,195	39,195
Rev. Donald F. Reilly, OSA	-	49,935	49,935

Employee Directors do not receive any additional compensation for their services as director.

Additional fees are paid to the Audit Committee Chairman.  In 2009, the Chairman received an additional $16,000 in cash compensation.

(1)
Amounts are calculated based on the aggregate grant date fair value of these rewards compute in accordance with ASC Topic 718 “Stock Compensation” which excludes the effect of estimated forfeitures.  The assumptions and methodologies used to calculate these amounts are discussed in Note 2 to our Consolidated Financial Statements in the 2009 Annual Report to Stockholders filed on Form 10-K with the Securities and Exchange Commission.  Under generally accepted accounting principles, compensation expense with respect to stock awards and option awards granted to our employees is recognized over the vesting periods of the applicable rewards.

The table below summarizes the equity based awards held by the Company’s non-employee directors as of December 31, 2009.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise	Option Expiration	Number Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that have not Vested
	Exercisable	Un-Exercisable	Price ($)	Date	Vested (#)	($)(1)
Barry B. Bondroff	-	-	-	-	5,000	152,900
Charles P. Connolly	-	-	-	-	8,000	244,640
George Lavin, Jr., Esq.	-	-	-	-	8,000	244,640
Michael C. MacDonald	-	-	-	-	11,000	336,380
Catherine T. Maguire	-	-	-	-	2,500	76,450
John P. McDaniel	-	-	-	-	2,500	76,450
Jeannette M. Mills	-	-	-	-	5,000	152,900
Rev. Donald F. Reilly, OSA	-	-	-	-	11,000	336,380

(1)	The market value of shares of stock that have not vested is based on the closing price of our common stock on December 31, 2009, or $30.58 per share.

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

ADDITIONAL INFORMATION

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of equity securities of the Company. Directors, officers and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them.  In 2009, to the Company’s knowledge, based solely on a review of the copies of such filings on file with the Company and written representations from the Company’s directors and executive officers, no Section 16(a) filing requirements were applicable to the Company’s directors, executive officers and greater-than-ten-percent beneficial owners in fiscal 2009.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Purpose and Philosophy

The Compensation Committee of the Board of Directors is responsible for developing and recommending to the Board of Directors Medifast, Inc.’s executive compensation program for the five named executive officers: (referred to in this CD&A as the “executive officers”). Each of these executive officers is included in the Summary Compensation Table and the related tables beginning on page 17.

The Compensation Committee is responsible for creation and periodic review of the overall executive compensation philosophy of Medifast, Inc. , related  analysis and assessment  of  any material risk to the Company related thereto,  and it outlines the components of executive compensation for the executive officers. Medifast, Inc. believes that strong, effective leadership is the cornerstone of its continued growth and success. To be successful, Medifast, Inc. must be able to attract, retain, and motivate highly qualified executive officers with the competencies needed to excel in a rapidly changing marketplace and to understand issues relating to a diverse group of companies in several different industries.

Executive compensation at Medifast, Inc. is focused on executive performance keyed to results. Medifast, Inc. provides fair and equitable compensation to its executive officers by combining conservative base pay, annual cash incentive, stock-based long-term incentive, and competitive health, dental and other benefits. The Executive Cash Bonus Plan is designed to reward executives for Medifast, Inc.’s current year financial success and recognize the responsibilities of the executive officers for meeting Medifast, Inc.’s financial performance goals. Stock-based incentives focus on long-term performance by aligning the executive officers’ long-term financial interests with Medifast, Inc.’s shareholders’ interest. Health, dental, vacation, and other benefits are designed to be competitive with companies with whom Medifast, Inc. competes for executive talent.

Total direct compensation which includes base pay, annual cash incentive and stock-based long-term incentive is measured against similarly sized organizations (based on revenue) in the general industry. Medifast, Inc. targets total direct compensation for each executive officer near median for similarly sized organizations in the general industry. The mix of pay (base pay, annual cash incentive and long-term incentive) is designed to reflect a strong bias towards pay for performance by placing a majority of target compensation at risk. The only element of total direct compensation that is not performance based is base pay. Both annual cash incentive and long-term incentive are performance based.

Elements of Executive Compensation

Base Salary

Our base salary determinations principally reflect the skills and performance levels of individual executives, the needs of the Company, and pay practices of comparable public companies with similar sales and growth rates. It is not our policy to pay our executive officers at the highest base salary level. Instead, we establish executive base salaries below the midpoint level relative to an appropriate set of peers and Companies with similar sales. We believe this policy sets a prudent and fiscally responsible tone for the Company’s overall base salary compensation programs.

Target Bonus

Cash bonuses principally reflect the Company’s financial performance and achievement of corporate objectives established by our Board prior to the fiscal year. The executive bonus plan is designed to reward our executives for the achievement of shorter-term financial goals, predominantly revenue growth, profitability, and cash flow. In consultation with the Chief Executive Officer, the Compensation Committee evaluates, adjusts and approves the amount and allocation of the bonus pool to each named executive officer. In determining the cash bonus allocation among senior executives, the Compensation Committee and the Chief Executive Officer consider each executive’s a) contribution to current and long-term corporate goals, and b) value in the labor market.

The financial targets for annual cash incentive are premised upon the executive officers delivering on their financial performance projections to Medifast, Inc. as reflected in part, in the annual budget approved by the Board of Directors. In 2009 targeted annual incentive compensation was tied to the annual budget approved by the Board of Directors. The Compensation Committee set the target for pre-tax profit as a percentage of sales at 10%, the target for corporate revenue at $135 million, and net increase in cash and cash equivalents at $6 million. The target performance level is set to promote solid performance. The financial targets for annual cash incentive are divided into three components as follows:

1.
Pre-Tax profit as a percentage of sales. Each executive officer receives 33.33% of the total target payout if Medifast, Inc. achieves the targeted pre-tax profit as a % of sales. Each officer receives a portion of the total target payout if Medifast, Inc. achieves the targeted performance level, and additional increments for performance above the target. For pre-tax earnings as a percentage of sales the target was 10%.  Medifast, Inc. was well above the threshold performance level for pre-tax earnings as a percentage of sales in 2009 at 11.7% compared to the target of 10%.

2.
Corporate Revenue. Each officer receives 33.33% of the total target payout if Medifast, Inc. achieves the targeted sales amount for the full year.  Each officer receives a portion of the total target payout if Medifast, Inc. achieves the targeted performance level, and additional increments for performance above the target. For corporate sales the target was $135 million.   Medifast, Inc. was well above the targeted performance level for sales in 2009 finishing at $165.6 million, or $30.6 million above the target set by the Board.

3.
Net increase in cash and cash equivalents. Each officer receives 33.33% of the total target payout if Medifast, Inc. achieves the targeted net cash increase for the full year.  Each officer receives a portion of the total target payout if Medifast, Inc. achieves the targeted performance level, and additional increments for performance above the target The net increase in cash and cash equivalents target was $6 million. Medifast, Inc. exceeded the maximum performance level for the net increase in cash and cash equivalents in 2009 by generating a $10.9 million net increase in cash and cash equivalents.

Equity Compensation
Stock option and restricted stock awards principally reflect the responsibilities to be assumed by each executive in the upcoming fiscal year, the responsibilities of each executive in prior periods, the size of awards made to each executive in prior years relative to the Company’s overall performance, available stock for issuance under our Option Plan, and potential grants in future years. The Committee believes that stock option and restricted stock grants (1) align the interests of executives with long-term stockholder interests as the grants vest over 5-6 years, (2) give executives a significant, long-term interest in the Company’s success, and (3) help retain key executives in a competitive market for executive talent.  The restricted stock awards award the continuity of service of the executive officers since the restricted stock awards vest over a period of 5-6 years and unvested, restricted stock is forfeited upon voluntary termination. In addition, the value of shares awarded increase or decrease with the value provided to shareholders.

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

Report of the Compensation Committee

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in this Form 10-K. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included on the Form 10-K for the year-ended December 31, 2009. Based upon  the Compensation Committee  risk assessment , the Board does not believe the Executive Compensation Plan or any distribution channel compensation Plan   presents a material risk to the Company as structured ..

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Jeannette M. Mills, Chairman
John P. McDaniel
Jerry D. Reece

 2009 Summary Compensation Table

 The following table sets forth the annual and long-term compensation for the last three fiscal years of the Company’s Chief Executive Officer and Chief Financial Officer and each of the three other most highly compensated executive officers. These individuals, including the Chief Executive Officer and Chief Financial Officer are collectively referred to as the Named Executive Officers.

		Salary	Stock Awards	Option Awards	Bonus	Nonqualified Deferred Compensation Contributions	All Other	Total
Name and Pricipal Position	Year	($)< /font>	($)(1)	($)(1)	($)(2)	($)	($)(3)	($)
Bradley T. MacDonald	2009	$225,000	$331,000	-	$235,000		$3,600	$794,600
Chairman of the Board	2008	225,000	107,000	-	-	100,000	6,700	438,700
	2007	225,000	-	-	-	100,000	6,600	331,600

Michael S. McDevitt	2009	185,000	639,000	-	410,000		5,800	1,239,800
Chief Executive and CFO	2008	135,000	450,000	-	75,000		2,700	662,700
	2007	135,000	289,000	-	75,000		2,500	501,500

Leo V. Williams	2009	135,000	-	-	85,000		4,600	224,600
Executive Vice President	2008	132,500	-	-	25,000		2,900	160,400
	2007	132,500	-	-	25,000		1,900	159,400

Margaret Sheetz	2009	155,000	531,000	-	350,000		4,900	1,040,900
Chief Operating Officer,	2008	100,000	372,000	-	50,000		3,000	525,000
President	2007	100,000	237,000	-	50,000		2,900	389,900

Brendan N. Connors	2009	125,000	167,000	-	117,000		3,900	412,900
VP of Finance	2008	99,000	101,000	-	20,000		3,000	223,000
	2007	99,000	47,000	-	20,000		2,900	168,900

(1)
Amounts shown represent the aggregate grant date fair value of the stock awards in the year indicated. For a discussion of the assumptions made in the valuation reflected in these columns, see Note 2 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009. The actual value that may be realized from an award is contingent upon the satisfaction of the conditions to vesting in that award on the date the award is vested. Thus, there is no assurance that the value, if any, eventually realized will correspond to the amount shown.

(2)	Bonus amounts determined as more specifically discussed above under “—Compensation Discussion and Analysis”
(3)	The amounts represent the Company’s matching contributions under the 401(K) plan.

2009 Grants of Plan-Based Awards

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

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise	Option Expiration	Number Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity incentive Plan Awards: Number of Unearned Shares, Units or Other rights	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested
	Exercisable	Un-Exercisable	Price ($)	Date	Vested (#)(1)	($)(2)	(#)	($)
Bradley T. MacDonald
Chairman of the Board	-	-	-		204,000	6,238,320	-	-
Michael S. McDevitt
Chief Executive Officer, CFO	-	-	-		303,667	9,286,137	-	-
Leo V. Williams
Executive Vice President	10,000	-	3.83	10/28/2010	-	-	-	-
Margaret Sheetz
Chief Operating Officer, President	-	-	-		252,000	7,706,160	-	-
Brendan N. Connors
VP of Finance	-	-			91,000	2,782,780	-	-

Each option has a five year life and an exercise price per share equal to 100% of the estimated fair value of our common stock on the date of grant.

(1)	The restricted stock grants vest over five and six years of service as described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards”

(2)	The market value of shares of stock that have not vested is based on the closing price of our common stock on December 31, 2009, or $30.58 per share.

2009 Option Exercises and Stock Vested Table

The following table sets forth information regarding option exercises and stock vesting for the Named Executive Officers during 2009 and the resulting value realized.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)(1)	(#)	($)(2)
Bradley T. MacDonald			-	-
Executive Chairman of the Board	-	-	20,000	285,000
			14,000	102,340
			20,000	131,000
			9,000	53,280

Michael S. McDevitt	84,895	1,369,356	15,000	88,800
Chief Executive Officer, CFO			33,333	243,664
			30,000	427,500
			24,000	157,200
			9,000	53,280

Leo V. Williams
Executive Vice President	-	-	-	-

Margaret Sheetz			15,000	88,800
Chief Operating Officer, President	-	-	25,000	182,750
			25,000	356,250
			20,000	131,000
			8,000	47,360

Brendan N. Connors	19,805	319,455	3,000	17,760
VP of Finance			5,000	36,550
			10,000	142,500
			8,000	52,400
			4,000	23,680

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise, multiplied by the number of options exercised.
(2)	Represents the number of restricted shares vested, and the number of shares vested multiplied by the fair market value of the common stock on the vesting date.

Equity Compensation Plan Information at Fiscal Year Ended December 31, 2009

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	10,000	(1)	$3.83	1,442,500
Equity compensation plans not approved by security holders	-		-	-

(1)	Consists of 10,000 shares of common stock issuable upon the exercise of outstanding options

2009 Non-Qualified Deferred Compensation Table

The following table sets forth all non-qualified deferred compensation of the Named Executive Officers for the fiscal year ended December 31, 2009.

	Executive Contributions in Last FY	Company Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
	($)	($)(1)	($)	($)	($)
Bradley T. MacDonald	-	-	247,000	-	1,040,000
Chairman of the Board
Michael S. McDevitt	-	-	-	-	-
Chief Executive Officer, CFO
Leo V. Williams	-	-	-	-	-
Executive Vice President
Margaret Sheetz	-	-	-	-	-
Chief Operating Officer, President
Brendan N. Connors	-	-	-	-	-
VP of Finance

(1)	All amounts are reported in compensation on the “2009 Summary Compensation Table”

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

In 2009, there were no contributions made by the Company to Bradley T. MacDonald’s deferred compensation plan.

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

Margaret Sheetz.  Ms. Sheetz entered into a six year employment agreement effective February 8, 2006.  Ms. Sheetz was granted 150,000 shares of Medifast, Inc. restricted common stock over a six year vesting period beginning on February 8, 2006 in consideration for his six year commitment and to align her interests with the interests of long-term shareholders.  Upon termination of Ms. Sheetz’s employment by the Company without cause, or upon her resignation for good reason, she would be entitled to receive an amount equal to one and a half times the sum of his highest annualized salary payable in equal monthly installments 30 days after her termination of employment for a period of one year.

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

Potential Payments upon Termination or Change in Control

As of December 31, 2009, the Company had entered into employment agreements with each of the Named Executive Officers. As described in more detail above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards”  The employment agreements with the Named Executive Officers generally provide for the payment of benefits if the executive’s employment with the Company is terminated either by the Company without Cause or by the executive for Good Reason. The employment agreements with the Named Executive Officers do not provide for any additional payments or benefits upon a termination of employment by the Company for Cause, upon the executive’s resignation other than for Good Reason, as applicable, or upon the executive’s death or disability.   Upon termination by the Company without cause, or upon his or her resignation for good reason, all of the Named Executive officers are entitled to receive an amount equal to one and a half times his or her highest annualized base salary payable in equal monthly installments 30 days after his or her termination of employment.  If a named executive had been terminated without cause on December 31, 2009 they would have received the following amounts:

Severance ($) (1)
Bradley T. MacDonald	$337,500
Michael S. McDevitt	$277,500
Margaret Sheetz	$232,500
Brendan N. Connors	$187,500

(1) Based on 2009 salary

If there were a change in control, which is defined as a sale of the majority of the assets of the company or a change of control of the Board of Directors as a result of a third party shareholder acquiring or holding over 10% of the common stock and attempting to nominate a majority of the Board of Directors in favor of his/her shareholder block, the executives would have received the following amounts as of December 31, 2009:

	Severance ($)(1)	Accelerated Vesting of Stock Awards ($)(2)	Total
Bradley T. MacDonald	$337,500	$6,238,320	$6,575,820
Michael S. McDevitt	277,500	9,286,137	9,563,637
Margaret Sheetz	232,500	7,606,160	7,838,660
Brendan N. Connors	187,500	2,782,780	2,970,280

(1)	Based on 2009 salary.
(2)	Accelerated vesting of stock awards were based on NYSE close price of the Common Shares on December 31, 2009 of $30.58 per share.

Compensation Polices and Risk

Medifast, Inc. does not believe that its compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Medifast, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows as of December 31, 2009, the amount and percentage of our outstanding common stock beneficially owned by each person who is known by us to beneficially own more than 5% of our outstanding common stock.

Name and Address of 5% Beneficial Owner	Shares Beneficially Owned (1)	Percent of Outstanding Common Stock

FMR, LLC
82 Devonshire Street	1,185,000	7.7%
Boston, MA 02109

Wellington Management Company, LLP	835,832	5.42%
75 State Street
Boston, MA 02109

The following table shows as of March 26, 2010 the amount and percentage of our outstanding common stock beneficially owned (unless otherwise indicated) by each of our (i) directors and nominees for directors, (ii) Named Executive Officers and (iii) our directors, nominees for director and executive officers as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)(2)	Shares Acquirable Within 60 days	Percent of Outstanding Common Stock (%)

Bradley T. MacDonald (3)	797,050	-	5.18%
Michael S. McDevitt	420,012	-	2.73%
Margaret Sheetz	293,692	-	1.91%
Brendan N. Connors, CPA	108,484	-	*
Donald F. Reilly	81,483	-	*
Michael C. MacDonald	69,197	-	*
Charles P. Connolly	37,575	-	*
John P. McDaniel	24,500	-	*
Catherine T. Maguire	8,500	-	*
Leo V. Williams	16,000	-	*
George J. Lavin, Jr., Esq.	24,200	-	*
Barry B. Bondroff, CPA	17,000	-	*
Jeannette M. Mills	12,500	-	*

All directors, nominees for directors and executive officers as a group (13 persons)	1,910,193	-	12.40%

*	Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Under those rules and for purposes of the table above (a) if a person has decision making power over either the voting or the disposition of any shares, that person is generally deemed to be a beneficial owner of those shares; (b) if two or more persons have decision making power over either the voting or the disposition of any shares, they will be deemed to share beneficial ownership of those shares, in which case the same shares will be included in share ownership totals for each of those persons; and (c) if a person held options to purchase shares that were exercisable on, or became exercisable within 60 days of, March 30, 2010, that person will be deemed to be the beneficial owner of those shares and those shares (but not shares that are subject to options held by any other stockholder) will be deemed to be outstanding for purposes of computing the percentage of the outstanding shares that are beneficially owned by that person. Information supplied by officers and directors.

(2)	Unless otherwise noted, reflects the number of shares that could be purchased by exercise of options available at March 26, 2010, or within 60 days thereafter under our stock option plans.

(3)
The shares set forth as beneficially owned by Mr. Bradley T. MacDonald include 133,402 shares owned by his wife Shirley MacDonald, and 85,167 shares owned by the MacDonald Family Trust.  His daughter, Margaret Sheetz, beneficially owns 293,692 shares which added to Bradley T. MacDonald’s 797,050 beneficially owned shares results in 1,090,742 shares owned by the MacDonald family.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2009, there were no related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accountants for Fiscal 2009 and 2008

 The following services were provided by Friedman, LLP and Bagell, Josephs, Levine & Co during fiscal 2009 and 2008:

	2009 (3)	2008

Audit Fees(1)	$184,000	$154,000
Tax fees(2)	43,000	29,000
All other fees	-	-

Total	$227,000	$183,000

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

(2)	Tax fees were billed for tax compliance services
(3)	On January 1, 2010 Bagell, Josephs, Levine, and Co. merged with Friedman, LLP. Friedman, LLP performed the audit for the year-ended December 31, 2009.

PART IV

ITEM 15. EXHIBITS AND FINACIAL STATEMENT SCHEDULES

(a)       1.     Financial Statements

See Index to the Consolidated Financial Statements on page 54 of this Annual Report

2.     Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3.     Exhibits

Reference is made to the Exhibit Index on page 54 of this Annual Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.

MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Medifast, Inc.
Owing Mills, Maryland

We have audited the accompanying consolidated balance sheet of Medifast, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and other comprehensive income, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.   The consolidated financial statements of Medifast, Inc. and subsidiaries as of December 31, 2008 and for the each of the two years in the period ended December 31, 2008 were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated March 6, 2009.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medifast, Inc. and subsidiaries at December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Medifast, Inc and subsidiaries were audited by other auditors who have ceased operations.  As discussed in Note 17, these financial statements have been restated.  We audited the adjustments described in Note 17 that were applied to restate the December 31, 2008 and 2007 consolidated financial statements .  In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2008 and 2007 consolidated financial statements of the Company other than with respect to such adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2008 and 2007 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Medifast, Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 29 , 2010 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Friedman LLP
Marlton, New Jersey
March 29, 2010

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

/s/Bagell, Josephs, Levine & Company, L.L.C.

Marlton, NJ 08053

March 6, 2009

The report is a copy of the previously issued report.

The predecessor auditor has not reissued the report.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

		(Restated)
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$12,708,000	$1,841,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $100,000	676,000	448,000
Inventory	11,232,000	13,856,000
Investment securities	3,594,000	1,099,000
Deferred compensation	1,040,000	792,000
Prepaid expenses and other current assets	5,334,000	3,165,000
Note receivable - current	46,000	180,000
Current portion of deferred tax asset	100,000	100,000
Total current assets	34,730,000	21,481,000

Property, plant and equipment - net	23,237,000	21,709,000
Trademarks and intangibles - net	4,104,000	5,547,000
Deferred tax asset, net of current portion	193,000	150,000
Note receivable, net of current assets	112,000	1,080,000
Other assets	379,000	350,000

TOTAL ASSETS	$62,755,000	$50,317,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	4,966,000	5,130,000
Income taxes payable	22,000	102,000
Line of credit	-	3,164,000
Deferred compensation payable	399,000	261,000
Current maturities of long-term debt	796,000	257,000
Total current liabilities	6,183,000	8,914,000

Other liabilities
Long-term debt, net of current portion	5,444,000	4,313,000
Deferred tax liability- non current	1,553,000	1,869,000
Total liabilities	13,180,000	15,096,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized; 15,438,941 issued and 15,031,103 outstanding and 14,585,960 issued and 14,313,768 shares outstanding	16,000	15,000
Additional paid-in capital	28,456,000	25,250,000
Accumulated other comprehensive income (loss)	159,000	(389,000)
Retained earnings	24,264,000	12,301,000
Less: cost of 367,838 and 272,192 shares of common stock in treasury	(3,320,000)	(1,956,000)
Total stockholders' equity	49,575,000	35,221,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,755,000	$50,317,000

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,
(000's)
		(Restated)	(Restated)
	2009	2008	2007

Revenue	$165,618	$105,445	$83,779
Cost of sales	(40,293)	(25,332)	(21,464)
Gross profit	125,325	80,113	62,315

Selling, general, and administration	(105,959)	(71,914)	(56,600)

Income from operations	19,366	8,199	5,715

Other income (expense):
Interest expense	(145)	(366)	(387)
Interest income	155	149	105
Other income (expense)	(83)	(132)	110
	(73)	(349)	(172)

Income before provision for income taxes	19,293	7,850	5,543
Provision for income taxes	(7,330)	(3,016)	(2,117)

Net income attributable to common shareholders	$11,963	$4,834	$3,426

Basic earnings per share	$0.89	$0.37	$0.26
Diluted earnings per share	$0.81	$0.34	$0.25

Weighted average shares outstanding -
Basic	13,515,318	13,126,534	12,960,930
Diluted	14,736,639	14,329,525	13,644,149

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT  OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Years Ended December 31, 2009, 2008 (As restated), and 2007 (As restated)

		Par Value	Additional		Accumulated
	Number	$0.001	Paid-In	Retained	other comp	Treasury
	of Shares	Amount	Capital	Earnings	income/(loss)	Stock	Total

Balance at December 31, 2006, as previously reported	13,631,898	$14,000	$23,273,000	$5,981,000	$334,000	$(1,686,000)	$27,916,000
Adjustments				(1,941,000)			(1,941,000)

Balance, December 31, 2006, as restated	13,631,898	$14,000	$23,273,000	$4,040,000	$334,000	$(1,686,000)	$25,975,000

Warrants converted to common stock	40,000	100	192,000				192,100
Common stock issued to Directors	9,700	100	31,000				31,100
Options excercised to common stock	27,500	100	24,000				24,100
FASB 123R vesting			101,000				101,000
Vesting of unearned compensation			641,000				641,000
Repurchase of treasury stock						(309,000)	(309,000)
Treasury shares issued to employees		(300)	(24,000)			24,000	(300)
Net Loss- unrealized loss on investments					(13,000)		(13,000)
Net income				3,427,000			3,427,000
Balance, December 31, 2007	13,709,098	$14,000	$24,238,000	$7,467,000	$321,000	$(1,971,000)	$30,069,000

Common stock issued to Directors	37,000	100	152,000				152,100
Options excercised to common stock	61,112	100	72,000			(43,000)	72,100
Shares issued to Executives and Directors with 2 to 5 year vesting	736,750	700	-				700
Vesting of unearned compensation to executives and directors			851,000				851,000
Cancellation of options and reissuance of restricted shares	42,000	100	(75,000)				(74,900)
Treasury shares issued in legal settlement			12,000			58,000	12,000
Net Loss- unrealized loss on investments					(710,000)		(710,000)
Net income				4,834,000			4,834,000

Balance, December 31, 2008	14,585,960	$15,000	$25,250,000	$12,301,000	$(389,000)	$(1,956,000)	$35,221,000

Common stock issued to Directors	49,000	100	207,000				207,100
Options excercised to common stock	133,334	100	331,000			(331,000)	100
Warrants converted to common stock	44,647	100	214,000				214,100
Shares issued to Executives and Directors with 2 to 5 year vesting	586,000	700	-				700
Fair value adjustment for stock compensation tax benefit			303,000				303,000
Vesting of unearned compensation to executives and directors			2,151,000				2,151,000
Receipt of treasury stock as payment of note receivable						(931,000)	(931,000)
Purchase of treasury stock on open market						(102,000)	(102,000)
Net Gain- unrealized gain on investments					548,000		548,000
Net income				11,963,000			11,963,000

Balance, December 31, 2009	15,398,941	$16,000	$28,456,000	$24,264,000	$159,000	$(3,320,000)	$49,575,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

		(Restated)	(Restated)
	2009	2008	2007
	(Audited)	(Audited)	(Audited)
Cash flows from operating activities:
Net income	$11,963,000	$4,834,000	$3,426,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	$5,267,000	$4,574,000	3,471,000
Realized loss on investment securities	81,000	216,000	103,000
Common stock issued for services	207,000	152,000	31,000
Treasury stock issued in legal settlement	-	70,000	-
Stock options vested during period	-	-	100,000
Stock options cancelled during period	-	(77,000)	-
Excess tax benefits from share-base payments arrangements	303,000	-	39,000
Vesting of unearned compensation	2,151,000	852,000	641,000
Net change in other comprehensive (loss) income	550,000	(711,000)	(13,000)
Deferred tax asset	(43,000)	110,000	(54,000)
Deferred tax liability	(316,000)	365,000	(766,000)
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	(228,000)	43,000	(43,000)
(Increase) Decrease in inventory	2,624,000	(4,675,000)	(926,000)
(Increase) Decrease in prepaid expenses & other current assets	(452,000)	693,000	(128,000)
(Increase) Decrease in deferred compensation	(110,000)	282,000	(140,000)
(Increase) in prepaid taxes	(1,413,000)	(1,131,000)	-
(Increase) in other assets	(29,000)	(251,000)	(52,000)
Increase (Decrease) in accounts payable and accrued expenses	(162,000)	850,000	1,367,000
Increase (Decrease) in income taxes payable	(80,000)	(700,000)	898,000
Net cash provided by operating activities	20,313,000	5,496,000	7,954,000
Cash Flow from Investing Activities:
(Purchase) Sale of investment securities, net	(2,579,000)	129,000	(4,000)
(Purchase) of property and equipment	(5,118,000)	(7,429,000)	(5,151,000)
(Purchase) of intangible assets	(235,000)	(13,000)	(2,814,000)
Net cash (used in) investing activities	(7,932,000)	(7,313,000)	(7,969,000)
Cash Flow from Financing Activities:
Issuance of common stock, options and warrants	214,000	30,000	216,000
Proceeds (Repayment) of long-term debt, net	1,670,000	(264,000)	(586,000)
Increase (Decrease) in line of credit	(3,163,000)	1,565,000	1,706,000
Decrease in note receivable	170,000	132,000	137,000
Excess tax benefits from share-based payment arrangements	(303,000)	-	(39,000)
(Purchase) of treasury stock	(102,000)	-	(309,000)
Net cash provided by financing activities	(1,514,000)	1,463,000	1,125,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,867,000	(354,000)	1,110,000
Cash and cash equivalents - beginning of the period	1,841,000	2,195,000	1,085,000
Cash and cash equivalents - end of period	$12,708,000	$1,841,000	$2,195,000
Supplemental disclosure of cash flow information:
Interest paid	$145,000	$367,000	$387,000
Income taxes	$9,167,000	$3,661,000	$1,790,000
Supplemental disclosure of non cash activity:
Common shares issued for options or warrants	$-	$30,000	$-
Treasury stock issued in legal settlement	$-	$70,000	$-
Line of credit converted to long-term debt	$-	$-	$2,156,000
Treasury stock received in payment of note receivable	$931,500	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Medifast, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008, 2007

1.  BACKGROUND

Nature of the Business

Medifast, Inc. (the "Company” or “Medifast” is a Delaware corporation, incorporated in 1980. The Company’s operations are primarily conducted through six of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc. ("Jason"), Take Shape for Life, Inc. (“TSFL”), Jason Enterprises, Inc., Jason Properties, LLC, and Seven Crondall, LLC.  The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products.  Medifast, Inc.’s product lines include weight and disease management, and meal replacement products manufactured in a modern, FDA approved facility in Owings Mills, Maryland.

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

2.  Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Take Shape For Life, Inc., Seven Crondall Associates, LLC, Jason Properties, LLC, and Jason Enterprises, Inc. All inter-company accounts have been eliminated.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flow, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  At December 31, 2009, the Company had $3.8 million in miscellaneous short-term investments through Merrill Lynch that are considered cash equivalents due to terms of maturity, and $8.9 million in operating checking accounts.

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

Advertising

Advertising costs such as preparation, layout, design and production of advertising are deferred.  They are expensed when the advertisement is first used, except for the costs of executory contracts, which are amortized as performance under the contract is received.  Advertising costs deferred at December 31, 2009, 2008, and 2007, were $544,000, $557,000, and $1,014,000, respectively.  Advertising expense for the years ended December 31, 2009, 2008, and 2007 amounted to $17,400,000, $17,800,000, and $18,400,000, respectively.

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

In accordance with authoritative guidance on property, plant and equipment ASC 360, long – lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended December 31:

		(Restated)	(Restated)
	2009	2008	2007
Numerator:
Net income attributable to Medifast, Inc.	$11,963,000	$4,834,000	$3,426,000

Denominator:
Weighted average shares of common stock outstanding	13,515,318	13,126,534	12,960,930
Effect of dilutive common stock equivalents	1,221,321	1,202,991	683,219

Weighted average diluted common shares outstanding	14,736,639	14,329,525	13,644,149

EPS attributable to Medifast, Inc.
Basic	$0.89	$0.37	$0.26
Diluted	$0.81	$0.34	$0.25

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, certificates of deposit, investment securities and trade receivables.  Cash, money markets and investments exceed the federal insurance coverage by $11,588,000 and $944,000 respectively.  The Company securities at December 31, 2009 and 2008, include amounts deposited with multiple financial institutions. The Company markets its products primarily to medical professionals, clinics, and Internet medical sales and has no substantial concentrations of credit risk in its trade receivables.

As of December 31, 2009 the Company had one customer that individually represented 10% of accounts receivable. In 2008, the Company had two customers that individually represented over 10% of accounts receivable and in the aggregate, approximately 43% of the accounts receivable.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of ASC 718 Compensation – Stock Compensation which establishes the accounting for employee stock-based awards. Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).. The Company recognized stock-based compensation for awards issued under the Company’s stock option plans in other income/expenses included in the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of ASC 718, and no cumulative adjustments were recorded in the Company’s financial statements.

Recent Accounting Pronouncements

In November 2008, the FASB ratified an accounting pronouncement which clarifies how to account for certain transactions involving equity method investments. The initial measurement, decreases in value and changes in the level of ownership of the equity method investment are addressed. The pronouncement was effective for the Company beginning on January 1, 2009 and was applied prospectively. The adoption of the pronouncement did not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued the Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The pronouncement is effective for interim and annual periods ending after September 15, 2009. The adoption of the pronouncement did not have any impact on the Company’s consolidated financial position and results of operations.

Investments

In accordance with ASC 320, “Investments – Debt and Equity Securities”, securities are classified into three categories: held-to-maturity, available-for-sale and trading.  The Company’s investments consist of debt and equity securities classified as available-for-sale securities.  Accordingly, they are carried at fair value in accordance with ASC 320.  Further, according to ASC 320 the unrealized holding gains and losses for available-for-sales securities are excluded from earnings and reported as a separate component of stockholders’ equity, unless the loss is classified as other than a temporary decline in market value.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued ASC 350 “Intangibles – Goodwill and Other”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

In addition, the Company has acquired other intangible assets, which include: customer lists, non-compete agreements, trademarks, patents, and copyrights.  The non-compete agreements were fully amortized as of December 31, 2007.  The customer lists are being amortized over a period ranging between 3 and 6 years based on management’s best estimate of the expected benefits to be consumed or otherwise used up.  The costs of patents and copyrights are amortized over 5 and 6 years based on their estimated useful life, while trademarks representing brands with an infinite life, and are carried at cost and tested annually for impairment as outlined below.  Goodwill and other indefinite lived intangibles are tested annually for impairment in the fourth quarter, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  The Company assesses the recoverability of its goodwill and other indefinite lived assets by comparing the projected undiscounted net cash flows associated with the related asset, over their remaining lives, in comparison to their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities.  The Company presents comprehensive income in its consolidated statements of stockholders equity.

3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITES

The following summarizes cash, cash equivalents, and marketable securities:

	Cost	Unrealized Gains	Unrealized Losses	Accrued interest	Estimated Fair Value
Cash and cash equivalents
Demand deposits	$3,826,000	$-	$-	$-	$3,826,000
Money market accounts	8,882,000			-	8,882,000
December 31, 2009	$12,708,000	$-	$-	$-	$12,708,000
Investment Securities
Investment Securities	$3,504,000	$78,000	$(10,000)	$22,000	$3,594,000
December 31, 2009	$3,504,000	$78,000	$(10,000)	$22,000	$3,594,000
Cash and cash equivalents
Demand deposits	$918,000			$-	$918,000
Money market accounts	923,000			-	923,000
December 31, 2008	$1,841,000	$-	$-	$-	$1,841,000
Investment Securities
Investment Securities	$1,088,000			$11,000	$1,099,000
December 31, 2008	$1,088,000	$-	$-	$11,000	$1,099,000

The Company had a realized loss of $81,000, realized loss of $216,000 and realized gain of $103,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

4. INVENTORY

Inventory consist of the following at December 31, 2009 and 2008

	2009	2008
Raw Materials	$3,900,000	$2,810,000
Packaging	2,628,000	2,234,000
Finished Goods	4,704,000	8,812,000

Total	$11,232,000	$13,856,000

5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expense and other current assets as of December 31, 2009 and 2008, consist of the following:

	2009	2008

Marketing and advertising	$1,832,000	$1,531,000
Supplies	745,000	413,000
Insurance	546,000	90,000
Taxes	2,211,000	1,131,000

	$5,334,000	$3,165,000

6.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31, 2009 and 2008, consist of the following:

	2009	2008
Land	$650,000	$650,000
Building and building improvements	9,034,000	8,603,000
Equipment and fixtures	26,478,000	21,810,000
Vehicle	59,000	43,000
	$36,221,000	$31,106,000
Less accumulated depreciation and amortization	12,984,000	9,397,000
Property, plant and equipment - net	$23,237,000	$21,709,000

Substantially all of the Company's property, plant and equipment are pledged as collateral for various loans (see Note 12).

Depreciation expense for the years ended December 31, 2009, 2008, and 2007 were $3,634,000, $2,751,000, and $2,139,000 , respectively.  In 2007, the Company disposed of assets with an accumulated depreciation of $95,000 relating to the closing of three corporately owned Medifast Weight Control Centers.

7.  TRADEMARKS AND INTANGIBLES

	As of December 31, 2009		As of December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$8,567,000	$6,086,000	$8,332,000	$4,649,000
Non-compete agreements	840,000	840,000	840,000	840,000
Trademarks, patents, and copyrights
finite life	1,622,000	926,000	1,622,000	685,000
infinite life	927,000	-	927,000	-

Total	$11,956,000	$7,852,000	$11,721,000	$6,174,000

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Customer lists	$1,392,000	$1,584,000	$1,096,000
Non-compete agreements	-	-	-
Trademarks, patents, and copyrights	241,000	239,000	236,000

Total trademarks and intangibles	$1,633,000	$1,823,000	$1,332,000

Amortization expense is included in selling, general and administrative expenses.

The estimated future amortization expense of trademarks and intangible assets is as follows:

2010	1,182,000
2011	1,181,000
2012	746,000
2013	63,000
2014	5,000

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2009	2008
Trade payables	$2,011,000	$3,658,000
Sales commissions payable	2,645,000	1,303,000
Accrued payroll and related taxes	312,000	169,000
Total	$4,966,000	$5,130,000

9. COMMITMENTS AND CONTINGENCIES

The Company leases office space for Corporate offices as well as twenty-seven corporately owned Medifast Weight Control Centers under lease terms ranging from three to five years with leases commencing in 2007, 2008 and 2009. Monthly payments under the Medifast Weight Control Centers leases range in price from $1,800 to $4,200. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

The Company leases large commercial printers for our printing operation that supports our sales channels. The leases extend through December 2014. The annual lease payments are $1,062,000, $1,031,000, $964,000, and $758,000 for the years ended December 31, 2010, 2011, 2012, and 2013 respectively.

The following is a schedule by years of future minimum rental and lease payments required under operating lease that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009

For the Years Ending
December 31,

2010	2,174,000
2011	2,116,000
2012	1,966,000
2013	1,311,000
2014	661,000
Thereafter	294,000

Total minimum payments required	$8,522,000

Rent expense for the years ended December 31, 2009, 2008, and 2007 was$1,256,000, $956,000, and $464,000 respectively.

There is no pending or threatened legal action that would have material adverse on the Company’s consolidated financial position, results or operations or cash flows in future years.

10. INCOME TAXES

Significant components of the income tax benefit for the years ended December 31 are as follows:

A reconciliation between the provisions for income taxes calculated at the U.S. federal statutory income tax rate and the consolidated income tax benefit in the consolidated statements of income for the years ended December 31, 2007, 2008 and 2009 are as follows:

	2009	2008	2007
Provision at the U.S. federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.8%	3.2%	5.4%
Permanent differences	-0.8%	1.2%	-1.2%
Income tax expense	38.0%	38.4%	38.2%

	2009	2008	2007
Current:
Federal	$6,276,000	$3,059,000	$1,213,000
State	695,000	432,000	84,000
Total Current	$6,971,000	$3,491,000	$1,297,000
Deferred:
Federal	$283,000	$(390,000)	$672,000
State	76,000	(85,000)	148,000
Total deferred	359,000	(475,000)	820,000
Income tax expense	$7,330,000	$3,016,000	$2,117,000

Medifast, Inc.’s deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	2009	2008	2007
Deferred tax assets

Deferred compensation	$250,000	$208,000	317,000
Inventory overhead and write downs	43,000	42,000	43,000

Total deferred tax assets	$293,000	$250,000	360,000

Deferred Tax Liabilities
Depreciation and Amortization	$(1,553,000)	$(1,869,000)	(1,506,000)

Total deferred tax liabilities	$(1,553,000)	$(1,869,000)	$(1,506,000)

11. Equity Instruments

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

The following summarizes the stock option activity for the years ended December 31:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	143,334	$3.00	291,300	$4.19	321,579	$3.88
Options exercised	(133,334)	2.94	(28,334)	0.50	(27,500)	0.89
Options forfeited or expired	-	0.00	(119,632)	6.39	(2,779)	1.60

Outstanding at end of year	10,000	$3.83	143,334	$3.00	291,300	$4.19
Options exercisable at year end	10,000	$3.83	143,334	$3.00	211,300	$3.35

No stock options were granted in 2007 and 2008 or 2009.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
Weighted
Average
		Contractual	Weighted		Weighted
Range of		Life	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	(in Years)	Price	Exercisable	Price

$3.83	10,000	0.83	$3.83	10,000	$3.83

	10,000		$3.83	10,000	$3.83

The Company has issued restricted stock to employees generally with terms ranging from three to six years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighed-Average Grant Date Fair Value
Outstanding at January 1, 2009	1,019,835	$4.42
Granted	586,000	6.33
Vested	(401,457)	5.36
Forfeited	-	-
Outstanding at December 31, 2009	1,204,378	5.57

The weighted-average grant-date fair value of restricted stock grants was $6.33, and $4.72 for the years ended December 31, 2009, 2008, respectively. No restricted shares were granted in 2007. The total fair value of restricted stock grants vested during the years ended December 31, 2009, 2008, and 2007 was $2,151,000, $852,000 and $641,000, respectively.

12. LONG-TERM DEBT AND LINE OF CREDIT
Long-term debt as of December 31, 2009 and 2008, consist of the following:

	2009	2008

$475,000 seven-year loan secured by the building and land at a variable rate at LIBOR plus 250 bps, which was 2.74% on December 31, 2009. Due 2011	301,000	332,000
$5,000,000 revolving line of credit at the LIBOR rate plus 1.3%, which was 2.50% at December 31, 2009	-	-
$7,500,000 revolving line of credit at the LIBOR rate plus 1.3%, which was 2.50% at December 31, 2009	-	3,163,000
$3,000,000 ten-year term loan, with Merrill Lynch at LIBOR plus 1.3%, this was 1.54% at December 31, 2009. Due 2017	2,675,000	2,825,000
$1,500,000 ten-year term loan, with Merrill Lynch at LIBOR plus 1.3%, this was 1.54% at December 31, 2009. Due 2017	1,338,000	1,413,000
$2,600,000 3-year term loan, with Bank of America at Libor plus 200 bps, which was 2.25% on December 31, 2009. Due 2012.	1,926,000	-
	6,240,000	7,733,000
Less current portion	796,000	3,421,000
	5,444,000	4,312,000

Future principal payments on long-term debt for the next 5 years are as follows:

2010	796,000
2011	796,000
2012	796,000
2013	566,000
2014	257,000
Thereafter	3,029,000
$6,240,000

The Company has established a $5.0 million revolving line of credit at LIBOR plus 1.75% with Bank of America. The outstanding balance on our line of credit was $0 and $3,164,000 at December 31, 2009 and 2008, respectively. Effective September 27, 2007, the 10-year term loan with an original balance of $3,539,000; the 3-year loan with an original balance of $366,000; and the line of credit balance with Mercantile Safe Deposit and Trust Company was refinanced by Merrill Lynch into two ten year term loans for $1,500,000 and $3,000,000. These loans are at LIBOR plus 1.3%, which was 1.54% on December 31, 2009. The term loans and line of credit held at Bank of America contain customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The loan agreements also require the Company to maintain specified financial ratios and satisfy certain financial condition tests. At December 31, 2009, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and expects to continue to do so for the foreseeable future. All loans contain customary events of default. Upon the occurrence of an event of default under the term loans or line of credit, the lenders there under may cease making loans and declare amounts outstanding to be immediately due and payable. The loans are secured by two buildings, together with an assignment of rents and security interest upon all fixtures now or hereafter located in the two buildings.

13. EMPLOYMENT AGREEMENTS

The Board of Directors of Medifast, Inc. implemented a management succession plan which occurred over the last 36 months. In doing so, they had 3 key executive officers sign 6-year employment contracts to ensure that there will be minimal turnover in selected key management positions. The Executives associated with this succession plan include Michael S. McDevitt, Chief Executive Officer and Chief Financial Officer, Margaret MacDonald, Chief Operating Officer and President, and Brendan Connors, CPA, VP of Finance. Bradley T. MacDonald, the Executive Chairman of the Board of Directors has signed and executed a new 5 year employment agreement as the Executive Chairman of the Board of Directors and will provide on-going executive mentoring, financial and M&A advice, and new business development for the Company.

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

14. WARRANTS

During 2009, 80,000 warrants were exercised. The warrants were originally issued to an investment banker for advisory and consulting services provided to the Company.

The Company has the following warrants outstanding for the purchase of its common stock:

Exercise		December 31,
Price	Expiration Date	2009	2008	2007

$4.80	January, 2009	-	80,000	80,000
$16.78	July, 2008	-	-	82,500
		-	80,000	162,500
	Weighted average exercise price	-	4.80	10.88

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

Fair Value Measurements on a Recurring Basis as of December 31, 2009

Assets	Level I	Level II	Level III	Total
Investment securities	$3,594,000	-	-	$3,594,000
Cash equivalents	12,708,000	-	-	12,708,000
Total Assets	$16,302,000	$-	$-	$16,302,000
Liabilities	6,240,000	-	-	6,240,000
Total Liabilities	$6,240,000	$-	$-	$6,240,000

16. BUSINESS SEGMENTS

Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker about how to allocate resources and in assessing performance. The Company has two reportable operating segments: Medifast and All Other. The Medifast reporting segment consists of the following distribution channels: Medifast Direct, Take Shape for Life, and Doctors. The All Other reporting segments consist of Medifast Weight Control Centers and the Company’s parent company operations

The accounting policies of the segments are the same as those of the Company. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.

The following tables’ present segment information for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31, 2009
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$150,037,000	$15,581,000		$165,618,000
Cost of Sales	37,046,000	3,247,000		40,293,000
Other Selling, General and Adminstrative Expenses	88,191,000	12,584,000		100,775,000
Depreciation and Amortization	4,266,000	1,001,000		5,267,000
Interest (net)	17,000	(27,000)		(10,000)
Provision for income taxes	7,330,000	-		7,330,000
Net income (loss)	$13,187,000	$(1,224,000)	-	$11,963,000

Segment Assets	$32,829,000	$29,926,000		$62,755,000

	(Restated)
	Year Ended December 31, 2008
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$97,116,000	$8,329,000		$105,445,000
Cost of Sales	23,611,000	1,721,000		25,332,000
Other Selling, General and Adminstrative Expenses	59,334,000	8,138,000		67,472,000
Depreciation and Amortization	3,613,000	961,000		4,574,000
Interest (net)	39,000	178,000		217,000
Provision for income taxes	3,016,000	-		3,016,000
Net income (loss)	$7,503,000	$(2,669,000)	-	$4,834,000

Segment Assets	$34,034,000	$16,283,000		$50,317,000

	(Restated)
	Year Ended December 31, 2007
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$78,861,000	$4,918,000		$83,779,000
Cost of Sales	20,364,000	1,100,000		21,464,000
Other Selling, General and Adminstrative Expenses	48,250,000	4,769,000		53,019,000
Depreciation and Amortization	2,527,000	944,000		3,471,000
Interest (net)	77,000	205,000		282,000
Provision for income taxes	2,117,000	-		2,117,000
Net income (loss)	$5,526,000	$(2,100,000)	-	$3,426,000

Segment Assets	$25,386,000	$17,701,000		$43,087,000

17. RESTATEMENT OF FINANCIAL STATEMENTS

We are restating earnings for the years ended December 31, 2006, 2007, and 2008 due to an error in the SFAS No. 109, “Accounting for Income Taxes” calculation. In general, under SFAS No. 109, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of assets and liabilities for financial reporting and for income tax purposes. Due to the Company’s growth in past years, major infrastructure investments were made to include building purchases for manufacturing, corporate offices and distribution, high speed manufacturing equipment and blenders, a state of the art printing center operation, and IT systems including infrastructure and hardware. For financial statement purposes, these assets are depreciated over the assets useful life. However, for tax purposes, the depreciation can be accelerated which results in lower taxable income and potential tax refunds which were realized for the years in which accelerated tax depreciation was elected for the Company. The lower taxable income and tax refunds impacted the Company’s cash position positively and allowed for the further investment in the vertically integrated Company infrastructure build. The resulting timing difference should have resulted in a deferred tax liability and additional income tax provision expense in the year’s restated.

The restatements had no effect on 2009 revenues, operating income, pre-tax income, net income or cash-flows. The restatements have no impact on the Company's tax returns in any year.

During the audit of the Company’s financial statement for the year-ended December 31, 2009, Management of Medifast, Inc. was first advised by Friedman, LLP, the Company’s independent registered public accounting firm, that an error existed in its deferred tax account balances due to timing differences resulting between depreciation expense for tax purposes versus financial statement purposes.

Management performed a detailed reconciliation of deferred tax accounts and the related provision for income taxes for all tax years beginning in 2001 in order to quantify the potential balance adjustments. The Company’s Management upon being advised by its Independent Auditor of the SFAS No. 109 calculation issue, as part of its Sarbanes Oxley policy regarding internal controls regarding financial reporting, immediately reported this issue to the Audit Committee which promptly initiated and conducted its review.

On March 29, 2010 management and the Audit Committee reviewed management’s findings and the Audit Committee concluded that restating the consolidated financial statements for the years ended December 31, 2006, 2007, and 2008 is required. The Company is restating for errors identified in its deferred tax accounts pertaining to (i) differences between the income tax basis and the financial reporting basis of long-lived assets that were not reconciled to the deferred tax balances (ii) to properly apply a net operating loss to our deferred tax and provision for income taxes for the years ended December 31, 2001, 2002, 2003, 2004, and 2005. The effects of these restatements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The correction of the errors noted in (i) above reduced 2008, 2007, and 2006 net income by $601,000 (.04 per diluted share), $411,000 ($.03 per diluted share), and $583,000 (.04 per diluted share), respectively. The corrections noted in number (ii) above increased beginning of 2006 accumulated deficit by $1,358,000.

The following is a summary of the effects of these changes on the Company’s consolidated balance sheets as of December 31, 2008, 2007, 2006, and 2005, as well as the effect of these changes on the Company’s consolidated statements of income and cash flows:

Consolidated Balance Sheets

For the Year Ended December 31, 2008	As Previously Reported	Adjustments	As Restated

Deferred Tax Asset-non current	1,131,000	(981,000)	150,000
Total Assets	51,037,000	(981,000)	50,056,000
Deferred Tax Liability	-	1,869,000	1,869,000
Income Taxes Payable	-	101,000	101,000
Total Liabilities	12,864,000	1,971,000	14,835,000
Retained Earnings (deficit)	15,253,000	(2,952,000)	12,301,000
Total Stockholder's Equity	38,173,000	(2,952,000)	35,221,000
Total Liabilities and Shareholder's Equity	51,037,000	(981,000)	50,056,000

For the Year Ended December 31, 2007	As Previously Reported	Adjustments	As Restated

Deferred Tax Asset-non current	897,000	(637,000)	260,000
Total Assets	43,724,000	(637,000)	43,087,000
Deferred Tax Liability	-	1,506,000	1,506,000
Income Taxes Payable	592,000	211,000	803,000
Total Liabilities	11,304,000	1,716,000	13,020,000
Retained Earnings (deficit)	9,818,000	(2,352,000)	7,466,000
Total Stockholder's Equity	32,420,000	(2,353,000)	30,067,000
Total Liabilities and Shareholder's Equity	43,724,000	(637,000)	43,087,000

For the Year Ended December 31, 2006	As Previously Reported	Adjustments	As Restated

Deferred Tax Asset-non current	517,000	(302,000)	215,000
Total Assets	36,677,000	(302,000)	36,375,000
Deferred Tax Liability	-	2,270,000	2,270,000
Income Taxes Payable	535,000	(631,000)	(96,000)
Total Liabilities	8,761,000	1,639,000	10,400,000
Retained Earnings (deficit)	5,981,000	(1,941,000)	4,040,000
Total Stockholder's Equity	27,916,000	(1,941,000)	25,975,000
Total Liabilities and Shareholder's Equity	36,677,000	(302,000)	36,375,000

Consolidated Statements of Operations

For the Year Ended December 31, 2008	As Previously Reported	Adjustments	As Restated

Provision for income taxes	2,415,000	601,000	3,016,000
Net income	5,435,000	(601,000)	4,834,000
Basic Earnings Per Share	0.41	(0.04)	0.37
Dilute Earnings Per Share	0.38	(0.03)	0.34

For the Year Ended December 31, 2007	As Previously Reported	Adjustments	As Restated

Provision for income taxes	1,706,000	411,000	2,117,000
Net income	3,837,000	(411,000)	3,426,000
Basic Earnings Per Share	0.30	(0.04)	0.26
Dilute Earnings Per Share	0.28	(0.03)	0.25

For the Year Ended December 31, 2006	As Previously Reported	Adjustments	As Restated

Provision for income taxes	2,307,000	583,000	2,890,000
Net income	5,156,000	(583,000)	4,573,000
Basic Earnings Per Share	0.41	(0.05)	0.36
Dilute Earnings Per Share	0.38	(0.04)	0.34

Consolidated Statement of Cash Flows
For the Year Ended December 31, 2008	As Previously Reported	Adjustments	As Restated

Net income	5,435,000	(601,000)	4,834,000
Deferred Tax Asset	(234,000)	(981,000)	747,000
Deferred Tax Liability	-	1,869,000	1,869,000
Income Taxes Payable	(592,000)	101,000	(491,000)

For the Year Ended December 31, 2007	As Previously Reported	Adjustments	As Restated

Net income	3,837,000	(411,000)	3,426,000
Deferred Tax Asset	(390,000)	(637,000)	247,000
Deferred Tax Liability	-	1,506,000	1,506,000
Income Taxes Payable	57,000	211,000	268,000

For the Year Ended December 31, 2006	As Previously Reported	Adjustments	As Restated

Net income	5,156,000	(583,000)	4,573,000
Deferred Tax Asset	(597,000)	(302,000)	(295,000)
Deferred Tax Liability	-	2,270,000	2,270,000
Income Taxes Payable	(364,000)	(631,000)	(995,000)

18. QUARTERLY RESULTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Revenue	$33,693,000	$40,699,000	$45,006,000	$46,220,000
Gross Profit	25,639,000	30,948,000	34,235,000	34,503,000
Operating Income	4,028,000	4,774,000	5,563,000	5,000,000
Net Income	2,498,000	2,985,000	3,434,000	3,045,000
Earnings per common share - diluted	0.17	0.20	0.23	0.21

2008 (Restated)
Revenue	$25,169,000	$27,537,000	$27,281,000	$25,458,000
Gross Profit	19,069,000	20,860,000	20,759,000	19,425,000
Operating Income	2,062,000	2,409,000	2,396,000	1,332,000
Net Income	1,252,000	1,431,000	1,448,000	703,000
Earnings per common share - diluted	0.09	0.10	0.10	0.05

2007 (Restated)
Revenue	$20,089,000	$22,041,000	$21,846,000	$19,803,000
Gross Profit	15,031,000	16,678,000	16,323,000	14,283,000
Operating Income	1,914,000	1,445,000	1,557,000	799,000
Net Income	1,176,000	877,000	865,000	508,000
Earnings per common share - diluted	0.09	0.06	0.06	0.04

(1) -Earnings per common share is computed independently for each of the quarters presented; accordingly, in the sum of the quarterly earnings per common share may not equal the total computed for the year.

INDEX TO EXHIBITS

No.
3.1	Certificate of Incorporation of the Company and amendments thereto

3.2	By-Laws of the Company- Amended

10.1	1993 Stock Option Plan of the Company as amended*

10.3	Lease relating to the Company's Owings Mills, Maryland facility**

10.4	Employment agreement with Bradley T. MacDonald***

10.5	Employment agreement with Bradley T. MacDonald signed February 8, 2006

10.6	Employment agreement with Michael S. McDevitt signed February 8, 2006

10.7	Employment agreement with Margaret MacDonald signed February 8, 2006

10.8	Employment agreement with Brendan N. Connors signed February 8, 2006

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*	Filed as an exhibit to and incorporated by reference to the Registration Statement on Form SB-2 of the Company, File No. 33-71284-NY.

**	Filed as an exhibit to and incorporated by reference to the Registration Statement on Form S-4 of the Company, File No. 33-81524.

***	Filed as an exhibit to 10KSB, dated April 15, 1999 of the Company, file No. 000-23016.

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

December 17, 2008, to announce updated 2008 revenue guidance

February 19, 2009, Company response to false claims

March 5, 2009, to announce the election of two new Board members

March 12, 2009, to announce 2008 revenue and earnings and provided 2009 sales trending YTD

March 30, 2009, to announce the authorization of a stock repurchase

May 13, 2009, to announce removal from New York Stock Exchange “watch list”

June 26, 2009, to announce independence review of certifying accountants

July 6, 2009, to announce creation of direct financial obligation

July 22, 2009, to announce departure of Board member

October 13, 2009, to announce election of new Board member

January 22, 2010, to announce reaffirmation with The Direct Selling Association

January 25, 2010, to announce financial results for the quarter and year ended December 31, 2009

January 26, 2010, to announce changes in Certifying Accountant

March 4, 2010, to announce to announce financial results for the quarter and year ended December 31, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIFAST, INC.
(Registrant)

BRADLEY T. MACDONALD
Bradley T. MacDonald
Executive Chairman of the Board
Dated: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Name	Title	Date

/s/ BARRY B. BONDROFF, CPA	Director	March 30, 2010
Barry B. Bondroff, CPA

/s/ CHARLES P. CONNOLLY	Director	March 30, 2010
Charles P. Connolly

/s/ JASON L. GROVES	Director	March 30, 2010
Jason L. Groves

/s/ GEORGE J. LAVIN, ESQ.	Director	March 30, 2010
George J. Lavin, Esq.

/s/ BRADLEY T. MACDONALD	Chairman of the Board,	March 30, 2010
Bradley T. MacDonald	Director

/s/ MICHAEL C. MACDONALD	Director	March 30, 2010
Michael C. MacDonald

/s/ SR. CATHY T. MAGUIRE RSM	Director	March 30, 2010
Sr. Cathy T. Maguire, RSM

/s/ JOHN P. MCDANIEL	Director	March 30, 2010
John P. McDaniel

/s/ MICHAEL S. MCDEVITT	Director	March 30, 2010
Michael S. McDevitt

/s/ JERRY D. REECE	Director	March 30, 2010
Jerry D. Reece

/s/ JEANNETTE M. MILLS	Director	March 30, 2010
Jeannette M. Mills

/s/ REV. DONALD F. REILLY, OSA	Director	March 30, 2010
Rev. Donald F. Reilly, OSA

/s/ MARGARET SHEETZ	Director	March 30, 2010
Margaret Sheetz