Form 10-Q
period 2010-03-31
MEDIFAST INC
filed 2010-05-10
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2010
Common stock, $.001 par value per share	15,409,601 shares

Medifast, Inc.

Part I.  Financial Information

Item 1. Financial Statements

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2010	December 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$20,814,000	$10,604,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $100,000	1,101,000	676,000
Inventory	13,586,000	11,232,000
Investment securities	7,181,000	5,699,000
Deferred compensation	-	641,000
Prepaid expenses and other current assets	2,491,000	5,334,000
Note receivable - current	46,000	46,000
Deferred tax asset	83,000	100,000
Total current assets	45,302,000	34,332,000

Property, plant and equipment - net	24,716,000	23,237,000
Trademarks and intangibles - net	3,815,000	4,104,000
Note receivable, net of current assets	112,000	112,000
Other assets	243,000	379,000

TOTAL ASSETS	$74,188,000	$62,164,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	10,621,000	4,967,000
Income taxes payable	759,000	22,000
Current maturities of long-term debt	796,000	796,000
Total current liabilities	12,176,000	5,785,000

Other liabilities
Long-term debt, net of current portion	5,245,000	5,444,000
Deferred tax liability	1,464,000	1,360,000
Total liabilities	18,885,000	12,589,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized; 15,403,941 issued and 15,036,103 outstanding at 3/31/10 and 15,398,941 issued and 15,031,103 shares outstanding at 12/31/09	16,000	16,000
Additional paid-in capital	29,352,000	28,456,000
Accumulated other comprehensive income	90,000	159,000
Retained earnings	29,165,000	24,264,000
Less: cost of 367,838 and 367,838 shares of common stock in treasury	(3,320,000)	(3,320,000)
Total stockholders' equity	55,303,000	49,575,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$74,188,000	$62,164,000

See notes to condensed consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue	$60,585,000	$34,605,000
Cost of sales	14,817,000	8,979,000
Gross Profit	45,768,000	25,626,000

Selling, general, and administration	37,567,000	21,610,000

Income from operations	8,201,000	4,016,000

Other income/(expense)
Interest income/ (expense), net	28,000	(5,000)
Other expense	(15,000)	(35,000)
	13,000	(40,000)

Income before provision for income taxes	8,214,000	3,976,000
Provision for income taxes	(3,313,000)	(1,491,000)

Net income	$4,901,000	$2,485,000

Basic earnings per share	$0.35	$0.19
Diluted earnings per share	$0.33	$0.17

Weighted average shares outstanding -
Basic	13,908,144	13,284,431
Diluted	14,671,187	14,494,898

See notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT  OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Three Months Ended March 31, 2010
(Unaudited)

		Par Value	Additional		Accumulated
	Number	$0.001	Paid-In	Retained	other comp	Treasury
	of Shares	Amount	Capital	Earnings	income/(loss)	Stock	Total
Balance, December 31, 2009	15,398,941	$16,000	$28,456,000	$24,264,000	$159,000	$(3,320,000)	$49,575,000

Vesting of share-based compensation to executives and directors			610,000				610,000
Shares issued	5,000	100	0				100
Fair value adjustment for stock compensation tax benefit			286,000				286,000
Net change in unrealized gain on investments, net of taxes					(69,000)		(69,000)
Net income				4,901,000			4,901,000
Balance, March 31, 2010	15,403,941	$16,100	$29,352,000	$29,165,000	$90,000	$(3,320,000)	$55,303,100

See notes to condensed consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$4,901,000	$2,485,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	$1,398,000	$1,229,000
Realized loss (gain) on investment securities	14,000	(21,000)
Common stock issued for services	-	52,000
Vesting of share-based compensation	610,000	429,000
Deferred income taxes	105,000	(110,000)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(425,000)	(126,000)
Inventory	(2,354,000)	1,493,000
Prepaid expenses & other current assets	632,000	110,000
Deferred compensation	509,000	80,000
Other assets	136,000	(2,000)
Income taxes	2,947,000	40,000
Accounts payable and accrued expenses	5,656,000	(297,000)
Net cash provided by operating activities	14,129,000	5,362,000
Cash Flow from Investing Activities:
Purchase Sale of investment securities, net	(1,417,000)	(51,000)
Purchase of property and equipment	(2,589,000)	(722,000)
Net cash (used in) investing activities	(4,006,000)	(773,000)
Cash Flow from Financing Activities:
Repayment of long-term debt, net	(199,000)	(64,000)
Increase in line of credit	-	15,000
Decrease in note receivable	-	34,000
Excess tax benefits from share-based payment arrangements	286,000	-
Purchase of treasury stock	-	(102,000)
Net cash provided by (used in) financing activities	87,000	(117,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,210,000	4,472,000

Cash and cash equivalents - beginning of the period	10,604,000	973,000
Cash and cash equivalents - end of period	$20,814,000	$5,445,000
Supplemental disclosure of cash flow information:
Interest paid	$27,000	$37,000
Income taxes	$-	$985,000

See notes to condensed consolidated financial statements

Medifast, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Month Period Ended March 31, 2010 and 2009

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

The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any other portions thereof.  Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

These financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included.

The consolidated balance sheet as of December 31, 2009 is derived from the audited financial statements included in the Company’s Annual Report in Form 10-K filed with the SEC for the year ended December 31, 2009 (the “2009 form 10-K), which should be read in conjunction with these consolidated financial statements.

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

In January 2010, the FASB issued new guidance that expands and clarifies existing disclosures about fair value measurements. The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values. These standards were adopted in the first quarter of 2010. The adoption had no impact on the Company’s consolidated financial position or results

4.           Revenue Recognition

Revenue from product sales is recognized net of discounts, rebates, promotional adjustments, price adjustments, returns and other potential adjustments upon shipment and passing of risk to the customer and when estimates of are reasonably determinable, collection is reasonably assured and the Company has no further performance obligations.

Revenue from product sales includes amounts billed for shipping and handling. Revenue from shipping and handling charges was $2.1 million and $925,000 for the three months ended March 31, 2010 and 2009, respectively. Shipping-related costs are included in cost of goods sold in the accompanying consolidated statements of operations.

5.           Inventories

Inventories consist principally of finished packaged foods, packaging and raw materials held in either the Company’s manufacturing facility or distribution warehouse.  Inventories are valued at cost determined using the first-in, first-out (FIFO) method.

Inventory consist of the following at March 31, 2010 an d December 31, 200 9

	2010	2009
Raw Materials	$3,467,000	$3,900,000
Packaging	2,816,000	2,628,000
Finish ed Goods	7,303,000	4,704,000

	$13,586,000	$11,232,000

6.           Intangible Assets

The Company has acquired other intangible assets, which include: customer lists, trademarks, patents, and copyrights.  The customer lists are being amortized over a period ranging between 5 and 7 years based on management’s best estimate of the expected benefits to be consumed or otherwise used up.  The costs of patents and copyrights with finite lives are amortized over 5 and 7 years based on their estimated useful life, while trademarks representing brands with an infinite life, and are carried at cost and tested annually for impairment as outlined below.  Infinite life intangible assets are tested annually for impairment in the fourth quarter, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  The Company assesses the recoverability of its intangible assets by comparing the projected undiscounted net cash flows associated with the related asset, over their remaining lives, in comparison to their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

	As of March 31, 2010		As of December 31, 2009

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$8,567,000	$6,315,000	$8,567,000	$6,086,000
Non-compete agreements	$840,000	$840,000	$840,000	$840,000
Trademarks, patents, and copyrights
finite life	1,622,000	986,000	1,622,000	926,000
infinite life	927,000	-	927,000	-
Total	$11,956,000	$8,141,000	$11,956,000	$7,852,000

Amortization expense for the three months ended March 31, 2010 and 2009 was as follows:

	2010	2009
Customer lists	$229,000	$365,000
Trademarks and patents	60,000	60,000

Total Trademarks and Intangibles	$289,000	$425,000

Amortization expense is included in selling, general and administrative expenses.

7.                        Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31:

	2010	2009
Numerator:
Net income	$4,901,000	$2,485,000

Denominator:
Weighted average shares of common stock outstanding	13,908,144	13,284,431
Effect of dilutive common stock equivalents	763,043	1,210,467

Weighted average diluted common shares outstanding	14,671,187	14,494,898

EPS
Basic	$0.35	$0.19
Diluted	$0.33	$0.17

8.	Estimates

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

9.	Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan for Senior Executive management.  Currently, Bradley MacDonald is the only participant in the plan.  Under the deferred compensation plan that became effective in 2003, executive officers of the Company may defer a portion of their salary and bonus (performance-based compensation) annually. A participant may elect to receive distributions of the accrued deferred compensation in a lump sum or in installments upon retirement.

The participating executive officer may request that the deferred amounts be allocated among several available investment options established and offered by the Company. These investment options provide market rates of return and are not subsidized by the Company. The benefit payable under the plan at any time to a participant following termination of employment is equal to the applicable deferred amounts, plus or minus any earnings or losses attributable to the investment of such deferred amounts. The Company has established a trust for the benefit of participants in the deferred compensation plan. Pursuant to the terms of the trust, as soon as possible after any deferred amounts have been withheld from a plan participant, the Company will contribute such deferred amounts to the trust to be held for the benefit of the participant in accordance with the terms of the plan and the trust.

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

Level 3
Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The Company’s financial instruments include cash and cash equivalents, trade receivables, available-for-sale securities and debt.  The carrying amounts of cash and cash equivalents and trade receivables approximate fair value due to their short maturities.  The fair value of available for-sale securities are based on quoted market rates.  The carrying amount of debt approximates fair value due to the variable rate associated with the debt.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Level I	Level II	Level III	Total

Investment securities	$7,181,000	-	-	$7,181,000
Cash equivalents	20,814,000	-	-	20,814,000
Total Assets	$27,995,000	$-	$-	$27,995,000
Liabilities		6,041,000	-	6,041,000
Total Liabilities	$-	6,041,000	$-	$6,041,000

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

Cash equivalents consists of demand deposits in the amount of $20,814,000.

11.	Share Based Compensation

The Company adopted a stock option plan ("Plan"), which as amended, authorizing the grant of incentive and non-incentive options for an aggregate of 1,250,000 shares of the Company's common stock to officers, employees, directors and consultants.  Incentive options are to be granted at fair market value.  Options are to be exercisable as determined by the compensation committee.

Stock Options

The following summarizes the stock option activity for the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	10,000	$3.83
Options exercised	-	-
Options forfeited or expired	-	-

Outstanding at March 31, 2010	10,000	$3.83
Options exercisable atMarch 31, 2010	10,000	$3.83

Restricted Stock

The Company has issued restricted stock to employees and directors generally with terms ranging from three to six years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighed-Average Grant Date Fair Value
Unvested at January 1, 2010	1,204,378	$5.57
Granted	5,000	21.14
Vested	(107,770)	5.66
Forfeited	-	-
Unvested at March 31, 2010	1,101,608	5.64

The Company recorded stock compensation expense of $610,000 and $429,000 for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010 there was $6.2 million of total unrecognized compensation expense related to unvested share-base compensation arrangements.

13.                      Income Taxes

The Company is subject to U.S. Federal income taxes as well as income taxes of multiple state jurisdictions.  For Federal and state tax purposes, tax years 2006 – 2009 remain open to examination.

The actual combined effective tax rate for the three months ended March 31, 2010 was 40.3%.  The Company anticipates a tax rate of approximately 39-40% in 2010.

14.                      Reclassifications

Certain amounts for the three months ended March 31, 2009 have been reclassified to conform to the presentation of the March 31, 2010 amounts.  The reclassifications have no effect on net income for the three months ended March 31, 2010 and 2009.

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

The accounting policies of the segments are the same as those of the Company.  The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted..

The following tables present segment information for the three months March 31, 2010 and 2009:

	Three Months Ended March 31, 2010
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$54,729,000	$5,856,000		$60,585,000
Cost of Sales	13,630,000	1,187,000		14,817,000
Selling, General and Administrative Expenses	31,749,000	4,420,000		36,169,000
Depreciation and Amortization	1,139,000	259,000		1,398,000
Interest (net) and Other	10,000	(23,000)		(13,000)
Provision for income taxes	3,313,000	-		3,313,000
Net income	$4,888,000	$13,000		$4,901,000

Segment Assets	$52,627,000	$21,564,000		$74,191,000

	Three Months Ended March 31, 2009
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$31,659,000	$2,946,000		$34,605,000
Cost of Sales	8,294,000	685,000		8,979,000
Selling, General and Administrative Expenses	17,745,000	2,637,000		20,382,000
Depreciation and Amortization	990,000	238,000		1,228,000
Interest (net) and Other	0	40,000		40,000
Provision for income taxes	1,491,000	-		1,491,000
Net income (loss)	$3,139,000	$(654,000)		$2,485,000

Segment Assets	$35,575,000	$17,922,000		$53,497,000

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein

Overview of the Company

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

In 2008, the Company began offering the clinic model as a franchise opportunity.  The Company currently has franchisee centers located in Alabama, Arizona, California and Minnesota. At March 31, 2010, eighteen franchise locations were in operation.

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

Overview of the three Months Ended March 31, 2010 Compared to Three Month Ended March 31, 2009

	Three Months Ended March 31,
	2010	2009	$ Change	% Change

Revenue	$60,585,000	$34,605,000	$25,980,000	75%
Cost of sales	14,817,000	8,979,000	5,838,000	65%
Gross Profit	45,768,000	25,626,000	$20,142,000	79%

Selling, general, and administration	37,567,000	21,610,000	$15,957,000	74%

Income from operations	8,201,000	4,016,000	4,185,000	104%

Other income/(expense)
Interest income (expense), net	28,000	(5,000)	$33,000	660%
Other income/(expense)	(15,000)	(35,000)	$20,000	57%
	13,000	(40,000)	53,000	133%

Income before provision for income taxes	8,214,000	3,976,000	$4,238,000	107%
Provision for income tax (expense)	(3,313,000)	(1,491,000)	(1,822,000)	122%

Net income	$4,901,000	$2,485,000	$2,416,000	97%

% of revenue

Gross Profit	75.5%	74.1%
Selling, general, and administration	62.0%	62.4%
Income from Operations	13.5%	11.6%

Revenue.
Revenue increased to $60.6 million for the first three months of 2010 compared to $34.6 million for the first three months of 2009, an increase of $25.9 million or 75%.  The Take Shape for Life sales channel accounted for 62% of total revenue; direct marketing channel accounted for 27%, and the Medifast Weight Control Centers and physician clinics 11%.  Take Shape for Life sales, which are fueled by person-to-person direct selling and successful health coaches building their independent businesses and supporting clients increased sales to $37.6 million or 94% compared to the first quarter of 2010.   The Company’s Medifast Weight Control Center clinic division, increased sales to $6.6 million or 75% compared to the first quarter of 2009.  Same store sales increased by 30% for corporate Centers open greater than one year.   The Company now has twenty seven corporately owned clinics, compared to twenty one clinics in operation at the end of the first quarter of 2009.  The Company’s Medifast Weight Control Center Franchise model has been expanding as well and now has 18 franchisee centers in operations as compared to 10 in the first quarter of 2009.  The direct marketing sales channel, which is fueled primarily by consumer advertising, increased revenues to $16.4 million or 43% year-over year on a 34% increase in advertising spend.    Due to the growth of the business, shipping revenue has increased and is now recognized in the revenue line item on the consolidated statement of operations in accordance with generally accepted accounting principles.  Previously, shipping revenue was netted against shipping expense in the cost of sales line item on the consolidated statement of operations.  In the first quarter of 2010, the Company collected $2.1 million in shipping revenue from customers as compared to $925,000 in the first quarter of 2009.

Take Shape for Life revenue increased 94% to $37.6 million compared with $19.4 million in 2009.   Growth in revenues for the distribution channel was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during the first quarter of 2010 increased to approximately 7,100 compared with 4,000 during the period a year ago, an increase of 78%. We continue to see the benefits of a physician-lead network of coaches that are able to support their clients in their weight-loss efforts.   In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of health coaches helping others to lose weight as a result of one-on-one communication and support continues its rapid growth. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active health coaches.   Becoming a health coach is a business opportunity that has a low start up cost, and does not require the holding of inventory as all orders are shipped from the company to the end consumer.   In the current economic environment, many people are looking for supplemental income to assist in paying the car payment or mortgage, and becoming a health coach allows for supplemental income in the form of commission compensation on product sales. In addition, the health coach supports customer needs by providing education on the program and assisting customers in selecting the right choices of the clinically proven Medifast products and protocols. Take Shape for Life has assisted thousands of overweight and obese customers regain their health and wellbeing while creating a national bionetwork of active health coaches who are combating the epidemic of Obesity in America.

The Medifast Weight Control Centers and physician clinics, which represent approximately 11% of the Company’s overall revenues, are currently operating in twenty seven corporate locations in Florida, Maryland, and Texas, and eighteen franchise locations.  In the first quarter of 2009, the Company was operating twenty one corporate locations and supporting ten franchise locations.  In the first quarter of 2010, the Company experienced revenue growth of 75% versus the same time period last year.  Throughout 2010, the Company anticipates opening an additional 13-15 corporately owned Medifast Weight Control Centers.

The Direct Marketing Sales division sales increased 43% to 16.4 million as compared with $11.4 million in the first quarter of 2009, an increase of $5.0 million.  Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates the company experienced a 2.8 to 1 return on advertising spend during the first quarter of 2010 as compared to  a 2.6 to 1  return in the first quarter of 2009.  The Company spent approximately $5.75 million on direct response advertising in the first quarter of 2010.

Cost of Goods Sold
Cost of revenue increased $5.8 million to $14.8 million in the first quarter of 2010 from $9 million in the first quarter of 2009.  As a percentage of sales, gross margin improved by 140 basis points to 75.5% from 74.1% in the first quarter of 2009.  The improvement in gross margin is due to improved pricing on raw materials and packaging, manufacturing efficiencies realized from machinery in terms of labor and scrap reduction, and decreased manufacturing overhead as a result of the increased number of units produced to support the sales growth.

Previously, shipping revenue was netted against shipping expense in the cost of sales line item on the consolidated statement of operations.  However, due to the growth of the business, shipping revenue has increased and is now recognized in the revenue line item on the consolidated statement of operations  in accordance with generally accepted accounting principles.

Operating Expenses
Selling, general and administrative expenses increased by $15.9 million to $37.6 million in the first quarter of 2010 as compared to $21.6 million in the first quarter of 2009.  As a percentage of sales, selling, general and administrative expense decreased to 62% in 2010 from 62.4% in the first quarter of 2009, an improvement of 40 basis points.   Take Shape for Life commission expense, which is completely variable based upon revenue, increased by $8.4 million as the Company showed sales growth of 94% as compared to 2009. Salaries and benefits increased by approximately $3.3 million in the first quarter of 2010. The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life, Medifast Weight Control Centers, and IT to support the strong growth in 2010 and beyond.    Areas that also experienced additional staffing due to the 75% sales growth in the first quarter of 2010 include manufacturing, distribution, call center, human resources, accounting, and marketing. Personnel expense also increased due to accrued 2010 bonuses for the corporate bonus pool based on strong first quarter 2010 results.  In addition, personnel expense included vesting of an executive deferred compensation plan to meet the payout obligation of the plan. Sales and marketing expense in the first quarter of 2010 increased by $2.2 million as compared to the first quarter of 2009.  This was as a result of a 34% increase in direct response advertising spend, increased advertising spend for corporately owned Medifast Weight Control Centers, and accrued Take Shape for Life annual convention expense to be held in July 2010. Communication expense increased by $100,000.  Office expenses increased by $650,000 and stock compensation expense increased by $181,000.  Operating expenses increased by $400,000 which primarily resulted from additional printing expense for our direct to consumer postcard mailings, printed materials included in each product shipment, as well as maintenance, repairs, and supplies for our manufacturing and distribution facilities.  Other operating expenses increased by $600,000 which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes.

Other Income/Expense
Other income/expense improved from a $40,000 expense in the first quarter of 2009 to $13,000 in other income in the first quarter of 2010. The main driver was a reduction in interest expense of $33,000 as a result of lower interest rates.

Income taxes
In the first quarter of 2010, the Company recorded $3.3 million in income tax expense, which represents an annual effective rate of 40.3%.   For the first three months of 2009, we recorded income tax expense of $1.5 million which reflected an estimated annual effective tax rate of 37.5%.  The Company anticipates a tax rate of approximately 39-40% in 2010.

Net income:

Net income was approximately $4.9 million in the first quarter of 2010 as compared to approximately $2.5 million in the first quarter of 2009, an increase of 97%.  Income from operations as a percent of sales increased to 13.5% in the first quarter of 2010 as compared to 11.6% in the first quarter of 2009. The improved profitability in the first quarter of 2010 is due to sales growth in Take Shape for Life, Medifast Weight Control Centers, and Medifast Direct Marketing, as well as improved advertising effectiveness in the Medifast Direct Marketing sales channel, gross margin improvement as well as leveraging the fixed costs associated with our vertically-integrated support structure.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment for the Three Months Ended March 31,

	2010		2009
Segments	Sales	% of Total	Sales	% of Total

Medifast	$54,729,000	90%	$31,659,000	91%
All Other	5,856,000	10%	2,946,000	9%
Total Sales	$60,585,000	100%	$34,605,000	100%

Medifast Segment:  The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the three months ended March 31, 2010 and 2009 above.

All Other Segment:  The All Other reporting segment consists of the sales of Medifast Weight Control Centers and Medifast Weight Control Franchise Centers.  Sales increased by $2,910,000 year-over year for the three month period ended March 31, 2010. Sales increased in the Medifast Weight Control Centers and Franchise Centers due to the opening of six new corporate centers in 2009 and 8 new franchise centers in 2009,  The Company is continuing to focus on improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics, and improved efficiencies in operation of the clinics. The Company now has twenty seven corporately owned clinics, compared to twenty one clinics in operation at the end of the first quarter of 2009.  The Company also has eighteen franchisee centers in operation.

	Net Profit by Segment for the Three Months Ended March 31,

	2010		2009
Segments	Profit	% of Total	Profit	% of Total

Medifast	$4,888,000	100%	$3,139,000	126%
All Other	13,000	0%	(654,000)	-26%
Total Net Profit	$4,901,000	100%	$2,485,000	100%

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Condensed Consolidated Results of Operations” management discussion for the three months ended March 31, 2010 and 2009 above.  See footnote 15, “Business Segments” for a detailed breakout of expenses.

All Other Segment:  The All Other reporting segment consists of the profit or loss of Medifast Weight Control Centers, Medifast Weight Control Franchise Centers, and corporate expenses related to the parent company operations.  Year-over-year, profit in the All Other segment increased to $13,000, from a loss of $654,000.  The Medifast Weight Control Centers and Franchise Centers showed an increase in net profitability year-over-year of $1,032,000.   The increase in profitability was due to opening of six new corporately owned centers in 2009, and opening eight new franchise centers in 2009. The increase in the total number of corporate clinics to twenty seven, eighteen operating franchise centers, and improvements in same store sales year-over-year led to additional sales and profitability.  Medifast Corporate expenses increased by $365,000 year-over-year.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.  See footnote 14, “Business Segments” for a detailed breakout of expenses.

Seasonality
The Company's weight management products and programs have historically been subject to seasonality.  Traditionally the holiday season in November/December of each year is considered poor for diet control products and services.  January and February generally show increases in sales, as these months are considered the commencement of the “diet season.”  In 2010, seasonality has not been a significant factor.  This is largely due to the increase in the consumer’s awareness of the overall health and nutritional benefits accompanied with the use of the Company’s product line.  As consumers continue to increase their association of nutritional weight loss programs with overall health, seasonality will continue to decrease

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt.  Since nearly all of our debt is variable rate based, any changes in market interest rates will cause an equal change in our net interest expense.  At March 31, 2010, there was $6.0 million of variable interest loans outstanding which is subject to interest rate risk.  Interest rates on our variable rate loans ranged from 1.54% to 2.74% for the period ended March 31, 2010.  Each 100 basis point increase in the bank’s LIBOR rates relative to these borrowings would impact interest expense by $60,000 over a 12-month period.

We are exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at March 31, 2010, we estimate that the fair value of our investment portfolio would decline by an immaterial amount and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures:
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, because of the material weaknesses in internal control over financial reporting discussed in the fiscal 2009 Form 10-K.  The material weakness related to the preparation and review process for the calculation of the tax provision, which led to errors in the computation of deferred tax assets, deferred tax liabilities, and related income tax provision.

As a consequence of that determination, we have implemented a procedure designed to detect or prevent this error from occurring in the future. In February 2010, the Company hired a CPA in-house with extensive experience in financial reporting and ASC 740, “Accounting for Income Taxes.”  In addition, on a quarterly basis the company will have an outside tax advisor review management’s tax provision calculations. Management believes that such enhanced procedure will prospectively mitigate this material weakness.

Because of the material weaknesses in internal control over financial reporting described in the fiscal 2009 Form 10-K, we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the changes in our internal controls discussed above in order to remediate tax material weakness.

Part II  Other Information

Item 1.  Legal Proceedings

As previously reported, Medifast, Inc.filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow, his Fraud Discovery Institute, Inc., its subsidiary iBusiness Reporting, its editor William Lobdell, Tracy Coenen, her Sequence, Inc., “Zee Yourself”, and Robert L. Fitzpatrick for defamation, violations of California Corporation Code Sections 25400 et seq, and 17200 et seq alleging a scheme of market manipulation of Medifast, Inc. stock by damaging the business reputation of Medifast, Inc. (MED-NYSE) and its meal replacement weight loss products and organization for Defendants monetary gain. Bradley T. MacDonald, Executive Chairman, Medifast, Inc. who is also a large shareholder joined the lawsuit individually. Medifast, Inc. filed on April 12, 2010  a First Amended Complaint in this case  to reflect  occurrences since the initial filing including but not limited to Minkow/FDI restarting their website attack on the Company which had been voluntarily shut down by them February 15, 2010 prior to their Press Release posted February 16, 2010  which belatedly announced the voluntary  termination of their investigation of the Company with no disclosed findings or conclusions. The suit seeks at least $270 Million in compensatory damages, punitive damages, and ancillary relief. Medifast, Inc. also continues to pursue its pending complaints filed in March, 2009 with the SEC, Maryland Securities Commissioner, and the U.S. Attorney against most of these same named Defendants.

Item 1A. Risk Factors

Information about risk factors for the three months ended March 31, 2010, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 5. Other Information

On June 3, 2004, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.

We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.   As of March 31, 2010, we had purchased 135,000 shares as treasury stock through the repurchase program noted above.

The following is a summary of our common stock purchases during the quarter ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2010	-	-	-	365,000
February 1 - February 28, 2010	-	-	-	365,000
March 1 - March 31, 2010	-	-	-	365,000

Planned Executive Stock Sales - The Compensation Committee of Medifast, Inc. has utilized vested stock grants as a major source of compensation for its senior executive team so that their interests are aligned with Shareholders by building value in the Medifast Brand and increasing shareholder value. The Senior Executive Team continues to earn stock grants over the next five years and must pay an increasingly higher tax rate on their illiquid restricted stock grants.  Therefore, in 2010, the CEO, President and the VP of Finance plan on selling shares of Medifast Common Stock up to approximately 200,000 shares for tax and estate purposes in accordance with the Medifast, Inc. Insider Trading Policy as outlined below in “Item 5 – Other Information.”  In addition, in 2010 Shirley Mac Donald, the wife of the Chairman of the Board, may sell up to approximately 133,000 shares of Medifast, Inc. common stock for estate planning and retirement purposes.  The Chairman of the Board, Bradley T. Mac Donald will be donating 30,000 shares of Medifast stock to a major University as part of his estate planning.  After the sale and donation of Medifast common stock, the MacDonald Family will still hold approximately 850,000 shares of Medifast common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL S. MCDEVITT	May 10, 2010
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