Form 10-Q
period 2010-06-30
MEDIFAST INC
filed 2010-08-09
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2010
Common stock, $.001 par value per share	15,419,601 shares

Medifast, Inc.
Index

Part I.  Financial Information

Item 1. Financial Statements

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2010	December 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$24,243,000	$10,604,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $230,000 and $100,000 respectively	1,004,000	676,000
Inventory	15,122,000	11,232,000
Investment securities	6,908,000	5,699,000
Deferred compensation	-	641,000
Income taxes - prepaid	2,315,000	2,211,000
Prepaid expenses and other current assets	1,924,000	3,123,000
Note receivable - current	46,000	46,000
Deferred tax asset	133,000	100,000
Total current assets	51,695,000	34,332,000

Property, plant and equipment - net	26,138,000	23,237,000
Trademarks and intangibles - net	3,526,000	4,104,000
Note receivable, net of current assets	110,000	112,000
Other assets	245,000	379,000

TOTAL ASSETS	$81,714,000	$62,164,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	12,656,000	4,967,000
Income taxes payable	-	22,000
Current maturities of long-term debt	796,000	796,000
Total current liabilities	13,452,000	5,785,000

Other liabilities
Long-term debt, net of current portion	5,046,000	5,444,000
Deferred tax liability	1,366,000	1,360,000
Total liabilities	19,864,000	12,589,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized;
15,419,601 issued and 15,050,693 outstanding at 6/30/10 and 15,398,941 issued and 15,031,103 shares outstanding at 12/31/09	16,000	16,000
Additional paid-in capital	30,523,000	28,456,000
Accumulated other comprehensive income (loss)	(36,000)	159,000
Retained earnings	34,702,000	24,264,000
Less: cost of 368,908 and 367,838 shares of common stock in treasury	(3,355,000)	(3,320,000)
Total stockholders' equity	61,850,000	49,575,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,714,000	$62,164,000

See notes to condensed consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$66,660,000	$41,721,000	$127,245,000	$76,326,000
Cost of sales	17,194,000	10,908,000	32,011,000	19,888,000
Gross Profit	49,466,000	30,813,000	95,234,000	56,438,000

Selling, general, and administration	40,210,000	26,025,000	77,777,000	47,635,000

Income from operations	9,256,000	4,788,000	17,457,000	8,803,000

Other income/(expense)
Interest income/ (expense), net	44,000	3,000	71,000	(1,000)
Other expense	(96,000)	(32,000)	(110,000)	(67,000)
	(52,000)	(29,000)	(39,000)	(68,000)

Income before provision for income taxes	9,204,000	4,759,000	17,418,000	8,735,000
Provision for income taxes	(3,666,000)	(1,760,000)	(6,979,000)	(3,251,000)

Net income	$5,538,000	$2,999,000	$10,439,000	$5,484,000

Basic earnings per share	$0.40	$0.22	$0.75	$0.41
Diluted earnings per share	$0.38	$0.20	$0.71	$0.37

Weighted average shares outstanding -
Basic	14,014,744	13,417,667	13,970,333	13,277,293
Diluted	14,742,033	15,039,547	14,666,398	14,899,173

See notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT  OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
(Unaudited)

		Par Value	Additional		Accumulated
	Number	$0.001	Paid-In	Retained	other comp	Treasury
	of Shares	Amount	Capital	Earnings	income/(loss)	Stock	Total
Balance, December 31, 2009	15,398,941	$16,000	$28,456,000	$24,263,000	$159,000	$(3,320,000)	$49,574,000

Share-based compensation to executives and directors			1,219,000				1,219,000
Shares issued	10,660	200	50,000				50,200
Exercise of stock options	10,000	100	34,000				34,100
Purchase of treasury stock						(35,000)	(35,000)
Adjustment for stock compensation tax benefit			764,000				764,000
Net change in unrealized gain on investments, net of taxes					(195,000)		(195,000)
Net income				10,439,000			10,439,000
Balance, June 30, 2010	15,419,601	$16,300	$30,523,000	$34,702,000	$(36,000)	$(3,355,000)	$61,850,300

See notes to condensed consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$10,439,000	$5,484,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	$2,817,000	$2,536,000
Realized loss (gain) on investment securities	15,000	67,000
Common stock issued for services	50,000	122,000
Vesting of share-based compensation	1,219,000	1,119,000
Deferred income taxes	(5,000)	(220,000)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(328,000)	(134,000)
Inventory	(3,890,000)	2,668,000
Prepaid expenses & other current assets	1,200,000	312,000
Deferred compensation	577,000	(4,000)
Other assets	134,000	(2,000)
Income taxes	(127,000)	(646,000)
Accounts payable and accrued expenses	7,688,000	582,000
Net cash provided by operating activities	19,789,000	11,884,000
Cash Flow from Investing Activities:
Purchase of investment securities	(1,378,000)	(127,000)
Purchase of property and equipment	(5,139,000)	(1,857,000)
Net cash (used in) investing activities	(6,517,000)	(1,984,000)
Cash Flow from Financing Activities:
Repayment of long-term debt, net	(398,000)	(128,000)
Increase in line of credit	-	(471,000)
Decrease in note receivable	2,000	68,000
Excess tax benefits from share-based payment arrangements	764,000	-
Proceeds from issuance of common stock	34,000	-
Purchase of treasury stock	(35,000)	(102,000)
Net cash provided by (used in) financing activities	367,000	(633,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,639,000	9,267,000

Cash and cash equivalents - beginning of the period	10,604,000	973,000
Cash and cash equivalents - end of period	$24,243,000	$10,240,000
Supplemental disclosure of cash flow information:
Interest paid	$55,000	$37,000
Income taxes	$5,304,000	$4,132,000

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

The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any other portions thereof.  Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

These financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included.

The consolidated balance sheet as of December 31, 2009 is derived from the audited financial statements included in the Company’s Annual Report in Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009 (the “2009 form 10-K), which should be read in conjunction with these consolidated financial statements.

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

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms).Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.

Revenue from product sales includes amounts billed for shipping and handling. Revenue from shipping and handling charges was $3.5 million and $1.0 million for the three months ended June 30, 2010 and 2009 respectively.  Revenue from shipping and handling charges was $5.7 million and $1.9 million for the six months ended June 30, 2010 and 2009 respectively. Shipping-related costs are included in cost of goods sold in the accompanying consolidated statements of operations.

5.	Inventories

Inventories consist principally of finished packaged foods, packaging and raw materials held in either the Company’s manufacturing facility or distribution warehouse.  Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method.

Inventory consist of the following at June 30, 2010 and December 31, 2009

	2010	2009
Raw Materials	$5,775,000	$3,900,000
Packaging	3,243,000	2,628,000
Finished Goods	6,104,000	4,704,000

	$15,122,000	$11,232,000

6.	Intangible Assets

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

	As of June 30, 2010		As of December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$8,567,000	$6,544,000	$8,567,000	$6,086,000
Non-compete agreements	$840,000	$840,000	$840,000	$840,000
Trademarks, patents, and copyrights finite life	1,622,000	1,046,000	1,622,000	926,000
infinite life	927,000	-	927,000	-
Total	$11,956,000	$8,430,000	$11,956,000	$7,852,000

Amortization expense for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Customer lists	$229,000	$365,000	$458,000	$730,000
Trademarks and patents	60,000	60,000	120,000	120,000

Total Trademarks and Intangibles	$289,000	$425,000	$578,000	$850,000

Amortization expense is included in selling, general and administrative expenses.

7.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income	$5,538,000	$2,999,000	$10,439,000	$5,484,000

Denominator:
Weighted average shares of common stock outstanding	14,014,744	13,417,667	13,970,333	13,277,293
Effect of dilutive common stock equivalents	727,289	1,621,880	696,065	1,621,880

Weighted average diluted common shares outstanding	14,742,033	15,039,547	14,666,398	14,899,173

EPS
Basic	$0.40	$0.22	$0.75	$0.41
Diluted	$0.38	$0.20	$0.71	$0.37

8.	Estimates

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Level I	Level II	Level III	Total
Investment securities	$6,908,000	-	-	$6,908,000
Cash equivalents	24,243,000	-	-	24,243,000
Total Assets	$31,151,000	$-	$-	$31,151,000
Liabilities		5,842,000	-	5,842,000
Total Liabilities	$-	5,842,000	$-	$5,842,000

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

Stock Options

The following summarizes the stock option activity for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	10,000	$3.83
Options exercised	(10,000)	3.83
Options forfeited or expired	-	-

Outstanding at June 30, 2010	-	$-
Options exercisable at June 30, 2010	-	$-

Restricted Stock

The Company has issued restricted stock to employees and directors generally with terms ranging from three to six years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighed-Average Grant Date Fair Value
Unvested at January 1, 2010	1,204,378	$5.57
Granted	5,000	21.14
Vested	(215,541)	5.66
Forfeited	-	-
Unvested at June 30, 2010	993,837	5.63

The Company recorded stock compensation expense of $659,000 and $638,000 for the three months ended June 30, 2010 and 2009, respectively.

The Company recorded stock compensation expense of $1.3 million and $1.1 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 there was $5.6 million of total unrecognized compensation expense related to unvested share-base compensation arrangements.

12.	Reclassifications

Certain amounts for the three and six months ended June 30, 2009 have been reclassified to conform to the presentation of the June 30, 2010 amounts.  The reclassifications have no effect on net income for the three and six months ended June 30, 2010 and 2009.

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

The following tables present segment information for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$60,559,000	$6,101,000		$66,660,000
Cost of Sales	15,839,000	1,355,000		17,194,000
Selling, General and Adminstrative Expenses	34,245,000	4,546,000		38,791,000
Depreciation and Amortization	1,148,000	271,000		1,419,000
Interest (net) and Other	87,000	(35,000)		52,000
Provision for income taxes	3,666,000	-		3,666,000
Net income (loss)	$5,574,000	$(36,000)		$5,538,000

Segment Assets	$58,602,000	$23,112,000		$81,714,000

	Three Months Ended June 30, 2009
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$37,763,000	$3,958,000		$41,721,000
Cost of Sales	10,095,000	813,000		10,908,000
Selling, General and Adminstrative Expenses	21,569,000	3,148,000		24,717,000
Depreciation and Amortization	1,052,000	256,000		1,308,000
Interest (net) and Other	(4,000)	33,000		29,000
Provision for income taxes	1,760,000	-		1,760,000
Net income (loss)	$3,291,000	$(292,000)		$2,999,000

Segment Assets	$40,905,000	$14,126,000		$55,031,000

	Six Months Ended June 30, 2010
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$115,288,000	$11,957,000		$127,245,000
Cost of Sales	29,469,000	2,542,000		32,011,000
Selling, General and Adminstrative Expenses	66,039,000	8,921,000		74,960,000
Depreciation and Amortization	2,242,000	575,000		2,817,000
Interest (net) and Other	98,000	(59,000)		39,000
Provision for income taxes	6,979,000	-		6,979,000
Net income (loss)	$10,461,000	$(22,000)		$10,439,000

Segment Assets	$58,602,000	$23,112,000		$81,714,000

	Six Months Ended June 30, 2009
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$69,423,000	$6,903,000		$76,326,000
Cost of Sales	18,390,000	1,498,000		19,888,000
Selling, General and Adminstrative Expenses	39,313,000	5,786,000		45,099,000
Depreciation and Amortization	2,042,000	494,000		2,536,000
Interest (net) and Other	(4,000)	72,000		68,000
Provision for income taxes	3,251,000	-		3,251,000
Net income (loss)	$6,431,000	$(947,000)		$5,484,000

Segment Assets	$40,905,000	$14,126,000		$55,031,000

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein

Background:

The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products.  Medifast, Inc.’s product lines include meal replacements and vitamins.   Our products and services are sold to weight loss program participates primarily via the Internet, telephone, and brick and mortar clinics.  Our meal food items have accounted for 93% of our revenues for the six months ended June 30, 2010 and 95% of our revenues for the six months ended June 30, 2009.  Program sales in our Medifast Weight Control Center channel accounted for 2% of revenues for the first six months of 2010 and 3% for the first six months of 2009. Shipping revenue and other accounted for 4% for the first six months of 2010 and 2% for the first six months of 2009.  No other product or service has accounted for more than 1% of consolidated revenue in any of the last three years.

Revenue consists primarily of meal replacement food sales. For the first six months of 2010, revenue increased to $127.2 million as compared to $76.3 million for the first six months of 2009, an increase of $50.9 million or 67%. The Take Shape for Life sales channel accounted for 63% of total revenue, direct response marketing 26%, Medifast Weight Control Centers 10%, and Doctors 1%.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to spend in the Medifast Direct channel, number of active health coaches and average revenue per health coach per month in the Take Shape for Life channel, and average same store sales improvement  for the Medifast Weigh Control Center channel.

In the first six months of 2010 we continued to see very strong growth and improvement in: Take Shape for Life; Direct Marketing and Medifast Weight Control Centers.  Take Shape for Life revenue increased 81% to $79.6 million compared with $43.9 million in the first six months of 2009.   Growth in revenues for the segment was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during the first six months of 2010 increased to approximately 8,000 compared with 4,650 during the period a year ago, an increase of 72%. In addition, the average revenue per health coach per month increased from approximately $1,725 for the first six months of 2009 to $1,760 in the first six months of 2010. As the number of active health coaches’ increase, the Company receives additional sales proceeds from product referrals, approximately $1,760 in product referrals per month for the average coach in the first six months of 2010.

The Direct Marketing Sales division sales increased 43% to $33.7 million as compared with $23.5 million in the first six months of 2009, an increase of $10.2 million.  Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates, the company experienced a 2.8 to 1 return on advertising spend in the first six months of 2010 as compared to 2.7 to 1 in the first six months of 2009.

The Medifast Weight Control Centers experienced revenue growth of 67% versus the same time period last year.  Revenue increased due to the opening of seven new centers throughout 2009, a 28% increase in the same store sales for Centers open for greater than one year, and the launch of the franchise opportunity.  The Company is continuing to focus on improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic personnel

If all of our sales divisions continue to grow, there will be increasing demands on our infrastructure.  The increased demands could cause long hold times in the call center as well as delays on our website.  In addition, there could be delays in order processing, packaging and shipping.  We could run out of a majority of our inventory if product sales growth exceeded our production capacity.  In order to mitigate these risks, a key focus for the Company in 2010 and 2011 will be investing in infrastructure to ensure that the Company can support the revenue growth of each of our sales divisions. This initiative includes a new Distribution Center that opened in July 2010 to better service our Midwest to West Coast customers and increase the maximum number of orders the Company can ship daily, new machinery to increase our production capacity to support sales growth, an improved web platform for all our sales divisions, and expansion of an additional call center location to handle additional call volume. There is also risk that our Independent contractor field leaders and health coaches could leave the company for a better opportunity which could result in decreased revenue from Take Shape for Life channel.  This risk is offset by the increased revenue per month earned as these same leader health coaches build their organization of health coaches because they have proven to be passionate about helping others and combating the growing obesity epidemic in America at present.

Overview of the Company

Distribution Channels

Take Shape for Life™ - Take Shape for Life is the direct selling division of Medifast.   Take Shape for Life is lead by its co-founder, a physician with a background in critical care who has published a book on nutrition and support counseling as has its other co-founder.  The network consists of independent contractor health coaches, who are trained to provide coaching and support to clients on Medifast weight loss programs.  Health coaches are conduits to give clients the encouragement and mentoring to assist them to successfully reach a healthy weight.  Take Shape For Life programs provide a road map to empower the individual to take control of their health through better habits.  Take Shape for Life offers the exclusive proprietary BeSlim® philosophy, which encourages long-term weight maintenance for those who follow it.  Take Shape for Life also moves beyond the scope of weight loss to teach customers how to achieve optimal health through the balance of body, mind, and finances. Take Shape for Life uses the high quality, medically validated products of Medifast that have been proven safe and effective in clinical studies. The products are high quality because of the ingredients used which are specified to be a certain quality. Health coaches and their clients follow the Habits of Health book and companion workbook written by the Take Shape for Life co-founder as well as The Secret Is Out co-authored by the other Take Shape for Life co-founder, which presents the scientific basis for Medifast diet results as clinically validated, to create a lifelong health optimization program.  In addition to the encouragement and support of a health coach, clients of Take Shape for Life are offered a bio-network of support including website information, scheduled program support calls and access to registered dieticians via toll free telephone, email and web chats.

Program entrants are encouraged to consult with their primary care physician and a Take Shape for Life Health Coach to determine the Medifast program that is right for them.  Health Coaches are required to become qualified based upon testing of their knowledge on Medifast products and programs. Health Coaches may also become certified by The Health Institute, a proprietary training program developed by Medifast professionals.

Take Shape for Life health coaches earn compensation on product sales by referring clients to their replicated Take Shape for Life website or to the Company’s in-house call center to purchase product.  The client purchases all Medifast product directly from the Company which is shipped directly to the client.  Our health coaches do not handle payment and are not required to hold inventory for resale to clients.  In addition, our health coaches pay the same price for product as their clients.   Our health coaches provide coaching and support to their clients throughout the weight loss and weight maintenance process.  Most new health coaches are recruited by an existing health coach.  The vast majority of our new health coaches started as weight loss clients of a health coach, had success on the Medifast product and program, and become a health coach to help others through the weight loss process and receive a commission on any product sales they refer to the Company.   In addition, in the Take Shape for Life network approximately 20% of active health coaches are health care providers.

Take Shape for Life health coaches are independent contractors who are paid compensation on product sales referred to the Company.  Health coaches can earn compensation in two ways:

•
Commissions – The primary way a health coach is compensated is though earning commissions on product sold.  Health coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center.  The clients of health coaches are responsible to order and pay for product and their order is shipped directly from the Company to their home or designated address.  Health coaches are not required to purchase or store product in order to receive a commission.  In addition, health coaches do not receive a commission on their product orders for their personal use.  The Company pays retail commission on a weekly basis.

•
Bonuses – health coaches are offered several bonus opportunities, including growth bonus, generation bonus, elite leadership bonus, rolling consistency bonus, client acquisition bonus, and customer assist bonus.  The Company pays bonuses on a monthly basis.

It should be noted that our health coaches earn no commission when they recruit a new health coach into the Take Shape for Life network.  Fees paid by new health coaches for start-up materials to the Company are sold at cost and no commissions are paid on the start-up materials.

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

Medifast Direct – In the direct to consumer channel, customers order Medifast product directly through the Company’s website, www.choosemedifast.com, or our in-house call center.  The product is shipped directly to the customer’s home. This business is driven by an aggressive multi-media customer acquisition strategy that includes print, radio, web advertising, direct mail and television as well as public relations and social media initiatives.  The Medifast Direct division focuses on targeted marketing initiatives and provides customer support through its in-house call center and nutrition support team of registered dieticians to better serve its customers.  In addition, Medifast also continues to promote its use of leading web technology featuring customized meal planning and web community components. MyMedifast is a robust online community which provides a library of support articles, support forums, meal planning tools and social media functions,

Medifast Weight Control Centers – The Medifast Weight Control Center is the brick and mortar clinic channel of Medifast located in Texas, Florida and Maryland.   In 2009, the Company opened seven new Medifast Weight Control Centers and had a total of twenty – seven locations in operation at year-end.  At June 30, 2010 twenty nine corporately owned Centers were in operation. The centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized patient counseling, and Inbody TM composition analysis. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives.  The centers also benefit from the nationally advertised brand which encourages walk-ins and referrals from other Medifast business channels.

In 2008, the Company began offering the clinic model as a franchise opportunity.  The Company currently has franchisee centers located in Alabama, Arizona, California and Minnesota. At June 30, 2010, twenty franchise locations were in operation.

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

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 of the consolidated financial statements filed on Form 10-K.

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

Revenue Recognition.  . Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms).Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.

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

Income Taxes. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

We evaluated our material tax positions and determined that we did not have any uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the six months ended June 30, 2010 and 2009, no estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2007.

Overview of the Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

	Three Months Ended June 30,
	2010	2009	$ Change	% Change

Revenue	$66,660,000	$41,721,000	$24,939,000	60%
Cost of sales	17,194,000	10,908,000	6,286,000	58%
Gross Profit	49,466,000	30,813,000	$18,653,000	61%

Selling, general, and administration	40,210,000	26,025,000	$14,185,000	55%

Income from operations	9,256,000	4,788,000	4,468,000	93%

Other income/(expense)
Interest income (expense), net	44,000	3,000	$41,000	1367%
Other income/(expense)	(96,000)	(32,000)	$(64,000)	200%
	(52,000)	(29,000)	(23,000)	79%

Income before provision for income taxes	9,204,000	4,759,000	$4,445,000	93%
Provision for income tax (expense)	(3,666,000)	(1,760,000)	(1,906,000)	108%

Net income	$5,538,000	$2,999,000	$2,539,000	85%

% of revenue

Gross Profit	74.2%	73.9%
Selling, general, and administration	60.3%	62.4%
Income from Operations	13.9%	11.5%

Three Months Ended June 30, 2010 and June 30, 2009

Revenue:  Revenue increased to $66.7 million in the second quarter of 2010 compared to $41.7 million in the second quarter of 2009, an increase of $25.0 million or 60%. The Take Shape for Life sales channel accounted for 63% of total revenue; direct marketing channel accounted for 26%, brick and mortar clinics 10%, and doctors 1%.  Take Shape for Life sales, which are fueled by increased customer product sales as a result of an increase in active health coaches increased by 71% compared to the second quarter of 2009. As compared to the second quarter of 2009, the Medifast direct marketing sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 43% year-over year. The Medifast Weight Control Centers increased sales by 60% due to the opening of new corporate and franchise locations and improvement in same store sales.

Take Shape for Life revenue increased 71% to $42.0 million compared with $24.6 million in the comparable quarter of 2009.   Growth in revenues for the distribution channel was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during the second quarter increased to approximately 8,000 compared with 4,650 during the period a year ago, an increase of 72% and up from 7,100 at the close of the first quarter of 2010.  In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of one-on-one communication continues to excel. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active health coaches.   Becoming a health coach is a business opportunity that has a low cost of start-up and requires no holding of inventory as all orders are shipped to the end consumer.  In the current economic environment, many people are looking for supplemental income to assist in paying bills such as the car payment, rent, or mortgage, and becoming a health coach allows for supplemental income in the form of a commission compensation on product sales and supporting the customer needs by providing education on the program and support to customers ordering through Take Shape for Life and most importantly the ability to help others regain their health through the use of clinically proven Medifast products.

The Medifast Direct Response Sales division sales increased 43% to 17.3 million as compared with $12.1 million in the second quarter of 2009, an increase of $5.2 million.  Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates the company experienced a 2.8 to 1 return on advertising spend during the second quarter of 2010 as compared to  a 2.7 to 1  return in the second quarter of 2009.  The Company spent approximately $6.2 million on direct response advertising in the second quarter of 2010, an increase of 38% from the second quarter of 2009.

The Medifast Weight Control Centers, which represent approximately 10% of the Company’s overall revenues, are currently operating in twenty nine corporate locations in Austin, Dallas, Houston, Orlando and Baltimore, and twenty franchise centers. In the second quarter of 2010, the Company experienced revenue growth of 60% versus the same time period last year.   In the second quarter of 2010, same store sales increased by 25% for corporate Centers open greater than one year.  In the second quarter of 2010, the Company opened two additional corporately owned centers in the Baltimore, MD. market.  In the third and fourth quarter of 2010, the Company plans on opening eleven to thirteen additional corporately owned clinics in existing markets.

Overall, selling, general and administrative expenses increased by $14.2 million as compared to the second quarter of 2009.  As a percentage of sales, selling, general and administrative expenses decreased to 60.3% versus 62.4% in the second quarter of 2009, which lead to a 90% increase in diluted earnings per share in the second quarter of 2010 versus prior year.   Take Shape for Life commission expense, which is completely variable based upon product sales, increased by approximately $7.8 million as the Company showed sales growth of 71% as compared to the second quarter of 2009. Take Shape for Life health coaches are independent contractors that are paid commissions on product sales referred to the Company.    Health coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center.  The clients of health coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address.  Health coaches are not required to purchase product in order to receive a commission.  In addition, health coaches do not receive a commission on their personal product orders Salaries and benefits increased by approximately $3.0 million in the second quarter of 2010 as compared to last year.  The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers in the second half of 2009 which have greatly impacted revenue growth in 2010.   Areas that also experienced additional staffing due to the 60% sales growth in the second quarter of 2010 include manufacturing, distribution, call center, and IT.  Sales and marketing expense increased by $1.5 million in the second quarter of 2010 as compared to prior year.  Communication expense remained flat and other expenses increased by $500,000 which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes.  Operating expenses increased by $400,000 which primarily resulted from additional printing expense for our direct to consumer postcard mailings, printed materials included in each product shipment, as well as maintenance, repairs, and supplies for our manufacturing and distribution facilities.  Office expense increased by $900,000 and stock compensation expense increased by $20,000 as additional restricted shares were issued to key executives and Board members.

Income taxes:  In the second quarter of 2010, the Company recorded $3.7 million in income tax expense, which represents an annual effective rate of 40.0%.  For the second quarter of 2009, we recorded income tax expense of $1.8 million which reflected an estimated annual effective tax rate of 37.0%.

Net income: Net income was approximately $5.5 million for the second quarter of 2010 as compared to approximately $3.0 million for the second quarter of 2009, an increase of 83.3%.  Pre-tax profit as a percent of sales increased to 13.9% in the second quarter of 2010 as compared to 11.5% in 2009. The improved profitability in the second quarter of 2010 is due to sales growth in the Take Shape for Life division, Medifast Weight Control Centers, and Direct Response sales channels as well as improved advertising effectiveness in the Medifast Direct Marketing sales channel, gross margin improvement as well as leveraging the fixed costs associated with our vertically-integrated support structure.

Overview of the Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

	Six Months Ended June 30,
	2010	2009	$ Change	% Change

Revenue	$127,245,000	$76,326,000	$50,919,000	67%
Cost of sales	32,011,000	19,888,000	12,123,000	61%
Gross Profit	95,234,000	56,438,000	$38,796,000	69%

Selling, general, and administration	77,777,000	47,635,000	$30,142,000	63%

Income from operations	17,457,000	8,803,000	8,654,000	98%

Other income/(expense)
Interest income (expense), net	71,000	(1,000)	$72,000	-7200%
Other income/(expense)	(110,000)	(67,000)	$(43,000)	64%
	(39,000)	(68,000)	29,000	-43%

Income before provision for income taxes	17,418,000	8,735,000	$8,683,000	99%
Provision for income tax (expense)	(6,979,000)	(3,251,000)	(3,728,000)	115%

Net income	$10,439,000	$5,484,000	$4,955,000	90%

% of revenue

Gross Profit	74.8%	73.9%
Selling, general, and administration	61.1%	62.4%
Income from Operations	13.7%	11.5%

Revenue.
Revenue:  Revenue increased to $127.2 million for the first six months of 2010 compared to $76.3 million for the first six months of 2009, an increase of $50.9 million or 67%. The Take Shape for Life sales channel accounted for 63% of total revenue, direct marketing channel accounted for 26%, brick and mortar clinics 10%, and doctors 1%.  Take Shape for Life sales, which are fueled by increased customer product sales as a result of an increase in active health coaches increased by 81% compared to the first six months of 2009. As compared to the first six months of 2009, the Medifast direct marketing sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 43% year-over year.  The Medifast Weight Control Centers increased sales by 67% due to the opening of new corporate and franchise locations and improvement in same store sales.

Take Shape for Life revenue increased 81% to $79.6 million compared with $43.9 million in the first six months of 2009.   Growth in revenues for the distribution channel was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during the second quarter increased to approximately 8,000 compared with 4,650 during the period a year ago, an increase of 72% and up from 7,100 at the close of the first quarter of 2010.  In addition, the average revenue per health coach per month increased from approximately $1,725 for the first six months of 2009 to $1,760 in the first six months of 2010. As the number of active health coaches increase, the Company receives additional sales proceeds from product referrals, approximately $1,760 in product referrals per month for the average coach in the first six months of 2010.

The Medifast Direct Marketing Sales division sales increased 43% to $33.7 million as compared with $23.5 million in the first six months of 2009, an increase of $10.2 million.  Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates, the company experienced a 2.8 to 1 return on advertising spend in the first six months of 2010 as compared to 2.7 to 1 in the first six months of 2009.  The Company spent approximately $12 million on direct response advertising in the first six months of 2010, an increase of 36% from prior year.

The Medifast Weight Control Centers, which represent approximately 10% of the Company’s overall revenues, are currently operating in twenty nine corporate locations in Austin, Dallas, Houston, Orlando, and Baltimore, and twenty franchise locations.  In the first six months of 2010, the Company experienced revenue growth of 67% versus the same time period last year.  In the first six months of 2010, same store sales increased by 28% for corporate Centers open greater than one year.  The Company opened three additional corporately owned centers in the first six months of 2010.  Two additional corporately owned centers in the Baltimore, MD. market and one in the Texas market.  In the third and fourth quarter of 2010, the Company plans on opening eleven to thirteen additional corporately owned clinics in existing markets.

Overall, selling, general and administrative expenses increased by $30.1 million as compared to the first six months of 2009.  As a percentage of sales, selling, general and administrative expenses decreased to 61.1% versus 62.4% in the first six months of 2009, which lead to a 92% increase in diluted earnings per share in the first six months of 2010 versus prior year.   Take Shape for Life commission expense, which is completely variable based upon product revenue, increased by approximately $16.2 million as the Company showed sales growth of 72% as compared to the first six months of 2009. Take Shape for Life health coaches are independent contractors that are paid commissions on product sales referred to the Company.    Health coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center.  The clients of health coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address.  Health coaches are not required to purchase product in order to receive a commission.  In addition, health coaches do not receive a commission on their personal product orders Salaries and benefits increased by approximately $5.9 million in the first six months of 2010 as compared to last year.  The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers in the second half of 2009 which have greatly impacted revenue growth in 2010.   Areas that also experienced additional staffing due to the 67% sales growth include manufacturing, distribution, call center, and IT.  Sales and marketing expenses increased by $3.7 million as compared to prior year, primarily due to the $3.2 million increase in direct response advertising.  Communication expense increased by $100,000 and other expenses increased by $1.1 million which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes.  Operating expenses increased by $800,000 which primarily resulted from additional printing expense for our direct to consumer postcard mailings, printed materials included in each product shipment, as well as maintenance, repairs, and supplies for our manufacturing and distribution facilities.  Office expense increased by $1,550,000 and stock compensation expense increased by $199,000 as additional restricted shares were issued to key executives and Board members in the third and fourth quarters of 2009, as well as the second quarter of 2010 that will be vesting over a five year term.

Costs and Expenses:  Cost of revenue increased $12.1 million to $32.0 million for the first six months of 2010 from $19.9 million for the first six months of 2009.  As a percentage of sales, gross margin increased to 74.9% from 74.1% in the six months of 2009.  We do not consider the change in our cost of sales as a percentage of net sales for the six month period ended June 30, 2010 to be a particularly meaningful change and attribute it to our fixed cost of manufacturing being spread over a greater number of units sold. The result is a fairly constant cost of sales and overall cost per unit produced and sold from one six month period to the next.

Income taxes:  In the first six months of 2010, the Company recorded $7.0 million in income tax expense, which represents an annual effective rate of 40.0%.  For the first six months of 2009, we recorded income tax expense of $3.2 million which reflected an estimated annual effective tax rate of 37.2%.

Net income: Net income was approximately $10.4 million for the first six months of 2010 as compared to approximately $5.5 million for the first six months of 2009, an increase of 90.3%.  Pre-tax profit as a percent of sales increased to 13.7% in the first six months of 2010 as compared to 11.4% in 2009. The improved profitability in the first six months of 2010 is due to sales growth in the Take Shape for Life division, Medifast Weight Control Centers, and Direct Response sales channels as well as improved advertising effectiveness in the Medifast Direct Marketing sales channel, gross margin improvement as well as leveraging the fixed costs associated with our vertically-integrated support structure.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment for the Three Months Ended June 30,

	2010		2009
Segments	Sales	% of Total	Sales	% of Total

Medifast	$60,559,000	91%	$37,776,000	91%
All Other	6,101,000	9%	3,945,000	9%
Total Sales	$66,660,000	100%	$41,721,000	100%

	Net Sales by Segment for the Six Months Ended June 30,

	2010		2009
Segments	Sales	% of Total	Sales	% of Total

Medifast	$115,288,000	91%	$69,422,000	91%
All Other	11,957,000	9%	6,904,000	9%
Total Sales	$127,245,000	100%	$76,326,000	100%

Three Months Ended June 30, 2010 and June 30, 2009

Medifast Segment:  The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Overview of the Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2010” above.

All Other Segment:  The All Other reporting segment consists of the sales of Medifast Weight Control Centers and Medifast Weight Control Franchise Centers.  Sales increased by $2,156,000 year-over year for the three month period ended June 30, 2010. Sales increased in the Medifast Weight Control Centers and Franchise Centers due to the opening of five new corporate centers and nine new franchise centers. The Company is continuing to focus on improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics, and improved efficiencies in operation of the clinics. In the second quarter of 2010, the Company opened two additional corporately owned centers in the Baltimore, MD market.  In the third and fourth quarter of 2010, the Company plans on opening eleven to thirteen additional corporately clinics in existing markets.  The Company now has twenty nine corporately owned clinics, compared to twenty four clinics in operation at the end of the second quarter of 2009.  The Company also has twenty franchisee centers in operation.

Six Months Ended June 30, 2010 and June 30, 2009

Medifast Segment:  The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Overview of the Six Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2010” above.

All Other Segment:  The All Other reporting segment consists of the sales of Medifast Weight Control Centers and Medifast Weight Control Franchise Centers.  Sales increased by $5,054,000 year-over year for the six month period ended June 30, 2010. Sales increased in the Medifast Weight Control Centers and Franchise Centers due to the opening of five new corporate centers and nine new franchise centers. The Company is continuing to focus on improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics, and improved efficiencies in operation of the clinics. In the second quarter of 2010, the Company opened two additional corporately owned centers in the Baltimore, MD market.  In the third and fourth quarter of 2010, the Company plans on opening eleven to thirteen additional corporately clinics in existing markets.  The Company now has twenty nine corporately owned clinics, compared to twenty four clinics in operation at the end of the second quarter of 2009.  The Company also has twenty franchisee centers in operation, compared to eleven at June 30, 2009.

	Net Profit by Segment for the Three Months Ended June 30,

	2010		2009
Segments	Profit	% of Total	Profit	% of Total

Medifast	$5,574,000	101%	$3,305,000	110%
All Other	(36,000)	-1%	(306,000)	-10%
Total Net Profit	$5,538,000	100%	$2,999,000	100%

	Net Profit by Segment for the Six Months Ended June 30,

	2010		2009
Segments	Profit	% of Total	Profit	% of Total

Medifast	$10,462,000	100%	$6,431,000	117%
All Other	(23,000)	0%	(947,000)	-17%
Total Net Profit	$10,439,000	100%	$5,484,000	100%

Three Months Ended June 30, 2010 and June 30, 2009

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Overview of the Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2010” above.  See footnote 16, “Business Segments” for a detailed breakout of expenses.

All Other Segment:  The All Other reporting segment consists of the profit or loss of Medifast Weight Control Centers, Medifast Weight Control Franchise Centers, and corporate expenses related to the parent company operations.  For the three months ended June 30, 2010, the loss in the All Other segment increased improved to a loss of $36,000, from a loss of $306,000 in the second quarter of 2009. The Medifast Weight Control Centers and Franchise Centers showed an increase in net profitability year-over-year of $690,000.   The increase in profitability was due to opening of six new corporately owned centers in 2009, and opening eight new franchise centers in 2009. The increase in the total number of corporate clinics to twenty nine, twenty operating franchise centers, and improvements in same store sales year-over-year led to additional sales and profitability.  Medifast Corporate expenses increased by $420,000 year-over-year.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.  See footnote 13, “Business Segments” for a detailed breakout of expenses.

Six Months Ended June 30, 2010 and June 30, 2009

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Overview of the Six Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2010” above.  See footnote 14, “Business Segments” for a detailed breakout of expenses.

All Other Segment:  The All Other reporting segment consists of the profit or loss of Medifast Weight Control Centers, Medifast Weight Control Franchise Centers, and corporate expenses related to the parent company operations.  For the first six months of 2010, the loss in the All Other segment increased improved to a loss of $23,000, from a loss of $947,000 in the first six months of 2009. The Medifast Weight Control Centers and Franchise Centers showed an increase in net profitability year-over-year of $1,812,000.   The increase in profitability was due to opening of six new corporately owned centers in 2009, and opening eight new franchise centers in 2009. The increase in the total number of corporate clinics to twenty nine, twenty operating franchise centers, and improvements in same store sales year-over-year led to additional sales and profitability.  Medifast Corporate expenses increased by $888,000 year-over-year.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.  See footnote 13, “Business Segments” for a detailed breakout of expenses.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt.  Since nearly all of our debt is variable rate based, any changes in market interest rates will cause an equal change in our net interest expense.  At June 30, 2010, there was $6.0 million of variable interest loans outstanding which is subject to interest rate risk.  Interest rates on our variable rate loans ranged from 1.54% to 2.74% for the period ended June 30, 2010.  Each 100 basis point increase in the bank’s LIBOR rates relative to these borrowings would impact interest expense by $60,000 over a 12-month period.

We are exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at June 30, 2010, we estimate that the fair value of our investment portfolio would decline by an immaterial amount and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

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

As a consequence of that determination, we have implemented a procedure designed to detect or prevent this error from occurring in the future. In February 2010, the Company hired a CPA in-house with extensive experience in financial reporting and ASC 740, “Accounting for Income Taxes.”  In addition, on a quarterly basis the company will have an outside tax advisor review management’s tax provision calculations. Management believes that such enhanced procedure will prospectively mitigate this material weakness.  The second quarter of 2010 was the first full quarter in which all remedial measures were in place to detect or prevent a material weakness in the preparation and review process for the calculation of the tax provision.  Management anticipates in the third quarter of 2010 the remedial measures will be effective in order to conclude that our disclosure controls and procedures will be effective as of September 30, 2010.

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

Changes in Internal Control over Financial Reporting:
There were changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We identified a material weakness in our internal control over financial reporting and have described the changes to our internal controls over financial reporting designed to remediate this material weakness.  Additionally, as a consequence of that determination, we have implemented a procedure designed to detect or prevent this error from occurring in the future. In February 2010, the Company hired a CPA in-house with extensive experience in financial reporting and ASC 740, “Accounting for Income Taxes.”  In addition, on a quarterly basis the company will have an outside tax advisor review management’s tax provision calculations. Management believes that such enhanced procedure will prospectively mitigate this material weakness.

Part II  Other Information

Item 1.  Legal Proceedings

As previously reported, Medifast, Inc. continues to prosecute its civil claim pending in the US District Court (SD Cal) against Fraud Discovery Institute, Inc., its subsidiary iBusiness Reporting, its editor William Lobdell, Tracy Coenen, her Sequence, Inc., “Zee Yourself”, Robert L. Fitzpatrick and Barry Minkow for defamation, violations of California Corporate Code Sections 25400 et seq, and 17200 et seq.  Civil conspiracy claim was added in First Amended Complaint filed April 12, 2010.  Medifast, Inc. also continues to closely cooperate with all governmental regulatory and criminal investigative agencies with whom it has filed complaints or inquiries.

Item 1A. Risk Factors

Information about risk factors for the six months ended June 30, 2010, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 5. Other Information

On June 3, 2004, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.

We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.   As of June 30, 2010, we had purchased 135,000 shares as treasury stock through the repurchase program noted above.

The following is a summary of our common stock purchases during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30,2010	-	-	-	365,000
May 1 - May 31, 2010	-	-	-	365,000
June 1 - June 31, 2010	-	-	-	365,000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL S. MCDEVITT	August 9, 2010
Michael S. McDevitt
Chief Executive Officer
(principal executive officer and principal financial officer)

BY:	/S/ BRENDAN N. CONNORS	August 9, 2010
Brendan N. Connors
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