Form 10-Q
period 2010-09-30
MEDIFAST INC
filed 2010-11-09
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2010
Common stock, $.001 par value per share	15,421,601 shares

Medifast, Inc.
Index

Part I - Financial Information:

Item 1 – Financial Statements	3

Condensed Consolidated Balance Sheets as of
September 30, 2010 (unaudited) and December 31, 2009 (audited)	3

Condensed Consolidated Statements of Income (unaudited) for the Three and
Nine months Ended September 30, 2010 and 2009	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited) for the Nine months Ended September 30,2010	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the
Nine months Ended September 30, 2010 and 2009	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition
And Results of Operations	15

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	25

Item 4 – Controls and Procedures	25

Part II - Other Information:

Item 1 – Legal Proceedings	26

Item 1A – Risk Factors	26

Item 5 – Other Information	26

Item 6 - Exhibits	28

Part I. Financial Information
Item1. Financial Statements

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2010	December 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$20,211,000	$10,604,000
Accounts receivable-net of allowance for sales returns and doubtful accounts
of $288,000 and $100,000 respectively	864,000	676,000
Inventory	17,540,000	11,232,000
Investment securities	16,431,000	5,699,000
Deferred compensation	-	641,000
Income taxes - prepaid	3,055,000	2,211,000
Prepaid expenses and other current assets	1,402,000	3,123,000
Note receivable - current	46,000	46,000
Deferred tax asset	156,000	100,000
Total current assets	59,705,000	34,332,000

Property, plant and equipment - net	28,046,000	23,237,000
Trademarks and intangibles - net	3,237,000	4,104,000
Note receivable, net of current assets	109,000	112,000
Other assets	223,000	379,000

TOTAL ASSETS	$91,320,000	$62,164,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	14,548,000	4,967,000
Income taxes payable	-	22,000
Current maturities of long-term debt	953,000	796,000
Total current liabilities	15,501,000	5,785,000

Other liabilities
Long-term debt, net of current portion	5,083,000	5,444,000
Deferred tax liability	1,755,000	1,360,000
Total liabilities	22,339,000	12,589,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized;
15,421,601 issued and 15,052,693 outstanding at 9/30/10 and 15,398,941 issued and 15,031,103 shares outstanding at 12/31/09	16,000	16,000
Additional paid-in capital	31,670,000	28,456,000
Accumulated other comprehensive income (loss)	197,000	159,000
Retained earnings	40,453,000	24,264,000
Less: cost of 368,908 and 367,838 shares of common stock in treasury	(3,355,000)	(3,320,000)
Total stockholders' equity	68,981,000	49,575,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$91,320,000	$62,164,000

See notes to condensed consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$67,282,000	$46,079,000	$194,527,000	$122,405,000
Cost of sales	16,823,000	12,002,000	48,834,000	32,018,000
Gross Profit	50,459,000	34,077,000	145,693,000	90,387,000

Selling, general, and administration	41,411,000	28,514,000	119,188,000	76,021,000

Income from operations	9,048,000	5,563,000	26,505,000	14,366,000

Other income/(expense)
Interest income/ (expense), net	74,000	(1,000)	145,000	(3,000)
Other expense	(41,000)	(16,000)	(151,000)	(82,000)
	33,000	(17,000)	(6,000)	(85,000)

Income before provision for income taxes	9,081,000	5,546,000	26,499,000	14,281,000
Provision for income taxes	(3,330,000)	(2,112,000)	(10,310,000)	(5,363,000)

Net income	$5,751,000	$3,434,000	$16,189,000	$8,918,000

Basic earnings per share	$0.41	$0.25	$1.15	$0.66
Diluted earnings per share	$0.39	$0.23	$1.11	$0.60

Weighted average shares outstanding -
Basic	14,137,889	13,584,600	14,032,917	13,429,060
Diluted	14,769,170	14,918,563	14,644,461	14,763,023

See notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
(Unaudited)

		Par Value	Additional		Accumulated
	Number	$0.001	Paid-In	Retained	other comp	Treasury
	of Shares	Amount	Capital	Earnings	income/(loss)	Stock	Total
Balance, December 31, 2009	15,398,941	$16,000	$28,456,000	$24,264,000	$159,000	$(3,320,000)	$49,575,000

Share-based compensation to executives and directors			1,892,000				1,892,000
Shares issued	12,660		50,000				50,000
Exercise of stock options	10,000		34,000				34,000
Purchase of treasury stock						(35,000)	(35,000)
Adjustment for stock compensation tax benefit			1,238,000				1,238,000
Net change in unrealized gain on investments, net of taxes					38,000		38,000
Net income				16,189,000			16,189,000
Balance, September 30, 2010	15,421,601	$16,000	$31,670,000	$40,453,000	$197,000	$(3,355,000)	$68,981,000

See notes to condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$16,189,000	$8,918,000
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	$4,304,000	$3,832,000
Realized loss on investment securities	74,000	83,000
Common stock issued for services	50,000	155,000
Vesting of share-based compensation	1,892,000	1,577,000
Deferred income taxes	244,000	(329,000)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(188,000)	(249,000)
Inventory	(6,308,000)	3,097,000
Prepaid expenses & other current assets	1,721,000	(108,000)
Deferred compensation	606,000	(272,000)
Other assets	156,000	(15,000)
Income taxes	(867,000)	(162,000)
Accounts payable and accrued expenses	9,579,000	2,084,000
Net cash provided by operating activities	27,452,000	18,611,000
Cash Flow from Investing Activities:
Purchase of investment securities	(12,614,000)	(94,000)
Sale of investment securities	1,978,000	-
Purchase of property and equipment	(8,246,000)	(3,159,000)
Net cash (used in) investing activities	(18,882,000)	(3,253,000)
Cash Flow from Financing Activities:
Repayment of long-term debt	(596,000)	1,869,000
Issuance of long-term debt	393,000
Decrease in line of credit	-	(3,164,000)
Decrease in note receivable	3,000	91,000
Excess tax benefits from share-based payment arrangements	1,238,000	-
Proceeds from issuance of common stock	34,000	142,000
Purchase of treasury stock	(35,000)	(102,000)
Net cash provided by (used in) financing activities	1,037,000	(1,164,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,607,000	14,194,000

Cash and cash equivalents - beginning of the period	10,604,000	973,000
Cash and cash equivalents - end of period	$20,211,000	$15,167,000
Supplemental disclosure of cash flow information:
Interest paid	$82,000	$114,000
Income taxes	$9,678,000	$5,841,000
Supplemental disclosure of non cash activity
Treasury stock received in lieu of note receivable	$-	$932,000

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

The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

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

In January 2010, the FASB issued new guidance that expands and clarifies existing disclosures about fair value measurements. The guidance requires the gross presentation of activity within the Level 3 fair value measurements roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values. These standards were adopted in the first quarter of 2010. The adoption had no impact on the Company’s consolidated financial position or results

4.	Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms).Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.

Revenue from product sales includes amounts billed for shipping and handling. Revenue from shipping and handling charges was $3.3 million and $1.1 million for the three months ended September 30, 2010 and 2009 respectively. Revenue from shipping and handling charges was $9.0 million and $3.0 million for the nine months ended September 30, 2010 and 2009 respectively. Shipping-related costs are included in cost of goods sold in the accompanying condensed consolidated statement of income.

1.	Inventories

Inventories consist principally of finished packaged foods, packaging and raw materials held in either the Company’s manufacturing facility or distribution warehouse. Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method.

Inventory consist of the following at September 30, 2010 and December 31, 2009

	2010	2009
Raw Materials	$5,572,000	$3,900,000
Packaging	3,030,000	2,628,000
Finished Goods	8,938,000	4,704,000

	$17,540,000	$11,232,000

6.	Intangible Assets

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

	As of September 30, 2010		As of December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$8,567,000	$6,772,000	$8,567,000	$6,086,000
Non-compete agreements	$840,000	$840,000	$840,000	$840,000
Trademarks, patents, and copyrights
finite life	1,622,000	1,107,000	1,622,000	926,000
infinite life	927,000	-	927,000	-
Total	$11,956,000	$8,719,000	$11,956,000	$7,852,000

Amortization expense for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Customer lists	$228,000	$359,000	$686,000	$1,089,000
Trademarks and patents	61,000	61,000	181,000	181,000

Total Trademarks and Intangibles	$289,000	$420,000	$867,000	$1,270,000

Amortization expense is included in selling, general and administrative expenses.

7.	Note Receivable

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

8.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.
The following table sets forth the computation of basic and diluted EPS for the nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income	$5,751,000	$3,434,000	$16,189,000	$8,918,000

Denominator:
Weighted average shares of common stock outstanding	14,137,889	13,584,600	14,032,917	13,429,060
Effect of dilutive common stock equivalents	631,281	1,333,963	611,544	1,333,963

Weighted average diluted common shares outstanding	14,769,170	14,918,563	14,644,461	14,763,023

EPS
Basic	$0.41	$0.25	$1.15	$0.66
Diluted	$0.39	$0.23	$1.11	$0.60

9	Estimates

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

10	Deferred Compensation Plan

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

11. Fair Value Measurements

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
The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level I	Level II	Level III	Total

Investment securities	$16,431,000	-	-	$16,431,000
Cash equivalents	20,211,000	-	-	20,211,000
Total Assets	$36,642,000	$-	$-	$36,642,000
Liabilities		6,036,000	-	6,036,000
Total Liabilities	$-	6,036,000	$-	$6,036,000

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

12.	Share Based Compensation

The Company adopted a stock option plan ("Plan"), which as amended, authorizing the grant of incentive and non-incentive options for an aggregate of 1,250,000 shares of the Company's common stock to officers, employees, directors and consultants. Incentive options are to be granted at fair market value. Options are to be exercisable as determined by the compensation committee.

Stock Options

The following summarizes the stock option activity for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	10,000	$3.83
Options exercised	(10,000)	3.83
Options forfeited or expired	-	-

Outstanding at September 30, 2010	-	$-
Options exercisable at September 30, 2010	-	$-

Restricted Stock

The Company has issued restricted stock to employees and directors generally with terms ranging from three to six years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighed-Average Grant Date Fair Value
Unvested at January 1, 2010	1,204,378	$5.57
Granted	7,000	22.75
Vested	(323,811)	5.70
Forfeited	-	-
Unvested at September 30, 2010	887,567	5.66

The Company recorded stock compensation expense of $673,000 and $509,000 for the three months ended September 30, 2010 and 2009, respectively.

The Company recorded stock compensation expense of $1.9 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was $5 million of total unrecognized compensation expense related to unvested share-based compensation arrangements.

13.	Reclassifications

Certain amounts for the three and nine months ended September 30, 2009 have been reclassified to conform to the presentation of the September 30, 2010 amounts. The reclassifications have no effect on net income for the three and nine months ended September 30, 2010 and 2009.

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

The following tables present segment information for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$60,944,000	$6,338,000		$67,282,000
Cost of Sales	15,453,000	1,370,000		16,823,000
Selling, General and Adminstrative Expenses	34,998,000	4,925,000		39,923,000
Depreciation and Amortization	1,239,000	249,000		1,488,000
Interest (net) and Other	2,000	(35,000)		(33,000)
Income Before income tax provision	$9,252,000	(171,000)		$9,081,000

Segment Assets	$49,075,000	$42,245,000		$91,320,000

	Three Months Ended September 30, 2009
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$41,743,000	$4,336,000		$46,079,000
Cost of Sales	11,143,000	859,000		12,002,000
Selling, General and Adminstrative Expenses	23,945,000	3,273,000		27,218,000
Depreciation and Amortization	1,039,000	257,000		1,296,000
Interest (net) and Other	9,000	8,000		17,000
Income Before income tax provision	$5,607,000	(61,000)		$5,546,000

Segment Assets	$39,916,000	$21,087,000		$61,003,000

	Nine Months Ended September 30, 2010
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$176,232,000	$18,295,000		$194,527,000
Cost of Sales	44,922,000	3,912,000		48,834,000
Selling, General and Adminstrative Expenses	101,037,000	13,847,000		114,884,000
Depreciation and Amortization	3,481,000	823,000		4,304,000
Interest (net) and Other	99,000	(93,000)		6,000
Income Before income tax provision	$26,693,000	(194,000)		$26,499,000

Segment Assets	$49,075,000	$42,245,000		$91,320,000

	Nine Months Ended September 30, 2009
	Medifast	All Other	Eliminations	Consolidated

Revenues, net	$111,165,000	$11,240,000		$122,405,000
Cost of Sales	29,661,000	2,357,000		32,018,000
Selling, General and Adminstrative Expenses	63,130,000	9,059,000		72,189,000
Depreciation and Amortization	3,081,000	751,000		3,832,000
Interest (net) and Other	5,000	80,000		85,000
Income Before income tax provision	$15,288,000	(1,007,000)		$14,281,000

Segment Assets	$39,916,000	$21,087,000		$61,003,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements: Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management’s expectations for fiscal year 2010 and beyond, are forward-looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company’s expectations. The Company cautions investors not to place undue reliance on forward-looking statements which speak only to management’s experience on this data.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein

Background:

The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products.  Medifast, Inc.’s product lines include meal replacements and vitamins.   Our products and services are sold to weight loss program participates primarily via the Internet, telephone, and brick and mortar clinics. Customers of our health coaches in the Take Shape for Life person-to-person direct sales channel are directed to order our products through either the Internet or through the Company’s in-house call center. Our meal food items accounted for 93% of our revenues for the nine months ended September 30, 2010 and 95% of our revenues for the nine months ended September 30, 2009. Program sales in our Medifast Weight Control Center channel accounted for 2% of revenues for the first nine months of 2010 and 3% for the first nine months of 2009. Shipping revenue and other accounted for 5% for the first nine months of 2010 and 3% for the first nine months of 2009. No other product or service has accounted for more than 1% of consolidated revenue in any of the last three years.

Revenue consists primarily of meal replacement food sales. For the first nine months of 2010, revenue increased to $194.5 million as compared to $122.4 million for the first nine months of 2009, an increase of $72.1 million or 59%. The Take Shape for Life sales channel accounted for 63% of total revenue, direct response marketing 26%, Medifast Weight Control Centers 10%, and Doctors 1%.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to spend in the Medifast Direct channel, number of active health coaches and average revenue per health coach per month in the Take Shape for Life channel, and average same store sales improvement for the Medifast Weigh Control Center channel.

In the first nine months of 2010 we continued to see very strong growth and improvement in: Take Shape for Life; Medifast Direct and Medifast Weight Control Centers.  Take Shape for Life revenue increased 70% to $123.3 million compared with $72.6 million in the first nine months of 2009. Growth in revenues for the segment was driven by increased customer product sales as a result of an increase in active health coaches. The number of active health coaches during the first nine months of 2010 increased to approximately 9,000 compared with 5,800 during the period a year ago, an increase of 55%. In addition, the average revenue per health coach per month increased from approximately $1,730 for the first nine months of 2009 to $1,740 in the first nine months of 2010. As the number of active health coaches’ increase, the Company receives additional sales proceeds from product referrals, approximately $1,740 in product referrals per month for the average coach in the first nine months of 2010.

The Medifast Direct Sales division sales increased 38% to $49.8 million as compared with $36 million in the first nine months of 2009, an increase of $13.8 million. Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates, the company experienced a 2.8 to 1 return on advertising spend in the first nine months of 2010 as compared to 2.7 to 1 in the first nine months of 2009.

The Medifast Weight Control Centers experienced revenue growth of 59% versus the same time period last year. Revenue increased due to the opening of seven new centers throughout 2009, a 28% increase in the same store sales for Centers open for greater than one year, and the launch of the franchise opportunity. The Company is continuing to focus on improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic personnel

If all of our sales divisions continue to grow, there will be increasing demands on our infrastructure. The increased demands could cause long hold times in the call center as well as delays on our website.  In addition, there could be delays in order processing, packaging and shipping.  We could run out of a majority of our inventory if product sales growth exceeded our production capacity.  In order to mitigate these risks, a key focus for the Company in 2010 and 2011 will be investing in infrastructure to ensure that the Company can support the revenue growth of each of our sales divisions. This initiative includes a new Distribution Center that opened in July 2010 to better service our Midwest to West Coast customers and increase the maximum number of orders the Company can ship daily, new machinery to increase our production capacity to support sales growth, an improved web platform for all our sales divisions, and expansion of an additional call center location to handle additional call volume. There is also risk that our Independent contractor field leaders and health coaches could leave the company for a better opportunity which could result in decreased revenue from Take Shape for Life channel. This risk is offset by the increased revenue per month earned as these same leader health coaches build their organization of health coaches because they have proven to be passionate about helping others and combating the growing obesity epidemic in America at present.

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

Take Shape for Life health coaches earn compensation on product sales by referring clients to their replicated Take Shape for Life website or to the Company’s in-house call center to purchase product. The client purchases all Medifast product directly from the Company which is shipped directly to the client. Our health coaches do not handle payment and are not required to hold inventory for resale to clients. In addition, our health coaches pay the same price for product as their clients. Our health coaches provide coaching and support to their clients throughout the weight loss and weight maintenance process. Most new health coaches are recruited by an existing health coach. The vast majority of our new health coaches started as weight loss clients of a health coach, had success on the Medifast product and program, and become a health coach to help others through the weight loss process and receive a commission on any product sales they refer to the Company. In addition, in the Take Shape for Life network approximately 20% of active health coaches are health care providers. Doctors and health care providers receive the same compensation that health coaches receive for any product orders referred in the Take Shape for Life Network

Take Shape for Life health coaches are independent contractors who are paid compensation on product sales referred to the Company. Health coaches can earn compensation in two ways:

•
Commissions – The primary way a health coach is compensated is through earning commissions on product sold. Health coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center. The clients of health coaches are responsible for ordering and paying for product, and their order is shipped directly from the Company to the client’s home or designated address. Health coaches are not required to purchase or store product in order to receive a commission. In addition, health coaches do not receive a commission on their product orders for their personal use. The Company pays retail commissions on a weekly basis.

•
Bonuses – health coaches are offered several bonus opportunities, including growth bonuses, generation bonuses, elite leadership bonuses, rolling consistency bonuses, client acquisition bonuses, and customer assist bonuses. The purposes of these bonuses are to reward health coaches for successfully referring product sales to the Shape for Life network and to incentivize health coaches to further develop health coaches within their network. The Company pays bonuses on a monthly basis.

o
Growth bonuses are paid to health coaches that have at least five ordering clients per month and that have generated over $1,000 in product sales per month. Monthly growth bonuses are incremental bonuses that enable health coaches to earn income on product orders placed by clients or health coaches within their network.

o
Generation bonuses are paid to health coaches that have one or more health coaches in their business that have achieved the rank of executive director. An executive director is a health coach that either generates $6,000 a month in frontline product sales to either clients or personally sponsored health coaches or personally sponsors five senior health coaches. A senior health coach is a health coach that generates at least a $1,000 a month in group product sales from a combination of at least five personally enrolled, ordering clients, and/or health coaches, health coach teams, or a combination of both.

o	Elite leadership bonuses are paid to health coaches that have three or more health coaches in their business that have achieved the rank of executive director.
o
Rolling consistency bonuses are paid to health coaches that display frontline product sales order consistency month after month. Health coaches that generate at least $2,000 or more in frontline product sales for three consecutive months are paid a rolling consistency bonus.

o	Client acquisition bonuses are paid out to new health coaches that within their first 30 calendar days in Take Shape for Life develop five clients and $1,000 in frontline product sales.
o	The assist bonuses are paid to health coaches that assist a new health coach in their business attain the client acquisition bonus.

Health coaches do not earn a commission or bonus when they recruit a new health coach into the Take Shape for Life network. Fees paid by new health coaches for start-up materials are at the Company’s approximate cost and no commissions are paid thereon.

Take Shape for Life provides an Income Disclosure Statement of the high, low, average, and median monthly income for each active health coach rank on the Take Shape for Life website at http://leads.tsfl.com/IDS.pdf. The Company policy is not to state or endorse “potential” or “hypothetical” income claims but rather to present historical data and ranges of actual health coach earnings.

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

Medifast Direct – In the direct to consumer channel, customers order Medifast product directly through the Company’s website, www.choosemedifast.com, or our in-house call center. The product is shipped directly to the customer’s home. This business is driven by an aggressive multi-media customer acquisition strategy that includes print, radio, web advertising, direct mail and television as well as public relations and social media initiatives. The Medifast Direct division focuses on targeted marketing initiatives and provides customer support through its in-house call center and nutrition support team of registered dieticians to better serve its customers. In addition, Medifast also continues to promote its use of leading web technology featuring customized meal planning and web community components. MyMedifast is a robust online community which provides a library of support articles, support forums, meal planning tools and social media functions,

Medifast Weight Control Centers – The Medifast Weight Control Center is the brick and mortar clinic channel of Medifast located in Texas, Florida, Maryland, and Washington, D.C. In 2009, the Company opened seven new Medifast Weight Control Centers and had a total of twenty – seven locations in operation at year-end. At September 30, 2010 thirty-two corporately owned Centers were in operation. The centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized patient counseling, and Inbody TM composition analysis. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives. The centers also benefit from the nationally advertised brand which encourages walk-ins and referrals from other Medifast business channels.

In 2008, the Company began offering the clinic model as a franchise opportunity. The Company currently has franchisee centers located in Alabama, Arizona, California and Minnesota. At September 30, 2010, twenty franchise locations were in operation.

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

We evaluated our material tax positions and determined that we did not have any uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the nine months ended September 30, 2010 and 2009, no estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2007.

Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of September 30, 2010 and 2009 were $.3 million and $0.1 million, respectively.

Overview of the Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

	Three Months Ended September 30,
	2010	2009	$ Change	% Change

Revenue	$67,282,000	$46,079,000	$21,203,000	46%
Cost of sales	16,823,000	12,002,000	4,821,000	40%
Gross Profit	50,459,000	34,077,000	16,382,000	48%

Selling, general, and administration	41,411,000	28,514,000	12,897,000	45%

Income from operations	9,048,000	5,563,000	3,485,000	63%

Other income/(expense)
Interest income (expense), net	74,000	(1,000)	75,000	-7500%
Other income/(expense)	(41,000)	(16,000)	(25,000)	156%
	33,000	(17,000)	50,000	-294%

Income before provision for income taxes	9,081,000	5,546,000	3,535,000	64%
Provision for income tax (expense)	(3,330,000)	(2,112,000)	(1,218,000)	58%

Net income	$5,751,000	$3,434,000	$2,317,000	67%

% of revenue

Gross Profit	75.0%	74.0%
Selling, general, and administration	61.5%	61.9%
Income from Operations	13.4%	12.1%

Three Months Ended September 30, 2010 and September 30, 2009

Revenue:  Revenue increased to $67.3 million in the third quarter of 2010 compared to $46.1 million in the third quarter of 2009, an increase of $21.2 million or 46%. The Take Shape for Life sales channel accounted for 65% of total revenue; Medifast Direct channel accounted for 24%, brick and mortar clinics 10%, and doctors 1%.  Take Shape for Life sales, which are fueled by increased customer product sales as a result of an increase in active health coaches increased by 53% compared to the third quarter of 2009. As compared to the third quarter of 2009, the Medifast Direct sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 30% year-over year. The Medifast Weight Control Centers increased sales by 46% due to the opening of new corporate and franchise locations and improvement in same store sales.

Take Shape for Life revenue increased 53% to $43.7 million compared with $28.6 million in the comparable quarter of 2009.   Growth in revenues for the distribution channel was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during the third quarter increased to approximately 9,000 compared with 5,800 during the period a year ago, an increase of 55% and up from 8,000 at the close of the second quarter of 2010.  In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of one-on-one communication continues to excel. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active health coaches.   Becoming a health coach is a business opportunity that has a low cost of start-up and requires no holding of inventory as all orders are shipped to the end consumer.  In the current economic environment, many people are looking for supplemental income to assist in paying bills such as the car payment, rent, or mortgage, and becoming a health coach allows for supplemental income in the form of a commission compensation on product sales and supporting the customer needs by providing education on the program and support to customers ordering through Take Shape for Life and most importantly the ability to help others regain their health through the use of clinically proven Medifast products.

The Medifast Direct Response Sales division sales increased 30% to $16.1 million as compared with $12.4 million in the third quarter of 2009, an increase of $3.7 million.  Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates the company experienced a 2.8 to 1 return on advertising spend during the third quarter of 2010 as compared to  a 2.7 to 1  return in the third quarter of 2009.  The Company spent approximately $5.8 million on direct response advertising in the third quarter of 2010, an increase of 28% from the third quarter of 2009.

The Medifast Weight Control Centers, which represent approximately 10% of the Company’s overall revenues, are currently operating in thirty-two corporate locations in Austin, Dallas, Houston, Orlando, Baltimore, and Washington, D.C., and twenty franchise centers. In the third quarter of 2010, the Company experienced revenue growth of 46% versus the same time period last year.   In the third quarter of 2010, same store sales increased by 20% for corporate Centers open greater than one year.  In the third quarter of 2010, the Company opened two additional corporately owned centers in the Washington D.C. market and one corporate center in Dallas, TX.  In the fourth quarter of 2010, the Company plans on opening six to eight additional corporately owned clinics in existing markets.

Costs of Sales:  Cost of revenue increased $4.8 million to $16.8 million as compared to $12.0 million in the comparable quarter of 2009.  As a percentage of sales, gross margin increased to 75.0% from 74.0% in the third quarter of 2009.  We do not consider the change in our cost of sales as a percentage of net sales for the quarter ended September 30, 2010 to be a particularly meaningful change and attribute it to our fixed cost of manufacturing being spread over a greater number of units sold.

Selling, General and Administrative:  Overall, selling, general and administrative expenses increased by $12.9 million as compared to the third quarter of 2009.  As a percentage of sales, selling, general and administrative expenses decreased to 61.5% versus 61.9% in the third quarter of 2009, which lead to a 70% increase in diluted earnings per share in the third quarter of 2010 versus prior year.   Take Shape for Life commission expense, which is completely variable based upon product sales, increased by approximately $6.0 million as the Company showed sales growth of 53% as compared to the third quarter of 2009. Take Shape for Life health coaches are independent contractors that are paid commissions on product sales referred to the Company.    Health coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center.  The clients of health coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address.  Health coaches are not required to purchase product in order to receive a commission.  In addition, health coaches do not receive a commission on their personal product orders. Salaries and benefits increased by approximately $3.2 million in the third quarter of 2010 as compared to last year.  The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers.  Areas that also experienced additional staffing due to the 46% sales growth in the third quarter of 2010 include manufacturing, distribution, call center, and IT.  The opening of the Company’s new Dallas, TX distribution center in July of 2010 also led to the hiring of additional personnel in both distribution and the call center. Sales and marketing expense increased by $2.0 million in the third quarter of 2010 as compared to prior year, primarily due to the $1.3 million increase in Medifast Direct advertising.  Communication expense increased $125,000 and other expenses increased by $400,000 which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes.  Operating expenses were flat as compared to the third quarter of 2009..  Office expense increased by $1,000,000 and stock compensation expense increased by $164,000 as additional restricted shares were issued to key executives and Board members.

Income taxes:  In the third quarter of 2010, the Company recorded $3.3 million in income tax expense, which represents an effective rate of 36.7%.  For the third quarter of 2009, we recorded income tax expense of $2.1 million which reflected an estimated effective tax rate of 38.1%.

Net income: Net income was approximately $5.8 million for the third quarter of 2010 as compared to approximately $3.4 million for the third quarter of 2009, an increase of 67%.  Pre-tax profit as a percent of sales increased to 13.5% in the third quarter of 2010 as compared to 12.0% in 2009. The improved profitability in the third quarter of 2010 is due to sales growth in the Take Shape for Life division, Medifast Weight Control Centers, and Direct Response sales channels as well as improved advertising effectiveness in the Medifast Direct sales channel, gross margin improvement as well as leveraging the fixed costs associated with our vertically-integrated support structure.

Overview of the Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change

Revenue	$194,527,000	$122,405,000	$72,122,000	59%
Cost of sales	48,834,000	32,018,000	16,816,000	53%
Gross Profit	145,693,000	90,387,000	55,306,000	61%

Selling, general, and administration	119,188,000	76,021,000	43,167,000	57%

Income from operations	26,505,000	14,366,000	12,139,000	84%

Other income/(expense)
Interest income (expense), net	145,000	(3,000)	148,000	-4933%
Other income/(expense)	(151,000)	(82,000)	(69,000)	84%
	(6,000)	(85,000)	79,000	-93%

Income before provision for income taxes	26,499,000	14,281,000	12,218,000	86%
Provision for income tax (expense)	(10,310,000)	(5,363,000)	(4,947,000)	92%

Net income	$16,189,000	$8,918,000	$7,271,000	82%

% of revenue

Gross Profit	74.9%	73.8%
Selling, general, and administration	61.3%	62.1%
Income from Operations	13.6%	11.7%

Revenue:  Revenue increased to $194.5 million for the first nine months of 2010 compared to $122.4 million for the first nine months of 2009, an increase of $72.1 million or 59%. The Take Shape for Life sales channel accounted for 63% of total revenue, Medifast Direct channel accounted for 26%, brick and mortar clinics 10%, and doctors 1%.  Take Shape for Life sales, which are fueled by increased customer product sales as a result of an increase in active health coaches increased by 70% compared to the first nine months of 2009. As compared to the first nine months of 2009, the Medifast Direct sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 39% year-over year.  The Medifast Weight Control Centers increased sales by 59% due to the opening of new corporate and franchise locations and improvement in same store sales.

Take Shape for Life revenue increased 70% to $123.3 million compared with $72.6 million in the first nine months of 2009.   Growth in revenues for the distribution channel was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during the third quarter increased to approximately 9,000 compared with 5,800 during the period a year ago, an increase of 55% and up from 8,000 at the close of the second quarter of 2010.  In addition, the average revenue per health coach per month increased from approximately $1,730 for the first nine months of 2009 to $1,740 in the first nine months of 2010. As the number of active health coaches increase, the Company receives additional sales proceeds from product referrals, approximately $1,740 in product referrals per month for the average coach in the first nine months of 2010.

The Medifast Direct Sales division sales increased 38% to $49.8 million as compared with $36 million in the first nine months of 2009, an increase of $13.8 million.  Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates, the company experienced a 2.8 to 1 return on advertising spend in the first nine months of 2010 as compared to 2.7 to 1 in the first nine months of 2009.  The Company spent approximately $17.7 million on direct response advertising in the first nine months of 2010, an increase of 33% from prior year.

The Medifast Weight Control Centers, which represent approximately 10% of the Company’s overall revenues, are currently operating in thirty-two corporate locations in Austin, Dallas, Houston, Orlando, Baltimore, and Washington D.C. and twenty franchise locations.  In the first nine months of 2010, the Company experienced revenue growth of 59% versus the same time period last year.  In the first nine months of 2010, same store sales increased by 28% for corporate Centers open greater than one year.  The Company opened seven additional corporately owned centers in the first nine months of 2010.  Three additional corporately owned centers in the Baltimore, MD. market, three in the Washington D.C, market, and one in the Texas market.  In the fourth quarter of 2010, the Company plans on opening six to eight additional corporately owned clinics in existing markets.

Costs of Sales:  Cost of revenue increased $16.8 million to $48.8 million for the first nine months of 2010 from $32.0 million for the first nine months of 2009.  As a percentage of sales, gross margin increased to 74.9% from 73.8% in the nine months of 2009.  We do not consider the change in our cost of sales as a percentage of net sales for the nine month period ended September 30, 2010 to be a particularly meaningful change and attribute it to our fixed cost of manufacturing being spread over a greater number of units sold. The result is a fairly constant cost of sales and overall cost per unit produced and sold from one nine month period to the next.

Selling, General and Administrative: Overall, selling, general and administrative expenses increased by $43.2 million as compared to the first nine months of 2009. As a percentage of sales, selling, general and administrative expenses decreased to 61.3% versus 62.1% in the first nine months of 2009, which led to an 85% increase in diluted earnings per share in the first nine months of 2010 versus prior year. Take Shape for Life commission expense, which is completely variable based upon product revenue, increased by approximately $22.2 million as the Company showed sales growth of 70% as compared to the first nine months of 2009. Take Shape for Life health coaches are independent contractors that are paid commissions on product sales referred to the Company. Health coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center. The clients of health coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address. Health coaches are not required to purchase product in order to receive a commission. In addition, health coaches do not receive a commission on their personal product orders. Salaries and benefits increased by approximately $9.1 million in the first nine months of 2010 as compared to last year. The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers. Areas that also experienced additional staffing due to the 59% sales growth in the first nine months of 2010 include manufacturing, distribution, call center, and IT. The opening of the Company’s new Dallas, TX distribution center in July of 2010 also led to the hiring of additional personnel in both distribution and the call center. Sales and marketing expenses increased by $5.5 million as compared to prior year, primarily due to the $4.4 million increase in Medifast Direct advertising. Communication expense increased by $225,000 and other expenses increased by $1.5 million which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes. Operating expenses increased by $800,000 which primarily resulted from additional printing expense for our direct to consumer postcard mailings, printed materials included in each product shipment, as well as maintenance, repairs, and supplies for our manufacturing and distribution facilities. Office expense increased by $2.5 million and stock compensation expense increased by $363,000 as additional restricted shares were issued to key executives and Board members in the third and fourth quarters of 2009, as well as the third quarter of 2010 that will be vesting over a five year term.

Income taxes:  In the first nine months of 2010, the Company recorded $10.3 million in income tax expense, which represents an annual effective rate of 38.9%.  For the first nine months of 2009, we recorded income tax expense of $5.4 million which reflected an estimated annual effective tax rate of 37.6%.

Net income: Net income was approximately $16.2 million for the first nine months of 2010 as compared to approximately $8.9 million for the first nine months of 2009, an increase of 82%.  Pre-tax profit as a percent of sales increased to 13.6% in the first nine months of 2010 as compared to 11.7% in 2009. The improved profitability in the first nine months of 2010 is due to sales growth in the Take Shape for Life division, Medifast Weight Control Centers, and Direct Response sales channels as well as improved advertising effectiveness in the Medifast Direct sales channel, gross margin improvement as well as leveraging the fixed costs associated with our vertically-integrated support structure.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment for the Three Months Ended September 30,

	2010		2009
Segments	Sales	% of Total	Sales	% of Total

Medifast	$60,944,000	91%	$41,743,000	91%
All Other	6,338,000	9%	4,336,000	9%
Total Sales	$67,282,000	100%	$46,079,000	100%

	Net Sales by Segment for the Nine Months Ended September 30,

	2010		2009
Segments	Sales	% of Total	Sales	% of Total

Medifast	$176,232,000	91%	$111,165,000	91%
All Other	18,295,000	9%	11,240,000	9%
Total Sales	$194,527,000	100%	$122,405,000	100%

Three Months Ended September 30, 2010 and September 30, 2009

Medifast Segment:  The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Overview of the Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2010” above.

All Other Segment:  The All Other reporting segment consists of the sales of Medifast Weight Control Centers and Medifast Weight Control Franchise Centers.  Sales increased by $2,002,000 year-over year for the three month period ended September 30, 2010. Sales increased in the Medifast Weight Control Centers and Franchise Centers due to the opening of five new corporate centers and eight new franchise centers. The Company is continuing to focus on improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics, and improved efficiencies in operation of the clinics. In the third quarter of 2010, the Company opened one additional corporately owned center in the Dallas, TX market and two in the Washington D.C. market.  In the fourth quarter of 2010, the Company plans on opening six to eight additional corporately clinics in existing markets.  The Company now has thirty-two corporately owned clinics, compared to twenty four clinics in operation at the end of the third quarter of 2009.  The Company also has twenty franchisee centers in operation.

Nine Months Ended September 30, 2010 and September 30, 2009

Medifast Segment:  The Medifast reporting segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Overview of the Nine Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2010” above.

All Other Segment:  The All Other reporting segment consists of the sales of Medifast Weight Control Centers and Medifast Weight Control Franchise Centers.  Sales increased by $7,055,000 year-over year for the nine month period ended September 30, 2010. Sales increased in the Medifast Weight Control Centers and Franchise Centers due to the opening of five new corporate centers and eight new franchise centers. The Company is continuing to focus on improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic operators to manage the clinics, and improved efficiencies in operation of the clinics. In the third quarter of 2010, the Company opened one additional corporately owned centers in the Dallas, TX market and two in the Washington D.C. market..  In the fourth quarter of 2010, the Company plans on opening six to eight additional corporately clinics in existing markets.  The Company now has thirty-two corporately owned clinics, compared to twenty four clinics in operation at the end of the third quarter of 2009.  The Company also has twenty franchisee centers in operation, compared to twelve at September 30, 2009.

	Operating Profit by Segment for the Three Months Ended September 30,

	2010		2009
Segments	Profit	% of Total	Profit	% of Total

Medifast	$9,252,000	102%	$5,607,000	101%
All Other	(171,000)	-2%	(61,000)	-1%
Total Operating Profit	$9,081,000	100%	$5,546,000	100%

	Operating Profit by Segment for the Nine Months Ended September 30,

	2010		2009
Segments	Profit	% of Total	Profit	% of Total

Medifast	$26,693,000	101%	$15,288,000	107%
All Other	(194,000)	-1%	(1,007,000)	-7%
Total Operating Profit	$26,499,000	100%	$14,281,000	100%

Three Months Ended September 30, 2010 and September 30, 2009

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Overview of the Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2010” above.  See footnote 13, “Business Segments” for a detailed breakout of expenses.

All Other Segment:  The All Other reporting segment consists of the profit or loss of Medifast Weight Control Centers, Medifast Weight Control Franchise Centers, and corporate expenses related to the parent company operations.  For the three months ended September 30, 2010, the loss in the All Other segment increased to a loss of $171,000 from a loss of $61,000 in the third quarter of 2009. The Medifast Weight Control Centers and Franchise Centers showed an increase in net profitability year-over-year of $246,000.   The increase in profitability was due to opening of six new corporately owned centers in 2010, and opening eight new franchise centers in 2009. The increase in the total number of corporate clinics to thirty-two, twenty operating franchise centers, and improvements in same store sales year-over-year led to additional sales and profitability.  Medifast Corporate expenses increased by $356,000 year-over-year.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations as well as income tax expense adjustments for prior year taxes.  See footnote 14, “Business Segments” for a detailed breakout of expenses.

Nine Months Ended September 30, 2010 and September 30, 2009

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Overview of the Nine Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2010” above.  See footnote 13, “Business Segments” for a detailed breakout of expenses.

All Other Segment:  The All Other reporting segment consists of the profit or loss of Medifast Weight Control Centers, Medifast Weight Control Franchise Centers, and corporate expenses related to the parent company operations.  For the first nine months of 2010, the loss in the All Other segment increased improved to a loss of $194,000, from a loss of $1,007,000 in the first nine months of 2009. The Medifast Weight Control Centers and Franchise Centers showed an increase in net profitability year-over-year of $1,969,000.   The increase in profitability was due to opening of nine new corporately owned centers in 2009, and opening eight new franchise centers in 2009. The increase in the total number of corporate clinics to thirty-two, twenty operating franchise centers, and improvements in same store sales year-over-year led to additional sales and profitability.  Medifast Corporate expenses increased by $1,156,000 year-over-year.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations as well as income tax expense adjustments for prior year taxes.  See footnote 13, “Business Segments” for a detailed breakout of expenses.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt.  Since nearly all of our debt is variable rate based, any changes in market interest rates will cause an equal change in our net interest expense.  At September 30, 2010, there was $6.0 million of variable interest loans outstanding which is subject to interest rate risk.  Interest rates on our variable rate loans ranged from 1.54% to 2.74% for the period ended September 30, 2010.  Each 100 basis point increase in the bank’s LIBOR rates relative to these borrowings would impact interest expense by $60,000 over a 12-month period.

We are exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at September 30, 2010, we estimate that the fair value of our investment portfolio would decline by an immaterial amount and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

Item 4.     Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010, because of the material weaknesses in internal control over financial reporting discussed in the fiscal 2009 Form 10-K.  The material weakness related to the preparation and review process for the calculation of the tax provision, which led to errors in the computation of deferred tax assets, deferred tax liabilities, and related income tax provision.

As a consequence of that determination, we have implemented a procedure designed to detect or prevent this error from occurring in the future. In February 2010, the Company hired a CPA in-house with extensive experience in financial reporting and ASC 740, “Accounting for Income Taxes.”  In addition, on a quarterly basis the company will have an outside tax advisor review management’s tax provision calculations. Management believes that such enhanced procedure will prospectively mitigate this material weakness.  The second quarter of 2010 was the first full quarter in which all remedial measures were in place to detect or prevent a material weakness in the preparation and review process for the calculation of the tax provision.  Management anticipates in the fourth quarter of 2010 the remedial measures will be effective in order to conclude that our disclosure controls and procedures will be effective as of December 31, 2010.

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

Part II  Other Information

Item 1.  Legal Proceedings

Medifast, Inc. continues to prosecute its civil claim pending in the US District Court (SD Cal) against Fraud Discovery Institute, Inc, its subsidiary IBusiness Reporting, its editor William Lobdell, Tracy Coenen, her Sequence, Inc., “Zee Yourself”, Robert L. Fitzpatrick and Barry Minkow for defamation, violations of California Corporate Code Sections 25400 et seq, and 17200 et seq, and civil conspiracy. Productive  discovery allowed by the Court has been conducted by the Plaintiffs through October 22, 2010 on the Defendants and other persons with probative knowledge. Medifast, Inc. continues to closely cooperate with all governmental regulatory and criminal investigative agencies with whom it has filed complaints or inquiries

Item 1A. Risk Factors

Information about risk factors for the nine months ended September 30, 2010, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 5. Other Information

On September 3, 2004, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.

We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.   As of September 30, 2010, we had purchased 135,000 shares as treasury stock through the repurchase program noted above.

The Company Executive Chairman of the Board reserves the right within the company’s trading policy to sell or donate for charitable purposes 100,000 shares of MED stock for estate planning and tax purposes prior to the end of 2010. Should he exercise his right to sell or donate stock the Mac Donald family will remain one of the largest holders of MED common stock.

The following is a summary of our common stock purchases during the quarter ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31,2010	-	-	-	365,000
August 1 - August 31, 2010	-	-	-	365,000
September 1 - September 30, 2010	-	-	-	365,000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL S. MCDEVITT	November 9, 2010
Michael S. McDevitt
Chief Executive Officer
(principal executive officer and principal financial officer)

BY:	/S/ BRENDAN N. CONNORS	November 9, 2010
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