Form 10-K/A
period 2009-12-31
MEDIFAST INC
filed 2011-01-12
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends and restates the Annual Report on Form 10-K of Medifast, Inc. (the “Company”) for the fiscal year ended December 31, 2009 (“Fiscal 2009”), filed with the Securities and Exchange Commission (“Commission”) on March 30, 2010 (the “Original Report”). The Company is filing this Amendment in order to address comments received from the staff of the Securities and Exchange Commission relating to the Original Report.

In this Amendment we have revised the following:

Item 1. Business. We have included additional information regarding our Take Shape for Life distribution channel, Medifast Weight Control Center franchisee arrangement terms, clinical studies in the “Clinical Research Overview”, and provided additional information in the “Marketing” and “Manufacturing” sections.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We have included additional disclosure on the following:

•	Added an overview section to enhance an investor’s understanding of the Medifast business
•	Provided additional metrics and information on the Take Shape for Life distribution channel
•	Provided additional detail on changes in gross margin and cost of sales for the period ended December 31, 2009 compared to the period ended December 31, 2008
•	Clarified the nature of doctors’ services to Medifast, the products they sell, and how they are compensated for their services.

Item 9A. Controls and Procedures We have included additional disclosure under the section “Changes in our Internal Control” to note that there were changes in our internal controls over financial reporting and  we provided additional detail on the changes in internal controls designed to remediate a material weakness.

Item 11. (a)(1). Executive Compensation
•	Provided additional information on our Peer group and the general industry in which Medifast operates.

Item 15(b). Exhibits, Financial Statement Schedules.
•
Included a new Report of Independent Registered Public Accounting Firm from our predecessor auditor, Bagell, Josephs, Levine, and Company, LLC to comply with the requirements of Article 2 of Regulation S-X.

•	“Index to Exhibits” - referenced Exhibit 10.5 – 10.8 to previous SEC filings. Added Exhibit 21.1 to include a list of Medifast, Inc’s subsidiaries.

Except as set forth above, the Original Report has not been amended, updated or otherwise modified. This Amendment includes information contained in the Original Report, and we have made no attempt in the Amendment to modify or update the disclosures presented in the Original Report, except as identified above. The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings, as information in such filings may update or supersede certain information contained in the Original Report and this Amendment. The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

In addition, in connection with filing this Amendment and pursuant to the rules of the Commission, the Company’s Chief Executive Officer and Chief Financial Officer have reissued their certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”), attached as Exhibits 31.1 and 31.2 to this Amendment, and their certifications pursuant to Section 906 of SOX, attached as Exhibits 32.1 and 32.2 to this Amendment.

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

Distribution Channels

Medifast Direct – In the direct to consumer channel, customers order Medifast product directly through the Company’s website, www.choosemedifast.com, or our in-house call center. The product is shipped directly to the customer’s home. This business is driven by an aggressive multi-media customer acquisition strategy that includes print, radio, web advertising, direct mail and television as well as public relations and social media initiatives. The Medifast Direct division focuses on targeted marketing initiatives and provides customer support through its in-house call center and nutrition support team of registered dieticians to better serve its customers. In addition, Medifast also continues to promote its use of leading web technology featuring customized meal planning and web community components. MyMedifast is a robust online community which provides a library of support articles, support forums, meal planning tools and social media functions,

Take Shape for Life™ - Take Shape for Life is the direct selling division of Medifast.  Take Shape for Life is lead by its co-founder, a physician with a background in critical care. The network consists of independent contractor health coaches, who are trained to provide coaching and support to clients on Medifast weight loss programs. Health coaches are conduits to give clients the encouragement and mentoring to assist them to successfully reach a healthy weight. Take Shape For Life programs provide a road map to empower the individual to take control of their health through better habits. Take Shape for Life offers the exclusive proprietary BeSlim® philosophy, which encourages long-term weight maintenance. Take Shape for Life also moves beyond the scope of weight loss to teach customers how to achieve optimal health through the balance of body, mind, and finances. Take Shape for Life uses the high quality, medically validated products of Medifast that have been proven safe and effective in clinical studies described on page 8 under “Clinical Research Overview.” The products are high quality because of the ingredients used which are specified to be a certain quality. Health coaches and their clients follow the Habits of Health book and companion workbook written by the Take Shape for Life co-founder to create a lifelong health optimization program. In addition to the encouragement and support of a health coach, clients of Take Shape for Life are offered a bio-network of support including website information, scheduled program support calls and access to registered dieticians via toll free telephone, email and web chats.

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

•
Bonuses – health coaches are offered several bonus opportunities, including growth bonuses, generation bonuses, elite leadership bonuses, rolling consistency bonuses, client acquisition bonuses, and customer assist bonuses. The purposes of these bonuses are to reward health coaches for successfully referring product sales to the Take Shape for Life network and to incentivize health coaches to further develop health coaches within their network. The Company pays bonuses on a monthly basis.

o
Growth bonuses are paid to health coaches that have at least five ordering clients   per month and that have generated over $1,000 in product sales per month. Monthly growth bonuses are incremental bonuses that enable health coaches to earn income on product orders placed by clients or health coaches within their network.

o
Generation bonuses are paid to health coaches that have one or more health coaches in their business that have achieved the rank of executive director. An executive director is a health coach that either generates $6,000 a month in frontline product sales to either clients or personally sponsored health coaches or personally sponsors five senior health coaches. A senior health coach is a health coach that generates at least  $1,000 a month  in group product sales from a combination of at least five personally enrolled, ordering clients, and/or health coaches, health coach teams, or a combination of both.

o	Elite leadership bonuses are paid to health coaches that have three or more health coaches in their business that have achieved the rank of executive director.
o
Rolling consistency bonuses are paid to health coaches that display frontline product sales order consistency month after month. Health coaches that generates at least $2,000 or more in frontline product sales for three consecutive months are paid a rolling consistency bonus.

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

Medifast currently offers the Medifast Weight Control Center franchise opportunity in all States except Hawaii, N. Dakota, S. Dakota, and Wisconsin under an approved franchise disclosure document (FDD). The FDD requires a successful applicant to develop a minimum of three Medifast Centers within a defined geographic area in the time frame set forth in the Area Development Agreement.

Our franchise strategy depends upon on our franchisees’ active involvement in and management of Medifast Weight Control Center operations. Candidates are reviewed for appropriate operational experience and financial stability, including specific net worth and liquidity requirements. Upon franchisee approval they shall promptly select a site for the Center and shall request Franchisor’s approval of such selection based on guidelines, terms, and conditions. On December 31, 2009 the Company had 18 franchise centers in operation in Alabama, Arizona, California and Minnesota.

A franchisees initial fee covers the cost of Company resources provided to train applicant and staff,  and determine territory for development. If a successful applicant desires to open more than three centers in the designated territory, there is an additional fee for each location over the three to be developed. The Company provides initial investment estimates in the FDD and cautions applicants considering the franchise opportunity that their actual expenses may vary from the estimates given. Legal disclosures are given and the applicant cannot sign the Agreement until he/she has had 14 days to consider the FDD.

Prior to the opening of each Medifast® Center established under the development agreement the company will provide the following initial services:
i. designate the Center’s Protected Territory,
ii. if the company has not already approved a site that the franchisee has selected before signing the Franchise Agreement, designate the area within which the franchisee will locate the Center and approve the site the franchisee has selected for the location of the Center.
iii. if the company has not already approved a site before signing the Franchise Agreement, review and approve the franchisee lease or purchase agreement for the site for the Approved Location.
iv. the company will provide the franchisee with standard plans and specifications for the build-out of the Center along with a list of equipment and improvements which the franchisee is required to purchase and install.
v. the company will provide an initial training program.
vi. the company will provide the franchisee on-site assistance and guidance for approximately three (3) to five(5) days during or close to the opening of the Center.
vii. the company will provide the franchise with online access to a password-protected, electronic version of theMedifast Weight Control Centers® Operations Manual.

No products or equipment are provided at a bargain purchase price.  In addition, the Company does not offer direct or indirect financing. We do not guarantee franchisee’s notes, leases or obligations

The Company does not currently have a purchase option included in the franchise agreement. The company does have the right of first refusal to acquire a center if the Franchisee wishes to sell or defaults in his/her/ or its obligations

Medifast Physicians –Medifast physicians have implemented the Medifast program within their practice or clinic since 1980. These physicians carry an inventory of Medifast products and resell them to patients. They also provide appropriate medical monitoring, testing, and support for patients on the program. Management estimates that more than 20,000 physicians nationwide have recommended Medifast as a treatment for their overweight patients since 1980, and over an estimated 1 million patients have used its’ products to lose and maintain their weight. Many Medifast physicians prefer not to carry inventory and resell products in their offices and take advantage of the Medifast Direct or the Take Shape for Life program to  support their patient base.

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

Clinical Research Overview

Medifast relies upon both clinical research studies that have been completed over the span of the last two decades and retrospective analysis data from its Medifast clinics to support its “clinically proven” claim. In each study conducted by Medifast, the examiner follows the scientifically recognized and approved protocols set by the Institutional Review Board (“IRB”), a committee formally designated to approve, monitor, and review biomedical and behavioral research involving humans with the aim to protect the rights and welfare of research subjects,  prior to initiating the study. Those protocols deal with the study parameters and determination of a statistically valid sample of study participants. Upon conclusion of the study, the examiner presents the proposed study conclusions with study results to IRB for independent third party review and approval for future publication or peer review. The following abstracts include both peer-reviewed research (consisting of prospective controlled clinical trials and retrospective studies) and in-house clinical data (studies 7 & 8).

For each of the below peer-reviewed publications, the reviewers were chosen by the publishing journal, and except in the case of publication #1, were not disclosed to Medifast. Each reviewer is independent and has no association with Medifast or its affiliates.

Sample sizes for the studies described below varied from 14 to 1,445 participants. The smallest study was a statistical review of patient charts, while the largest study was a retrospective review of patient charts from a weight loss clinic, which we believe allows for greater generalization of the protocol used in the clinic as an effective weight management program for those seeking weight loss. The remaining studies had sample sizes ranging from 30 to 217 participants.

Each study included a wide range of individuals as part of the study populations. All of the studies included both male and female participants, except for study no. 8 below, which included a sample of females only. Additionally, race or ethnicity was not exclusory for any of the studies and the age-range for inclusion across the studies included children, adolescents, and adults allowing for adequate generalization and support for the study conclusions. Each peer-reviewed publication included as part of its study design a sample size and power calculation to detect statistically significant and clinically meaningful differences. Moreover, well-established statistical analyses, such as Paired and Student’s T-tests; Wilcoxon signed-rank tests; Random Effects Logistic Regression; descriptive statistics (means and standard deviations) at the time of publication were used as part of the methodology and were vetted as part of the peer-review process. Conclusions drawn from the study results were further evaluated and approved as part of the peer-review process.

As a whole, commonality of results from the studies do allow general conclusions for each study’s findings principally regarding Medifast products and programs as safe and effective weight loss with improvements in blood pressure and blood lipids for otherwise healthy, obese individuals.
Study 1
Reference
Davis LM, Coleman CD, Kiel J, Rampolla J, Hutchisen T, Ford L, Anderson WS, Hanlon-Mitola A. “Efficacy of a meal replacement diet plan compared to a food-based diet plan after a period of weight loss and weight maintenance: A randomized controlled trial.” Nutritional Journal 2010, 9:11.

Purpose
To examine the effect of Medifast’s meal replacement program (MD) on body weight, body composition, and biomarkers of inflammation and oxidative stress among obese individuals following a period of weight loss and weight maintenance compared to an isocaloric, food-based diet (FB).

Research Methods
The baseline sample consisted of 90 participants (64 women, 26 men). Participants were obese (BMI >30.0 kg/m2 <50.0 kg/m2) men and women aged 18-65 who were interested in weight loss, but not actively involved in a weight loss program or losing weight. Participants with known allergies to soy, wheat, gluten and nuts were excluded from the study because some Medifast meal replacements contain these ingredients. To limit the effect of alcohol on calorie intake and its potential effect on compliance, participants were enrolled in the study if they consumed <14 alcoholic beverages per week and agreed to avoid alcohol intake during the study. Participants were not currently using appetite-affecting medications [e.g selective serotonin reuptake inhibitors (SSRIs), steroids, Ritalin], and were not pregnant or lactating. Participants were required to have a normal electrocardiogram (EKG) and lab work within the past year as well as the permission of their primary care provider to enroll in the study. Subjects were recruited using flyers, newspaper advertisements, and Craigslist.

Exclusion criteria included individuals that were actively dieting; had chronic uncontrolled health problems (not including obesity or diabetes); had a pacemaker or other internal electronic medical device; reported schizophrenia, history of bipolar disorder, or a current Major Depressive Disorder; had dependence on alcohol or sedative-hypnotic drugs (e.g. benzodiazepines); had a cognitive impairment severe enough to preclude informed consent; or who were currently taking weight loss or appetite affecting medications. Major eating disorders were screened using the Eating Attitudes Test (EAT). A score of > 30 was exclusionary.

Results
Weight loss at 16 weeks was significantly better in the Medifast group (MD) versus the food-based group (FB) (12.3% vs. 6.9%), and while significantly more weight was regained during weight maintenance on MD versus FB, overall greater weight loss was achieved on MD versus FB. Significantly more of the MD participants lost ≥5% of their initial weight at week 16 (93% vs. 55%) and week 40 (62% vs. 30%). There was no difference in satiety observed between the two groups during the weight loss phase. Significant improvements in body composition were also observed in MD participants compared to FB at week 16 and week 40. At week 40, both groups experienced improvements in biochemical outcomes and other clinical indicators.

The biochemical outcome used to measure inflammation in this study was C-reactive protein (CRP). The Both the Medifast and food-based group experienced a significant improvement in C-reactive protein (CRP) at week 40. However, when a dichotomous variable was used to characterize baseline CRP levels as low or high, the only sub-group to experience a significant decrease over the 40 weeks was the Medifast group with high baseline CRP levels. The conclusion regarding reduction (i.e. improvement) in inflammation was based on these results.

The biochemical outcome used to measure oxidative stress in this study was urine lipid peroxides (ULP). The Medifast group experienced a significant decrease in ULP at week 40 whereas the food-based group did not. Additionally, when regression analysis was used to further examine the relationship between ULP at week 40, there was a significant mean decrease over time in the Medifast group that was not found for the food-based group. The conclusion regarding reduction (i.e. improvement) in oxidative stress was based on these results.

Conclusion:
Our data suggest that the meal replacement diet plan evaluated was an effective strategy for producing robust initial weight loss and for achieving improvements in a number of health-related parameters during weight maintenance, including inflammation and oxidative stress, two key factors more recently shown to underlie our most common chronic diseases.

This research was funded by Medifast, Inc., Owings Mills, MD.

The 16 week results of this study were presented at Experimental Biology, 2009.The 40 week results were presented at the Food and Nutrition Conference and Expo, 2009.

Journal Description:
Nutrition Journal is an open access, peer-reviewed, online journal that considers manuscripts within the field of human nutrition. The assumed viewer base is nutrition professionals and researchers. The audience size is not available.
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

Research Methods
Participants were men and women aged 18 to 70, diagnosed by standard criteria with type 2 diabetes at least 3 months prior to enrollment, and were overweight or obese, with a BMI of 25 to 40 kg/m2. If they were currently taking medications to control diabetes, a stable dose for at least 3 months prior to randomization was required. Participants needed the permission of their primary care provider and a normal EKG or abnormalities that were deemed medically acceptable.

Individuals with uncontrolled health problems (aside from obesity and diabetes), type 1 diabetes, bulimia nervosa, laxative/substance abuse, alcohol intake > 10 drinks per week, or an uncontrolled psychiatric disorder (e.g., major depression, bipolar disorder) were excluded. Depression was assessed using the Beck Depression Inventory; a score of >15 was exclusionary. Major eating disorders were screened using the Eating Attitudes Test (EAT). A score of >30 was exclusionary. Use of appetite-affecting medications (e.g., certain antidepressants, steroids) unless on a stable dose for >3 months or weight loss drugs were excluded, as were women who were lactating, pregnant, or seeking pregnancy.

One hundred twenty-six overweight or obese adults with type 2 diabetes desiring weight loss were recruited by poster and newspaper announcements and screened during 2002 and 2003. One hundred nineteen individuals (53 men, 66 women) were enrolled, stratified by gender and BMI (≥25 and <30, ≥30 and <35, and ≥35 and <40), then randomized using block sequences chosen by a random-number generator (with allocation revealed when the participants were assigned to a group by the study coordinator). Seven participants withdrew immediately following screening, for a final sample of 112 (49 men, 63 women).

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

Of the 112 participants who began the diet, 48 completed the 34-week active weight loss phase (31 of 54 from the PCD group and 17 of 58 from the SD group: 57.4% vs. 29.3%). After the 34-week active phase, weight loss amongst completers was 6.84% (7.3 ± 6.2 kg) on the PCD vs. 3.70% (3.7 ± 3.2 kg) on the SD. Nineteen of 31 (61.3%) PCD participants lost ≥5% of their initial body weight vs. 4 of 17 (23.5%) SD participants. Nine of 31 (29.03%) PCD participants lost ≥10% vs. 1 of 17 (5.88%) SD participants. BMI was significantly reduced in both groups at 34 weeks, but the change in BMI was significantly greater in the PCD vs. SD group.

Significantly more PCD participants were able to reduce their use of medications to control type 2 diabetes after 34 weeks. Of those participants beginning the study using medications for blood glucose control, 7 of 29 (24.1%) PCD participants reduced their use of medications compared to 0 of 13 (0%) SD participants.

Conclusion:
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

Journal Description:
The Diabetes Educator (TDE) is the official journal of the American Association of Diabetes Educators (AADE). It is a peer-reviewed journal intended to serve as a reference source for the science and art of diabetes management. TDE publishes original articles that relate to aspects of patient care and education, clinical practice and/or research, and the multidisciplinary profession of diabetes education as represented by nurses, dietitians, physicians, pharmacists, mental health professionals, podiatrists, and exercise physiologists.

Thomson Reuters 2008 Journal Citation Reports®
2008 Ranking: 77/93 in Endocrinology & Metabolism
2008 Impact Factor: 1.761
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

Research Methods
This study provides a systematic clinical program evaluation of weight loss data from a medically-supervised weight control clinic. Data were obtained from clinic medical charts. The objective was to determine the clinical outcomes of a combined diet and medication protocol using Medifast Meal Replacement Supplements (MMRS) in conjunction with Appetite Suppressant Medications (ASM) under medical supervision. De-identified data were analyzed by researchers from the University of Missouri - Kansas City (UMKC). The protocol for this study was approved by the Social Sciences Institutional Review Board at UMKC.

Participants were part of a fee-based medical clinic for the purpose of losing weight using a diet-medication protocol. Exclusion criteria from this study included enrollment in treatment for less than 12 weeks, less than 18 years of age, current use of MAO inhibitors, cardiac disease, severe hypertension, kidney disease, renal failure, asthma, liver disease, cancer therapy and eating disorders. All exclusion criteria were assessed during the initial patient’s history and physical exam and recorded in their chart. All clinical exams were conducted by a physician or nurse practitioner. Clinical and weight loss data were derived from a total of 1,445 patient medical charts that were not excluded based on the criteria previously presented from a total sampling pool of approximately 9,948 records. Data were extracted by trained research assistants and only relevant clinical data and limited demographic information were collected in a manner so as to protect the identity of patients. Characteristics of the resulting sample of patients are presented below.

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

Conclusions
The combination of Medifast meal replacements and appetite suppressant medication produced weight loss results that were better that those typically reported for obesity pharmacotherapy in both short- and long-term studies, and also better than those reported for partial meal-replacement programs.

This study was published in the June 2008 issue of Eating and Weight Disorders. Results of this study were presented at the American Society of Bariatric Physicians’ annual meeting in May 2007.

Journal Description:
Eating and Weight Disorders - Studies on Anorexia, Bulimia and Obesity is a scientific journal whose main purpose is to create an international forum devoted to the several sectors of eating disorders and obesity and the significant relations between them.
Study 4
Reference
Davis LM, Coleman CD, Andersen WS, Cheskin LJ. “The effect of metabolism-boosting beverages on 24-hr energy expenditure.” The Open Nutrition Journal. 2:37-41; 2008.

Purpose
To test the effect of thermogenic meal-replacement beverages (TMRB) containing 90 mg of EGCG and 100 mg of caffeine on resting energy expenditure (REE).

Research Methods
Thirty adults (19 women, 11 men between the ages of 18 and 65 years) were stratified into 3 groups: lean (n=10, BMI 21.5 ± 2.1); overweight/obese (OW) (n=10, BMI 29.8 ± 2.7); or weight maintainers (WM) (n=10, BMI 28.8 ± 4.0). WM had maintained a weight loss of  >5% for at least a 3-month period. Following an overnight fast, baseline measurements, including REE via indirect calorimetry, were performed. Exclusion criteria included current cigarette smoking, consuming >14 alcoholic beverages per week (or any the day prior to study days), chronic uncontrolled health problems (not including obesity or diabetes); drug or alcohol dependence, mental illness (schizophrenia, bipolar disorder, current major depressive disorder), taking medications that would affect appetite or metabolism (e.g. steroids, Ritalin); active dieting; pregnancy or lactation; and allergy to wheat, gluten, soy or nuts.

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

Conclusion:
The study results show that ingestion of thermogenic meal-replacement beverages increase resting energy metabolism and decreases appetite. The findings strongly suggest TMRBs are a promising weight-control tool. These decreases in energy intake and increases in energy expenditure may translate into more sustainable weight loss and weight maintenance in both the short- and long-term.

This study was presented as a poster session at Experimental Biology, 2008.

Journal Description:
The Open Nutrition Journal is an Open Access online journal, which publishes research articles, reviews, and letters in all areas of experimental and clinical nutrition research. The articles printed in this journal are accessible to anyone and everyone.
Study 5
Reference
Cheskin LJ, et al. “A RCT comparing balanced energy deficit diets with or without meal replacements for weight loss and maintenance among children dieting alone or with a parent.” Johns Hopkins Bloomberg School of Public Health, Center for Human Nutrition, Department of International Health.

Purpose
To compare the safety and efficacy of supplemental Medifast portion-controlled meal replacements (MRs) to a USDA Food Guide Pyramid-based diet among children dieting alone or with a parent.

Research Methods
80 overweight (BMI > 95th percentile on BMI-for-age growth charts) boys and girls between the ages of 8 and 15 years and 40 parents were recruited from the Greater Baltimore area by newspaper ad to participate in an 18 mos. randomized controlled trial with a 6-month weight loss phase and a 1-year maintenance phase to compare the safety and efficacy of Medifast MRs to a standard diet without MRs. Both weight-loss diets (MR and USDA) were 20% energy-restricted (~500 kcal deficit). Those randomized to the MR diet incorporated 3 MRs/d during the  active weight loss phase and 2 MRs/d during the maintenance phase. Subjects were further randomized to dieting alone or with a parent.

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

Conclusions
Among overweight 8 – 15 y.o. children, dieting with or without a parent, meal replacements were as safe and effective as a USDA food-based diet for weight loss and maintenance. BMI percentile in children on the meal replacement (MR) diet decreased 2.2% at 6 months and 2.4% at 18 months. Body fat in children on the MR diet decreased 5.9% at 6 months and 5.3% at 18 months. The study results for children on the food-based (FB) diet saw comparable decreases in BMI percentile and body fat percentage. Similar results were seen with other anthropometrics studied. Dieting with a parent also made no difference in weight outcomes. The safety of an MR diet in children was determined by the absence of adverse events in the children during the entire 18 month period of the study. It was determined from these data that an MR diet in children was both safe and efficacious.

This study was presented as a poster session at Experimental Biology, 2007.

Journal Description:
Founded in 1912, the Federation of American Societies for Experimental Biology (FASEB) was originally created by three independent scientific organizations to provide a forum in which to hold educational meetings, develop publications, and disseminate biological research results. FASEB publishes its own journal as well as helps other non-profit organizations publish their own journals. FASEB aims to provide a wealth of information not just to scientific organizations, but also to the general public, so that more people remain informed about the issues and policies affecting the advancement of biological and biomedical sciences.
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

Research Methods
A total of 47 subjects were enrolled in the study. Patients were considered eligible for the trial if they were over the age of 18, and were considered overweight or obese based on body mass index (BMI) > 25.0 kg/m2.

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

Conclusions
The study demonstrated that a carbohydrate- and fat restricted program supplemented by a natural appetite suppressant can lead to progressive weight loss of comparable value to prescribed pharmacologic agents at the time of study. Patients experienced statistically significant decreases in overall body weight, percent body fat, BMI, lean body mass, total body water, and both systolic and diastolic blood pressure.

Journal Description:
American Society of Bariatric Physicians (ASBP) is a leading national professional organization providing physicians and other health professionals with education in the medical management of weight loss and related medical conditions.
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

Results/Conclusions
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

Results/Conclusions
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

Research Methods
Obese, postmenopausal Caucasian women in the greater Burlington, Vermont area were recruited by local advertisement. A total of 491 obese women were screened, of which 38 were heterozygotes for the Trp64Arg variant (allele frequency 0.10). Of this initial cohort, 24 obese women (1 Arg64Arg homozygote, 10 Trp64Arg heterozygotes, and 13 normal homozygotes) completed the weight loss program. Inclusion criteria were the cessation of menstruation for at least 1 year, a BMI >27 kg/m2, and physical inactivity. Women also had to be nonsmokers and nondiabetic. Other exclusion criteria included atherosclerosis, hypertension (diastolic blood pressure >90 mmHg), orthopedic limitations or history of fractures, weight loss/gain over the previous 6 months, or thyroid or pituitary disease. Screening for the presence of the Trp64Arg variant was performed after subjects gave their informed consent.

Results
No baseline differences were noted in adiposity measurements, glucose disposal, and lipid profiles among carriers and noncarriers of the variant allele. Whether women were carriers or noncarriers of the Trp64Arg allele, significant weight loss (-16.4 ± 5.0kg vs. -14.1 ± 6.2kg, NS) and reductions in body fat (-10.0 ± 5.2 vs. -11.5 ± 3.9kg, NS) were observed in response to a calorie-restricted program with or without Medifast.
However, loss of visceral adipose tissue was 43% lower in carriers of the Trp64Arg allele compared with noncarriers (–46 ± 27 vs. –81 ± 51 cm2, P = 0.05). Furthermore, there was less improvement in the total cholesterol–to–HDL cholesterol ratio (–0.18 ± 0.54 vs. -0.72 ± 0.56, P = 0.04) in carriers compared with noncarriers of the allele. Although glucose disposal improved in both groups, there was no difference in the magnitude of improvement between carriers and noncarriers of the variant allele.

Conclusion:
Older women carrying the Trp64Arg B3-adrenoceptor gene variant have an impaired capacity to lose visceral adipose tissue in response to a calorie-restricted diet.

Journal Description:
Diabetes publishes original research about the physiology and pathophysiology of diabetes mellitus. Submitted manuscripts can report any aspect of laboratory, animal, or human research. Emphasis is on investigative reports focusing on areas such as the pathogenesis of diabetes and its complications, normal and pathologic pancreatic islet function and intermediary metabolism, pharmacological mechanisms of drug and hormone action, and biochemical and molecular aspects of normal and abnormal biological processes.

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
Director of Nutrition at the Hershey Company

David Allison, Ph.D.
Professor and Head of the University of Alabama at Birmingham

Kerry Stewart, Ed.D., FAHA, FAACVPR, FACSM, FSGC
Professor of Medicine and Director of the Clinical and Research Exercise Physiology Program at the Johns Hopkins University School of Medicine.

COMPETITION

There are many different kinds of diet products and programs within the weight loss industry. These include a wide variety of commercial weight loss programs, pharmaceutical products, weight loss books, self-help diets, dietary supplements, appetite suppressants and meal replacement shakes and bars. Medifast’s identified peers and competitors in the general health and wellness diet industry are NutriSystem Inc., eDiets.com, Herbalife Ltd., USANA Health Sciences, Nu Skin Enterprises, NBTY Inc., and Weight Watchers International Inc.

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

Medifast nutritional products are formulated with high-quality, low-calorie, and low-fat ingredients. Many Medifast products are soy based and contain 24 vitamins and minerals, as well as other nutrients essential for good health. The Company uses Solae® brand soy protein, which is a high-quality complete protein derived from soybeans. Medifast also compliments its offerings with several whey-based products. Regardless of the protein source used to make Medifast products (soy or whey), it  is of the highest quality with a PDCAAS score of 1.0. Most Medifast Products are Orthodox Union Kosher which denotes a quality standard that is above most products in its class. Many of the Medifast Products are also designated “Halal” by the American Islamic Council of America.

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

MARKETING

In 2009, the Medifast Direct channel continued to build and leverage its core Medifast brand through multiple marketing strategies to its target audiences. Customer acquisition strategies include national advertising in print magazines, television commercials, web advertising, direct mailings, radio commercials, and DJ testimonials. In addition, the Company executed strategic public relations efforts to secure local and national editorial placements to raise brand awareness.  These mediums were used to target new customers by stressing Medifast's quick, easy and safe approach to weight management. The Company invested in two celebrity contracts with preliminary marketing and media campaigns launching in late 2007 and extending into 2009, and added a third celebrity in 2009 running through 2010. Direct mail campaigns, e-mail newsletters and outbound calling programs were utilized to reactivate, encourage and support existing customers. Medifast continued to enhance the Medifast website including adding features in the “My Medifast” community which offers meal planning, community message boards, blogs and a robust library of information. The Company also continued to feature customer blogs on the website for potential customers to interact with loyal Medifast customers. Late in 2007, the Company launched an auto ship loyalty program where customers receive discounts and rewards with automatic shipments of Medifast Meals on a monthly basis. Both the MyMedifast community enhancements and Auto-ship programs contribute to the retention of Medifast customer through improved compliance with the program.

The Company also distributes its products through the Take Shape for Life network of independent health coaches, which is a form of person-to-person direct selling. Take Shape for Life health coaches refer clients to their replicated website or to the Company’s in-house call center to purchase product. The client purchases the Medifast product and it is shipped directly to their home or designated address. Our health coaches do not handle payment and are not required to hold inventory for resale. In addition, our health coaches pay the same price for product as their clients. There are no special product discounts for health coaches. The concept of network marketing is based on the strength of personal recommendations from friends, co-workers, neighbors, or close acquaintances who frequently have successfully utilized the Medifast weight loss program.  Our health coaches provide coaching and support to their clients throughout the weight loss and weight maintenance process while the client remains on the Program.

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

MANUFACTURING

Jason Pharmaceuticals, Inc., the Company’s wholly owned manufacturing subsidiary, produces over 65% of the Medifast products in a state-of-the-art food and pharmaceutical-grade facility in Owings Mills, Maryland. Management purchased the plant in July 2002 for $3.4 million.  The Company has also invested in increasing production capacity with the purchase of two additional manufacturing lines and a larger capacity blender. The lines have significantly improved the Company's production capability, while also improving its overall efficiencies. The remaining 35% of our products are manufactured by third party vendors in accordance with Medifast proprietary formulas and utilizing prescribed ingredients.

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

AVAILABLE INFORMATION

All periodic and current reports, registration statements, code of conduct, code of ethics and other material that the Company is required to file with the Securities and Exchange Commission (“SEC”), including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act Reports”). These materials are available free of charge through the Company’s investor relations page at www.ChooseMedifast.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. The Company’s Internet web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K/A. The Company will furnish without charge a copy of the Company’s Annual Report on Form 10-K/A, including the financial statements and schedules thereto, to any person requesting in writing and stating that he or she is the beneficial owner of Common Shares of the Company.

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

The following discussion should be read in conjunction with the financial information included elsewhere in this Annual Report on Form 10-K

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

Revenue Recognition.  Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and returns upon shipment and passing of risk to the customer and when estimates of are reasonably determinable, collection is reasonably assured and the Company has no further performance obligations.

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

Allowance for doubtful accounts.  In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors including the aging of the receivable portfolio, customer payment trends, and financial condition of the customer, industry conditions and overall credibility of the customer.  Actual amounts could differ significantly from our estima

Background:

The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products.  Medifast, Inc.’s product lines include meal replacements and vitamins.   Our products and services are sold to weight loss program participates primarily via the Internet, telephone, and brick and mortar clinics.   Customers of our health coaches in the Take Shape for Life person-to-person direct sales channel are directed to order our products through either the Internet or through the Company’s in-house call center.  Our meal replacement food items have accounted for 95% of our revenues for each of the years ended December 31, 2009 and 2008 and 96% in 2007. Program sales in our Medifast Weight Control Center channel accounted for 2.6% of revenues in 2009 and 2008 and 1.9% in 2007.  No other product or service has accounted for more than 1% of consolidated revenue in any of the last three years.

Revenue consists primarily of meal replacement food sales. For the year ended December 31, 2009,total  revenue increased to $165.6 million  as compared to $105.4 million in 2008, an increase of $60.2 million or 57%. The Take Shape for Life sales channel accounted for 61% of total revenue, direct response marketing 28%, Medifast Weight Control Centers 10%, and Doctors 1%.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to spend in the Medifast Direct channel, number of active health coaches and average revenue per health coach per month in the Take Shape for Life channel, and average same store sales improvement  for the Medifast Weigh Control Center channel.

In 2009 we continued to see very strong growth and improvement in: Take Shape for Life; Medifast Direct, and Medifast Weight Control Centers.  Take Shape for Life revenue increased 101% to $100.4 million compared with $49.8 million in 2008.   Growth in revenues for the segment was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during 2009 increased to approximately 6,000 compared with 3,400 during the period a year ago, an increase of 76%. The number of active health coaches represents the number of health coaches receiving income from a product sale in the last month of the quarter. In addition, the average revenue per health coach per month increased from approximately $1,510 in 2008 to $1,725 in 2009, an increase of 14%.  As the number of active health coaches increase, the Company receives additional sales proceeds from product referrals, approximately $1,725 in product referrals per month for the average coach in 2009

The Medifast Direct Sales division sales increased 7% to $47 million as compared with $44 million in 2008, and increase of $3 million.  Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates, the company experienced a 2.7 to 1 return on advertising spend during 2009 as compared to 2.5 to 1 in 2008.

The Medifast Weight Control Centers experienced revenue growth of 93% versus the same time period last year.  Revenue increased due to the opening of seven new centers throughout 2009, a 20% increase in the same store sales for Centers open for greater than one year, and the launch of the franchise opportunity.  The Company is continuing to focus on improved advertising effectiveness, improved closing rates on walk-in sales, as well as the hiring of more experienced clinic personnel

As all of our sales divisions continue to grow, there will be increasing demands on our infrastructure.  The increased demands could cause long hold times in the call center as well as delays on our website.  In addition, there could be delays in order processing, packaging and shipping.  We could run out of a majority of our inventory if product sales growth exceeded our production capacity.  In order to mitigate these risks, a key focus for Medifast in 2010 and 2011 will be investing in infrastructure to ensure that the Company can support the revenue growth of each of our sales divisions. This will include a new Distribution Center to better service our West Coast customers and increase the maximum number of orders the Company can ship daily, new machinery to increase our production capacity to support sales growth, an improved web platform for all our sales divisions, and expansion to an additional call center location to handle additional call volume.

CONSOLIDATED RESULTS OF OPERATIONS
 2009 COMPARISON WITH 2008

OPERATING

Sales
    Revenue increased to $165.6 million in 2009 as compared to $105.4 million in 2008, an increase of $60.2 million or 57%. The Take Shape for Life sales channel accounted for 61% of total revenue, Medifast Direct Channel 28%, Medifast Weight Control Centers, brick-and-mortar clinics 10%, and and Doctors 1%.  Take Shape for Life sales, which are fueled by person-to-person direct selling and successful health coaches building their networks and supporting increased sales of $50.5 million or 101% year-over-year.   The Company’s Medifast Weight Control Center clinic division, increased sales $7.8 million or 93% compared to 2008.  Same store sales increased by 20% for Centers open greater than one year.   The Medifast Direct sales channel, which is fueled primarily by consumer advertising, increased revenues $3 million or 7% year-over year on $400,000 less advertising spend.

Take Shape for Life revenue increased 101% to $100.4 million compared with $49.8 million in 2008.   Growth in revenues for the segment was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during 2009 increased to approximately 6,000 compared with 3,400 during the period a year ago, an increase of 76%.  The number of active health coaches represents the number of health coaches receiving income from a product sale in the last month of the quarter In addition, the average revenue per health coach per month increased from approximately $1,510 in 2008 to $1,725 in 2009, an increase of 14%.  As the number of active health coaches increase, the Company receives additional sales proceeds from product referrals, approximately $1,725 in product referrals per month for the average coach in 2009. We continue to see the benefits of a physician-lead network of coaches that are able to support their clients in their weight-loss efforts.   In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of health coaches helping others to lose weight as a result of one-on-one communication and support continues its rapid growth. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active health coaches.   Becoming a health coach is a business opportunity that has a low start up cost, does not require the holding of inventory as all orders are shipped from the company to the end consumer.   In the current economic environment, many people are looking for supplemental income to assist in paying the car payment or mortgage, and becoming a health coach allows for supplemental income in the form of commission compensation on product sales. In addition the health coach supports customer needs by providing education on the program and assisting customers in selecting the right products and programs using clinically proven Medifast products and protocols. Take Shape for Life has assisted thousands of overweight and obese customers regain their health and wellbeing while creating a national bionetwork of activist health coaches who are combating the epidemic of Obesity in America.

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

The Medifast Direct  channel sales increased 7% to $47 million as compared with $44 million in 2008, and increase of $3 million.  Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates the company experienced a 2.7 to 1 return on advertising spend during 2009 as compared to 2.5 to 1 in 2008.  This resulted in $400,000 less advertising spend driving an additional $3 million in sales as compared to prior year.  This improvement in advertising effectiveness was a key profitability driver in 2009.

Cost of Goods Sold
Cost of revenue increased $15 million to $40.3 million in 2009 from $25.3 million in 2008.  As a percentage of sales, cost of goods sold increased slightly to 24.3% from 24% in 2008.  The 0.3% decrease in gross margin in 2009 as compared to 2008 resulted in a $497,000 decline in gross margin based on 2009 sales volume of $165.6 million.  The gross margin decline was the result of improved labor and overhead absorption of $180,000 offset by the annual standard cost update which reduced the cost of finished goods due to reduced raw material and packaging costs, and negatively impacted gross margin by $677,000.    Cost of sales as a percentage of net sales for the twelve month period ended December 31, 2009 remained relatively constant as a result of our fixed cost of manufacturing being spread over the number of units sold.

The cost of each unit sold will improve gross margin in the upcoming year, if sales continue to increase and we leverage our ability to increase output with minimal increase in fixed cost.  We have the capacity and ability to significantly increase production with our current infrastructure.  In addition, we have increased a focus on improving our labor, and production efficiencies.

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

 During the audit of the Company’s financial statement for the year-ended December 31, 2009, Management of Medifast, Inc. was first advised by Friedman, LLP, the Company’s independent registered public accounting firm, that an error existed in its deferred tax account balances due to timing differences resulting between depreciation expense for tax purposes versus financial statement purposes. Those tax returns prepared by the tax divisions of the audit firms responsible for the financial statement opinion in a given year, Bagell Josephs, Levine & Company, LLC, resulted in reduced taxes for Medifast, Inc. for the pertinent years.

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

The cumulative affect of the restatements for years December 31, 2006, 2007, and 2008 do not have a material impact on the financial condition of the Company in the opinion of Management and the Audit Committee as illustrated by key balance sheet ratios on the December 31, 2009 balance sheet as presented below:

Consolidated Balance Sheet	(Unaudited)	(Audited)
For the Year Ended December 31, 2009	As Previously Reported	As Restated

Total Current Assets	34,967,000	34,730,000
Total Assets	64,140,000	62,755,000
Total Current Liabilities	5,764,000	6,183,000
Total Liabilities	11,208,000	13,180,000
Total Stockholder's Equity	52,932,000	49,575,000
Total Liabilities and Shareholder's Equity	64,140,000	62,755,000

Key Balance Sheet Financial Ratios
For the Year Ended December 31, 2009

Current Ratio	6.1 to 1	5.6 to 1
Quick Ratio	4.1 to 1	3.8 to 1
Debt to Equity Ratio	.12 to 1	.12 to 1
Return on Equity	22.6%	24.0%
Return on Assets	18.7%	19.0%

Net income
 Net income was $12.0 million in 2009 as compared to $4.8 million in 2008, an increase of 147%.    The improved profitability in 2009 is due to sales growth in the Take Shape for Life division Medifast Weight Control Centers, and Medifast Direct sales channel as well as improved advertising effectiveness in the Medifast Direct sales channel, gross margin improvement as well as leveraging the fixed costs associated with our vertically-integrated support structure.

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

In the year ended December 31, 2009, net cash used in investing activities was $7,932,000, which primarily consisted of the purchase of property and equipment.  The increase in property and equipment relates to the building of a large amount of infrastructure in 2009 to support growth.  This included the opening of seven new Medifast Weight Control Center locations, development of a point-of-sale system for the Medifast Weight Control Centers, continued development of a new web shopping platform for the Medifast Direct  channel, new software system for our Take Shape for Life division, ERP enhancements, IT infrastructure to support new systems, phone system upgrades, and leasehold improvements to manufacturing and distribution facilities to support future growth.

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

2008 COMPARISON WITH 2007

OPERATING

Revenue:
Revenue increased to $105.4 million in 2008 as compared to $83.8 million in 2007, an increase of $21.6 million or 26%. The Take Shape for Life sales channel accounted for 47% of total revenue, Medifast Direct channel 42%, Medifast Weight Control Centers, brick-and-mortar clinics 10% and Doctors 1%.  Take Shape for Life sales, which are fueled by person-to-person recruiting and support increased by 79% year-over-year.   The Company’s Medifast Weight Control Center clinic division , increased sales by 68% as compared to 2007 due to the opening of new clinics in 2008.  The Medifast Direct  channel, which is fueled primarily by consumer advertising, decreased revenues by approximately 6% year-over year on less advertising spend.  The Company’s doctor’s sales decreased by 24% compared to 2007 due to certain doctors transitioning to the professional division of Take Shape for Life.  In our Doctors division, Doctors order Medifast product directly from the Company and distribute to their patients as part of a weight loss program with doctor oversight.  As Medifast has over 75 different products, a portion of doctors and other health care providers are transitioning to the Take Shape for Life division in which they refer patients to the Medifast program, the patient orders either on the Take Shape for Life website or through the Company’s  in-house call center, and the order is shipped directly to the end consumer.  The Health Care provider receives a commission on product orders referred in the Take Shape for Life network.  It should be noted that doctors and health care providers receive the same compensation that health coaches receive for any product orders referred in the Take Shape for Life Network.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had stockholders’ equity of $35.2 million and working capital of $12,.6 million on December 31, 2008 compared with $30.1 million and $8 million at December 31, 2007, respectively.  The $5.1 million net increase in stockholder’s equity reflects $4.8 million in 2008 profits as well as equity transactions as outlined in the “Consolidated Statement of Changes in Stockholders’ Equity and accumulated other comprehensive income (loss).” The Company’s cash and cash equivalents position decreased from $2.2 million at December 31, 2007 to $1.8 million at December 31, 2008.  The decrease is due to large inventory purchases in the fourth quarter of 2008 to include ten new meal replacement bars as well as an increase in inventory levels in preparation for the “diet” season beginning in January 2009.  In addition, the Company’s capital expenditures increased by approximately $2.3 million in 2008 as compared to 2007.  In 2008, capital expenditures included the opening of ten new Medifast Weight Control Centers, development of a point-of-sale system for the Clinics, development of a new web shopping platform for the Medifast Direct channel, new software system for our Take Shape for Life division, ERP enhancements, and phone system upgrades.

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

In the year ended December 31, 2008, net cash used in investing activities was $7,313,000, which primarily consisted of the purchase of property and equipment.  The increase in property and equipment relates to the building of a large amount of infrastructure in 2008 to support growth.  This included the opening of ten new Medifast Weight Control Center locations, development of a point-of-sale system for the Medifast Weight Control Centers, development of a new web shopping platform for the Medifast Direct channel, new software system for our Take Shape for Life division, ERP enhancements, IT infrastructure to support new systems, phone system upgrades, and leasehold improvements to manufacturing and distribution facilities to support future growth.

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
2009

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
2005

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
1998

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
2009

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

Michael S. McDevitt, age 32, is the Chief Executive Officer of Medifast, Inc. Prior to joining the company in June, 2002, he was a Senior Analyst for the Blackstone Group, a private equity group in New York City.	2007
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

2009
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
2008

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

Total direct compensation which includes base pay, annual cash incentive and stock-based long-term incentive is measured against organizations the general industry. In general, there are different kinds of diet products and programs within the weight loss industry.  These include a wide variety of commercial weight loss programs, pharmaceutical products, weight loss books, self-help diets, dietary supplements, appetite suppressants and meal replacement shakes and bars.  Some of our competitors are substantially larger than we are, and have considerably greater financial resources than we have. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining executive leadership with an attractive compensation package.. Medifast, Inc. targets total direct compensation for each executive officer near median for organizations in the general industry. The mix of pay (base pay, annual cash incentive and long-term incentive) is designed to reflect a strong bias towards pay for performance by placing a majority of target compensation at risk. The only element of total direct compensation that is not performance based is base pay. Both annual cash incentive and long-term incentive are performance based.

Elements of Executive Compensation

Base Salary

Our base salary determinations principally reflect the skills and performance levels of individual executives, the needs of the Company, and pay practices of comparable public companies within the general health and wellness diet industry.  Medifast’s identified peers in the general health and wellness diet industry are NutriSystem Inc., eDiets.com, Herbalife Ltd., USANA Health Sciences, Nu Skin Enterprises, NBTY Inc., and Weight Watchers International Inc. It is not our policy to pay our executive officers at the highest base salary level. Instead, we establish executive base salaries below the midpoint level relative to our peers. We believe this policy sets a prudent and fiscally responsible tone for the Company’s overall base salary compensation programs. Please refer to the discussion below under “Peer Group” for a more detailed discussion of our use of peer group and general industry revenue data.

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

Peer Group

We believe that it is appropriate to offer industry competitive cash and equity compensation to our senior executives in support of our objective to assemble and maintain a high performing management team. Our current level of compensation for our executive officers was compared to compensation paid by an industry peer group approved by the Committee. The criteria used to identify the peer group were: (1) industry — we compete for talent with other healthy living and wellness companies and general industry companies of similar and larger size; and (2) financial scope — our management talent should be compensated similar to that of companies of a similar and larger size in terms of revenues. For 2009, the peer group was comprised of seven corporations identified under Base Salary above. The peer group revenue range is from $20 million to $2.6 billion with a median revenue of $1.2 billion for 2009.  The peer group revenue percent change ranged from a decline of 24.3% to an increase of 18.5%, with a median revenue decline of 1.5% in 2009.

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

		Salary	Stock Awards	Option Awards	Bonus	Nonqualified Deferred Compensation Contributions	All Other	Total
Name and Pricipal Position	Year	($)	($)(1)	($)(1)	($)(2)	($)	($)(3)	($)
Bradley T. MacDonald	2009	$225,000	$331,000	-	$235,000		$3,600	$794,600
Chairman of the Board	2008	225,000	107,000	-	-	100,000	6,700	438,700
	2007	225,000	-	-	-	100,000	6,600	331,600

Michael S. McDevitt	2009	185,000	639,000	-	410,000		5,800	1,239,800
Chief Executive and CFO	2008	135,000	450,000	-	75,000		2,700	662,700
	2007	135,000	289,000	-	75,000		2,500	501,500

Leo V. Williams	2009	135,000	-	-	85,000		4,600	224,600
Executive Vice President	2008	132,500	-	-	25,000		2,900	160,400
	2007	132,500	-	-	25,000		1,900	159,400

Margaret Sheetz	2009	155,000	531,000	-	350,000		4,900	1,040,900
Chief Operating Officer, President	2008	100,000	372,000	-	50,000		3,000	525,000
	2007	100,000	237,000	-	50,000		2,900	389,900

Brendan N. Connors	2009	125,000	167,000	-	117,000		3,900	412,900
VP of Finance	2008	99,000	101,000	-	20,000		3,000	223,000
	2007	99,000	47,000	-	20,000		2,900	168,900

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

Name and Address of 5% Beneficial Owner	Shares Beneficially Owned (1)	Percent of Outstanding Common Stock

FMR, LLC 82 Devonshire Street Boston, MA 02109	1,185,000	7.7%

Wellington Management Company, LLP 75 State Street Boston, MA 02109	835,832	5.42%

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

See Index to the Consolidated Financial Statements on page 64 of this Annual Report

2.	Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3.	Exhibits

Reference is made to the Exhibit Index on page 64 of this Annual Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.

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

As discussed above, the consolidated financial statements of Medifast, Inc and subsidiaries were audited by other auditors who have ceased operations.  As discussed in Note 17, these financial statements have been restated.  We audited the adjustments described in Note 17 that were applied to restate the December 31, 2008 and 2007 consolidated financial statements.  In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2008 and 2007 consolidated financial statements of the Company other than with respect to such adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2008 and 2007 consolidated financial statements taken as a whole.

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

/s/ Friedman LLP
Marlton, New Jersey
March 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Medifast, Inc.

Owing Mills, Maryland 21117

We have audited before the effects of the adjustment for the correction for the error described in Note 17 the accompanying consolidated balance sheet of Medifast, Inc. as of December 31, 2008, and the related consolidated statements of income, changes in stockholders’ equity and accumulated other comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008.  Medifast, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, except for the error described in Note 17, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medifast, Inc. as of December 31, 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 17 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by Friedman, LLP.

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

The accompanying notes are an integra part of these consolidated financial statements

Medifast, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008, 2007

1.  BACKGROUND

Nature of the Business

Medifast, Inc. (the "Company” or “Medifast” is a Delaware corporation, incorporated in 1980. The Company’s operations are primarily conducted through six of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc. ("Jason"), Take Shape for Life, Inc. (“TSFL”), Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, and Seven Crondall, LLC.  The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products.  Medifast, Inc.’s product lines include weight and disease management, and meal replacement products manufactured in a modern, FDA approved facility in Owings Mills, Maryland.

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

7.  TRADEMARKS AND INTANGIBLES

	As of December 31, 2009		As of December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$8,567,000	$6,086,000	$8,332,000	$4,649,000
Non-compete agreements	840,000	840,000	840,000	840,000
Trademarks, patents, and copyrights
finite life	1,622,000	926,000	1,622,000	685,000
infinite life	927,000	-	927,000	-

Total	$11,956,000	$7,852,000	$11,721,000	$6,174,000

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Customer lists	$1,392,000	$1,584,000	$1,096,000
Non-compete agreements	-	-	-
Trademarks, patents, and copyrights	241,000	239,000	236,000

Total trademarks and intangibles	$1,633,000	$1,823,000	$1,332,000

Amortization expense is included in selling, general and administrative expenses.

The estimated future amortization expense of trademarks and intangible assets is as follows:

2010	1,182,000
2011	1,181,000
2012	746,000
2013	63,000
2014	5,000

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2009	2008
Trade payables	$2,011,000	$3,658,000
Sales commissions payable	2,645,000	1,303,000
Accrued payroll and related taxes	312,000	169,000
Total	$4,968,000	$5,130,000

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

INDEX TO EXHIBITS

No.
3.1	Certificate of Incorporation of the Company and amendments thereto

3.2	By-Laws of the Company- Amended

10.1	1993 Stock Option Plan of the Company as amended*

10.3	Lease relating to the Company's Owings Mills, Maryland facility**

10.4	Employment agreement with Bradley T. MacDonald***

10.5	Employment agreement with Bradley T. MacDonald signed February 8, 2006 ***

10.6	Employment agreement with Michael S. McDevitt signed February 8, 2006 ***

10.7	Employment agreement with Margaret MacDonald signed February 8, 2006 ***

10.8	Employment agreement with Brendan N. Connors signed February 8, 2006 ***

21.1	Subsidiaries of Medifast, Inc.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*	Filed as an exhibit to and incorporated by reference to the Registration Statement on Form SB-2 of the Company, File No. 33-71284-NY.

**	Filed as an exhibit to and incorporated by reference to the Registration Statement on Form S-4 of the Company, File No. 33-81524.

***	Filed as an exhibit to 10-K/A, dated September 6, 2007, File No. 001-31573

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
(Registrant)

BRADLEY T. MACDONALD
Bradley T. MacDonald
Executive Chairman of the Board
Dated: January 12, 2011

MICHAEL S. MCDEVITT
Michael S. McDevitt
Chief Executive Officer
Dated: January 12, 2011

BRENDAN N. CONNORS
Brendan N. Connors
Chief Financial Officer
Dated: January 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Name	Title	Date

/s/ BARRY B. BONDROFF, CPA	Director	January 12, 2011
Barry B. Bondroff, CPA

/s/ CHARLES P. CONNOLLY	Director	January 12, 2011
Charles P. Connolly

/s/ JASON L. GROVES	Director	January 12, 2011
Jason L. Groves

/s/ GEORGE J. LAVIN, ESQ.	Director	January 12, 2011
George J. Lavin, Esq.

/s/ BRADLEY T. MACDONALD	Chairman of the Board,	January 12, 2011
Bradley T. MacDonald	Director

/s/ MICHAEL C. MACDONALD	Director	January 12, 2011
Michael C. MacDonald

/s/ SR. CATHY T. MAGUIRE RSM	Director	January 12, 2011
Sr. Cathy T. Maguire, RSM

/s/ JOHN P. MCDANIEL	Director	January 12, 2011
John P. McDaniel

/s/ MICHAEL S. MCDEVITT	Director	January 12, 2011
Michael S. McDevitt

/s/ JERRY D. REECE	Director	January 12, 2011
Jerry D. Reece

/s/ JEANNETTE M. MILLS	Director	January 12, 2011
Jeannette M. Mills

/s/ REV. DONALD F. REILLY, OSA	Director	January 12, 2011
Rev. Donald F. Reilly, OSA

/s/ MARGARET SHEETZ	Director	January 12, 2011
Margaret Sheetz