Form 10-K
period 2010-12-31
MEDIFAST INC
filed 2011-04-01
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Medifast, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3714405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11445 Cronhill Dr., Owings Mills, MD  21117
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:
(410) 581-8042

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

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

Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐   No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2010 based upon the closing price of $25.91 per share of common stock as of June 30, 2010, the last business day of the registrant’s second fiscal quarter of 2010, as quoted on the New York Stock Exchange was approximately $355,000,000.  For purposes of this computation, it is assumed that shares of common stock held by our directors, officers and our controlling shareholders would be deemed stock held by affiliates.

The number of shares outstanding of common stock as of March 30, 2011 was 15,431,101

Explanatory Note

We are restating our financial statements for the years ended December 31, 2008 and 2009 and beginning retained earnings as of January 1, 2008 principally due to errors in recording certain ordinary course of business expenses in the proper period.  Certain costs and expenses affecting selling, general and administrative expenses and cost of sales, to include shipping expenses and certain web advertising expenses, which due to growth and evolution in the business model were consistently expensed in the following month after services were rendered, rather than being accrued in the proper period.  The company has consistently recorded twelve months of expenses in each year.. In addition to the timing of expenses, there was a write off related to an intangible asset. Also, in the Medifast Weight Control Centers, the Company had been recording program fees on a cash basis for customers who paid up front. The difference has been deferred and properly recorded over the applicable service period, and for fiscal year 2010 has been properly recorded, so there is no material impact for the year ended December 31, 2010.    With the Company’s accelerated growth rate over the last few years (44% CAGR in sales since December 31, 2007) the one month lag in expenses on a cumulative basis was deemed material per Staff Accounting Bulletin No. 108 and requires restatement for the years ended December 31, 2008 and 2009.

In the course of our 2010 annual audit by our independent registered public accounting firm McGladrey & Pullen, LLP’s (McGladrey), McGladrey  requested in March 2011  that we re-evaluate whether our historical and then current practices with the respect to the timing for recognition of certain expenses were appropriate under generally accepted accounting principles in the United States (“GAAP”). In addition, during the course of their audit, McGladrey identified several other adjustments pertaining to the prior years.  This required the company to request an automatic extension for filing our 10-K to allow adequate investigative time for the reevaluation and to allow our current year auditor to meet, discuss and review work papers with our predecessor auditors who then concurred with the conclusory recommendation to restate for prior years made following their joint review.

The Company’s Management upon being advised by its Independent Auditor of the issue, as part of its Sarbanes Oxley policy regarding internal controls over financial reporting, immediately reported this issue to the Audit Committee which promptly requested management to conduct a detailed review.

Management performed a detailed review of expense recognition of certain ordinary course of business expenses for the years 2008 and 2009. As a result, we identified a material weakness in our internal control over financial reporting.  Historically, our accounts payable and accrued expense accounts were evaluated on a quarterly and annual basis based upon whether the corresponding expenses were fairly stated (e.g. by analyzing whether our operating results included twelve months of expenses for the yearly periods or three months of expenses for the quarterly periods) which they did..  However, our procedures did not include a detailed review of ending liability balances for these specific costs and expenses, which resulted in certain expenses being recorded when they were paid rather than incurred.

On March 28, 2011 management and the Audit Committee reviewed management’s findings and the Audit Committee concluded that restating the consolidated financial statements for the years ended December 31, 2008 and 2009 is required. The effects of these restatements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The Company has determined that previously reported amounts in our 2010 quarterly filings on Form 10-Q need not be restated due to the immaterial effect on 2010 revenues, operating income, pre-tax income, net income or cash flows for the quarterly periods presented.

The correction of the errors noted in (i) above reduced 2009 and 2008, net income by $606,000 ($.04 per diluted share), $523,000 ($.04 per diluted share), and $628,000 was adjusted to beginning retained earnings as of January 1, 2008.

For additional detail on the restatement please see Footnote 17, “Restatement of Financial Statements” And the management discussion and analysis section herein Item 7 and Item 12.

Table of Contents

		Page
	PART I
Item 1	Business	5-18
Item 1A	Risk Factors	19-22
Item 1B	Unresolved Staff Comments	23
Item 2	Properties	23
Item 3	Legal Proceedings	23
Item 4	Removed and Reserved	23

	PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6	Selected Financial Data	25
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-35
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	36
Item 8	Financial Statements and Supplementary Data	36
Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	36
Item 9A	Controls and Procedures	36-39

	PART III
Item 10	Directors, Executive Officers and Corporate Governance	40-50
Item 11	Executive Compensation	51-58
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59-60
Item 13	Security Relationships and Related Transactions, and Director Independence	60
Item 14	Principal Accounting Fees and Services	61

	PART IV
Item 15	Exhibits, Financial Statement Schedules	62-86

PART I

ITEM 1.  BUSINESS

SUMMARY

Medifast, Inc. (the “Company” or “Medifast”) is a Delaware corporation, incorporated in 1993. The Company’s operations are primarily conducted through five of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc. (“Jason”), Take Shape for Life, Inc. (“TSFL”), Jason Enterprises, Inc., Jason Properties, LLC and Seven Crondall, LLC.  The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products.  Medifast, Inc.’s product lines include weight and disease management, meal replacement, and vitamins primarily manufactured in its modern, FDA approved facility in Owings Mills, Maryland.

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

Obesity is defined as a Body Mass Index (BMI) of 30 kg/m2 or greater, whereas overweight is defined as a BMI ranging between 25 and 30 kg/m2.  According to the Centers for Disease Control and Prevention, only nine (9) states in the U.S.A. had a prevalence of obesity less than twenty percent (20%) in 2009.   Further the CDC reported that thirty-three states showed a prevalence equal to or greater than twenty-five percent (25%), and nine states had a prevalence of obesity equal to or greater than thirty percent (30%).

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

According to the study, “Projection of diabetes burden through 2050: impact of change demography and disease prevalence in the U.S.”, published in 2001 in Diabetes Care, type 2 diabetes is expected to increase by 165% between 2000 and 2050.  A 2007 study published by the CDC shows children are now also being affected by type 2 diabetes through an increased risk of suffering significant morbidities as adults in the form of amputations, kidney problems, and blindness.

The primary factors contributing to obesity are well-known and preventable:  unhealthy food choices and physical inactivity.  It is estimated that poor nutrition and physical inactivity account for more than 300,000 premature deaths per year in the U.S.  According to the United States Department of Health and Human Services, only 25% of adults and even fewer teenagers consume the suggested 5 or more servings of vegetables and fruits a day.  Further, the DHS reports that more than half of American adults fail to engage in the suggested amount of physical activity; more than one third of young Americans fail to regularly engage in any vigorous physical activity at all.

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

Distribution Channels

Medifast Direct – In the direct to consumer channel (“Medifast Direct”), customers order Medifast product directly through the Company’s website, www.choosemedifast.com, or our in-house call center.  The product is shipped directly to the customer’s home. This business is driven by an aggressive multi-media customer acquisition strategy that includes both national and regional print, radio, web advertising, direct mail and television as well as public relations and social media initiatives.  The Medifast Direct division focuses on targeted marketing initiatives and provides customer support through its in-house call center and nutrition support team of registered dieticians to better serve its customers.  In addition, Medifast continues uses leading web technology featuring customized meal planning and web community components. MyMedifast is a robust online community which provides a library of support articles, support forums, meal planning tools and social media functions.

Take Shape for Life™ - Take Shape for Life is the personal coaching division of Medifast.   Take Shape for Life is lead by its co-founder, a physician with a background in critical care.  The coaching network consists of independent contractor health coaches, who are trained to provide coaching and support to clients on Medifast weight loss programs.  Health coaches are conduits to give clients the encouragement and mentoring to assist them to successfully reach a healthy weight.  Take Shape For Life programs provide a road map to empower the individual to take control of their health through better habits.  Take Shape for Life offers the exclusive proprietary BeSlim® philosophy, which encourages long-term weight maintenance.  Take Shape for Life also moves beyond the scope of weight loss to teach customers how to achieve optimal health through the balance of body, mind, and finances. Take Shape for Life uses the high quality, medically validated products of Medifast that have been proven safe and effective in clinical studies described on page 8 under “Clinical Research Overview.” Health coaches and their clients follow the Habits of Health book and companion workbook written by the Take Shape for Life co-founder to create a lifelong health optimization program.  In addition to the encouragement and support of a health coach, clients of Take Shape for Life are offered a bio-network of support including website information, scheduled program support calls and access to registered dieticians via toll free telephone, email and web chats.

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

Take Shape for Life health coaches are independent contractors who are paid compensation on product sales referred to the Company.  Health coaches can earn compensation in two ways:

•
Commissions – The primary way a health coach is compensated is through earning commissions on product sold.  Health coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center.  The clients of health coaches are responsible for ordering and paying for product, and their order is shipped directly from the Company to the client’s home or designated address.  Our health coaches do not handle payment and are not required to purchase or store product in order to receive a commission.  In addition, health coaches do not receive a commission on their product orders for their personal use.  Health coaches pay the same price for products as their clients. The Company pays retail commissions on a weekly basis.

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

•
Growth bonuses are paid to health coaches that have at least five ordering clients   per month and that have generated over $1,000 in product sales per month.  Monthly growth bonuses are incremental bonuses that enable health coaches to earn income on product orders placed by clients or health coaches within their network.

•
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

•	Elite leadership bonuses are paid to health coaches that have three or more health coaches in their business that have achieved the rank of executive director.

•
Rolling consistency bonuses are paid to health coaches that display frontline product sales order consistency month after month.  Health coaches that generate at least $2,000 or more in frontline product sales for three consecutive months are paid a rolling consistency bonus.

•	Client acquisition bonuses are paid out to new health coaches that within their first 30 calendar days in Take Shape for Life develop five clients and $1,000 in frontline product sales.

•	The assist bonuses are paid to health coaches that assist a new health coach in their business attain the client acquisition bonus.

Health coaches do not earn a commission or bonus when they recruit a new health coach into the Take Shape for Life network.  Fees paid by new health coaches for start-up materials are at the Company’s approximate cost and no commissions are paid thereon.

Take Shape for Life is a member of the Direct Selling Association (DSA), a national trade association representing over 200 direct selling companies doing business in the United States.  To become a member of the DSA Take Shape for Life, like other active DSA member companies, Medifast underwent a comprehensive and rigorous one-year company review by DSA legal staff that included a detailed analysis of its company business plan materials.  This review is designed to ensure that a company’s business practices do not contravene DSA’s Code of Ethics.  Compliance with the requirements of the Code of Ethics is paramount to become and remain a member in good standing of DSA.  Accordingly, we believe that membership in DSA by Take Shape for Life demonstrates its commitment to the highest standards of ethics and a pledge not to engage in any deceptive, unlawful, or unethical business practices.   Among those Code of Ethics proscriptions are pyramid schemes or endless chain schemes as defined by federal, state, or local laws.  Moreover, Take Shape for Life, like other DSA member companies in good standing, has pledged to provide consumers with accurate and truthful information regarding the price, grade, quality, and performance of the products Take Shape for Life markets.

Medifast Weight Control Centers – The Medifast Weight Control Center is the brick and mortar clinic channel of Medifast with locations in Texas, Florida, Maryland and Virginia.  In 2010, the Company opened twelve new Medifast Weight Control Centers and had a total of thirty-nine locations in operation at year-end. The centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized patient counseling, and Inbody TM composition analysis. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives.  The centers also benefit from the nationally advertised brand which encourages walk-ins and referrals from other Medifast business channels.

In 2008, the Company began offering the clinic model as a franchise opportunity.  The Company currently has franchisee centers located in Alabama, Arizona, California, Pennsylvania and Minnesota. At December 31, 2010, twenty-one franchise locations were in operation.

Medifast currently offers the Medifast Weight Control Center franchise opportunity in all States except Hawaii, N. Dakota, S. Dakota, and Wisconsin under an approved franchise disclosure document (FDD). The FDD requires a successful applicant to develop a minimum of three Medifast Centers within a defined geographic area in the time frame set forth in the area development agreement between Medifast and the franchises.

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

Prior to the opening of each Medifast® Center established under the area development agreement, the company will do the following:

i.	designate the Center’s Protected Territory,

ii.
if the Company has not already approved a site that the franchisee has selected before signing the Franchise Agreement, designate the area within which the franchisee will locate the Center and approve the site the franchisee has selected for the location of the Center.

iii.	if the Company has not already approved a site before signing the Franchise Agreement, review and approve the franchisee lease or purchase agreement for the site for the approved location.

iv.	provide the franchisee with standard plans and specifications for the build-out of the Center along with a list of equipment and improvements which the franchisee is required to purchase and install.

v.	provide an initial training program.

vi.	provide the franchisee on-site assistance and guidance for approximately three (3) to five (5) days during or close to the opening of the Center.

vii.	provide the franchise with online access to a password-protected, electronic version of the Medifast Weight Control Centers® Operations Manual.

No products or equipment are provided at a discounted purchase price.   In addition, the Company does not offer direct or indirect financing. We do not guarantee franchisee’s notes, leases or obligations.

The Company does not currently have a purchase option included in the franchise agreement.  The Company does have the right of first refusal to acquire a center if the franchisee wishes to sell or defaults in his/her/ or its obligations

MEDIFAST WHOLESALE PHYSICIANS

Medifast physicians have implemented the Medifast program within their practice or clinic since 1980.  These physicians carry an inventory of Medifast products and resell them to patients.  They also provide appropriate medical monitoring, testing, and support for patients on the program.  Management estimates that more than 20,000 physicians nationwide have recommended Medifast as a treatment for their overweight patients since 1980, and over an estimated 1 million patients have used its’ products at the recommendation of Medifast Physicians to lose and maintain their weight.  Many Medifast physicians prefer not to carry inventory and resell products in their offices and take advantage of the Medifast Direct or the Take Shape for Life program to support their patient base.

The Company offers an additional in-house support program to assist customers that are consulting their primary care physician.  Customers have access to registered dieticians that provide program support and advice via a toll free telephone help line, by e-mail and online chats.

THE MEDIFAST® BRAND

Medifast enriches lives by providing innovative choices for lasting health through products and programs.  Management estimates that Medifast has been recommended by 20,000 physicians since 1980.  Medifast offers clinically proven product offering programs for weight management, weight maintenance and long term health through multiple channels of distribution.  Medifast products are high quality, portion controlled meal replacement foods.

The Medifast program is suitable for individuals with type 2 diabetes and offers products with a nutritionally complete and low glycemic formulation. Portion controlled, meal replacement weight management programs are continuing to gain popularity, as consumers search for a safe and effective solution that provides balanced nutrition, quick weight loss and valuable behavior modification education.

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

Research Methods

The baseline sample consisted of 90 participants (64 women, 26 men). Participants were obese (BMI >30.0 kg/m2 <50.0 kg/m2) men and women aged 18-65 who were interested in weight loss, but not actively involved in a weight loss program or losing weight. Participants with known allergies to soy, wheat, gluten and nuts were excluded from the study because some Medifast meal replacements contain these ingredients. To limit the effect of alcohol on calorie intake and its potential effect on compliance, participants were enrolled in the study if they consumed <14 alcoholic beverages per week and agreed to avoid alcohol intake during the study. Participants were not currently using appetite-affecting medications (e.g selective serotonin reuptake inhibitors (SSRIs), steroids, Ritalin), and were not pregnant or lactating. Participants were required to have a normal electrocardiogram (EKG) and lab work within the past year as well as the permission of their primary care provider to enroll in the study. Subjects were recruited using flyers, newspaper advertisements, and Craigslist.

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

The biochemical outcome used to measure inflammation in this study was C-reactive protein (CRP). Both the MD and FB experienced a significant improvement in C-reactive protein (CRP) at week 40. However, when a dichotomous variable was used to characterize baseline CRP levels as low or high, the only sub-group to experience a significant decrease over the 40 weeks was the Medifast group with high baseline CRP levels. The conclusion regarding reduction (i.e. improvement) in inflammation was based on these results.

The biochemical outcome used to measure oxidative stress in this study was urine lipid peroxides (ULP). The MD experienced a significant decrease in ULP at week 40 whereas the food-based group did not. Additionally, when regression analysis was used to further examine the relationship between ULP at week 40, there was a significant mean decrease over time in the MD that was not found for the food-based group. The conclusion regarding reduction (i.e. improvement) in oxidative stress was based on these results.

Conclusion:

Our data suggest that the meal replacement diet plan evaluated was an effective strategy for producing robust initial weight loss and for achieving improvements in a number of health-related parameters during weight maintenance, including inflammation and oxidative stress, two key factors more recently shown to underlie our most common chronic diseases.

This research was funded by the Company.

The 16 week results of this study were presented at Experimental Biology, 2009.  The 40 week results were presented at the Food and Nutrition Conference and Expo, 2009.

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

Research Methods

This study provides a systematic clinical program evaluation of weight loss data from a medically-supervised weight control clinic.  Data was obtained from clinic medical charts.  The objective was to determine the clinical outcomes of a combined diet and medication protocol using MMRS in conjunction with ASMS under medical supervision. De-identified data were analyzed by researchers from the University of Missouri - Kansas City (UMKC). The protocol for this study was approved by the Social Sciences Institutional Review Board at UMKC.

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

Conclusions

The combination of MMRS and ASMS produced weight loss results that were better that those typically reported for obesity pharmacotherapy in both short- and long-term studies, and also better than those reported for partial meal-replacement programs.

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

Research Methods

80 overweight (BMI > 95th percentile on BMI-for-age growth charts) boys and girls between the ages of 8 and 15 years and 40 parents were recruited from the Greater Baltimore area by newspaper ad to participate in an 18 mos. randomized controlled trial with a 6-month weight loss phase and a 1-year maintenance phase to compare the safety and efficacy of MRs to a standard diet without MRs. Both weight-loss diets (MR and USDA) were 20% energy-restricted (~500 kcal deficit).  Those randomized to the MR diet incorporated 3 MRs/d during the active weight loss phase and 2 MRs/d during the maintenance phase. Subjects were further randomized to dieting alone or with a parent.

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

Conclusions

Among overweight 8 – 15 y.o. children, dieting with or without a parent, meal replacements were as safe and effective as a USDA food-based diet for weight loss and maintenance.  BMI percentile in children on the meal replacement (MR) diet decreased 2.2% at 6 months and 2.4% at 18 months.  Body fat in children on the MR diet decreased 5.9% at 6 months and 5.3% at 18 months.  The study results for children on the USDA diet saw comparable decreases in BMI percentile and body fat percentage.  Similar results were seen with other anthropometrics studied.  Dieting with a parent also made no difference in weight outcomes.  The safety of an MR diet in children was determined by the absence of adverse events in the children during the entire 18 month period of the study.  It was determined from these data that an MR diet in children was both safe and efficacious.

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

Medifast Scientific Advisory Board - 2010-2011
Lawrence Cheskin, M.D., F.A.C.P.
Director, the Johns Hopkins Weight Management Center, Baltimore, MD

Debra L. Miller, Ph.D.
Director of Nutrition, the Hershey Company

John P. Foreyt, Ph.D.
Director, Behavioral Medicine Research Center, Baylor College of Medicine
Guy H. Johnson, Ph.D.
President, Johnson Nutrition Solutions, LLC
Executive Director, the McCormick Science Institute

Slyvia B. Rowe, M.A.
President, S.R. Strategy, LLC
Adjunct Professor, University of Massachusetts Amherst
Adjunct Professor, Tufts Friedman School of Nutrition Science and Policy

Jeff S. Volek, Ph.D., R.D.
Associate Professor, Department of Kinesiology, University of Connecticut

Walter Eugene Egerton III, M.D.
Chief Medical Officer, Maryland General Hospital

COMPETITION

There are many different kinds of diet products and programs within the weight loss industry and this industry is highly-competitive.  These include a wide variety of commercial weight loss programs, pharmaceutical products, weight loss books, self-help diets, dietary supplements, appetite suppressants and meal replacement shakes and bars.  Medifast’s identified peers and competitors in the general health and wellness diet industry include NutriSystem Inc., eDiets.com, Herbalife Ltd., USANA Health Sciences, Nu Skin Enterprises, NBTY Inc., and Weight Watchers International Inc.
The Company believes it can compete in this competitive market because its products have been clinically tested and proven in clinical studies conducted by researchers from Johns Hopkins University and other major institutions, and because its products  have been safely and effectively used by customers and recommended by physicians for over 30 years.  Medifast has been on the cutting edge of product development with soy based nutritional and weight management products since 1980.  These products are formulated with high-quality, low-calorie, low-fat ingredients that provide alternatives to fad diets or medicinal weight loss remedies.

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

PRODUCTS

The Company offers a variety of weight and disease management products under the Medifast® and Essential 1® brands and for select private label customers. The Medifast line includes Medifast® 55 Shakes, Medifast® 70 Shakes, Medifast® Plus for Appetite Suppression Shakes, Medifast® Plus for Women’s Health Shakes, Medifast® Plus for Diabetics Shakes, Medifast® Plus for Joint Health Shakes, Medifast® Plus for Coronary Health Shakes, Essential 1® Calorie Burn Drinks, Essential 1® Calorie burn Flavor Infusers, Essential 1® Antioxidant Shakes, Essential 1® Antioxidant Flavor Infusers, Medifast® Bars, Medifast Crunch Bars, Medifast® Soups,, Medifast® Home-style Chili, Medifast® Oatmeal, Medifast® Pudding, Medifast® Scrambled Eggs, Medifast® Hot Cocoa, Medifast® Cappuccino, Medifast® Chai Latte, Medifast® Iced Teas, Medifast® Fruit Drinks,  Medifast®  Pretzels, Medifast® Puffs New! Medifast®, Brownie, New! Medifast® Pancakes, New! Medifast® SoftServe, Medifast® Soy Crisps, Medifast® Crackers, Essential 1® Super Omega 3, and Essential 1® Digestive Health.

Medifast nutritional products are formulated with high-quality, low-calorie, and low-fat ingredients. Many Medifast products are soy based and are fully fortified to contain 24 vitamins and minerals, as well as other nutrients essential for good health.

Medifast brand awareness continues to expand through the Company’s marketing campaigns, product development, line extensions, and the Company’s emphasis on quality customer service, technical support and publications developed by the Company’s marketing staff.  Medifast products have been proven to be effective for weight and disease management in clinical studies conducted by researchers from the U.S. government and Johns Hopkins University.  The Company has continued to develop its sales and marketing operations with qualified management and innovative programs.  The Company’s facility in Owings Mills, MD manufactures all powders and subcontracts the production of its Ready-To-Drink products, bars, pretzels, puffs, crackers, soy crisps, and supplement products.

NEW PRODUCTS

The Company expanded the Medifast product line in 2010 by introducing a dessert line.  The first product introduced was the Medifast Brownie.  The new brownie is a full meal replacement, as part of the Medifast program and is nutritionally comparable to the other products in the line. This unique product contains real chocolate chips and the package comes complete with trays designed to support preparing the product in the microwave or conventional oven.

The company also added four flavors of soft serve “ice cream” (Peanut butter, Chocolate Mint, Coffee and Mango.)  These Soft Serve products were developed to be ready to consume in less than 2 minutes. This product can be made in an individual style blender such as the Medifast HealthMate® Blender.  Medifast also expanded its breakfast line to include pancakes, in an original (butter flavored) and chocolate chip.

The company also added, and rebranded several products to the Essential 1® brand.  Medifast developed New! Essential1: Sleep Health, a new supplement, designed to aid in helping consumers to fall asleep and stay asleep longer.   This product is marketed at people who have disruptions to normal sleep, which is common in overweight and obese individuals.  The product uses a unique dual-action delivery system for both immediate and gradual time release of melatonin, a safe, natural substance that can help support healthy sleep patterns.  The company also rebranded several products to the Essential 1 name such as the Essential 1® Calorie Burn Drinks, Essential 1® Calorie burn Flavor Infusers, Essential 1® Antioxidant Shakes, Essential 1® Antioxidant Flavor Infusers, Essential 1® Super Omega 3, and Essential 1® Digestive Health.

MARKETING

In 2010, the Medifast Direct channel continued to build and leverage its core Medifast brand through multiple marketing strategies to its target audiences.  Customer acquisition strategies include national and regional advertising in print magazines, television commercials, web advertising, direct mailings, radio commercials, and DJ testimonials.  In addition, the Company executed strategic public relations efforts to secure local and national editorial placements to raise brand awareness.   Medifast has also developed a comprehensive social media strategy utilizing Facebook, Twitter, YouTube, blogger endorsements and more. These mediums were used to target new customers by stressing Medifast’s quick, easy and safe approach to weight management.  Direct mail campaigns, e-mail newsletters and outbound calling programs were utilized to reactivate, encourage and support existing customers.  Medifast continued to enhance the Medifast website including adding features in the “My Medifast” community which offers meal planning, community message boards, blogs and a robust library of information.  Late in 2007, the Company launched an auto ship loyalty program where customers receive discounts and rewards with automatic shipments of Medifast Meals on a monthly basis.  Both the MyMedifast community enhancements and Auto-ship programs contribute to the retention of Medifast customer through improved compliance with the program.

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

SALES

The Company’s Sales division handles two primary areas:

Physician Sales - The sales team is responsible for prospecting medical accounts, clinics, hospitals, and HMOs.  During 2010, the sales team attended a number of medical professional trade shows, which expanded Medifast’s penetration of the medical weight loss business segment.

Medifast Weight Control Centers/Franchises - The brick and mortar clinics have Counselors that sell Medifast products and full service programs which include weekly one-on-one counseling sessions, medical monitoring and physician oversight.  Franchise sales seek qualified partners to develop defined market territories.

MANUFACTURING

Jason Pharmaceuticals, Inc., the Company’s wholly owned manufacturing subsidiary, produces over 55% of the Medifast products in a state-of-the-art food and pharmaceutical-grade facility in Owings Mills, Maryland.  The Company purchased the plant in July 2002 for $3.4 million.   The Company has also invested in increasing production capacity with the purchase of two additional manufacturing lines and a larger capacity blender.  The lines have significantly improved the Company’s production capability, while also improving its overall efficiencies.  The remaining 45% of our products are manufactured by third party vendors in accordance with Medifast proprietary formulas and utilizing prescribed ingredients.

The manufacturing facility has the capacity for significant increases to its production output with minimal capital expenditures.  Adding one additional shift will enable the Company to produce enough products to generate over $ 400 million in sales.

Manufacturing processes, product labeling, quality control and equipment are subject to regulations and inspections mandated by the Food & Drug Administration (FDA), the Maryland State Department of Health and Hygiene, and the Baltimore County Department of Health. The plant strictly adheres to all GMP practices and has maintained its status as an “OU” (Orthodox Union) kosher-approved facility since 1982.

GOVERNMENTAL REGULATION HISTORY

The formulation, processing, packaging, labeling and advertising of the Company’s products are subject to regulation by several federal agencies, but principally by the Food and Drug Administration (the “FDA”).  The Company must comply with the standards, labeling and packaging requirements imposed by the FDA for the marketing and sale of foods and nutritional supplements. Applicable regulations prevent the Company from representing in its literature and labeling that its products produce or create medicinal effects or possess drug-related characteristics.  The FDA could, in certain circumstances, require the reformulation of certain products to meet new standards, require the recall or discontinuation of certain products not capable of reformulation, or require additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation.  If the FDA believes the products are unapproved drugs or food additives, the FDA may initiate similar enforcement proceedings.  Any or all such requirements could adversely affect the Company’s operations and its financial condition.

To the extent that sales of foods and nutritional supplements may constitute improper trade practices or endanger the safety of consumers, the operations of the Company may also be subject to the regulations and enforcement powers of the Federal Trade Commission (“FTC”), and the Consumer Product Safety Commission.  The Company’s activities are also regulated by various agencies of the states and localities in which the Company’s products are sold.  The Company’s products are manufactured and packaged in accordance with customers’ specifications and sold under their private labels both domestically and in foreign countries through independent distribution channels.

PRODUCT LIABILITY AND INSURANCE

The Company, like other producers and distributors of ingested products, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury.  The Company maintains insurance against product liability claims with respect to the products it manufactures.  With respect to the retail and direct marketing distribution of products produced by others, the Company’s principal form of insurance consists of arrangements with each of its suppliers of those products to name the Company as beneficiary on each of such vendor’s product liability insurance policies.  The Company does not buy products from suppliers who do not maintain such coverage.

EMPLOYEES

As of December 31, 2010, the Company employed 507 full-time employees, of whom 272 were engaged in manufacturing, warehouse management, and shipping, and 235 in marketing, administrative, call center and corporate support functions.  None of the employees are subject to a collective bargaining agreement with the Company.

INFORMATION SYSTEMS INFRASTRUCTURE

Our websites, which is based on internally developed software and other third party software, is hosted in Baltimore, Maryland at DataPoint (www.datapoint.com) co-location facility. This facility provides redundant network connections, uninterruptible power supplies, physical and fire security and diesel generated power back up for the equipment on which our websites rely upon. Our servers and our network are monitored 24 hours a day, seven days a week.

We use a variety of security techniques to protect our confidential customer data, including regularly scheduled penetration security tests on our website.  When our customers place an order or access their account information, we use a secure server (SSL) to encrypt and transmit information. Our secure server certificate encrypts all information entered before it is sent to our server. We have a secondary firewall layer of security between our customer facing websites and the databases which house their information. All customer data is protected against unauthorized access. We use VeriSign, Chase Paymentech and HackerSafe software to secure our credit card transactions.

As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. In 2010 we implemented a redundant MPLS (Multiprotocol Label Switching) network across our organization. This will allow for improved inter-connectivity and redundancy for each of our corporate locations.

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

CERTIFICATIONS

The Company’s Chief Executive Officer and Chief Financial Officer have filed their certifications as required by the Securities and Exchange Commission (the “SEC”) regarding the quality of the Company’s public disclosure for each of the periods ended during the Company’s fiscal year ended December 31, 2010 and the effectiveness of internal control over financial reporting as of December 31, 2010 and 2009.  Further the Company’s Chief Executive Officer has certified to the New York Stock Exchange (“NYSE”) that he is not aware of any violation by the Company of the NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE listing standards.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position
Bradley T. MacDonald	63	Executive Chairman of the Board of Directors
Michael S. McDevitt	32	Chief Executive Officer
Leo V. Williams	62	Executive Vice President
Margaret Sheetz	33	Chief Operating Officer and President

Bradley T. MacDonald, age 63, is the Executive Chairman of the Board of Medifast, Inc.   Mr. MacDonald has been Chairman of the Board of Medifast, Inc. since January 1998 and was also Chief Executive Officer from September 1996 to March of 2007.  He was the principal architect of the turnaround of Medifast and formulated the “Direct to Consumer” business models that are the primary drivers of Revenue to this day. He also was the Co-Founder of Take Shape for Life and acquired the Clinic operations in 2002. During his time as Chairman of the Board he provided strategic oversight and assisted the executive management team to 43 consecutive quarters of profits and improved shareholders equity from negative $4 million to over $55 million in ten years. In this time the company increased its market cap from negative 3.8MM to over $400 million and was listed on the NYSE.  At the time the Board planned leadership succession occurred, the Board assigned Mr. MacDonald executive responsibilities in the following areas: legal affairs, treasury, banking relationships, M&A, strategic plan oversight, public policy oversight, and community relations in addition to Board responsibilities as Executive Chairman and as the formal Co-Founder of Take Shape for Life.  In 2006, Mr. MacDonald received the prestigious and audited Ernst and Young award of “Entrepreneur of the Year” for the state of Maryland in the consumer products category.  Also, he helped lead the Company to national recognition in Forbes Magazine ranking Medifast 28th of the top 200 small companies in America. Mr. MacDonald was previously employed by the Company as its Chief Executive Officer from September 1996 to August 1997. From 1991 through 1994, Colonel MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food, Hospitality and Recreation Businesses for the United States Marine Corps.  Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonneau Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of MacDonald and Associates, which had major financial interests in retail drug, consumer candy, and pilot sunglass companies.  Mr. MacDonald was national president of the Marine Corps Reserve Officers Association and retired from the United States Marine Corps Reserve as a Colonel in 1997, after 28 years of service.  He was appointed and served on the Defense Advisory Board for Employer Support of the Guard and Reserve (ESGR.) for three years.     Currently, Mr. MacDonald serves on the Board of Trustees of Stevenson University in Maryland, and is the President of the Catholic Community Foundation of the Archdiocese of Baltimore. He is also the Vice-Chairman of the Board of Directors of the Marine Corps Reserve Toys for Tots Foundation.  Mr. MacDonald is the father of Margaret Sheetz who performs the role of President and Chief Operating Officer at Medifast, Inc.  Mr. Michael C. MacDonald, a director of the Company is the brother of Mr. MacDonald.

Michael S. McDevitt, age 32, is the Chief Executive Officer of Medifast Inc.  Under Mr. McDevitt’s leadership, Medifast was named the “#1 Small Company in America” by Forbes Magazine in 2010, due in part to the company’s tremendous 120% year-over-year earnings growth.

Mr. McDevitt joined Medifast in 2002 bringing with him a strong background in financial and operational management. He was named Chief Financial Officer in 2006 before rising to the role of CEO in 2007. Prior to Medifast, McDevitt served as a senior analyst for the Blackstone Group, a private equity group based in New York City.

Mr. McDevitt volunteers for Big Brothers Big Sisters of Central Maryland and is a member of the board of directors for the American Heart Association’s Baltimore region.  Additionally, he supports the efforts of the American Diabetes Association and the Toys for Tots Foundation.

Mr. McDevitt holds a bachelor’s degree in business administration from James Madison University with a concentration in finance.

Leo V. Williams, age 62, Mr. Williams became Executive Vice President of Medifast, Inc. in January of 2004 and Chairman of the Board, Take Shape for Life, Inc., The Company’s wholly-owned subsidiary in 2006.  Prior to joining Medifast, he was Future Truck/SUV Marketing Plans Director of Ford Motor Company.  A retired Marine Corps Reserve Major General, he was most recently ordered to active duty from October 2002 to September 2003 to serve as Deputy Director of the Marine Corps Combat Development Command.  Currently, he serves as Chairman of the Board, American Diabetes Association of Maryland; and board member, University of the District of Columbia Foundation, Navy Mutual Aid Association, PanAfrican Satellite Communications, Inc. and Intelligent Illuminations, Inc.  Mr. Williams recently served as Vice-Chairman of the Board, Marine Corps Toys for Tots Foundation.

Margaret Sheetz, age 33, is the President and Chief Operating Officer of Medifast. Inc.   Prior to joining the company in 2000, she was a legal assistant with the firm of Carrington, Coleman, Sloman and Blumenthal in Dallas, Texas. As Medifast continues to experience strong year over year growth, Ms. Sheetz has provided the operational and technical leadership that has resulted in Medifast providing the proper infrastructure to support the growth of the company to include making dramatic productivity improvement in the company’s operational capabilities, building a strong infrastructure of distribution, manufacturing, information systems and human resource operations necessary to support rapid business growth. She has been selected for the President’s Advisory Board for Villanova University. She also supports the efforts of the American Diabetes Association, the American Heart Association and the Toys for Tots Foundation.  Ms. Sheetz is also very active with several organizations of Maryland executives. She holds a Bachelor of Arts degree from Villanova University and received an Executive MBA from Loyola University.  Ms. Sheetz is the daughter of Bradley T. MacDonald and niece of Michael C. MacDonald, a director.

Brendan N. Connors, CPA, age 33.    Mr. Connors has been the Chief Financial Officer of Medifast since May 2010. Mr. Connors joined Medifast as the Vice President of Finance in April of 2005.  Prior to joining Medifast, Mr. Connors worked as a Senior Accountant at Wolf & Company P.C., a certified public accounting and consulting firm in Boston, MA.

ITEM 1A. RISK FACTORS

In evaluating the company, the following risk factors in addition to all other information in this report should be considered when carefully reading this Annual Report on Form 10-K.  If any of the events described below occurs, the Company’s business financial condition and operating results could be materially and adversely affected. The following discussion is not all inclusive and additional risks and uncertainties presently known to us or that we currently deem immaterial may also impact our business, financial conditions and operating results.

We may be subject to health related claims from our customers

A customer that suffers health problems may allege that the Medifast program contributed to the ailment.  The Company is not currently the subject of any such claims; however, we would defend ourselves vigorously against such accusations. Regardless of the ultimate outcome, such claims could reduce our brand image and customer loyalty and defending against such claims would be costly and could adversely affect our results of operations.

New diets or pharmaceutical solutions could put us at a competitive disadvantage

The weight loss industry is highly subjective and influenced by many factors.  The low carbohydrate diet trend hit the U.S. several years ago and had an impact on many weight loss companies, including ours.  Another new diet could sweep the nation or consumer preferences could change, which is common in our industry. Our failure to adapt or respond quickly enough to these changes could have an adverse affect on our results of operations.  In addition, pharmaceutical companies are constantly trying to develop safe, effective, drugs that lead to weight loss.  If successful, many dieters could perceive this to be easier than the Medifast program and this would put us at a competitive disadvantage.

Much of our growth and future profitability depends on the effectiveness of our advertising spent in the Direct Response marketing channel

Out business success depends on our ability to attract and retain customers which significantly depends on our marketing practices. Our marketing expenditures may not result in increased revenue or generate sufficient awareness of the program or the brand to the consumer.  We may not be able to manage our advertising expenditures in a cost effective manner which may increase the cost to acquire a new customer to an elevated level that will decrease profits.

We may be subject to claims that our employees are unqualified to provide weight loss counseling

Our Medifast Weight Control center division provides medical assessments and counseling to our customers.  We may be subject to claims that our employees lack the proper training and qualifications to provide proper advice regarding weight loss.  We could be subject to claims if an employee in one of our clinics gives inappropriate weight loss advice that results in health problems.  Any such litigation would be costly and claims could result in damage to our reputation and could have an adverse effect on our operating results.

The loss of key personnel could adversely affect our ability to operate and result in a negative financial condition

Certain members of our Company oversee integral components of our Company.  Although we do not anticipate the departure of any key employees including but not limited to the executive management team, we cannot guarantee their tenure indefinitely in the future. Our future success depends to a significant degree on the skills, experience and efforts of our key executive officers. The loss of the services of any of these individuals could harm our business. If any key executive officers left us or were seriously injured and became unable to work, the business could be harmed.

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

We can provide no assurances that the number of independent health coaches will increase or remain constant or that their productivity will increase. We experienced a 50% increase in active independent health coaches during 2010. The number of active independent health coaches may not increase and could decline in the future.   Independent health coaches may terminate their services at any time, and, like most direct selling companies, we experience turnover among new independent health coaches from year to year. We cannot accurately predict any fluctuation in the number and productivity of independent health coaches because we primarily rely upon existing independent health coaches to sponsor and train new independent health coaches and to motivate new and existing independent health coaches. Our operating results could be adversely affected if we and our existing independent health coaches do not generate sufficient interest in our business to successfully retain existing independent health coaches and attract new independent health coaches.

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

If we do not continue to develop innovative new services and products or if our services and products do not continue to appeal to the market, our business may suffer

The weight management industry is subject to changing customer demands based, in large part, on the efficacy and popular appeal of weight management programs. Our future success depends on our ability to continue to develop and market new services and products and to enhance our existing services and products, each on a timely basis to respond to new and evolving customer demands, achieve market acceptance and keep pace with new nutritional and weight management developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced services and products, and we cannot assure you that any new or enhanced services or products will appeal to the market. Our failure to develop new services and products and to enhance our existing services and products or the failure of our services and products to continue to appeal to the market could have an adverse impact on our ability to attract and retain members and subscribers and thus adversely affect our business.

A competitor or new entrant into the market may develop a product and program similar to or more effective or more favorably perceived than ours

The weight loss industry is highly competitive. We compete with a wide variety of commercial weight loss programs, pharmaceutical products, weight loss books, self-help diets, supplements and meal replacements. Many of our competitors are significantly larger than us and have more financial resources to develop new products and programs.  Our business could be affected if one of our competitors or a new entrant to the market develops similar products and programs through similar marketing channels or more effective or more favorably perceived products.  This could result in lower sales as well as pricing competition which could adversely affect the Company’s results from operations.

Third parties may infringe on our brand and other intellectual property rights, which may have an adverse impact on our business

We currently rely on a combination of trademark, copyright, trade secret, patent and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights, including our brand. If we fail to successfully enforce our intellectual property rights, the value of our brand, services and products could be diminished and our business may suffer. Our precautions may not prevent misappropriation of our intellectual property, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Any legal action that we may bring to protect our brand and other intellectual property could be unsuccessful and expensive and could divert management’s attention from other business concerns. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property, especially in Internet-related businesses, are uncertain and evolving. We cannot assure you that these evolving legal standards will sufficiently protect our intellectual property rights in the future.

Adverse publicity associated with our products, ingredients, or sales channels, or those of similar companies, could harm our financial condition, operating results, and stock price

Adverse publicity, whether or not accurate, relating to the Company, our products or our operations, our sales channels and independent health coaches and franchisees could adversely impact the Company’s financial condition, operating results, and stock price. If the press were to come out with negative media about low-calorie diets, meal replacements, or soy protein this could harm our business. Even if not directed at Medifast, this perception could be instilled in our target market and cause harm to our operating results. In addition, it could lead to lawsuits or other legal challenges and could negatively impact our reputation, the market demand for our products, or our general business.

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

As a manufacturer, we may be subject to product liability claims

As a manufacturer and a distributor of products for human consumption and topical application, we could become exposed to product liability claims and litigation. Additionally, the manufacture and sale of these products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. To date, we have not been a party to any product liability litigation.  We are aware of no instance in which any of our products are or have been defective in any way that could give rise to material losses or expenditures related to product liability claims. Although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that we will not be subject to such claims in the future or that our insurance coverage will be adequate.

The sale of ingested products involves product liability and other risks

Like other distributors of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our products results in illness or injury. The foods that we resell in the U.S. are subject to laws and regulations, including those administered by the USDA and FDA that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on our business as existing insurance coverage may not be adequate. Distributors of weight loss food products, vitamins, nutritional supplements and minerals, including our predecessor businesses, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management from the operation of the business. We may also be subject to claims that our products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for us and reduce our revenue. In addition, the products we distribute, or certain components of those products, may be subject to product recalls or other deficiencies. Any negative publicity associated with these actions would adversely affect our brand and may result in decreased product sales and, as a result, lower revenues and profits.

A disruption in the supply of raw materials or the inability of third party manufacturing for certain products could affect operating results

We rely heavily on our vendors to provide quality raw materials for us to utilize in our on-site manufacturing processes. Any disruption in the availability of these materials could potentially interrupt our ability to provide certain products to customers in a timely manner.  Also certain products are currently manufactured through a third party. The availability of these products is prone to fluctuations dependent on the manufacturer’s ability to secure and produce a quality product that satisfies our satisfaction standards. Our inability to secure products in a timely manner will cause loss of revenue, loss of customers, and damage our brand.

Disruption to the company’s supply chain could adversely affect its business

Damage or disruption to the company’s suppliers or to the company’s manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, or other reasons could impair the company’s ability to manufacture and/or sell its products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect the company’s business or financial results.

Our manufacturing activity is subject to certain risks

We manufacture approximately 55% of the products sold to our customers. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Owings Mills, Maryland. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, or results of operations. We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by us that could have a material adverse effect on our business, financial condition, or results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or of satisfying new legal requirements could have a material adverse effect on our business, financial condition, or results of operations.

Our business is subject to regulatory and legislative restrictions

A number of laws and regulations govern our production, operation, and advertising.  The FTC and certain states regulate advertising, disclosures to consumers, privacy, consumer pricing or billing arrangements, and other consumer matters. Our direct selling distribution channel is subject to risk of interpretation of certain laws pertaining to the prevention of “pyramid” or “chain sale” schemes.  Although we believe we are in full compliance, should the governing body alter or enforce the law in an unanticipated way, there may be a negative result on the company’s operations. The Company’s financial reporting is subject to various laws and regulations as well, specifically, the Sarbanes-Oxley Act of 2002 and the SEC. These requirements demand the Company disclose certain information and maintain specific controls to ensure fair and legal accounting practices as outlined therein. The Company has taken substantial measures to ensure compliance through routine internal and external audits. Failure to correct any flaws in internal controls may constitute a public notification of weakness and could have an adverse effect on our stock price. Additionally, the Company is required to maintain a position of good standing in regards to taxation on both a Federal and State level. Failure to comply with federal and state regulations could result in additional taxes, fines, or interest due that could financially strain the company. Future laws and regulations could be unforeseen and potentially have a material negative impact on the Company. Failure to comply with any regulations of current or future authoritative entities could have a detrimental effect on the Company’s financial standing or operating results.

New or more stringent governmental regulations could adversely affect our business

Food production and marketing are highly regulated by a variety of federal, state, local and foreign agencies. Changes in laws or regulations that impose additional regulatory requirements on us, such as the recently proposed food safety legislation that would require registration fees and mandatory product testing, could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. Increased governmental interest in advertising practices may result in regulations that could require us to change or restrict our advertising practices.

Increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change may result in increased compliance costs, capital expenditures and other financial obligations for us. We use natural gas, diesel fuel, and electricity in the manufacturing and distribution of our products. Legislation or regulation affecting these inputs could materially affect our profitability. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience and may require us to make additional unplanned capital expenditures.

Additionally, our selling practices are regulated by competition authorities in the United States and abroad. A finding that we are in violation of, or out of compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions, any of which could adversely affect our business.

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

We are subject to risks associated with our reliance upon information technology systems

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

Our business is subject to online security risks, including security breaches and identity theft

To succeed, online commerce and communications must provide a secure transmission of confidential information over public networks. Currently, a significant number of our customers authorize us to bill their credit cards directly for all fees charged by us. We rely on third party software products to secure our credit card transactions. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent payment transactions and other security breaches, failure to prevent or mitigate such fraud or breaches may adversely affect our operating results.

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

Taxation risks could subject us to liability for past sales, increase our costs and could impact our profitability

The issuance by the Internal Revenue Service and/or state tax authorities of new tax regulations or changes to existing standards and actions by federal, state, or local tax agencies and judicial authorities with respect to applying applicable tax laws and regulations and the resolution of disputes with any taxing jurisdictions could subject us to liability for past sales, increase our costs and could impact our profitability.

We may not successfully make acquisitions or enter into joint ventures and we may not successfully integrate, operate or realize the anticipated benefits of such businesses.

As part of our growth strategy, we may pursue selected acquisitions or joint ventures. We cannot assure you that we will be able to effect these transactions on commercially reasonable terms or at all. Any future acquisitions or joint ventures may require access to additional capital, and we cannot assure you that we will have access to such capital on commercially reasonable terms or at all. Even if we enter into these transactions, we may not realize the benefits we anticipate or we may experience difficulties in integrating any acquired companies and products into our existing business; attrition of key personnel from acquired businesses; significant charges or expenses; higher costs of integration than we anticipated; or unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations.

Our ability to influence the control of our joint ventures may be limited by contract or otherwise. In addition, we may not be able to influence the occurrence or timing of distributions from our joint ventures. If any of the other investors in one of our joint ventures fails to observe its commitments, the joint venture may not be able to operate according to its business plan or we may be required to increase our level of commitment. The interests of our joint venture partners may differ from ours, and they may cause such entities to take actions which are not in our best interest. If we are unable to maintain our relationships with our joint venture partners, we could lose our ability to operate in the geographies and/or markets in which they operate, which could have a material adverse effect on our business, financial condition or results of operations.

Consummating these transactions could also result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our business, financial condition or results of operations. We may also issue additional equity in connection with these transactions, which would dilute our existing shareholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns a 49,000 square-foot facility in Owings Mills, Maryland, which contains its Corporate Headquarters and manufacturing plant.  In 2003, the Company purchased a state-of-the-art 119,000 square-foot distribution facility in Ridgley, Maryland.  In July 2010, the Company leased a second distribution center in Dallas, TX. Both distribution facilities allow the Company to distribute over $800 million of Medifast product sales per year.   In 2004, the Company purchased a 3,000 square foot conference and training facility in Ocean City, Maryland.  The facility is used to conduct corporate training meetings, Board of Director Meetings and employee morale and wellness programs.  The Company has thirty-nine leases for its corporately owned Medifast Weight Control clinics throughout Florida, Texas, Maryland and Virginia.  In addition, the Company leases two buildings in Owings Mills, MD for corporate offices.  The leases range in terms from one to six years.

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

The Chapter 7 Bankruptcy Trustee for Go Fig, Inc et al Debtors filed in early 2010 an adversary civil proceeding in the US Bankruptcy Court (ED, Missouri) against Jason Pharmaceuticals, Inc., a subsidiary of Medifast, Inc. (MED-NYSE) and other unrelated entities seeking to recover as to each alleged preferential payments. Jason sold product received by the Debtors and has previously filed a pending claim in the same bankruptcy. Medifast, Inc. disputes the Trustee’s allegations and intends to vigorously defend through its local counsel. Medifast, Inc believes any likely result would not materially affect its operations.  This action is currently in the discovery stage.

In 2010 and to date, Jason Pharmaceuticals received four (4) Notices of Charge of Discrimination alleging discrimination filed with the US EEOC by 3 current employees and 1 former employee.  The Company intends to investigate and vigorously defend against these claims.  Any potential adverse result based on what is presently known would not be material to Company operations.

On March 17, 2011, a class action complaint titled Oren Proter, et al v. Medifast, Inc., et al. (Civil Action 2011-CV-720[BEL]), alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated under Section 10(b) of the Securities Exchange Act, was filed for an unspecified amount of damages in the United States District Court, District of Maryland.  The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. On March 24, 2011, a class action complaint titled Fred Greenberg v Medifast, Inc. et al (Civil Action 2011-CV776{BEL}, alleging violations of Sections 10(b)5 and 20(a) of the Securities Exchange  Act and Rule 10(b)5 promulgated under Section 10(b)5 of the Securities Exchange Act, was filed for an unspecified amount of damages in the United States District Court, District of Maryland. The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. The Company believes that it has meritorious defenses to each complaint and intends to vigorously defend each proceeding.  Accordingly, the Company believes that either proceeding is not likely to have a material adverse effect upon its business or operations.

ITEM 4. REMOVED AND RESERVED

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s Common Stock is quoted under the symbol MED.  The common stock is traded on the New York Stock Exchange.  The following is a list of the low and high closing prices by fiscal quarters for 2010 and 2009:

	2010
	Low	High
Quarter Ended March 31, 2010	16.65	33.87
Quarter Ended June 30, 2010	25.43	36.78
Quarter Ended September 30, 2010	24.10	32.50
Quarter Ended December 31, 2010	23.25	31.29

	2009
	Low	High
Quarter Ended March 31, 2009	4.09	7.77
Quarter Ended June 30, 2009	4.24	11.46
Quarter Ended September 30, 2009	9.89	22.31
Quarter Ended December 31, 2009	19.42	35.35

There were approximately 171 record holders of the Company’s Common Stock as of March 30, 2011.   This number does not include beneficial owners of our securities held in the name of nominees.

No dividends on common stock were declared by the Company during 2010 or 2009.  The Company has not and does not plan to declare dividends in the foreseeable future.

On June 3, 2004, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.

We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.   As of December 31, 2010, we had purchased 135,000 shares as treasury stock through the repurchase program noted above.

The following is a summary of our stock purchases during the quarter ended December 31, 2010, as required by Regulation S-K, Item 703.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2010	-	$-	-	365,000
November 1 - November 30, 2010	-	$-	-	365,000
December 1 - December 31, 2010	-	$-	-	365,000

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

	2010	2009 (Restated)	2008 (Restated)	2007 (Restated)	2006 (Restated)
(In thousands, except per share data)
Revenue	257,552	169,743	110,076	85,005	74,963
Income from Operations	31,640	18,497	7,367	4,170	7,381
Income before Income Taxes	31,692	18,424	7,018	3,998	7,463

EPS - Basic	1.39	0.84	0.33	0.20	0.36
EPS - Diluted	1.35	0.77	0.30	0.19	0.34

Total Assets	94,059	62,960	49,925	43,087	36,375
Current Portion of long-term debt and revolving credit facilities	944	796	3,421	1,863	1,804
Total long-term Debt	4,855	5,444	4,313	4,570	3,509

Weighted average shares outstanding
Basic	14,082	13,515	13,126	12,961	12,669
Diluted	14,573	14,736	14,329	13,644	13,483

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause Medifast, Inc. actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. These factors include, but are not necessarily limited to those risks set forth in Item 1A of this form 10-K. Words such as projects, believe, plan, anticipate and expect and similar expressions are intended to qualify as forward-looking statements. Medifast, Inc. cautions investors not to place undue reliance on forward-looking statements, which speak only to management’s expectations on this date. We undertake no obligation to update any forward-looking statements even if actual results may differ from projections.

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

Revenue Recognition:  Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.  Medifast Weight Control Centers program fees are recognized over the estimated service period.

Impairment of Fixed Assets and Intangible Assets:  We continually assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and our operating performance. Future events could cause us to conclude that impairment indicators exist and the carrying values of fixed and intangible assets may be impaired. Any resulting impairment loss would be limited to the value of net fixed and intangible assets.

            Income Taxes:  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

            We evaluated our material tax positions and determined that we did not have any uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the twelve months ended December 31, 2010 and 2009, no estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2007.

            Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of December 31, 2010 and 2009 were $207,000 and $70,000, respectively.

Background:

The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products.  Medifast, Inc.’s product lines include meal replacements and nutritional supplements.   Our products and services are sold to weight loss program participates primarily via the Internet, telephone, and brick and mortar clinics.   Customers of our health coaches in the Take Shape for Life person-to-person direct sales channel are directed to order our products through either the Internet or through the Company’s in-house call center.  Our meal replacement food items have accounted for 93% of our revenues for the year ended December 31, 2010 and 95% in 2009 and 2008. Program sales in our Medifast Weight Control Center channel accounted for 2% of revenues in 2010 and 3% in 2009 and 2008.  No other product or service has accounted for more than 1% of consolidated revenue in any of the last three years.

Revenue consists primarily of meal replacement food sales. For the year ended December 31, 2010, total revenue increased to $257.6 million as compared to $169.7 million in 2009, an increase of $87.8 million or 52%. The Take Shape for Life sales channel accounted for 65% of total revenue, direct response marketing 25%, Medifast Weight Control Centers and Medifast Wholesale Physicians accounted for 10% of total revenue.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to spend in the Medifast Direct channel, number of active health coaches and average revenue per health coach per month in the Take Shape for Life channel, and average same store sales improvement  for the Medifast Weigh Control Center channel.

In 2010, we continued to see strong growth and improvement in Take Shape for Life Medifast Direct, and Medifast Weight Control Centers.  Take Shape for Life revenue increased 62% to $167.4 million compared with $103.5 million in 2009.  Growth in revenues for the segment were driven by increased customer product sales as a result of an increase in active health coaches acquiring active clients.  The number of active health coaches during 2010 increased to approximately 9,000 compared with 6,000 during the period a year ago, an increase of 50%. The number of active health coaches represents the number of health coaches receiving income from a product sale in the last month of the quarter. The average revenue per health coach per month decreased from $1,725 in 2009 to $1,675 in 2010.  The decrease of 3% is primarily due to the growth of the number of active health coaches, as when a large percentage of coaches are newly acquired, it takes time for the coaches to become productive in acquiring and supporting their clients.  As the number of active health coaches increase, the Company receives additional sales proceeds from product referrals, approximately $1,675 in product referrals per month for the average coach in 2010.

The Medifast Direct Sales division sales increased 35% to $64.4 million as compared with $47.5 million in 2009, an increase of $16.9 million.  Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates, the company experienced a 2.8 to 1 return on advertising spending during 2010 as compared to 2.7 to 1 in 2009.

The Medifast Weight Control Centers and Medifast Wholesale Physicians experienced revenue growth of 38% versus the same time period last year.  Revenue increased due to the opening of twelve new centers throughout 2010 and a 24% increase in the same store sales for Centers open for greater than one year, and the increased success of franchise centers.  The Company is continuing to focus on improved advertising effectiveness, improved closing rates on trends generated through advertising and improved consumer lifetime value through value add service, and the hiring of more experienced clinic personnel.

If all of our sales divisions continue to grow, there will be increasing demands on our infrastructure.  The increased demands could cause long hold times in the call center as well as delays on our website.  In addition, there could be delays in order processing, packaging and shipping.  We could run out of a majority of our inventory if product sales growth exceeded our production capacity.  In order to mitigate these risks, a key focus for the Company in 2011 will be investing in infrastructure to ensure that the Company can support the revenue growth of each of our sales divisions. This initiative included a new Distribution Center that opened in July 2010 to better service our Midwest to West Coast customers and increase the maximum number of orders the Company can ship daily, improved logistics in manufacturing, purchasing and distribution to support our sales growth, an improved web platform for all our sales divisions that launched in March 2011, and expansion of an additional call center location to handle additional call volume. There is also risk that our Independent contractor field leaders and health coaches could leave the company for a better opportunity which could result in decreased revenue from Take Shape for Life channel.  This risk is offset by a compensation program that fairly rewards the health coaches for the actions of supporting their clients to their weight loss and health goals, increased revenue per month earned as these same leader health coaches build their organization of health coaches because they have proven to be passionate about helping others and combating the growing obesity epidemic in America at present.

CONSOLIDATED RESULTS OF OPERATIONS
 2010 COMPARISON WITH 2009

Overview of the Twelve Months Ended December 31, 2010 Compared to Twelve Months Ended December 31, 2009

	Twelve Months Ended December 31,
		(Restated)
	2010	2009	$ Change	% Change

Revenue	$257,552,000	$169,743,000	$87,809,000	52%
Cost of sales	65,083,000	45,355,000	19,728,000	43%
Gross Profit	192,469,000	124,388,000	68,081,000	55%

Selling, general, and administration	160,829,000	105,891,000	54,938,000	52%

Income from operations	31,640,000	18,497,000	13,143,000	71%

Other income/(expense)
Interest income (expense), net	274,000	10,000	264,000
Other income/(expense)	(222,000)	(83,000)	(139,000)
	52,000	(73,000)	125,000	-171%

Income before provision for income taxes	31,692,000	18,424,000	13,268,000	72%
Provision for income tax (expense)	(12,081,000)	(7,067,000)	(5,014,000)	71%

Net income	$19,611,000	$11,357,000	$8,254,000	73%

% of revenue

Gross Profit	74.7%	73.3%
Selling, general, and administration	62.4%	62.4%

Revenue:  Revenue increased to $257.6 million in 2010 compared to $169.7 million in 2009, an increase of $87.8 million or 52%. The Take Shape for Life sales channel accounted for 65% of total revenue; Medifast Direct channel accounted for 25%, and Weight Control Centers and Medifast Wholesale Physicians accounted for 10% of total revenue.  Take Shape for Life sales, which are fueled by increased customer product sales as a result of an increase in active health coaches increased by 62% compared to 2009. As compared to 2009, the Medifast Direct Response sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 35% year-over year. The Medifast Weight Control Centers and Medifast Wholesale Physicians increased sales by 38% due to the opening of new corporate and franchise locations and year over year improvement in same store sales.

Take Shape for Life revenue increased 62% to $167.4 million compared with $103.5 million in 2009.  Growth in revenues for the distribution channel was driven by increased customer product sales as a result of an increase in the number of active health coaches acquiring an increased number of active clients.  The number of active health coaches during the year increased to approximately 9,000 compared with 6,000 at the end of 2009, an increase of 50%. In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of one-on-one communication continues to excel. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active health coaches.   Becoming a health coach is a business opportunity that has a low cost of start-up and requires no holding of inventory as all orders are shipped to the end consumer.  In the current economic environment, many people are looking for supplemental income to assist in paying bills such as the car payment, rent, or mortgage, and becoming a health coach allows for supplemental income in the form of a commission compensation on product sales and supporting the customer needs by providing education on the program and support to customers ordering through Take Shape for Life and most importantly the ability to help others regain their health through the use of clinically proven Medifast products.

The Medifast Direct Response Sales division sales increased 35% to $64.4 million as compared with $47.5 million in 2009, an increase of $16.9 million.  Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates the company experienced a 2.8 to 1 return on advertising spending during 2010 as compared to a 2.7 to 1 return in 2009.  The Company spent approximately $23 million on direct response advertising in 2010, an increase of 32% from 2009.

The Medifast Weight Control Centers and Medifast Wholesale Physicians channel represent approximately 10% of the Company’s overall revenues.  At the end of 2010, Medifast Weight Control Centers were operating in thirty-nine corporate locations in Austin, Dallas, Houston, Orlando, Baltimore, and Washington, D.C., and twenty one franchise centers were in operation. In 2010, the Company experienced revenue growth of 38% versus the same time period last year.   In 2010, same store sales increased by 24% for corporate Centers open greater than one year.  In 2010, the Company opened 12 new corporate Medifast Weight Control Centers and 3 new franchise centers. Throughout 2011, the Company anticipates opening an additional 25-30 corporately owned Medifast Weight Control Centers.

Costs of Sales:  Cost of sales increased $19.7 million in 2010 to $65.1 million as compared to $45.4 million in 2009.  As a percentage of sales, gross margin increased to 74.7% from 73.3% in 2009.  The 140 bps improvement in gross margin percentage resulted in a $3.6 million improvement in gross margin based on 2010 sales volume of $257.6 million. The gross margin improvement was primarily the result of decreased shipping cost as a percentage of sales of $1.4 million, economics of scale in ordering raw materials and packaging of $1.4 million, and improved labor and overhead absorption of $750,000.

Selling, General and Administrative:  Overall, selling, general and administrative expenses increased by $54.9 million as compared to 2009.  As a percentage of sales, selling, general and administrative expenses remainded at 62.4% for 2010 and 2009.   Take Shape for Life commission expense, which is completely variable based upon product sales, increased by approximately $27.4 million as the Company showed sales growth of 62% as compared to 2009. Take Shape for Life health coaches are independent contractors that are paid commissions on product sales referred to the Company.    Health coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center.  The clients of health coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address.  Health coaches are not required to purchase product in order to receive a commission.  In addition, health coaches do not receive a commission on their personal product orders or non product sales on tools and training materials.  Salaries and benefits increased by $12.5 million in 2010 as compared to last year.  The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers.  Areas that also experienced additional staffing due to the 52% sales growth in 2010 include manufacturing, distribution, call center, and IT.  The opening of the Company’s new Dallas, TX distribution center in July of 2010 also led to the hiring of additional personnel in both distribution and the call center. Sales and marketing expense increased by $7.8 million in 2010 as compared to the prior year, primarily due to the $5.6 million increase in Medifast Direct advertising.  Communication expense increased $300,000 and other expenses increased by $1.9 million which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes.  Operating expenses increased $800,000 as compared to 2009.  Office expense increased by $3.7 million and stock compensation expense increased by $527,000 as additional restricted shares were issued to key executives and Board members.

Income taxes:  In 2010, the Company recorded $12.1 million in income tax expense, which represents an effective rate of 38.1%.  In 2009, the Company recorded income tax expense of $7.1 million which reflected an effective tax rate of 38.4%.  The Company anticipates a tax rate of approximately 38-39% in 2011.

Net income: Net income was approximately $19.6 million in 2010 as compared to approximately $11.4 million in 2009, an increase of 73%.  Pre-tax profit as a percent of sales increased to 12.3% in 2010 as compared to 10.9% in 2009. The improved profitability in 2010 is due to sales growth in the Take Shape for Life division, Medifast Weight Control Centers, and Direct Response sales channels as well as improved advertising effectiveness in the Medifast Direct sales channel, gross margin improvement as well as leveraging the fixed costs associated with our vertically-integrated support structure.

Management Discussion on Restatement of the years ended December 31, 2008 and 2009

We are restating our financial statements for the years ended December 31, 2008 and 2009 and beginning retained earnings as of January 1, 2008 principally due to errors in recording certain ordinary course of business expenses in the proper period.  Certain costs and expenses affecting selling, general and administrative expenses and cost of sales, to include shipping expenses and certain web advertising expenses, which due to growth and evolution in the business model were consistently expensed in the following month after services were rendered, rather than being accrued in the proper period.  The company has consistently recorded twelve months of expenses in each year. In addition to the timing of expenses, there was a write off related to an intangible asset. Also, in the Medifast Weight Control Centers, the Company had been recording program fees on a cash basis for customers who paid up front. The difference has been deferred and properly recorded over the applicable service period, and for fiscal year 2010 has been properly recorded, so there is no material impact for the year ended December 31, 2010.    With the Company’s accelerated growth rate over the last few years (44% CAGR in sales since December 31, 2007) the one month lag in expenses on a cumulative basis was deemed material per Staff Accounting Bulletin No. 108 and requires restatement for the years ended December 31, 2008 and 2009.

In the course of our 2010 annual audit by our independent registered public accounting firm McGladrey & Pullen, LLP (McGladrey), McGladrey  requested in March 2011  that we re-evaluate whether our historical and then current practices with the respect to the timing for recognition of certain expenses were appropriate under generally accepted accounting principles in the United States (“GAAP”). In addition, during the course of their audit, McGladrey identified several other adjustments pertaining to the prior years.  This required the company to request an automatic extension for filing our 10-K to allow adequate investigative time for the reevaluation and to allow our current year auditor to meet, discuss and review work papers with our predecessor auditors who then concurred with the conclusory recommendation to restate for prior years made following their joint review.

The Company’s Management upon being advised by its Independent Auditor of the issue, as part of its Sarbanes Oxley policy regarding internal controls over financial reporting, immediately reported this issue to the Audit Committee which promptly  requested management to conduct a detailed review.

Management performed a detailed review of expense recognition of certain ordinary course of business expenses for the years  2008 and 2009. As a result, we identified a material weakness in our internal control over financial reporting.  Historically, our accounts payable and accrued expense accounts were evaluated on a quarterly and annual basis based upon whether the corresponding expenses were fairly stated (e.g. by analyzing whether our operating results included twelve months of expenses for the yearly periods or three months of expenses for the quarterly periods) which they did.  However, our procedures did not include a detailed review of ending liability balances for these specific costs and expenses, which resulted in certain expenses being recorded when they were paid rather than incurred.  In addition, during the course of their audit, McGladrey identified several other adjustments pertaining to the prior years which have also been included in the restatement.  Our predecessor auditor concurred with management’s assessment and has audited the restatement adjustments.

The Compensation Committee has set specific criteria for Bonus Performance for key executive officers based on the performance goals of the Medifast Board Approved Forecast which has been a minimum increase in revenues and profits of 15 to 20% year over year reflective of a growth company. The Company has stated that if there are any accounting adjustments that result in revenues or profits to fall below the specific criteria for Bonus Performance, the Company will do a clawback of compensation in accordance with the Plan. The Company has conducted a review of the criteria for the Executive Officer Bonus Performance for the years ended December 31, 2008 and 2009 and determined that the executive bonus performance plan was met and exceeded with the restated results reconciled with the Bonus Performance Plan for the years in question.

SEGMENT RESULTS OF OPERATIONS

			(Restated)		(Restated)
	2010		2009		2008
Segments	Sales	% of Total	Sales	% of Total	Sales	% of Total
Medifast	229,879,000	89%	152,077,000	90%	99,048,000	90%
MWCC and Wholesale	27,673,000	11%	17,666,000	10%	11,028,000	10%
Total Sales	257,552,000	100%	169,743,000	100%	110,076,000	100%

2010 vs. 2009

Medifast Segment:  The Medifast segment consists of the sales of Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2010 vs. 2009 above.

MWCC and Wholesale Segment:  The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians.    Sales increased by $9.9 million, or 56% year-over year due to the opening of twelve new corporately-owned centers throughout 2010 and a 24% increase in the same store sales for Centers open for greater than one year.  The Company is continuing to focus on improved advertising effectiveness, improved on trends generated through advertising and improved consumer lifetime value through value and service, developing a new operating system to enhance the customer experience and store operations as well as the hiring of more experienced clinic personnel.  At the end of 2010, there were thirty-nine corporately owned centers opened as compared to twenty seven centers at the end of 2009.  The company had twenty-one franchise centers in operation as of December 31, 2010.  In 2011, the Company plans on opening an additional 25-30 corporately owned Medifast Weight Control Centers.

2009 vs. 2008

Medifast Segment:  The Medifast segment consists of the sales of Medifast Direct, Take Shape for Life, and Doctors.  As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2009 vs. 2008 above.

MWCC and Wholesale Segment:  The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians. Sales increased by $6.6 million, or 60% year-over- year due to the opening of seven new centers throughout 2009,  a 20% increase in the same store sales for Centers open for greater than one year, and the launch of the franchise opportunity in 2008.  The Company is continuing to focus on improved advertising effectiveness, improved on trends generated through advertising and improved consumer lifetime value through value and service, as well as the hiring of more experienced clinic personnel.  At the end of 2009, there were twenty seven corporately owned centers opened as compared to twenty centers at the end of 2008.  The company has eighteen franchise centers in operation.

	Net Profit by Segment as of December 31,
			(Restated)		(Restated)
	2010		2009		2008
Segments	Profit	% of Total	Profit	% of Total	Profit	% of Total
Medifast	30,775,000	97%	18,288,000	99%	8,110,000	116%
MWCC and Wholesale	6,762,000		3,949,000		1,943,000
All Other	(5,843,000)	-18%	(3,813,000)	-21%	(3,035,000)	-43%
Net Profit	31,694,000	79%	18,424,000	79%	7,018,000	72%

2010 vs. 2009

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2010 vs. 2009 above.

See footnote 16, “Business Segments” for a detailed breakout of expenses.

MWCC and Wholesale Segment: This segment improved net profitability year-over-year by $2.8 million.   The increase in profitability was due to of twelve new corporately-owned centers throughout 2010 and a 24% increase in the same store sales for Centers open for greater than one year.  The Company is continuing to focus on improved advertising effectiveness, improved on trends generated through advertising and improved consumer lifetime value through value and service, developing a new operating system to enhance the customer experience and store operations as well as the hiring of more experienced clinic personnel. See footnote 16, “Business Segments” for a detailed breakout of expenses.

All Other Segment:   The All other segment consists of corporate expenses related to the parent company operations.  Year-over-year, parent company expenses increased by $2 million.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.  See footnote 16, “Business Segments” for a detailed breakout of expenses.

2009 vs. 2008

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2010 vs. 2009 above.

See footnote 16, “Business Segments” for a detailed breakout of expenses.

MWCC and Wholesale Segment:  MWCC and Wholesale Segment: This segment improved net profitability year-over-year by $2 million.  The increase in profitability was due to opening of ten new corporately owned centers in 2008, seven new centers in 2009, and opening additional franchisee centers throughout 2009. The increase in the total number of corporate clinics to twenty seven, eighteen operating franchise centers, and improvements in same store sales year-over-year led to additional sales and profitability. See footnote 16, “Business Segments” for a detailed breakout of expenses.

The All Other segment:  The All other segment consists of corporate expenses related to the parent company operations.  Year-over-year, parent company expenses increased by $778,000.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.  See footnote 16, “Business Segments” for a detailed breakout of expenses.

Contractual Obligations and Commercial Commitments

As of December 31, 2010, our principal commitments consisted of obligations for variable and fixed rate loans detailed in Note 12 of the financial statements, operating leases for corporately owned Medifast Weight Control Centers detailed in Note 9 of the financial statements, and copier equipment contracts for our printing operation that support our marketing efforts.

The Company has the following contractual obligations as of December 31, 2010

	2011	2012	2013	2014	2015 Thereafter
Contractual Obligations

Total Debt	944,000	912,000	656,000	257,000	257,000	2,773,000
Operating Leases	1,923,000	2,010,000	1,592,000	1,313,000	970,000	758,000
Copier Equipment Service Contracts	937,000	880,000	771,000	771,000	771,000	2,000

Total contractual obligations	3,804,000	3,802,000	3,019,000	2,341,000	1,998,000	3,533,000

LIQUIDITY AND CAPITAL RESOURCES

The Company had stockholders’ equity of $72.0 million and working capital of $44.7 million on December 31, 2010 compared with $47.8 million and $27.1 million at December 31, 2009 respectively.  The $24.2 million net increase in stockholder’s equity reflects $19.6 million in 2010 profits as well as equity transactions as outlined in the “Consolidated Statement of Changes in Stockholders’ Equity and accumulated other comprehensive income (loss).” The Company’s cash and cash equivalents position increased from $10.6 million at December 31, 2009 to $17.2 million at December 31, 2010.  The $6.6 million increase was due mainly to the increased profits of $19.6 million and an increase in payables and accrued expenses of $7.3 million.  These were offset by an $8.3 million increase in inventory and an increase in capital spending.

The Company currently has no off-balance sheet arrangements.

In the year ended December 31, 2010 the Company generated cash flow of $28.8 from operations, primarily attributable to higher operating income.  Net changes in operating assets and liabilities increased cash flow by $625,000.  Sources of cash include a decrease in prepaid expenses of $1.6 million, a decrease of other assets of $138,000, and an increase in payables and accrued expenses of $7.3 million.  This was offset by a total use of $8.6 million which includes an increase in inventory of $8,302,000 and an increase in prepaid income taxes of $340,000.

In the year ended December 31, 2010, net cash used in investing activities was $23.5 million, which was primarily due to an increase in investment activity and the purchase of property and equipment.  The increase in property and equipment relates to the building of a large amount of infrastructure in 2010 to support growth.  This included the opening of twelve new Medifast Weight Control Center locations, development of an operating system for the Medifast Weight Control Centers, continued development of a new web shopping platform the Direct Response Marketing and Take Shape for Life Channel that launched successfully in March 2011, ERP system enhancements, IT infrastructure to support new systems, and leasehold improvements to manufacturing and distribution facilities to support future growth.

In the year ended December 31, 2010, financing activities generated $1,333,000 in cash flow.  Sources of cash included an increase in long term debt of $393,000, a decrease in notes receivable of $5,000, an issuance of common stock, options and warrants of $34,000, and excess tax benefit from share based payment arrangements of $1,770,000.  This was offset by a use of cash in the repayment of long term debt of $834,000 and the purchase of treasury stock for $35,000.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and cash flow from financing activities.

There are no current plans or discussions in process relating to any material acquisition that is probable in the foreseeable future.

2009 COMPARISON WITH 2008

Overview of the Twelve Months Ended December 31, 2009 Compared to Twelve Months Ended December 31, 2008

	Twelve Months Ended December 31,
	(Restated)	(Restated)
	2009	2008	$ Change	% Change

Revenue	$169,743,000	$110,076,000	$59,667,000	54%
Cost of sales	45,355,000	30,986,000	14,369,000	46%
Gross Profit	124,388,000	79,090,000	45,298,000	57%

Selling, general, and administration	105,891,000	71,723,000	34,168,000	48%

Income from operations	18,497,000	7,367,000	11,130,000	151%

Other income/(expense)
Interest income (expense), net	10,000	(217,000)	227,000
Other income/(expense)	(83,000)	(132,000)	49,000
	(73,000)	(349,000)	276,000	-79%

Income before provision for income taxes	18,424,000	7,018,000	11,406,000	163%
Provision for income tax (expense)	(7,067,000)	(2,707,000)	(4,360,000)	161%

Net income	$11,357,000	$4,311,000	$7,046,000	163%

% of revenue

Gross Profit	73.3%	71.9%
Selling, general, and administration	62.4%	65.2%
Income from Operations	10.9%	6.7%

OPERATING

Sales

Revenue increased to $169.7 million in 2009 as compared to $110.1 million in 2008, an increase of $59.7 million or 54%. The Take Shape for Life sales channel accounted for 61% of total revenue, Medifast Direct Response Channel 28%, and Weight Control Centers and Medifast Wholesale Physicians accounted for 11% of total revenue. Take Shape for Life sales, which are fueled by person-to-person direct selling and successful health coaches building their networks and supporting increased sales by $51.8 million or 100% year-over-year.   The Company’s Medifast Weight Control Center and Medifast Wholesale Physicians channel, increased sales $7.8 million or 93% compared to 2008.  Same store sales increased by 20% for Centers open greater than one year.   The Medifast Direct sales channel, which is fueled primarily by consumer advertising, increased revenues $3 million or 7% year-over year on $400,000 less advertising spend.

Take Shape for Life revenue increased 100% to $103.5 million compared with $51.7 million in 2008.   Growth in revenues for the segment was driven by increased customer product sales as a result of an increase in active health coaches acquiring active clients.   The number of active health coaches during 2009 increased to approximately 6,000 compared with 3,400 during the period a year ago, an increase of 76%.  The number of active health coaches represents the number of health coaches receiving income from a product sale in the last month of the quarter In addition, the average revenue per health coach per month increased from $1,510 in 2008 to $1,725 in 2009, an increase of 14%.  As the number of active health coaches increase, the Company receives additional sales proceeds from product referrals, approximately $1,725 in product referrals per month for the average coach in 2009. We continue to see the benefits of a physician-lead network of coaches that are able to support their clients in their weight-loss efforts.   In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of health coaches helping others to lose weight as a result of one-on-one communication and support continues its rapid growth. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active health coaches.   Becoming a health coach is a business opportunity that has a low start up cost, does not require the holding of inventory as all orders are shipped from the company to the end consumer.   In the current economic environment, many people are looking for supplemental income to assist in paying the car payment or mortgage, and becoming a health coach allows for supplemental income in the form of commission compensation on product sales. In addition the health coach supports customer needs by providing education on the program and assisting customers in selecting the right products and programs using clinically proven Medifast products and protocols. Take Shape for Life has assisted thousands of overweight and obese customers regain their health and wellbeing while creating a national bionetwork of activist health coaches who are combating the epidemic of obesity in America.

The Medifast Weight Control Centers and Medifast Wholesale Physicians represent approximately 11% of the Company’s overall revenues.  At the end of 2009, Medifast Weight Control Centers were operating in twenty seven corporate locations in Florida, Maryland, and Texas, and eighteen franchise locations.  In 2009, the Company experienced revenue growth of 60% in this segment.

The Medifast Direct channel sales increased 3% to $47.5 million as compared with $46.2 million in 2008, an increase of $1.3 million.  Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates the company experienced a 2.7 to 1 return on advertising spend during 2009 as compared to 2.5 to 1 in 2008.  This resulted in $800,000 less advertising spend driving an additional $1.3 million in sales as compared to prior year.  This improvement in advertising effectiveness was a key profitability driver in 2009.

Cost of Goods Sold

Cost of revenue increased $14.4 million to $45.4 million in 2009 from $31 million in 2008.  As a percentage of sales, cost of goods sold decreased from 28.1% in 2008 to 26.7% in 2009.  The 140 bps improvement in gross margin percentage resulted in a $1.5 million improvement in gross margin based on 2009 sales volume of $110.1 million. The gross margin improvement was primarily the result of decreased shipping cost as a percentage of sales of $1.6 million, improved labor and overhead absorption of $600,000.  This was offset by the annual standard cost update which reduced the cost of finished goods due to reduced raw material and packaging costs, and negatively impacted gross margin by $677,000.

Operating Expenses

Selling, general and administrative expenses increased by $34.0 million or 48% to $105.9 million in 2009 compared to $71.7 million in 2008.  As a percentage of sales, selling, general and administrative expense decreased to 62.4% in 2009 from 65.2% in 2008.   Take Shape for Life commission expense, which is completely variable based upon revenue, increased by $22.4 million as the Company showed sales growth of 100% as compared to 2008. Take Shape for Life health coaches are independent contractors that are paid commissions on product sales referred to the Company.    Health coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center.  The clients of health coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address.  Health coaches are not required to purchase product in order to receive a commission.  In addition, health coaches do not receive a commission on their personal product orders.   Salaries and benefits increased by approximately $5 million in 2009. The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers to support the strong growth in 2009 and beyond.  In addition, the opening of seven new corporately owned clinics also required the hiring of additional center managers and support staff.  Areas that also experienced additional staffing due to the 54% sales growth in 2009 include manufacturing, distribution, call center, and IT. Advertising expense in 2009 was approximately $17.4 million compared to approximately $18.2 million for the same period last year, a decrease of $800,000. Communication expense increased by $300,000.  Office expenses increased by $1.3 million and stock compensation expense increased by $1.3 million as additional restricted shares were issued to key executives and Board members in the third and fourth quarters of 2008.  Operating expenses increased by $1.9 million which primarily resulted from additional printing expense for our direct to consumer postcard mailings, printed materials included in each product shipment, as well as maintenance, repairs, and supplies for our manufacturing and distribution facilities.  Other operating expenses increased by $2.6 million which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes.

Other Income/Expense

Other income/expense decreased from a $349,000 in 2008 to $73,000 at December 31, 2009.  The main driver of the decrease was a reduction in interest expense of $0.2 million.

Income taxes

In 2009, the Company recorded $7.1 million in income tax expense, which represents an annual effective rate of 38.4%.   For 2008, we recorded income tax expense of $2.7 million which reflected an estimated annual effective tax rate of 38.6%

Net income

 Net income was $11.4 million in 2009 as compared to $4.3 million in 2008, an increase of 163%.    The improved profitability in 2009 is due to sales growth in the Take Shape for Life division, Medifast Weight Control Centers, and Medifast Direct sales channel as well as improved advertising effectiveness in the Medifast Direct sales channel, gross margin improvement as well as leveraging the fixed costs associated with our vertically-integrated support structure.

LIQUIDITY AND CAPITAL RESOURCES

The Company had stockholders’ equity of $47.8 million and working capital of $27.1 million on December 31, 2009 compared with $34.1 million and $11.3 million at December 31, 2008, respectively.  The $13 million net increase in stockholder’s equity reflects $11.4 million in 2009 profits as well as equity transactions as outlined in the “Consolidated Statement of Changes in Stockholders’ Equity and accumulated other comprehensive income (loss).” The Company’s cash and cash equivalents position increased from $1.0 million at December 31, 2008 to $10.6 million at December 31, 2009.  The $9.6 million increase was mainly due to the increased profits of $11.4 million as well as a $2.6 million decrease in inventory, and a reduction in capital spending.  These were offset by a $3.2 million decrease in our line of credit.

The Company currently has no off-balance sheet arrangements.

In the year ended December 31, 2009 the Company generated cash flow of $19,155,000 from operations, primarily attributable to higher operating income.  Net changes in operating assets and liabilities increased cash flow by $660,000.  The total use of cash from operations was $2.7 million.  Uses of cash include an increase in prepaid expenses of $1,066,000, an increase in accounts receivable of $228,000, a change in income taxes of $1,562,000, and an increase in other assets of $162,000.  This was offset by sources of cash during 2009 from a decrease in inventory by $2.6 million and an increase in accounts payable and accrued expenses of $705,000.  Inventory decreased due to increased inventory turns and a reduction of our days on hand.

In the year ended December 31, 2009, net cash used in investing activities was $8,616,000, which primarily consisted of the purchase of property and equipment.  The increase in property and equipment relates to the building of a large amount of infrastructure in 2009 to support growth.  This included the opening of seven new Medifast Weight Control Center locations, development of a point-of-sale system for the Medifast Weight Control Centers, continued development of a new web shopping platform for the Medifast Direct channel, new software system for our Take Shape for Life division, ERP enhancements, IT infrastructure to support new systems, phone system upgrades, and leasehold improvements to manufacturing and distribution facilities to support future growth.

In the year ended December 31, 2009, financing activities used $908,000 in cash.  Sources of cash included proceeds from long term debt of $2.6 million, a decrease in notes receivable of $170,000, issuance of common stock, options and warrants for $214,000, and a fair value adjustment for stock compensation tax benefit for $303,000.  This was offset by a use of cash in the repayment of the line of credit for $3.2 million, payment of long term debt for $930,000, and the purchase of treasury stock of $102,000.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and cash flow from financing activities.

There are no current plans or discussions in process relating to any material acquisition that is probable in the foreseeable future.

SEASONALITY

The Company’s weight management products and programs have historically been subject to seasonality.  Traditionally the holiday season in November/December of each year is considered poor for diet control products and services.  January and February generally show increases in sales, as these months are considered the commencement of the “diet season.”

INFLATION

To date, inflation has not had a material effect on the Company’s business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt.  Since nearly all of our debt is variable rate based, any changes in market interest rates will cause an equal change in our net interest expense.  At December 31, 2010, there was $6 million of variable interest loans outstanding which is subject to interest rate risk.  Interest rates on our variable rate loans ranged from 1.5% to 2.5% for the year ended December 31, 2010.  Each 100 basis point increase in the bank’s LIBOR rates relative to these borrowings would impact interest expense by $58,000 over a 12-month period.

ITEM 8. FINANCIAL STATEMENTS.

The information required by this item is set forth on pages 54 to 84 hereto and incorporated by reference herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ending December 31, 2010.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on the material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)) described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010, due to the existence of material weaknesses, as described below.

As a result of the Company’s rapid growth, there has been a strain on internal resources to effectively monitor the financial close process.  This resulted in the selection, application and implementation of incorrect accounting policies and internal control procedures primarily relating to cut-off of liabilities at period end, revenue recognition relating to Medifast Weight Control Centers and annual impairment assessments.   In the course of McGladrey & Pullen, LLP’s independent audit, they requested in March 2011  that we re-evaluate whether our historical and then current practices with the respect to the timing for recognition of certain expenses were appropriate under generally accepted accounting principles in the United States (“GAAP”).  Historically, our accounts payable and accrued expense accounts were evaluated on a quarterly and annual basis based upon whether the corresponding expenses were fairly stated (e.g. by analyzing whether our operating results included twelve months of expenses for the yearly periods or three months of expenses for the quarterly periods).  However, our procedures did not include a detailed review of ending liability balances for these specific costs and expenses, which resulted in certain expenses being recorded when they were paid rather than incurred.  In addition to this re-evaluation, other adjustments were identified relating to revenue recognition relating to Medifast Weight Control Centers and impairment of intangible assets.  As a result, we identified a material weakness in our internal control over financial reporting.

As a consequence of that determination, management re-examined year-end liability amounts for fiscal 2008 and 2009 along with revenue recognition relating to Medifast Weight Control Centers and impairment of intangible assets and concluded that this material weakness resulted in a cumulative material misstatements per Staff Accounting Bulletin No. 108 to these previously reported annual financial statements.  Accordingly, we restated in this Annual Report on Form 10-K the financial results for fiscal years ended December 31, 2008, and 2009 filed on Form 10-K to adjust for the misstatements caused by this material weakness.  In March 2011, management implemented procedures to enhance our review of the financial close process, including the implementation of additional policies and procedures to ensure expenses are recorded during the period in which they are incurred.  The Company’s Internal Audit function will also review the effectiveness of these new policies and procedures surrounding the accounts payable and accrued process on a quarterly basis to verify expenses are recorded in the proper period.   In addition, the Company is searching for additional experienced personnel to add technical resources to the accounting department.  We have discussed this action with our Audit Committee and believe that such enhanced policies and procedures and increased experienced personnel will prospectively mitigate this material weakness.

Management has determined that their remediation efforts of prior year’s material weakness surrounding the income tax process, as disclosed in the 2009 Form 10-K, have not been in place for a sufficient period of time to demonstrate that their effectiveness is sustainable.  Management concludes that a material weakness still exists in the preparation and review process for the calculation of the tax provision due to the complexities of accounting for income taxes and applying tax law to our tax positions and the lack of internal tax expertise.    We are in the process of remediating these deficiencies by enhancing the quality of our internal tax resources and external tax consultants and increasing the involvement of the consultant on a routine basis to evaluate tax positions, exposure areas and quarterly tax provisions along with assisting in further assessing and documenting the recognition and measurement principles surrounding uncertain tax positions.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, was audited by McGladrey & Pullen, LLP, our independent registered public accounting firm, as stated in their report appearing below.

Changes in our Internal Control

There were changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We identified a material weakness in our internal control over financial reporting and have described the changes to our internal controls over financial reporting designed to remediate this material weakness.  Additionally, as a consequence of that determination, we have implemented a procedure designed to detect or prevent this error from occurring in the future. In March 2011, management implemented procedures to enhance our review of the financial close process, including the implementing additional policies and procedures to ensure expenses are recorded during the period in which they are incurred.  The Company’s Internal Audit function will also review the effectiveness of the policies and procedures surrounding the accounts payable and accrued process on a quarterly basis to verify expenses are recorded in the proper period.   In addition, the Company is searching for additional experienced personnel to add technical resources to the accounting department along with increasing the envolvement of external tax consultants on a routine basis to evaluate tax positions, exposure areas and quarterly tax matters.     Management believes that such enhanced remediation efforts will prospectively mitigate these material weaknesses.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Medifast, Inc.

We have audited Medifast, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment.

The Company did not maintain sufficient in-house personnel resources with the technical accounting knowledge, expertise and training in the selection, application and implementation of GAAP.  The lack of internal resources due to the Company’s rapid growth resulted in insufficient monitoring over the financial statement close and restatements of prior years’ financial statements, primarily attributed to (a) inadequate cut-off procedures for recording liabilities at period end, (b) improper revenue recognition relating to the Medifast Weight Control Centers program revenues, and (c) inadequate testing  and assessment for impairment  of intangible assets

In addition, it was determined that the remediation efforts of the Company’s material weakness identified in 2009 surrounding the accounting for income tax process have not been in place for a sufficient period of time to demonstrate that their effectiveness is sustainable.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated March 31, 2010 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 31, 2011 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Baltimore, Maryland
March 31, 2011

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Medifast, Inc. has recruited a Board of Directors who reflect the values and ethics of our company and who can contribute to building long term shareholder value. All Medifast Directors are persons of integrity, business accomplishment, and diverse   backgrounds able and willing to collaboratively work together and provide their business experience and insight to guide and oversee the strategic direction of the company. In addition, they provide valuable input into the operational plans of the company to insure that it successfully executes its business plan and maintains the core values which protects its customers, employees and shareholders. The selection of the Company’s directors is driven by the needs of the business and the specific oversight skills needed to support the business objectives of Medifast.

The individual talents of the Directors chosen allow them to closely study the aspects of Company operations and business model aligned with their area of expertise to identify areas of potential risk to the Company. Then on Committees they collectively draw on their extensive executive and business experience to determine if any risk is material to the Company. Then, as a Board, they determine what should be done to deal with the risk so it is not material to the Company.

           Directors have been selected from many community organizations and networks in which the company and or its executives participate. Medifast is privileged to have qualified directors who were selected because of their business acumen, experience and their academic accomplishments. In addition, some of our Directors have a record of public service in the US Military, Government Service or with a Non Profit Organization. Medifast seeks to maintain a Board that reflects the diverse demographics of our customers and employees and our nation. Medifast is fortunate to have such distinguished Directors who have made significant contributions to our community and nation to include a Congressional Medal of Honor recipient, an Augustinian Friar who oversaw a major university, college, and two high schools and a seasoned technology and marketing executive who was one of the participants in the turnaround of the Xerox Corporation.

           Medifast has selected ten Independent Directors, one outside Director and three Management Directors. Most of them have guided the company through 45 quarters of consecutive profitability and we expect will continue to oversee our operations and financial results with the same diligence exercised over the past 10 years.

The Board of Directors currently consists of 14 persons. The directors, their ages, basis for their selection, and the year in which they first became director are provided in the table below:

Name and Experience	Director Since
Harvey C. “Barney” Barnum, Jr., age 70, was sworn in and currently serves as the Deputy Assistant Secretary of the Navy for Reserve Affairs on July 23, 2001. In this capacity he was responsible for all matters regarding the Navy and Marine Corps Reserve including manpower, equipment, policy and budgeting. On Jan. 20, 2009, Barnum was designated Acting Assistant Secretary of the Navy (Manpower and Reserve Affairs). Mr. Barnum was the fourth Marine to be awarded the nation’s highest honor, the Medal of Honor for valor in Vietnam. He retired from the Marine Corps as a Colonel in August 1989 after 27 and one-half years of service.   Barnum served multiple tours as an artilleryman with both the 3rd and 2nd Marine Divisions to include two tours in Vietnam; 2nd Marine Aircraft Wing; guard officer at Marine Barracks, Pearl Harbor, and operations officer, Hawaiian Armed Forces Police; weapons instructor at the Officer Basic School; four years at Marine Corps Recruit Depot, Parris Island, as commanding officer, Headquarters Company and the 2nd Recruit Training Battalion of the Training Regiment; Chief of Current Operations, US Central Command where he planned and executed the first U.S./Jordanian joint exercise staff as the commander of U.S. Forces and twice planned and executed Operation Bright Star spread over four southwest Asian countries involving 26,000 personnel. Headquarters Marine Corps tours included: aide to the assistant commandant as a captain and deputy director Public Affairs, Director Special Projects Directorate and Military Secretary to the Commandant as a colonel. Upon retirement in 1989, Barnum served as the principal director, Drug Enforcement Policy, Office of the Secretary of Defense. Barnum’s personal medals and decorations include: the Medal of Honor; Defense Superior Service Medal; Legion of Merit; the Bronze Star Medal with Combat “V” and gold star in lieu of a second award; Purple Heart; Meritorious Service Medal; Navy Commendation Medal; Navy Achievement Medal with Combat “V”; Combat Action Ribbon; Presidential Unit Citation; Army Presidential Unit Citation; Joint Meritorious Unit Award; Navy Unit Citation; two awards of the Meritorious Unit Citation; the Vietnamese Cross of Gallantry (silver) and the Department of the Navy Distinguished Public Service Award. Barnum has attended The Basic School, U.S. Army Field Artillery School, Amphibious Warfare School, U.S. Army Command and General Staff College and the U.S. Naval War College. He is the past president of the Congressional Medal of Honor Society, Connecticut Man of the Year ‘67, presented Honorary Legum Doctorem St Anselm College; Rotary Paul Harris Fellow; Abe Pollin Leadership Award ‘03, Marine Corps League “Iron Mike” Award and Order of the Carabao Distinguished Service Award.

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

2009

Barry B. Bondroff, CPA, age 62, is an officer and director with Gorfine, Schiller & Gardyn, PA, a full-service certified public accounting firm offering a wide range of accounting and consulting services.    Previously, he was a Senior Managing Director with SMART. Mr. Bondroff brings over 35 years of experience providing companies of all sizes and industries with practical and cost-effective accounting, assurance, tax, business, technology and financial advisory services. Prior to managing SMART, Mr. Bondroff was the Managing Director for Grabush, Newman & Co., P.A., which combined with SMART in May 2003. Mr. Bondroff began his career with Grabush Newman in 1970, and in 1976 became Officer and was promoted to Managing Director in 1982. He earned his Bachelor of Science degree in Accounting from the University of Baltimore. Additionally, Mr. Bondroff serves on the Board of Directors for the publicly traded First Mariner Bank of Maryland, a NASDAQ listed SEC registrant. He is active with First Mariner serving on the Executive Committee, Loan Committee, Audit Committee and as Chairman of the Compensation Committee. In addition to his professional affiliations, Mr. Bondroff served on the Executive Committee for Israel Bonds and was a Director of Cycle Across Maryland. He has served the National Jewish Medical and Research Center, the Jewish Center for Business Development and has assisted the Baltimore Symphony Orchestra in its fundraising efforts. In addition, Barry was a past President and Treasurer of the Edward A. Meyerberg Northwest Senior Center, and also served as a Member of the Board of Directors for the Levindale Hebrew Geriatric Center and Hospital.  He currently serves as Treasurer for Special Olympics of Maryland, as a Trustee for Stevenson University in Maryland and a member of the Audit Committee of the Associated.

 Barry B Bondroff was first selected as a Director in 2008 because of his more than 36 years experience as a CPA, and with corporate governance including serving on the Board of another public company. He utilizes that experience as a financial expert and his elected position of Vice Chairman of the Board. His service on the Audit Committee and Nominating Committee and his availability as a local director in Baltimore provide for local oversight and practical consulting in the area of financial management, risk assessment and Sarbanes-Oxley regulations. He also provides an extensive rolodex that assists Medifast’s management team to find the best talent in the market to assist in our growth and development.

2008
Charles P. Connolly, age 61, is currently an independent director focusing on bank relationships, debt refinancing, merger and acquisition strategy and executive compensation design. Mr. Connolly spent 29 years at First Union Corp. that merged with Wachovia Bank in 2001. He retired in 2001 as the President and CEO of First Union Corp. of Pennsylvania and Delaware. Mr. Connolly serves on the Boards of numerous profit and non-profit organizations.  He holds an MBA from the University of Chicago and AB from Villanova University.

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

2006
Jason L. Groves Esq., age 40, is the Assistant Vice President of Government Affairs for Verizon Maryland, since 2003.   Mr. Groves is also an Army veteran.  He was a direct commissioned Judge Advocate in the United States Army Judge Advocate General’s Corps (JAG).  As a JAG Officer, he practiced law while stationed at Fort George G. Meade, Maryland.  He had the distinction of prosecuting criminal cases in the District Court of Maryland as a Special Assistant United States Attorney.  Over the course of three years, he received two Army Achievement Medals, and one Army Commendation Medal.  Mr. Groves is a graduate of the Disney University College Program for managers.  He received his Bachelor of Science degree, cum laude, in Business with a concentration in Hospitality Management from Bethune-Cookman College.  He also obtained his law degree from North Carolina Central University School of Law and is a member of the New Jersey and District of Columbia bars as well as several bar associations.

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

2009

George J. Lavin, Jr., Esq., age 82, was the senior founding partner of Lavin, O’Neil, Ricci, Ceprone & Disipio. Mr. Lavin is a 1951 graduate of Bucknell University. He attended the University of Pennsylvania School of Law, receiving an LL.B. in 1956, and then served as a Special Agent, Federal Bureau of Investigation, United States Department of Justice, until 1959. Mr. Lavin has extensive national experience in products liability defense. He has had regional responsibilities in several automotive specialty areas, and was called upon to try matters throughout the county on behalf of his clients. Mr. Lavin’s practice emphasized his commitment to defending the automotive industry. Mr. Lavin is admitted to practice before the Supreme Court of Pennsylvania, the United States Court of Appeals for the Third Circuit and the United States District Courts for the Eastern and Middle Districts of Pennsylvania. He is a member of the Faculty Advisory Board of the Academy of Advocacy, the Association of Defense Counsel, The Defense Research Institute, The American Board of Trial Advocates, and the Temple University Law School faculty. He has also been elected a fellow of the American College of Trial Lawyers. On March 1, 1994, Mr. Lavin assumed the title of Counsel to his name sake firm.  Mr. Lavin has served as the General Counsel to the Augustinian order of Villanova, PA.

George J. Lavin, Esq. was first selected as a Director in 2005 for his prestigious demonstrated legal experience on behalf of major international businesses, management experience in his law firm and his extensive service with the FBI. His current selection as Director values his experiential oversight on legal matters as well as his service on the Audit Committee and mentoring talents.

2005
Bradley T. MacDonald, age 63, is the Executive Chairman of the Board of Medifast, Inc.   Mr. MacDonald has been Chairman of the Board of Medifast, Inc. since January 1998 and was also Chief Executive officer from September 1996 to until March of 2007.  He was the principal architect of the turnaround of Medifast and formulated the “Direct to Consumer” business models that are the primary drivers of Revenue to this day. He also was the co-founder of Take Shape for Life and acquired the Clinic operations in 2002. During his time as CEO, he managed the company to 29 consecutive quarters of profits and improved shareholders equity from negative $4 million to over $27 million in less than seven years. He also increased the Company’s market cap from less than $1 million to over $100 million and listed the company on the NYSE. At the time the Board planned leadership succession occurred, the Board assigned Mr. MacDonald executive responsibilities in the following areas: legal affairs, treasury, banking relationships, M&A, strategic plan oversight, public policy oversight, and community relations in addition to Board responsibilities as Executive Chairman and as the formal Co-founder of Take Shape for Life.  In 2006, Mr. MacDonald received the prestigious and audited Ernst and Young award of “Entrepreneur of the Year” for the state of Maryland in the consumer products category.  Also, he helped lead the Company to national recognition in Forbes Magazine ranking Medifast 28th of the top 200 small companies in America. Mr. MacDonald was previously employed by the Company as its Chief Executive Officer from September 1996 to August 1997. From 1991 through 1994, Colonel MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food, Hospitality and Recreation Businesses for the United States Marine Corps.  Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonneau Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of MacDonald and Associates, which had major financial interests in retail drug, consumer candy, and pilot sunglass companies.  Mr. MacDonald was national president of the Marine Corps Reserve Officers Association and retired from the United States Marine Corps Reserve as a Colonel in 1997, after 27 years of service.  He was appointed and served on the Defense Advisory Board for Employer Support of the Guard and Reserve (ESGR.) for three years. Currently, Mr. MacDonald serves on the Board of Directors of Stevenson University in Maryland, and the Catholic Family Foundation of the Archdiocese of Baltimore. He is also the Vice-Chairman of the Board of Directors of the Marine Corps Reserve Toys for Tots Foundation.  Mr. MacDonald is the father of Margaret Sheetz who performs the role of President and Chief Operating Officer at Medifast, Inc.  Mr. Michael C. MacDonald, a director of The Company is the brother of Mr. MacDonald.

Bradley T. MacDonald was first selected as a Director in 1996, because of his executive and entrepreneurial experience in the businesses noted above. In addition he has held leadership positions of increasing responsibility in the United States Marine Corps attaining the rank of Colonel and attending service schools to include the Naval War College.  His current selection as Director is based on his successful turnaround of Medifast as CEO and successfully guiding the company under a new profitable business model. Having extensive experience on Wall Street, as  CEO of Medifast when he restructured the company in 1999 which has since  recorded  over 46 consecutive quarters of profitability, he is  able  to provide strategic guidance to the company. Upon reaching 60 years old with the advice and consent of the Board he was elected Executive Chairman of the Board to utilize his breadth of knowledge and experience regarding Medifast, Inc.

1996
Michael C. MacDonald, age 58, is a retired Senior Corporate Officer.  His last position was Senior Vice President of World Wide Operational Effectiveness for Xerox Corporation.  He was named to this position in September 2008 and led a corporate initiative to review the company’s core functions including Sales, Marketing, Human Resources and other key areas to ensure maximum effectiveness of resources.  Before this position, he was the World Wide President of Marketing Operations, responsible for corporate marketing, Xerox.com, advertising, brand creation, public relations and corporate communications.  Prior to his corporate assignments, he was President of Xerox North America, a 6.5 B Division responsible for all services, solutions and products sold and maintained in the United States and Canada.  This included a direct sales force of 4,000, a technical service staff of 25,000 and support staff of 6,000, a total of 35,000 employees.  Mr. MacDonald also held Vice Presidential positions leading the Northeast Region Sales and Technical Service organization, the North American Marketing organization, the North American Agent/Dealer organization and the North American Supplies organization.  A career described as sustained success and over achievement in revenue, profit and customer satisfaction.  His leadership profile is one of creativity, vision, high expectations and results with commensurate high levels of customer loyalty, employee development and satisfaction.  Mr. MacDonald also serves on the Board of Directors of Paetec Holding Corp., a Nasdaq-listed company and the Jimmy V Foundation.  In addition, he is also a board member of the North American Marketing Advisory Board and has been recognized on four occasions as one of the Top Twenty Marketing Executives of the Year by Business to Business Magazine.  Previous to 2009, he was a member of the Board of Directors of the U.S. Chamber of Commerce. Mr. MacDonald is the uncle of Margaret Sheetz who performs the roles of President and Chief Operating Officer at Medifast, Inc. Mr. Bradley T. MacDonald is the brother of Mr. MacDonald.
1998

Michael C. MacDonald was first selected as a Director in 1998 based on his broad based executive experience for Xerox. His current selection as Director is based on his tenured service with Xerox, and being a director of another public company.  He has a national reputation as an expert in Sales and Marketing in the high technology field. He has been instrumental in building the high technology platform that Medifast operates today through a period of continuous growth in the business. Because of his expertise and business acumen, the Board has elected him to the Executive Committee in recognition of his expertise in corporate governance.

Sr. Catherine T. Maguire RSM, age 60, a Sister of Mercy, has served as Associate Executive Director at SILOAM, a Body, Mind, Spirit wellness center for the HIV/AIDS community, from 1997 - 2010.  Prior to this Sr. Maguire worked in AIDS Ministry within the prison system in Washington DC., and served as vocation director for her religious community for 8 years.  She received a BS degree in Education/English in 1972, a MS degree in Library Science in 1974 both from Villanova University, and a MA degree in Theology with an emphasis in Pastoral Ministry & Spirituality in 1995 from St. Michael’s College in Vermont.  She served on the Board of the National Religious Vocation Conference from 1990-1992.

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
2009

John P. McDaniel, age 67, is a seasoned healthcare executive with more than 36 years of experience as a chief executive officer, most recently at MedStar Health in Columbia, Maryland, one of the largest and most comprehensive healthcare delivery systems in the mid-Atlantic region with annual revenues exceeding $3 billion, encompassing 25,000 employees 5,000 physicians and nine leading hospitals and other health related businesses. Mr. McDaniel has a degree in Business Administration from Wittenberg University, a MHA in Health Management and Policy from the University of Michigan, and an Honorary Doctorate of Humane Letters (LHD) from Wittenberg University. He is presently a Partner in The Hickory Ridge Group, an advisory, development and investment organization that focuses on emerging healthcare and technology entities.  He is also a member of the board of the Greater Baltimore Committee, the Greater Washington Board of Trade, Wittenberg University, First Mariner Bank Corp a Nasdaq-listed company and the Washington Real Estate Trust (WRE) a NYSE listed company.

John P. McDaniel was first selected a Director in 2009 for his extensive executive and entrepreneurial experience as well as his service on other public boards. His extensive management and Board knowledge concerning the health care industry and health care policy will provide seasoned oversight on behalf of shareholders. Because of his experience and leadership experience as the Chairman of the Racing Commission of Maryland, Director of First Mariner Bank and former Chairman and CEO of Medstar Health Systems he is serving on the Executive and Compensation Committees to bring his business acumen and organizational knowledge to oversight the Company

2009
Michael S. McDevitt, age 32, is the Chief Executive Officer of Medifast, Inc.  Prior to joining the company in June, 2002, he was a Senior Analyst for the Blackstone Group, a private equity group in New York City.  Medifast has continued to excel under Mr. McDevitt’s leadership, demonstrated by the company’s recent report of its 46th consecutive quarter of profitability.  Medifast continues to see strong year over year growth, most recently experiencing 57% top line growth and over 114% profitability growth, versus the same time period last year. During his tenure as CEO of Medifast the company was named number 16 on Forbes’ 2009  list of America’s Best Small Companies, a jump from 85 one year ago.  Additionally, Medifast was ranked number 28 on the 2008 Fortune Small Business list of fastest-growing small public companies, up from number 47 in 2007. Mr. McDevitt volunteers as a big brother for Big Brothers Big Sisters of Central Maryland, fully supporting the organization’s mission of helping boys and girls grow up to be confident, caring young adults.  He is a member of the board of directors for the American Heart Association’s Baltimore region.  Additionally, Mr. McDevitt supports the efforts of the American Diabetes Association and the Toys For Tots Foundation and works with several organizations of fellow CEOs.  Mr. McDevitt holds a Bachelor degree in Business Administration with a concentration in Finance from James Madison University.
2007

Michael S McDevitt was first selected as a Management Director in 2007 after he had assumed the positions of Chief Executive Officer and Chief Financial Officer of Medifast, Inc. His prior and current executive experience has contributed to the dynamic growth of Medifast. He brings a strong successful financial and operational management perspective to the Executive Committee of the Board.

Jeannette M. Mills, age 44, currently serving as senior vice president with the Baltimore Gas and Electric Company, a subsidiary of Constellation Energy. A Baltimore, MD native, Mills earned her Bachelor of Science in Electrical Engineering from Virginia Polytechnic Institute & State University (Virginia Tech) and she currently serves on the Advisory Board of the Bradley Department of Electrical and Computer Engineering. In 2006, Mills earned her Masters of Business Administration from Loyola College. Ms. Mills also works in the community, serving on the Board of Directors for Voices for Children, Howard County’s Court Appointed Special Advocate Program. Additionally, she serves on the Board of the Creative Alliance, a Program that builds communities by bringing together artists and audiences from diverse backgrounds to experience spectacular arts programs and engage in the creative process.

 Jeannette M. Mills was first selected as a Director in 2008 not only for her technical background but primarily for her high level of executive experience. Her service as Chairperson of the Compensation Committee has effectively utilized her talents to review and assess the operations and metrics used to evaluate key executives in the company. She has been instrumental in providing guidance and direction to ensure that all executives maintain the transparent high performance culture, and entrepreneurial philosophy of executive compensation balanced with appropriate risk assessment analysis.

2008
Jerry D. Reece, age 70, is chief executive officer of Reece & Nichols:  Real Estate, Mortgage, Title Insurance.  The real estate arm of the company is the largest real estate brokerage in Greater Kansas City. With over 40 years experience in real estate, Jerry Reece formed J.D. Reece Realtors in early 1987.  He sold the company in 2001 to Homeservices of America, Inc. a Berkshire Hathaway affiliate. After graduating from the University of Oregon in 1963 with a B.S. in Finance, Jerry Reece joined the United States Marine Corps and served in Hawaii and Vietnam as a first lieutenant. Following active duty, he continued his service in the Marine Corps Reserve. His various assignments included the command of a rifle battalion and service as a member of the Secretary of the Navy’s Marine Corps Reserve Policy Board at the Pentagon. Retired with the rank of Colonel, he is a past member of the Board of Directors of the Marine Toys for Tots Foundation. His personal decorations include the Legion of Merit, The Navy Commendation Medal with Combat “V” and the Combat Action Ribbon.

Jerry D. Reece was first selected as a Director in 2009 for his executive, entrepreneurial and broad real estate expertise. He is a leader in his community in Kansas City and has served on many for profit and nonprofit Boards, He is a decorated Vietnam veteran who has both civil and military executive experience to provide oversight and be a resource for executive and real estate matters requiring Board and corporate governance oversight.

2009
Donald F. Reilly, OSA, age 63, holds a Doctorate in Ministry (Counseling) from New York Theological and an M.A. from Washington Theological Union as well as a B.A. from Villanova University. Reverend Don Reilly was ordained a priest in 1974. His assignments included Associate Pastor, Pastor at St. Denis, Havertown, Pennsylvania, Staff at Villanova University, Personnel Director of the Augustinian Province of St. Thomas of Villanova, Provincial Counselor, Co-Founder of SILOAM Ministries where he ministers and counsels HIV/AIDS patients and caregivers. He is currently on the Board of Directors of Villanova University.  He also serves on the Board of Trustees of Merrimack College, MA, St. Augustine Prep, NJ, and Malvern Prep, PA.  Fr. Reilly was Prior Provincial of the Augustinian Order at Villanova, PA from 2002 - 2010.  He oversaw more than 220 Augustinian Friars and their service to the Church, teaching at universities and high schools, ministering to parishes, serving as chaplain in the Armed Forces and hospitals, ministering to AIDS victims, and serving missions in Japan, Peru, and South Africa.
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

Margaret Sheetz, age 33, is the President and Chief Operating Officer of Medifast. Inc.  Prior to joining the company in 2000, she was a legal assistant with the firm of Carrington, Coleman, Sloman and Blumenthal in Dallas, Texas. As Medifast continues to see strong year over year growth, Ms. Sheetz has provided the operational and technical leadership that has resulted in Medifast providing the proper infrastructure to support the growth of the company to include making dramatic productivity improvement in the company’s operational capabilities, building a strong infrastructure of distribution, manufacturing, information systems and human resource operations necessary to support rapid business growth. She supports the efforts of the American Diabetes Association, the American Heart Association and the Toys For Tots Foundation.  Ms. Sheetz is also very active with several organizations of Maryland executives. She holds a Bachelor of Arts degree from Villanova University and received an Executive MBA from Loyola University.

Margaret M. Sheetz was first selected as a Management Director in 2008 after she had assumed the positions of President and Chief Operating Officer of Medifast, Inc. She is the senior experienced operations executive who has built the operational structure of the company. In addition to her strong operational expertise she has strength in IT integration with operations and human resources management. She has an Executive MBA which has assisted her in the training development of her subordinates. She is the focused executive since 2000 who has been instrumental in building the manufacturing and distribution infrastructure with her team of professionals. Her leadership and oversight skills are recognized and she is recognized in the company as a detail oriented executive who builds high performance teams. The Board considers her the source person to get information pertinent to the oversight of Medifast’s operations.  Mrs. Sheetz is the daughter of Bradley T. MacDonald and niece of Michael C. MacDonald, a director.

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

Our Compensation Committee is responsible primarily for the design and oversight of the Company’s executive compensation policies, plans and practices. A key objective of the Compensation Committee is to ensure that the Company’s overall executive compensation program appropriately links pay to performance and aligns the interests of the Company’s executives with its stockholders without encouraging unnecessary risk. In furtherance of this objective, the Compensation Committee evaluates the potential compensation payable under the Company’s executive compensation plans based on alternative performance scenarios. The Compensation Committee also monitors the design and administration of the Company’s overall incentive compensation programs to ensure that they include appropriate safeguards to avoid encouraging unnecessary or excessive risk taking by Company employees. Elements of our executive compensation program that mitigate excessive risk taking, such as our combination of short and long-term incentives are described below under “Compensation Discussion and Analysis.”

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

Pursuant to Medifast Inc.’s bylaws and governance guidelines, the rules of the NYSE, and the Chairman of the Board, the Nominations Committee along with the consent of the Board of Directors determines the best committee structure for Medifast. The Board elects the Officers of the company.  Since 2007 Medifast, Inc. has had a separate Chairman of the Board and Chief Executive Officer. The Chairman position is elected every three years and the Chief Executive Officer, CFO, President and Chief Operating Officer are elected annually by the Board. Bradley T. MacDonald, Executive Chairman of the Board has executive responsibilities and is responsible for the Legal Affairs and Treasury functions of the Company, the banking relationships, community relations, M&A oversight and strategic planning. The Board of Directors is confident that the current leadership structure of the company based on past performance is in the Company’s best interest of creating shareholder value and building the Medifast business for the future.  The Chief Executive Officer, CFO, President, Chief Operating Officer and the Chairman of the Board have an excellent working relationship and understand the roles and responsibilities of each executive position. Michael S. McDevitt, the CEO has the primary operational responsibility for Medifast, while Brendan N. Connors, has primary financial responsibility. Margaret Sheetz who reports to the CEO, has the primary responsibility for the internal operations of Medifast Inc. The current leadership structure also provides significant benefits that come from Mr. MacDonald’s long tenure as Chairman of the Board and his prior experience as Chief Executive Officer of Medifast, Inc. and Co-Founder of Take Shape for Life.

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

Director Independence

The Board consists of 14 members of whom 11 are non-management directors, 10 of whom the Company has determined are independent.   Determination as to the qualifications of an independent directors are determined under section 303A.02 of the New York Stock Exchange, or the NYSE, Listed Company Manual and the Company’s Categorical Standards of Independence. The NYSE’s independence guidelines and the Company’s categorical standards include a series of objective tests, such as the director is not an employee of the Company and has not engaged in various types of business dealings involving the Company, which would prevent a director from being independent. The Board of Directors has affirmatively determined that none of the Company’s independent directors had any relationships with the Company.

The Board, in applying the above referenced standards has affirmatively determined the Company’s current independent directors are:  Harvey C. Barnum, Jr., Barry B. Bondroff, Charles P. Connolly, Jason L. Groves, George J. Lavin, Jr. Esq., Catherine T. Maguire, John P. McDaniel, Jeannette M. Mills, Jerry D. Reece, and Donald F. Reilly.

Board Meetings

For the fiscal year ended December 31, 2010 (“Fiscal 2010”), the Board of Directors held four meetings. All Board members attended at least 75% of the aggregate number of Board meetings and applicable committee meetings held while such individuals were serving on the Board of Directors, or such committees. Under the Company’s Principles of Corporate Governance, which is available on the Company’s website www.choosemedifast.com, by following the link through “Investor Relations” to “Corporate Governance,” each director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including attending meetings of the shareholders of the Company, the Board of Directors and committees of which he or she is a member.  All fourteen directors attended the 2010 annual shareholder meeting.

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

Audit Committee

Our audit committee consists of Charles P. Connolly Chairperson, Barry B. Bondroff, George J. Lavin, Jr. Esq., and Jason L. Groves, Esq.  each of whom are independent as discussed above under “Director Independence.” As required by Rule 303A.07 of the NYSE Listed Company Manual, the Board of Directors has affirmatively determined that each audit committee member is financially literate, and that Mr. Connolly is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.

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

•
meet and review with management and the independent auditors the financial statements to be included in the Company’s Annual Report on Form 10-K (or the annual report to shareholders) including (i) their judgment about the quality, not just acceptability, of the Company’s accounting principles, including significant financial reporting issues and judgments made in connection with the preparation of the financial statements; (ii) the clarity of the disclosures in the financial statements; and (iii) the Company’s disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations, including critical accounting policies;

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

•	Review and discuss with management, the internal auditors and the independent auditors the overall adequacy and effectiveness of the Company’s legal, regulatory and ethical compliance programs

•	Serve as a communication report to link under company Whistleblower Policy

Our Board of Directors has adopted a written charter for the audit committee which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance.”  In fiscal 2010, the audit committee met eight times.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Very Rev. Donald F. Reilly, Chairperson ,  Sister   Catherine T. Maguire, and Barry B. Bondroff,  all of whom are  independent as discussed above under “— Director Independence.”   The Nominating and Corporate Governance Committee identifies and recommends to the Board of Directors qualified candidates for election as Directors, recommends Director Committee assignments, and recommends actions necessary for the proper governance of Medifast, Inc., and for the evaluation of the performance of the Board of Directors and Chief Executive Officer. With input from the Executive Chairman of the Board and Chief Executive Officer, the Nominating and Corporate Governance Committee recommends certain executive officers for annual election. The Nominating and Corporate Governance Committee reviews issues and developments related to corporate governance practices and makes recommendations to the Board of Directors on changes in structure, rule or practice necessary for compliance and for good corporate governance. The Nominations committee has been tasked to assist the Chairman in selecting the most qualified and appropriate directors to serve on the company’s separate Board committees.

Medifast, Inc.’s Nominating and Corporate Governance Committee Charter provides that the skills and characteristics required generally of Directors include diversity, age, business background and experience, accomplishments, experiences in Medifast, Inc.’s business and a willingness to make the requisite commitment of time and effort. Accordingly, the Board of Directors has not set minimum standards for Director candidates. Rather, it seeks highly qualified individuals with diverse backgrounds, business and life experiences that will enable them to constructively review and guide management of Medifast, Inc. Medifast, Inc. has successfully obtained diverse highly qualified candidates for Directors without utilizing a paid outside consultant. The Corporate Governance Committee considers and evaluates potential Director candidates and makes its recommendations to the full Board of Directors. Any shareholder may submit a recommendation for nomination to the Board of Directors by sending a written statement of the qualifications of the recommended individual to the Corporate Secretary, Medifast, Inc., 11445 Cronhill Dr., Owings Mills, MD  21117. The Nominating and Corporate Governance Committee will utilize the same process for evaluating all nominees, regardless of whether the nominee recommendation is submitted by a shareholder or some other source.

If a shareholder wishes to nominate a candidate for election to the Board of Directors, in order for the nomination to be properly made the shareholder must give written notice to the Corporate Secretary of Medifast, Inc. Notice must be received at Medifast, Inc.’s principal executive offices at least 90 days before the date that is one year after the prior year’s regular meeting. The notice must set forth: (i) the name and address of the shareholder who intends to make the nomination and of the nominee or nominees, (ii) a representation that the shareholder is a holder of record of shares of Medifast, Inc. entitled to vote at the meeting and that the shareholder intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, (iii) a description of all arrangements or understanding between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder, (iv) such other information regarding each nominee proposed by the shareholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the SEC and the Company Bylaws  had each nominee been nominated, or intended to be nominated, by the Board of Directors, and (v) the consent of each nominee to serve as a Director of Medifast, Inc. if so elected.

Our Board of Directors has adopted a written charter for the nominating and corporate governance committee, which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance” or in print to any shareholder who requests it as set forth under “Additional Information — Annual Report, Financial and Additional Information.” In fiscal 2010, the nominating and corporate governance committee met four times.

Compensation Committee

The compensation committee currently consists of Jeannette M. Mills, Chairperson, John P. McDaniel and Jerry D. Reece, all of whom were independent as discussed above under “— Director Independence.”

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

Our Board of Directors has adopted a written charter for the compensation committee which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance.”  In fiscal 2010, the compensation committee met four times.

Executive Committee

Messrs. Bradley T. MacDonald, Chairperson, Michael C. MacDonald, Michael S. McDevitt, John P. McDaniel and Jerry D. Reece are members of the Executive Committee.  The Executive Committee has all the authority of the Board of Directors, except with respect to certain matters that by statute may not be delegated by the Board of Directors.  The Committee meets periodically during the year to develop and review strategic operational and management policies for the Company.  The Committee held one meeting during fiscal 2010.

DIRECTOR COMPENSATION

The non-employee Directors of Medifast, Inc. receive an annual stock grant for their services as director. In 2010, each director received 566 shares of restricted stock, with the exception of Jason L. Groves and Catherine T. Maguire who received 283 shares for their service and elected to take the remaining board compensation in cash. In 2010, Directors did not receive a meeting fee for attending either quarterly committee or Board of Director meetings.  For additional committee meetings or board service, Directors receive $1,000 per day.  Employee Directors do not receive any additional compensation for their services as director.

2010 Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2010.

	Fees Earned or
	Paid in Cash	Stock Awards
Name	($)	($)(1)	Total ($)
Harvey C. Barnum	$-	$15,010	$15,010
Barry B. Bondroff	14,000	$40,185	$54,185
Charles P. Connolly	21,000	45,555	$66,555
Jason L. Groves	14,000	7,505	$21,505
George Lavin, Jr., Esq.	4,000	45,555	$49,555
Michael C. MacDonald	4,000	50,925	$54,925
Catherine T. Maguire	6,000	7,505	$13,505
John P. McDaniel		31,385	$31,385
Jeannette M. Mills		40,185	$40,185
Jerry D. Reece		15,010	$15,010
Rev. Donald F. Reilly, OSA	-	52,367	$52,367

Additional fees are paid to the Audit Committee Chairman.  In 2010, the Chairman received an additional $16,000 in cash compensation.

(1)
Amounts are calculated based on the aggregate grant date fair value of these rewards computed in accordance with ASC Topic 718 “Stock Compensation” which excludes the effect of estimated forfeitures.  The assumptions and methodologies used to calculate these amounts are discussed in Note 2 to our Consolidated Financial Statements in this Form 10-K with the Securities and Exchange Commission.  Under generally accepted accounting principles, compensation expense with respect to stock awards and option awards granted to our employees is recognized over the vesting periods of the applicable rewards.

The table below summarizes the equity based awards held by the Company’s non-employee directors as of December 31, 2010.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-Exercisable	Option Exercise Price ($)	Option Expiration Date	Number Shares or Units of Stock That Have Not Vested Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)(1)
Charles P. Connolly	-	-	-	-	2,000	57,760
George Lavin, Jr., Esq.	-	-	-	-	2,000	57,760
Michael C. MacDonald	-	-	-	-	4,000	115,520
Rev. Donald F. Reilly, OSA	-	-	-	-	4,000	115,520

(1)	The market value of shares of stock that have not vested is based on the closing price of our common stock on December 31, 2010, or $28.88 per share.

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

ADDITIONAL INFORMATION

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of equity securities of the Company. Directors, officers and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them.  In 2010, to the Company’s knowledge, based solely on a review of the copies of such filings on file with the Company and written representations from the Company’s directors and executive officers, we believe all Section 16(a) filing requirements have been made applicable to the Company’s directors, executive officers and greater-than-ten-percent beneficial owners in fiscal 2010.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Purpose and Philosophy

The Compensation Committee of the Board of Directors is responsible for developing and recommending to the Board of Directors Medifast, Inc.’s executive compensation program for the five named executive officers: (referred to in this CD&A as the “executive officers”). Each of these executive officers is included in the Summary Compensation Table and the related tables beginning on page 53.

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

Executive compensation at Medifast, Inc. is focused on executive performance keyed to results. Medifast, Inc. provides fair and equitable compensation to its executive officers by combining conservative base pay, annual cash incentive, stock-based long-term incentive. The Executive Cash Bonus Plan is designed to reward executives for Medifast, Inc.’s current year financial success and recognize the responsibilities of the executive officers for meeting Medifast, Inc.’s financial performance goals. Stock-based incentives focus on long-term performance by aligning the executive officers’ long-term financial interests with Medifast, Inc.’s shareholders’ interest.

Total direct compensation which includes base pay, annual cash incentive and stock-based long-term incentive is measured against organizations in the general weight-loss industry. In general, there are different kinds of diet products and programs within the weight loss industry.  These include a wide variety of commercial weight loss programs, pharmaceutical products, weight loss books, self-help diets, dietary supplements, appetite suppressants and meal replacement shakes and bars.  Some of our competitors are substantially larger than we are, and have considerably greater financial resources than we have. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining executive leadership with an attractive compensation package. Medifast, Inc. targets total direct compensation for each executive officer near median for organizations in the general weight-loss industry. The mix of pay (base pay, annual cash incentive and long-term incentive) is designed to reflect a strong bias towards pay for performance by placing a majority of target compensation at risk. The only element of total direct compensation that is not performance based is base pay. Both annual cash incentive and long-term incentive are performance based.

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

The financial targets for annual cash incentive are premised upon the executive officers delivering on their financial performance projections to Medifast, Inc. as reflected in part, in the annual budget approved by the Board of Directors. In 2010 targeted annual incentive compensation was tied to the annual budget approved by the Board of Directors. The Compensation Committee set the target for pre-tax profit as a percentage of sales at 12%, the target for corporate revenue at $207 million, and net increase in cash, cash equivalents, and investments at $12.4 million. The target performance level is set to promote solid performance. The financial targets for annual cash incentive are divided into three components as follows:

1.
Pre-Tax profit as a percentage of sales. Each executive officer receives 33.33% of the total target payout if Medifast, Inc. achieves the targeted pre-tax profit as a % of sales. Each officer receives a portion of the total target payout if Medifast, Inc. achieves the targeted performance level, and additional increments for performance above the target. For pre-tax earnings as a percentage of sales the target was 11.5%.  Medifast, Inc. was above the threshold performance level for pre-tax earnings as a percentage of sales in 2010 at 12.3% compared to the target of 11.5%.

2.
Corporate Revenue. Each officer receives 33.33% of the total target payout if Medifast, Inc. achieves the targeted sales amount for the full year.  Each officer receives a portion of the total target payout if Medifast, Inc. achieves the targeted performance level, and additional increments for performance above the target. For corporate sales the target was $207 million.   Medifast, Inc. was well above the targeted performance level for sales in 2010 finishing at $257.5 million, or $50.5 million above the target set by the Board.

3.
Net increase in cash, cash equivalents, and investments. Each officer receives 33.33% of the total target payout if Medifast, Inc. achieves the targeted net cash increase for the full year.  Each officer receives a portion of the total target payout if Medifast, Inc. achieves the targeted performance level, and additional increments for performance above the target. The net increase in cash and cash equivalents target was $12.4 million. Medifast, Inc. exceeded the maximum performance level for the net increase in cash and cash equivalents in 2010 by generating a $18.1 million net increase in cash,  cash equivalents, and investments

Equity Compensation

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

Peer Group

We believe that it is appropriate to offer industry competitive cash and equity compensation to our senior executives in support of our objective to assemble and maintain a high performing management team. Our current level of compensation for our executive officers was compared to compensation paid by an industry peer group approved by the Committee. The criteria used to identify the peer group were: (1) industry — we compete for talent with other healthy living and wellness companies and general weight-loss industry companies of similar and larger size; and (2) financial scope — our management talent should be compensated similar to that of companies of a similar and larger size in terms of revenues. For 2010, the peer group was comprised of seven corporations listed above.  The peer group revenue range is from $23 million to $2.8 billion with a median revenue of $1.5 billion for 2010.  The peer group revenue percent change ranged from a decline of 3.0% to an increase of 18.5%, with a median revenue increase of 12.3% in 2010.

Report of the Compensation Committee

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in this Form 10-K. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included on the Form 10-K for the year-ended December 31, 2010. Based upon the Compensation Committee risk assessment , the Board does not believe the Executive Compensation Plan or any distribution channel compensation Plan presents a material risk to the Company as structured.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Jeannette M. Mills, Chairman
John P. McDaniel
Jerry D. Reece

2010 Summary Compensation Table

The following table sets forth the annual and long-term compensation for the last three fiscal years of the Company’s Executive Chairman of the Board, Chief Executive Office, President, Chief Financial Officer and the other most highly compensated executive officers. These individuals are collectively referred to as the Named Executive Officers.

Name and Pricipal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Bonus ($)(2)	Nonqualified Deferred Compensation Contributions ($)	All Other ($)(3)	Total ($)
Bradley T. MacDonald	2010	$225,000	$331,000	-	$755,000		$3,400	$1,314,400
Executive Chairman of the Board	2009	$225,000	$331,000	-	$235,000		$3,600	$794,600
	2008	225,000	107,000	-	-	100,000	6,700	438,700

Michael S. McDevitt	2010	185,000	639,000	-	826,000		5,550	1,655,550
Chief Executive Officer	2009	185,000	639,000	-	410,000		5,800	1,239,800
	2008	135,000	450,000	-	75,000		2,700	662,700

Margaret Sheetz	2010	155,000	531,000	-	755,000		4,650	1,445,650
Chief Operating Officer, President	2009	155,000	531,000	-	350,000		4,900	1,040,900
	2008	100,000	372,000	-	50,000		3,000	525,000

Brendan N. Connors	2010	125,000	167,000	-	270,000		3,750	565,750
Chief Financial Officer	2009	125,000	167,000	-	117,000		3,900	412,900
	2008	99,000	101,000	-	20,000		3,000	223,000

Leo V. Williams	2010	135,000	-	-			5,400	140,400
Executive Vice President	2009	135,000	-	-	85,000		4,600	224,600
	2008	132,500	-	-	25,000		2,900	160,400

(1)
Amounts shown represent the aggregate grant date fair value of the stock awards in the year indicated. For a discussion of the assumptions made in the valuation reflected in these columns, see Note 2 of Notes to Consolidated Financial Statements in this 10-K. The actual value that may be realized from an award is contingent upon the satisfaction of the conditions to vesting in that award on the date the award is vested. Thus, there is no assurance that the value, if any, eventually realized will correspond to the amount shown.

(2)	Bonus amounts determined as more specifically discussed above under “—Compensation Discussion and Analysis”

(3)	The amounts represent the Company’s matching contributions under the 401(K) plan.

2010 Grants of Plan-Based Awards

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

Outstanding Equity Awards at 2010 Fiscal Year-End Table

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-Exercisable	Option Exercise Price ($)	Option Expiration Date	Number Shares or Units of Stock That Have Not Vested Vested (#)(1)	Market Value of Shares or Units of Stock that have not Vested ($)(2)	Equity incentive Plan Awards: Number of Unearned Shares, Units or Other rights (#)
Bradley T. MacDonald
Executive Chairman of the Board	-	-	-		148,500	4,288,680	-
Michael S. McDevitt
Chief Executive Officer	-	-	-		192,334	5,554,606	-
Margaret Sheetz
Chief Operating Officer, President	-	-	-		159,000	4,591,920	-
Brendan N. Connors
Chief Financial Officer	-	-	-		61,000	1,761,680	-
Leo V. Williams
Executive Vice President	-	-	-		-	-	-

(1)	The restricted stock grants vest over five and six years of service as described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards”

(2)	The market value of shares of stock that have not vested is based on the closing price of our common stock on December 31, 2010, or $28.88 per share.

2010 Option Exercises and Stock Vested Table

The following table sets forth information regarding option exercises and stock vesting for the Named Executive Officers during 2010 and the resulting value realized.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Bradley T. MacDonald			-	-
Executive Chairman of the Board	-	-	20,000	607,600
			14,000	235,200
			20,000	627,400
			9,000	213,930

Michael S. McDevitt	-	-	15,000	498,450
Chief Executive Officer			33,333	559,994
			30,000	941,100
			24,000	729,120
			9,000	213,930

Margaret Sheetz			15,000	498,450
Chief Operating Officer, President	-	-	25,000	420,000
			25,000	784,250
			20,000	607,600
			8,000	190,160

Brendan N. Connors	-	-	3,000	99,690
Chief Financial Officer			5,000	84,000
			10,000	313,700
			8,000	243,040
			4,000	95,080

Leo V. Williams
Executive Vice President	8,930	319,783	-	-

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise, multiplied by the number of options exercised.

(2)	Represents the number of restricted shares vested, and the number of shares vested multiplied by the fair market value of the common stock on the vesting date

(3)

Equity Compensation Plan Information at Fiscal Year Ended December 31, 2010

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	1,442,500
Equity compensation plans not approved by security holders	-	-	-

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

In 2010, there were no contributions made by the Company to Bradley T. MacDonald’s deferred compensation plan.  The plan was fully vested as of December 31, 2010.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

We have entered into employment agreements with certain Named Executive Officers, certain terms of which are summarized below.

Bradley T. MacDonald.   Mr. MacDonald entered into a five year employment agreement effective February 8, 2006.  Mr. MacDonald was granted 100,000 options over a five year vesting period beginning on February 8, 2007 in consideration for his five year commitment and to align his interest with the interests of long-term shareholders On January 25, 2008, the Board of Directors modified Mr.  MacDonald’s compensation package for his role in the succession plan and business development initiatives as outlined in the December 31, 2006 10-K.  The Board cancelled the 100,000 options granted to Mr. MacDonald on February 8, 2006 and replaced them with a restricted stock grant of 42,000 shares.  The restricted shares will vest over a period of 3 years beginning on January 25, 2009. Upon termination of Mr. MacDonald’s employment by the Company without cause, or upon his resignation for good reason, he would be entitled to receive an amount equal to one and a half times the sum of his highest annualized salary payable in equal monthly installments 30 days after his termination of employment for a period of one year.

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

Potential Payments upon Termination or Change in Control

As of December 31, 2010, the Company had entered into employment agreements with each of the Named Executive Officers. As described in more detail above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards”  The employment agreements with the Named Executive Officers generally provide for the payment of benefits if the executive’s employment with the Company is terminated either by the Company without Cause or by the executive for Good Reason. The employment agreements with the Named Executive Officers do not provide for any additional payments or benefits upon a termination of employment by the Company for Cause, upon the executive’s resignation other than for Good Reason, as applicable, or upon the executive’s death or disability.   Upon termination by the Company without cause, or upon his or her resignation for good reason, all of the Named Executive officers are entitled to receive an amount equal to one and a half times his or her highest annualized base salary payable in equal monthly installments 30 days after his or her termination of employment.  If a named executive had been terminated without cause or the executive officer resigned without good cause on December 31, 2010 they would have received the following amounts:

Severance ($) (1)
Bradley T. MacDonald	$337,500
Michael S. McDevitt	$277,500
Margaret Sheetz	$232,500
Brendan N. Connors	$187,500

(1) Based on 2010 salary

If there were a change in control, which is defined as a sale of the majority of the assets of the company or a change of control of the Board of Directors as a result of a third party shareholder acquiring or holding over 10% of the common stock and attempting to nominate a majority of the Board of Directors in favor of his/her shareholder block, the executives would have received the following amounts as of December 31, 2010:

	Severance ($)(1)	Accelerated Vesting of Stock Awards ($)(2)	Total
Bradley T. MacDonald	$337,500	$4,288,680	$4,626,180
Michael S. McDevitt	277,500	5,554,606	5,832,106
Margaret Sheetz	232,500	4,591,920	4,824,420
Brendan N. Connors	187,500	1,761,680	1,949,180

(1)	Based on 2010 salary.

(2)	Accelerated vesting of stock awards were based on NYSE close price of the Common Shares on December 31, 2010 of $28.88 per share.

Compensation Polices and Risk

Medifast, Inc. does not believe that its compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Medifast, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows as of December 31, 2010, the amount and percentage of our outstanding common stock beneficially owned by each person who is known by us to beneficially own more than 5% of our outstanding common stock.

Name and Address of 5% Beneficial Owner	Shares Beneficially Owned (1)	Percent of Outstanding Common Stock

FMR, LLC (1) 82 Devonshire Street Boston, MA 02109	1,539,890	10%

Black Rock Fund Advisors (2) 55 East 52nd St. New York, NY 10055	1,152,067	7.5%

Ionic Capital Partners, LP (3) 366 Madison Avenue, 9th Floor New York, NY 10013	877,581	5.7%

 (1) Based solely on information reported on Schedule 13G/A filed by FMR LLC on February 14, 2011.  As reported in such filing, Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 1,539,890 shares of the Company’s common stock as a result of acting as investment adviser to various investment companies.  The ownership of one investment company, Fidelity Growth Company Fund (the “Fund”) amounted to 1,539,890 shares of the Company’s common stock. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, each has sole power to dispose of the 1,539,890 shares owned by the Fund.  Members of the family of Mr. Johnson, Chairman of FMR LLC, (the “Johnson Family”), are the predominant owners, directly or through trusts, of Series B voting common shares, representing 49% of the voting power of FMR LLC.  The Johnson Family and all other Series B shareholders entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares.  Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson Family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Mr. Johnson, has the sole power to vote or direct the voting of the shares owned directly by the Fund, which power resides with the Fund’s Boards of Trustees.

(2) Based solely on information reported on Schedule 13G filed by BlackRock, Inc. on February 7, 2011.  As reported in such filing, BlackRock, Inc. has sole voting and dispositive power with respect to 1,152,067 shares of the Company’s common stock.

(3) Based solely on information reported on Schedule 13G filed by Ionic Capital Partners LP on March 21, 2011.  As reported in such filing, Ionic Capital Management LLC, Ionic Capital Partners LP and Ionic Capital Master Fund Ltd. have shared voting power and shared dispositive power with respect to 877,581 shares of the Company’s common stock.  The shares of common stock held by Ionic Capital Master Fund Ltd. are acquirable upon the exercise of presently exercisable call options.  The shares of common stock held by Ionic Capital Partners LP reflect the shares reported for Ionic Capital Master Fund Ltd, of which Ionic Capital Partners LP is the investment advisor.  Ionic Capital Partners LP has voting and investment control over such shares, but disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein.  The shares of common stock held by Ionic Capital Management LLC reflect the shares reported for Ionic Capital Partners LP, of which Ionic Capital Management LLC is the general partner, and in such capacity may be deemed to have voting and investment control over such shares.  Ionic Capital Management LLC disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein. Ionic Capital Master Fund Ltd. has an address of Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town Grand Cayman KY1-9005, Cayman Islands

The following table shows as of March 30, 2011 the amount and percentage of our outstanding common stock beneficially owned (unless otherwise indicated) by each of our (i) directors and nominees for directors, (ii) Named Executive Officers and (iii) our directors, nominees for director and executive officers as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)(2)	Shares Acquirable Within 60 days	Percent of Outstanding Common Stock (%)
Bradley T. MacDonald (3)	635,148	-	4.12%
Michael S. McDevitt	358,346	-	2.32%
Margaret Sheetz	273,692	-	1.77%
Brendan N. Connors, CPA	93,484	-	*
Donald F. Reilly	82,049	-	*
Michael C. MacDonald	69,763	-	*
Charles P. Connolly	38,141	-	*
John P. McDaniel	28,066	-	*
Catherine T. Maguire	8,783	-	*
Leo V. Williams	16,000	-	*
George J. Lavin, Jr., Esq.	23,566	-	*
Barry B. Bondroff, CPA	16,566	-	*
Jeannette M. Mills	13,066	-	*
Harvey C. Barnum	566		*
Jason L. Groves	283		*

All directors, nominees for directors and executive officers as a group	1,657,519	-	10.74%

*	Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Under those rules and for purposes of the table above (a) if a person has decision making power over either the voting or the disposition of any shares, that person is generally deemed to be a beneficial owner of those shares; (b) if two or more persons have decision making power over either the voting or the disposition of any shares, they will be deemed to share beneficial ownership of those shares, in which case the same shares will be included in share ownership totals for each of those persons; and (c) if a person held options to purchase shares that were exercisable on, or became exercisable within 60 days of, March 30, 2011, that person will be deemed to be the beneficial owner of those shares and those shares (but not shares that are subject to options held by any other stockholder) will be deemed to be outstanding for purposes of computing the percentage of the outstanding shares that are beneficially owned by that person. Information supplied by officers and directors.

(2)	Unless otherwise noted, reflects the number of shares that could be purchased by exercise of options available at March 30, 2011, or within 60 days thereafter under our stock option plans.

(3)
The shares set forth as beneficially owned by Mr. Bradley T. MacDonald include 133,667 shares owned by the MacDonald Family Trust.  His daughter, Margaret Sheetz, beneficially owns 273,692 shares which added to Bradley T. MacDonald’s 635,148 beneficially owned shares results in 908,840 shares owned by the MacDonald family.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2010, there were no related party transactions.

ITEM 14. FEES TO INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS FOR FISCAL 2010 AND 2009

The following services were provided by McGladrey & Pullen, LLP during fiscal 2010 and Friedman, LLP during fiscal 2009

	2010	2009 (3)
Audit Fees(1)	$316,000	$184,000
Tax fees(2)	46,000	43,000
All other fees		-

Total	$362,000	$227,000

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

(2)	Tax fees were billed for tax compliance services
(3)
On January 1, 2010 Bagell, Josephs, Levine, and Co, LLC ceased operations and Friedman, LLP was appointed as the independent registered public accounting firm and performed the audit for the year-ended December 31, 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are files as part of this report

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

MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Medifast, Inc.

We have audited the consolidated balance sheet of Medifast, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the financial position of Medifast, Inc and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our report dated March 31, 2011 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey & Pullen, LLP

Baltimore, Maryland
March 31, 2011

REPORT OF INDEDPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Medifast, Inc.
Owing Mills, Maryland

We have audited the accompanying consolidated balance sheet of Medifast, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of income, changes in  stockholders’ equity and accumulated other comprehensive income, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.   The consolidated financial statements of Medifast, Inc. and subsidiaries for the year ended December 31, 2008 were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated March 6, 2009.

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

As discussed above, the consolidated financial statements of Medifast, Inc and subsidiaries were audited by other auditors who have ceased operations.  As discussed in Note 17, these financial statements have been restated.  We audited the adjustments described in Note 17 that were applied to restate the December 31, 2008 consolidated financial statements.  In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2008 consolidated financial statements of the Company other than with respect to such adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2008 consolidated financial statements taken as a whole.

/s/ Friedman LLP
Marlton, New Jersey
March 29, 2010, except for notes 2, 7, 8, 10, 16 and 17 which date is March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Medifast, Inc.
 Owing Mills, Maryland 21117

We have audited before the effects of the adjustment for the correction for the error described in Note 17 the related consolidated statements of income, changes in stockholders’ equity and accumulated other comprehensive income, and cash flows for the year ended December 31, 2008.  Medifast, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the error described in Note 17, the consolidated financial statements referred to above present fairly, in all material respects the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 17 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by Friedman, LLP.

/s/Bagell, Josephs, Levine & Company, L.L.C.
 Marlton, NJ 08053
 March 6, 2009

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

		(Restated)
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$17,165,000	$10,604,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $237,000 and $100,000	623,000	676,000
Inventory	19,534,000	11,232,000
Investment securities	17,271,000	5,698,000
Income taxes, prepaid	3,266,000	2,922,000
Prepaid expenses and other current assets	2,108,000	3,811,000
Deferred tax assets	703,000	680,000
Total current assets	60,670,000	35,623,000
Property, plant and equipment - net	30,589,000	23,237,000
Trademarks and intangibles - net	1,072,000	1,363,000
Other assets	1,728,000	2,737,000
TOTAL ASSETS	$94,059,000	$62,960,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	15,020,000	7,717,000
Current maturities of long-term debt	944,000	796,000
Total current liabilities	15,964,000	8,513,000
Other liabilities
Long-term debt, net of current portion	4,855,000	5,444,000
Deferred tax liabilities	1,284,000	1,186,000
Total liabilities	22,103,000	15,143,000
Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized; 15,431,101 and 15,398,941 issued and outstanding, respectively	16,000	16,000
Additional paid-in capital	32,938,000	28,456,000
Accumulated other comprehensive income	240,000	159,000
Retained earnings	42,117,000	22,506,000
Less: cost of 368,908 and 367,838 shares of common stock in treasury	(3,355,000)	(3,320,000)
Total stockholders' equity	71,956,000	47,817,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,059,000	$62,960,000

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2010, 2009, and 2008
(in thousands, except per share data)

		(Restated)	(Restated)
	2010	2009	2008
Revenue	$257,552	$169,743	$110,076
Cost of sales	(65,083)	(45,355)	(30,986)
Gross profit	192,469	124,388	79,090
Selling, general, and administration	(160,829)	(105,891)	(71,723)
Income from operations	31,640	18,497	7,367
Other income (expense):
Interest expense	(111)	(145)	(366)
Interest income	385	155	149
Other	(222)	(83)	(132)
	52	(73)	(349)
Income before income taxes	31,692	18,424	7,018
Provision for income taxes	(12,081)	(7,067)	(2,707)
Net income	$19,611	$11,357	$4,311
Basic earnings per share	$1.39	$0.84	$0.33
Diluted earnings per share	$1.35	$0.77	$0.30
Weighted average shares outstanding -
Basic	14,082,213	13,515,318	13,126,534
Diluted	14,572,921	14,736,639	14,329,525

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS  OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Years Ended December 31, 2010, 2009 (As restated), and 2008 (As restated)

		Par Value	Additional		Accumulated
	Number	$0.001	Paid-In	Retained	other comp	Treasury
	of Shares	Amount	Capital	Earnings	income/(loss)	Stock	Total
Balance at December 31, 2007, as previously reported	13,709,098	$14,000	$24,238,000	$7,467,000	$321,000	$(1,971,000)	$30,069,000
Adjustments				(629,000)			(629,000)
Balance, December 31, 2007, as restated	13,709,098	$14,000	$24,238,000	$6,838,000	$321,000	$(1,971,000)	$29,440,000
Common stock issued to directors	37,000	100	152,000				152,100
Exercise of stock options	61,112	100	72,000			(43,000)	29,000
Restricted shares issued to executives and directors	736,750	700	-				700
Share-based compensation to executives and directors			851,000				851,000
Cancellation of options and reissuance of restricted shares	42,000	100	(75,000)				(74,900)
Treasury shares issued in legal settlement			12,000			58,000	70,000
Comprehensive income:
Net income				4,311,000			4,311,000
Net change in unrealized gain (loss) on investments, net					(710,000)		(710,000)
Comprehensive income							3,601,000
Balance, December 31, 2008, as restated	14,585,960	$15,000	$25,250,000	$11,149,000	$(389,000)	$(1,956,000)	$34,069,000
Common stock issued to directors	49,000	100	207,000				207,100
Exercise of stock options	133,334	100	331,000			(331,000)	100
Warrants converted to common stock	44,647	100	214,000				214,100
Restricted shares issued to executives and directors	586,000	700	-				700
Share-based compensation tax benefit			303,000				303,000
Share-based compensation to executives and directors			2,151,000				2,151,000
Receipt of treasury stock as payment of note receivable						(931,000)	(931,000)
Purchase of treasury stock						(102,000)	(102,000)
Comprehensive income:
Net income				11,357,000			11,357,000
Net change in unrealized gain (loss) on investments, net					548,000		548,000
Comprehensive income							11,905,000
Balance, December 31, 2009, as restated	15,398,941	$16,000	$28,456,000	$22,506,000	$159,000	$(3,320,000)	$47,817,000
Common stock issued to directors	5,660		150,000				150,000
Restricted shares issued to executives and directors	16,500		-				0
Share-based compensation to executives and directors			2,528,000				2,528,000
Exercise of stock options	10,000		34,000				34,000
Purchase of treasury stock						(35,000)	(35,000)
Share-based compensation tax benefit			1,770,000				1,770,000
Comprehensive income:
Net income				19,611,000			19,611,000
Net change in unrealized gain (loss) on investments, net					81,000		81,000
Comprehensive income							19,692,000
Balance, December 31, 2010	15,431,101	$16,000	$32,938,000	$42,117,000	$240,000	$(3,355,000)	$71,956,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,

		(Restated)	(Restated)
	2010	2009	2008
Cash flows from operating activities:
Net income	$19,611,000	$11,357,000	$4,311,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	$5,859,000	$5,267,000	$4,574,000
Realized loss on investment securities, net	205,000	81,000	216,000
Common stock issued for services	50,000	207,000	152,000
Treasury stock issued in legal settlement	-	-	70,000
Stock options cancelled during period	-	-	(77,000)
Share-based compensation	2,628,000	2,151,000	852,000
Deferred income taxes	(70,000)	(218,000)	504,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	53,000	(228,000)	45,000
Inventory	(8,302,000)	2,624,000	(4,675,000)
Prepaid expenses & other current assets	1,639,000	(1,066,000)	976,000
Other assets	138,000	(162,000)	(251,000)
Accounts payable and accrued expenses	7,302,000	705,000	1,688,000
Income taxes	(344,000)	(1,563,000)	(2,173,000)
Net cash provided by operating activities	28,769,000	19,155,000	6,212,000
Cash Flow from Investing Activities:
Sale of investment securities	5,487,000	1,178,000	2,801,000
Purchase of investment securities	(16,973,000)	(4,442,000)	(3,178,000)
Purchase of property and equipment	(12,055,000)	(5,117,000)	(7,429,000)
Purchase of intangible assets	-	(235,000)	(13,000)
Net cash used in investing activities	(23,541,000)	(8,616,000)	(7,819,000)
Cash Flow from Financing Activities:
Issuance of common stock, options and warrants	34,000	214,000	30,000
Proceeds of long-term debt	393,000	2,600,000	(264,000)
Repayment of long-term debt	(834,000)	(930,000)
Net change in line of credit	-	(3,163,000)	1,565,000
Decrease in note receivable	5,000	170,000	132,000
Excess tax benefits from share-based compensation	1,770,000	303,000	-
Purchase of treasury stock	(35,000)	(102,000)	-
Net cash provided by (used in) financing activities	1,333,000	(908,000)	1,463,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,561,000	9,631,000	(144,000)
Cash and cash equivalents - beginning of the period	10,604,000	973,000	1,117,000
Cash and cash equivalents - end of period	$17,165,000	$10,604,000	$973,000
Supplemental disclosure of cash flow information:
Interest paid	$111,000	$145,000	$367,000
Income taxes	$10,677,000	$9,167,000	$3,661,000
Supplemental disclosure of non cash activity:
Common shares issued for options or warrants	$-	$-	$30,000
Treasury stock issued in legal settlement	$-	$-	$70,000
Treasury stock received in payment of note receivable	$-	$931,500	$-

The accompanying notes are an integral part of these consolidated financial statements

Medifast, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2010

1.  Nature of the Business

Medifast, Inc. (the “Company” or “Medifast” is a Delaware corporation, incorporated in 1980. The Company’s operations are primarily conducted through six of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc. (“Jason”), Take Shape for Life, Inc. (“TSFL”), Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, and Seven Crondall, LLC.  The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products.  Medifast, Inc.’s product lines include weight and disease management, and meal replacement products manufactured in a modern, FDA approved facility in Owings Mills, Maryland.

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

2.  Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Take Shape For Life, Inc., Seven Crondall Associates, LLC, Jason Properties, LLC, Medifast Franchise Systems and Jason Enterprises, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Reclassification – Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation. No reclassification in the consolidated financial statements had a material impact on the presentation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents– Cash and cash equivalents consist of cash on deposit in financial institutions, institutional money funds and other short-term investments with a maturity of 90 days or less at the time of purchase.   At December 31, 2010, the Company had $2.5 million in miscellaneous short-term investments through Merrill Lynch that are considered cash equivalents due to terms of maturity, and $14.7 million in operating checking accounts.  At December 31, 2009, the Company had $1.7 million in miscellaneous short-term investments through Merrill Lynch that are considered cash equivalents due to terms of maturity, and $8.9 million in operating checking accounts.

Concentration of Credit Risk – Our cash and cash equivalents and available-for-sale securities are maintained at several financial institutions, and the balances with these financial institutions often exceed the amount of insurance provided on such accounts by the Federal Deposit Insurance Corporation. The cash and cash equivalents generally are maintained with financial institutions with reputable credit, and therefore bear minimal risk. Historically, we have not experienced any losses due to such concentration of credit risk.

Fair Value of Financial Instruments – Our financial instruments include cash and cash equivalents, investment in available-for-sale securities, trade receivables and debt. The carrying amounts of cash and cash equivalents, and trade receivables approximate fair value due to their short maturities. The fair values of investment in available-for-sale securities are based on dealer quotes.  The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

Accounts Receivable and Allowance for Sales Returns and Doubtful Accounts – Accounts receivable are recorded net of reserves for sales returns and allowances, and net of provisions for doubtful accounts.

We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of December 31, 2010 and 2009 were $207,000 and $70,000, respectively.

Allowances for doubtful accounts are based primarily on an analysis of aging accounts receivable balances and on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. The allowance for doubtful accounts as of December 31, 2010 and 2009 was $30,000.

Inventory – Inventories consist principally of packaged meal replacements held in the Company’s warehouse. Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs.  On a quarterly basis, management reviews inventory for unsalable or obsolete inventory.

Investment Securities – The Company’s investments consist of debt and equity securities classified as available-for-sale securities.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of accumulated other comprehensive income in stockholders’ equity.  Interest and dividends on marketable debt and equity securities are recognized in income when declared. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, if any, are included in income.

Income Taxes – The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

We evaluated our material tax positions and determined that we did not have any uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the year ending December 31, 2010 and 2009, no estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2007.

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Advertising Costs – Advertising costs, other than direct-response advertising, such as preparation, layout, design and production of advertising are expensed when the advertisement is first used, except for the costs of executory contracts, which are amortized as performance under the contract is received.  Advertising expense for the years ended December 31, 2010, 2009, and 2008 amounted to $23 million, $17.4 million, and $18.2 million, respectively.

In accordance with ASC 720-35 and 340-20, “Reporting on Advertising Costs,” the Company capitalized and amortized certain direct-response advertising and related costs when we could demonstrate, among other things that customers have directly responded to our advertisements.  We assess the realizability of the amounts of direct-response advertising costs reported as assets at the end of each reporting period by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Management’s judgments include determining the period over which such net cash flows are estimated to be realized. The straight line method is used to amortize deferred direct response advertising assets as it best represents the pattern in which the economic benefits of the deferred direct response advertising asset is realized.  In accordance with ASC 720-35 and 340-2, the deferred direct advertising costs are amortized in proportion to the expected future benefits, based on historical evidence and verified by current results. Costs for each advertising activity should be accumulated and amortized separately.

In order to comply with ASC 720-35 and 340-20, the Company performs an annual evaluation based on sales by “customer list” (original cost pool) to determine reasonableness of straight-line amortization.  The Company amortizes the direct- response advertising costs capitalized over a period of 5 years.  Medifast, Inc. sells medically formulated portion-controlled meal replacements that are clinically proven to result in up to 2-5 lbs. of weight loss per week.  Consumers purchase Medifast product for an extended period of time due to their tremendous weight loss success.  This is done in cycles as a vast majority of weight loss consumers re-gain weight and again purchase Medifast product to lose weight and improve their health.  The vast majority of these re-orders are attributed to the original advertisement that drove them to purchase the product and experience above-average weight-loss.   The Company will adjust the carrying value of the deferred asset if there is significant deviation between the annual review/look -back analysis of the revenues from “customer lists” (original cost pool) as compared to the actual and projected sales and straight-line methodology or indicators that the list is not generating further revenue.  Since 2008, the Company has not capitalized direct-response advertising and related costs.

As of December 31, 2010 and 2009, direct-response advertising costs totaling $1,381,000 and $2,246,000, respectively, are reported as assets in the accompanying balance sheets.  Those amounts are included in the Other assets caption on the consolidated balance sheets.  Direct-response advertising costs amortization for the years ended December 31, 2010, 2009, and 2008 were $865,000, $1,392,000, and $1,392,000, respectively.

Property, Plant, and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

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

Intangible Assets – The Company has acquired certain intangible assets, which include: customer lists, trademarks, patents, and copyrights.  The customer lists are being amortized over a 3 year period based on management’s best estimate of the expected.  The costs of trademarks, patents and copyrights are amortized over 3 and 5 years based on their estimated useful life.

Revenue Recognition – Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms).Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.  Medifast Weight Control Centers program fees are recognized over the estimated service period.

Shipping and Handling Costs – Our shipping and handling costs for shipments of our product to our customers are included in cost of sales. All shipping and handling charges that are billed to customers are included in net revenue. All other shipping and handling costs are included in selling, general and administration expenses.

Earnings per Share – Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented.  Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended December 31:

		(Restated)	(Restated)
	2010	2009	2008
Numerator:
Net income	$19,611,000	$11,357,000	$4,311,000
Denominator:
Weighted average shares of common stock outstanding	14,082,213	13,515,318	13,126,534
Effect of dilutive common stock equivalents	490,708	1,221,321	1,202,991
Weighted average diluted common shares outstanding	14,572,921	14,736,639	14,329,525
EPS
Basic	$1.39	$0.84	$0.33
Diluted	$1.35	$0.77	$0.30

Share-Based Compensation – Share-based compensation, primarily restricted stock awards, to employees and directors is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period.

Deferred Compensation Plan – We maintain a non-qualified deferred compensation plan for Senior Executive management.  Currently, Bradley MacDonald is the only participant in the plan.  Under the deferred compensation plan that became effective in 2003, executive officers of the Company may defer a portion of their salary and bonus (performance-based compensation) annually. A participant may elect to receive distributions of the accrued deferred compensation in a lump sum or in installments upon retirement.  Each participating officer may request that the deferred amounts be allocated among several available investment options established and offered by the Company. These investment options provide market rates of return and are not subsidized by the Company. The benefit payable under the plan at any time to a participant following termination of employment is equal to the applicable deferred amounts, plus or minus any earnings or losses attributable to the investment of such deferred amounts. The Company has established a trust for the benefit of participants in the deferred compensation plan. Pursuant to the terms of the trust, as soon as possible after any deferred amounts have been withheld from a plan participant, the Company will contribute such deferred amounts to the trust to be held for the benefit of the participant in accordance with the terms of the plan and the trust. Retirement payouts under the plan upon an executive officer’s retirement from the Company are payable either in a lump-sum payment or in annual installments over a period of up to ten years. Upon death, disability or termination of employment, all amounts shall be paid in a lump-sum payment as soon as administratively feasible.  As of December 31, 2010, the deferred compensation Company match has been fully expensed.

Comprehensive Income (Loss) – Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. Comprehensive income (loss) consists of net income and unrealized gains and losses on available-for-sale securities.

Recent Accounting Pronouncements – In January 2010, the FASB issued authoritative guidance revising certain disclosure requirements concerning fair value measurements. The guidance requires an entity to disclose separately significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and to disclose the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3, on a gross basis rather than a net basis. These new disclosure requirements were effective for the Company beginning with its first fiscal quarter of 2010, except for the additional disclosure of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The Company did not have any such transfers into and out of Levels 1 and 2 during the twelve months ended December 31, 2010. The Company is currently evaluating the full impact of this guidance, but does not expect it to have a material impact on the disclosures in its consolidated financial statements in future filings.

In October 2009, new revenue recognition guidance was issued regarding arrangements with multiple deliverables. The new guidance permits companies to recognize revenue from certain deliverables earlier than previously permitted, if certain criteria are met. The new guidance is effective for fiscal years beginning on or after June 15, 2010 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, new accounting guidance was issued which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, an amendment to this guidance was issued to eliminate the requirement to disclose the date through which a company has evaluated subsequent events.

3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITES

The following summarizes cash, cash equivalents, and marketable securities:

		Unrealized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Accrued interest	Value
Cash and cash equivalents
Demand deposits	$14,704,000	$-	$-	$-	$14,704,000
Money market accounts	2,461,000			-	2,461,000
December 31, 2010	$17,165,000	$-	$-	$-	$17,165,000
Investment Securities
Investment Securities	$16,814,000	$414,000	$(54,000)	$97,000	$17,271,000
December 31, 2010	$16,814,000	$414,000	$(54,000)	$97,000	$17,271,000
Cash and cash equivalents
Demand deposits	$8,881,000	$-	$-	$-	$8,881,000
Money market accounts	1,723,000			-	1,723,000
December 31, 2009	$10,604,000	$-	$-	$-	$10,604,000
Investment Securities
Investment Securities	$5,608,000	$78,000	$(10,000)	$22,000	$5,698,000
December 31, 2009	$5,608,000	$78,000	$(10,000)	$22,000	$5,698,000

The Company had a realized loss of $205,000, realized loss of $81,000 and realized loss of $216,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

4. INVENTORY

Inventory consisted of the following at December 31, 2010 and 2009:

	2010	2009
Raw Materials	$5,292,000	$3,900,000
Packaging	2,791,000	2,628,000
Finished Goods	11,451,000	4,704,000
Total	$19,534,000	$11,232,000

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2010 and 2009, consist of the following:

	2010	2009
Land	$650,000	$650,000
Building and building improvements	10,525,000	9,034,000
Equipment and fixtures	36,947,000	26,478,000
Vehicle	67,000	59,000
	$48,189,000	$36,221,000
Less accumulated depreciation and amorti	17,600,000	12,984,000
Property, plant and equipment - net	$30,589,000	$23,237,000

Substantially all of the Company's property, plant and equipment are pledged as collateral for various loans (see Note 12).

Depreciation and amortization expense for the years ended December 31, 2010, 2009, and 2008 were $4,700,000, $3,634,000, and $2,751,000 , respectively.

6.  NOTE RECEIVABLE

The sale of Consumer Choice Systems on January 17, 2006 to a former board member resulted in Medifast receiving a note for $1,503,000.  The note has a 10-year term with imputed interest of 4% and was collateralized by 50,000 shares of Medifast stock and all the assets of Consumer Choice Systems.  On August 27, 2009, Medifast, Inc. accepted an offer by a former board member to pay down a large portion of the note using the 50,000 shares of Medifast, Inc. stock held as collateral. Medifast, Inc. obtained 50,000 shares of Medifast common stock which was valued at the August 27, 2009 closing price of $18.63 and such shares were placed in treasury stock.  This resulted in a $931,000 reduction in the note receivable balance due.  As of December 31, 2010 and 2009 the restructured note has a remaining principal balance of $153,000 and $158,000, respectively, included within other assets, and will be paid over the remaining term.

7.  TRADEMARKS AND INTANGIBLES

The Company’s intangible assets and related accumulated amortization included the following:

	As of December 31, 2010		As of December 31, 2009 (restated)		Weighted-Avg.
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
Customer lists	$235,000	$50,000	$235,000	$-	3 years
Trademarks, patents, and copyrights	2,053,000	1,166,000	2,053,000	925,000	7 years
Total	$2,288,000	$1,216,000	$2,288,000	$925,000

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Customer lists	$50,000	$-	$223,000
Trademarks, patents, and copyrights	241,000	241,000	239,000
Total trademarks and intangibles	$291,000	$241,000	$462,000

Amortization expense is included in selling, general and administrative expenses.

The estimated future amortization expense of trademarks and intangible assets is as follows:

For the years ending December 31,	Amount
2011	450,000
2012	411,000
2013	192,000
2014	19,000
2015	-

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2010 and 2009 consist of the following:

	2010	(Restated) 2009
Trade payables	$9,298,000	$4,203,000
Take Shape for Life sales commissions payable	3,947,000	2,912,000
Accrued payroll and related taxes	1,775,000	602,000
Total	$15,020,000	$7,717,000

9.  COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space for Corporate offices as well as thirty-nine corporately operated Medifast Weight Control Centers under lease terms ranging from three to five years.   Monthly payments under the Medifast Weight Control Centers leases range in price from $1,900 to $4,900.  The Company is additionally required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

The Company leases large commercial printers for our printing operation that supports our sales channels.  The leases extend through December 2015.

The following is a schedule by years of future minimum rental and lease payments required under  non-cancelable lease terms in excess of one year as of December 31, 2010:

For the Years Ending December 31,
2011	$2,860,000
2012	2,890,000
2013	2,363,000
2014	2,084,000
2015	1,741,000
Thereafter	760,000
Total minimum payments	$12,698,000

Rent expense for the years ended December 31, 2010, 2009, and 2008 was $1,700,000, $1,256,000, and $956,000 respectively.  Equipment lease expense for the years ended December 31, 2010, 2009, and 2008 was $1,813,000, $1,634,000, and $813,000 respectively

Contingencies:

The Company has assessed certain non-income tax contingencies in accordance with ASC 450, Accounting for Contingencies, that management believes could be challenged by tax authorities. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain.  These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our assessment reflects assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable; however, our assessment of tax exposures in the future due to new developments may alter our current position on loss contingencies.  A successful assertion by one or more states regarding taxes could result in substantial tax liabilities and have a material impact on operating results or cash flows in the periods for which that determination is made.

The Company from time to time is involved in legal proceeding and with claims arising in the ordinary course of business.  Although it is not possible to determine the outcome of these matters, it is management’s opinion that settlement of such claims will not have a material adverse effect on the Company’s financial condition or results in operations.

Subsequent to year end, on March 17, 2011, a class action complaint titled Oren Proter, et al v. Medifast, Inc., et al. (Civil Action 2011-CV-720[BEL]), alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated under Section 10(b) of the Securities Exchange Act, was filed for an unspecified amount of damages in the United States District Court, District of Maryland.  The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. On March 24, 2011, a class action complaint titled Fred Greenberg v Medifast,Inc. et al (Civil Action 2011-CV776{BEL}, alleging violations of Sections 10(b)5 and 20(a) of the Securities Exchange  Act and Rule 10(b)5 promulgated under Section 10(b)5 of the Securities Exchange Act, was filed for an unspecified amount of damages in the United States District Court, District of Maryland. The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. The Company believes that it has meritorious defenses to each complaint and intends to vigorously defend each proceeding.  Accordingly, the Company believes that either proceeding is not likely to have a material adverse effect upon its business or operations.

10.  INCOME TAXES

The components of the income tax provision (benefit) are as follows:

	2010	(Restated) 2009	(Restated) 2008
Current
Federal	$9,688,000	$5,760,000	$1,573,000
State	2,463,000	1,525,000	630,000
Total Current	12,151,000	7,285,000	2,203,000
Deferred
Federal	$(62,000)	$(191,000)	$443,000
State	(8,000)	(27,000)	61,000
Total Deferred	(70,000)	(218,000)	504,000
Total Income Tax Expense	12,081,000	7,067,000	2,707,000

Deferred tax assets (liabilities) consist of the folowing at December 31,

	2010	2009	2008
Deferred compensation	$314,000	$55,000	$11,000
Reserves on inventory and sales	140,000	44,000	43,000
Capital loss carryforward	178,000	87,000	85,000
Stock compensation	601,000	581,000	331,000
Vacation accrual	77,000	0	0
Total deferred tax assets	1,310,000	767,000	470,000
Unrealized gain/loss on investments	(145,000)	0	0
Prepaid expenses	(429,000)	0	0
Depreciation	(1,317,000)	(1,273,000)	(1,194,000)
Total deferred tax liabilities	(1,891,000)	(1,273,000)	(1,194,000)
Net deferred tax liabilities	(581,000)	(506,000)	(724,000)

The difference between the United States federal statutory tax rate and the Company's effective tax rate are as follows:

	2010		2009		2008
Statutory federal tax	$11,093,000	35%	$6,448,000	35%	$2,386,000	34%
State income taxes, net of federal benefit	1,699,000	5.4%	988,000	5.4%	382,000	5.5%
Domestic manufacturers deduction	(861,000)	-2.7%	(386,000)	-2.1%	(114,000)	-1.6%
Other permanent differences	75,000	0.2%	53,000	0.3%	43,000	0.6%
Income tax rate change	0		(36,000)	-0.2%	10,000	0.2%
Other	75,000	0.2%	0	0.0%	0	0.0%
	12,081,000	38.1%	7,067,000	38.3%	2,707,000	38.6%

The Company has capital loss carryforwards of approximately $440,000 that can be carried forward for five years and which will start expiring in 2013.

11. Equity Instruments

On October 9, 1993 and as amended in May 1995, the Company adopted a stock option plan (“Plan”) authorizing the grant of incentive and non-incentive options for an aggregate of 500,000 shares of the Company’s common stock to officers, employees, directors and consultants.  Incentive options are to be granted at fair market value.  Options are to be exercisable as determined by the Compensation Committee.

In November 1997, June 2002 and July 2004, the Company amended the Plan by increasing the number of shares of the Company’s common stock subject to the Plan by an aggregate of 200,000 shares, 300,000 shares and 250,000 shares respectively.

The following summarizes the stock option activity for the years ended December 31:

	2010
		Weighted
		Average
	Shares	Exercise Price
Outstanding at beginning of year	1,000	$3.83
Options exercised	(10,000)	3.83
Options forfeited or expired	-	0.00
Outstanding at end of year	-	-
Options exercisable at year end	-	-

No stock options were granted in 2008 and 2009 or 2010.

The Company has issued restricted stock to employees generally with terms ranging up to six years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at January 1, 2010	1,204,378	$5.57
Granted	22,100	25.39
Vested	(440,057)	5.74
Forfeited	-	-
Outstanding at December 31, 2010	786,421	5.84

The total restricted stock awards vested and charged against income during the years ended December 31, 2010, 2009, and 2008 was $2,678,000, $2,151,000 and $852,000, respectively. The total income tax benefit recognized in the consolidated statement of income for these restricted stock awards was approximately $1,044,000, $839,000 and $332,000 for the years ending December 31, 2010, 2009, and 2008, respectively. The tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards was approximately $1,770,000 and $303,000 for the years ending December 31, 2010 and 2009, respectively. There was approximately $4,596,000 of total unrecognized compensation cost related to restricted stock awards as of December 31, 2010. The cost is expected to be recognized over a weighted-average period of approximately 2 years.

12. LONG-TERM DEBT AND LINE OF CREDIT

Long term debt as of December 31, 2010 and 2009, consist of the following

	2010	2009
$475,000 seven-year loan with PNC at a variable rate at LIBOR plus 2.5%, which was 2.76% on December 31, 2010. Due 2011	$269,000	$301,000
$5,000,000 revolving line of credit with Bank of America at the LIBOR rate plus 1.75%, which was 2.50% at December 31, 2010	-	-
$3,000,000 ten-year term loan, with Merrill Lynch at LIBOR plus 1.3%, this was 1.55% at December 31, 2010. Due 2017	2,525,000	2,675,000
$1,500,000 ten-year term loan, with Merrill Lynch at LIBOR plus 1.3%, this was 1.55% at December 31, 2010. Due 2017	1,263,000	1,338,000
$2,600,000 3-year term loan, with Bank of America at Libor plus 2%, which was 2.26% on December 31, 2010. Due 2012.	1,388,000	1,926,000
Note Payable secured by equipment at 1.7%. Due 2013.	354,000	-
	5,799,000	6,240,000
Less current portion	944,000	796,000
	$4,855,000	$5,444,000

Future principal payments on long-term debt  are as follows:

2011	$944,000
2012	912,000
2013	656,000
2014	257,000
2015	257,000
Thereafter	2,773,000
$5,799,000

The Bank of America line of credit and term loan is secured by substantially all the assets of the Company and contain customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The line of credit and term loan agreements also require the Company to maintain specified financial ratios and satisfy certain financial condition tests. At December 31, 2010, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests.. The Merrill Lynch ten-year term loans are secured by two buildings, together with an assignment of rents and security interest upon all fixtures now or hereafter located in the two buildings.   The PNC seven-year loan is secured by land and building. All loans contain customary events of default. Upon the occurrence of an event of default under the term loans or line of credit, the lenders there under may cease making loans and declare amounts outstanding to be immediately due and payable.

13.  EMPLOYMENT AGREEMENTS

The Board of Directors of Medifast, Inc. implemented a management succession plan beginning in 2006.  In doing so,  on February 8, 2006 they had 3 key executive officers sign 6-year employment contracts to ensure that there will be minimal turnover in selected key management positions.  The Executives associated with this succession plan include Michael S. McDevitt, Chief Executive Officer, Margaret Sheetz, Chief Operating Officer and President, and Brendan Connors, CPA, Chief Financial Officer. Bradley T. MacDonald, the Executive Chairman of the Board of Directors has signed and executed a new 5 year employment agreement as the Executive Chairman of the Board of Directors and will provide on-going executive mentoring, financial and M&A advice, and new business development for the Company.  Mr. MacDonald’s contract is currently subject to annual renewal upon review of the Medifast Board of Directors.

Additionally, in 2006 the officers received shares of common stock in varying amounts totaling 380,000 shares at $6.25 per share that will be vested over 6 years and Mr. MacDonald received 100,000 stock options at $6.25 that will vest over 5 years beginning on February 8, 2007.   The Board of Directors cancelled the 100,000 options granted to Mr. MacDonald on February 8, 2006 and replaced them with a restricted stock grant of 42,000 shares.  The restricted shares will vest over a period of 3 years beginning on January 25, 2009.

14. WARRANTS

During 2009, 80,000 warrants were exercised and an exercise price of $4.80 per share, resulting in the issuance of 44,647 common shares..  The warrants were in issued to an investment banker for advisory and consulting services provided by the Company.

15.  FAIR VALUE MEASUREMENTS

Certain financial assets and liabilities are accounted for at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy prioritizes the inputs used to measure fair value:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis as of December 31, 2010 and 2009:

2010 Assets	Level I	Level II	Level III	Total
Investment securities	$17,271,000	-	-	$17,271,000
Cash equivalents	2,017,000	-	-	2,017,000
Total Assets	$19,288,000	$-	$-	$19,288,000

2009 Assets	Level I	Level II	Level III	Total
Investment securities	$5,698,000	-	-	$5,698,000
Cash equivalents	6,778,000	-	-	6,778,000
Total Assets	$12,476,000	$-	$-	$12,476,000

16.  BUSINESS SEGMENTS

Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker about how to allocate resources and in assessing performance.  The Company has two reportable operating segments:  Medifast, and MWCC and Wholesale.  The Medifast reporting segment consists of the following distribution channels:   Medifast Direct and Take Shape for Life. The MWCC and Wholesale segment consists of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians.

Total assets and operating expenses not identified with a specific segment are listed as “Other” and include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.   Evaluation of the performance of operating segments is based on their respective income from operations before taxes. The accounting policies of the segments are the same as those of the Company.  The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.

We previously included Medifast Weight Control Centers in “Other” segment, however, in 2010 due to the Weight Control Centers growth we separated this segment along with the Medifast Wholesale Physicians.  In addition, we reclassified segment amounts for the prior periods.

The following tables’ present segment information for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31, 2010
		MWCC &
	Medifast	Wholesale	Other	Consolidated
Revenues	$229,879,000	$27,673,000	$-	$257,552,000
Cost of Sales	58,795,000	6,288,000	-	65,083,000
Selling, General and Adminstrative Expenses	135,441,000	13,837,000	5,693,000	154,971,000
Depreciation and Amortization	4,765,000	786,000	307,000	5,858,000
Interest (net) and other	105,000	-	(157,000)	(52,000)
Income before income taxes	$30,773,000	$6,762,000	$(5,843,000)	$31,692,000
Segment Assets	$55,858,000	$9,301,000	$28,900,000	$94,059,000

	(Restated)
	Year Ended December 31, 2009
		MWCC &
	Medifast	Wholesale	Other	Consolidated
Revenues	$152,077,000	$17,666,000	$-	$169,743,000
Cost of Sales	41,466,000	3,889,000	-	45,355,000
Selling, General and Adminstrative Expenses	88,042,000	9,137,000	3,445,000	100,624,000
Depreciation and Amortization	4,264,000	691,000	312,000	5,267,000
Interest (net) and other	17,000	0	56,000	73,000
Income before income taxes	$18,288,000	$3,949,000	$(3,813,000)	$18,424,000
Segment Assets	$43,580,000	$5,138,000	$14,242,000	$62,960,000

	(Restated)
	Year Ended December 31, 2008
		MWCC &
	Medifast	Wholesale	Other	Consolidated
Revenues	$99,048,000	$11,028,000	$-	$110,076,000
Cost of Sales	28,484,000	2,502,000	-	30,986,000
Selling, General and Adminstrative Expenses	58,810,000	5,944,000	2,396,000	67,150,000
Depreciation and Amortization	3,613,000	639,000	322,000	4,574,000
Interest (net) and other	32,000	0	317,000	349,000
Income before income taxes	$8,109,000	$1,943,000	$(3,035,000)	$7,017,000
Segment Assets	$36,144,000	$3,705,000	$10,076,000	$49,925,000

17. RESTATEMENT OF FINANCIAL STATEMENTS

We are restating our financial statements for the years ended December 31,  2008 and 2009 and beginning retained earnings as of January 1, 2008 principally due to errors in recording certain ordinary course of business expenses in the proper period.  Certain costs and expense affecting selling, general and administrative expenses and cost of sales, to include shipping expenses and certain web advertising expenses, which due to growth and evolution in the business model were consistently expensed in the following month after services were rendered, rather than being accrued in the proper period.  The company has consistently recorded twelve months of expenses in each year. In addition to the timing of expenses, there was a write off related to an intangible asset. Also, in the Medifast Weight Control Centers, the Company had been recording program fees on a cash basis for customers who paid up front. The difference has been deferred and properly recorded over the applicable service period, and for fiscal year 2010 has been properly recorded, so there is no material impact for the year ended December 31, 2010.  With the Company’s accelerated growth rate over the last few years (44% CAGR in sales since December 31, 2007) the one month lag in expenses on a cumulative basis was deemed material per Staff Accounting Bulletin No. 108 and requires restatement for the years ended December 31, 2008 and 2009.

In the course of our 2010 annual audit by our independent registered public accounting firm McGladrey & Pullen, LLP’s (McGladrey), McGladrey  requested in March 2011  that we re-evaluate whether our historical and then current practices with the respect to the timing for recognition of certain expenses were appropriate under generally accepted accounting principles in the United States (“GAAP”). In addition, during the course of their audit, McGladrey identified several other adjustments pertaining to the prior years.  This required the company to request an automatic extension for filing our 10-K to allow adequate investigative time for the reevaluation and to allow our current year auditor to meet, discuss and review work papers with our predecessor auditors who then concurred with the conclusory recommendation to restate for prior years made following their joint review.

The Company’s Management upon being advised by its Independent Auditor of the issue, as part of its Sarbanes Oxley policy regarding internal controls over financial reporting, immediately reported this issue to the Audit Committee which promptly  requested management to conduct a detailed review.

Management performed a detailed review of expense recognition of certain ordinary course of business expenses for the years  2008, and 2009. As a result, we identified a material weakness in our internal control over financial reporting.  Historically, our accounts payable and accrued expense accounts were evaluated on a quarterly and annual basis based upon whether the corresponding expenses were fairly stated (e.g. by analyzing whether our operating results included twelve months of expenses for the yearly periods or three months of expenses for the quarterly periods) which they did..  However, our procedures did not include a detailed review of ending liability balances for these specific costs and expenses, which resulted in certain expenses being recorded when they were paid rather than incurred.  In addition, during the course of their audit, McGladrey identified several other adjustments pertaining to the prior years which have also been included in the restatement.  Our predecessor auditor concurred with management’s assessment and has audited the restatement adjustments.

On March 28, 2011 management and the Audit Committee reviewed management’s findings and the Audit Committee concluded that restating the consolidated financial statements for the years ended December 31, 2008, and 2009 is required. The effects of these restatements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 The Company has determined that previously reported amounts in our 2010 quarterly filings on Form 10-Q need not be restated due to the immaterial effect on 2010 revenues, operating income, pre-tax income, net income or cash flows for the quarterly periods presented.

The correction of the errors noted in (i) above reduced 2009 and 2008, net income by $606,000 ($.04 per diluted share), $523,000 ($.04 per diluted share), and $628,000 was adjusted to beginning retained earnings as of January 1, 2008.

The following is a summary of the effects of these changes on the Company’s consolidated balance sheets as of December 31, 2009 and 2008, as well as the effect of these changes on the Company’s consolidated statements of income.

Consolidated Balance Sheets

	As Previously
For the Year Ended December 31, 2009	Reported	Adjustments	As Restated
Total Assets	$62,755,000	$205,000	$62,960,000
Intangibles	$1,859,000	(496,000)	$1,363,000
Accounts Payable and accrued expenses	4,966,000	2,751,000	7,717,000
Total Liabilities	12,759,000	2,384,000	15,143,000
Retained Earnings	24,264,000	(1,758,000)	22,506,000
Total Stockholder's Equity	49,575,000	(1,758,000)	47,817,000
Total Liabilities and Stockholder's Equity	62,755,000	205,000	62,960,000

	As Previously
For the Year Ended December 31, 2008	Reported	Adjustments	As Restated
Total Assets	$50,317,000	(392,000)	$49,925,000
Intangibles	$2,321,000	(496,000)	$1,825,000
Accounts Payable and accrued expenses	5,130,000	1,884,000	7,014,000
Total Liabilities	15,096,000	762,000	15,858,000
Retained Earnings	12,301,000	(1,156,000)	11,145,000
Total Stockholder's Equity	35,221,000	(1,154,000)	34,067,000
Total Liabilities and Stockholder's Equity	50,317,000	(496,000)	49,925,000

	As Previously
For the Year Ended December 31, 2009	Reported	Adjustments	As Restated
Revenue	$169,912,000	$(169,000)	$169,743,000
Cost of Sales	45,194,000	161,000	45,355,000
Selling, general and administration	105,352,000	539,000	105,891,000
Provision for income taxes	7,330,000	(263,000)	7,067,000
Net income	11,963,000	(606,000)	11,357,000
Basic Earnings Per Share	0.89	(0.05)	0.84
Dilute Earnings Per Share	0.81	(0.04)	0.77

	As Previously
For the Year Ended December 31, 2008	Reported	Adjustments	As Restated
Revenue	$110,219,000	$(143,000)	$110,076,000
Cost of Sales	30,885,000	101,000	30,986,000
Selling, general and administration	71,135,000	588,000	71,723,000
Provision for income taxes	3,016,000	(309,000)	2,707,000
Net income	4,834,000	(523,000)	4,311,000
Basic Earnings Per Share	0.37	(0.04)	0.33
Dilute Earnings Per Share	0.34	(0.04)	0.30

18. QUARTERLY RESULTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Revenue	$60,585,000	$66,660,000	$67,282,000	$63,025,000
Gross Profit	45,768,000	49,466,000	50,459,000	46,776,000
Income before income taxes	8,214,000	9,204,000	9,081,000	5,193,000
Net Income	4,901,000	5,538,000	5,751,000	3,421,000
Earnings per common share - diluted	0.33	0.38	0.39	0.23
2009 Restated
Revenue	$34,605,000	$41,721,000	$46,079,000	$47,338,000
Gross Profit	25,626,000	30,813,000	34,077,000	33,872,000
Income before income taxes	3,976,000	4,759,000	5,546,000	4,143,000
Net Income	2,485,000	2,999,000	3,434,000	2,439,000
Earnings per common share - diluted	0.17	0.20	0.23	0.17

(1) - Earnings per common share is computed independently for each of the quarters presented; accordingly, in the sum of the quarterly earnings per common share may not equal the total computed for the year.

INDEX TO EXHIBITS

No.
3.1	Certificate of Incorporation of the Company and amendments thereto

3.2	By-Laws of the Company- Amended

10.1	1993 Stock Option Plan of the Company as amended*

10.3	Lease relating to the Company’s Owings Mills, Maryland facility**

10.5	Employment agreement with Bradley T. MacDonald signed February 8, 2006 ***

10.6	Employment agreement with Michael S. McDevitt signed February 8, 2006 ***

10.7	Employment agreement with Margaret Sheetz signed February 8, 2006 ***

10.8	Employment agreement with Brendan N. Connors signed February 8, 2006 ***

21.1	Subsidiaries of Medifast, Inc.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*	Filed as an exhibit to and incorporated by reference to the Registration Statement on Form SB-2 of the Company, File No. 33-71284-NY.

**	Filed as an exhibit to and incorporated by reference to the Registration Statement on Form S-4 of the Company, File No. 33-81524.

***	Filed as an exhibit to 10-K/A, dated September 6, 2007, File No. 001-31573

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIFAST, INC.
(Registrant)

MICHAEL S. MCDEVITT
Michael S. McDevitt
Chief Executive Officer (Principal Executive Officer)
Dated: March 31, 2011

BRENDAN N. CONNORS
Brendan N. Connors
Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ HARVEY C. BARNUM	Director	March 31, 2011
Harvey C. Barnum

/s/ BARRY B. BONDROFF, CPA	Director	March 31, 2011
Barry B. Bondroff, CPA

/s/ CHARLES P. CONNOLLY	Director	March 31, 2011
Charles P. Connolly

/s/ JASON L. GROVES	Director	March 31, 2011
Jason L. Groves

/s/ GEORGE J. LAVIN, ESQ.	Director	March 31, 2011
George J. Lavin, Esq.

/s/ BRADLEY T. MACDONALD	Executive Chairman of the Board,	March 31, 2011
Bradley T. MacDonald	Director

/s/ MICHAEL C. MACDONALD	Director	March 31, 2011
Michael C. MacDonald

/s/ SR. CATHY T. MAGUIRE RSM	Director	March 31, 2011
Sr. Cathy T. Maguire, RSM

/s/ JOHN P. MCDANIEL	Director	March 31, 2011
John P. McDaniel

/s/ MICHAEL S. MCDEVITT	Director	March 31, 2011
Michael S. McDevitt

/s/ JERRY D. REECE	Director	March 31, 2011
Jerry D. Reece

/s/ JEANNETTE M. MILLS	Director	March 31, 2011
Jeannette M. Mills

/s/ REV. DONALD F. REILLY, OSA	Director	March 31, 2011
Rev. Donald F. Reilly, OSA

/s/ MARGARET SHEETZ	Director	March 31, 2011
Margaret Sheetz