Form 10-Q
period 2011-03-31
MEDIFAST INC
filed 2011-05-10
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2011
Common stock, $.001 par value per share	15,431,101 shares

Medifast, Inc.

Part 1 – Financial Statements

Item 1 – Financial Statements

.
MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$31,189,000	$17,165,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $336,000 and $237,000	815,000	623,000
Inventory	15,867,000	19,534,000
Investment securities	19,257,000	17,271,000
Income taxes, prepaid	471,000	3,266,000
Prepaid expenses and other current assets	2,365,000	2,108,000
Deferred tax assets	734,000	703,000
Total current assets	70,698,000	60,670,000

Property, plant and equipment – net	32,355,000	30,589,000
Trademarks and intangibles – net	957,000	1,072,000
Other assets	1,506,000	1,728,000

TOTAL ASSETS	$105,516,000	$94,059,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	18,598,000	15,020,000
Current maturities of long-term debt	933,000	944,000
Total current liabilities	19,531,000	15,964,000

Other liabilities
Long-term debt, net of current portion	4,627,000	4,855,000
Deferred tax liabilities	1,895,000	1,284,000
Total liabilities	26,053,000	22,103,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized; 15,431,101 issued and outstanding	16,000	16,000
Additional paid-in capital	34,115,000	32,938,000
Accumulated other comprehensive income	212,000	240,000
Retained earnings	48,475,000	42,117,000
Less: cost of 368,908 shares of common stock in treasury	(3,355,000)	(3,355,000)
Total stockholders' equity	79,463,000	71,956,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,516,000	$94,059,000

See notes to unaudited condensed consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue	$74,295,000	$60,585,000
Cost of sales	17,614,000	14,817,000
Gross Profit	56,681,000	45,768,000

Selling, general, and administration	46,630,000	37,567,000

Income from operations	10,051,000	8,201,000

Other income/(expense)
Interest income/ (expense), net	115,000	28,000
Other	115,000	(15,000)
	230,000	13,000

Income before income taxes	10,281,000	8,214,000
Provision for income taxes	(3,923,000)	(3,313,000)

Net income	$6,358,000	$4,901,000

Basic earnings per share	$0.44	$0.35
Diluted earnings per share	$0.44	$0.33

Weighted average shares outstanding -
Basic	14,320,959	13,908,144
Diluted	14,598,080	14,671,187

See notes to unaudited condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Three Months Ended March 31, 2011
(Unaudited)

		Par Value	Additional		Accumulated
	Number	$0.001	Paid-In	Retained	other comp	Treasury
	of Shares	Amount	Capital	Earnings	income/(loss)	Stock	Total

Balance, December 31, 2010	15,431,101	$16,000	$32,938,000	$42,117,000	$240,000	$(3,355,000)	$71,956,000

Share-based compensation to executives and directors			682,000				682,000
Share-based compensation tax benefit			495,000				495,000
Comprehensive income:
Net income				6,358,000			6,358,000
Net change in unrealized gain (loss) on investments, net					(28,000)		(28,000)
Comprehensive income							6,330,000
Balance at March 31, 2011	15,431,101	$16,000	$34,115,000	$48,475,000	$212,000	$(3,355,000)	$79,463,000

See notes to unaudited condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$6,358,000	$4,901,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	$1,648,000	$1,398,000
Realized (gain) loss on investment securities, net	(115,000)	14,000
Share-based compensation	682,000	610,000
Deferred income taxes	580,000	105,000

Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(192,000)	(425,000)
Inventory	3,667,000	(2,354,000)
Prepaid expenses & other current assets	(257,000)	1,141,000
Other assets	4,000	136,000
Accounts payable and accrued expenses	3,578,000	5,656,000
Income taxes	2,795,000	2,947,000
Net cash provided by operating activities	18,748,000	14,129,000
Cash Flow from Investing Activities:
Sale of investment securities	3,638,000	954,000
Purchase of investment securities	(5,537,000)	(2,371,000)
Purchase of property and equipment	(3,083,000)	(2,589,000)
Net cash used in investing activities	(4,982,000)	(4,006,000)
Cash Flow from Financing Activities:
Repayment of long-term debt	(239,000)	(199,000)
Decrease in note receivable	2,000	-
Excess tax benefits from share-based compensation	495,000	286,000
Net cash provided by financing activities	258,000	87,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,024,000	10,210,000
Cash and cash equivalents - beginning of the period	17,165,000	10,604,000
Cash and cash equivalents - end of period	$31,189,000	$20,814,000

Supplemental disclosure of cash flow information:
Interest paid	$25,000	$27,000
Income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements

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

The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or any other portions thereof.  Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

These financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included.

The consolidated balance sheet as of December 31, 2010 is derived from the audited financial statements included in the Company’s Annual Report in Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010 (the 2010 form 10-K), which should be read in conjunction with these consolidated financial statements.

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

5.	Inventories

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

Inventory consist of the following at March 31, 2011 and December 31, 2010

	2011	2010
Raw Materials	$4,933,000	$5,292,000
Packaging	2,527,000	2,791,000
Finished Goods	8,407,000	11,451,000

	$15,867,000	$19,534,000

6.	Intangible Assets

The Company has acquired certain intangible assets, which include: customer lists, trademarks, patents, and copyrights.  The customer lists are being amortized over a 3 year period based on management’s best estimate of the expected.  The costs of trademarks, patents and copyrights are amortized over 3 to 7 years based on their estimated useful life.

The Company’s intangible assets and related amortization included the following:

	As of March 31, 2011		As of December 31, 2010
					Weighted-Avg.
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period

Customer lists	$235,000	$70,000	$235,000	$50,000	3 years
Trademarks, patents, and copyrights	2,053,000	1,261,000	2,053,000	1,166,000	7 years
Total	$2,288,000	$1,331,000	$2,288,000	$1,216,000

Amortization expense for the three months ended March 31, 2011 and 2010 was as follows:

	2011	2010
Customer lists	$20,000	$13,000
Trademarks, patents, and copyrights	95,000	60,000

Total trademarks and intangibles	$115,000	$73,000

Amortization expense is included in selling, general and administrative expenses.

7.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31:

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income	$6,358,000	$4,901,000

Denominator:
Weighted average shares of common stock outstanding	14,320,959	13,908,144
Effect of dilutive common stock equivalents	277,121	763,043

Weighted average diluted common shares outstanding	14,598,080	14,671,187

EPS
Basic	$0.44	$0.35
Diluted	$0.44	$0.33

8.	Estimates

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

The Company’s financial instruments include cash and cash equivalents, trade receivables, investment in available-for-sale securities and debt.  The carrying amounts of cash and cash equivalents and trade receivables approximate fair value due to their short maturities.  The fair value of investment in available for-sale securities are based on quoted market rates.  The carrying amount of debt approximates fair value due to the variable rate associated with the debt.

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis as of March 31, 2011and December 31, 2010:

March 31, 2011	Level I	Level II	Level III	Total
Investment securities	$19,257,000	-	-	$19,257,000
Cash equivalents	611,000	-	-	611,000
Total Assets	$19,868,000	$-	$-	$19,868,000

December 31, 2010	Level I	Level II	Level III	Total
Investment securities	$17,271,000	-	-	$17,271,000
Cash equivalents	2,017,000	-	-	2,017,000
Total Assets	$19,288,000	$-	$-	$19,288,000

10.	Share-based Compensation

Restricted Stock

The Company has issued restricted stock to employees and directors generally with terms ranging from one to six years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighed-Average Grant Date Fair Value
Unvested at January 1, 2011	786,421	$5.57
Granted	-	-
Vested	(113,583)	6.00
Forfeited	(40,000)	6.55
Unvested at March 31, 2011	632,838	5.77

The total restricted stock awards vested and charged against income during the three months ended March 31, 2011 and 2010 was $682,000 and $610,000, respectively. The total income tax benefit recognized in the consolidated statement of income for these restricted stock awards was approximately $266,000 and $238,000 for the three months ended March 31, 2011 and 2010, respectively. The tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards was approximately $495,000 and $286,000 for the three months ending March 31, 2011 and 2010, respectively. There was approximately $3,652,000 of total unrecognized compensation cost related to restricted stock awards as of March 31, 2011. The cost is expected to be recognized over a weighted-average period of approximately 1.75 years.

11.	Business Segments

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

The following tables present segment information for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,2011
	Medifast	MWCC & Wholesales	Other	Consolidated

Revenues	$66,097,000	$8,198,000	$-	$74,295,000
Cost of Sales	15,755,000	1,859,000	-	17,614,000
Selling,General and Administrative Expense	38,603,000	4,948,000	1,431,000	44,982,000
Depreciation and Amortization	1,318,000	248,000	82,000	1,648,000
Interest(net) and other	7,000	-	(237,000)	(230,000)
Income before income taxes	$10,414,000	$1,143,000	$(1,276,000)	$10,281,000

Segment Assets	$69,430,000	$9,831,000	$26,255,000	$105,516,000

	Three Months Ended March 31,2010
	Medifast	MWCC & Wholesales	Other	Consolidated

Revenues	$53,840,000	$6,745,000	$-	$60,585,000
Cost of Sales	13,377,000	1,440,000	-	14,817,000
Selling,General and Administrative Expense	31,842,000	3,198,000	1,129,000	36,169,000
Depreciation and Amortization	1,094,000	226,000	78,000	1,398,000
Interest(net) and other	10,000	-	(23,000)	(13,000)
Income before income taxes	$7,517,000	$1,881,000	$(1,184,000)	$8,214,000

Segment Assets	$42,774,000	$7,226,000	$24,188,000	$74,188,000

12.	Contingencies

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

On April 1, 2011 a shareholder derivative complaint titled Shane Rothenberger, derivatively on behalf of Medifast, Inc. v Bradley T. MacDonald et al. (Civil Action 2011-CV 863 [BEL]); and on April 11,2011 a shareholder derivative complaint titled James A. Thompson, derivatively on behalf of Medifast,Inc. v Bradley T. MacDonald et al.(Civil Action 2011-CV934 [BEL]) were filed in the United States District Court, District of Maryland. The identically worded Complaints allege breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  Each requests an unspecified amount of damages, a Court Order directing reformation of corporate governance, restitution to Medifast, Inc. and payment of costs and disbursements.  The Company is named as a nominal Defendant.  The Company intends to investigate the allegations made in the Complaints.

13.	Subsequent Events

The Board of Directors of Medifast, Inc. has authorized the repurchase of up to 500,000 shares of the Company’s common stock and  pursuant to that authority the Company purchased 200,000 shares of its common stock on April 7th and April 8, 2011 at an average price of $17.22 per share, aggregating $3,444,000.  There are 165,000 shares remaining beyond the above noted purchase under the Board repurchase plan originally approved and authorized on June 3, 2004 and reaffirmed by recent unanimous Board consent on April 6, 2011.   The stock repurchase program may be limited or terminated at any time without prior notice.

 Stock repurchases under this program have been made by the Broker through open market and privately negotiated transactions at times and in such amounts as management deemed appropriate pursuant to Rule 10b-18 of the Exchange Act. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate authorization provisions , above noted regulatory requirements, and other market conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:    Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995.  Statements that are not historical facts, including statements about management’s expectations for fiscal year 2011 and beyond, are forward-looking statements and involve various risks and uncertainties.  Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company’s expectations.  The Company cautions investors not to place undue reliance on forward-looking statements which speak only to management’s experience on this data.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Background:

The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products.  Medifast, Inc.’s product lines include meal replacements and vitamins.   Our products and services are sold to weight loss program participates primarily via the Internet, telephone, and brick and mortar clinics.  Customers of our health coaches in the Take Shape for Life person-to-person direct sales channel are directed to order our products through either the Internet or through the Company’s in-house call center. Our meal food items accounted for 93% of our revenues for the three months ended March 31, 2011 and 95% of our revenues for the three months ended March 31, 2010.  Program sales in our Medifast Weight Control Center channel accounted for 2% of revenues for the first three months of 2011 and 2% for the first three months of 2010. Shipping revenue and other accounted for 5% for the first three months of 2011 and 3% for the first three months of 2010.  No other product or service has accounted for more than 1% of consolidated revenue in any of the last three years.

Revenue consists primarily of meal replacement food sales. For the first three months of 2011, revenue increased to $74.3 million as compared to $60.6 million for the first three months of 2010, an increase of $13.7 million or 23%. The Take Shape for Life sales channel accounted for 63% of total revenue, direct response marketing 26%, and Medifast Weight Control Centers and Medifast Wholesale Physicians 11%.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to spend in the Medifast Direct channel, number of active health coaches and average revenue per health coach per month in the Take Shape for Life channel, and average same store sales improvement  for the Medifast Weigh Control Center channel.

In the first three months of 2011 we continued to see sales growth and improvement in: Take Shape for Life; Medifast Direct and Medifast Weight Control Centers and Medifast Wholesale Physicians.  Take Shape for Life revenue increased 25% to $46.8 million compared with $37.6 million in the first three months of 2010.   Growth in revenues for the segment was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during the first three months of 2011 increased to 10,000 compared with 7,100 during the period a year ago, an increase of 41%. The number of active health coaches represents the number of health coaches receiving income from a product sale in the last month of the quarter. The average revenue per health coach per month decreased from $1,775 in the first three months of 2010 to $1,600 in the first three months of 2011.  The decrease of 10% is primarily due to the challenges in delivering consistent and effective training to a much larger group of active health coaches.  Currently, training to the field is done primarily through health coaches training their health coach teams utilizing print materials. To combat this challenge, the company is planning the release of the “official” training website, to be released at the Take Shape for Life annual conference to be held in July 2011. The new site will allow for the best practices of training to be delivered in a format that allows for more user interaction and distance learning. The training website will be a function of the new e-commerce platform that was released in March of 2011. The new e-commerce platform provides health coaches and their clients with a simple approach to research the program, understand the individual health coaches personal success story and purchase product.  The company is confident the release of the new e commerce platform will simplify the ordering process for the client, leading to improvement in the revenue per health coach statistic.  As the number of active health coaches increase, the Company receives additional sales proceeds from product referrals, approximately $1,600 in product referrals per month for the average coach in the first three months of 2011.

The Medifast Direct Sales division sales increased 18% to $19.3 million as compared with $16.4 million in the first three months of 2010, an increase of $2.9 million.  The Company experienced a 2.8 to 1 return on advertising spend in the first three months of 2011 and 2010.

The Medifast Weight Control Centers and Medifast Wholesale Physicians experienced revenue growth of 23% versus the same time period last year.  Revenue increased due to the opening of twelve new centers throughout 2010, opening one new centers in the first quarter of 2011, a 7% increase in the same store sales for Centers open for greater than one year, and the increased success of franchise centers.  The Company is continuing to focus on improved advertising effectiveness, improved closing rates on leads generated through advertising and improved consumer lifetime value through value add service, and the hiring of more experienced clinic personnel.

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

Medifast Weight Control Centers – The Medifast Weight Control Center is the brick and mortar clinic channel of Medifast with locations in Texas, Florida, Maryland and Virginia.  In 2010, the Company opened twelve new Medifast Weight Control Centers and had a total of thirty-nine locations in operation at year-end.  At March 31, 2011 forty Company owned Medifast Weight Control Centers were in operation. The centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized patient counseling, and Inbody TM composition analysis. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives.  The centers also benefit from the nationally advertised brand which encourages walk-ins and referrals from other Medifast business channels.

In 2008, the Company began offering the clinic model as a franchise opportunity.  The Company currently has franchisee centers located in Alabama, Arizona, California, Pennsylvania and Minnesota. At March 31, 2011 twenty-two franchise locations were in operation.

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

Revenue Recognition:   Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms.)  Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.  Medifast Weight Control Centers program fees are recognized over the estimated service period.

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

We evaluated our material tax positions and determined that we did not have any material uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the three months ended March 31, 2011 and 2010, no estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2007.

Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of March 31, 2011 and December 31, 2010 were $0.3 million and $0.2 million, respectively.

Advertising Costs:  Advertising costs, other than direct-response advertising, such as preparation, layout, design and production of advertising are expensed when the advertisement is first used, except for the costs of executory contracts, which are amortized as performance under the contract is received.

Inventory: Inventories consist principally of packaged meal replacements held in the Company’s warehouse. Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs.  On a quarterly basis, management reviews inventory for unsalable or obsolete inventory.

Overview of the Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

	Three Months Ended March 31, 2011,
	2011	2010	$ Change	% Change

Revenue	$74,295,000	$60,585,000	$13,710,000	23%
Cost of sales	17,614,000	14,817,000	2,797,000	19%
Gross Profit	56,681,000	45,768,000	10,913,000	24%

Selling, general, and administration	46,630,000	37,567,000	9,063,000	24%

Income from operations	10,051,000	8,201,000	1,850,000	23%

Other income/(expense)
Interest income (expense), net	115,000	28,000	87,000	311%
Other	115,000	(15,000)	130,000	-867%
	230,000	13,000	217,000	1669%

Income before income taxes	10,281,000	8,214,000	2,067,000	25%
Provision for income tax	(3,923,000)	(3,313,000)	(610,000)	18%

Net income	$6,358,000	$4,901,000	$1,457,000	30%

% of revenue

Gross Profit	76.3%	75.5%
Selling, general, and administration	62.8%	62.0%
Income from Operations	13.5%	13.5%

Three Months Ended March 31, 2011 and March 31, 2010

Revenue:  Revenue increased to $74.3 million in the first quarter of 2011 compared to $60.6 million in the first quarter of 2010, an increase of $13.7 million or 23%. The Take Shape for Life sales channel accounted for 63% of total revenue; Medifast Direct channel accounted for 26%, and Weight Control Centers and Medifast Wholesale Physicians accounted for 11% of total revenue.  Take Shape for Life sales, which are fueled by increased customer product sales as a result of an increase in active health coaches increased by 25% as  compared to the first three months of 2010. As compared to the first three months of 2010, the Medifast Direct Response sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 18% year-over year. The Medifast Weight Control Centers and Medifast Wholesale Physicians increased sales by 23% due to the opening of new corporate and franchise locations and year over year improvement in same store sales.

Take Shape for Life revenue increased 25% to $46.8 million compared with $37.6 million in the comparable quarter of 2010.   Growth in revenues for the distribution channel was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during the first quarter increased to approximately 10,000 compared with 7,100 during the period a year ago, an increase of 41%. In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of one-on-one communication continues to excel. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active health coaches.   Becoming a health coach is a business opportunity that has a low cost of start-up and requires no holding of inventory as all orders are shipped to the end consumer.  In the current economic environment, many people are looking for supplemental income to assist in paying bills such as the car payment, rent, or mortgage, and becoming a health coach allows for supplemental income in the form of a commission compensation on product sales and supporting the customer needs by providing education on the program and support to customers ordering through Take Shape for Life and most importantly the ability to help others regain their health through the use of clinically proven Medifast products.

The Medifast Direct Response Sales division sales increased 18% to $19.3 million as compared with $16.4 million in the first quarter of 2010, an increase of $3 million.  Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates the company experienced a 2.8 to 1 return on advertising spend during the first quarter of 2011 and 2010.  The Company spent approximately $6.8 million on direct response advertising in the first quarter of 2011, an increase of 18% from the first quarter of 2010.

The Medifast Weight Control Centers and Medifast Wholesale Physicians channel represent approximately 11% of the Company’s overall revenues.  At March 31, 2011, Medifast Weight Control Centers were operating in forty corporate locations in Austin, Dallas, Houston, Orlando, Baltimore, and Washington, D.C., and twenty two franchise centers were in operation. In the first quarter of 2011, the Company experienced revenue growth of 23% versus the same time period last year.   In the first quarter of 2011, same store sales increased by 7% for corporate Centers open greater than one year.  Throughout 2011, the Company anticipates opening an additional 25-30 corporately owned Medifast Weight Control Centers.

Costs of Sales:  Cost of sales increased $2.8 million in the first three months of 2011 to $17.6 million as compared to $14.8 million in first three months of 2010.  As a percentage of sales, gross margin increased to 76.3% from 75.5% in the first quarter of 2010.  The 80 bps improvement in gross margin percentage resulted in a $600,000 improvement in gross margin based on first quarter 2011 sales volume of $74.3 million. The gross margin improvement was primarily the result of decreased shipping cost as a percentage of sales as well as improved labor and overhead absorption.

Selling, General and Administrative:  Overall, selling, general and administrative expenses increased by $9.1 million as compared to the first quarter of 2010.  As a percentage of sales, selling, general and administrative expenses increased to 62.8% versus 62.0% in the first quarter of 2010. Take Shape for Life commission expense, which is completely variable based upon product sales, increased by approximately $3.2 million as the Company showed sales growth of 25% as compared to the first quarter of 2010. Take Shape for Life health coaches are independent contractors that are paid commissions on product sales referred to the Company.    Health coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center.  The clients of health coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address.  Health coaches are not required to purchase product in order to receive a commission.  In addition, health coaches do not receive a commission on their personal product orders. Salaries and benefits increased by approximately $2.7 million in the first quarter of 2011 as compared to last year.  The increase includes the hiring of additional expertise in critical areas such as the Medifast Weight Control Centers division that hired additional expertise in regional trainers, regional managers, operations, and marketing to support the growth of 25-30 new corporate center openings in 2011 as well as the forty corporate centers and 22 franchise centers in operation as of March 31, 2011.  Areas that also experienced additional staffing due to the 23% sales growth in the first quarter of 2011 include manufacturing, distribution, call center, and IT.  The opening of the Company’s new Dallas, TX distribution center in July of 2010 also led to the hiring of additional personnel in both distribution and the call center. Sales and marketing expense increased by $1.3 million in the first quarter of 2011 as compared to prior year, primarily due to the $1 million increase in Medifast Direct advertising.  Communication expense increased $175,000 and other expenses increased by $450,000 which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes.  Operating expenses were flat as compared to the first quarter of 2010.  Office expense increased by $1.2 million which included items such as accounting fees, legal fees, insurance expense, and rent expense.  Stock compensation expense increased by $73,000.

Income taxes:  In the first quarter of 2011, the Company recorded $3.9 million in income tax expense, which represents an effective rate of 38.2%.  For the first quarter of 2010, we recorded income tax expense of $3.3 million which reflected an estimated effective tax rate of 40.3%.  The Company anticipates a tax rate of approximately 38-39% in 2011.

Net income: Net income was approximately $6.4 million for the first quarter of 2011 as compared to approximately $4.9 million for the first quarter of 2010, an increase of 30%.  Pre-tax profit as a percent of sales increased to 13.8% in the first quarter of 2011 as compared to 13.6% in 2010. The improved profitability in the first quarter of 2011 is due to sales growth in the Take Shape for Life division, Medifast Weight Control Centers and Medifast Wholesale Physicans, and Direct Response sales channels, gross margin improvement, and leveraging the fixed costs associated with our vertically-integrated support structure.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment for the Three Months Ended March 31,

	2011		2010
Segments	Sales	% of Total	Sales	% of Total

Medifast	$66,097,000	89%	$53,840,000	89%
MWCC and Wholesale	8,198,000	11%	6,745,000	11%
Total Sales	$74,295,000	100%	$60,585,000	100%

Three Months Ended March 31, 2011 and March 31, 2010

Medifast Segment:  The Medifast segment consists of the sales of Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business this is referenced to the “Overview of the Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010” above.

MWCC and Wholesale Segment:  The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians.    Sales increased by $1.5 million, or 22% year-over year due to the opening of twelve new corporately-owned centers throughout 2010,  a 7% increase in the same store sales for Centers open for greater than one year, and increased sales to the Company’s franchise centers.  The Company is continuing to focus on improved advertising effectiveness, improved on trends generated through advertising and improved consumer lifetime value through value and service, developing a new operating system to enhance the customer experience and store operations as well as the hiring of more experienced clinic personnel.  At the end of the first quarter of 2011, there were forty corporately owned centers opened as compared to twenty seven centers at the end of the first quarter of 2010.  The company had twenty-two franchise centers in operation as of March 31, 2011 as compared to 18 franchise centers in the same period in prior year.  In 2011, the Company plans on opening an additional 25-30 corporately owned Medifast Weight Control Centers.

	Operating Profit by Segment for the Three Months Ended March 31,

	2011		2010
Segments	Profit	% of Total	Profit	% of Total

Medifast	$10,414,000	102%	$7,517,000	92%
MWCC & Wholesale	$1,143,000	11%	$1,881,000	23%
All Other	(1,276,000)	-12%	(1,184,000)	-14%
Total Operating Profit	$10,281,000	100%	$8,214,000	100%

Three Months Ended March 31, 2011 and March 31, 2010

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business this is referenced to the “Overview of the Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010” above. See footnote 11, “Business Segments” for a detailed breakout of expenses.

MWCC and Wholesale Segment: This segment decreased net profitability for the first three months of 2011 as compared to the same period in prior year by $738,000.   The decrease in net profitability is primarily due to the hiring of expertise in key areas to build the internal infrastructure to open 25-30 new corporately owned Medifast Weight Control Centers in 2011. Hires included regional trainers, regional managers, operations support, and marketing.  Seven new corporate centers were opened at the end of 2010 which also resulted in decreased profitability as the stores were in the start-up phase during the first quarter of 2011. The Company is continuing to focus on improved advertising effectiveness, improved on trends generated through advertising and improved consumer lifetime value through value and service, developing a new operating system to enhance the customer experience and store operations as well as the hiring of more experienced clinic personnel. See footnote 11, “Business Segments” for a detailed breakout of expenses.

All Other Segment:   The All other segment consists of corporate expenses related to the parent company operations.  Compared to the first quarter of 2011, parent company expenses increased by $92,000.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.  See footnote 11, “Business Segments” for a detailed breakout of expenses.

Seasonality
The Company's weight management products and programs have historically been subject to seasonality.  Traditionally the holiday season in November/December of each year is considered poor for diet control products and services.  January and February generally show increases in sales, as these months are considered the commencement of the “diet season.”  In 2011, seasonality has not been a significant factor.  This is largely due to the increase in the consumer’s awareness of the overall health and nutritional benefits accompanied with the use of the Company’s product line.  As consumers continue to increase their association of nutritional weight loss programs with overall health, seasonality will continue to decrease.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt.  Since nearly all of our debt is variable rate based, any changes in market interest rates will cause an equal change in our net interest expense.  At Marc h 31, 2011, there was $5.2 million of variable interest loans outstanding which is subject to interest rate risk.  Interest rates on our variable rate loans ranged from 1.56% to 2.76% for the period ended March 31, 2011.  Each 100 basis point increase in the bank’s LIBOR rates relative to these borrowings would impact interest expense by $52,000 over a 12-month period.

We are exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at March 31, 2011, we estimate that the fair value of our investment portfolio would decline by an immaterial amount and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

Item 4.     Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011, because of the material weaknesses in internal control over financial reporting discussed in the fiscal 2010 Form 10-K. As a result of the Company’s rapid growth, there has been a strain on internal resources to effectively monitor the financial close process. The material weaknesses related to certain expenses not being accounted for in the proper period in accordance with generally accepted accounting principles in the United States (“GAAP”).  Historically, our accounts payable and accrued expense accounts were evaluated on a quarterly and annual basis based upon whether the corresponding expenses were fairly stated (e.g. by analyzing whether our operating results included twelve months of expenses for the yearly periods or three months of expenses for the quarterly periods).  However, our procedures did not include a detailed review of ending liability balances for these specific costs and expenses, which resulted in certain expenses being recorded when they were paid rather than incurred.  In addition, management determined that our remediation efforts of prior year’s material weakness surrounding the income tax process, as disclosed in the 2009 Form 10-K, had not been in place for a sufficient period of time to demonstrate that their effectiveness is sustainable.   We concluded that a material weakness still existed in the preparation and review process for the calculation of the tax provision due to the complexities of accounting for income taxes and applying tax law to our tax positions and the lack of internal tax expertise.

As a consequence of that determination, we are in the process of implementing procedures designed to detect or prevent these errors from occurring in the future that we expect to have in place by June 30, 2011.  We are completing the recruiting process for a key management level finance employee with the technical accounting knowledge and expertise to effectively monitor the financial close process.  We have also specifically reviewed our expense recognition policy to identify control enhancements that ensure expenses are recognized in the proper period and that we are in compliance with generally accepted accounting principles in the United States (“GAAP”).    Although our formalized controls are not yet in place, a detailed review was performed by Internal Audit to verify that the financial statements were materially accurate in relation to the recognition of expenses as of March 31, 2011.

In addition, in March 2011 we engaged an expert tax consultant with experience in ASC740, “Accounting for Income Taxes,” who is responsible for managing the tax provision process until a point at which management determines an in-house expert would be preferred.  The tax provision will also be reviewed by management on a quarterly basis.

Because of the material weaknesses in internal control over financial reporting described in the fiscal 2010 Form 10-K, we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).  Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this report fairly presented, in all material respects, our financial conditions, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting:

There were changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We identified a material weakness in our internal control over financial reporting and have described the changes to our internal controls over financial reporting designed to remediate this material weakness.  Additionally, as a consequence of that determination, we are in the process of implementing procedures designed to detect or prevent these errors from occurring in the future that we expect to have in place as of June 30, 2011.  We are completing the recruiting process for a key management level finance employee with the technical accounting knowledge and expertise to effectively monitor the financial close process.  We have also specifically reviewed our expense recognition policy to identify control enhancements that ensure expenses are recognized in the proper period and that we are in compliance with generally accepted accounting principles in the United States (“GAAP”).    Although our formalized controls are not yet in place, a detailed review was performed by Internal Audit to verify that the financial statements were materially accurate in relation to the recognition of expenses as of March 31, 2011.

In addition, in March 2011 we engaged an expert tax consultant with experience in ASC740, “Accounting for Income Taxes” who is responsible for managing the tax provision process until a point at which management determines an in-house expert would be preferred.  The tax provision is also reviewed by management on a quarterly basis.

Part II  Other Information

Item 1.  Legal Proceedings

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

On April 1, 2011 a shareholder derivative complaint titled Shane Rothenberger,  derivatively on behalf of Medifast, Inc. v Bradley T. MacDonald et al. (Civil Action 2011-CV 863 [BEL]); and on April 11,2011 a shareholder derivative complaint titled James A. Thompson, derivatively on behalf of Medifast,Inc. v Bradley T. MacDonald et al.(Civil Action 2011-CV934 [BEL]) were filed in the United States District Court, District of Maryland. The identically worded Complaints allege breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  Each requests an unspecified amount of damages, a Court Order directing reformation of corporate governance,  restitution to Medifast, Inc. and payment of costs and disbursements.  The Company is named as a nominal Defendant.  The Company intends to investigate the allegations made in the Complaints.

Item 1A. Risk Factors

Information about risk factors for the three months ended March 31, 2011, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 5. Other Information

On September 3, 2004, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.

We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.   As of March 31, 2011, we had purchased 135,000 shares as treasury stock through the repurchase program noted above.

Subsequent to March 31, 2011,  the Company purchased 200,000 shares of its common stock on April 7th and April 8, 2011 at an average price of $17.22 per share, aggregating $3,444,000.  There are 165,000 shares remaining beyond the above noted purchase under the Board repurchase plan originally approved and authorized on June 3, 2004 and reaffirmed by recent unanimous Board consent on April 6, 2011.   The stock repurchase program may be limited or terminated at any time without prior notice.

The following is a summary of our common stock purchases during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2011	-	-	-	365,000
February 1 - February 28, 2011	-	-	-	365,000
March 1 - March 31, 2011	-	-	-	365,000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL S. MCDEVITT	May 10, 2011
Michael S. McDevitt
Chief Executive Officer
(principal executive officer )

BY:	/S/ BRENDAN N. CONNORS	May10, 2011
Brendan N. Connors
Chief Financial Officer
(principal financial officer)

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