Form 10-Q
period 2011-06-30
MEDIFAST INC
filed 2011-08-09
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2011
Common stock, $.001 par value per share	15,450,185 shares

Medifast, Inc.
Index

Part I - Financial Information:

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010 (audited)	4

Condensed Consolidated Statements of Income (unaudited) for the Three and Six Months Ended June 30, 2011 and 2010	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (unaudited) for the Six months Ended June 30, 2011	6

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six months Ended June 30, 2011 and 2010	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2 - Management’s Discussion and Analysis of Financial Condition And Results of Operations	16

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	27

Item 4 – Controls and Procedures	27

Part II - Other Information:

Item 1 – Legal Proceedings	28

Item 1A – Risk Factors	29

Item 5 – Other Information	29

Item 6 - Exhibits	31

Part 1 – Financial Statements

Item 1 – Financial Statements

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$28,292,000	$17,165,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $336,000 and $237,000	1,147,000	623,000
Inventory	15,711,000	19,534,000
Investment securities	18,811,000	17,271,000
Income taxes, prepaid	-	3,266,000
Prepaid expenses and other current assets	1,783,000	2,108,000
Deferred tax assets	760,000	703,000
Total current assets	66,504,000	60,670,000

Property, plant and equipment - net	33,137,000	30,589,000
Trademarks and intangibles - net	973,000	1,072,000
Other assets	1,292,000	1,728,000

TOTAL ASSETS	$101,906,000	$94,059,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	20,935,000	15,020,000
Income taxes payable	242,000	-
Current maturities of long-term debt	891,000	944,000
Total current liabilities	22,068,000	15,964,000

Other liabilities
Long-term debt, net of current portion	4,177,000	4,855,000
Deferred tax liabilities	1,632,000	1,284,000
Total liabilities	27,877,000	22,103,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized; 15,450,185 and 15,431,101 issued and outstanding	16,000	16,000
Additional paid-in capital	34,946,000	32,938,000
Accumulated other comprehensive income	336,000	240,000
Retained earnings	54,419,000	42,117,000
Less: cost of 958,908 and 368,908 shares of common stock in treasury	(15,688,000)	(3,355,000)
Total stockholders' equity	74,029,000	71,956,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,906,000	$94,059,000

See notes to unaudited condensed consolidated financial statements

.
MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$78,255,000	$66,660,000	$152,550,000	$127,245,000
Cost of sales	19,214,000	17,194,000	36,829,000	32,011,000
Gross Profit	59,041,000	49,466,000	115,721,000	95,234,000

Selling, general, and administration	50,054,000	40,210,000	96,684,000	77,777,000

Income from operations	8,987,000	9,256,000	19,037,000	17,457,000

Other income/(expense)
Interest income/ (expense), net	149,000	44,000	264,000	71,000
Other	6,000	(96,000)	122,000	(110,000)
	155,000	(52,000)	386,000	(39,000)

Income before income taxes	9,142,000	9,204,000	19,423,000	17,418,000
Provision for income taxes	(3,198,000)	(3,666,000)	(7,121,000)	(6,979,000)

Net income	$5,944,000	$5,538,000	$12,302,000	$10,439,000

Basic earnings per share	$0.42	$0.40	$0.87	$0.75
Diluted earnings per share	$0.41	$0.38	$0.85	$0.71

Weighted average shares outstanding -
Basic	14,175,990	14,014,744	14,219,532	13,970,333
Diluted	14,461,316	14,742,033	14,489,759	14,666,398

See notes to unaudited condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Six Months Ended June 30, 2011
(Unaudited)

		Par Value	Additional		Accumulated
	Number	$0.001	Paid-In	Retained	other comp	Treasury
	of Shares	Amount	Capital	Earnings	income/(loss)	Stock	Total

Balance, December 31, 2010	15,431,101	$16,000	$32,938,000	$42,117,000	$240,000	$(3,355,000)	$71,956,000

Share-based compensation to executives and directors			1,299,000				1,299,000
Share-based compensation tax benefit			709,000				709,000
Restricted shares issued to board of directors	19,084
Treasury stock purchases						(12,333,000)	(12,333,000)
Comprehensive income:
Net income				12,302,000			12,302,000
Net change in unrealized gain (loss) on investments, net					96,000		96,000
Comprehensive income							12,398,000
Balance at June 30, 2011	15,450,185	$16,000	$34,946,000	$54,419,000	$336,000	$(15,688,000)	$74,029,000

See notes to unaudited condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$12,302,000	$10,439,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	$3,662,000	$2,817,000
Realized (gain) loss on investment securities, net	(12,000)	15,000
Share-based compensation	1,299,000	1,269,000
Deferred income taxes	209,000	(5,000)

Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(524,000)	(328,000)
Inventory	3,823,000	(3,890,000)
Prepaid expenses & other current assets	325,000	1,777,000
Other assets	(1,000)	134,000
Accounts payable and accrued expenses	5,915,000	7,688,000
Income taxes	3,508,000	(127,000)
Net cash provided by operating activities	30,506,000	19,789,000
Cash Flow from Investing Activities:
Sale of investment securities	4,927,000	1,302,000
Purchase of investment securities	(6,277,000)	(2,680,000)
Purchase of property and equipment	(5,549,000)	(5,139,000)
Purchase of intangible assets	(131,000)	-
Net cash used in investing activities	(7,030,000)	(6,517,000)
Cash Flow from Financing Activities:
Repayment of long-term debt	(730,000)	(398,000)
Decrease in note receivable	5,000	2,000
Excess tax benefits from share-based compensation	709,000	764,000
Proceeds from issuance of common stock	-	34,000
Purchase of treasury stock	(12,333,000)	(35,000)
Net cash (used in) provided by financing activities	(12,349,000)	367,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,127,000	13,639,000
Cash and cash equivalents - beginning of the period	17,165,000	10,604,000
Cash and cash equivalents - end of period	$28,292,000	$24,243,000

Supplemental disclosure of cash flow information:
Interest paid	$50,000	$55,000
Income taxes	$2,639,000	$5,304,000

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

The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or any other portions thereof.  Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

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

Inventory consist of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Raw Materials	$4,634,000	$5,292,000
Packaging	2,746,000	2,791,000
Finished Goods	8,331,000	11,451,000

	$15,711,000	$19,534,000

6.	Intangible Assets

The Company has acquired certain intangible assets, which include: customer lists, trademarks, patents, and copyrights.  The customer lists are being amortized over a 3 year period based on management’s best estimate of the expected.  The costs of trademarks, patents and copyrights are amortized over 3 to 7 years based on their estimated useful life.

The Company’s intangible assets and related amortization included the following:

	As of June 30, 2011		As of December 31, 2010		Weighted-Avg.
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period

Customer lists	$235,000	$89,000	$235,000	$50,000	3 years
Trademarks, patents, and copyrights	2,184,000	1,357,000	2,053,000	1,166,000	7 years
Total	$2,419,000	$1,446,000	$2,288,000	$1,216,000

Amortization expense for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Customer lists	$20,000	$13,000	$39,000	$25,000
Trademarks, patents, and copyrights	95,000	60,000	191,000	120,000

Total trademarks and intangibles	$115,000	$73,000	$230,000	$145,000

7.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income	$5,944,000	$5,538,000	$12,302,000	$10,439,000

Denominator:
Weighted average shares of common stock outstanding	14,175,990	14,014,744	14,219,532	13,970,333
Effect of dilutive common stock equivalents	285,326	727,289	270,227	696,065
	.
Weighted average diluted common shares outstanding	14,461,316	14,742,033	14,489,759	14,666,398

EPS
Basic	$0.42	$0.40	$0.87	$0.75
Diluted	$0.41	$0.38	$0.85	$0.71

8.	Estimates

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

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

June 30, 2011	Level I	Level II	Level III	Total

Investment securities	$18,811,000	-	-	$18,811,000
Cash equivalents	1,327,000	-	-	1,327,000
Total Assets	$20,138,000	$-	$-	$20,138,000

December 31, 2010	Level I	Level II	Level III	Total

Investment securities	$17,271,000	-	-	$17,271,000
Cash equivalents	2,017,000	-	-	2,017,000
Total Assets	$19,288,000	$-	$-	$19,288,000

10.	Share-based Compensation

Restricted Stock

The Company has issued restricted stock to employees and directors generally with terms ranging from one to six years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighed-Average Grant Date Fair Value
Unvested at January 1, 2011	786,421	$5.57
Granted	19,084	22.40
Vested	(194,041)	6.15
Forfeited	(40,000)	6.55
Unvested at June 30, 2011	571,464	5.87

The total restricted stock awards vested and charged against income during the three months ended June 30, 2011 and 2010 was $617,000 and $659,000, respectively and $1.3 million for the six months ended June 30, 2011 and 2010. The total income tax benefit recognized in the consolidated statement of income for these restricted stock awards was approximately $232,000 and $257,000 for the three months ended June 30, 2011 and 2010, respectively and $488,000 and $507,000 for the six months ended June 30, 2011 and 2010, respectively. The tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards was approximately $214,000 and $478,000 for the three months ended June 30, 2011 and 2010, respectively and $709,000 and $764,000 for the six months ending June 30, 2011 and 2010, respectively. There was approximately $3.4 million of total unrecognized compensation cost related to restricted stock awards as of June 30, 2011. The cost is expected to be recognized over a weighted-average period of approximately 1.75 years.

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

The following tables present segment information for the three and six months ended June 30, 2011 and 2010:
	Three Months Ended June 30,2011
	Medifast	MWCC & Wholesales	Other	Consolidated

Revenues	$68,603,000	$9,652,000	$-	$78,255,000
Cost of Sales	16,920,000	2,294,000	-	19,214,000
Selling,General and Administrative Expense	39,735,000	6,664,000	1,640,000	48,039,000
Depreciation and Amortization	1,648,000	283,000	84,000	2,015,000
Interest(net) and other	3,000	-	(158,000)	(155,000)
Income before income taxes	$10,297,000	$411,000	$(1,566,000)	$9,142,000

Segment Assets	$51,687,000	$10,849,000	$39,370,000	$101,906,000

	Three Months Ended June 30,2010
	Medifast	MWCC & Wholesales	Other	Consolidated

Revenues	$59,675,000	$6,985,000	$-	$66,660,000
Cost of Sales	15,499,000	1,695,000	-	17,194,000
Selling,General and Administrative Expense	34,074,000	3,370,000	1,347,000	38,791,000
Depreciation and Amortization	1,138,000	203,000	78,000	1,419,000
Interest(net) and other	87,000	-	(35,000)	52,000
Income before income taxes	$8,877,000	$1,717,000	$(1,390,000)	$9,204,000

Segment Assets	$46,349,000	$6,553,000	$28,812,000	$81,714,000

	Six Months Ended June 30,2011
	Medifast	MWCC & Wholesales	Other	Consolidated

Revenues	$134,700,000	$17,850,000	$-	$152,550,000
Cost of Sales	32,650,000	4,179,000	-	36,829,000
Selling,General and Administrative Expense	78,129,000	11,820,000	3,073,000	93,022,000
Depreciation and Amortization	2,965,000	532,000	165,000	3,662,000
Interest(net) and other	10,000	-	(396,000)	(386,000)
Income before income taxes	$20,946,000	$1,319,000	$(2,842,000)	$19,423,000

Segment Assets	$51,687,000	$10,849,000	$39,370,000	$101,906,000

	Six Months Ended June 30,2010
	Medifast	MWCC & Wholesales	Other	Consolidated

Revenues	$113,551,000	$13,694,000	$-	$127,245,000
Cost of Sales	28,830,000	3,181,000	-	32,011,000
Selling,General and Administrative Expense	65,703,000	6,781,000	2,477,000	74,961,000
Depreciation and Amortization	2,221,000	440,000	155,000	2,816,000
Interest(net) and other	97,000	-	(58,000)	39,000
Income before income taxes	$16,700,000	$3,292,000	$(2,574,000)	$17,418,000

Segment Assets	$46,349,000	$6,553,000	$28,812,000	$81,714,000

12.	Contingencies

The Company has assessed certain non-income tax contingencies in accordance with ASC 450, Accounting for Contingencies, that management believes could be potentially challenged by tax authorities. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain.  These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our assessment reflects assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable; however, our assessment of tax exposures in the future due to new developments may alter our current position on loss contingencies.  A successful assertion by one or more states regarding taxes could result in substantial tax liabilities and have a material impact on operating results or cash flows in the periods for which that determination is made.

The Company from time to time is involved in legal proceeding and with claims arising in the ordinary course of business.  Although it is not possible to determine the outcome of these matters, it is management’s opinion that estimated likely resolutions of such claims will not have a material adverse effect on the Company’s financial condition or results in operations.

Medifast, Inc. filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow, his Fraud Discovery Institute, Inc., its subsidiary iBusiness Reporting, its editor William Lobdell, as well as Tracy Coenen, her Sequence, Inc., “Zee Yourself”, and Robert L. Fitzpatrick for defamation and violations of California Corporation Code Sections 25400 et seq and 17200 et seq, alleging a scheme of market manipulation of  Medifast stock for Defendants’ monetary gain, by damaging the business reputation of Medifast, Inc. (MED-NYSE) and its meal replacement weight loss products.  Bradley T. MacDonald, Executive Chairman of Medifast, who is also a large shareholder of the Company, joined the lawsuit individually. The suit seeks at least $270 million in compensatory damages, punitive damages, and ancillary relief. The Company also continues to pursue its pending complaints filed in March, 2009 with the SEC, Maryland Securities Commissioner, and the U.S. Attorney against most of these same named defendants with respect to the related matter.

In early 2010, the Chapter 7 Bankruptcy Trustee for Go Fig, Inc. et al., Debtors, filed an adversary civil proceeding in the US Bankruptcy Court (ED, Missouri) against Jason Pharmaceuticals, Inc., a subsidiary of Medifast, Inc. (MED-NYSE), and other unrelated entities seeking to recover, as to each, alleged preferential payments. Jason Pharmaceuticals sold product received by the Debtors and has previously filed a pending claim in the same bankruptcy. Medifast disputes the Trustee’s allegations and intends to vigorously defend itself.  This action is currently in the discovery stage.  Since 2010, Jason Pharmaceuticals has received five Notices of Charge of Discrimination filed with the US EEOC alleging discrimination suffered by 2 current employees and 3 former employees. The EEOC dismissed two of those charges in the second quarter of 2011.  The Company intends to vigorously defend against the remaining claims.

As reported in the Company’s Form 10-Q for the first quarter of 2011, on March 17, 2011, a class action complaint titled Oren Proter et al. v. Medifast, Inc. et al. (Civil Action 2011-CV-720[BEL]), alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the US District Court, District of Maryland.  The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. On March 24, 2011, a class action complaint titled Fred Greenberg v Medifast, Inc., et al (Civil Action 2011-CV776 [BEL], alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the US District Court, District of Maryland. The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects.  On July 19, 2011, the US District Judge ordered the consolidation of the cases and appointment of co-lead counsel among other matters.   The Greenberg case was dismissed without prejudice.  The Company intends to vigorously defend against the remaining actions.

As reported in the Company’s Form 10-Q for the first quarter of 2011, a shareholder derivative complaint titled Shane Rothenberger, derivatively on behalf of Medifast, Inc., v Bradley T. MacDonald et al. (Civil Action 2011-CV 863 [BEL]); and on April 11, 2011, a shareholder derivative complaint titled James A. Thompson, derivatively on behalf of Medifast, Inc., v Bradley T. MacDonald et al. (Civil Action 2011-CV934 [BEL]) were filed in the US District Court, District of Maryland. The identically worded complaints allege breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  Each complaint requests an unspecified amount of damages, a Court Order directing reformation of corporate governance, restitution to the Company and payment of costs and disbursements.  The Company is named as a nominal defendant.  On July 19, 2011, the US District Judge ordered consolidation of the two cases, appointment of co-lead counsel, and the filing of a consolidated complaint, among other matters.  No response is due from the Company at this time.  After the consolidated complaint is filed, the Company intends to take whatever action it deems necessary to protect its interests.

13.	Subsequent Events

On July 21, 2011, the Board of Directors of Medifast, Inc. authorized the repurchase of up to 500,000 additional shares of the Company’s common stock as approved by Board consent.  The authorization remains open for a period of 12 months ending on July 21, 2012.

The July 21, 2011 Board consent increases the total number of shares authorized for repurchase to 1,000,000 shares.   On June 16th and 17, 2011, the Company purchased 225,000 shares at an average price of $22.  There are 775,000 remaining authorized shares which may be purchased.

Stock repurchases under this program may be made by the Broker through open market and privately negotiated transactions at times and in such amounts as management deemed appropriate pursuant to Rule 10b-18 of the Exchange Act. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate authorization provisions, above noted regulatory requirements, and other market conditions.

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

Background:

The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products.  Medifast, Inc.’s product lines include meal replacements and vitamins.  Our products and services are sold to weight loss program participates primarily via the Internet, telephone, and brick and mortar clinics.  Customers of our health coaches in the Take Shape for Life person-to-person direct sales channel are directed to order our products through either the Internet or through the Company’s in-house call center. Our meal food items accounted for 93% of our revenues for the six months ended June 30, 2011 and 95% of our revenues for the six months ended June 30, 2010.  Program sales in our Medifast Weight Control Center channel accounted for 2% of revenues for the first six months of 2011 and 2% for the first six months of 2010. Shipping revenue and other accounted for 5% for the first six months of 2011 and 3% for the first six months of 2010.  No other product or service has accounted for more than 1% of consolidated revenue in any of the last three years.

Revenue consists primarily of meal replacement food sales. For the six three months of 2011, revenue increased to $152.6 million as compared to $127.2 million for the first six months of 2010, an increase of $25.4 million or 20%. The Take Shape for Life sales channel accounted for 63% of total revenue, direct response marketing 25%, and Medifast Weight Control Centers and Medifast Wholesale Physicians 12%.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to spend in the Medifast Direct channel, number of active health coaches and average revenue per health coach per month in the Take Shape for Life channel, and average same store sales improvement  for the Medifast Weigh Control Center channel.

In the first six months of 2011 we continued to see sales growth and improvement in: Take Shape for Life; Medifast Direct and Medifast Weight Control Centers and Medifast Wholesale Physicians.  Take Shape for Life revenue increased 21% to $96.1 million compared with $79.6 million in the first six months of 2010.   Growth in revenues for the segment was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during the first six months of 2011 increased to 10,300 compared with 8,000 during the period a year ago, an increase of 29%. The number of active health coaches represents the number of health coaches receiving income from a product sale in the last month of the quarter. The average revenue per health coach per month decreased from $1,760 in the first six months of 2010 to $1,610 in the first six months of 2011.  The decrease of 9% is primarily due to the challenges in delivering consistent and effective training to a much larger group of active health coaches.  Previously, training to the field has been done primarily through health coaches training their health coach teams utilizing print materials. To address this challenge, the company recently released in late July 2011 the “official” training website at the Take Shape for Life annual conference.  The new site will allow for the best practices of training to be delivered in a format that allows for more user interaction and distance learning. The training website will be an additional function of the new e-commerce platform that was released in March of 2011. The new e-commerce platform provides health coaches and their clients with a simple approach to research the program, understand the individual health coaches personal success story and purchase product.  The company is confident the release of the new e commerce platform will simplify the ordering process for the client, leading to improvement in the revenue per health coach statistic.  As the number of active health coaches increase, the Company receives additional sales proceeds from product referrals, approximately $1,610 in product referrals per month for the average coach in the first six months of 2011.

The Medifast Direct Sales division sales increased 15% to $38.9 million as compared with $33.7 million in the first six months of 2010, an increase of $5.2 million.  The Company experienced a 2.8 to 1 return on advertising spend in the first six months of 2011 and 2010.

The Medifast Weight Control Centers and Medifast Wholesale Physicians experienced revenue growth of 25% versus the same time period last year.  Revenue increased due to the opening of twelve new centers throughout 2010, opening seven new centers in the first six months of 2011, a 6% increase in the same store sales for Centers open for greater than one year, and the increased success of franchise centers.  The Company is continuing to focus on improved advertising effectiveness, improved closing rates on leads generated through advertising and improved consumer lifetime value through value add service, and the hiring of more experienced clinic personnel.

If all of our sales divisions continue to grow, there will be increasing demands on our infrastructure.  The increased demands could cause long hold times in the call center as well as delays on our website.  In addition, there could be delays in order processing, packaging and shipping.  We could run out of a majority of our inventory if product sales growth exceeded our production capacity.  In order to mitigate these risks, a key focus for the Company in 2011 will be investing in infrastructure to ensure that the Company can support the revenue growth of each of our sales divisions. This initiative focus included a new Distribution Center that opened in July 2010 to better service our Midwest to West Coast customers and increase the maximum number of orders the Company can ship daily, improved logistics in manufacturing, purchasing and distribution to support our sales growth, an improved web platform for all our sales divisions that launched in March 2011, and expansion of an additional call center location to handle additional call volume. There is also risk that our Independent contractor field leaders and health coaches could leave the company for a better opportunity which could result in decreased revenue from Take Shape for Life channel.  This risk is offset by a compensation program that fairly rewards the health coaches for the actions of supporting their clients to their weight loss and health goals, increased revenue per month earned as these same leader health coaches build their organization of health coaches because they have proven to be passionate about helping others and combating the growing obesity epidemic in America at present.

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

Medifast Weight Control Centers – The Medifast Weight Control Center is the brick and mortar clinic channel of Medifast with locations in Texas, Florida, Maryland and Virginia.  In 2010, the Company opened twelve new Medifast Weight Control Centers and had a total of thirty-nine locations in operation at year-end.  At June 30, 2011 forty-six Company owned Medifast Weight Control Centers were in operation. The centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized patient counseling, and Inbody TM composition analysis. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives.  The centers also benefit from the nationally advertised brand which encourages walk-ins and referrals from other Medifast business channels.

In 2008, the Company began offering the clinic model as a franchise opportunity.  The Company currently has franchisee centers located in Alabama, Arizona, California, Pennsylvania and Minnesota. At June 30, 2011 twenty-four franchise locations were in operation.

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

We evaluated our material tax positions and determined that we did not have any material uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the three and six months ended June 30, 2011 and 2010, no estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2007.

Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of June 30, 2011 and December 31, 2010 were $0.3 million and $0.2 million, respectively.

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

Overview of the Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

	Three Months Ended June 30, 2011,
	2011	2010	$ Change	% Change

Revenue	$78,255,000	$66,660,000	$11,595,000	17%
Cost of sales	19,214,000	17,194,000	2,020,000	12%
Gross Profit	59,041,000	49,466,000	9,575,000	19%

Selling, general, and administration	50,054,000	40,210,000	9,844,000	24%

Income from operations	8,987,000	9,256,000	-269,000	-3%

Other income/(expense)
Interest income (expense), net	149,000	44,000	105,000	239%
Other	6,000	(96,000)	102,000	-106%
	155,000	(52,000)	207,000	1669%

Income before income taxes	9,142,000	9,204,000	(62,000)	-1%
Provision for income tax	(3,198,000)	(3,666,000)	468,000	-13%

Net income	$5,944,000	$5,538,000	$406,000	7%

% of revenue

Gross Profit	75.4%	74.2%
Selling, general, and administration	64.0%	60.3%
Income from Operations	11.5%	13.9%

Three Months Ended June 30, 2011 and June 30, 2010

Revenue:  Revenue increased to $78.3 million in the second quarter of 2011 compared to $66.7 million in the second quarter of 2010, an increase of $11.6 million or 17%. The Take Shape for Life sales channel accounted for 63% of total revenue; Medifast Direct channel accounted for 25%, and Weight Control Centers and Medifast Wholesale Physicians accounted for 12% of total revenue.  Take Shape for Life sales, which are fueled by increased customer product sales as a result of an increase in active health coaches increased by 17% as compared to the second quarter of 2010. As compared to the second quarter of 2010, the Medifast Direct Response sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 13% year-over year. The Medifast Weight Control Centers and Medifast Wholesale Physicians increased sales by 28% due to the opening of new corporate and franchise locations and year over year improvement in same store sales.

Take Shape for Life revenue increased 17% to $49.3 million compared with $42 million in the comparable quarter of 2010.   Growth in revenues for the distribution channel was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during the second quarter increased to approximately 10,300 compared with 8,000 during the period a year ago, an increase of 29%. In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of one-on-one communication continues to excel. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active health coaches.   Becoming a health coach is a business opportunity that has a low cost of start-up and requires no holding of inventory as all orders are shipped to the end consumer.  In the current economic environment, many people are looking for supplemental income to assist in paying bills such as the car payment, rent, or mortgage, and becoming a health coach allows for supplemental income in the form of a commission compensation on product sales and supporting the customer needs by providing education on the program and support to customers ordering through Take Shape for Life and most importantly the ability to help others regain their health through the use of clinically proven Medifast products.

The Medifast Direct Response Sales division sales increased 13% to $19.6 million as compared with $17.3 million in the second quarter of 2010, an increase of $2.3 million.  Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates the company experienced a 2.8 to 1 return on advertising spend during the second quarter of 2011 and 2010.  The Company spent approximately $7 million on direct response advertising in the second quarter of 2011, an increase of 13% from the second quarter of 2010.

The Medifast Weight Control Centers and Medifast Wholesale Physicians channel represent approximately 12% of the Company’s overall revenues.  At June 30, 2011, Medifast Weight Control Centers were operating in forty-six corporate locations in Austin, Dallas, Houston, San Antonio, Orlando, Baltimore, and Washington, D.C., and twenty four franchise centers were in operation. In the second quarter of 2011, the Company experienced revenue growth of 28% versus the same time period last year.   In the second quarter of 2011, same store sales increased by 5% for corporate Centers open greater than one year.  Throughout 2011, the Company anticipates opening 30-35 corporately owned Medifast Weight Control Centers.

Costs of Sales:  Cost of sales increased $2 million in the second quarter of 2011 to $19.2 million as compared to $17.2 million in the second quarter of 2010.  As a percentage of sales, gross margin increased to 75.4% from 74.2% in the second quarter of 2010.  The 120 bps improvement was primarily the result of decreased shipping cost as a percentage of sales as well as improved labor and overhead absorption.

Selling, General and Administrative:  Overall, selling, general and administrative expenses increased by $9.8 million as compared to the second quarter of 2010.  As a percentage of sales, selling, general and administrative expenses increased to 64% versus 60.3% in the second quarter of 2010. Take Shape for Life commission expense, which is completely variable based upon product sales, increased by approximately $3 million as the Company showed sales growth of 17% as compared to the second quarter of 2010. Take Shape for Life health coaches are independent contractors that are paid commissions on product sales referred to the Company.    Health coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center.  The clients of health coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address.  Health coaches are not required to purchase product in order to receive a commission.  In addition, health coaches do not receive a commission on their personal product orders. Salaries and benefits increased by approximately $2.7 million in the second quarter of 2011 as compared to last year.  The increase includes the hiring of additional expertise in critical areas such as the Medifast Weight Control Centers division that hired additional expertise in regional trainers, regional managers, operations, and marketing to support the growth of 30-35 new corporate center openings in 2011 as well as the forty-six corporate centers and twenty-four franchise centers in operation as of June 30, 2011.   In late 2010 and early 2011, the Company also invested in key executive hires in the areas of Supply Chain, IT, HR, and Marketing in order to support current and future growth Areas that also experienced additional staffing due to the 17% sales growth in the second quarter of 2011 include manufacturing, distribution, call center, and IT.  The opening of the Company’s new Dallas, TX distribution center in July of 2010 also led to the hiring of additional personnel in both distribution and the call center. Sales and marketing expense increased by $1.7 million in the second quarter of 2011 as compared to prior year, primarily due to the $800,000 increase in Medifast Direct advertising as well as increased advertising spend for the new and existing Medifast Weight Control Centers.  Communication expense increased $200,000 and other expenses increased by $500,000 which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes.  Operating expenses increased by $150,000 as compared to the second quarter of 2010.  Office expense increased by $1.6 million which included items such as accounting fees, legal fees, insurance expense, and rent expense.  Stock compensation expense decreased by $43,000.

Income taxes:  In the second quarter of 2011, the Company recorded $3.2 million in income tax expense, which represents an effective rate of 35%.  For the second quarter of 2010, we recorded income tax expense of $3.7 million which reflected an estimated effective tax rate of 39.8%.  The decline in the effective tax rate in the second quarter of 2011 is as a result of extensive tax planning performed by the Company.  As a manufacturing entity based out of the state of Maryland, the Company elected the single sales factor apportionment method that reduced the Company’s overall state tax rate by approximately 2.9%.  The Company anticipates a tax rate of approximately 36-37% in 2011.

Net income: Net income was approximately $5.9 million for the second quarter of 2011 as compared to approximately $5.5 million for the second quarter of 2010, an increase of 7%.   Pre-tax profit as a percent of sales decreased to 11.5% in the second quarter of 2011 as compared to 13.9% in 2010. The decreased pre-tax profit as a % of sales is primarily due to increased salaries and benefits expense, sales and marketing expense, and office expenses associated with the Medifast Weight Control Center division opening 30-35 corporate centers in 2011 and approximately 50-60 additional corporate center locations in 2012.

Overview of the Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

	Six Months Ended June 30, 2011,
	2011	2010	$ Change	% Change

Revenue	$152,550,000	$127,245,000	$25,305,000	20%
Cost of sales	36,829,000	32,011,000	4,818,000	15%
Gross Profit	115,721,000	95,234,000	20,487,000	22%

Selling, general, and administration	96,684,000	77,777,000	18,907,000	24%

Income from operations	19,037,000	17,457,000	1,580,000	9%

Other income/(expense)
Interest income (expense), net	264,000	71,000	193,000	272%
Other	122,000	(110,000)	232,000	-211%
	386,000	(39,000)	425,000	1669%

Income before income taxes	19,423,000	17,418,000	2,005,000	12%
Provision for income tax	(7,121,000)	(6,979,000)	(142,000)	2%

Net income	$12,302,000	$10,439,000	$1,863,000	18%

% of revenue

Gross Profit	75.9%	74.8%
Selling, general, and administration	63.4%	61.1%
Income from Operations	12.5%	13.7%

Six Months Ended June 30, 2011 and June 30, 2010

Revenue:  Revenue increased to $152.6 million in the first six months of 2011 compared to $127.2 million in the first six months of 2010, an increase of $25.3 million or 20%. The Take Shape for Life sales channel accounted for 63% of total revenue; Medifast Direct channel accounted for 25%, and Weight Control Centers and Medifast Wholesale Physicians accounted for 12% of total revenue.  Take Shape for Life sales, which are fueled by increased customer product sales as a result of an increase in active health coaches increased by 21% as compared to the first six months of 2010. As compared to the first six months of 2010, the Medifast Direct Response sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 15% year-over year. The Medifast Weight Control Centers and Medifast Wholesale Physicians increased sales by 25% due to the opening of new corporate and franchise locations and year over year improvement in same store sales.

Take Shape for Life revenue increased 21% to $96.1 million compared with $79.6 million in the first six months of 2010.   Growth in revenues for the distribution channel was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches in the first six months of 2011 increased to approximately 10,300 compared with 8,000 during the period a year ago, an increase of 29%. In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of one-on-one communication continues to excel. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active health coaches.   Becoming a health coach is a business opportunity that has a low cost of start-up and requires no holding of inventory as all orders are shipped to the end consumer.  In the current economic environment, many people are looking for supplemental income to assist in paying bills such as the car payment, rent, or mortgage, and becoming a health coach allows for supplemental income in the form of a commission compensation on product sales and supporting the customer needs by providing education on the program and support to customers ordering through Take Shape for Life and most importantly the ability to help others regain their health through the use of clinically proven Medifast products.

The Medifast Direct Response Sales division sales increased 15% to $38.9 million as compared with $33.7 million in the first six months of 2010, an increase of $5.2 million.  Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates the company experienced a 2.8 to 1 return on advertising spend during the first six months of 2011 and 2010.  The Company spent approximately $13.8 million on direct response advertising in the first six months of 2011, an increase of 15% from the first six months of 2010.

The Medifast Weight Control Centers and Medifast Wholesale Physicians channel represent approximately 12% of the Company’s overall revenues.  At June 30, 2011, Medifast Weight Control Centers were operating in forty-six corporate locations in Austin, Dallas, Houston, San Antonio, Orlando, Baltimore, and Washington, D.C., and twenty four franchise centers were in operation. In the first six months of 2011, the Company experienced revenue growth of 25% versus the same time period last year.   In the first six months of 2011, same store sales increased by 6% for corporate Centers open greater than one year.  Throughout 2011, the Company anticipates opening 30-35 corporately owned Medifast Weight Control Centers.

Costs of Sales:  Cost of sales increased $4.8 million in the first six months of 2011 to $36.8 million as compared to $32 million in first six months of 2010.  As a percentage of sales, gross margin increased to 75.9% from 74.8% in the first six months of 2010.  The 110 bps improvement in gross margin percentage was primarily the result of decreased shipping cost as a percentage of sales as well as improved labor and overhead absorption.

Selling, General and Administrative:  Overall, selling, general and administrative expenses increased by $18.9 million as compared to the first six months of 2010.  As a percentage of sales, selling, general and administrative expenses increased to 63.4% versus 61.1% in the first six months of 2010. Take Shape for Life commission expense, which is completely variable based upon product sales, increased by approximately $6.2 million as the Company showed sales growth of 21% as compared to the first six months of 2010. Take Shape for Life health coaches are independent contractors that are paid commissions on product sales referred to the Company.    Health coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center.  The clients of health coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address.  Health coaches are not required to purchase product in order to receive a commission.  In addition, health coaches do not receive a commission on their personal product orders. Salaries and benefits increased by approximately $5.4 million in the first six months  of 2011 as compared to last year.  The increase includes the hiring of additional expertise in critical areas such as the Medifast Weight Control Centers division that hired additional expertise in regional trainers, regional managers, operations, and marketing to support the growth of 30-35 new corporate center openings in 2011 as well as the forty-six corporate centers and twenty-four franchise centers in operation as of June 30, 2011.   In late 2010 and early 2011, the Company also invested in key executive hires in the areas of Supply Chain, IT, HR, and Marketing in order to support current and future growth.  Areas that also experienced additional staffing due to the 20% sales growth in the first six months of 2011 include manufacturing, distribution, call center, and IT.  The opening of the Company’s new Dallas, TX distribution center in July of 2010 also led to the hiring of additional personnel in both distribution and the call center. Sales and marketing expense increased by $3 million in the first six months of 2011 as compared to prior year, primarily due to the $1.8 million increase in Medifast Direct advertising as well as increased Medifast Weight Control Center advertising expense.  Communication expense increased $375,000 and other expenses increased by $925,000 which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes.  Operating expenses increased by $150,000 as compared to the first six months of 2010.  Office expense increased by $2.8 million which included items such as accounting fees, legal fees, insurance expense, and rent expense.  Stock compensation expense increased by $30,000.

Income taxes:  In the first six months of 2011, the Company recorded $7.1 million in income tax expense, which represents an effective rate of 36.7%.  For the first six months of 2010, we recorded income tax expense of $7 million which reflected an estimated effective tax rate of 40.1%.    The decline in the effective tax rate in the first six months of 2011 is as a result of extensive tax planning performed by the Company.  As a manufacturing entity based out of the state of Maryland, the Company elected the single sales factor apportionment method that reduced the Company’s overall state tax rate by approximately 2.9%.  The Company anticipates a tax rate of approximately 36-37% in 2011.

Net income: Net income was approximately $12.3 million for the first six months of 2011 as compared to approximately $10.4 million for the first six months of 2010, an increase of 18%.  Pre-tax profit as a percent of sales decreased to 12.5% in the first six months of 2011 as compared to 13.7% in 2010. . The decreased pre-tax profit as a % of sales is primarily due to increased salaries and benefits expense, sales and marketing expense, and office expenses associated with the Medifast Weight Control Center division opening 30-35 corporate centers in 2011 and approximately 50-60 additional corporate locations in 2012.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment for the Three Months Ended June 30,

	2011		2010
Segments	Sales	% of Total	Sales	% of Total

Medifast	$68,603,000	88%	$59,675,000	90%
MWCC and Wholesale	9,652,000	12%	6,985,000	10%
Total Sales	$78,255,000	100%	$66,660,000	100%

	Net Sales by Segment for the Six Months Ended June 30,

	2011		2010
Segments	Sales	% of Total	Sales	% of Total

Medifast	$134,700,000	88%	$113,551,000	89%
MWCC and Wholesale	17,850,000	12%	13,694,000	11%
Total Sales	$152,550,000	100%	$127,245,000	100%

Three Months Ended June 30, 2011 and June 30, 2010

Medifast Segment:  The Medifast segment consists of the sales of Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business this is referenced to the “Overview of the Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010” above.

MWCC and Wholesale Segment:  The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians.    Sales increased by $2.7 million, or 38% year-over year due to the opening of twelve new corporately-owned centers throughout 2010,  a 6% increase in the same store sales for Centers open for greater than one year, opening of seven new corporate-owned Medifast Weight Control Centers in 2011, and increased sales to the Company’s franchise centers.  The Company is continuing to focus on improved advertising effectiveness, improved on trends generated through advertising and improved consumer lifetime value through value and service, developing a new operating system to enhance the customer experience and store operations as well as the hiring of more experienced clinic personnel.  At the end of the second quarter of 2011, there were forty-six corporately owned centers opened as compared to twenty nine centers at the end of the second quarter of 2010.  The company had twenty-four franchise centers in operation as of June 30, 2011 as compared to twenty franchise centers in the same period in prior year.  In 2011, the Company plans on opening an additional 30-35 corporately owned Medifast Weight Control Centers.

Six Months Ended June 30, 2011 and June 30, 2010

Medifast Segment:  The Medifast segment consists of the sales of Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business this is referenced to the “Overview of the SixMonths Ended June 30, 2011 compared to Six Months Ended June 30, 2010” above.

MWCC and Wholesale Segment:  The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians.    Sales increased by $4.2 million, or 30% year-over year due to the opening of twelve new corporately-owned centers throughout 2010,  a 6% increase in the same store sales for Centers open for greater than one year,  opening of seven new corporate-owned Medifast Weight Control Centers in 2011,and increased sales to the Company’s franchise centers.  The Company is continuing to focus on improved advertising effectiveness, improved on trends generated through advertising and improved consumer lifetime value through value and service, developing a new operating system to enhance the customer experience and store operations as well as the hiring of more experienced clinic personnel.  At the end of the second quarter of 2011, there were forty-six corporately owned centers opened as compared to twenty nine centers at the end of the second quarter of 2010.  The company had twenty-four franchise centers in operation as of June 30, 2011 as compared to twenty franchise centers in the same period in prior year.  In 2011, the Company plans on opening an additional 30-35 corporately owned Medifast Weight Control Centers.

	Operating Profit by Segment for the Three Months Ended June 30,

	2011		2010
Segments	Profit	% of Total	Profit	% of Total

Medifast	$10,297,000	113%	$8,877,000	96%
MWCC & Wholesale	$411,000	4%	$1,717,000	19%
All Other	(1,566,000)	-17%	(1,390,000)	-15%
Total Operating Profit	$9,142,000	100%	$9,204,000	100%

	Operating Profit by Segment for the Six Months Ended June 30,

	2011		2010
Segments	Profit	% of Total	Profit	% of Total

Medifast	$20,946,000	108%	$16,700,000	96%
MWCC & Wholesale	$1,319,000	7%	$3,292,000	19%
All Other	(2,842,000)	-15%	(2,574,000)	-15%
Total Operating Profit	$19,423,000	100%	$17,418,000	100%

Three Months Ended June 30, 2011 and June 30, 2010

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business this is referenced to the “Overview of the Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010” above. See footnote 11, “Business Segments” for a detailed breakout of expenses.

MWCC and Wholesale Segment: This segment decreased net profitability in the second quarter of 2011 as compared to the same period in prior year by $1.3 million   The decrease in net profitability is primarily due to the hiring of expertise in key areas to build the internal infrastructure to open 30-35 new corporately owned Medifast Weight Control Centers in 2011. Hires included regional trainers, regional managers, operations support, and marketing.  Seven new corporate centers were opened at the end of 2010 and seven new corporate centers were opened in 2011 which also resulted in decreased profitability as the stores were in the start-up phase during the first and second quarters of 2011.  In addition, at the end of the second quarter of 2011, employees were hired to staff corporately owned Medifast Weight Control Center locations that are opening in the third quarter of 2011.  The Company anticipates opening 17-19 additional corporate locations in the third quarter of 2011.

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

All Other Segment:   The All other segment consists of corporate expenses related to the parent company operations.  Compared to the second quarter of 2011, parent company expenses increased by $176,000.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.  See footnote 11, “Business Segments” for a detailed breakout of expenses.

Six Months Ended June 30, 2011 and June 30, 2010

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business this is referenced to the “Overview of the SixMonths Ended June 30, 2011 compared to Six Months Ended June 30, 2010” above. See footnote 11, “Business Segments” for a detailed breakout of expenses.

MWCC and Wholesale Segment: This segment decreased net profitability for the first six months of 2011 as compared to the same period in prior year by $2 million.   The decrease in net profitability is primarily due to the hiring of expertise in key areas to build the internal infrastructure to open 30-35 new corporately owned Medifast Weight Control Centers in 2011. Hires included regional trainers, regional managers, operations support, and marketing.  Seven new corporate centers were opened at the end of 2010 and seven new corporate centers were opened in 2011 which also resulted in decreased profitability as the stores were in the start-up phase during the first and second quarters of 2011.  In addition, at the end of the second quarter of 2011, employees were hired to staff corporately owned Medifast Weight Control Center locations that are opening in the third quarter of 2011.  The Company anticipates opening 17-19 additional corporate locations in the third quarter of 2011.

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

All Other Segment:   The All other segment consists of corporate expenses related to the parent company operations.  Compared to the first six months of 2011, parent company expenses increased by $268,000.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.  See footnote 11, “Business Segments” for a detailed breakout of expenses.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt.  Since nearly all of our debt is variable rate based, any changes in market interest rates will cause an equal change in our net interest expense.  At June 30, 2011, there was $4.8 million of variable interest loans outstanding which is subject to interest rate risk.  Interest rates on our variable rate loans ranged from 1.49% to 2.69% for the period ended June 30, 2011.  Each 100 basis point increase in the bank’s LIBOR rates relative to these borrowings would impact interest expense by $48,000 over a 12-month period.

We are exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at June 30, 2011, we estimate that the fair value of our investment portfolio would decline by an immaterial amount and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

Item 4.     Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011, because of the material weaknesses in internal control over financial reporting discussed in the fiscal 2010 Form 10-K. As a result of the Company’s rapid growth, there has been a strain on internal resources to effectively monitor the financial close process. The material weaknesses related to certain expenses not being accounted for in the proper period in accordance with generally accepted accounting principles in the United States (“GAAP”).  Historically, our accounts payable and accrued expense accounts were evaluated on a quarterly and annual basis based upon whether the corresponding expenses were fairly stated (e.g. by analyzing whether our operating results included twelve months of expenses for the yearly periods or three months of expenses for the quarterly periods).  However, our procedures did not include a detailed review of ending liability balances for these specific costs and expenses, which resulted in certain expenses being recorded when they were paid rather than incurred.  In addition, management determined that our remediation efforts of prior year’s material weakness surrounding the income tax process, as disclosed in the 2009 Form 10-K, had not been in place for a sufficient period of time to demonstrate that their effectiveness is sustainable.  We concluded that a material weakness still existed in the preparation and review process for the calculation of the tax provision due to the complexities of accounting for income taxes and applying tax law to our tax positions and the lack of internal tax expertise.

As a consequence of that determination, we have implemented procedures designed to detect or prevent these errors from occurring in the future.  We have employed a key management level finance employee with the technical accounting knowledge and expertise to effectively monitor the financial close process.  We have also specifically reviewed our expense recognition policy and implemented control enhancements that ensure expenses are recognized in the proper period and that we are in compliance with generally accepted accounting principles in the United States (“GAAP”).  In addition, a detailed review was performed by Internal Audit to verify that the financial statements were materially accurate in relation to the recognition of expenses as of June 30, 2011.

In addition, in March 2011 we engaged an expert tax consultant with experience in ASC740, “Accounting for Income Taxes,” who is responsible for managing the tax provision process.  In August 2011, the Company hired an experienced Director of Corporate Tax that will be responsible for the tax provision process beginning with the quarter ended September 30, 2011.  The June 30, 2011 tax provision was reviewed by senior management, and will continue to be reviewed by senior management on a quarterly basis.

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

Changes in Internal Control over Financial Reporting:

There were changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We identified a material weakness in our internal control over financial reporting and have described the changes to our internal controls over financial reporting designed to remediate this material weakness.  Additionally, as a consequence of that determination, we have implemented procedures designed to detect or prevent these errors from occurring in the future that were in place as of June 30, 2011.  We have employed a key management level finance employee with the technical accounting knowledge and expertise to effectively monitor the financial close process.  We have also specifically reviewed our expense recognition policy and implemented control enhancements that ensure expenses are recognized in the proper period and that we are in compliance with generally accepted accounting principles in the United States (“GAAP”).    In addition, a detailed review was performed by Internal Audit to verify that the financial statements were materially accurate in relation to the recognition of expenses as of June 30, 2011.

In addition, in March 2011 we engaged an expert tax consultant with experience in ASC740, “Accounting for Income Taxes,” who is responsible for managing the tax provision process.  In August 2011, the Company hired an experienced Director of Corporate Tax that will be responsible for the tax provision process beginning with the quarter-ended September 30, 2011.  The June 30, 2011 tax provision was reviewed by senior management, and will continue to be reviewed by senior management on a quarterly basis.

Part II  Other Information

Item 1.  Legal Proceedings

Medifast, Inc. filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow, his Fraud Discovery Institute, Inc., its subsidiary iBusiness Reporting, its editor William Lobdell, as well as Tracy Coenen, her Sequence, Inc., “Zee Yourself”, and Robert L. Fitzpatrick for defamation and violations of California Corporation Code Sections 25400 et seq and 17200 et seq, alleging a scheme of market manipulation of  Medifast stock for Defendants’ monetary gain, by damaging the business reputation of Medifast, Inc. (MED-NYSE) and its meal replacement weight loss products.  Bradley T. MacDonald, Executive Chairman of Medifast, who is also a large shareholder of the Company, joined the lawsuit individually. The suit seeks at least $270 million in compensatory damages, punitive damages, and ancillary relief. The Company also continues to pursue its pending complaints filed in March, 2009 with the SEC, Maryland Securities Commissioner, and the U.S. Attorney against most of these same named defendants with respect to the related matter.

In early 2010, the Chapter 7 Bankruptcy Trustee for Go Fig, Inc. et al., Debtors, filed an adversary civil proceeding in the US Bankruptcy Court (ED, Missouri) against Jason Pharmaceuticals, Inc., a subsidiary of Medifast, Inc. (MED-NYSE), and other unrelated entities seeking to recover, as to each, alleged preferential payments. Jason Pharmaceuticals sold product received by the Debtors and has previously filed a pending claim in the same bankruptcy. Medifast disputes the Trustee’s allegations and intends to vigorously defend itself.  This action is currently in the discovery stage.  Since 2010, Jason Pharmaceuticals has received five Notices of Charge of Discrimination filed with the US EEOC alleging discrimination suffered by 2 current employees and 3 former employees. The EEOC dismissed two of those charges in the second quarter of 2011.  The Company intends to vigorously defend against the remaining claims.

As reported in the Company’s  10-Q for the first quarter of 2011, on March 17, 2011, a class action complaint titled Oren Proter et al. v. Medifast, Inc. et al. (Civil Action 2011-CV-720[BEL]), alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the US District Court, District of Maryland.  The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. On March 24, 2011, a class action complaint titled Fred Greenberg v Medifast, Inc., et al (Civil Action 2011-CV776 [BEL], alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the US District Court, District of Maryland. The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects.  On July 19, 2011, the US District Judge ordered the consolidation of the cases and appointment of co-lead counsel among other matters.  .  The Greenberg case was dismissed without prejudice.  The Company intends to vigorously defend against the remaining  actions.

As reported in the Company’s Form 10-Q for the first quarter of 2011, on April 1, 2011, a shareholder derivative complaint titled Shane Rothenberger, derivatively on behalf of Medifast, Inc., v Bradley T. MacDonald et al. (Civil Action 2011-CV 863 [BEL]); and on April 11, 2011, a shareholder derivative complaint titled James A. Thompson, derivatively on behalf of Medifast, Inc., v Bradley T. MacDonald et al. (Civil Action 2011-CV934 [BEL]) were filed in the US District Court, District of Maryland. The identically worded complaints allege breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  Each complaint requests an unspecified amount of damages, a Court Order directing reformation of corporate governance, restitution to the Company and payment of costs and disbursements.  The Company is named as a nominal defendant.  On July 19, 2011, the US District Judge ordered consolidation of the two cases, appointment of co-lead counsel, and the filing of a consolidated complaint, among other matters.  No response is due from the Company at this time.  After the consolidated complaint is filed, the Company intends to take whatever action it deems necessary to protect its interests.

Item 1A. Risk Factors

Information about risk factors for the six months ended June 30, 2011, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 5. Other Information

On September 3, 2004, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock.  Pursuant to that authority the Company purchased the remaining 365,000 shares of common stock authorized under the repurchase program on April 7th and 8th, 2011 and May 10th, 2011.

On May 18th, 2011 the Board of Directors of Medifast, Inc. has authorized the repurchase of up to 500,000 shares of the Company’s common stock as approved by Board consent.  The authorization remains open from the present for a period of 24 months ending on May 18, 2013.

Stock repurchases under this program may be made by the Broker through open market and privately negotiated transactions at times and in such amounts as management shall deem appropriate pursuant to Rule 10b-18 of the Exchange Act. The timing and actual number of shares which may be  repurchased will depend on a variety of factors including price, corporate authorization provisions, above noted regulatory requirements, and other market conditions.

We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.

Subsequent to June, 30, the Board of Directors of Medifast, Inc. authorized the repurchase of up to 500,000 shares of the Company’s common stock as approved by Board consent on July 21, 2011.  The authorization remains open for a period of 24 months ending on July 21, 2013.

There are 775,000 remaining authorized shares that may be repurchased.

The following is a summary of our common stock purchases during the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1- April 30, 2011	200,000	17.22	200,000	165,000
May 1 - May 31, 2011	165,000	23.56	165,000	500,000
June 1 - June 30, 2011	225,000	22.00	225,000	275,000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL S. MCDEVITT	August 9, 2011
Michael S. McDevitt
Chief Executive Officer
(principal executive officer )

BY:	/S/ BRENDAN N. CONNORS	August 9, 2011
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