Form 10-Q
period 2011-09-30
MEDIFAST INC
filed 2011-11-09
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-23016

MEDIFAST, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3714405
(State or other jurisdiction of organization)	(I.R.S. employer Identification no.)

11445 Cronhill Drive
Owings Mills, MD21117
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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2011
Common stock, $.001 par value per share	15,450,185 shares

Medifast, Inc.
Index

Part I - Financial Information:

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010 (audited)	3

Condensed Consolidated Statements of Income (unaudited) for the Three and Nine Months Ended September 30, 2011 and 2010	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (unaudited) for the Nine months Ended September 30, 2011	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine months Ended September 30, 2011 and 2010	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition And Results of Operations	14

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	23

Item 4 – Controls and Procedures	24

PartII - Other Information:

Item 1 – Legal Proceedings	24

Item 1A – Risk Factors	25

Item 5 – Other Information	25

Item 6 - Exhibits	27

Part 1 – Financial Statements

Item 1 – Financial Statements

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$18,454,000	$17,165,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $240,000 and $237,000	1,544,000	623,000
Inventory	19,405,000	19,534,000
Investment securities	18,539,000	17,271,000
Income taxes, prepaid	4,832,000	3,266,000
Prepaid expenses and other current assets	2,154,000	2,108,000
Deferred tax assets	91,000	703,000
Total current assets	65,019,000	60,670,000

Property, plant and equipment - net	35,635,000	30,589,000
Trademarks and intangibles - net	987,000	1,072,000
Other assets	1,712,000	1,728,000

TOTAL ASSETS	$103,353,000	$94,059,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	21,461,000	15,020,000
Current maturities of long-term debt	881,000	944,000
Total current liabilities	22,342,000	15,964,000

Other liabilities
Long-term debt, net of current portion	3,957,000	4,855,000
Deferred tax liabilities	5,504,000	1,284,000
Total liabilities	31,803,000	22,103,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized; 15,450,185 and 15,431,101 issued and outstanding	16,000	16,000
Additional paid-in capital	35,607,000	32,938,000
Accumulated other comprehensive income	182,000	240,000
Retained earnings	59,489,000	42,117,000
Less: cost of 1,458,908 and 368,908 shares of common stock in treasury	(23,744,000)	(3,355,000)
Total stockholders' equity	71,550,000	71,956,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$103,353,000	$94,059,000

See notes to unaudited condensed consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$76,067,000	$67,282,000	$228,617,000	$194,527,000
Cost of sales	19,625,000	16,823,000	56,453,000	48,834,000
Gross Profit	56,442,000	50,459,000	172,164,000	145,693,000

Selling, general, and administration	49,771,000	41,411,000	146,455,000	119,188,000

Income from operations	6,671,000	9,048,000	25,709,000	26,505,000

Other income/(expense)
Interest income/ (expense), net	137,000	74,000	402,000	145,000
Other	(6,000)	(41,000)	115,000	(151,000)
	131,000	33,000	517,000	(6,000)

Income before income taxes	6,802,000	9,081,000	26,226,000	26,499,000
Provision for income taxes	(1,733,000)	(3,330,000)	(8,854,000)	(10,310,000)

Net income	$5,069,000	$5,751,000	$17,372,000	$16,189,000

Basic earnings per share	$0.37	$0.41	$1.24	$1.15
Diluted earnings per share	$0.36	$0.39	$1.22	$1.11

Weighted average shares outstanding -
Basic	13,782,835	14,137,889	14,061,371	14,032,917
Diluted	14,007,947	14,769,170	14,275,452	14,644,461

See notes to unaudited condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Nine Months Ended September 30, 2011
(Unaudited)

		Par Value	Additional		Accumulated
	Number	$0.001	Paid-In	Retained	other comp	Treasury
	of Shares	Amount	Capital	Earnings	income/(loss)	Stock	Total

Balance, December 31, 2010	15,431,101	$16,000	$32,938,000	$42,117,000	$240,000	$(3,355,000)	$71,956,000

Share-based compensation to executives and directors			1,916,000				1,916,000
Share-based compensation tax benefit			753,000				753,000
Restricted shares issued to board of directors	19,084
Treasury stock purchases						(20,389,000)	(20,389,000)
Comprehensive income:
Net income				17,372,000			17,372,000
Net change in unrealized gain (loss) on investments, net					(58,000)		(58,000)
Comprehensive income							17,314,000
Balance at September 30, 2011	15,450,185	$16,000	$35,607,000	$59,489,000	$182,000	$(23,744,000)	$71,550,000

See notes to unaudited condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$17,372,000	$16,189,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	5,793,000	$4,304,000
Realized loss on investment securities, net	55,000	74,000
Share-based compensation	1,916,000	1,942,000
Deferred income taxes	4,832,000	244,000

Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(874,000)	(188,000)
Inventory	130,000	(6,308,000)
Prepaid expenses & other current assets	(93,000)	1,721,000
Other assets	(639,000)	762,000
Accounts payable and accrued expenses	6,440,000	9,579,000
Income taxes	(1,566,000)	(867,000)
Net cash provided by operating activities	33,366,000	27,452,000
Cash Flows from Investing Activities:
Sale of investment securities	6,703,000	1,978,000
Purchase of investment securities	(8,085,000)	(12,614,000)
Purchase of property and equipment	(9,847,000)	(8,246,000)
Purchase of intangible assets	(259,000)	-
Net cash used in investing activities	(11,488,000)	(18,882,000)
Cash Flows from Financing Activities:
Repayment of long-term debt	(961,000)	(596,000)
Issuance of long-term debt	-	393,000
Decrease in note receivable	8,000	3,000
Excess tax benefits from share-based compensation	753,000	1,238,000
Proceeds from issuance of common stock	-	34,000
Purchase of treasury stock	(20,389,000)	(35,000)
Net cash (used in) provided by financing activities	(20,589,000)	1,037,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,289,000	9,607,000
Cash and cash equivalents - beginning of the period	17,165,000	10,604,000
Cash and cash equivalents - end of period	$18,454,000	$20,211,000

Supplemental disclosure of cash flow information:
Interest paid	$78,000	$82,000
Income taxes paid	$4,854,000	$9,678,000

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

The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or any other portions thereof.  Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-4, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS, which amended Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in generally accepted accounting principles in the United States (GAAP) and International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820.  In addition, ASU 2011-04 requires additional fair value disclosures.  The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011.  Management is currently evaluating the effect that the provisions of ASU 2011-04 will have on the Company’s financial statements.

In June 2011 The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The Update is intended to increase the prominence of other comprehensive income in financial statements.   The ASU will supersede some of the guidance in Topic 220 of the accounting Codification. The main provisions of this Update provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements.  The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated.  The amendments required will be applied retrospectively.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently reviewing its reporting options to determine its method of presentation upon adoption.

4.	Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms).  Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping.  Medifast Weight Control Center program fees are recognized over the estimated service period.

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

Inventories consist of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Raw Materials	$4,970,000	$5,292,000
Packaging	2,370,000	2,791,000
Finished Goods	12,065,000	11,451,000

	$19,405,000	$19,534,000

6.	Intangible Assets

The Company has acquired certain intangible assets, which include: customer lists, trademarks, patents, and copyrights.  The customer lists are being amortized over a 3 year period based on management’s best estimate of the expected useful life.  The costs of trademarks, patents and copyrights are amortized over 3 to 7 years based on their estimated useful life.

The Company’s intangible assets and related amortization included the following:

	As of September 30, 2011		As of December 31, 2010		Weighted-Avg.
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period

Customer lists	$235,000	$109,000	$235,000	$50,000	3 years
Trademarks, patents, and copyrights	2,312,000	1,451,000	2,053,000	1,166,000	7 years
Total	$2,547,000	$1,560,000	$2,288,000	$1,216,000

Amortization expense for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Customer lists	$20,000	$13,000	$59,000	$38,000
Trademarks, patents, and copyrights	94,000	60,000	285,000	181,000

Total trademarks and intangibles	$114,000	$73,000	$344,000	$219,000

Amortization expense is included in selling, general and administrative expenses.

7.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income	$5,069,000	$5,751,000	$17,372,000	$16,189,000

Denominator:
Weighted average shares of common stock outstanding	13,782,835	14,137,889	14,061,371	14,032,917
Effect of dilutive common stock equivalents	225,112	631,281	214,080	611,544

Weighted average diluted common shares outstanding	14,007,947	14,769,170	14,275,452	14,644,461

EPS
Basic	$0.37	$0.41	$1.24	$1.15
Diluted	$0.36	$0.39	$1.22	$1.11

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

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

September 30, 2011	Level I	Level II	Level III	Total

Investment securities	$18,539,000	-	-	$18,539,000
Cash equivalents	1,426,000	-	-	1,426,000
Total Assets	$19,965,000	$-	$-	$19,965,000

December 31, 2010	Level I	Level II	Level III	Total

Investment securities	$17,271,000	-	-	$17,271,000
Cash equivalents	2,017,000	-	-	2,017,000
Total Assets	$19,288,000	$-	$-	$19,288,000

10.	Share-based Compensation

Restricted Stock

The Company has issued restricted stock to employees and directors generally with terms ranging from one to six years. The fair value is equal to the market price of the Company’s common stock on the date of grant.  Expense for restricted stock is amortized ratably over the vesting period.  The following table summarizes the restricted stock activity:

	Shares	Weighed-Average Grant Date Fair Value
Unvested at January 1, 2011	786,421	$5.57
Granted	19,084	22.40
Vested	(284,013)	6.75
Forfeited	(40,000)	6.55
Unvested at September 30, 2011	481,492	5.91

The total restricted stock awards vested and charged against income during the three months ended September 30, 2011 and 2010 was $617,000 and $673,000, respectively and $1.9 million for the nine months ended September 30, 2011 and 2010.The total income tax benefit recognized in the consolidated statement of income for these restricted stock awards was approximately $232,000 and $271,000 for the three months ended September 30, 2011 and 2010, respectively and $718,000 and $783,000 for the nine months ended September 30, 2011 and 2010, respectively. The tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards was approximately $44,000 and $474,000 for the three months ended September 30, 2011 and 2010, respectively and $753,000 and $1,238,000 for the nine months ending September 30, 2011 and 2010, respectively. There was approximately $2.8 million of total unrecognized compensation cost related to restricted stock awards as of September 30, 2011. The cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

The following tables present segment information for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,2011
	Medifast	MWCC & Wholesales	Other	Consolidated

Revenues	$65,624,000	$10,443,000	$-	$76,067,000
Cost of Sales	17,089,000	2,536,000	-	19,625,000
Selling,General and Administrative Expense	37,083,000	9,091,000	1,466,000	47,640,000
Depreciation and Amortization	1,717,000	329,000	85,000	2,131,000
Interest(net) and other	10,000	-	(141,000)	(131,000)
Income before income taxes	$9,725,000	$(1,513,000)	$(1,410,000)	$6,802,000

Segment Assets	$48,491,000	$11,364,000	$43,498,000	$103,353,000

	Three Months Ended September 30,2010
	Medifast	MWCC & Wholesales	Other	Consolidated

Revenues	$60,179,000	$7,103,000	$-	$67,282,000
Cost of Sales	15,188,000	1,635,000	-	16,823,000
Selling,General and Administrative Expense	34,789,000	3,813,000	1,321,000	39,923,000
Depreciation and Amortization	1,229,000	183,000	76,000	1,488,000
Interest(net) and other	2,000	-	(35,000)	(33,000)
Income before income taxes	$8,971,000	$1,472,000	$(1,362,000)	$9,081,000

Segment Assets	$49,570,000	$8,398,000	$33,352,000	$91,320,000

	Nine Months Ended September 30,2011
	Medifast	MWCC & Wholesales	Other	Consolidated

Revenues	$200,324,000	$28,293,000	$-	$228,617,000
Cost of Sales	49,738,000	6,715,000	-	56,453,000
Selling,General and Administrative Expense	115,212,000	20,912,000	4,538,000	140,662,000
Depreciation and Amortization	4,682,000	861,000	250,000	5,793,000
Interest(net) and other	20,000	-	(537,000)	(517,000)
Income before income taxes	$30,672,000	$(195,000)	$(4,251,000)	$26,226,000

Segment Assets	$48,491,000	$11,364,000	$43,498,000	$103,353,000

	Nine Months Ended September 30,2010
	Medifast	MWCC & Wholesales	Other	Consolidated

Revenues	$173,730,000	$20,797,000	$-	$194,527,000
Cost of Sales	44,018,000	4,816,000	-	48,834,000
Selling,General and Administrative Expense	100,470,000	10,616,000	3,798,000	114,884,000
Depreciation and Amortization	3,450,000	623,000	231,000	4,304,000
Interest(net) and other	99,000	-	(93,000)	6,000
Income before income taxes	$25,693,000	$4,742,000	$(3,936,000)	$26,499,000

Segment Assets	$49,570,000	$8,398,000	$33,352,000	$91,320,000

12.	Income Taxes

 Income tax expense for the quarter ended September 30, 2011 was $1.7 million, resulting in an effective rate of 25.5%.  For the third quarter of 2010, income tax expense was $3.3 million, resulting in an effective tax rate of 36.7%.  The decline in the effective tax rate in the third quarter of 2011 was a result of extensive state tax planning strategies implemented along with increasing certain tax credits available to the Company for 2010 and open tax years (amended returns filed for prior years).   As a manufacturing entity based in Maryland, the Company adopted the single sales factor apportionment method and claimed new state job credits on its tax returns.  These state tax strategies and tax credits resulted in favorable adjustments when the Company filed its 2010 federal and state tax returns in mid-September 2011 as compared to the estimated tax provision prepared as of year-end 2010.

13.	Contingencies

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

In early 2010, the Chapter 7 Bankruptcy Trustee for Go Fig, Inc. et al., Debtors, filed an adversary civil proceeding in the US Bankruptcy Court (ED, Missouri) against Jason Pharmaceuticals, Inc., a subsidiary of Medifast, Inc. (MED-NYSE), and other unrelated entities seeking to recover, as to each, alleged preferential payments. Jason Pharmaceuticals sold product received by the Debtors and has previously filed a pending claim in the same bankruptcy. Medifast disputes the Trustee’s allegations and intends to vigorously defend itself.  This action has been by Court order placed on hold while the Trustee litigates similar issues against another Party.

Since 2010, Jason Pharmaceuticals has received five Notices of Charge of Discrimination filed with the US EEOC alleging discrimination suffered by 2 current employees and 3 former employees. The EEOC dismissed two of those charges in the second quarter of 2011. The EEOC dismissed another charge claim in the third quarter of 2011. The two Claimants whose charge claims were dismissed during the second quarter have filed suit to pursue those claims in US District Court.  The Company intends to vigorously defend against the remaining claims.

As reported in the Company’s  10-Q for the first quarter of 2011, on March 17, 2011, a class action complaint titled Oren Proter et al. v. Medifast, Inc. et al. (Civil Action 2011-CV-720[BEL]), alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the US District Court, District of Maryland.  The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. On March 24, 2011, a class action complaint titled Fred Greenberg v Medifast, Inc., et al (Civil Action 2011-CV776 [BEL], alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the US District Court, District of Maryland. The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects.  On July 19, 2011, the US District Judge ordered the consolidation of the cases and appointment of co-lead counsel among other matters.    The Greenberg case was dismissed without prejudice. The Plaintiffs subsequently filed an Amended Complaint.  The Company has reviewed its allegations and intends to vigorously defend against that Complaint.

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

14.                          Subsequent Events

On November 3, 2011, The Board of Directors announced Bradley T. MacDonald resigned from the position of Executive Chairman of the Board effective immediately due to health issues.  Mr. MacDonald will continue as a Director of the Company.

Michael C. MacDonald, a long-standing Medifast Board member, has been selected as Bradley T. MacDonald’s successor.  Michael C. MacDonald is the brother of Bradley T. MacDonald and the uncle of Margaret Sheetz, Medifast’s President and Chief Operating Officer.   Most recently, Michael C. MacDonald served as Executive Vice President and President, Contract of Office Max, Incorporated.  Prior to his employment with Office Max, Mr. MacDonald served in a variety of senior corporate officer positions for Xerox Corporation including Senior Vice President of World Wide Operational Effectiveness, President of Marketing Operations and Global Accounts, and President of Xerox North America.

Additionally, Director Jason Groves was appointed Executive Vice President and General Counsel effective November 17, 2011.  Mr. Groves will remain a Director but will no longer serve as a member of the Audit Committee. Director John P. McDaniel who meets the requirements to qualify as an Independent Director was appointed to the Audit Committee effective October 31, 2011. To align with these moves, the Company has re-formed the Executive Committee of the Board of Directors.  The Executive Committee will be chaired by Executive Chairman Michael C. MacDonald with Directors Barry B. Bondroff, Jason L. Groves, Michael S. McDevitt, Jeannette M. Mills and Margaret Sheetz as members.

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

Background:

The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products.  Medifast, Inc.’s product lines include meal replacements and vitamins.   Our products and services are sold to weight loss program participants primarily via the Internet, telephone, and brick and mortar clinics.  Customers of our health coaches in the Take Shape for Life person-to-person direct sales channel are directed to order our products through either the Internet or through the Company’s in-house call center. Our meal food items accounted for 93% of our revenues for the nine months ended September 30, 2011 and 94% of our revenues for the nine months ended September 30, 2010.  Program sales in our Medifast Weight Control Center channel accounted for 3% of revenues for the first nine months of 2011 and 3% for the first nine months of 2010. Shipping revenue and other accounted for 4% for the first nine months of 2011 and 3% for the first nine months of 2010.  No other product or service has accounted for more than 1% of consolidated revenue in any of the last three years.

Revenue consists primarily of meal replacement food sales. For the first nine months of 2011, revenue increased to $228.6 million as compared to $194.5 million for the first nine months of 2010, an increase of $34.1 million or 18%. The Take Shape for Life sales channel accounted for 63% of total revenue, direct response marketing 25%, and Medifast Weight Control Centers and Medifast Wholesale Physicians12%.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend in the Medifast Direct channel, number of active health coaches, and average monthly revenue generated per health coach in the Take Shape for Life channel, and average same store sales improvement  for the Medifast Weigh Control Center channel.

In the first nine months of 2011 we continued to see sales growth and improvement in Take Shape for Life, Medifast Direct and Medifast Weight Control Centers, and Medifast Wholesale Physicians.  Take Shape for Life revenue increased 16% to $142.5 million compared with $123.3 million in the first nine months of 2010.   Growth in revenues for the segment was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during the first nine months of 2011 increased to 10,300 compared with 9,000 during the period a year ago, an increase of 14%. Active health coaches are defined as health coaches receiving income from a product sale in the last month of the quarter. The average revenue per health coach per month decreased from $1,740 in the first nine months of 2010 to $1,585 in the first nine months of 2011.  The decrease of 9% is primarily due to the challenges in delivering consistent and effective training to a much larger group of active health coaches.  The Company continues to experience the need for continued enhancements to its health coach training platform.  To address this challenge, the Company released the “official” Trilogy Training website at the Take Shape for Life annual conference in late July.   Previously, training to health coaches was done primarily utilizing print materials.  The Company is currently working on additional content for the training website and simplifying existing printed materials to maximize the effectiveness of the health coaches by emphasizing the competencies required to be a successful health coach, business coach and business leader.   The Company is also focusing on regional events throughout the country to ensure participating health coaches receive actionable and relevant content to enhance and grow their business.  In October 2011, Medifast strengthened the Take Shape for Life executive team with the addition of a talented industry veteran to oversee the day-to-day operations of the business including aligning the internal support team to focus on health coach acquisition and retention.  As the number of active health coaches increase, the Company receives additional sales proceeds from product referrals.  The division averaged $1,585 in monthly product referrals per coach in the first nine months of 2011.

The Medifast Direct Sales division increased 16% to $57.9 million as compared with $49.8 million in the first nine months of 2010, an increase of $8.1 million.  The Company experienced a 2.8 to 1 return on advertising spend in the first nine months of 2011 and 2010.

The Medifast Weight Control Centers and Medifast Wholesale Physicians experienced revenue growth of 32% for the first nine months of 2011 versus the same time period last year.  Revenue increased due to the opening of twelve new centers throughout 2010,  twenty-one new centers to date during 2011, a 10% increase in the same store sales for Centers open for greater than one year, and the increased success of franchise centers.  The Company is continuing to focus on improved advertising effectiveness, improved closing rates on leads generated through advertising, and the hiring of more experienced clinic personnel.

As our sales divisions grow, there are increasing demands placed upon our infrastructure.  Increased demand could cause long hold times in the call center, as well as delays on our website.  There could also be delays in order processing, packaging and shipping.  We could run out of a majority of our inventory if product sales growth exceeds our production capacity.  In order to mitigate these risks, a key focus for the Company in 2011 has been investing in logistics and infrastructure to support the growth of our sales divisions. The Company opened a new Distribution Center in July 2010 to better service our Midwest to West Coast customers, and increase the number of orders the Company can ship daily. The Company also launched a new web platform for its sales divisions in March 2011, and added a call center location to handle additional volume.

There is also risk our independent contractor field leaders and health coaches could leave the company for better opportunities, resulting in decreased revenue in the Take Shape for Life channel.  This risk is mitigated by a compensation program that fairly rewards health coaches supporting their clients’ weight loss and health goals, and increases revenue per month as health coaches build their organizations.

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

Take Shape for Life health coaches are independent contractors who are paid compensation on product sales referred to the Company.  Health coaches can earn compensation in two ways:

•
Commissions – The primary way a health coach is compensated is through earning commissions on product sold.  Health coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center.  The clients of health coaches are responsible for ordering and paying for product, and their order is shipped directly from the Company to a client’s home or designated address.  Our health coaches do not handle payment and are not required to purchase or store product in order to receive a commission.  In addition, health coaches do not receive a commission on their product orders for their personal use.  Health coaches pay the same price for products as their clients. The Company pays retail commissions on a weekly basis.

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

o
Growth bonuses are paid to health coaches who have at least five ordering clients per month and that have generated over $1,000 in product sales per month.  Monthly growth bonuses are incremental bonuses that enable health coaches to earn income on product orders placed by clients or health coaches within their network.

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

o	Client acquisition bonuses are paid to new health coaches within their first 30 calendar days in Take Shape for Life if they add five clients and generate $1,000 in frontline product sales.
o	Assist bonuses are paid to health coaches who assist a new health coach in their business to attain a client acquisition bonus.

Health coaches do not earn a commission or bonus when they recruit a new health coach into the Take Shape for Life network.  Fees paid by new health coaches for start-up materials are at the Company’s approximate cost and no commissions are paid thereon.

Take Shape for Life is a member of the Direct Selling Association (DSA), a national trade association representing over 200 direct selling companies doing business in the United States.  To become a member of the DSA, Take Shape for Life, like other active DSA member companies, underwent a comprehensive and rigorous yearlong review by DSA legal staff that included a detailed analysis of its company business plan.  This review is designed to ensure that a company’s business practices do not contravene DSA’s Code of Ethics.  Compliance with the requirements of the Code of Ethics is paramount to become and remain a member in good standing of DSA.  Accordingly, we believe that membership in DSA by Take Shape for Life demonstrates its commitment to the highest standards of ethics and a pledge not to engage in any deceptive, unlawful, or unethical business practices.   Among those Code of Ethics proscriptions are pyramid schemes or endless chain schemes as defined by federal, state, or local laws.  Moreover, Take Shape for Life, like other DSA member companies in good standing, has pledged to provide consumers with accurate and truthful information regarding the price, grade, quality, and performance of the products Take Shape for Life markets.

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

Medifast Weight Control Centers – The Medifast Weight Control Center is the brick and mortar clinic channel of Medifast with locations in Texas, Florida, Maryland, Pennsylvania, and Virginia.  In 2010, the Company opened twelve new Medifast Weight Control Centers and had a total of thirty-nine locations in operation at year-end.  At September 30, 2011, sixty Company owned Medifast Weight Control Centers were in operation. The centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized patient counseling, and Inbody TM composition analysis. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives.  The centers also benefit from the nationally advertised brand which encourages walk-ins and referrals from other Medifast business channels.

In 2008, the Company began offering the clinic model as a franchise opportunity.  The Company currently has franchisee centers located in Alabama, Arizona, California, Pennsylvania and Minnesota. At September 30, 2011 twenty-six franchise locations were in operation.

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

Our franchise strategy depends upon on our franchisees’ active involvement and management of Medifast Weight Control Center operations. Candidates are reviewed for appropriate operational experience and financial stability, including specific net worth and liquidity requirements.  Upon franchisee approval they shall promptly select a site for the Center and shall request Franchisor’s approval of such selection based on guidelines, terms, and conditions.

A franchisees initial fee covers the cost of Company resources provided to train applicants and staff, and to determine the territory for development.  If a successful applicant desires to open more than three centers in the designated territory, there is an additional fee for each location over the three to be developed. The Company provides initial investment estimates in the FDD and cautions applicants considering the franchise opportunity that their actual expenses may vary from the estimates given. Legal disclosures are given and the applicant cannot sign the Agreement until he/she has had 14 days to consider the FDD.

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

Medifast physicians have implemented the Medifast program within their practice or clinic since 1980.  These physicians carry an inventory of Medifast products and resell them to patients.  They also provide appropriate medical monitoring, testing, and support for patients on the program.  Management estimates that more than 20,000 physicians nationwide have recommended Medifast as a treatment for their overweight patients since 1980, and over an estimated 1 million patients have used its products at the recommendation of Medifast Physicians to lose and maintain their weight.  Many Medifast physicians prefer not to carry inventory and resell products in their offices and take advantage of the Medifast Direct or the Take Shape for Life program to support their patient base.

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

Revenue Recognition:   Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms).  Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid prior to shipping.  Medifast Weight Control Centers program fees are recognized over the estimated service period.

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

We evaluated our material tax positions and determined that we did not have any material uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the three and nine months ended September 30, 2011 and 2010, no material interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2007.

Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of September 30, 2011 and December 31, 2010 were $.2 million.

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

Overview of the Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

	2011	2010	$ Change	% Change

Revenue	$76,067,000	$67,282,000	$8,785,000	13%
Cost of sales	19,625,000	16,823,000	2,802,000	17%
Gross Profit	56,442,000	50,459,000	5,983,000	12%

Selling, general, and administration	49,771,000	41,411,000	8,360,000	20%

Income from operations	6,671,000	9,048,000	(2,377,000)	-26%

Other income/(expense)
Interest income (expense), net	137,000	74,000	63,000	85%
Other	(6,000)	(41,000)	35,000	-85%
	131,000	33,000	98,000	297%

Income before income taxes	6,802,000	9,081,000	(2,279,000)	-25%
Provision for income tax	(1,733,000)	(3,330,000)	1,597,000	-48%

Net income	$5,069,000	$5,751,000	$(682,000)	-12%

% of revenue

Gross Profit	74.2%	75.0%
Selling, general, and administration	65.4%	61.5%
Income from Operations	8.8%	13.4%

Three Months Ended September 30, 2011 and September 30, 2010

Revenue:  Revenue increased to $76.1 million in the third quarter of 2011 compared to $67.3 million in the third quarter of 2010, an increase of $8.8 million or 13%.  The Take Shape for Life sales channel accounted for 61% of total revenue.  Medifast Direct channel accounted for 25%, and Weight Control Centers and Medifast Wholesale Physicians accounted for 14% of total revenue.  Take Shape for Life sales, which are fueled by increased customer product sales as a result of an increase in active health coaches increased by 6% as compared to the third quarter of 2010.  As compared to the third quarter of 2010, the Medifast Direct Response sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 18% year-over year. The Medifast Weight Control Centers and Medifast Wholesale Physicians increased sales by 44% due to the opening of new corporate and franchise locations and year-over-year improvement in same store sales.

Take Shape for Life revenue increased 6% to $46.4 million compared with $43.7 million in the comparable quarter of 2010.   Growth in revenues for the distribution channel was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches during the third quarter increased to approximately 10,300 compared with 9,000 during the period a year ago, an increase of 14%. In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of one-on-one communication continues to excel. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active health coaches.   Becoming a health coach is a business opportunity that has a low cost of start-up and requires no holding of inventory as orders are shipped to the end consumer.  In the current economic environment, many people are looking for supplemental income to assist in paying bills such as the car payment, rent, or mortgage, and becoming a health coach allows for supplemental income by supporting customers ordering through Take Shape for Life.

The Medifast Direct Response Sales division sales increased 18% to $19 million as compared with $16.1 million in the third quarter of 2010, an increase of $2.9 million.  Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates,  the Company experienced a 2.8 to 1 return on advertising spend during the third quarter of 2011 and 2010.  The Company spent approximately $6.75 million on direct response advertising in the third quarter of 2011, an increase of 17% from the third quarter of 2010.

The Medifast Weight Control Centers and Medifast Wholesale Physicians channel represent approximately 14% of the Company’s overall revenues during the third quarter of 2011.  At September 30, 2011, Medifast Weight Control Centers were operating in sixty corporate locations in Austin, Dallas, Houston, San Antonio, Orlando, Baltimore, Philadelphia and Washington, D.C., and twenty six franchise centers were in operation. In the third quarter of 2011, the Company experienced revenue growth of 44% to $10.6 million as compared to $7.4 million in the third quarter of 2010, an increase of $3.2 million.   In the third quarter of 2011, same store sales increased by 13% for corporate Centers open greater than one year.  Throughout 2011, the Company anticipates opening between 30 and 35 corporately owned Medifast Weight Control Centers.

Costs of Sales:  Cost of sales increased $2.8 million in the third quarter of 2011 to $19.6 million as compared to $16.8 million in the third quarter of 2010.  As a percentage of sales, gross margin decreased to 74.2% from 75% in the third quarter of 2010.  The decreased gross profit margin is primarily due to increased third party manufacturer costs, raw material costs, increased fuel prices, and increased volume between distribution centers and vendors during the quarter.

Selling, General and Administrative:  Selling, general and administrative expenses increased by $8.4 million compared to the third quarter of 2010.  As a percentage of sales, selling, general and administrative expenses increased to 65.4% versus 61.5% in the third quarter of 2010. Take Shape for Life commission expense, which is completely variable based upon product sales, increased by approximately $1.5 million as the Company showed sales growth of 6% as compared to the third quarter of 2010. Take Shape for Life health coaches are independent contractors that are paid commissions on product sales referred to the Company.    Health coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center.  The clients of health coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address.  Health coaches are not required to purchase product in order to receive a commission.  In addition, health coaches do not receive a commission on their personal product orders.

Salaries and benefits increased by approximately $2.8 million in the third quarter of 2011 as compared to last year.  The increase includes the hiring of regional trainers, regional managers, operations, and marketing staff to support the opening of 30 to 35 new Medifast Weight Control Centers in 2011.  There are currently sixty corporate-owned centers and twenty-six franchise centers in operation as of September 30, 2011.  In late 2010 and throughout 2011, the Company has invested in key executive hires in the areas of Supply Chain, Information Technology, Human Resources, Finance and Marketing in order to support growth.  The opening of the Company’s new Dallas, Texas distribution center in July of 2010 also led to the hiring of additional personnel in both distribution and the call center. Sales and marketing expense increased by $1.6 million in the third quarter of 2011 as compared to prior year, primarily due to the $1 million increase in Medifast Direct advertising as well as increased advertising spend for the new and existing Medifast Weight Control Centers.  Communication expenses increased $50,000 and other expenses increased by $1.1 million which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes.  Office expense increased by $1.1 million which included items such as accounting fees, legal fees, insurance expense, and rent expense.

Income taxes:   Income tax expense for the quarter ended September 30, 2011 was $1.7 million, resulting in an effective tax rate of 25.5%.  For the third quarter of 2010, income tax expense was $3.3 million, an estimated effective tax rate of 36.7%.  The decline in the effective tax rate in the third quarter of 2011 was a result of extensive state tax planning strategies implemented along with increasing certain tax credits available to the Company for 2010 and open tax years (amended returns filed for prior years).   As a manufacturing entity based in Maryland, the Company adopted the single sales factor apportionment method and claimed new state job credits on its tax returns.  These state tax strategies and tax credits resulted in favorable adjustments when the Company filed its 2010 federal and state tax returns in mid-September 2011 as compared to the estimated tax provision prepared as of year-end 2010.

Net income: Net income was approximately $5.1million for the third quarter of 2011 as compared to approximately $5.8 million for the third quarter of 2010, a decrease of 12%.   Income from operations as a percent of sales decreased to 8.8% in the third quarter of 2011 as compared to 13.4% in 2010. The decreased pre-tax profit as a % of sales is primarily due to increased salaries and benefits expense, sales and marketing expense, and office expenses associated with the Medifast Weight Control Center division opening new centers.

Overview of the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

	Nine Months Ended September 30, 2011,
	2011	2010	$ Change	% Change

Revenue	$228,617,000	$194,527,000	$34,090,000	18%
Cost of sales	56,453,000	48,834,000	7,619,000	16%
Gross Profit	172,164,000	145,693,000	26,471,000	18%

Selling, general, and administration	146,455,000	119,188,000	27,267,000	23%

Income from operations	25,709,000	26,505,000	(796,000)	-3%

Other income/(expense)
Interest income (expense), net	402,000	145,000	257,000	177%
Other	115,000	(151,000)	266,000	-176%
	517,000	(6,000)	523,000	-8717%

Income before income taxes	26,226,000	26,499,000	(273,000)	-1%
Provision for income tax	(8,854,000)	(10,310,000)	1,456,000	-14%

Net income	$17,372,000	$16,189,000	$1,183,000	7%

% of revenue

Gross Profit	75.3%	74.9%
Selling, general, and administration	64.1%	61.3%
Income from Operations	11.2%	13.6%

Nine Months Ended September 30, 2011 and September 30, 2010

Revenue:  Revenue increased to $228.6 million in the first nine months of 2011 compared to $194.5 million in the first nine months of 2010, an increase of $34.1 million or 18%. The Take Shape for Life sales channel accounted for 63% of total revenue;Medifast Direct channel accounted for 25%, and Weight Control Centers and Medifast Wholesale Physicians accounted for 12% of total revenue.  Take Shape for Life sales increased by 16% as compared to the first nine months of 2010. As compared to the first nine months of 2010, the Medifast Direct Response sales channel, which is influenced primarily by consumer advertising, increased revenues by approximately 16% year-over year. The Medifast Weight Control Centers and Medifast Wholesale Physicians increased sales by 32% due to the opening of new corporate and franchise locations and year over year improvement in same store sales.

Take Shape for Life revenue increased 16% to $142.5 million compared with $123.3 million in the first nine months of 2010.   Growth in revenues for the distribution channel was driven by increased customer product sales as a result of an increase in active health coaches.   The number of active health coaches in the first nine months of 2011increased to approximately 10,300 compared with 9,000 during the period a year ago, an increase of 14%.

The Medifast Direct Response Sales division sales increased 16% to $57.9 million as compared with $49.8 million in the first nine months of 2010, an increase of $8.1 million.  Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates the company experienced a 2.8 to 1 return on advertising spend during the first nine months of 2011and 2010.  The Company spent approximately $20.5 million on direct response advertising in the first nine months of 2011, an increase of 16% from the first nine months of 2010.

The Medifast Weight Control Centers and Medifast Wholesale Physicians channel represent approximately 12% of the Company’s overall revenues through the first nine months of 2011.  At September 30, 2011, Medifast Weight Control Centers were operating in sixty corporate locations in Austin, Dallas, Houston, San Antonio, Orlando, Baltimore, Philadelphia and Washington, D.C., and twenty six franchise centers were in operation. In the first nine months of 2011, the Company experienced revenue growth of 32% versus the same time period last year.   In the first nine months of 2011, same store sales increased by 10% for corporate Centers open greater than one year.  Throughout 2011, the Company anticipates opening 30 to 35 corporately owned Medifast Weight Control Centers.

Costs of Sales:  Cost of sales increased $7.6 million in the first nine months of 2011 to $56.4 million as compared to $48.8 million in first nine months of 2010.  As a percentage of sales, gross margin increased to 75.3% from 74.9% in the first nine months of 2010.  The improvement in gross margin percentage was primarily the result of decreased shipping cost as a percentage of sales due to having two distribution centers in operation as well as improved labor and overhead absorption on products produced in-house.  These improvements were offset in the third quarter by increased third party manufacturer costs, raw material costs, increased fuel prices, and transportation costs between distribution centers.

Selling, General and Administrative:  Overall, selling, general and administrative expenses increased by $27.3 million as compared to the first nine months of 2010.  As a percentage of sales, selling, general and administrative expenses increased to 64% versus 61.3% in the first nine months of 2010. Take Shape for Life commission expense, which is completely variable based upon product sales, increased by approximately $7.7 million as the Company showed sales growth of 16% as compared to the first nine months of 2010. Salaries and benefits increased by approximately $8.2 million in the first nine months of 2011 as compared to last year.  The increase includes the hiring of additional staff in the Medifast Weight Control Centers including regional trainers, managers, operations, and marketing personnel to support the new corporate center openings in late 2010 and the first nine months of 2011.  In late 2010 and throughout 2011, the Company also invested in key executive hires in the areas of Supply Chain, Information Technology, Human Resources, Finance and Marketing in order to support future growth.    The opening of the Company’s new Dallas, Texas distribution center in July of 2010 also led to the hiring of additional personnel in both distribution and the call center. Sales and marketing expense increased by $4.6 million in the first nine months of 2011 as compared to prior year, primarily due to the $2.8 million increase in Medifast Direct advertising as well as increased Medifast Weight Control Center advertising expense.  Communication expense increased $425,000 and other expenses increased by $2 million which included items such as depreciation, credit card processing fees, charitable contributions, and property taxes.   Office expense increased by $3.9 million which included items such as accounting fees, legal fees, insurance expense, and rent expense.

Income taxes:  In the first nine months of 2011, the Company recorded $8.9 million in income tax expense, which represents an effective rate of 33.8%.  For the first nine months of 2010, income tax expense was $10.3 million, an effective tax rate of 38.9%. The decline in the effective tax rate in the third quarter of 2011 was a result of extensive state tax planning strategies implemented along with increasing certain tax credits available to the Company for 2010 and open tax years (amended returns filed for prior years).   As a manufacturing entity based in Maryland, the Company adopted the single sales factor apportionment method and claimed new state job credits on its tax returns.  These state tax strategies and tax credits resulted in favorable adjustments when the Company filed its 2010 federal and state tax returns in mid-September 2011 as compared to the estimated tax provision prepared as of year-end 2010. The Company anticipates a tax rate of approximately 34.35% in 2011.

Net income: Net income was $17.4 million for the first nine months of 2011 compared to $16.2 million for the first nine months of 2010, an increase of 7%.  Income from operations as a percent of sales decreased to 11.2% in the first nine months of 2011 as compared to 13.6% in 2010.  The decreased income from operations as a % of sales is primarily due to increased salaries and benefits expense, sales and marketing expense, and office expenses associated with the Medifast Weight Control Center division opening its new centers.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment for the Three Months Ended September 30,
	2011		2010
Segments	Sales	% of Total	Sales	% of Total

Medifast	$65,624,000	86%	$60,179,000	89%
MWCC and Wholesale	10,443,000	14%	7,103,000	11%
Total Sales	$76,067,000	100%	$67,282,000	100%

	Net Sales by Segment for the Nine Months Ended September 30,
	2011		2010
Segments	Sales	% of Total	Sales	% of Total

Medifast	$200,324,000	88%	$173,730,000	89%
MWCC and Wholesale	28,293,000	12%	20,797,000	11%
Total Sales	$228,617,000	100%	$194,527,000	100%

Three Months Ended September 30, 2011 and September 30, 2010

Medifast Segment:  The Medifast segment consists of the sales of Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business this is referenced to the “Overview of the Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010” above.

MWCC and Wholesale Segment:  The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians.    Sales increased by $3.3 million, or 47% year-over year due to the opening of twelve new corporately-owned centers throughout 2010,  a 13% increase in the same store sales for Centers open for greater than one year during the third quarter, opening  twenty one new corporate-owned Medifast Weight Control Centers in 2011, and increased sales to the Company’s franchise centers.  The Company is continuing to focus on improved advertising effectiveness, launching a new operating system to enhance the customer experience and store operations, as well as the hiring of more experienced clinic personnel.  At the end of the third quarter of 2011, there were sixty corporately owned centers opened as compared to thirty two centers at the end of the third quarter of 2010.  The company had twenty-six franchise centers in operation as of September 30, 2011 as compared to twenty franchise centers in the same period in prior year.  In 2011, the Company plans to open 30 to 35 corporately-owned Medifast Weight Control Centers.

Nine Months Ended September 30, 2011 and September 30, 2010

Medifast Segment:  The Medifast segment consists of the sales of Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business this is referenced to the “Overview of the Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010” above.

MWCC and Wholesale Segment:  The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians.    Sales increased by $7.5 million, or 36% year-over- year due to the opening of  new corporately-owned centers throughout 2010, a 10% increase in the same store sales for Centers open for greater than one year through the first nine months of 2011, opening of new corporate-owned Medifast Weight Control Centers in 2011, and increased sales to the Company’s franchise centers.

	Operating Profit by Segment for the Three Months Ended September 30,
	2011		2010
Segments	Profit	% of Total	Profit	% of Total

Medifast	$9,725,000	143%	$8,971,000	99%
MWCC & Wholesale	$(1,513,000)	-22%	$1,472,000	16%
All Other	(1,410,000)	-21%	(1,362,000)	-15%
Total Operating Profit	$6,802,000	100%	$9,081,000	100%

	Operating Profit by Segment for the Nine Months Ended September 30,
	2011		2010
Segments	Profit	% of Total	Profit	% of Total

Medifast	$30,672,000	117%	$25,693,000	97%
MWCC & Wholesale	$(195,000)	-1%	$4,742,000	18%
All Other	(4,251,000)	-16%	(3,936,000)	-15%
Total Operating Profit	$26,226,000	100%	$26,499,000	100%

Three Months Ended September 30, 2011 and September 30, 2010

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business this is referenced to the “Overview of the Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010” above.See footnote 11, “Business Segments” for a detailed breakout of expenses.

MWCC and Wholesale Segment: This segment decreased net profitability in the third quarter of 2011 as compared to the same period in prior year by $3 million.  The decrease in net profitability is primarily due to the hiring of expertise in key areas to build the internal infrastructure to open new Medifast Weight Control Centers in 2011. Hires included regional trainers, regional managers, operations support, and marketing. In addition, seven new corporate centers were opened at the end of 2010 and twenty one new corporate centers were opened in 2011 which also resulted in decreased profitability as the stores were in the start-up phase during the first nine months of 2011.  Also, during the third quarter of 2011, employees were hired to staff corporately owned Medifast Weight Control Center locations that are opening in the fourth quarter of 2011.  The Company anticipates opening 10-12 additional corporate locations in the fourth quarter of 2011.

The Company is continuing to focus on improved advertising effectiveness, improvedon trends generated through advertising and improved consumer lifetime value through value and service, launching a new operating system to enhance the customer experience and store operations as well as the hiring of more experienced clinic personnel.  See footnote 11, “Business Segments” for a detailed breakout of expenses.

All Other Segment:   The All other segment consists of corporate expenses related to the parent company operations.  Compared to the third quarter of 2010, parent company expenses increased by $47,000.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.See footnote 11, “Business Segments” for a detailed breakout of expenses.

Nine Months Ended September 30, 2011 and September 30, 2010

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business this is referenced to the “Overview of the NineMonths Ended September 30, 2011 compared to Nine Months Ended September 30, 2010” above.  See footnote 11, “Business Segments” for a detailed breakout of expenses.

MWCC and Wholesale Segment: This segment decreased net profitability for the first nine months of 2011 as compared to the same period in the prior year by $4.9 million.   The decrease in net profitability is primarily due to the hiring of expertise in key areas to build the internal infrastructure to open new corporately owned Medifast Weight Control Centers in 2011.  Seven new corporate centers were opened at the end of 2010 and twenty one new corporate centers were opened in 2011 which resulted in decreased profitability as the stores were in the start-up phase during the first nine months of 2011.  In addition, at the end of the third quarter of 2011, employees were hired to staff corporately owned Medifast Weight Control Center locations that are opening in the fourth quarter of 2011.  The Company anticipates opening 10 to 12 additional corporate locations in the fourth quarter of 2011.

The Company is continuing to focus on improved advertising effectiveness, improved on trends generated through advertising and improved consumer lifetime value through value and service, launching a new operating system to enhance the customer experience and store operations as well as the hiring of more experienced clinic personnel.See footnote 11, “Business Segments” for a detailed breakout of expenses.

All Other Segment:   The All other segment consists of corporate expenses related to the parent company operations.  Compared to the first nine months of 2011, parent company expenses increased by $315,000.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.  See footnote 11, “Business Segments” for a detailed breakout of expenses.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt.  Since nearly all of our debt is variable rate based, any changes in market interest rates will cause a similar change in our net interest expense.  At September 30, 2011, there was $4.6 million of variable interest loans outstanding which is subject to interest rate risk.  Interest rates on our variable rate loans ranged from 1.52% to 2.69% for the period ended September 30, 2011.  Each 100 basis point increase in the bank’s LIBOR rates relative to these borrowings would impact interest expense by $46,000 over a 12-month period.

We are exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at September 30, 2011, we estimate that the fair value of our investment portfolio would decline by an immaterial amount and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

Item 4.     Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011, because of the material weaknesses in internal control over financial reporting discussed in the fiscal 2010 Form 10-K. As a result of the Company’s rapid growth, there has been a strain on internal resources to effectively monitor the financial close process. The material weaknesses related to certain expenses not being accounted for in the proper period in accordance with generally accepted accounting principles in the United States (“GAAP”).  Historically, our accounts payable and accrued expense accounts were evaluated on a quarterly and annual basis based upon whether the corresponding expenses were fairly stated (e.g. by analyzing whether our operating results included twelve months of expenses for the yearly periods or three months of expenses for the quarterly periods).  However, our procedures did not include a detailed review of ending liability balances for these specific costs and expenses, which resulted in certain expenses being recorded when they were paid rather than incurred.  In addition, management determined that our remediation efforts of prior year’s material weakness surrounding the income tax process, as disclosed in the 2009 Form 10-K, had not been in place for a sufficient period of time to demonstrate that their effectiveness is sustainable.   We concluded that a material weakness still existed in the preparation and review process for the calculation of the tax provision due to the complexities of accounting for income taxes and applying tax law to our tax positions and the lack of internal tax expertise.

As a consequence of that determination, we have implemented procedures designed to detect or prevent these errors from occurring in the future.  We have employed a key management level finance employee with the technical accounting knowledge and expertise to effectively monitor the financial close process.  We have also specifically reviewed our expense recognition policy and implemented control enhancements that ensure expenses are recognized in the proper period and that we are in compliance with generally accepted accounting principles in the United States (“GAAP”).  In addition, a detailed review was performed by Internal Audit to verify that the financial statements were materially accurate in relation to the recognition of expenses as of September 30, 2011.

We have also employed an experienced Director of Corporate Tax with experience in ASC740, “Accounting for Income Taxes” that is responsible for the tax provision process.  The September 30, 2011 tax provision was reviewed by senior management, and the provision will continue to be reviewed by senior management on a quarterly basis.

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

Changes in Internal Control over Financial Reporting:

There were changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We identified a material weakness in our internal control over financial reporting and have described the changes to our internal controls over financial reporting designed to remediate this material weakness.  Additionally, as a consequence of that determination, we have implemented procedures designed to detect or prevent these errors from occurring in the future that were in place as of September 30, 2011.  We have employed a key management level finance employee with the technical accounting knowledge and expertise to effectively monitor the financial close process.  We have also specifically reviewed our expense recognition policy and implemented control enhancements that ensure expenses are recognized in the proper period and that we are in compliance with generally accepted accounting principles in the United States (“GAAP”).    In addition, a detailed review was performed by Internal Audit to verify that the financial statements were materially accurate in relation to the recognition of expenses as of September 30, 2011.

In addition, we have also employed an experienced Director of Corporate Tax with experience in ASC740, “Accounting for Income Taxes” that is responsible for the tax provision process.  The September 30, 2011 tax provision was reviewed by senior management, and the provision will continue to be reviewed by senior management on a quarterly basis.

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

In early 2010, the Chapter 7 Bankruptcy Trustee for Go Fig, Inc. et al., Debtors, filed an adversary civil proceeding in the US Bankruptcy Court (ED, Missouri) against Jason Pharmaceuticals, Inc., a subsidiary of Medifast, Inc. (MED-NYSE), and other unrelated entities seeking to recover, as to each, alleged preferential payments. Jason Pharmaceuticals sold product received by the Debtors and has previously filed a pending claim in the same bankruptcy. Medifast disputes the Trustee’s allegations and intends to vigorously defend itself.  This action has  been by Court order placed on hold while the Trustee litigates similar issues against another Party.   Since 2010, Jason Pharmaceuticals has received five Notices of Charge of Discrimination filed with the US EEOC alleging discrimination suffered by 2 current employees and 3 former employees. The EEOC dismissed two of those charges in the second quarter of 2011. The EEOC dismissed another charge claim in the third quarter of 2011. The two Claimants whose charge claims were dismissed during the second quarter have filed suit to pursue those claims in US District Court.  The Company intends to vigorously defend against the remaining claims.

As reported in the Company’s  10-Q for the first quarter of 2011, on March 17, 2011, a class action complaint titled Oren Proter et al. v. Medifast, Inc. et al. (Civil Action 2011-CV-720[BEL]), alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the US District Court, District of Maryland.  The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. On March 24, 2011, a class action complaint titled Fred Greenberg v Medifast, Inc., et al (Civil Action 2011-CV776 [BEL], alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the US District Court, District of Maryland. The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects.  On July 19, 2011, the US District Judge ordered the consolidation of the cases and appointment of co-lead counsel among other matters.  .  The Greenberg case was dismissed without prejudice. The Plaintiffs subsequently filed an Amended Complaint .  The Company has reviewed its allegations and  intends to vigorously defend against  that Complaint..

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

Item 1A. Risk Factors

Information about risk factors for the nine months ended September 30, 2011, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 5. Other Information

On September 3, 2004, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock.   Pursuant to that authority the Company purchased the remaining 365,000 shares of common stock authorized under the repurchase program on April 7th and 8th,2011 and May 10th, 2011.

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

There are 275,000 remaining authorized shares that may be repurchased.

The following is a summary of our common stock purchases during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1- July 31, 2011	-	-	-	775,000
August 1 - August 31, 2011	300,000	16.17	300,000	475,000
September 1 - September 30, 2011	200,000	15.88	200,000	275,000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL S. MCDEVITT	November 9, 2011
Michael S. McDevitt
Chief Executive Officer
(principal executive officer )

BY:	/S/ BRENDAN N. CONNORS	November 9, 2011
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