Form 10-K
period 2011-12-31
MEDIFAST INC
filed 2012-03-15
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-31573

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

Yes  ☐   No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐  (Do not check if a smaller reporting Company)            Smaller reporting Company  ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2011 based upon the closing price of $23.73 per share of common stock as of June 30, 2011, the last business day of the registrant’s second fiscal quarter of 2011, as quoted on the New York Stock Exchange was approximately $325 million.

The number of shares of common stock outstanding as of March 14, 2012 was 15,510,185.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2011 Annual Report on Form 10-K (“ Report ”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or are made in connection with discussions of future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report. They include the factors discussed in Item 1A. Risk Factors.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in Item 1A. Risk Factors in evaluating these forward-looking statements. We have not undertaken to update any forward-looking statements.

Table of Contents

		Page
	PART I

Item 1	Business	4-18
Item 1A	Risk Factors	19-22
Item 1B	Unresolved Staff Comments	23
Item 2	Properties	23
Item 3	Legal Proceedings	23
Item 4	Mine Safety Disclosure	23

	PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6	Selected Financial Data	25
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-35
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	35
Item 8	Financial Statements and Supplementary Data	35
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35
Item 9A	Controls and Procedures	35-37
Item 9B	Other Information	38

	PART III

Item 10	Directors, Executive Officers and Corporate Governance	39-48
Item 11	Executive Compensation	48-54
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55-56
Item 13	Certain Relationships and Related Transactions, and Director Independence	56
Item 14	Principal Accounting Fees and Services	57

	PART IV

Item 15	Exhibits and Financial Statement Schedules	58-78

PART I

ITEM 1. BUSINESS

SUMMARY

Medifast, Inc. (the "Company” or “Medifast”) is a Delaware corporation, incorporated in 1993. The Company’s operations are primarily conducted through five of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc. ("Jason"), Take Shape For Life, Inc. (“TSFL”), Jason Enterprises, Inc., Jason Properties, LLC and Seven Crondall, LLC. The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products. Medifast product lines include weight and disease management, meal replacement, and vitamins primarily manufactured in its modern, FDA-approved facility in Owings Mills, Maryland.

MARKETS

Over the past 30 years, obesity in the United States has dramatically increased. The obesity epidemic shows no signs of slowing down, with the condition worsening as American waistlines continue expanding. Throughout the world, approximately 1.7 billion people are overweight. The United States, as a whole, ranks ninth in the world standings of the fattest countries, with slightly more than 74% of all Americans falling within the overweight or obese categories.

Obesity is defined as a Body Mass Index (BMI) of 30 kg/m2 or greater, whereas overweight is defined as a BMI ranging between 25 and 29.9 kg/m2. According to the Centers for Disease Control and Prevention (“CDC”), zero states in the U.S. had a prevalence of obesity less than 20% in 2010 compared to one state in 2009. Furthermore, the CDC reported that thirty-six (36) states had a prevalence of obesity equal to or greater than 25%, and twelve (12) states had a prevalence of obesity equal to or greater than 30%.

Supported by a recent study published in August 2010 in the Journal of American Medical Association entitled, “Prevalence and trends in obesity among US adults, 1999-2008”, almost 7 out of 10 adults in the U.S. are overweight or obese, with approximately 80 million (or about thirty-four percent) of American adults suffering from obesity. This raises concern among Americans because of the health implications associated with obesity, including conditions such as type 2 diabetes, coronary heart disease, hypertension and stroke, sleep apnea and respiratory problems, gallbladder disease, depression and certain forms of cancer.

Obesity is not an age-specific condition; the CDC showed children and adolescents are also affected. According to the CDC, the prevalence of obesity in children and adolescents has tripled since 1976. Overweight and obese children are at an increased risk of developing health problems such as high blood pressure, high cholesterol and type 2 diabetes.

According to the study, “Projection of diabetes burden through 2050: impact of change demography and disease prevalence in the U.S.”, published in 2001 in Diabetes Care, type 2 diabetes is expected to increase by 165% between 2000 and 2050. A 2007 study published by the CDC showed children are now also being affected by type 2 diabetes with an increased risk of suffering significant morbidities as adults in the form of amputations, kidney problems, and blindness.

The primary factors contributing to obesity are well-known: unhealthy food choices and lack of physical activity. It is estimated that poor nutrition and physical inactivity account for more than 300,000 premature deaths per year in the U.S. According to the United States Department of Health and Human Services (DHHS), only 25% of adults and even fewer teenagers consume the recommended 5 or more servings of vegetables and fruits a day. Further, the DHHS reports that more than half of American adults fail to engage in the suggested amount of physical activity, and more than one third of young Americans fail to regularly engage in any vigorous physical activity at all.

The United States DHHS reported Americans spent $117 billion in costs associated with being overweight and obese in 2003. Of this, direct medical and healthcare costs totaled $93 billion. More recent estimates, from 2009, put direct medical and health care costs at $159 billion, a significant increase from just 6 years prior. Sources estimate that Americans will spend $319 billion in costs associated with being overweight and obese by 2020. The U.S. weight loss market itself is estimated to be a $61 billion per year industry. This includes consumer spending on diet foods, drinks and low-calorie sweeteners; health clubs and workout videos; medically supervised and commercial weight loss programs; children’s weight loss camps; diet books; appetite suppressants and more.

Distribution Channels

Medifast Direct – In the direct-to-consumer channel (“Medifast Direct”), customers order Medifast product directly through the Company’s websites, www.choosemedifast.com and www.medifastnow.com or our in-house call center. The product is shipped directly to the customer’s home. This business is driven by an aggressive multi-media customer acquisition strategy that includes both national and regional print, radio, web advertising, direct mail, and television as well as public relations, word of mouth referrals, and social media initiatives. The Medifast Direct division focuses on targeted marketing initiatives and provides customer support through its in-house call center and nutrition support team of registered dietitians to better serve its customers. In addition, Medifast continues to use leading web technology featuring customized meal planning and web community components. MyMedifast is a robust online community which provides a library of support articles, scheduled weekly medical support calls, support forums, meal-planning tools, and social media functions. See Note 13, “Business Segments” of the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

Take Shape For Life™–Take Shape For Life is the personal coaching division of Medifast. Take Shape for Life is led by its co-founder, a physician with a background in critical care. The coaching network consists of independent contractor Health Coaches (“Health Coaches”), who are trained to provide coaching and support to clients on Medifast weight-loss programs. Health Coaches are conduits to give clients the encouragement and mentoring to assist them to successfully reach a healthy weight. Take Shape For Life programs provide a road map to empower the individual to take control of their health through better habits. Take Shape for Life offers the exclusive proprietary BeSlim® philosophy, which encourages long-term weight maintenance. Take Shape For Life also moves beyond the scope of weight loss to teach customers how to achieve optimal health through the balance of body, mind, and finances. Take Shape For Life uses the high-quality, medically validated products of Medifast that have been proven safe and effective in clinical studies described on page 8 under “Clinical Research Overview.” Health Coaches and their clients follow the Habits of Health book and companion workbook written by the Take Shape For Life co-founder to create a lifelong health optimization program. In addition to the encouragement and support of a Health Coach, clients of Take Shape For Life are offered a bio-network of support including website information, scheduled program medical and general support calls, and access to registered dietitians via toll-free telephone, email, and web chats.

Program entrants are encouraged to consult with their primary care physician and a Take Shape For Life Health Coach to determine the Medifast program that is right for them. Health Coaches are required to become qualified based upon testing of their knowledge on Medifast products and programs. Health Coaches may also become certified by The Health Institute, a proprietary training program developed by Medifast professionals. Our Health Coaches provide coaching and support to their Clients throughout the weight-loss and weight-maintenance process. Most new Health Coaches are recruited by an existing Health Coach. The vast majority of our new Health Coaches started as weight-loss clients of a Health Coach, had success on the Medifast product and program, and become a Health Coach to help others through the weight-loss process and receive a commission on any product sales they refer to the Company. In addition, in the Take Shape For Life network, approximately 20% of active Health Coaches are health care providers.

Take Shape For Life Health Coaches are independent contractors who are paid compensation on product sales referred to the Company. Health Coaches can earn compensation in two ways:

•	Commissions: The primary way a Health Coach is compensated is through earning commissions on product sold. Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center. The clients of Health Coaches are responsible for ordering and paying for product, and their order is shipped directly from the Company to the client’s home or designated address. Our Health Coaches do not handle payments and are not required to purchase or store product in order to receive a commission. In addition, Health Coaches do not receive a commission on their product orders for their personal use. Health Coaches pay the same price for products as their clients. The Company pays retail commissions on a weekly basis.

•	Bonuses: Health Coaches are offered several bonus opportunities, including growth bonuses, generation bonuses, elite leadership bonuses, rolling consistency bonuses, client acquisition bonuses, and customer assist bonuses. The purposes of these bonuses are to reward Health Coaches for successfully referring product sales to the Take Shape For Life network, and to incentivize Health Coaches to further develop Health Coaches within their network. The Company pays bonuses on a monthly basis.

o	Growth bonuses are paid to Health Coaches that have at least five ordering clients per month and that have generated over $1,000 in product sales per month. Monthly growth bonuses are incremental bonuses that enable Health Coaches to earn income on product orders placed by clients or Health Coaches within their network.

o	Generation bonuses are paid to Health Coaches that have one or more Health Coaches in their business that have achieved the rank of Executive Director. An Executive Director is a Health Coach that either generates $6,000 a month in frontline product sales to either Clients or personally sponsored Health Coaches or personally sponsors five senior Health Coaches. A senior Health Coach is a Health Coach that generates at least $1,000 a month in group product sales from a combination of at least five personally enrolled, ordering Clients, and/or Health Coaches, Health Coach teams, or a combination of both.

o	Elite leadership bonuses are paid to Health Coaches that have three or more Health Coaches in their business that have achieved the rank of Executive Director.

o	Rolling consistency bonuses are paid to Health Coaches that display frontline product sales order consistency month after month. Health Coaches that generate at least $2,000 or more in frontline product sales for three consecutive months are paid a rolling consistency bonus.

o	Client acquisition bonuses are paid out to new Health Coaches that within their first 30 calendar days in Take Shape For Life develop five Clients and $1,000 in frontline product sales.

o	The assist bonuses are paid to Health Coaches that assist a new Health Coach in their business attain the Client acquisition bonus.

Health Coaches do not earn a commission or bonus when they recruit a new Health Coach into the Take Shape For Life network. Fees paid by new Health Coaches for start-up materials are at the Company’s approximate cost and no commissions are paid thereon.

Take Shape For Life is a member of the Direct Selling Association (DSA), a national trade association representing over 200 direct selling companies doing business in the United States. To become a member of the DSA, Take Shape For Life, like other active DSA member companies, underwent a comprehensive and rigorous one-year Company review by DSA legal staff that included a detailed analysis of its Company business-plan materials. This review is designed to ensure that a Company’s business practices do not contravene DSA’s Code of Ethics. Compliance with the requirements of the Code of Ethics is paramount to become and remain a member in good standing of DSA. Accordingly, we believe membership in DSA by Take Shape For Life demonstrates its commitment to the highest standards of ethics and a pledge not to engage in any deceptive, unlawful, or unethical business practices. Among those Code of Ethics proscriptions are pyramid schemes or endless chain schemes as defined by federal, state, or local laws. Moreover, Take Shape For Life, like other DSA member companies in good standing, has pledged to provide consumers with accurate and truthful information regarding the price, grade, quality, and performance of the products Take Shape For Life markets. See Note 13, “Business Segments” of the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

Medifast Weight Control Centers – The Medifast Weight Control Center is the brick and mortar clinic channel of Medifast with locations in Pennsylvania, New Jersey, Delaware, Texas, Florida, Maryland and Virginia. In 2011, the Company opened 31 new Medifast Weight Control Centers and had a total of 70 locations in operation at year-end. The centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized patient counseling, and InbodyTM composition analysis. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives. The centers also benefit from the nationally advertised brand which encourages walk-ins and referrals from its customers and other Medifast business channels.

In 2008, the Company began offering the clinic model as a franchise opportunity. The Company currently has franchisee centers located in Alabama, Arizona, California, Louisiana, Minnesota, and Pennsylvania. At December 31, 2011, 30 franchise locations were in operation.

Medifast currently offers the Medifast Weight Control Center franchise opportunity in all States except Hawaii, North Dakota, South Dakota, and Wisconsin under an approved franchise disclosure document (FDD). The FDD requires a successful applicant to develop a minimum of three Medifast Weight Control Centers within a defined geographic area in the time frame set forth in the area development agreement between Medifast and the franchises.

Our franchise strategy depends upon on our franchisees’ active involvement in and management of Medifast Weight Control Center operations. Candidates are reviewed for appropriate operational experience and financial stability, including specific net worth and liquidity requirements. Upon franchisee approval, they shall promptly select sites for the Centers and shall request Franchisor’s approval of such selection based on guidelines, terms, and conditions.

A franchisee’s initial fee covers the cost of Company resources provided to train applicant and staff, and determine territory for development. If a successful applicant desires to open more than three centers in the designated territory, there is an additional fee for each location over the three to be developed. The Company provides initial investment estimates in the FDD and cautions applicants considering the franchise opportunity that their actual expenses may vary from the estimates given. Legal disclosures are given and the applicant cannot sign the Agreement until he/she has had 14 days to consider the FDD.

Prior to the opening of each Medifast Center franchise established under the area development agreement, the Company will do the following:

i.	designate the Center’s Protected Territory.

ii.	if the Company has not already approved a site that the franchisee has selected before signing the Franchise Agreement, designate the area within which the franchisee will locate the Center and approve the site the franchisee has selected for the location of the Center.

iii.	if the Company has not already approved a site before signing the Franchise Agreement, review and approve the franchisee lease or purchase agreement for the site for the approved location.

iv.	provide the franchisee with standard plans and specifications for the build-out of the Center along with a list of equipment and improvements which the franchisee is required to purchase and install.

v.	provide an initial training program.

vi.	provide the franchisee on-site assistance and guidance for approximately three to five days during or close to the opening of the Center.

vii.	provide the franchise with online access to a password-protected, electronic version of the Medifast Weight Control Centers® Franchise Operations Manual.

No products or equipment are provided at a discounted purchase price. In addition, the Company does not offer direct or indirect financing. We do not guarantee franchisee’s notes, leases or obligations.

The Company does not currently have a purchase option included in the franchise agreement. The Company does have the right of first refusal to acquire a Center if the franchisee wishes to sell or defaults on their obligations. See Note 13, “Business Segments” of the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

MEDIFAST WHOLESALE PHYSICIANS

Medifast physicians have been implementing the Medifast Program within their practice or clinic since 1980. These physicians carry an inventory of wholesale Medifast products and resell them to patients. They also provide appropriate medical monitoring, testing, and support for patients on the Medifast Program. Management estimates that more than 20,000 physicians nationwide have recommended Medifast as a treatment for their overweight patients since 1980, and over an estimated 1 million patients have used products at the recommendation of Medifast physicians to lose and maintain their weight. Many Medifast physicians take advantage of the Medifast Direct or the Take Shape For Life program to support their patient base.

The Company offers an additional in-house support program to assist customers that are consulting their primary care physician. Customers have access to registered dietitians that provide program support and advice via a toll-free telephone help line, by email, and online chats. See Note 13, “Business Segments” of the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

THE MEDIFAST® BRAND

Medifast enriches lives by providing innovative choices for lasting health through products and programs. Management estimates that Medifast has been recommended by 20,000 physicians since 1980. Medifast offers clinically proven product-offering programs for weight management, weight maintenance, and long-term health through multiple channels of distribution. Medifast products are high-quality, portion-controlled meal-replacement foods.

The Medifast Program is suitable for individuals with type 2 diabetes and offers products with a nutritionally complete and low-glycemic formulation. Portion-controlled, meal-replacement weight-management programs are continuing to gain popularity, as consumers search for a safe and effective solution that provides balanced nutrition, quick weight loss, and valuable behavior-modification education.

Clinical Research Overview

Medifast relies upon both clinical research studies that have been completed over the span of the last two decades, and retrospective analysis data from its Medifast clinics to support its “clinically proven” claim. In each study conducted by Medifast, the examiner follows the scientifically recognized and approved protocols set by the Institutional Review Board (“IRB”), a committee formally designated to approve, monitor, and review biomedical and behavioral research involving humans with the aim to protect the rights and welfare of research subjects, prior to initiating the study. Those protocols deal with the study parameters and determination of a statistically valid sample of study participants. Upon conclusion of the study, the examiner presents the proposed study conclusions with study results to IRB for independent third-party review and approval for future publication or peer review. The following abstracts include both peer-reviewed research (consisting of prospective controlled clinical trials and retrospective studies) and in-house clinical data (studies 7 and 8).

For each of the below peer-reviewed publications, the reviewers were chosen by the publishing journal, and except in the case of publication no. 1, were not disclosed to Medifast. Each reviewer is independent and has no association with Medifast or its affiliates.

Sample sizes for the studies described below varied from 14 to 1,445 participants. The smallest study was a statistical review of patient charts, while the largest study was a retrospective review of patient charts from a weight-loss clinic, which we believe allows for greater generalization of the protocol used in the clinic as an effective weight-management program for those seeking weight loss. The remaining studies had sample sizes ranging from 30 to 217 participants.

Each study included a wide range of individuals as part of the study populations. All of the studies included both male and female participants, except for study no. 8 below, which included a sample of females only. Additionally, race or ethnicity was not exclusory for any of the studies, and the age range for inclusion across the studies included children, adolescents, and adults, allowing for adequate generalization and support for the study conclusions. Each peer-reviewed publication included as part of its study design, a sample size and power calculation to detect statistically significant and clinically meaningful differences. Moreover, well-established statistical analyses, such as Paired and Student’s T-tests; Wilcoxon signed-rank tests; Random Effects Logistic Regression; and descriptive statistics (means and standard deviations) at the time of publication were used as part of the methodology and were vetted as part of the peer-review process. Conclusions drawn from the study results were further evaluated and approved as part of the peer-review process.

As a whole, commonality of results from the studies do allow general conclusions for each study’s findings principally regarding Medifast products and programs as safe and effective weight loss, with improvements in blood pressure and blood lipids for otherwise healthy, obese individuals.

Study 1

Reference:

Davis LM, Coleman CD, Kiel J, Rampolla J, Hutchisen T, Ford L, Anderson WS, Hanlon-Mitola A. “Efficacy of a meal replacement diet plan compared to a food-based diet plan after a period of weight loss and weight maintenance: A randomized controlled trial.” Nutritional Journal 2010, 9:11.

Purpose:

To examine the effect of Medifast’s meal-replacement program (MD) on body weight, body composition, and biomarkers of inflammation and oxidative stress among obese individuals following a period of weight loss and weight maintenance compared to an isocaloric, food-based diet (FB).

Research Methods:

The baseline sample consisted of 90 participants (64 women, 26 men). Participants were obese (BMI >30.0 kg/m2 <50.0 kg/m2) men and women aged 18-65 who were interested in weight loss, but not actively involved in a weight-loss program or losing weight. Participants with known allergies to soy, wheat, gluten, and nuts were excluded from the study because some Medifast meal replacements contain these ingredients. To limit the effect of alcohol on calorie intake and its potential effect on compliance, participants were enrolled in the study if they consumed <14 alcoholic beverages per week and agreed to avoid alcohol intake during the study. Participants were not currently using appetite-affecting medications (e.g., selective serotonin reuptake inhibitors (SSRIs), steroids, Ritalin), and were not pregnant or lactating. Participants were required to have a normal electrocardiogram (EKG) and lab work within the past year as well as the permission of their primary care provider to enroll in the study. Subjects were recruited using flyers, newspaper advertisements, and Craig’s List.

Exclusion criteria included individuals that were actively dieting; had chronic uncontrolled health problems (not including obesity or diabetes); had a pacemaker or other internal electronic medical device; reported schizophrenia, history of bipolar disorder, or a current major depressive disorder; had dependence on alcohol or sedative-hypnotic drugs (e.g., benzodiazepines); had a cognitive impairment severe enough to preclude informed consent; or who were currently taking weight-loss or appetite-affecting medications. Major eating disorders were screened using the Eating Attitudes Test (EAT). A score of >30 was exclusionary.

Results:

Weight loss at 16 weeks was significantly better in the Medifast group (MD) versus the food-based group (FB) (12.3% vs. 6.9%), and while significantly more weight was regained during weight maintenance on MD versus FB, overall greater weight loss was achieved on MD versus FB. Significantly more of the MD participants lost ≥5% of their initial weight at week 16 (93% vs. 55%) and week 40 (62% vs. 30%). There was no difference in satiety observed between the two groups during the weight-loss phase. Significant improvements in body composition were also observed in MD participants compared to FB at week 16 and week 40. At week 40, both groups experienced improvements in biochemical outcomes and other clinical indicators.

The biochemical outcome used to measure inflammation in this study was C-reactive protein (CRP). Both the MD and FB experienced a significant improvement in C-reactive protein (CRP) at week 40. However, when a dichotomous variable was used to characterize baseline CRP levels as low or high, the only sub-group to experience a significant decrease over the 40 weeks was the Medifast group, with high baseline CRP levels. The conclusion regarding reduction (i.e., improvement) in inflammation was based on these results.

The biochemical outcome used to measure oxidative stress in this study was urine lipid peroxides (ULP). The MD experienced a significant decrease in ULP at week 40, whereas the food-based group did not. Additionally, when regression analysis was used to further examine the relationship between ULP at week 40, there was a significant mean decrease over time in the MD that was not found for the food-based group. The conclusion regarding reduction (i.e., improvement) in oxidative stress was based on these results.

Conclusion:

Our data suggest that the meal-replacement diet plan evaluated was an effective strategy for producing robust initial weight loss and for achieving improvements in a number of health-related parameters during weight maintenance, including inflammation and oxidative stress, two key factors more recently shown to underlie our most common chronic diseases.

This research was funded by the Company.

The 16-week results of this study were presented at Experimental Biology, 2009. The 40-week results were presented at the Food and Nutrition Conference and Expo, 2009.

Journal Description:

Nutrition Journal is an open access, peer-reviewed, online journal that considers manuscripts within the field of human nutrition. The assumed viewer base is nutrition professionals and researchers. The audience size is not available.

Study 2

Reference:

Cheskin LJ, et al. “Efficacy of meal replacements versus a standard food-based diet for weight loss in type 2 diabetes: A controlled clinical trial.” The Diabetes Educator. 34(1):118-127; Jan/Feb 2008.

Purpose:

To compare the efficacy of a portion-controlled meal-replacement diet (PCD) to a standard diet (SD) (based on recommendations by the American Diabetes Association) in achieving and maintaining weight loss among 119 obese men and women with type 2 diabetes mellitus.

Research Methods:

Participants were men and women aged 18 to 70, diagnosed by standard criteria with type 2 diabetes at least three months prior to enrollment, and were overweight or obese, with a BMI of 25 to 40 kg/m2. If they were currently taking medications to control diabetes, a stable dose for at least three months prior to randomization was required. Participants needed the permission of their primary care provider and a normal EKG, or abnormalities that were deemed medically acceptable.

Individuals with uncontrolled health problems (aside from obesity and diabetes), type 1 diabetes, bulimia nervosa, laxative/substance abuse, alcohol intake >10 drinks per week, or an uncontrolled psychiatric disorder (e.g., major depression, bipolar disorder) were excluded. Depression was assessed using the Beck Depression Inventory; a score of >15 was exclusionary. Major eating disorders were screened using the Eating Attitudes Test (EAT). A score of >30 was exclusionary. Use of appetite-affecting medications (e.g., certain antidepressants, steroids) unless on a stable dose for greater than three months or weight-loss drugs were excluded, as were women who were lactating, pregnant, or seeking pregnancy.

One hundred twenty-six overweight or obese adults with type 2 diabetes desiring weight loss were recruited by poster and newspaper announcements, and screened during 2002 and 2003. One hundred nineteen individuals (53 men, 66 women) were enrolled, stratified by gender and BMI (≥25 and <30, ≥30 and <35, and ≥35 and <40), then randomized using block sequences chosen by a random-number generator (with allocation revealed when the participants were assigned to a group by the study coordinator). Seven participants withdrew immediately following screening, for a final sample of 112 (49 men, 63 women).

Results:

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

Of the 112 participants who began the diet, 48 completed the 34-week active weight-loss phase (31 of 54 from the PCD group and 17 of 58 from the SD group: 57.4% vs. 29.3%). After the 34-week active phase, weight loss amongst completers was 6.84% (7.3 ± 6.2 kg) on the PCD vs. 3.70% (3.7 ± 3.2 kg) on the SD. Nineteen of 31 (61.3%) PCD participants lost ≥5% of their initial body weight vs. 4 of 17 (23.5%) SD participants. Nine of 31 (29.03%) PCD participants lost ≥10% vs. 1 of 17 (5.88%) SD participants. BMI was significantly reduced in both groups at 34 weeks, but the change in BMI was significantly greater in the PCD vs. SD group.

Significantly more PCD participants were able to reduce their use of medications to control type 2 diabetes after 34 weeks. Of those participants beginning the study using medications for blood-glucose control, 7 of 29 (24.1%) PCD participants reduced their use of medications compared to 0 of 13 (0%) SD participants.

Conclusion:

Participants using meal replacements lost twice the amount of weight and were more likely to complete the program than SD participants. Approximately 25% of the PCD participants reduced their blood glucose-lowering medications after the initial weight-loss phase, while no participants in the SD group achieved this.

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

Reference:

Haddock CK, Poston WSC, Foreyt JP, DiBartolomeo JJ. “Effectiveness of Medifast supplements combined with obesity pharmacotherapy: A clinical program evaluation.” Eating and Weight Disorders. 13:95-101; 2008.

Purpose:

To evaluate the long-term impact of Medifast meal-replacement supplements (MMRS) combined with appetite-suppressant medication (ASM) among participants who received 52 weeks of treatment as part of a medically supervised weight-control program.

Research Methods:

This study provides a systematic clinical program evaluation of weight-loss data from a medically-supervised weight control clinic. Data was obtained from clinic medical charts. The objective was to determine the clinical outcomes of a combined diet and medication protocol using MMRS in conjunction with ASMS under medical supervision. De-identified data were analyzed by researchers from the University of Missouri – Kansas City (UMKC). The protocol for this study was approved by the Social Sciences Institutional Review Board at UMKC.

Participants were part of a fee-based medical clinic for the purpose of losing weight using a diet-medication protocol. Exclusion criteria from this study included enrollment in treatment for less than 12 weeks, less than 18 years of age, current use of MAO inhibitors, cardiac disease, severe hypertension, kidney disease, renal failure, asthma, liver disease, cancer therapy, and eating disorders. All exclusion criteria were assessed during the initial patient’s history and physical exam and recorded in their chart. All clinical exams were conducted by a physician or nurse practitioner. Clinical and weight-loss data were derived from a total of 1,445 patient medical charts that were not excluded based on the criteria previously presented from a total sampling pool of approximately 9,948 records. Data were extracted by trained research assistants and only relevant clinical data and limited demographic information were collected in a manner so as to protect the identity of patients. Characteristics of the resulting sample of patients are presented below.

Results:

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

Conclusions:

The combination of MMRS and ASMS produced weight-loss results that were better that those typically reported for obesity pharmacotherapy in both short- and long-term studies, and also better than those reported for partial meal-replacement programs.

This study was published in the June 2008 issue of Eating and Weight Disorders. Results of this study were presented at the American Society of Bariatric Physicians’ annual meeting in May 2007.

Journal Description:

Eating and Weight Disorders - Studies on Anorexia, Bulimia, and Obesity is a scientific journal whose main purpose is to create an international forum devoted to the several sectors of eating disorders and obesity and the significant relations between them.

Study 4

Reference:

Davis LM, Coleman CD, Andersen WS, Cheskin LJ.“The effect of metabolism-boosting beverages on 24-hr energy expenditure.”The Open Nutrition Journal. 2:37-41; 2008.

Purpose:

To test the effects of thermogenic meal-replacement beverages (TMRB) containing 90 mg of EGCG and 100 mg of caffeine on resting-energy expenditure (REE).

Research Methods:

Thirty adults (19 women, 11 men between the ages of 18 and 65 years) were stratified into three groups: lean (n=10, BMI 21.5 ± 2.1); overweight/obese (OW) (n=10, BMI 29.8 ± 2.7); or weight maintainers (WM) (n=10, BMI 28.8 ± 4.0). WM had maintained a weight loss of >5% for at least a three-month period. Following an overnight fast, baseline measurements, including REE via indirect calorimetry, were performed. Exclusion criteria included current cigarette smoking, consuming >14 alcoholic beverages per week (or any the day prior to study days), chronic uncontrolled health problems (not including obesity or diabetes); drug or alcohol dependence, mental illness (schizophrenia, bipolar disorder, current major depressive disorder), taking medications that would affect appetite or metabolism (e.g., steroids, Ritalin); active dieting; pregnancy or lactation; and allergy to wheat, gluten, soy, or nuts.

REE was repeated at 30, 60, 90, and 120 minutes after consuming a TMRB. Appetite was assessed via visual analogue scale at baseline, 30 minutes, and 120 minutes after consuming the TMRB.

Results:

Mean 24-hour REE was increased 5.9 ± 2.5% overall (p=0.000), 5.7 ± 3.1% among lean subjects (p=0.0002), 5.3 ± 1.4% among OW subjects (p=0.000), and 6.8 ± 2.7% among WM subjects (p=0.0007). Appetite was significantly reduced 30 minutes after consuming the TMRB (p=0.0002).

Conclusion:

The study results show that ingestion of thermogenic meal-replacement beverages increase resting energy metabolism and decreases appetite. The findings strongly suggest TMRBs are a promising weight-control tool. These decreases in energy intake and increases in energy expenditure may translate into more sustainable weight loss and weight maintenance in both the short and long-term.

This study was presented as a poster session at Experimental Biology, 2008.

Journal Description:

The Open Nutrition Journal is an Open Access online journal, which publishes research articles, reviews, and letters in all areas of experimental and clinical nutrition research. The articles printed in this journal are accessible to anyone and everyone.

Study 5

Reference:

Cheskin LJ, et al. “A RCT comparing balanced energy deficit diets with or without meal replacements for weight loss and maintenance among children dieting alone or with a parent.” Johns Hopkins Bloomberg School of Public Health, Center for Human Nutrition, Department of International Health.

Purpose:

To compare the safety and efficacy of supplemental Medifast portion-controlled meal replacements (MRs) to a USDA Food Guide Pyramid-based diet among children dieting alone or with a parent.

Research Methods:

80 overweight (BMI > 95th percentile on BMI-for-age growth charts) boys and girls between the ages of 8 and 15 years and 40 parents were recruited from the Greater Baltimore area by newspaper ad to participate in an 18-month randomized controlled trial with a six-month weight-loss phase and a one-year maintenance phase to compare the safety and efficacy of MRs to a standard diet without MRs. Both weight-loss diets (MR and USDA) were 20% energy-restricted (~500 kcal deficit). Those randomized to the MR diet incorporated three MRs a day during the active weight-loss phase and two MRs a day during the maintenance phase. Subjects were further randomized to dieting alone or with a parent.

Results:

By ITT analysis, dieting alone vs. with a parent or food vs. MR made no difference in weight outcome. However, following initial weight loss (six months) and one-year maintenance (18 months), significant benefits were seen in the MR group in BMI percentile (0 months=98.8 ± 1.0, 6 months=96.6 ± 3.2, 18 months=96.4 ± 3.4); body fat ( 5.9% @ 6 months, 5.3% @ 18 months); total cholesterol ( 6.7% @ 6 months, 5.6% @ 18 months); LDL ( 19.8% @ 6 months, 7.9% @ 18 months); and triglycerides ( 23.6% @ 6 months, 22.3% @ 18 months). No significant between-group differences, differences in growth rates, or adverse events were observed.

Conclusions:

Among overweight 8-15 year-old children, dieting with or without a parent, meal replacements were as safe and effective as a USDA food-based diet for weight loss and maintenance. BMI percentile in children on the meal replacement (MR) diet decreased 2.2% at six months and 2.4% at 18 months. Body fat in children on the MR diet decreased 5.9% at six months and 5.3% at 18 months. The study results for children on the USDA diet saw comparable decreases in BMI percentile and body fat percentage. Similar results were seen with other anthropometrics studied. Dieting with a parent also made no difference in weight outcomes. The safety of an MR diet in children was determined by the absence of adverse events in the children during the entire 18-month period of the study. It was determined from these data that an MR diet in children was both safe and efficacious.

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

Study 6

Reference:

Matalon V. “An evaluation of weight loss following a carbohydrate and fat restricted diet with appetite suppressant and dietary supplementation.” The Bariatrician.10-13; 2000.

Purpose:

To assess the safety and effectiveness of a weight-loss regimen consisting of a carbohydrate- and fat-restricted diet supplemented with an appetite suppressant, a dietary supplement, and a liquid protein drink (Medifast) in an open-label trial.

Research Methods:

A total of 47 subjects were enrolled in the study. Patients were considered eligible for the trial if they were over the age of 18, and were considered overweight or obese based on body mass index (BMI) > 25.0 kg/m2.

Results:

Of 47 patients enrolled, 24 (51%) completed six months using the dietary regimen prescribed. Data was analyzed for all patients who were treated with the diet, as well as for the subset of patients who completed the entire study period. Baseline and six-month evaluations of body weight (lbs), body fat (%), BMI (kg/m2), lean body mass, water weight, and blood pressure were performed. At six months, statistically significant differences were found for body weight (p<0.001), percent body fat (p<0.001), BMI (p<0.001), lean body mass (p<0.001), water weight (p=0.01), and body systolic (p=0.003) and diastolic (p<0.001) blood pressure.

Conclusions:

The study demonstrated that a carbohydrate- and fat-restricted program supplemented by a natural appetite suppressant can lead to progressive weight loss of comparable value to prescribed pharmacologic agents at the time of study. Patients experienced statistically significant decreases in overall body weight, percent body fat, BMI, lean body mass, total body water, and both systolic and diastolic blood pressure.

Journal Description:

American Society of Bariatric Physicians (ASBP) is a leading national professional organization providing physicians and other health professionals with education in the medical management of weight loss and related medical conditions.

Study 7

Reference:

Crowell MD, Cheskin LJ. “Multicenter evaluation of health benefits and weight loss on the Medifast weight management program.”The Johns Hopkins University School of Medicine.

Purpose:

To retrospectively evaluate the efficacy of a medically supervised, protein-supplemented modified program (Medifast) for weight reduction and to evaluate the impact of weight reduction on coexisting health problems.

Results/Conclusions:

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

Study 8

Reference:

Davis LM, Cheskin LJ.“Dietary intervention using Medifast meal replacements in pre-bariatric surgery patients.”Johns Hopkins Weight Management Center; 2006.

Purpose:

N=14 severely obese patients—13 females (11 African Americans, two Caucasians) and one male (Caucasian)—with a mean BMI of 64.14 kg/m2 (range 40.2kg/m2 to 91.7kg/m2) entered a six-month weight-control program at the Johns Hopkins Weight Management Center. All patients were Medicaid (Priority Partners) recipients. The program provided a comprehensive approach to weight control focused on diet, behavior, and physical activity. Portion-controlled meal replacements (MRs) supplied by Medifast were utilized as part of the dietary-behavior intervention. All subjects met with a licensed dietitian and were prescribed a 1,000-1,200 kcal/day diet plan incorporating up to six MRs/day. Only one subject chose not to incorporate meal replacements as part of a low-calorie diet plan. The average intake of meal replacements was 2.5-3 per day through the duration of the study.

Results/Conclusions:

After six months on the program, patients lost an average of 26.73 lbs (-2.86kg/m2) and 6.96% body weight, and reported a high level of satisfaction with their diet plan. Program completers at one month were N=13, at three months N=12, and six months N=10.

A statistical review of patient charts, unpublished data on file. 2006.

Study 9

Reference:

Tchernof A, Starling R, Turner A, et al. “Impaired capacity to lose visceral adipose tissue during weight reduction in obese postmenopausal women with the Trp64Arg B3-adrenoceptor gene variant.” Diabetes. 49:1709-1713; 2000.

Purpose:

To examine the effect of the Trp64Arg gene variant on total and visceral adipose tissue loss, and cardiovascular risk factors in response to weight reduction among 24 obese women (age 57 ± 4 years) in a 13 ± 3 month weight-reduction program of 1,200 kcal with or without the inclusion of Medifast.

Research Methods:

Obese, postmenopausal Caucasian women in the greater Burlington, Vermont area were recruited by local advertisement. A total of 491 obese women were screened, of which 38 were heterozygotes for the Trp64Arg variant (allele frequency 0.10). Of this initial cohort, 24 obese women (1 Arg64Arg homozygote, 10 Trp64Arg heterozygotes, and 13 normal homozygotes) completed the weight-loss program. Inclusion criteria were the cessation of menstruation for at least one year, a BMI >27 kg/m2, and physical inactivity. Women also had to be nonsmokers and non-diabetic. Other exclusion criteria included atherosclerosis, hypertension (diastolic blood pressure >90 mmHg), orthopedic limitations or history of fractures, weight loss/gain over the previous six months, or thyroid or pituitary disease. Screening for the presence of the Trp64Arg variant was performed after subjects gave their informed consent.

Results:

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

Scientific Advisory Board

In September 2008, Medifast announced the formation of its Scientific Advisory Board.

The Board consists of a multi-disciplinary panel that serves as the foundation for scientifically-valid, consumer-centric, high quality innovations for lasting health. The mission of the board is to help guide Medifast in making informed decisions regarding medical, nutritional, and scientific matters by providing expertise and information on research and emerging trends.

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

Sylvia B. Rowe, M.A.

President, S.R. Strategy, LLC

Adjunct Professor, University of Massachusetts Amherst

Adjunct Professor, Tufts Friedman School of Nutrition Science and Policy

Jeff S. Volek, Ph.D., R.D.

Associate Professor, Department of Kinesiology, University of Connecticut

Walter Eugene Egerton III, M.D.

Chief Medical Officer, Maryland General Hospital

COMPETITION

There are many different kinds of diet products and programs within the highly competitive weight-loss industry. These include a wide variety of commercial weight-loss programs, pharmaceutical products, weight-loss books, self-help diets, dietary supplements, appetite suppressants, and meal replacement shakes and bars. Medifast’s identified peers and competitors in the general health and wellness diet industry include NutriSystem Inc., eDiets.com, Herbalife Ltd., USANA Health Sciences, and Weight Watchers International, Inc.

The Company believes it can compete in this competitive market because its products have been clinically tested and proven in clinical studies conducted by researchers from Johns Hopkins University and other major institutions, and because its products have been safely and effectively used by customers and recommended by physicians for over 31 years. Medifast has been on the cutting edge of product development with soy-based nutritional and weight-management products since 1980. These products are formulated with high-quality, low-calorie, low-fat ingredients that provide alternatives to fad diets or medicinal weight-loss remedies.

The Company’s diverse multi-channel distribution strategy makes the Medifast brand available through multiple support channels, which target different customer needs. Medifast practitioners offer Medifast to patients through wholesale sales or an innovative home delivery model, and some practitioners choose to prescribe appetite-suppression diet drugs to patients in conjunction with a Medifast-based diet. Medifast Direct via the website and call center serves customers with free online support and community tools and access to nutritionists and customer service representatives. The Take Shape For Life division offers the personal support of a Health Coach that is often a person who has achieved success on the Medifast Program and has turned their success into a business opportunity, generating incremental revenue for the Company through relationship marketing. Medifast Weight Control Centers offer a supervised and structured model for customers who prefer more accountability and personalized counseling on the program. The Medifast Program alone is a mild ketogenic diet that naturally suppresses appetite and eliminates hunger without other therapies for many people.

PRODUCTS

The Company offers a variety of weight and disease management products under the Medifast® and Essential 1® brands and for select private label customer. The Medifast line includes Medifast® 55 Shakes, Medifast® 70 Shakes, Medifast® Plus for Appetite Suppression Shakes, Medifast® Plus for Diabetics Shakes, Medifast® Plus for Joint Health Shakes, , Essential 1® Calorie Burn Drinks, Essential 1® Calorie burn Flavor Infusers, Medifast® Antioxidant Shakes, Essential 1® Antioxidant Flavor Infusers, Medifast® Maintenance Bars, Medifast Crunch Bars, Medifast Blends, Medifast® Soups, Medifast® Home-style Chili, Medifast® Oatmeal, Medifast® Pudding, Medifast® Eggs, Medifast® Sloppy Joe, Medifast®Softbakes, Medifast® Hot Cocoa, Medifast® Cappuccino, Medifast® Chai Latte, Medifast® Iced Teas, Medifast® Fruit Drinks, Medifast® Pretzels, Medifast® Bites, Medifast®, Brownie, Medifast® Pancakes, Medifast® SoftServe, Medifast® Soy Crisps, Medifast® Crackers, Essential 1® Super Omega 3, Essential 1® Digestive Health, and Essential 1® Sleep Health.

Medifast nutritional products are formulated with high-quality, low-calorie, and low-fat ingredients. Many Medifast products are soy based and are fully fortified to contain 24 vitamins and minerals, as well as other nutrients essential for good health.

Medifast brand awareness continues to expand through the Company’s marketing campaigns, product development, line extensions, and the Company’s emphasis on quality customer service, technical support and publications developed by the Company’s marketing staff. Medifast products have been proven to be effective for weight and disease management in clinical studies conducted by researchers from the U.S. government and Johns Hopkins University. The Company has continued to develop its sales and marketing operations with qualified management and innovative programs. The Company’s facility in Owings Mills, Maryland manufactures all powders and subcontracts the production of its Ready-To-Drink products, bars, pretzels, puffs, crackers, soy crisps, and supplement products.

NEW PRODUCTS

The Company expanded the Medifast product line in 2011 by introducing several new products. The products introduced included the Medifast Spiced Pancake, an addition to the Pancake line already including Original and Chocolate Chip varieties. The perfect accompaniment to these products, Medifast released its five calorie, Sugar-Free Syrup, packed in individual packets of seven. The introduction of gluten-free Medifast BBQ Bites and Medifast Cheese Pizza Bites make great additions to the Medifast To Go! line. For those craving breakfast-style foods, Medifast produced Original-Style Eggs with egg whites and Southwest-Style with egg whites, easily made in the microwave or stovetop. Also added was Medifast Orange Blend, a zingy citrus drink that bolsters the current cold drinks category in Medifast’s product line. The new Medifast Chocolate Chip Soft Bake is a “freshly baked” cookie based on the popularity of the Medifast Brownie; the package comes complete with trays designed to support preparing the product in the microwave or conventional oven. An American favorite, Medifast’s Hearty Vegetarian Sloppy Joe adds a robust flavor to the current Soups, Chili, and Stew line of products. All products are full meal replacements within the Medifast Program, and support Medifast’s goal of continuing to offer a diverse selection of nutritionally balanced, delicious products.

The Company also upgraded its Accessories line adding the Medifast Blender; complete with the capabilities to crush ice or chop food, as well as an enhanced portability with included dishwasher-safe, BPA-free, plastic traveling cups.

MARKETING

In 2011, the Medifast Direct channel continued to build and leverage its core Medifast brand through multiple marketing strategies to its target audiences. Customer acquisition strategies include national and regional advertising in print magazines, television commercials, web advertising, direct mailings, radio commercials, and DJ testimonials. In addition, the Company executed strategic public relations efforts to secure local and national editorial placements to raise brand awareness. Medifast has also developed a comprehensive social media strategy utilizing Facebook, Twitter, YouTube, blogger endorsements, and more. These mediums were used to target new customers by stressing Medifast's quick, easy, and safe approach to weight management. Direct mail campaigns, email newsletters and outbound calling programs were utilized to reactivate, encourage and support existing customers. Medifast continued to enhance the Medifast website, including adding features in the My Medifast community which offers meal planning, community message boards, blogs, and a robust library of information. In 2007, the Company launched an autoship loyalty program where customers receive discounts and rewards with automatic shipments of Medifast Meals on a monthly basis. Late in 2011, Medifast updated this program to enrich and streamline the consumer experience—with free customizable meals, discounts, a free gift, and free standard shipping with minimum purchase. Both the MyMedifast community enhancements and autoship programs contribute to the retention of Medifast customers through improved compliance with the program.

The Company also distributes its products through the Take Shape For Life network of independent Health Coaches, which is a form of person-to-person direct selling. Take Shape For Life Health Coaches refer clients to their replicated website or to the Company’s in-house call center to purchase product. The Client purchases the Medifast product and it is shipped directly to their home or designated address. Our Health Coaches do not handle payment and are not required to hold inventory for resale. In addition, our Health Coaches pay the same price for product as their clients. There are no special product discounts for Health Coaches. The concept of network marketing is based on the strength of personal recommendations from friends, co-workers, neighbors, or close acquaintances who frequently have successfully utilized the Medifast weight-loss program. Our Health Coaches provide coaching and support to their clients throughout the weight-loss and weight-maintenance process while the client remains on the Program.

SALES

The Company’s Sales division handles two primary areas:

Physician Sales: The sales team is responsible for prospecting medical accounts, clinics, hospitals, and HMOs. During 2011, the sales team attended a number of medical professional trade shows, which expanded Medifast's penetration of the medical weight-loss business segment.

Medifast Weight Control Centers/Franchises: Counselors at our brick-and-mortar centers sell Medifast products and full-service programs which include weekly one-on-one counseling sessions, medical monitoring, and physician oversight. Franchise sales seek qualified partners to develop defined market territories.

MANUFACTURING

Jason Pharmaceuticals, Inc., the Company’s wholly owned manufacturing subsidiary, produces over 55% of the Medifast products in their manufacturing facility in Owings Mills, Maryland. The Company purchased the plant in July 2002 for $3.4 million and has added production capacity with additional investment in blending and packaging equipment. The new equipment has significantly improved the Company's production capability, while also improving overall efficiencies. The remaining 45% of our products are manufactured by third party vendors in accordance with Medifast proprietary formulas.

The facility is regulated and inspected by Food & Drug Administration (FDA) and Maryland State Department of Health and Mental Hygiene.

GOVERNMENTAL REGULATION HISTORY

The formulation, processing, packaging, and labeling of the Company's products are subject to regulation by several federal agencies, but principally by the Food and Drug Administration (the "FDA"). The Company must comply with the standards, labeling and packaging requirements imposed by the FDA for the marketing and sale of foods and nutritional supplements. Applicable regulations prevent the Company from representing in its literature and labeling that its products produce or create medicinal effects or possess drug-related characteristics. The FDA could, in certain circumstances, require the reformulation of certain products to meet new standards, require the recall or discontinuation of certain products not capable of reformulation, or require additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation. If the FDA believes the products are unapproved drugs or food additives, the FDA may initiate similar enforcement proceedings. Any or all such requirements could adversely affect the Company's operations and its financial condition.

The Federal Trade Commission (“FTC”) has principal regulatory control over the Company’s advertising. To the extent that sales of foods and nutritional supplements may constitute improper trade practices or endanger the safety of consumers, the operations of the Company may be subject to the regulations and enforcement powers of the FTC, and the Consumer Product Safety Commission. In early 2012, the newly formed federal agency Consumer Finance Protection Bureau (CFPB) was activated which may prove to have some regulatory authority over aspects of certain business functions for many businesses in the United States including the Company. The Company's activities are also regulated by various agencies of the states and localities in which the Company's products are sold.

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

EMPLOYEES

As of December 31, 2011, the Company’s subsidiaries employed 860 full-time employees, of whom 287 were engaged in manufacturing, warehouse management, and shipping, and 573 in marketing, administrative, Medifast Weight Control Centers, call center and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company. All employees are employed by either Jason Pharmaceuticals, Inc. or Jason Properties, LLC.

INFORMATION SYSTEMS INFRASTRUCTURE

Our websites are based on internally developed software and other third party software, are hosted in Baltimore, Maryland at DataPoint (www.datapointinc.com) a SSAE16 and PCI-DSS compliant co-location facility. This facility provides redundant network connections, uninterruptible power supplies, physical and fire security and diesel generated power back up for the equipment on which our websites rely upon. Our servers and our network are monitored 24 hours a day, seven days a week.

We use a variety of security techniques to protect our confidential customer data, including regularly scheduled penetration security tests on our website. When our customers place an order or access their account information, we use an Extended Validation secure sockets layer (EV SSL) to encrypt and transmit information. Our SSL certificates encrypt all information entered before it is sent to our server. We have a secondary firewall layer of security between our customer facing websites and the databases which house their information. All customer data is protected against unauthorized access. We use VeriSign, Chase Paymentech and HackerSafe software to secure our credit card transactions.

As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of them. In 2010 we implemented a redundant MPLS (Multiprotocol Label Switching) network across our organization. This allowed for improved inter-connectivity and redundancy for each of our corporate locations.

AVAILABLE INFORMATION

Our principal office is located at 11445 Cronhill Drive, Owings Mills, MD 21117. Our telephone number at this office is (410) 581-8042. Our corporate website is located at http://www.choosemedifast.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of The Securities Exchange Act of 1934, as amended, are also available free of charge on our website, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. The information contained on our corporate website is not a part of this Report.

CERTIFICATIONS

The Company’s Chief Executive Officer and Chief Financial Officer have filed their certifications as required by the Securities and Exchange Commission (the “SEC”) regarding the quality of the Company’s public disclosure for each of the periods ended during the Company’s fiscal year ended December 31, 2011 and the effectiveness of internal control over financial reporting as of December 31, 2011. Further, the Company’s Chief Executive Officer has certified to the New York Stock Exchange (“NYSE”) that he is not aware of any violation by the Company of the NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE listing standards.

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

We may be subject to health related claims from our customers.

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

New diets or pharmaceutical solutions could put us at a competitive disadvantage.

The weight loss industry is highly subjective and influenced by many factors. The low carbohydrate diet trend hit the U.S. several years ago and had an impact on many weight loss companies, including ours. Another new diet could sweep the nation or consumer preferences could change, which is common in our industry. Our failure to adapt or respond quickly enough to these changes could have an adverse affect on our results of operations. In addition, pharmaceutical companies are constantly trying to develop safe, effective drugs that lead to weight loss. If successful, many dieters could perceive this to be easier than the Medifast program and this would put us at a competitive disadvantage.

Much of our growth and future profitability depends on the effectiveness of our advertising spent in the Direct Response marketing channel.

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

We may be subject to claims that our employees are unqualified to provide weight loss counseling.

Our Medifast Weight Control Center division provides medical assessments and counseling to our customers. We also may be subject to claims that our employees lack the proper training and qualifications to provide proper advice regarding weight loss. We could be subject to claims if an employee in one of our clinics gives inappropriate weight loss advice that results in health problems. Any such litigation would be costly and claims could result in damage to our reputation and could have an adverse effect on our operating results.

The loss of key personnel could adversely affect our ability to operate and result in a negative financial condition.

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

Our Health Coaches are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if Health Coaches were our own employees. As a result, there can be no assurance that our Health Coaches will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our health coach policies and procedures despite our internal compliance efforts.

We can provide no assurances that the number of independent Health Coaches will increase or remain constant or that their productivity will increase. We experienced a 7% increase in active independent Health Coaches during 2011. The number of active independent Health Coaches may not increase and could decline in the future. Independent Health Coaches may terminate their services at any time, and, like most direct selling companies, we experience turnover among new independent Health Coaches from year to year. We cannot accurately predict any fluctuation in the number and productivity of independent Health Coaches because we primarily rely upon existing independent Health Coaches to sponsor and train new independent Health Coaches and to motivate new and existing independent Health Coaches. Our operating results could be adversely affected if we and our existing independent Health Coaches do not generate sufficient interest in our business to successfully retain existing independent Health Coaches and attract new independent Health Coaches.

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

If we do not continue to develop innovative new services and products or if our services and products do not continue to appeal to the market, our business may suffer.

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

A competitor or new entrant into the market may develop a product and program similar to or more effective or more favorably perceived than ours.

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

Third parties may infringe on our brand and other intellectual property rights, which may have an adverse impact on our business.

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

Adverse publicity, whether or not accurate, relating to the Company, our products or our operations, our sales channels and independent Health Coaches and franchisees could adversely impact the Company’s financial condition, operating results, and stock price. If the press were to come out with negative media about low-calorie diets, meal replacements, or soy protein this could harm our business. Even if not directed at Medifast, this perception could be instilled in our target market and cause harm to our operating results In addition, it could lead to lawsuits or other legal challenges and could negatively impact our reputation, the market demand for our products, or our general business.

Our ability to compete could be negatively affected in the event we fail to protect our brand names, trademarks or other intellectual property.

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

Our results of operations may decline as a result of a downturn in general economic conditions or consumer confidence.

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

The sale of ingested products involves product liability and other risks.

Like other distributors of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our products results in illness or injury. The foods that we resell in the U.S. are subject to laws and regulations, including those administered by the U.S. Department of Agriculture and Food and Drug Administration (“FDA”) that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on our business as existing insurance coverage may not be adequate. Distributors of weight loss food products, vitamins, nutritional supplements and minerals, including our predecessor businesses, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management from the operation of the business. We may also be subject to claims that our products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for us and reduce our revenue. In addition, the products we distribute, or certain components of those products, may be subject to product recalls or other deficiencies. Any negative publicity associated with these actions would adversely affect our brand and may result in decreased product sales and, as a result, lower revenues and profits.

A disruption in the supply of raw materials or the inability of third party manufacturing for certain products could affect operating results.

We rely heavily on our vendors to provide quality raw materials for us to utilize in our on-site manufacturing processes. Any disruption in the availability of these materials could potentially interrupt our ability to provide certain products to customers in a timely manner. Also certain products are currently manufactured through a third party. The availability of these products is prone to fluctuations dependent on the manufacturer’s ability to secure and produce a quality product that satisfies our satisfaction standards. Our inability to secure products in a timely manner will cause loss of revenue, loss of customers, and damage to our brand.

Disruption to the Company’s supply chain could adversely affect its business.

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

Our manufacturing activity is subject to certain risks.

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

Our business is subject to regulatory and legislative restrictions.

A number of laws and regulations govern our production, operation, and advertising. The Federal Trade Commission (“FTC”), newly formed Consumer Financial Protection Bureau (“CFPB”), and certain states regulate advertising, disclosures to consumers, privacy, consumer pricing or billing arrangements, and other consumer matters. Our direct selling distribution channel is subject to risk of interpretation of certain laws pertaining to the prevention of “pyramid” or “chain sale” schemes. Although we believe we are in full compliance, should the governing body alter or enforce the law in an unanticipated way, there may be a negative result on the Company’s operations. The Company’s financial reporting is subject to various laws and regulations as well, specifically, the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (“SEC”). These requirements demand the Company disclose certain information and maintain specific controls to ensure fair and legal accounting practices as outlined therein. The Company has taken substantial measures to ensure compliance through routine internal and external audits. Failure to correct any flaws in internal controls may constitute a public notification of weakness and could have an adverse effect on our stock price. Additionally, the Company is required to maintain a position of good standing in regards to taxation on both a Federal and State level. Failure to comply with federal and state regulations could result in additional taxes, fines, or interest due that could financially strain the Company. Future laws and regulations could be unforeseen and potentially have a material negative impact on the Company. Failure to comply with any regulations of current or future authoritative entities could have a detrimental effect on the Company’s financial standing or operating results.

New or more stringent governmental regulations could adversely affect our business.

Food production and the marketing of food products are highly regulated by a variety of federal, state, local and foreign agencies. Changes in laws or regulations, or interpretations of those laws, could result in additional regulatory requirements on us, such as the recently proposed food safety legislation that would require registration fees and mandatory product testing. These could increase our costs or restrict our marketing efforts, causing our results of operations to be adversely affected. Increased governmental interest in advertising practices may result in regulations that could require us to change or restrict our advertising practices.

Increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change may result in increased compliance costs, capital expenditures and other financial obligations for us. We use natural gas, diesel fuel, and electricity in the manufacturing and distribution of our products. Legislation or regulation affecting these inputs could materially affect our profitability. In addition, climate change could affect our ability to procure commodities at reasonable costs and in quantities required. This may also necessitate unplanned capital expenditures.

Additionally, our selling practices are regulated by competition authorities in the United States and abroad. A finding that we are in violation of, or out of compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions, any of which could adversely affect our business.

The business may grow too quickly for the current infrastructure to handle.

If our advertising is extremely successful and our Take Shape for Life relationship marketing division sees a large uptick in recruitment, we may be unable to handle the growth from an operational perspective. Increasing demands on our infrastructure could cause long hold times in the call center as well as delays on our website. In addition, there could be delays in order processing, packaging and shipping. We could run out of a majority of our inventory if growth exceeded our production capacity. If these difficulties are encountered in a period of hyper-growth then our operating results could suffer.

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

Any deficiencies or shortcomings in our information technology could prevent an efficient execution of routine business procedures.

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

Our business is subject to online security risks, including security breaches and identity theft.

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

Our stock price may experience volatility due to fluctuations in our operating results.

Our stock price is subject to fluctuations sometimes in response to our operating results, a competitor’s operating results, other factors beyond the Company’s control, or our ability to meet stock analysts forecasts and our yearly revenue and EPS guidance. In addition, general trends in the weight-loss industry as a whole can have an affect on our stock price. These factors may have an adverse affect on the market price of our stock and cause it to fluctuate significantly.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns a 49,000 square-foot facility in Owings Mills, Maryland, which contains its Corporate Headquarters and manufacturing plant. In 2003, the Company purchased a state-of-the-art 119,000 square-foot distribution facility in Ridgley, Maryland. In July 2010, the Company leased a second distribution center in Dallas, Texas. Both distribution facilities allow the Company to distribute over $800 million of Medifast product sales per year. In 2004, the Company purchased a 3,000 square foot conference and training facility in Ocean City, Maryland. The facility is used to conduct corporate training meetings, Board of Director Meetings and employee morale and wellness programs. The Company has seventy leases for its corporately owned Medifast Weight Control clinics throughout Texas, Florida, Maryland, Pennsylvania, and Virginia. In addition, the Company leases two buildings in Owings Mills, Maryland for corporate offices. The leases range in terms from one to ten years.

ITEM 3. LEGAL PROCEEDINGS

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow, his Fraud Discovery Institute, Inc., its subsidiary iBusiness Reporting, its editor William Lobdell, as well as Tracy Coenen, her Sequence, Inc., “Zee Yourself”, and Robert L. Fitzpatrick for defamation and violations of California Corporation Code Sections 25400 et seq and 17200 et seq, alleging a scheme of market manipulation of  Medifast stock for Defendants’ monetary gain, by damaging the business reputation of Medifast and its meal replacement weight loss products. Bradley T. MacDonald, Executive Chairman of Medifast, who is also a large shareholder of the Company, joined the lawsuit individually. The suit seeks at least $270 million in compensatory damages, punitive damages, and ancillary relief. The Company continues prosecution of this civil suit. The Company also continues to pursue its pending complaints filed in March, 2009 with the SEC, Maryland Securities Commissioner, and the U.S. Attorney against most of these same named defendants with respect to the related matter.

In early 2010, the Chapter 7 Bankruptcy Trustee for Go Fig, Inc. et al., Debtors, filed an adversary civil proceeding in the US Bankruptcy Court (ED, Missouri) against Jason Pharmaceuticals, Inc., a subsidiary of the Company and other unrelated entities seeking to recover, as to each, alleged preferential payments. Jason Pharmaceuticals, Inc. sold product received by the Debtors and has previously filed a pending claim in the same bankruptcy. Medifast disputes the Trustee’s allegations and intends to vigorously defend itself. This action was by Court order placed on hold while the Trustee litigates similar issues against another Party.

Since 2010, Jason Pharmaceuticals, Inc. has received five Notices of Charge of Discrimination filed with the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging discrimination suffered by two current employees and three former employees. The EEOC dismissed three of those charges in 2011. In 2011 the two claimants whose claims were dismissed during the second quarter, filed suit to pursue those claims in U.S. District Court. The Company intends to vigorously defend against the remaining claims.

On March 17, 2011, a class action complaint titled Oren Proter et al. v. Medifast, Inc. et al. (Civil Action 2011-CV-720[BEL]), alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the U.S. District Court, District of Maryland. The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. On March 24, 2011, a class action complaint titled Fred Greenberg v Medifast, Inc., et al (Civil Action 2011-CV776 [BEL], alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the U.S. District Court, District of Maryland. The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. On July 19, 2011, the U.S. District Judge ordered the consolidation of the cases and appointment of co-lead counsel among other matters. The Greenberg case was dismissed without prejudice. The Plaintiffs subsequently filed an Amended Complaint. The Company has reviewed these allegations, and subsequently filed a Motion to Dismiss which is currently pending. The Company intends to vigorously defend against this amended complaint.

On April 1, 2011, a shareholder derivative complaint titled Shane Rothenberger, derivatively on behalf of Medifast, Inc., v Bradley T. MacDonald et al. (Civil Action 2011-CV 863 [BEL]); and on April 11, 2011, a shareholder derivative complaint titled James A. Thompson, derivatively on behalf of Medifast, Inc., v Bradley T. MacDonald et al. (Civil Action 2011-CV934 [BEL]) were filed in the U.S. District Court, District of Maryland. The identically worded complaints allege breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Each complaint requests an unspecified amount of damages, a Court Order directing reformation of corporate governance, restitution to the Company and payment of costs and disbursements. The Company is named as a nominal defendant. On July 19, 2011, the U.S. District Judge ordered consolidation of the two cases, appointment of co-lead counsel, and the filing of a consolidated complaint, among other matters. No response is due from the Company at this time. After the consolidated complaint is filed, the Company intends to take whatever action it deems necessary to protect its interests.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is quoted under the symbol MED. The common stock is traded on the New York Stock Exchange. The following is a list of the low and high closing prices by fiscal quarters for 2011 and 2010:

	2011
	Low	High
Quarter Ended March 31, 2011	16.63	29.83
Quarter Ended June 30, 2011	15.95	26.72
Quarter Ended September 30, 2011	14.46	24.81
Quarter Ended December 31, 2011	13.01	17.30

	2010
	Low	High
Quarter Ended March 31, 2010	16.65	33.87
Quarter Ended June 30, 2010	25.43	36.78
Quarter Ended September 30, 2010	24.10	32.50
Quarter Ended December 31, 2010	23.25	31.29

There were approximately 160 record holders of the Company's Common Stock as of March 14, 2012. This number does not include beneficial owners of our securities held in the name of nominees.

No dividends on common stock were declared by the Company during 2011 or 2010. The Company has not and does not plan to declare dividends in the foreseeable future.

The Bank of America line of credit and term loan are secured by substantially all the assets of the Company and contain customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets

On September 3, 2004, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock. Pursuant to that authority the Company purchased the remaining 365,000 shares of common stock authorized under the repurchase program on April 7, 2011, April 8, 2011 and May 10, 2011.

On May 18, 2011 our Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock as approved by the Board consent.

On July 21, 2011 our Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock. The authorization remains open for a period of 24 months ending on July 21, 2013.

As of December 31, 2011, we had purchased 1,458,908 shares as treasury stock through the repurchase programs noted above. There are 275,000 remaining authorized shares that may be repurchased.

Stock repurchases under these programs may be made by the Broker through open market and privately negotiated transactions at times and in such amounts as management shall deem appropriate pursuant to Rule 10b-18 of the Exchange Act. The timing and actual number of shares which may be  repurchased will depend on a variety of factors including price, corporate authorization provisions, above noted regulatory requirements, and other market conditions.

We are not obligated to purchase any shares. Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our management deems appropriate. The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program. The repurchases will be funded from our available cash.

The following is a summary of our stock purchases during the quarter ended December 31, 2011, as required by Regulation S-K, Item 703:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2011	-	$-	-	275,000
November 1 - November 30, 2011	-	$-	-	275,000
December 1 - December 31, 2011	-	$-	-	275,000

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

	2011	2010	2009	2008	2007
(In thousands, except per share data)
Revenue	$298,189	$257,552	$169,743	$110,076	$85,005
Income from Operations	27,382	31,640	18,497	7,367	4,170
Income before Income Taxes	27,680	31,692	18,424	7,018	3,998

EPS - Basic	$1.33	$1.39	$0.84	$0.33	$0.20
EPS - Diluted	1.31	1.35	0.77	0.30	0.19

Total Assets	$105,665	$94,059	$62,960	$49,925	$43,087
Current Portion of long-term debt and capital lease facilities	1,426	944	796	3,421	1,863
Total long-term debt and capital leases	4,251	4,855	5,444	4,313	4,570

Weighted average shares outstanding
Basic	13,965	14,082	13,515	13,126	12,961
Diluted	14,198	14,573	14,737	14,329	13,644

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FORWARD LOOKING STATEMENTS

This document contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. These factors include, but are not necessarily limited to those risks set forth in Item 1A of this form 10-K. Words such as “projects”, “believe”, “plan”, “anticipate” and “expect” and similar expressions are intended to qualify as forward-looking statements. Medifast, Inc. cautions investors not to place undue reliance on forward-looking statements, which speak only to management's expectations on this date. We undertake no obligation to update any forward-looking statements even if actual results may differ from projections.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the twelve months ended December 31, 2011 and 2010, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2008.

Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of December 31, 2011 and 2010 were $234,000 and $207,000, respectively.

Operating leases: Medifast leases retail stores, distribution facilities, and office space under operating leases. Many lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and contingent rent provisions. The Company recognizes incentives and minimum rental expenses on a straight-line basis over the terms of the leases. We commence recording rent expense on the date of initial possession, which is generally when we enter the space and begin to make improvements to properties for our intended use. For tenant improvement allowances and rent holidays, we record a deferred rent liability on the consolidated balance sheets and amortize the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of income.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of income. Several leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. We record a contingent rent liability on the consolidated balance sheets and the corresponding rent expense when we determine achieving specified levels is probable.

Background:

The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products. The Company’s product lines include meal replacements and vitamins. Our products and services are sold to weight loss program participants primarily via the Internet, telephone, and brick and mortar clinics. Customers of our Health Coaches in the Take Shape for Life person-to-person direct sales channel are directed to order our products through either the internet or through the Company’s in-house call center. Our meal food items accounted for 94% of our revenues in 2011 and 95% of our revenues in 2010. Program sales in our Medifast Weight Control Center channel accounted for 3% of revenues in 2011 and 2% in 2010. Shipping revenue and other accounted for 3% in 2011 and 2010. Revenue consists primarily of meal replacement food sales. In 2011, revenue increased to $298.2 million as compared to $257.6 million in 2010, an increase of $40.6 million or 16%. The Take Shape for Life sales channel accounted for 62.4% of total revenue, direct response marketing 24.5%, and Medifast Weight Control Centers and Medifast Wholesale Physicians 13.1%.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend in the Medifast Direct channel, number of active Health Coaches, and average monthly revenue generated per health coach in the Take Shape for Life channel, and average same store sales improvement for the Medifast Weigh Control Center channel.

In 2011, we continued to see sales growth and improvement in Take Shape for Life, Medifast Direct and Medifast Weight Control Centers, and Medifast Wholesale Physicians. Take Shape for Life revenue increased 12% to $186.2 million compared with $165.6 million in 2010. Growth in revenues for the segment was driven by increased customer product sales as a result of an increase in active Health Coaches. The number of active Health Coaches at the end of 2011 increased to 9,600 compared with 9,000 during the period a year ago, an increase of 7%. Active Health Coaches are defined as Health Coaches receiving income from a product sale in the last month of the quarter. The average revenue per health coach per month decreased from $1,675 in 2010 to $1,555 in 2011. The decrease of 7% is primarily due to the challenges in delivering consistent and effective training to a much larger group of active Health Coaches. The Company continues to experience the need for continued enhancements to its health coach training platform. To address this challenge, the Company released the “official” Trilogy Training website at the Take Shape for Life annual conference in late July. Previously, training to Health Coaches was done primarily utilizing print materials. The Company is currently working on additional content for the training website and simplifying existing printed materials to maximize the effectiveness of the Health Coaches by emphasizing the competencies required to be a successful health coach, business coach and business leader. The Company is also focusing on regional events throughout the country to ensure participating Health Coaches receive actionable and relevant content to enhance and grow their business. In October 2011, Medifast strengthened the Take Shape for Life executive team with the addition of a talented industry veteran to oversee the day-to-day operations of the business including aligning the internal support team to focus on health coach acquisition and retention. As the number of active Health Coaches increase, the Company receives additional sales proceeds from product referrals.

The Medifast Direct Sales division increased 14% to $73 million as compared with $64.2 million in 2010, an increase of $8.8 million. The Company experienced a 2.8 to 1 return on advertising spend in 2011 and 2010.

The Medifast Weight Control Centers and Medifast Wholesale Physicians experienced revenue growth of 41% in 2011 as compared to 2010. Revenue increased due to the opening of twelve new centers throughout 2010, thirty-one new centers in 2011, a 13% increase in the same store sales for Centers open for greater than one year, and the increased success of franchise centers. The Company is continuing to focus on improved advertising effectiveness, improved closing rates on leads generated through advertising, hiring of more experienced clinic personnel, and reducing the start-up costs of our Centers.

As our sales divisions grow, there are increasing demands placed upon our infrastructure. Increased demand could cause long hold times in the call center, as well as delays on our website. There could also be delays in order processing, packaging and shipping. We could run out of a majority of our inventory if product sales growth exceeds our production capacity. In order to mitigate these risks, a key focus for the Company in 2011 was investing in logistics and infrastructure to support the growth of our sales divisions. The Company opened a new Distribution Center in July 2010 to better service our Midwest to West Coast customers, and increase the number of orders the Company can ship daily. The Company also launched a new web platform for its sales divisions in March 2011, and added a call center location to handle additional volume.

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

CONSOLIDATED RESULTS OF OPERATIONS

  2011 COMPARISON WITH 2010

Overview of the Twelve Months Ended December 31, 2011 Compared to Twelve Months Ended December 31, 2010

	Twelve Months Ended December 31,
	2011	2010	$ Change	% Change

Revenue	$298,189,000	$257,552,000	$40,637,000	16%
Cost of sales	73,693,000	65,083,000	8,610,000	13%
Gross Profit	224,496,000	192,469,000	32,027,000	17%

Selling, general, and administrative costs	197,114,000	160,829,000	36,285,000	23%

Income from operations	27,382,000	31,640,000	(4,258,000)	-13%

Other income/(expense)
Interest income (expense), net	319,000	274,000	45,000
Other income/(expense)	(21,000)	(222,000)	201,000
	298,000	52,000	246,000	473%

Income before provision for income taxes	27,680,000	31,692,000	(4,012,000)	-13%
Provision for income tax (expense)	(9,139,000)	(12,081,000)	2,942,000	-24%

Net income	$18,541,000	$19,611,000	$(1,070,000)	-5%

% of revenue

Gross Profit	75.3%	74.7%
Selling, general, and administrative costs	66.1%	62.4%
Income from Operations	9.2%	12.3%

Revenue: Revenue increased to $298.2 million in 2011 compared to $257.6 million in 2010, an increase of $40.6 million or 16%. The Take Shape for Life sales channel accounted for 62.4% of total revenue, Medifast Direct channel accounted for 24.5%, and Weight Control Centers and Medifast Wholesale Physicians accounted for 13.1% of total revenue. Take Shape for Life sales, which are fueled by increased customer product sales as a result of an increase in active Health Coaches, increased by 12% compared to 2010. As compared to 2010, the Medifast Direct Response sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 14% year-over year. The Medifast Weight Control Centers and Medifast Wholesale Physicians increased sales by 41% due to the opening of new corporate and franchise locations and year- over- year improvement in same store sales.

Take Shape for Life revenue increased 12% to $186.2 million compared with $165.6 million in 2010. Growth in revenues for the distribution channel was driven by increased customer product sales as a result of an increase in active Health Coaches. The number of active Health Coaches at the end of 2011 increased to approximately 9,600 compared with 9,000 during the period a year ago, an increase of 7%. Historically, the fourth quarter active health coach number declines from the third quarter as a result of the holiday season. In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of one-on-one communication continues to excel. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active Health Coaches. Becoming a health coach is a business opportunity with a low cost of start-up and requires no holding of inventory as orders are shipped to the end consumer. In the current economic environment, many people are looking for supplemental income to assist in paying bills such as the car payment, rent, or mortgage, and becoming a health coach allows for supplemental income by supporting customers ordering through Take Shape for Life.

The Medifast Direct Response Sales division sales increased 14% to $73 million as compared with $64.2 million in 2010, an increase of $8.8 million. Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates, the Company experienced a 2.8 to 1 return on advertising spend during 2011 and 2010. The Company spent approximately $26 million on direct response advertising in 2011, an increase of 13% from 2010.

The Medifast Weight Control Centers and Medifast Wholesale Physicians channel represented approximately 13.1% of the Company’s overall revenues in 2011. At December 31, 2011, Medifast Weight Control Centers were operating in seventy corporate locations in Austin, Dallas, Houston, San Antonio, Orlando, Baltimore, Philadelphia, Northern Virginia, and South Florida, and thirty franchise centers were in operation. In 2011, the Company experienced revenue growth of 41% to $39 million as compared to $27.7 million in 2010, an increase of $11.3 million. In 2011, same store sales increased by 13% for corporate Centers open greater than one year. Throughout 2012, the Company anticipates opening between 25 and 30 corporate owned Medifast Weight Control Centers.

Costs of Sales: Cost of sales increased $8.6 million in 2011 to $73.7 million as compared to $65.1 million in 2010. As a percentage of sales, gross margin increased to 75.3% from 74.7% in 2010. The improvement in gross margin percentage resulted in a $1.7 million improvement in gross margin leverage based on 2011 sales volume of $298.2 million. The gross margin improvement was primarily the result of leveraging fixed overhead costs in our manufacturing facility. A modest mid-year price increase in 2011 offset increased raw material, fuel, and other transportation charges.

Selling, General and Administrative Costs: Selling, general and administrative expenses increased by $36.3 million compared to 2010. As a percentage of sales, selling, general and administrative expenses increased to 66.1% versus 62.4% in 2010. Take Shape for Life commission expense, which is variable based upon product sales, increased by approximately $9 million as TSFL sales grew 12% as compared to 2010. Take Shape for Life Health Coaches are independent contractors that are paid commissions on product sales referred to the Company. Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center. The clients of Health Coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address. Health Coaches are not required to purchase product in order to receive a commission. In addition, Health Coaches do not receive a commission on their personal product orders.

Salaries and benefits increased by approximately $11.5 million in 2011 as compared to last year. The increase primarily reflects the hiring of regional trainers, district managers, area managers, mobile managers, dietitians, human resource recruiters, operations, and marketing staff to support the opening of 31 new Medifast Weight Control Centers in 2011. There were seventy corporate-owned centers and thirty franchise centers in operation as of December 31, 2011. In late 2010 and throughout 2011, the Company has invested in key executive hires in the areas of Information Technology, Human Resources, Finance and Marketing in order to support growth. The opening of the Company’s new Dallas, Texas distribution center in July of 2010 also led to the hiring of additional personnel in both distribution and the call center. Sales and marketing expense increased by $5.7 million in 2011 as compared to prior year, primarily due to the $3 million increase in Medifast Direct advertising as well as increased advertising spend for the Medifast Weight Control Centers. Communication expenses increased $.5 million. Office expenses increased $6.4 million due to higher rent for administrative offices and Medifast Weight Control Centers, information technology consulting fees, insurance, office expenses primarily at the new centers, and higher accounting fees. Other expenses consisting primarily of depreciation and credit card processing fees, increased by $2.6 million.

Income taxes: In 2011, the Company recorded $9.1 million in income tax expense, an effective rate of 33%. In 2010, the Company recorded $12.1 million in income tax expense, an effective rate of 38.1%. The decline in the effective tax rate was a result of extensive tax planning performed by the Company. As part of its tax planning process, the Company amended several returns filed in prior years. As a manufacturing entity based in Maryland, the Company adopted the single sales factor apportionment method in addition to claiming new state job credits, reducing the Company’s overall effective tax rate compared to the prior year. The Company anticipates a tax rate of approximately 35-36% in 2012.

Net income: Net income was approximately $18.5 million in 2011 as compared to approximately $19.6 million in 2010, a decrease of $1.1 million. Pre-tax profit as a percent of sales decreased to 9.3% in 2011 as compared to 12.3% in 2010. The decrease in profitability in 2011 is primarily a result of the expansion of the corporate Medifast Weight Control Centers. The MWCC and Wholesale segment income before income taxes decreased from a gain of $6.8 million in 2010 to a loss of $2.7 million in 2011, a decrease of $9.5 million. The decrease in net profitability is primarily due to the hiring of expertise in key areas to build the internal infrastructure to open new Medifast Weight Control Centers in 2011 and beyond. Hires included regional trainers, district managers, area managers, mobile managers, dietitians, HR recruiters, operations support, and marketing. In addition, thirty-one new corporate centers were opened in 2011 which also resulted in decreased profitability attributable to the startup costs as the stores were in the start-up phase during 2011. The decrease in earnings as a result of the MWCC corporate clinic expansion was partially offset by improved profit in the “Medifast” segment as a result of its $29.3 million increase in sales.

SEGMENT RESULTS OF OPERATIONS

	2011		2010		2009
Segments	Sales	% of Total	Sales	% of Total	Sales	% of Total

Medifast	$259,191,000	87%	$229,879,000	89%	$152,077,000	90%
MWCC and Wholesale	38,998,000	13%	27,673,000	11%	17,666,000	10%
Total Sales	$298,189,000	100%	$257,552,000	100%	$169,743,000	100%

2011 vs. 2010

Medifast Segment: The Medifast segment consists of the sales from Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business, this is discussed in the “Consolidated Results of Operations” management discussion for 2011 vs. 2010.

The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians. Sales increased by $11.3 million, or 41% year-over-year due to the opening of thirty-one new corporate-owned centers during 2011. A 13% increase in the same store sales for Centers open for greater than one year , including same store sales increasing by 19% in the fourth quarter of 2011, and increased sales to the Company’s franchise centers, also contributed to the sales increase. Improved advertising effectiveness, the launching a new operating system to enhance the customer experience and store operations, and the hiring of more experienced clinic personnel contributed to sales growth in the period. At the end of 2011, there were seventy corporate-owned centers as compared to thirty-nine centers at the end of 2010. The Company had thirty franchise centers in operation as of December 31, 2011 as compared to twenty-one franchise centers in the prior year.

2010 vs. 2009

Medifast Segment: The Medifast segment consists of the sales from Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business this is discussed in the “Consolidated Results of Operations” management discussion for 2010 vs. 2009 above.

MWCC and Wholesale Segment: The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians. Sales increased by $10 million, or 57% year-over year due to the opening of twelve new corporate-owned centers throughout 2010 and a 24% increase in the same store sales for Centers open for greater than one year. At the end of 2010, there were thirty-nine corporately owned centers opened as compared to twenty-seven centers at the end of 2009. The Company had twenty-one franchise centers in operation as of December 31, 2010.

	Net Profit by Segment as of December 31,
	2011		2010		2009
Segments	Profit	% of Total	Profit	% of Total	Profit	% of Total

Medifast	$36,210,000	131%	$30,773,000	97%	$18,288,000	99%
MWCC and Wholesale	(2,738,000)	-10%	6,762,000	21%	3,949,000	21%
All Other	(5,792,000)	-21%	(5,843,000)	-18%	(3,813,000)	-21%
Net Profit	$27,680,000	100%	$31,692,000	100%	$18,424,000	100%

2011 vs. 2010

Medifast Segment: The Medifast reporting segment consists of the profits of Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2011 vs. 2010 above.

See Note 13, “Business Segments” of the financial statements for a detailed breakout of expenses.

MWCC and Wholesale Segment: This segment decreased net profitability in 2011 as compared to 2010 by $9.5 million. The decrease in net profitability is primarily due to the hiring of expertise in key areas to build the internal infrastructure to open new Medifast Weight Control Centers in 2011 and beyond. Hires included regional trainers, district managers, area managers, mobile managers, Dietitians, HR recruiters, operations support, and marketing. In addition, thirty-one new corporate centers were opened in 2011. Start up costs such as rent, other office expenses and new employee hires contributed to the decreased profitability of the Centers.

The Company is continuing to focus on improved advertising effectiveness in both mature and new MWCC markets and enhancing the customer experience through additional offerings such as metabolic testing the support of a dietitian, and medical review of labs to show members the impact of weight loss on their overall health. Enhancing the profitability in both mature MWCC markets as well as new MWCC centers is a key focus of the Company in 2012 and beyond. Proper staffing and hours of operation at the Centers are being reviewed thoroughly. In addition, overhead needed to support each region is being evaluated in order to ensure that each employee’s span of control is maximized across the corporate centers in operation. See footnote 13, “Business Segments” for a detailed breakout of expenses.

All Other Segment: The All other segment consists of corporate expenses related to the parent Company operations. Year-over-year parent company expenses decreased by $51,000. Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations. See footnote 13, “Business Segments”, for a detailed breakout of expenses.

2010 vs. 2009

Medifast Segment: The Medifast reporting segment consists of the profits of Medifast Direct Marketing and Take Shape for Life. This is referenced to the “Consolidated Results of Operations” management discussion for 2010 vs. 2009 above.

See Note 13, “Business Segments” of the financial statements for a detailed breakout of expenses.

MWCC and Wholesale Segment: This segment improved net profitability year-over-year by $2.8 million. The increase in profitability was due to the opening of twelve new corporately-owned centers throughout 2010 and a 24% increase in the same store sales for Centers open for greater than one year. See footnote 13, “Business Segments” for a detailed breakout of expenses.

All Other Segment: The All other segment consists of corporate expenses related to the parent Company operations. Year-over-year parent Company expenses increased by $2 million. Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations. See footnote 13, “Business Segments” for a detailed breakout of expenses

Contractual Obligations and Commercial Commitments

As of December 31, 2011, our principal commitments consisted of obligations for variable and fixed rate loans detailed in Note 11 of the financial statements, and operating leases for corporate-owned Medifast Weight Control Centers, leased executive offices, our Texas distribution center, and our leased copier equipment contracts for printing operations supporting our marketing efforts all detailed in Note 8 to the financial statements.

The Company has the following contractual obligations as of December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
Contractual Obligations

Total Debt	$1,119,000	$225,000	$225,000	$225,000	$225,000	$2,437,000	$4,456,000
Operating Leases	3,742,000	3,768,000	3,623,000	3,415,000	2,692,000	1,719,000	18,959,000
Capital Leases	345,000	315,000	225,000	225,000	225,000	-	1,335,000

Total contractual obligations	$5,206,000	$4,308,000	$4,073,000	$3,865,000	$3,142,000	$4,156,000	$24,750,000

LIQUIDITY AND CAPITAL RESOURCES

The Company had stockholders’ equity of $73.4 million and working capital of $43.7 million on December 31, 2011 compared with $72 million and $44.7 million at December 31, 2010, respectively. The $1.4 million net increase in stockholder’s equity reflects $18.5 million in 2011 profits as well as equity transactions as outlined in the “Consolidated Statement of Changes in Stockholders’ Equity and accumulated other comprehensive income (loss),” offset by the purchase of $20.4 million treasury stock. The Company’s cash and cash equivalents position decreased from $17.2 million at December 31, 2010 to $14.3 million at December 31, 2011. The $2.9 million decrease was mainly due to the purchase of treasury stock and $14.3 million purchases of property and equipment, and $2.2 million of net investment purchases. These were offset by an $18.5 million in net income and a $3.8 million increase in accounts payable and accrued expenses.

The Company currently has no off-balance sheet arrangements.

In the year ended December 31, 2011 the Company generated cash flow of $34.9 million from operations, primarily attributable to $18.5 million in net operating income. Net changes in operating assets and liabilities decreased cash flow by $761,000. Sources of cash include an increase in payables and accrued expenses of $3.8 million. This was offset by a total use of $4.6 million which includes an increase in prepaid income taxes of $2.2 million, an increase in accounts receivable of $854,000, an increase in inventory of $435,000, an increase in prepaid expenses of $143,000, and an increase in other assets of $971,000.

In the year ended December 31, 2011, net cash used in investing activities was $16.9 million, which was primarily due to a net $2.2 million increase in investment purchases and $14.3 million for the purchase of property and equipment. The increase in property and equipment relates to the building of a large amount of infrastructure in 2011 to support growth. This included the opening of thirty-one new Medifast Weight Control Center locations, development of an operating system for the Medifast Weight Control Centers, a new web shopping platform launched in March 2011, development and launch of the Take Shape for Life Trilogy Training website, infrastructure to support our computer systems and additions to corporate offices, manufacturing, and distribution facilities to support future growth.

In the year ended December 31, 2011, financing activities used $21 million in cash. Cash was used to purchase $20.4 million of treasury stock in the open market and to repay $1.1 million outstanding debt.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities.

There are no current plans or discussions in process relating to any acquisitions in the foreseeable future.

CONSOLIDATED RESULTS OF OPERATIONS

  2010 COMPARISON WITH 2009

Overview of the Twelve Months Ended December 31, 2010 Compared to Twelve Months Ended December 31, 2009

	Twelve Months Ended December 31,
	2010	2009	$ Change	% Change

Revenue	$257,552,000	$169,743,000	$87,809,000	52%
Cost of sales	65,083,000	45,355,000	19,728,000	43%
Gross Profit	192,469,000	124,388,000	68,081,000	55%

Selling, general, and administration	160,829,000	105,891,000	54,938,000	52%

Income from operations	31,640,000	18,497,000	13,143,000	71%

Other income/(expense)
Interest income (expense), net	274,000	10,000	264,000
Other income/(expense)	(222,000)	(83,000)	(139,000)
	52,000	(73,000)	125,000	-171%

Income before provision for income taxes	31,692,000	18,424,000	13,268,000	72%
Provision for income tax (expense)	(12,081,000)	(7,067,000)	(5,014,000)	71%

Net income	$19,611,000	$11,357,000	$8,254,000	73%

% of revenue

Gross Profit	74.7%	73.3%
Selling, general, and administration	62.4%	62.4%
Income from Operations	12.3%	10.9%

Revenue: Revenue increased to $257.6 million in 2010 compared to $169.7 million in 2009, an increase of $87.8 million or 52%. The Take Shape for Life sales channel accounted for 64.3% of total revenue; Medifast Direct channel accounted for 24.9%, and Weight Control Centers and Medifast Wholesale Physicians accounted for 10.7% of total revenue. Take Shape for Life sales, increased by 61% compared to 2009. As compared to 2009, the Medifast Direct Response sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 30% year-over-year. The Medifast Weight Control Centers and Medifast Wholesale Physicians increased sales by 57% due to the opening of new corporate and franchise locations and year-over-year improvement in same store sales.

Take Shape for Life revenue increased 61% to $165.6 million compared with $102.7 million in 2009. Growth in revenues for the distribution channel was driven by increased customer product sales as a result of an increase in the number of active Health Coaches acquiring an increased number of active clients. The number of active Health Coaches during the year increased to approximately 9,000 compared with 6,000 at the end of 2009, an increase of 50%. In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of one-on-one communication continues to excel. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active Health Coaches. Becoming a health coach is a business opportunity that has a low cost of start-up and requires no holding of inventory as all orders are shipped to the end consumer. In the current economic environment, many people are looking for supplemental income to assist in paying bills such as the car payment, rent, or mortgage, and becoming a health coach allows for supplemental income in the form of a commission compensation on product sales and supporting the customer needs by providing education on the program and support to customers ordering through Take Shape for Life and most importantly the ability to help others regain their health through the use of clinically proven Medifast products.

The Medifast Direct Response Sales division sales increased 30% to $64.2 million as compared with $49.3 million in 2009, an increase of $15 million. Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates the Company experienced a 2.8 to 1 return on advertising spending during 2010. The Company spent approximately $23 million on direct response advertising in 2010, an increase of 32% from 2009.

The Medifast Weight Control Centers and Medifast Wholesale Physicians channel represent 10.7% of the Company’s overall revenues. At the end of 2010, Medifast Weight Control Centers were operating in thirty-nine corporate locations in Austin, Dallas, Houston, Orlando, Baltimore, and Washington, D.C., and twenty-one franchise centers were in operation. In 2010, the Company experienced revenue growth of 38% versus the same time period last year. In 2010, same store sales increased by 24% for corporate Centers open greater than one year. In 2010, the Company opened 12 new corporate Medifast Weight Control Centers and 3 new franchise centers. Throughout 2011, the Company anticipates opening an additional 25-30 corporately owned Medifast Weight Control Centers.

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

Selling, General and Administrative: Overall, selling, general and administrative expenses increased by $54.9 million as compared to 2009. As a percentage of sales, selling, general and administrative expenses remained at 62.4% for 2010 and 2009. Take Shape for Life commission expense, which is completely variable based upon product sales, increased by approximately $27.4 million as the Company showed sales growth of 61% as compared to 2009. Take Shape for Life Health Coaches are independent contractors that are paid commissions on product sales referred to the Company. Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center. The clients of Health Coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address. Health Coaches are not required to purchase product in order to receive a commission. In addition, Health Coaches do not receive a commission on their personal product orders or non product sales on tools and training materials. Salaries and benefits increased by $12.5 million in 2010 as compared to last year. The increase includes the hiring of additional expertise in critical areas such as Take Shape for Life and the Medifast Weight Control Centers. Areas that also experienced additional staffing due to the 52% sales growth in 2010 include manufacturing, distribution, call center, and IT. The opening of the Company’s new Dallas, TX distribution center in July of 2010 also led to the hiring of additional personnel in both distribution and the call center. Sales and marketing expense increased by $7.8 million in 2010 as compared to the prior year, primarily due to the $5.6 million increase in Medifast Direct advertising. Communication expense increased $300,000 and other expenses increased by $1.9 million which included items such as depreciation, amortization, credit card processing fees, charitable contributions, and property taxes. Operating expenses increased $800,000 as compared to 2009. Office expense increased by $3.7 million and stock compensation expense increased by $527,000 as additional restricted shares were issued to key executives and Board members.

Income taxes: In 2010, the Company recorded $12.1 million in income tax expense, which represents an effective rate of 38.1%. In 2009, the Company recorded income tax expense of $7.1 million which reflected an effective tax rate of 38.4%.

Net income: Net income was approximately $19.6 million in 2010 as compared to approximately $11.4 million in 2009, an increase of 73%. Pre-tax profit as a percent of sales increased to 12.3% in 2010 as compared to 10.9% in 2009. The improved profitability in 2010 is due to sales growth in the Take Shape for Life division, Medifast Weight Control Centers, and Direct Response sales channels as well as improved advertising effectiveness in the Medifast Direct sales channel, gross margin improvement as well as leveraging the fixed costs associated with our vertically-integrated support structure

LIQUIDITY AND CAPITAL RESOURCES

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

In the year ended December 31, 2010 the Company generated cash flow of $28.8 from operations, primarily attributable to higher operating income. Net changes in operating assets and liabilities increased cash flow by $486,000. Sources of cash include a decrease in prepaid expenses of $1.6 million, a decrease of other assets of $138,000, and an increase in payables and accrued expenses of $7.3 million. This was offset by a total use of $8.6 million which includes an increase in inventory of $8,302,000 and an increase in prepaid income taxes of $344,000.

In the year ended December 31, 2010, net cash used in investing activities was $23.5 million, which was primarily due to an increase in investment activity and the purchase of property and equipment. The increase in property and equipment relates to the building of a large amount of infrastructure in 2010 to support growth. This included the opening of twelve new Medifast Weight Control Center locations, development of an operating system for the Medifast Weight Control Centers, continued development of a new web shopping platform the Direct Response Marketing and Take Shape for Life Channel that launched successfully in March 2011, ERP system enhancements, IT infrastructure to support new systems and leasehold improvements to manufacturing and distribution facilities to support future growth.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. Since nearly all of our debt is variable rate based, any changes in market interest rates will cause an equal change in our net interest expense. At December 31, 2011, there were $4.5 million of variable interest loans outstanding which is subject to interest rate risk. Interest rates on our variable rate loans ranged from 1.3% to 2.8% for the year ended December 31, 2011. Each 100 basis point increase in the bank’s LIBOR rates relative to these borrowings would impact interest expense by $45,000 over a 12-month period.

ITEM 8. FINANCIAL STATEMENTS

The information required by this item is set forth on pages 59 to 78 hereto and incorporated by reference herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ending December 31, 2011.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective as of December 31, 2011.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, was audited by McGladrey& Pullen, LLP, our independent registered public accounting firm, as stated in their report appearing below.

Changes in our Internal Control

In our Annual Report on Form 10-K for the year ended December 31, 2010, we reported two material weaknesses with respect to internal controls relating to the effectiveness of management’s monitoring of the financial close processes and the income tax process.

In response to these material weaknesses, management has implemented the following remediation actions during the fiscal year ended December 31, 2011:

•	Hired key management level finance employees, including a Senior Controller and Assistant Controller with a combined 50 years of experience in public accounting and Fortune 500 companies. These individuals possess the technical accounting knowledge and expertise necessary to effectively monitor the financial close process.

•	Established an expense recognition policy and implementing control enhancements that ensure expenses are recognized in the proper period and that we are in compliance with GAAP.

•	Implemented a new point of sale system at Medifast Weight Control Centers to give management enhanced visibility as to programs purchased and revenue recognition assumptions.

•	Hired a Director of Corporate Tax with experience in ASC740, “Accounting for Income Taxes” and ASC740-10 “Accounting for Uncertainty in Income Taxes” to manage the tax provision process.

•	Enhanced our process for compiling and reviewing the quarterly tax provision, including review by the CFO and Senior Controller.

Management has determined as of December 31, 2011, that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable the Company to conclude that the material weaknesses have been remediated.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Medifast, Inc.

We have audited Medifast, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Medifast, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2011 of the Company and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Baltimore, Maryland

March 15, 2012

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

Name	Age	Position
Bradley T. MacDonald	64	Executive Chairman of the Board (until October 31, 2011) and Director
Michael S. McDevitt	33	Chief Executive Officer and Director (until February 8, 2012)
Michael C. MacDonald	59	Chairman of the Board of Directors and Chief Executive Officer
Margaret Sheetz	34	Chief Operating Officer, President and Director
Brendan N. Connors	34	Chief Financial Officer
Harvey C. “Barney” Barnum, Jr.	71	Director
Barry B. Bondroff, CPA	63	Director
Charles P. Connolly	63	Director
Jason L. Groves	41	Executive Vice President, General Counsel and Director
George J. Lavin, Jr., Esq.	83	Director
Sr. Catherine T. Maguire RSM	61	Director
John P. McDaniel	69	Director
Jeannette M. Mills	45	Director
Jerry D. Reece	71	Director
Donald F. Reilly, OSA	64	Director

Bradley T. MacDonald, age 64, served as the Executive Chairman of the Board of Medifast, Inc. until October 31, 2011, at which time he resigned due to health issues. Mr. MacDonald was Chairman of the Board of Medifast, Inc. from January 1998 to October 2011, and was also Chief Executive Officer from September 1996 to March of 2007. He was the principal architect of the turnaround of Medifast and formulated the “Direct to Consumer” business models that are the primary drivers of revenue to this day. He also was the Co-Founder of Take Shape for Life and acquired the Clinic operations in 2002. During his time as Chairman of the Board he provided strategic oversight and assisted the executive management team to 33 consecutive quarters of profits and improved shareholders equity from negative $4 million to over $55 million in ten years. In this time the Company increased its market cap from negative $3.8 million to over $400 million and was listed on the NYSE. At the time the Board planned leadership succession, the Board assigned Mr. MacDonald executive responsibilities in the following areas: legal affairs, treasury, banking relationships, M&A, strategic plan oversight, public policy oversight, and community relations in addition to Board responsibilities as Executive Chairman and as the formal Co-Founder of Take Shape for Life. In 2006, Mr. MacDonald received the prestigious Ernst and Young award of “Entrepreneur of the Year” for the state of Maryland in the consumer products category. Also, he helped lead the Company to national recognition in Forbes Magazine ranking Medifast 28th of the top 200 small companies in America. Mr. MacDonald was previously employed by the Company as its Chief Executive Officer from September 1996 to August 1997. From 1991 through 1994, Colonel MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food, Hospitality and Recreation Businesses for the United States Marine Corps. Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonneau Sunglass Company, President of Pennsylvania Optical Co., Chairman and Chief Executive Officer of MacDonald and Associates, which had major financial interests in retail drug, consumer candy, and pilot sunglass companies. Mr. MacDonald was national president of the Marine Corps Reserve Officers Association and retired from the United States Marine Corps Reserve as a Colonel in 1997, after 28 years of service. He was appointed and served on the Defense Advisory Board for Employer Support of the Guard and Reserve (ESGR.) for three years. Currently, Mr. MacDonald serves on the Board of Trustees of Stevenson University in Maryland, and is the President of the Catholic Community Foundation of the Archdiocese of Baltimore. He is also the Vice-Chairman of the Board of Directors of the Marine Corps Reserve Toys for Tots Foundation. Mr. MacDonald is the father of Margaret Sheetz, the President and Chief Operating Officer of Medifast, Inc. Mr. MacDonald is the brother of Mr. Michael C. MacDonald, Chairman and Chief Executive Officer of the Company.

Bradley T. MacDonald was first selected as a Director in 1996, because of his executive and entrepreneurial experience in the businesses noted above. In addition, he has held leadership positions of increasing responsibility in the United States Marine Corps attaining the rank of Colonel and attending service schools to include the Naval War College. His selection as Director was based on his successful turnaround of Medifast as Chief Executive Officer and successfully guiding the Company under a new profitable business model. Having extensive experience on Wall Street, as Chief Executive Officer of Medifast when he restructured the Company in 1999 which has since recorded over 49 consecutive quarters of profitability, he is able to provide strategic guidance to the Company.

Michael S. McDevitt, age 33, served as the Chief Executive Officer of Medifast Inc. until February 8, 2012. Under Mr.McDevitt's leadership, Medifast was named the “#1 Small Company in America” by Forbes Magazine in 2010, due in part to the Company's tremendous 120% year-over-year earnings growth. Mr. McDevitt joined Medifast in 2002 bringing with him a strong background in financial and operational management. He was named Chief Financial Officer in 2006 before rising to the role of Chief Executive Officer in 2007. Prior to Medifast, McDevitt served as a senior analyst for the Blackstone Group, a private equity group based in New York City. Mr. McDevitt volunteers for Big Brothers Big Sisters of Central Maryland and is a member of the board of directors for the American Heart Association's Baltimore region. Additionally, he supports the efforts of the American Diabetes Association and the Toys for Tots Foundation. Mr. McDevitt holds a bachelor's degree in business administration from James Madison University with a concentration in finance.

Michael C. MacDonald, age 59, joined Medifast’s Executive Committee of the Board of Directors in 1998, has served as Executive Chairman since November 2011, and was promoted to Chairman & Chief Executive Officer in February 2012. Prior to this role, Mr. MacDonald was Executive Vice President of OfficeMax, overseeing the Contract Division – a $3.6 billion division of the OfficeMax Company. Mr. MacDonald has spent an additional 33 years in sales, marketing, and general management at Xerox Corporation. Among his most significant roles was leading the turnaround in North America from the years 2000 to 2004 as President of the North American Solutions Group, a $6.5 billion division of Xerox. In addition, Mr. MacDonald was President of Global Accounts and Marketing from 2004 to 2007, where he led the re-branding of the Xerox Corporation. Mr. MacDonald also has international experience in marketing, sales, and operations with both Xerox and OfficeMax. Mr. MacDonald is the uncle of Margaret Sheetz who performs the roles of President and Chief Operating Officer at Medifast, Inc. and brother of Mr. Bradley T. MacDonald.

Mr. MacDonald received his Bachelor of Arts, Political Science at Rutgers University, earned 44 MBA Credits at Iona College, and attended premier executive education courses in leadership and management at Harvard and Columbia Universities.

In addition to serving as Chairman and CEO of Medifast, Inc., Mr. MacDonald also serves on the Jimmy V Foundation and the Archdiocese of Baltimore Catholic Community Foundation.

Margaret Sheetz, age 34, is the President and Chief Operating Officer of Medifast, Inc. In March 2011, Margaret also became the Chief Executive Officer of Take Shape for Life. Prior to joining the Company in 2000, she worked with the firm of Carrington, Coleman, Sloman and Blumenthal in Dallas, Texas. As Medifast continues to see strong year-over-year growth, Ms. Sheetz has provided the operational and technical leadership that has resulted in Medifast providing the proper infrastructure to support the growth of the Company. Her accomplishments include making dramatic productivity improvement in the Company’s operational capabilities, as well as building a strong infrastructure of distribution, manufacturing, information systems and human resource operations necessary to support rapid business growth. Ms. Sheetz was first selected as a Management Director in 2008 after she had assumed the positions of President and Chief Operating Officer of Medifast, Inc. Her leadership and oversight skills are greatly admired, and she is recognized in the Company as a detail-oriented executive who builds high-performance teams. The Board considers her the source person to get information pertinent to the oversight of Medifast’s operations. Ms. Sheetz is the daughter of Bradley T. MacDonald and the niece of Michael C. MacDonald.

Ms. Sheetz supports the efforts of the American Diabetes Association, the American Heart Association and the Toys for Tots Foundation. She sits on the Board of Directors for Stevenson University, the Greater Baltimore Committee, Siloam, and is also a member of the Villanova President’s Leadership Circle. In addition she is the managing trustee of the MacDonald Family Foundation and the Take Shape for Life Foundation which focuses on grants to support educational programs for disadvantaged students. Ms. Sheetz is an active member of Vistage, an organization of top area business leaders who meet regularly to discuss business challenges, get peer advice, and learn how to take smart risks to move their companies confidently to the next level. She holds a Bachelor of Arts degree from Villanova University and received an Executive MBA from Loyola University.

Brendan N. Connors, CPA, age 34.   Mr. Connors has been the Chief Financial Officer of Medifast since May 2010. Mr. Connors joined Medifast as the Vice President of Finance in April of 2005. Prior to joining Medifast, Mr. Connors worked as a Senior Accountant at Wolf &Company P.C., a certified public accounting and consulting firm in Boston, MA.

Directors

Harvey C. “Barney” Barnum, Jr., age 71, was sworn in as the Deputy Assistant Secretary of the Navy for Reserve Affairs on July 23, 2001. In this capacity he was responsible for all matters regarding the Navy and Marine Corps Reserve including manpower, equipment, policy and budgeting. On Jan. 20, 2009, Barnum was designated Acting Assistant Secretary of the Navy (Manpower and Reserve Affairs), a position he held until May 2009. Mr. Barnum was the fourth Marine to be awarded the nation’s highest honor, the Medal of Honor for valor in Vietnam. He retired from the Marine Corps as a Colonel in August 1989 after 27 and one-half years of service. Barnum served multiple tours as an artilleryman with both the 3rd and 2nd Marine Divisions to include two tours in Vietnam; 2nd Marine Aircraft Wing; guard officer at Marine Barracks, Pearl Harbor, and operations officer, Hawaiian Armed Forces Police; weapons instructor at the Officer Basic School; four years at Marine Corps Recruit Depot, Parris Island, as commanding officer, Headquarters Company and the 2nd Recruit Training Battalion of the Training Regiment; Chief of Current Operations, US Central Command where he planned and executed the first U.S./Jordanian joint exercise staff as the commander of U.S. Forces and twice planned and executed Operation Bright Star spread over four southwest Asian countries involving 26,000 personnel. Headquarters Marine Corps tours included: aide to the assistant commandant as a captain and deputy director Public Affairs, Director Special Projects Directorate and Military Secretary to the Commandant as a colonel. Upon retirement in 1989, Barnum served as the principal director, Drug Enforcement Policy, Office of the Secretary of Defense. Barnum’s personal medals and decorations include: the Medal of Honor; Defense Superior Service Medal; Legion of Merit; the Bronze Star Medal with Combat “V” and gold star in lieu of a second award; Purple Heart; Meritorious Service Medal; Navy Commendation Medal; Navy Achievement Medal with Combat “V”; Combat Action Ribbon; Presidential Unit Citation; Army Presidential Unit Citation; Joint Meritorious Unit Award; Navy Unit Citation; two awards of the Meritorious Unit Citation; the Vietnamese Cross of Gallantry (silver) and the Department of the Navy Distinguished Public Service Award. Barnum has attended The Basic School, U.S. Army Field Artillery School, Amphibious Warfare School, U.S. Army Command and General Staff College and the U.S. Naval War College. He is the past president of the Congressional Medal of Honor Society, Connecticut Man of the Year ’67, presented Honorary LegumDoctorem St Anselm College; Rotary Paul Harris Fellow; Abe Pollin Leadership Award ’03, Marine Corps League “Iron Mike” Award, Order of the Carabao Distinguished Service Award, and Ted Williams Leadership Award.

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

Barry B. Bondroff, CPA, age 63, is an officer and director with Gorfine, Schiller &Gardyn, PA, a full-service certified public accounting firm offering a wide range of accounting and consulting services. Previously, he was a Senior Managing Director with SMART. Mr. Bondroff brings over 35 years of experience providing companies of all sizes and industries with practical and cost-effective accounting, assurance, tax, business, technology and financial advisory services. Prior to managing SMART, Mr. Bondroff was the Managing Director for Grabush, Newman & Co., P.A., which combined with SMART in May 2003. Mr. Bondroff began his career with Grabush Newman in 1970, and in 1976 became Officer and was promoted to Managing Director in 1982. He earned his Bachelor of Science degree in Accounting from the University of Baltimore. Additionally, Mr. Bondroff serves on the Board of Directors for the publicly traded First Mariner Bank of Maryland, a NASDAQ listed SEC registrant. He is active with First Mariner serving on the Executive Committee, Loan Committee, Audit Committee and as Chairman of the Compensation Committee. In addition to his professional affiliations, Mr. Bondroff served on the Executive Committee for Israel Bonds and was a Director of Cycle Across Maryland. He has served the National Jewish Medical and Research Center, the Jewish Center for Business Development and has assisted the Baltimore Symphony Orchestra in its fundraising efforts. In addition, Mr. Bondroff was a past President and Treasurer of the Edward A. Meyerberg Northwest Senior Center, and also served as a Member of the Board of Directors for the Levindale Hebrew Geriatric Center and Hospital. He currently serves as Treasurer for Special Olympics of Maryland, as a Trustee for Stevenson University in Maryland and a member of the Audit Committee of the Associated.

Barry B. Bondroff was first selected as a Director in 2008 because of his more than 36 years experience as a CPA, and with corporate governance including serving on the Board of another public Company. He utilizes that experience as a financial expert and his elected position of Vice Chairman of the Board. His service on the Audit Committee and Nominating Committee and his availability as a local director in Baltimore provide for local oversight and practical consulting in the area of financial management, risk assessment and Sarbanes-Oxley regulations. He also provides an extensive rolodex that assists Medifast’s management team to find the best talent in the market to assist in our growth and development.

Charles P. Connolly, age 63 is currently an independent director focusing on bank relationships, debt refinancing, merger and acquisition strategy and executive compensation design. Mr. Connolly spent 29 years at First Union Corp. that merged with Wachovia Bank in 2001. He retired in 2001 as the President and CEO of First Union Corp. of Pennsylvania and Delaware. Mr. Connolly serves on the Boards of numerous profit and non-profit organizations. He holds an MBA from the University of Chicago and AB from Villanova University.

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

Jason L. Groves, Esq., age 41, is the Company’s Executive Vice President and General Counsel. Prior to joining Medifast as EVP and General Counsel in November 2011, Mr. Groves previously spent ten years with Verizon. He was most recently the Assistant Vice President of Government Affairs for Verizon Maryland, since 2003. Mr. Groves is also an Army veteran. He was a direct commissioned Judge Advocate in the United States Army Judge Advocate General’s Corp (JAG). As a JAG Officer, he practiced law and had the distinction of prosecuting criminal cases in the District Court of Maryland as a Special Assistant United States Attorney. Over the course of three years, he received two Army Achievement Medals, and one Army Commendation Medal. Mr. Groves received his Bachelor of Science degree, cum laude, in Business with a concentration in Hospitality Management, from Bethune-Cookman University. He also obtained his law degree from North Carolina Central University School of Law and is a member of the New Jersey and District of Columbia bars as well as several bar associations. Additionally, he sits on several non-profit boards including Anne Arundel Medical Center and the Maryland Hospital Association.

Jason L. Groves, Esq. was first selected as a Director in 2009 based on his military, business and legal background. In addition he has extensive experience with government relations, knowledge of the healthcare and communications technology fields. He was a Federal prosecutor thus providing keen insight on the regulatory and legal issues the company faces in today’s business climate. His service on the Audit Committee has provided timely oversight for all projects he has undertaken.

George J. Lavin, Jr., Esq., age 83, was the senior founding partner of Lavin, O’Neil, Ricci, Ceprone & Disipio. Mr. Lavin is a 1951 graduate of Bucknell University. He attended the University of Pennsylvania School of Law, receiving an L.L.B. in 1956, and then served as a Special Agent, Federal Bureau of Investigation, United States Department of Justice, until 1959. Mr. Lavin has extensive national experience in products liability defense. He has had regional responsibilities in several automotive specialty areas, and was called upon to try matters throughout the county on behalf of his clients. Mr. Lavin's practice emphasized his commitment to defending the automotive industry. Mr. Lavin is admitted to practice before the Supreme Court of Pennsylvania, the United States Court of Appeals for the Third Circuit and the United States District Courts for the Eastern and Middle Districts of Pennsylvania. He is a member of the Faculty Advisory Board of the Academy of Advocacy, the Association of Defense Counsel, The Defense Research Institute, The American Board of Trial Advocates, and the Temple University Law School faculty. He has also been elected a fellow of the American College of Trial Lawyers. On March 1, 1994, Mr. Lavin assumed the title of Counsel to his name sake firm. Mr. Lavin has served as the General Counsel to the Augustinian order of Villanova, PA.

George J. Lavin, Esq. was first selected as a Director in 2005 for his prestigious demonstrated legal experience on behalf of major international businesses, management experience in his law firm and his extensive service with the FBI. His current selection as Director values his experiential oversight on legal matters as well as his service on the Audit Committee and mentoring talents.

Sr. Catherine T. Maguire RSM, age 61, a Sister of Mercy, has served as Associate Executive Director at SILOAM, a Body, Mind, Spirit wellness center for the HIV/AIDS community, from 1997 - 2010. Prior to this Sr. Maguire worked in AIDS Ministry within the prison system in Washington, DC. and served as vocation director for her religious community for 8 years. She received a BS degree in Education/English in 1972, a MS degree in Library Science in 1974 both from Villanova University, and a MA degree in Theology with an emphasis in Pastoral Ministry & Spirituality in 1995 from St. Michael’s College in Vermont. She served on the Board of the National Religious Vocation Conference from 1990-1992.

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

John P. McDaniel, age 69, is a seasoned healthcare executive with more than 36 years of experience as a chief executive officer, most recently at MedStar Health in Columbia, Maryland, one of the largest and most comprehensive healthcare delivery systems in the mid-Atlantic region with annual revenues exceeding $4 billion, encompassing 25,000 employees 5,000 physicians and nine leading hospitals and other health related businesses. Mr. McDaniel has a degree in Business Administration from Wittenberg University, a MHA in Health Management and Policy from the University of Michigan, and an Honorary Doctorate of Humane Letters (LHD) from Wittenberg University. He is presently Chair and Partner in The Hickory Ridge Group, an advisory, development and Investment company that focuses on emerging healthcare and technology related entities. He is also a past member of the board of the Greater Baltimore Committee, a member of the Executive Committee of the Greater Washington Board of Trade, Wittenberg University and is Chair of the Washington Real Estate Trust (WRE) a NYSE listed company.

John P. McDaniel was first elected a Director in 2009 for his extensive executive and entrepreneurial experience as well as his service on other public boards. His extensive management and Board knowledge concerning the health care industry and health care policy will provide seasoned oversight on behalf of shareholders. Because of his Board related experience and leadership experience as a member of the Maryland Racing Commission, Director of First Mariner Bank and former CEO of Medstar Health Systems, he is serving on the Executive, Audit and Compensation Committees in order to bring his business acumen and organizational knowledge to the Company.

Jeannette M. Mills, age 45, currently serving as senior vice president with the Baltimore Gas and Electric Company, a subsidiary of Constellation Energy. A Baltimore, MD native, Mills earned her Bachelor of Science in Electrical Engineering from Virginia Polytechnic Institute & State University (Virginia Tech) and she currently serves on the Advisory Board of the Bradley Department of Electrical and Computer Engineering. In 2006, Ms. Mills earned her Masters of Business Administration from Loyola College. Ms. Mills also works in the community, serving on the Board of Directors for Voices for Children. The Leadership (a program of the Greater Baltimore Committee), the Baltimore Polytechnic Institute Foundation, Inc., and the Esophageal Cancer Action Network (ECAN).

Ms. Mills was first selected as a Director in 2008 not only for her technical background but primarily for her high level of executive experience. Her service as Chairperson of the Compensation Committee has effectively utilized her talents to review and assess the operations and metrics used to evaluate key executives in the company. She has been instrumental in providing guidance and direction to ensure that all executives maintain the transparent high performance culture, and entrepreneurial philosophy of executive compensation balanced with appropriate risk assessment analysis.

Jerry D. Reece, age 71, is chief executive officer of Reece & Nichols: Real Estate, Mortgage, Title Insurance. The real estate arm of the company is the largest real estate brokerage in Greater Kansas City. With over 40 years experience in real estate, Jerry Reece formed J.D. Reece Realtors in early 1987. He sold the company in 2001 to Homeservices of America, Inc. a Berkshire Hathaway affiliate. After graduating from the University of Oregon in 1963 with a B.S. in Finance, Jerry Reece joined the United States Marine Corps and served in Hawaii and Vietnam as a first lieutenant. Following active duty, he continued his service in the Marine Corps Reserve. His various assignments included the command of a rifle battalion and service as a member of the Secretary of the Navy's Marine Corps Reserve Policy Board at the Pentagon. Retired with the rank of Colonel, he is a past member of the Board of Directors of the Marine Toys for Tots Foundation. His personal decorations include the Legion of Merit, The Navy Commendation Medal with Combat "V" and the Combat Action Ribbon.

Jerry D. Reece was first selected as a Director in 2009 for his executive, entrepreneurial and broad real estate expertise. He is a leader in his community in Kansas City and has served on many for profit and nonprofit Boards, He is a decorated Vietnam veteran who has both civil and military executive experience to provide oversight and be a resource for executive and real estate matters requiring Board and corporate governance oversight. Mr. Reece was an Advisory Board Member of Commerce Bank, K.C., from 2003 to 2011.

Donald F. Reilly, OSA, age 64, holds a Doctorate in Ministry (Counseling) from New York Theological and an M.A. from Washington Theological Union as well as a B.A. from Villanova University. Reverend Don Reilly was ordained a priest in 1974. His assignments included Associate Pastor, Pastor at St. Denis, Havertown, Pennsylvania, Staff at Villanova University, Personnel Director of the Augustinian Province of St. Thomas of Villanova, Provincial Counselor, Co-Founder of SILOAM Ministries where he ministers and counsels HIV/AIDS patients and caregivers. He is currently on the Board of Directors of Villanova University. He also serves on the Board of Trustees of Merrimack College, MA, St. Augustine Prep, NJ, and Malvern Prep, PA. Fr. Reilly was Prior Provincial of the Augustinian Order at Villanova, PA from 2002 - 2010. He oversaw more than 220 Augustinian Friars and their service to the Church, teaching at universities and high schools, ministering to parishes, serving as chaplain in the Armed Forces and hospitals, ministering to AIDS victims, and serving missions in Japan, Peru, and South Africa. Fr. Reilly is currently the President of St. Augustine Preparatory School in Richland, New Jersey.

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

Director Independence

As of March 14, 2012, the Board consists of 13 members, 9 of whom are non-management directors. Determination as to the qualifications of an independent directors are determined under section 303A.02 of the New York Stock Exchange, or the NYSE, Listed Company Manual and the Company’s Categorical Standards of Independence. The NYSE’s independence guidelines and the Company’s categorical standards include a series of objective tests, such as the director is not an employee of the Company and has not engaged in various types of business dealings involving the Company, which would prevent a director from being independent. The Board of Directors has affirmatively determined that none of the Company’s independent directors had any relationships with the Company.

The Board, in applying the above referenced standards, has affirmatively determined the Company’s current independent directors are: Harvey C. Barnum, Jr., Barry B. Bondroff, Charles P. Connolly, George J. Lavin, Jr. Esq., Catherine T. Maguire, John P. McDaniel, Jeannette M. Mills, Jerry D. Reece, and Donald F. Reilly.

Board Meetings

For the fiscal year ended December 31, 2011 (“Fiscal 2010”), the Board of Directors held six meetings. All Board members attended at least 75% of the aggregate number of Board meetings and applicable committee meetings held while such individuals were serving on the Board of Directors, or such committees. Under the Company’s Principles of Corporate Governance, which is available on the Company’s website www.choosemedifast.com, by following the link through “Investor Relations” to “Corporate Governance,” each director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including attending meetings of the shareholders of the Company, the Board of Directors and committees of which he or she is a member. Three directors attended the 2011 annual shareholder meeting.

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

Audit Committee

Our audit committee consists of Charles P. Connolly, Chairperson, Barry B. Bondroff, George J. Lavin, Jr. Esq., and John P. McDaniel each of whom are independent as discussed above under “Director Independence.” As required by Rule 303A.07 of the NYSE Listed Company Manual, the Board of Directors has affirmatively determined that each audit committee member is financially literate, and that Mr. Connolly is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.

The principal duties of the audit committee are as follows:

•	have the sole authority and responsibility to hire, evaluate and, where appropriate, replace the independent auditors;

•	meet and review with management and the independent auditors the interim financial statements and the Company’s disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations prior to the filing of the Company’s Quarterly Reports on Form 10-Q;

•	meet and review with management and the independent auditors the financial statements to be included in the Company’s Annual Report on Form 10-K (or the annual report to shareholders) including (i) their judgment about the quality, not just acceptability, of the Company’s accounting principles, including significant financial reporting issues and judgments made in connection with the preparation of the financial statements; (ii) the clarity of the disclosures in the financial statements; and (iii) the Company’s disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations, including critical accounting policies;

•	review and discuss with management, the internal auditors and the independent auditors the Company’s policies with respect to risk assessment and risk management;

•	review and discuss with management, the internal auditors and the independent auditors the Company’s internal controls, the results of the internal audit program, and the Company’s disclosure controls and procedures, and quarterly assessment of such controls and procedures;

•	establish procedures for handling complaints regarding accounting, internal accounting controls and auditing matters, including procedures for confidential, anonymous submission of concerns by employees regarding accounting and auditing matters;

•	Review and discuss with management, the internal auditors and the independent auditors the overall adequacy and effectiveness of the Company’s legal, regulatory and ethical compliance programs, and

•	Serve as a communication report to link under Company Whistle blower Policy.

Our Board of Directors has adopted a written charter for the audit committee which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance.” In fiscal 2011, the audit committee met twelve times.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Very Rev. Donald F. Reilly, Chairperson, Sister Catherine T. Maguire, and Barry B. Bondroff, all of whom are independent as discussed above under “Director Independence.” The Nominating and Corporate Governance Committee identifies and recommends to the Board of Directors qualified candidates for election as Directors, recommends Director Committee assignments, and recommends actions necessary for the proper governance of Medifast, Inc., and for the evaluation of the performance of the Board of Directors and Chief Executive Officer. With input from the Executive Chairman of the Board and Chief Executive Officer, the Nominating and Corporate Governance Committee recommends certain executive officers for annual election. The Nominating and Corporate Governance Committee reviews issues and developments related to corporate governance practices and makes recommendations to the Board of Directors on changes in structure, rule or practice necessary for compliance and for good corporate governance. The Nominations committee has been tasked to assist the Chairman in selecting the most qualified and appropriate directors to serve on the Company’s separate Board committees.

The Company’s Nominating and Corporate Governance Committee Charter provides that the skills and characteristics required generally of Directors include diversity, age, business background and experience, accomplishments, experiences in Medifast, Inc.’s business and a willingness to make the requisite commitment of time and effort. Accordingly, the Board of Directors has not set minimum standards for Director candidates. Rather, it seeks highly qualified individuals with diverse backgrounds, business and life experiences that will enable them to constructively review and guide management of the Company. Medifast, Inc. has successfully obtained diverse highly qualified candidates for Directors without utilizing a paid outside consultant. The Corporate Governance Committee considers and evaluates potential Director candidates and makes its recommendations to the full Board of Directors. Any shareholder may submit a recommendation for nomination to the Board of Directors by sending a written statement of the qualifications of the recommended individual to the Corporate Secretary, Medifast, Inc., 11445 Cronhill Dr., Owings Mills, Maryland 21117. The Nominating and Corporate Governance Committee will utilize the same process for evaluating all nominees, regardless of whether the nominee recommendation is submitted by a shareholder or some other source.

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

Our Board of Directors has adopted a written charter for the nominating and corporate governance committee, which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance” or in print to any shareholder who requests it as set forth under “Additional Information — Annual Report, Financial and Additional Information.” In fiscal 2011, the nominating and corporate governance committee met four times.

Compensation Committee

The compensation committee currently consists of Jeannette M. Mills, Chairperson, John P. McDaniel and Jerry D. Reece, all of whom were independent as discussed above under “— Director Independence.”

The principal duties of the compensation committee are as follows:

•	measure the Chief Executive Officer’s performance against his goals and objectives pursuant to the Company plans;

•	determine the compensation of the Chief Executive Officer after considering the evaluation by the Board of Directors of his performance;

•	review and approve compensation of elected officers and all senior executives based on their evaluations, taking into account the evaluation by the Chief Executive Officer;

•	review and approve any employment agreements, severance arrangements, retirement arrangements, change in control agreements/provisions, and any special or supplemental benefits for each elected officer and senior executive of the Company;

•	approve, modify or amend all non-equity plans designed and intended to provide compensation primarily for elected officers and senior executives of the Company;

•	make recommendations to the Board regarding adoption of equity plans;

•	modify or amend all equity plans; and

•	review the executive compensation philosophy of the Company, assess any risks which may be reasonably deemed material to the Company, and recommend to the Board any changes deemed necessary to the Company executive compensation plan or any sales channel compensation plan.

Our Board of Directors has adopted a written charter for the compensation committee which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance.” In fiscal 2011, the Compensation Committee met four times.

Executive Committee

Michael C. MacDonald, Chairperson, Barry B. Bondroff, Jason L. Groves, Jeannette M. Mills, Jerry D. Reece, and Margaret E. Sheetz are members of the Executive Committee. The Executive Committee has all the authority of the Board of Directors, except with respect to certain matters that by statute may not be delegated by the Board of Directors. The Committee meets periodically during the year to develop and review strategic operational and management policies for the Company. The Committee held one meeting during fiscal 2011.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was an employee during 2011, or has ever been an officer of Medifast or its subsidiaries. No executive officer of Medifast has served as a director or a member of the Compensation Committee of another Company whose executive officers are also members of Medifast’s Board of Directors or Compensation Committee.

DIRECTOR COMPENSATION

The non-employee Directors of Medifast, Inc. receive an annual stock grant for their services as director. In 2011, each director received 500 shares of restricted stock, with the exception of the Vice-Chairman of the Board, Barry Bondroff whom received 600 shares. In 2011, Directors received a meeting fee for attending either quarterly committee or Board of Director meetings. The Committee fees and Board of Director meeting fees may be received in cash or converted to Medifast stock at a 125% premium based on each Board members election. For additional committee meetings or board service, Directors receive $1,500 per day or a pro rata portion thereof. Employee Directors do not receive any additional compensation for their services as director.

2011 Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total

Harvey C. Barnum	$375	$33,689	$34,064
Barry B. Bondroff	19,560	33,443	53,003
Charles P. Connolly	22,560	51,693	74,253
Jason L. Groves	12,800	21,190	33,990
George Lavin, Jr., Esq.	5,300	51,693	56,993
Michael C. MacDonald (2)	12,750	72,183	84,933
Catherine T. Maguire	9,375	22,444	31,819
John P. McDaniel	7,875	36,198	44,073
Jeannette M. Mills	1,970	41,193	43,163
Jerry D. Reece	280	33,690	33,970
Rev. Donald F. Reilly, OSA	21,500	40,980	62,480

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

(2)	Michael C. MacDonald’s director compensation is for the period January 1, 2011 to November 3, 2011. On November 4, 2011, the Board of Directors appointed Michael C. MacDonald as the Executive Chairman of the Board. On February 8, 2012, he was appointed to the additional position of Chief Executive Officer.

The table below summarizes the equity based awards held by the Company’s non-employee directors as of December 31, 2011.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise	Option Expiration	Number Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that have not Vested
	Exercisable	Un-Exercisable	Price ($)	Date	Vested (#)	($)(1)
Charles P. Connolly	-	-	-	-	1,000	$13,720
George Lavin, Jr., Esq.	-	-	-	-	1,000	13,720
Michael C. MacDonald (2)	-	-	-	-	2,000	27,440
Rev. Donald F. Reilly, OSA	-	-	-	-	2,000	27,440

(1)	The market value of shares of stock that have not vested is based on the closing price of our common stock on December 30, 2011, or $13.72 per share.

(2)	Michael C. MacDonald’s shares that have not yet vested relate to previous restricted stock grants during his tenure as a Director. On November 4, 2011, the Board of Directors appointed Michael C. MacDonald as the Executive Chairman of the Board. On February 8, 2012, he was appointed to the additional position of Chief Executive Officer.

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

The Board of Directors approved restricted stock grants effective November 4, 2011 to Michael C. MacDonald on the date of his appointment as Executive Chairman of the Board of Directors. He was granted 60,000 shares as an employee inducement which will vest in three annual installments beginning on the first anniversary of the November 4, 2011 grant date.

ADDITIONAL INFORMATION

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of equity securities of the Company. Directors, officers and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them. In 2011, with one exception noted below, to the Company’s knowledge, based solely on a review of the copies of such filings on file with the Company and written representations from the Company’s directors and executive officers, we believe all Section 16(a) filing requirements have been made by the Company’s directors, executive officers and greater-than-ten-percent beneficial owners in fiscal 2011. For the fiscal year ended December 31, 2011, we have identified one late filing. Due to an administrative error, the required Form 4 for the sale of Company shares in November 2011 by Mr. Lavin was inadvertently late.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Purpose and Philosophy

The Compensation Committee of the Board of Directors is responsible for developing and recommending to the Board of Directors the executive compensation program for the five named executive officers: (referred to in this section as the “executive officers”). Each of these executive officers is included in the Summary Compensation Table and the related tables beginning on page 50.

The Compensation Committee is responsible for creation and periodic review of the overall executive compensation philosophy of the Company related analysis and assessment of any material risk to the Company related thereto, and it outlines the components of executive compensation for the executive officers. The Company believes that strong, effective leadership is the cornerstone of its continued growth and success. To be successful, the company must be able to attract, retain, and motivate highly qualified executive officers with the competencies needed to excel in a rapidly changing marketplace and to understand issues relating to a diverse group of companies in several different industries.

Executive compensation at Medifast is focused on executive performance keyed to results. The Company provides fair and equitable compensation to its executive officers by combining conservative base pay, annual cash incentive, and stock-based long-term incentive. The Executive Cash Bonus Plan is designed to reward executives for the Company’s current year financial success and recognize the responsibilities of the executive officers for meeting the Company’s financial performance goals. Stock-based incentives focus on long-term performance by aligning the executive officers’ long-term financial interests with Company’s shareholders’ interest.

Total direct compensation which includes base pay, annual cash incentive and stock-based long-term incentive is measured against organizations in the general weight-loss industry. In general, there are different kinds of diet products and programs within the weight loss industry. These include a wide variety of commercial weight loss programs, pharmaceutical products, weight loss books, self-help diets, dietary supplements, appetite suppressants and meal replacement shakes and bars. Some of our competitors are substantially larger than we are, and have considerably greater financial resources than we have. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining executive leadership with an attractive compensation package. The Company targets total direct compensation for each executive officer near median for organizations in the general weight-loss industry. The mix of pay (base pay, annual cash incentive and long-term incentive) is designed to reflect a strong bias towards pay for performance by placing a majority of target compensation at risk. The only element of total direct compensation that is not performance based is base pay. Both annual cash incentive and long-term incentive are performance based.

Elements of Executive Compensation

Base Salary

Our base salary determinations principally reflect the skills and performance levels of individual executives, the needs of the Company, and pay practices of comparable public companies within the general health and wellness diet industry. Medifast’s identified peers in the general health and wellness diet industry are NutriSystem Inc., eDiets.com, Herbalife Ltd., USANA Health Sciences, and Weight Watchers International Inc. It is not our policy to pay our executive officers at the highest base salary level. Instead, we establish executive base salaries below the midpoint level relative to our peers. We believe this policy sets a prudent and fiscally responsible tone for the Company’s overall base salary compensation programs. Please refer to the discussion below under “Peer Group” for a more detailed discussion of our use of peer group and general industry revenue data.

Target Bonus

Cash bonuses principally reflect the Company’s financial performance and achievement of corporate objectives established by our Board prior to the fiscal year. The executive bonus plan is designed to reward our executives for the achievement of shorter-term financial goals, predominantly revenue growth, profitability, and cash flow. In consultation with the Executive Chairman and Chief Executive Officer, the Compensation Committee evaluates, adjusts and approves the amount and allocation of the bonus pool to each executive officer. In determining the cash bonus allocation among senior executives, the Compensation Committee and the Executive Chairman and Chief Executive Officer consider each executive’s a) contribution to current and long-term corporate goals, and b) value in the labor market.

The financial targets for annual cash incentive are premised upon the executive officers delivering on their financial performance projections to Medifast, Inc. as reflected in part, in the annual budget approved by the Board of Directors. In 2011 targeted annual incentive compensation was tied to the annual budget approved by the Board of Directors. The Compensation Committee set the target for pre-tax profit as a percentage of sales at 10%, the target for corporate revenue at $310 million, and net increase in cash, cash equivalents, and investments at $15.5 million, excluding treasury stock repurchases. The target performance level is set to promote solid performance. The financial targets for annual cash incentive are divided into three components as follows:

1.	Pre-Tax profit as a percentage of sales. Each executive officer receives 33.33% of the total target payout if the Company achieves the targeted pre-tax profit as a percentage of sales. Each officer receives a portion of the total target payout if the Company achieves the targeted performance level, and additional increments for performance above the target. For pre-tax earnings as a percentage of sales the target was 10%. The Company was below the threshold performance level for pre-tax earnings as a percentage of sales in 2010 at 9.4% compared to the target of 10%.

2.	Corporate Revenue. Each officer receives 33.33% of the total target payout if the Company achieves the targeted sales amount for the full year. Each officer receives a portion of the total target payout if Medifast, Inc. achieves the targeted performance level, and additional increments for performance above the target. For corporate sales the target was $310 million. The Company was below the targeted performance level for sales in 2011 finishing at $298.2 million, or $11.8 million below the target set by the Board.

3.	Net increase in cash, cash equivalents, and investments. Each officer receives 33.33% of the total target payout if the Company achieves the targeted net cash increase for the full year. Each officer receives a portion of the total target payout if the Company achieves the targeted performance level, and additional increments for performance above the target. The net increase in cash and cash equivalents, excluding treasury stock repurchases target was $15.5 million. The Company exceeded the maximum performance level for the net increase in cash and cash equivalents in 2011 by generating a $19.8 million net increase in cash, cash equivalents, and investments, excluding repurchases of treasury stock.

Equity Compensation

Stock option and restricted stock awards principally reflect the responsibilities to be assumed by each executive in the upcoming fiscal year, the responsibilities of each executive in prior periods, the size of awards made to each executive in prior years relative to the Company’s overall performance, available stock for issuance under our Option Plan, and potential grants in future years. The Committee believes that stock option and restricted stock grants (1) align the interests of executives with long-term stockholder interests as the grants vest up to 6 years, (2) give executives a significant, long-term interest in the Company’s success, and (3) help retain key executives in a competitive market for executive talent. The restricted stock awards award the continuity of service of the executive officers since the restricted stock awards vest up to 6 years and unvested, restricted stock is forfeited upon voluntary termination. In addition, the value of shares awarded increase or decrease with the value provided to shareholders.

Equity Ownership by Executives

We do not currently have a formal equity ownership requirement for our executives. However, we encourage our executives to own equity in the Company on a voluntary basis. All of our executive officers own stock, restricted stock and vested and unvested stock options. We periodically review the vested and unvested equity holdings of our executives and evaluate whether these holdings sufficiently align the interests of our executives with the long-term interests of our stockholders. We may consider adopting equity ownership requirements in the future.

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

For 2011, the peer group was comprised of five corporations listed above. The peer group revenue range is from $401 million to $3.5 billion with a median revenue of $1.7 billion for 2011. The peer group revenue percent change ranged from a decline of 21.2% to an increase of 26.3%, with a median revenue increase of 13.4% in 2011.

Advisory Vote on the Company’s Executive Officers’ Compensation

At last year's annual meeting, we provided our shareowners with the opportunity to cast an advisory vote regarding the compensation of our named executive officers as disclosed in the proxy statement for the 2011 Annual Meeting of Stockholders. At our 2011 annual meeting, our stockholders overwhelmingly approved the proposal, with more than 97% of the votes cast voting in favor of the proposal. We also asked our shareowners to indicate if we should hold a "say-on-pay" vote every one, two or three years. Consistent with the recommendation of our board of directors, our shareowners indicated by advisory vote their preference to hold a say-on-pay vote every three years. After consideration of the 2011 voting results, and based upon its prior recommendation, our board of directors elected to hold a stockholder "say-on-pay" vote every three years. Because the vote on the Company’s Executive Officers’ Compensation is advisory, it will not be binding upon the board of directors or Human Resources and Compensation Committee. However, the board of directors or Human Resources and Compensation Committee will take the outcome of the vote into account when considering future executive compensation arrangements.

Compensation Committee Report

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in this Form 10-K. Based on the review and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included on the Form 10-K for the year-ended December 31, 2011. Based upon the Compensation Committee risk assessment, the Board does not believe the Executive Compensation Plan or any distribution channel compensation Plan presents a material risk to the Company as structured.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Jeannette M. Mills, Chairman

John P. McDaniel

Jerry D. Reece

2011 Summary Compensation Table

The following table sets forth the annual and long-term compensation for the last three fiscal years of the Company’s Executive Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer and the other most highly compensated executive officers. These individuals are collectively referred to as the Named Executive Officers.

		Salary	Stock Awards	Option Awards	Bonus	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Pricipal Position	Year	($)	($)(1)	($)(1)	($)(2)	($)	($)(3)	($)
Bradley T. MacDonald (4)	2011	250,000	270,000	-	468,000		3,700	991,700
Executive Chairman of the Board	2010	225,000	331,000	-	755,000		3,400	1,314,400
	2009	225,000	331,000	-	235,000		3,600	794,600

Michael S. McDevitt (5)	2011	250,000	532,000	-	560,000		7,000	1,349,000
Chief Executive Officer	2010	185,000	639,000	-	826,000		5,550	1,655,550
	2009	185,000	639,000	-	410,000		5,800	1,239,800

Margaret Sheetz	2011	225,000	450,000	-	477,000		6,800	1,158,800
Chief Operating Officer, President	2010	155,000	531,000	-	755,000		4,650	1,445,650
	2009	155,000	531,000	-	350,000		4,900	1,040,900

Brendan N. Connors	2011	185,000	151,000	-	167,000		5,550	508,550
Chief Financial Officer	2010	125,000	167,000	-	270,000		3,750	565,750
	2009	125,000	167,000	-	117,000		3,900	412,900

Michael C. MacDonald	2011	35,000	-	-	-		-	35,000
Chairman of the Board	2010	-	-	-	-		-	-
Chief Executive Officer	2009	-	-	-	-		-	-

(1)	Amounts shown represent the aggregate grant date fair value of the stock awards in the year indicated. For a discussion of the assumptions made in the valuation reflected in these columns, see Note 2 of Notes to Consolidated Financial Statements in this 10-K. The actual value that may be realized from an award is contingent upon the satisfaction of the conditions to vesting in that award on the date the award is vested. Thus, there is no assurance that the value, if any, eventually realized will correspond to the amount shown.

(2)	Bonus amounts determined as more specifically discussed above under “—Compensation Discussion and Analysis”.
(3)	The amounts represent the Company’s matching contributions under the 401(K) plan.

(4)	On October 31, 2011, due to health issues, Bradley T. MacDonald resigned as the Executive Chairman of the Board.

(5)	On February 8, 2012, Michael S. McDevitt departed as Chief Executive Officer and resigned as a Director of the Company.

2011 Grants of Plan-Based Awards

The Board of Directors approved restricted stock grants effective November 4, 2011 to Michael C. MacDonald on the date of his appointment as Executive Chairman of the Board of Directors. He was granted 60,000 shares as an employee inducement which will vest in three annual installments beginning on the first anniversary of the November 4, 2011 grant date.

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

The Medifast Board of Directors on July 24, 2008 approved restricted common stock grants to the Named Executives Officers with a 5 year vesting period, beginning on the grant date. Named Executive Officers were granted 425,000 shares of restricted common stock to retain their services over the next five years, reward their efforts in the participation of the successful succession and transition of the Company operations to the new senior management team, and incentivize continued sales and profit growth in accordance with targets set by the Board of Directors.

On January 25, 2008, the Board of Directors modified Bradley T. MacDonald’s compensation package for his role in the succession plan and business development initiatives as outlined in the December 31, 2006 10-K. The Board cancelled the 100,000 options granted to Mr. MacDonald on February 8, 2006 and replaced them with a restricted stock grant of 42,000 shares. The restricted shares vested over a period of 3 years beginning on January 25, 2009.

Outstanding Equity Awards at 2011 Fiscal Year-End Table

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise	Option Expiration	Number Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity incentive Plan Awards: Number of Unearned Shares, Units or Other rights
Name	Exercisable	Un-Exercisable	Price ($)	Date	Vested (#)(1)	($)(2)	(#)
Bradley T. MacDonald
Executive Chairman of the Board	-	-	-		74,000	1,015,280	-
Michael S. McDevitt
Chief Executive Officer	-	-	-		87,000	1,193,640	-
Margaret Sheetz
Chief Operating Officer, President	-	-	-		73,000	1,001,560	-
Brendan N. Connors
Chief Financial Officer	-	-	-		30,000	411,600	-
Michael C. MacDonald
Chairman of the Board
Chief Executive Officer	-	-	-		60,000	823,200	-

(1)	The restricted stock grants vest over five and six years of service as described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards”

(2)	The market value of shares of stock that have not vested is based on the closing price of our common stock on December 30, 2011, or $13.72 per share.

2011 Option Exercises and Stock Vested Table

The following table sets forth information regarding option exercises and stock vesting for the Named Executive Officers during 2011 and the resulting value realized.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)(1)	(#)	($)(2)
Bradley T. MacDonald			-	-
Executive Chairman of the Board	-	-	20,000	403,000
			20,000	409,800
			9,000	124,650

Michael S. McDevitt	-	-
Chief Executive Officer			33,333	812,992
			30,000	614,700
			24,000	483,600
			9,000	124,650

Margaret Sheetz
Chief Operating Officer, President	-	-	25,000	609,750
			25,000	512,250
			20,000	403,000
			8,000	110,800

Brendan N. Connors	-	-
Chief Financial Officer			5,000	121,950
			10,000	204,900
			8,000	161,200
			4,000	55,400

Michael C. MacDonald
Chairman of the Board	-	-	-	-
Chief Executive Officer

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise, multiplied by the number of options exercised.

(2)	Represents the number of restricted shares vested, and the number of shares vested multiplied by the fair market value of the common stock on the vesting date.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

We have entered into employment agreements with certain Named Executive Officers, certain terms of which are summarized below.

Bradley T. MacDonald. Mr. MacDonald entered into a five year employment agreement effective February 8, 2006. The employment agreement expired in 2011 and was not renewed. Mr. MacDonald was granted 100,000 options over a five year vesting period beginning on February 8, 2007 in consideration for his five year commitment and to align his interests with the interests of long-term shareholders. On January 25, 2008, the Board of Directors modified Mr. MacDonald’s compensation package for his role in the succession plan and business development initiatives as outlined in the December 31, 2006 10-K. The Board cancelled the 100,000 options granted to Mr. MacDonald on February 8, 2006 and replaced them with a restricted stock grant of 42,000 shares. The restricted shares will vest over a period of 3 years beginning on January 25, 2009. Upon termination of Mr. MacDonald’s employment by the Company without cause, or upon his resignation for good reason, he would be entitled to receive an amount equal to one and a half times the sum of his highest annualized salary payable in equal monthly installments 30 days after his termination of employment for a period of one year.

Michael S. McDevitt. Mr. McDevitt entered into a six year employment agreement effective February 8, 2006. The employment agreement expired in February 2012 and was not renewed. Mr. McDevitt was granted 200,000 shares of Medifast, Inc. restricted common stock over a six year vesting period beginning on February 8, 2006 in consideration for his six year commitment and to align his interests with the interests of long-term shareholders.

Margaret Sheetz. Ms. Sheetz entered into a six year employment agreement effective February 8, 2006. The employment agreement expired in February 2012 and was not renewed. Ms. Sheetz is presently an at will employee. Ms. Sheetz was granted 150,000 shares of Medifast, Inc. restricted common stock over a six year vesting period beginning on February 8, 2006 in consideration for her six year commitment and to align her interests with the interests of long-term shareholders.

Brendan N. Connors. Mr. Connors entered into a six year employment agreement effective February 8, 2006. The employment agreement expired in February 2012 and was not renewed. Mr. Connors is presently an at will employee. Mr. Connors was granted 30,000 shares of Medifast, Inc. restricted common stock over a six year vesting period beginning on February 8, 2006 in consideration for his six year commitment and to align his interests with the interests of long-term shareholders.

Potential Payments upon Termination or Change in Control

As of December 31, 2011, the Company had previously, as above noted, entered into employment agreements with each of the Named Executive Officers. As described in more detail above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards”. The employment agreements with the Named Executive Officers generally provide for the payment of benefits if the executive’s employment with the Company is terminated either by the Company without cause or by the executive for good reason. The employment agreements with the Named Executive Officers do not provide for any additional payments or benefits upon a termination of employment by the Company for cause, upon the executive’s resignation other than for good reason, as applicable, or upon the executive’s death or disability. Upon termination by the Company without cause, or upon his or her resignation for good reason, all of the Named Executive officers are entitled to receive an amount equal to one and a half times his or her highest annualized base salary payable in equal monthly installments 30 days after his or her termination of employment. The employment agreements with the Named Executive Officers expired on February 8, 2011 and February 8, 2012. If an executive had been terminated without cause or the executive officer resigned with good reason prior to the expiration of their employment agreements they would have received the following amounts as of December 31, 2011:

Severance ($) (1)
Bradley T. MacDonald	$375,000
Michael S. McDevitt	$375,000
Margaret Sheetz	$337,500
Brendan N. Connors	$277,500

(1) Based on 2011 salary

If there were a change in control, which is defined as a sale of the majority of the assets of the Company or a change of control of the Board of Directors as a result of a third party shareholder acquiring or holding over 10% of the common stock and attempting to nominate a majority of the Board of Directors in favor of his/her shareholder block, the executives would have received the following amounts as of December 31, 2011:

	Severance ($)(1)	Accelerated Vesting of Stock Awards ($)(2)	Total
Bradley T. MacDonald	$375,000	$1,015,280	$1,390,280
Michael S. McDevitt	375,000	1,193,640	1,568,640
Margaret Sheetz	337,500	1,001,560	1,339,060
Brendan N. Connors	277,500	411,600	689,100

(1) Based on 2011 salary.

(2) Accelerated vesting of stock awards were based on NYSE close price of the Common Shares

Compensation Polices and Risk

Medifast, Inc. does not believe that its compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Medifast, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows as of December 31, 2011, the amount and percentage of our outstanding common stock beneficially owned by each person who is known by us to beneficially own more than 5% of our outstanding common stock.

Name and Address of 5% Beneficial Owner	Shares Beneficially Owned (1)	Percent of Outstanding Common Stock

Thompson, Siegel &Walmsley, LLC (1)	1,191,793	8.5%
6806 Paragon Place Suite 300
Richmond, VA 23230

BlackRock Inc. (2)	1,141,346	8.1%
40 East 52nd Street
New York, NY 10022

(1)	Based solely on information reported on Schedule 13G filed by Thompson, Siegel & Walmsley, LLC on February 10, 2012. As reported in such filing, Thompson, Siegel &Walmsley, LLC has sole voting power with respect to 901,393 shares, shared voting power with respect to 290,400 shares of the Company’s common stock, and sole dispositive power with respect to 1,191,793 shares of the Company’s common stock.

(2)	Based solely on information reported on, as amended Schedule 13G filed by BlackRock, Inc. on February 10, 2012. As reported in such filing, BlackRock, Inc. has sole voting and dispositive power with respect to 1,141,346 shares of the Company’s common stock.

The following table shows as of March 14, 2012, the amount and percentage of our outstanding common stock beneficially owned (unless otherwise indicated) by each of our (i) directors and nominees for directors, (ii) Named Executive Officers and (iii) our directors, nominees for director and executive officers as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)(2)	Shares Acquirable Within 60 days	Percent of Outstanding Common Stock (%)

Bradley T. MacDonald (3)	684,148	-	4.87%
Michael S. McDevitt	421,346	-	3.00%
Margaret Sheetz	326,692	-	2.32%
Brendan N. Connors, CPA	115,484	-	*
Donald F. Reilly	84,049	-	*
Michael C. MacDonald	73,156	-	*
Charles P. Connolly	40,534	-	*
John P. McDaniel	29,682	-	*
Catherine T. Maguire	9,785	-	*
Leo V. Williams	14,000	-	*
George J. Lavin, Jr., Esq.	23,959	-	*
Barry B. Bondroff, CPA	18,059	-	*
Jeannette M. Mills	14,905	-	*
Harvey C. Barnum	2,070		*
Jerry D. Reece	2,070
Jason L. Groves	1,229		*

All directors, nominees for directors and executive officers as a group:	1,861,168	-	13.25%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Under those rules and for purposes of the table above (a) if a person has decision making power over either the voting or the disposition of any shares, that person is generally deemed to be a beneficial owner of those shares; (b) if two or more persons have decision making power over either the voting or the disposition of any shares, they will be deemed to share beneficial ownership of those shares, in which case the same shares will be included in share ownership totals for each of those persons; and (c) if a person held options to purchase shares that were exercisable on, or became exercisable within 60 days of, March 30, 2011, that person will be deemed to be the beneficial owner of those shares and those shares (but not shares that are subject to options held by any other stockholder) will be deemed to be outstanding for purposes of computing the percentage of the outstanding shares that are beneficially owned by that person. Information supplied by officers and directors.

(2)	Unless otherwise noted, reflects the number of shares that could be purchased by exercise of options available at March 14, 2012, or within 60 days thereafter under our stock option plans.

(3)	The shares set forth as beneficially owned by Mr. Bradley T. MacDonald include 133,667 shares owned by the MacDonald Family Trust. His daughter, Margaret Sheetz, beneficially owns 326,692 shares which added to Bradley T. MacDonald’s 684,148 beneficially owned shares results in 1,010,840 shares owned by the MacDonald family.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2011, there were no related party transactions. See pages 43 and 44 for additional information under the headings “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following services were provided by McGladrey & Pullen, LLP, RSM McGladrey , Inc. (RSM McGladrey, Inc. was an affiliate of McGladrey & Pullen, LLP operating under an alternative practice structure. On December 1, 2011, McGladrey & Pullen, LLP acquired RSM McGladrey, Inc.), during fiscal 2011 and fiscal 2010:

	2011	2010

Audit Fees (1)	$203,000	$391,716
Audit -Related Fees (2)	35,000	35,000
Tax Fees (3)	269,687	2,668
All Other Fees	25,000	29,100

Total	$532,687	$458,484

(1)	Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, including the audit of internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002, and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related fees are for assurance services provided to audit the Company’s employee benefit plan.

(3)	Tax fees were billed for tax compliance services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are files as part of this report

(a)	1.	Financial Statements

See Index to the Consolidated Financial Statements on page 59 of this Annual Report

2.	Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3.	Exhibits

Reference is made to the Exhibit Index on page 79 of this Annual Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report.

MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Medifast, Inc.

We have audited the consolidated balance sheets of Medifast, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medifast, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Baltimore, Maryland

March 15, 2012

REPORT OF INDEDPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Medifast, Inc.

Owing Mills, Maryland

We have audited the consolidated statements of income, changes in stockholders’ equity and accumulated other comprehensive income, and cash flows of Medifast, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company and its subsidiaries for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

Marlton, New Jersey

March 29, 2010, except for notes 6, 9 and 13 which date is March 31, 2011

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$14,262,000	$17,165,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $504,000 and $237,000	1,477,000	623,000
Inventory	19,969,000	19,534,000
Investment securities	19,538,000	17,271,000
Income taxes, prepaid	5,434,000	3,266,000
Prepaid expenses and other current assets	2,251,000	2,108,000
Deferred tax assets	1,055,000	703,000
Total current assets	63,986,000	60,670,000

Property, plant and equipment - net	38,852,000	30,589,000
Trademarks and intangibles - net	1,003,000	1,072,000
Other assets	1,824,000	1,728,000

TOTAL ASSETS	$105,665,000	$94,059,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,830,000	$15,020,000
Current maturities of long-term debt and capital leases	1,426,000	944,000
Total current liabilities	20,256,000	15,964,000

Other liabilities
Long-term debt, net of current portion	3,337,000	4,648,000
Capital leases, net of current portion	914,000	207,000
Deferred tax liabilities	7,756,000	1,284,000
Total liabilities	32,263,000	22,103,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized; 15,510,185 and 15,431,101 issued and outstanding, respectively	16,000	16,000
Additional paid-in capital	36,076,000	32,938,000
Accumulated other comprehensive income	396,000	240,000
Retained earnings	60,658,000	42,117,000
Less: cost of 1,458,908 and 368,908 shares of common stock in treasury	(23,744,000)	(3,355,000)
Total stockholders' equity	73,402,000	71,956,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,665,000	$94,059,000

The accompanying notes are an integral part of these consolidated financial statements

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2011, 2010, and 2009
(in thousands, except per share data)

	2011	2010	2009

Revenue	$298,189	$257,552	$169,743
Cost of sales	(73,693)	(65,083)	(45,355)
Gross profit	224,496	192,469	124,388

Selling, general, and administrative expenses	(197,114)	(160,829)	(105,891)

Income from operations	27,382	31,640	18,497

Other income (expense):
Interest expense	(102)	(111)	(145)
Interest and dividend income	421	385	155
Other	(21)	(222)	(83)
	298	52	(73)

Income before income taxes	27,680	31,692	18,424
Provision for income taxes	(9,139)	(12,081)	(7,067)

Net income	$18,541	$19,611	$11,357

Basic earnings per share	$1.33	$1.39	$0.84
Diluted earnings per share	$1.31	$1.35	$0.77

Weighted average shares outstanding -
Basic	13,965,018	14,082,213	13,515,318
Diluted	14,198,495	14,572,921	14,736,639

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Years Ended December 31, 2011, 2010, and 2009

		Par Value	Additional		Accumulated
	Number	$0.001	Paid-In	Retained	other comp	Treasury
	of Shares	Amount	Capital	Earnings	income/(loss)	Stock	Total

Balance, December 31, 2008	14,585,960	$15,000	$25,250,000	$11,149,000	$(389,000)	$(1,956,000)	$34,069,000

Common stock issued to directors	49,000	100	207,000				207,100
Exercise of stock options	133,334	100	331,000			(331,000)	100
Warrants converted to common stock	44,647	100	214,000				214,100
Restricted shares issued to executives and directors	586,000	700	-				700
Share-based compensation tax benefit			303,000				303,000
Share-based compensation to executives and directors			2,151,000				2,151,000
Receipt of treasury stock as payment of note receivable						(931,000)	(931,000)
Purchase of treasury stock						(102,000)	(102,000)
Comprehensive income:
Net income				11,357,000			11,357,000
Net change in unrealized gain (loss) on investments, net					548,000		548,000
Comprehensive income							11,905,000

Balance, December 31, 2009	15,398,941	$16,000	$28,456,000	$22,506,000	$159,000	$(3,320,000)	$47,817,000

Common stock issued to directors	5,660		150,000				150,000
Restricted shares issued to executives and directors	16,500		-				-
Share-based compensation to executives and directors			2,528,000				2,528,000
Exercise of stock options	10,000		34,000				34,000
Purchase of treasury stock						(35,000)	(35,000)
Share-based compensation tax benefit			1,770,000				1,770,000
Comprehensive income:
Net income				19,611,000			19,611,000
Net change in unrealized gain (loss) on investments, net					81,000		81,000
Comprehensive income							19,692,000

Balance, December 31, 2010	15,431,101	$16,000	$32,938,000	$42,117,000	$240,000	$(3,355,000)	$71,956,000

Share-based compensation to executives and directors			2,524,000				2,524,000
Share-based compensation tax benefit			614,000				614,000
Restricted shares issued to executives and directors	79,084
Purchase of treasury shares						(20,389,000)	(20,389,000)
Comprehensive income:
Net income				18,541,000			18,541,000
Net change in unrealized gain (loss) on investments, net					156,000		156,000
Comprehensive income							18,697,000

Balance, December 31, 2011	15,510,185	$16,000	$36,076,000	$60,658,000	$396,000	$(23,744,000)	$73,402,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

 Years ended December 31,

	2011	2010	2009

Cash flows from operating activities:
Net income	$18,541,000	$19,611,000	$11,357,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	$8,344,000	$5,859,000	$5,267,000
Realized loss on investment securities, net	207,000	205,000	81,000
Common stock issued for services	-	50,000	207,000
Share-based compensation	2,524,000	2,628,000	2,151,000
Deferred income taxes	6,015,000	(70,000)	(218,000)

Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(854,000)	53,000	(228,000)
Inventory	(435,000)	(8,302,000)	2,624,000
Prepaid expenses and other current assets	(143,000)	1,639,000	(1,066,000)
Other assets	(971,000)	138,000	(162,000)
Accounts payable and accrued expenses	3,810,000	7,302,000	705,000
Income taxes, prepaid	(2,168,000)	(344,000)	(1,563,000)
Net cash provided by operating activities	34,870,000	28,769,000	19,155,000
Cash Flow from Investing Activities:
Sale of investment securities	8,064,000	5,487,000	1,178,000
Purchase of investment securities	(10,278,000)	(16,973,000)	(4,442,000)
Purchase of property and equipment	(14,273,000)	(12,055,000)	(5,117,000)
Purchase of intangible assets	(387,000)	-	(235,000)
Net cash used in investing activities	(16,874,000)	(23,541,000)	(8,616,000)
Cash Flow from Financing Activities:
Issuance of common stock, options and warrants	-	34,000	214,000
Proceeds of long-term debt	-	393,000	2,600,000
Repayment of long-term debt	(1,136,000)	(834,000)	(930,000)
Net change in line of credit	-	-	(3,163,000)
Decrease in note receivable	12,000	5,000	170,000
Excess tax benefits from share-based compensation	614,000	1,770,000	303,000
Purchase of treasury stock	(20,389,000)	(35,000)	(102,000)
Net cash provided by (used in) financing activities	(20,899,000)	1,333,000	(908,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,903,000)	6,561,000	9,631,000
Cash and cash equivalents - beginning of the period	17,165,000	10,604,000	973,000
Cash and cash equivalents - end of period	$14,262,000	$17,165,000	$10,604,000

Supplemental disclosure of cash flow information:
Interest paid	$96,000	$111,000	$145,000
Income taxes	$4,125,000	$10,677,000	$9,167,000
Supplemental disclosure of non cash activity:
Capitalized lease additions	$1,014,000	$-	$-
Treasury stock received in payment of note receivable	$-	$-	$931,500

The accompanying notes are an integral part of these consolidated financial statements.

Medifast, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

1. Nature of the Business

Medifast, Inc. (the "Company” or “Medifast”) is a Delaware corporation, incorporated in 1989. The Company’s operations are primarily conducted through six of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc. ("Jason"), Take Shape for Life, Inc. (“TSFL”), Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, and Seven Crondall, LLC. The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products. Medifast, Inc.’s product lines include weight and disease management, and meal replacement products manufactured in a modern, FDA approved facility in Owings Mills, Maryland.

The Company is engaged in the manufacturing and distribution of Medifast® branded and private-label weight and disease management products. These products are sold through various channels of distribution, including the internet, call center, independent health advisors, medical professionals, weight loss clinics, and direct consumer marketing supported via the phone and internet. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Take Shape For Life, Inc., Seven Crondall Associates, LLC, Jason Properties, LLC, Medifast Franchise Systems, Inc. and Jason Enterprises, Inc. All inter-Company transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents - Cash and cash equivalents consist of cash on deposit in financial institutions, institutional money funds and other short-term investments with a maturity of 90 days or less at the time of purchase. At December 31, 2011, the Company had $0.8 million in miscellaneous short-term investments through Merrill Lynch and Bank of America that are considered cash equivalents due to terms of maturity, and $13.5 million in operating checking accounts. At December 31, 2010, the Company had $4.5 million in miscellaneous short-term investments considered cash equivalents due to terms of maturity, and $12.7 million in operating checking accounts.

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

Fair Value of Financial Instruments - Our financial instruments include cash and cash equivalents, investment in available-for-sale securities, trade receivables and debt. The carrying amounts of cash and cash equivalents, and trade receivables approximate fair value due to their short maturities. The fair values of investment in available-for-sale securities are based on dealer quotes. The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

Accounts Receivable and Allowance for Sales Returns and Doubtful Accounts - Accounts receivable are recorded net of reserves for sales returns and allowances, and net of provisions for doubtful accounts.

We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of December 31, 2011 and 2010 was $234,000 and $207,000, respectively.

Allowances for doubtful accounts are based primarily on an analysis of aged accounts receivable balances and the credit worthiness of our customers as determined by credit checks and analysis, as well as customer payment history. The allowance for doubtful accounts as of December 31, 2011 and 2010 was $270,000 and $30,000, respectively.

Inventory - Inventories consist principally of packaged meal replacements held in the Company’s warehouse. Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs. On a quarterly basis, management reviews inventory for unsalable or obsolete inventory.

Investment Securities –The Company’s investments consist of debt and equity securities classified as available-for-sale securities. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of accumulated other comprehensive income in stockholders' equity. Interest and dividends on marketable debt and equity securities are recognized in income when declared. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, if any, are included in income.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the years ending December 31, 2011 and 2010, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2008.

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

Advertising Costs - Advertising costs, other than direct-response advertising, such as preparation, layout, design and production of advertising are expensed when the advertisement is first used, except for the costs of executory contracts, which are amortized as performance under the contract is received. Advertising expense for the years ended December 31, 2011, 2010, and 2009, amounted to $27 million, $23 million, and $17.4 million, respectively.

In accordance with Accounting Standards Update (ASC) 720-35 and 340-20, “Reporting on Advertising Costs,” the Company capitalized and amortized certain direct-response advertising and related costs when we could demonstrate, among other things that customers have directly responded to our advertisements. We assess the realizability of the amounts of direct-response advertising costs reported as assets at the end of each reporting period by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Management’s judgments include determining the period over which such net cash flows are estimated to be realized. The straight line method is used to amortize deferred direct response advertising assets as it best represents the pattern in which the economic benefits of the deferred direct response advertising asset is realized. In accordance with ASC 720-35 and 340-2, the deferred direct advertising costs are amortized in proportion to the expected future benefits, based on historical evidence and verified by current results. Costs for each advertising activity should be accumulated and amortized separately.

In order to comply with ASC 720-35 and 340-20, the Company performs an annual evaluation based on sales by “customer list” (original cost pool) to determine reasonableness of straight-line amortization. The Company amortizes the direct-response advertising costs capitalized over a period of 5 years. Medifast, Inc. sells medically formulated portion-controlled meal replacements that are clinically proven to result in up to 2-5 lbs. of weight loss per week. Consumers purchase Medifast product for an extended period of time due to their weight loss success. This is done in cycles as a vast majority of weight loss consumers re-gain weight and again purchase Medifast product to lose weight and improve their health. The vast majority of these re-orders are attributed to the original advertisement that drove them to purchase the product and experience above-average weight-loss. The Company will adjust the carrying value of the deferred asset if there is significant deviation between the annual review/look-back analysis of the revenues from “customer lists” (original cost pool) as compared to the actual and projected sales and straight-line methodology or indicators that the list is not generating further revenue. Since 2008, the Company has not capitalized direct-response advertising and related costs.

As of December 31, 2011 and 2010, direct-response advertising costs totaling $517,000 and $1,381,000, respectively, are reported as assets in the accompanying balance sheets. Those amounts are included in the other assets caption on the consolidated balance sheets. Direct-response advertising cost amortization for the years ended December 31, 2011, 2010, and 2009, was $864,000, $865,000, and $1,392,000, respectively.

Operating Leases - Medifast leases retail stores, distribution facilities, and office space under operating leases. Many of our lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses, and contingent rent provisions. The Company recognizes incentives and minimum rental expenses on a straight-line basis over the terms of the leases. We commence recording rent expense on the date of initial possession, which is generally when we enter the space and begin to make improvements to properties for our intended use. For tenant improvement allowances and rent holidays, we record a deferred rent liability on the consolidated balance sheets and amortize the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of income.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of income. Several leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. We record a contingent rent liability on the consolidated balance sheets and the corresponding rent expense when we determine achieving the specified levels is probable.

Store Opening Costs – Clinic opening costs are expensed as incurred.

Property, Plant, and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Building and building improvements	39 years
Equipment and fixtures	3 - 15 years
Leasehold Improvements	5 - 10 years
Vehicles	5 years

The depreciation life for leasehold improvements is the lesser of the estimated useful life of the addition or the term of the related lease.

The carrying amount of all long-lived assets is evaluated periodically to determine whether adjustment to the useful life or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected undiscounted cash flows of the operations in which the long-lived assets are used.

Long–lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Intangible Assets - The Company has acquired certain intangible assets which include customer lists, trademarks, patents, and copyrights. The customer lists are being amortized over a 3 year period based on management’s best estimate of the expected useful life. The costs of trademarks, patents and copyrights are amortized over 3 to 7 years based on their estimated useful life.

Revenue Recognition - Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid prior to shipping. Medifast Weight Control Centers program fees are recognized over the estimated service period.

Shipping and Handling Costs – Our shipping and handling costs for shipments of our product to our customers are included in cost of sales. All shipping and handling charges that are billed to customers are included in net revenue. All other shipping and handling costs are included in selling, general and administration expenses.

Earnings per Share - Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended December 31:

	2011	2010	2009
Numerator:
Net income	$18,541,000	$19,611,000	$11,357,000

Denominator:
Weighted average shares of common stock outstanding	13,965,018	14,082,213	13,515,318
Effect of dilutive common stock equivalents	233,477	490,708	1,221,321

Weighted average diluted common shares outstanding	14,198,495	14,572,921	14,736,639

EPS
Basic	$1.33	$1.39	$0.84
Diluted	$1.31	$1.35	$0.77

Share-Based Compensation – Share-based compensation, primarily restricted stock awards to employees and directors, is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period.

Comprehensive Income (Loss) - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. Comprehensive income (loss) consists of net income and unrealized gains and losses on available-for-sale securities.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The Update is intended to increase the prominence of other comprehensive income in financial statements. The ASU will supersede some of the guidance in Topic 220 of the accounting Codification. The main provisions of this Update provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. The amendments required will be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently reviewing its reporting options to determine its method of presentation upon adoption.

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

3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITES

The following summarizes cash, cash equivalents, and marketable securities:

	Cost	Unrealized Gains	Unrealized Losses	Accrued interest	Estimated Fair Value
Cash and cash equivalents
Demand deposits	$13,459,000	$-	$-	$-	$13,459,000
Money market accounts	803,000			-	803,000
December 31, 2011	$14,262,000	$-	$-	$-	$14,262,000
Investment Securities
Investment Securities	$18,775,000	$646,000	$-	$117,000	$19,538,000
December 31, 2011	$18,775,000	$646,000	$-	$117,000	$19,538,000
Cash and cash equivalents
Demand deposits	$12,687,000	$-	$-	$-	$12,687,000
Money market accounts	4,478,000			-	4,478,000
December 31, 2010	$17,165,000	$-	$-	$-	$17,165,000
Investment Securities
Investment Securities	$16,814,000	$414,000	$(54,000)	$97,000	$17,271,000
December 31, 2010	$16,814,000	$414,000	$(54,000)	$97,000	$17,271,000

The Company had realized losses of $207,000, $205,000 and $81,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

4. INVENTORY

Inventory consisted of the following at December 31, 2011 and 2010:

	2011	2010
Raw Materials	$4,591,000	$5,292,000
Packaging	2,204,000	2,791,000
Finished Goods	13,174,000	11,451,000
	$19,969,000	$19,534,000

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2011 and 2010, consist of the following:

	2011	2010
Land	$650,000	$650,000
Building and leasehold improvements	14,999,000	10,525,000
Equipment and fixtures	47,657,000	36,947,000
Vehicle	170,000	67,000
	$63,476,000	$48,189,000
Less accumulated depreciation and amortization	24,624,000	17,600,000
Property, plant and equipment - net	$38,852,000	$30,589,000

Substantially all of the Company's property, plant and equipment are pledged as collateral for various loans (see Note 11).

Depreciation and amortization expense for the years ended December 31, 2011, 2010, and 2009 was $7,024,000, $4,700,000, and $3,634,000, respectively.

6. TRADEMARKS AND INTANGIBLES

The Company’s intangible assets and related accumulated amortization included the following:

	As of December 31, 2011		As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Avg. Amortization Period

Customer lists	$235,000	$128,000	$235,000	$50,000	3 years
Trademarks, patents, and copyrights	2,440,000	1,544,000	2,053,000	1,166,000	5 years
Total	$2,675,000	$1,672,000	$2,288,000	$1,216,000

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was:

	2011	2010	2009
Customer lists	$78,000	$50,000
Trademarks, patents, and copyrights	378,000	241,000	$241,000

Total trademarks and intangibles	$456,000	$291,000	$241,000

Amortization expense is included in selling, general and administrative expenses.

The estimated future amortization expense of trademarks and intangible assets is as follows:

For the years ending December 31,	Amount

2012	$464,000
2013	342,000
2014	131,000
2015	66,000

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2011 and 2010 consist of the following:

	2011	2010
Trade payables	$12,678,000	$9,298,000
Sales commissions payable	4,578,000	3,947,000
Accrued payroll and related taxes	1,574,000	1,775,000
Total	$18,830,000	$15,020,000

8. LEASES, COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases:

As of December 31, 2011, the Company leases office space for Corporate offices as well as seventy corporate-operated Medifast Weight Control Centers under lease terms ranging from five to ten years. Monthly payments under the Medifast Weight Control Centers leases range in price from $1,500 to $5,000. The Company is additionally required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

The Company leases large commercial printers for our printing operation that supports our sales channels and network equipment for information technology that are accounted for as capital leases. The leases extend through December 2016.

The following table summarizes our future minimum rental and lease payments required under non-cancelable lease terms in excess of one year as of December 31, 2011:

	Operating	Capital
Years Ending	Leases	Leases
2012	$3,742,000	$345,000
2013	3,768,000	315,000
2014	3,623,000	225,000
2015	3,415,000	225,000
2016	2,692,000	225,000
Thereafter	1,719,000	-
Total minimum lease payments	$18,959,000	1,335,000
Less amount representing interest		114,000
Present value of minimum lease payments		1,221,000
Current portion		307,000
Long-term portion		$914,000

Rent expense for the years ended December 31, 2011, 2010, and 2009 was $3,753,000, $1,700,000, and $1,256,000 respectively. Equipment lease expense for the years ended December 31, 2011, 2010, and 2009 was $1,929,000, $1,813,000, and $1,634,000 respectively.

Contingencies:

The Company has assessed certain non-income tax contingencies in accordance with ASC 450, Accounting for Contingencies, that management believes could be challenged by tax authorities. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our assessment reflects assumptions and judgments about potential actions by taxing jurisdictions. We believe these assumptions and judgments are reasonable; however, our assessment of tax exposures in the future due to new developments may alter our current position on loss contingencies. A successful assertion by one or more states regarding taxes could result in substantial tax liabilities and have a material impact on operating results or cash flows in the periods for which that determination is made.

The Company from time to time is involved in legal proceedings and claims arising in the ordinary course of business. Although it is not possible to determine the outcome of these matters, it is management’s opinion that settlement of such claims will not have a material adverse effect on the Company’s financial condition or results in operations.

On March 17, 2011, a class action complaint titled Oren Proter et al. v. Medifast, Inc. et al. (Civil Action 2011-CV-720[BEL]), alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the US District Court, District of Maryland. The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. On March 24, 2011, a class action complaint titled Fred Greenberg v Medifast, Inc., et al (Civil Action 2011-CV776 [BEL], alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the US District Court, District of Maryland. The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. On July 19, 2011, the US District Judge ordered the consolidation of the cases and appointment of co-lead counsel among other matters. The Greenberg case was dismissed without prejudice. The Plaintiffs subsequently filed an Amended Complaint. The Company has reviewed its allegations, subsequently filed its Motion to Dismiss which is currently pending; and intends to vigorously defend against that Complaint.

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

In early 2010, the Chapter 7 Bankruptcy Trustee for Go Fig, Inc. et al., Debtors, filed an adversary civil proceeding in the US Bankruptcy Court (ED, Missouri) against Jason Pharmaceuticals, Inc., a subsidiary of Medifast, Inc. (MED-NYSE), and other unrelated entities seeking to recover, as to each, alleged preferential payments. Jason Pharmaceuticals sold product received by the Debtors and has previously filed a pending claim in the same bankruptcy. Medifast disputes the Trustee’s allegations and intends to vigorously defend itself. This action was by Court order placed on hold while the Trustee litigates similar issues against another Party.

Since 2010, Jason Pharmaceuticals has received five Notices of Charge of Discrimination filed with the US EEOC alleging discrimination suffered by 2 current employees and 3 former employees. The EEOC dismissed three of those charges in 2011. As reported in 2011 Q3, the two Claimants whose charge claims were dismissed during the second quarter filed suit to pursue those claims in US District Court. The Company intends to vigorously defend against the remaining claims.

9. INCOME TAXES

The components of the income tax expense (benefit) are as follows:

	2011	2010	2009
Current
Federal	$2,347,000	$9,688,000	$5,760,000
State	777,000	2,463,000	1,525,000
Total Current	3,124,000	12,151,000	7,285,000

Deferred
Federal	$5,446,000	$(62,000)	$(191,000)
State	569,000	(8,000)	(27,000)
Total Deferred	6,015,000	(70,000)	(218,000)

Total Income Tax Expense	$9,139,000	$12,081,000	$7,067,000

Deferred tax assets (liabilities) consist of the following at December 31,

	2011	2010	2009

Deferred compensation	$301,000	$314,000	$55,000
Reserves on inventory and sales	242,000	140,000	44,000
Credit and loss carryforwards	545,000	178,000	87,000
Stock compensation	-	601,000	581,000
Inventory capitalization	555,000	-	-
Other	516,000	77,000	-
Total deferred tax assets	2,159,000	1,310,000	767,000

Unrealized gain/loss on investments	(250,000)	(145,000)	-
Prepaid expenses	(426,000)	(429,000)	-
Depreciation	(8,075,000)	(1,317,000)	(1,273,000)
Stock compensation	(109,000)	-	-

Total deferred tax liabilities	(8,860,000)	(1,891,000)	(1,273,000)

Net deferred tax liabilities	$(6,701,000)	$(581,000)	$(506,000)

The differences between the United States federal statutory tax rate and the Company's effective tax rate are as follows:

	2011		2010		2009
Statutory federal tax	$9,688,000	35.0%	$11,093,000	35.0%	$6,448,000	35.0%
State income taxes, net of federal benefit	1,015,000	3.7%	1,699,000	5.4%	988,000	5.4%
Domestic manufacturer deduction	(248,000)	-0.9%	(861,000)	-2.7%	(386,000)	-2.1%
Other permanent differences	71,000	0.3%	75,000	0.2%	53,000	0.3%
Research and development and jobs credits	(336,000)	-1.2%	-		-
Other state income tax benefits	(1,051,000)	-3.9%	-		-
Other	-		75,000	0.2%	(36,000)	-0.2%
	$9,139,000	33.0%	$12,081,000	38.1%	$7,067,000	38.3%

The decline in the effective tax rate was a result of extensive tax planning performed by the Company. As part of its tax planning process, the Company amended several returns filed in the prior years. As a manufacturing entity based in Maryland, the Company adopted the single sales factor apportionment method in addition to claiming new state job credits, reducing the Company's effective tax rate compared to the prior year.

The Company has federal capital loss carry forwards of approximately $459,000 that can be carried forward for five years and will expire in 2014 through 2017. Separate company state net operating loss carry forwards totaling $8.6 million will expire in 2032. Maryland company state job credit carry forwards totaling $173,000 will expire in 2016.

10. Share-based Compensation

The Company has issued restricted stock to employees generally with terms ranging up to six years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2011	786,421	$5.84
Granted	79,084	17.88
Vested	(370,249)	6.82
Forfeited	(40,000)	6.55
Outstanding at December 31, 2011	455,256	$7.08

The total restricted stock awards vested and charged against income during the years ended December 31, 2011, 2010, and 2009 were $2,524,000, $2,678,000 and $2,151,000, respectively. The total income tax benefit recognized in the consolidated statement of income for these restricted stock awards was approximately $986,000, $1,044,000 and $839,000, for the years ending December 31, 2011, 2010, and 2009, respectively. The tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards was approximately $614,000 and $1,770,000 for the years ending December 31, 2011 and 2010, respectively. There was approximately $3,223,000 of total unrecognized compensation cost related to restricted stock awards as of December 31, 2011. The cost is expected to be recognized over a weighted-average period of approximately 2 years.

11. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt as of December 31, 2011 and 2010, consist of the following:

	2011	2010
$3,000,000 ten-year term loan, with Merrill Lynch at LIBOR plus 1.3%, approximately 1.56% at December 31, 2011. Due 2017.	$2,375,000	$2,525,000
$1,500,000 ten-year term loan, with Merrill Lynch at LIBOR plus 1.3%, approximately 1.56% at December 31, 2011. Due 2017	1,188,000	1,263,000
$2,600,000 3-year term loan, with Bank of America at Libor plus 2%, approximately 2.26% on December 31, 2011. Due 2012	893,000	1,388,000
$475,000 seven-year loan with PNC at a variable rate of LIBOR plus 2.50%, approximately 2.76% at December 31, 2011, and was repaid in June 2011	-	$269,000
	4,456,000	5,445,000
Less current portion	1,119,000	797,000
	$3,337,000	$4,648,000

Future principal payments on long-term debt are as follows:

2012	$1,119,000
2013	225,000
2014	225,000
2015	225,000
2016	225,000
Thereafter	2,437,000
$4,456,000

The Bank of America line of credit and term loan is secured by substantially all the assets of the Company and contain customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The line of credit and term loan agreements also require the Company to maintain specified financial ratios and satisfy certain financial condition tests. At December 31, 2011, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests. The Merrill Lynch ten-year term loans are secured by two buildings, together with an assignment of rents and a security interest upon all fixtures now or hereafter located in the two buildings. All loans contain customary events of default. Upon the occurrence of an event of default under the term loans or line of credit, the lenders may cease making loans and declare amounts outstanding to be immediately due and payable.

12. FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010:

2011 Assets	Level I	Level II	Level III	Total

Investment securities	$19,538,000	-	-	$19,538,000
Cash equivalents	803,000	-	-	803,000
Total	$20,341,000	$-	$-	$20,341,000

2010 Assets	Level I	Level II	Level III	Total

Investment securities	$17,271,000	-	-	$17,271,000
Cash equivalents	4,478,000	-	-	4,478,000
Total	$21,749,000	$-	$-	$21,749,000

13. BUSINESS SEGMENTS

The Company has two reportable operating segments: Medifast, and MWCC and Wholesale. The Medifast reporting segment consists of the Medifast Direct and Take Shape for Life distribution channels. The MWCC and Wholesale segment consists of Medifast Corporately-owned and Franchised Weight Control Centers, as well as the Medifast Wholesale Physicians channel.

Total assets and operating expenses not identified with a specific segment are listed as “Other” and include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes-Oxley, and SEC regulations. Evaluation of the performance of operating segments is based on their respective income from operations before taxes. The accounting policies of the segments are the same as those of the Company. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.

We previously included Medifast Weight Control Centers in “Other” segment, however, in 2010 due to the Weight Control Centers growth we separated this segment along with the Medifast Wholesale Physicians. In addition, we reclassified segment amounts for the prior periods.

The following tables present segment information for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31, 2011
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$259,191,000	$38,998,000	$-	$298,189,000
Cost of Sales	63,888,000	9,805,000	-	73,693,000
Selling, General and Adminstrative Expenses	152,647,000	30,335,000	5,788,000	188,770,000
Depreciation and Amortization	6,416,000	1,596,000	332,000	8,344,000
Interest (net) and other	30,000	-	(328,000)	(298,000)
Income before income taxes	$36,210,000	$(2,738,000)	$(5,792,000)	$27,680,000

Segment Assets	$64,388,000	$12,658,000	$28,619,000	$105,665,000

	Year Ended December 31, 2010
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$229,879,000	$27,673,000	$-	$257,552,000
Cost of Sales	58,795,000	6,288,000	-	65,083,000
Selling, General and Adminstrative Expenses	135,441,000	13,837,000	5,693,000	154,971,000
Depreciation and Amortization	4,765,000	786,000	307,000	5,858,000
Interest (net) and other	105,000	-	(157,000)	(52,000)
Income before income taxes	$30,773,000	$6,762,000	$(5,843,000)	$31,692,000

Segment Assets	$55,858,000	$9,301,000	$28,900,000	$94,059,000

	Year Ended December 31, 2009
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$152,077,000	$17,666,000	$-	$169,743,000
Cost of Sales	41,466,000	3,889,000	-	45,355,000
Selling, General and Adminstrative Expenses	88,042,000	9,137,000	3,445,000	100,624,000
Depreciation and Amortization	4,264,000	691,000	312,000	5,267,000
Interest (net) and other	17,000	0	56,000	73,000
Income before income taxes	$18,288,000	$3,949,000	$(3,813,000)	$18,424,000

Segment Assets	$43,580,000	$5,138,000	$14,242,000	$62,960,000

14. QUARTERLY RESULTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenue	$74,295,000	$78,255,000	$76,067,000	$69,572,000
Gross Profit	56,681,000	59,041,000	56,442,000	52,332,000
Income before income taxes	10,281,000	9,142,000	6,802,000	1,455,000
Net Income	6,358,000	5,944,000	5,069,000	1,170,000
Earnings per common share - diluted	0.44	0.41	0.36	0.08

2010
Revenue	$60,585,000	$66,660,000	$67,282,000	$63,025,000
Gross Profit	45,768,000	49,466,000	50,459,000	46,776,000
Income before income taxes	8,214,000	9,204,000	9,081,000	5,193,000
Net Income	4,901,000	5,538,000	5,751,000	3,421,000
Earnings per common share - diluted	0.33	0.38	0.39	0.23

Earnings per common share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per common share may not equal the total computed for the year.

INDEX TO EXHIBITS

No.
3.1	Certificate of Incorporation of theCompany and amendments thereto

3.2	By-Laws of the Company- Amended

10.1	1993 Stock Option Plan of the Company as amended*

10.3	Lease relating to the Company's Owings Mills, Maryland facility**

21.1	Subsidiaries of Medifast, Inc.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

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

MEDIFAST, INC.

(Registrant)

MICHAEL C. MACDONALD
Michael C. MacDonald
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Dated: March 15, 2012

BRENDAN N. CONNORS
Brendan N. Connors
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Name	Title	Date

/s/ HARVEY C. BARNUM	Director	March 15, 2012
Harvey C. Barnum

/s/ BARRY B. BONDROFF, CPA	Director	March 15, 2012
Barry B. Bondroff, CPA

/s/ CHARLES P. CONNOLLY	Director	March 15, 2012
Charles P. Connolly

/s/ JASON L. GROVES	Director	March 15, 2012
Jason L. Groves

/s/ GEORGE J. LAVIN, ESQ.	Director	March 15, 2012
George J. Lavin, Esq.

/s/ BRADLEY T. MACDONALD	Director	March 15, 2012
Bradley T. MacDonald

/s/ MICHAEL C. MACDONALD	Chairman and Chief Executive Officer	March 15, 2012
Michael C. MacDonald	Director

/s/ SR. CATHY T. MAGUIRE RSM	Director	March 15, 2012
Sr. Cathy T. Maguire, RSM

/s/ JOHN P. MCDANIEL	Director	March 15, 2012
John P. McDaniel

/s/ JERRY D. REECE	Director	March 15, 2012
Jerry D. Reece

/s/ JEANNETTE M. MILLS	Director	March 15, 2012
Jeannette M. Mills

/s/ REV. DONALD F. REILLY, OSA	Director	March 15, 2012
Rev. Donald F. Reilly, OSA

/s/ MARGARET E. SHEETZ	Director	March 15, 2012
Margaret E. Sheetz

