Form 10-Q
period 2012-03-31
MEDIFAST INC
filed 2012-05-10
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the quarter period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number

Medifast, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3714405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11445 Cronhill Drive
Owings Mills, MD 21117
Telephone Number: (410) 581-8042

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 16 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerate filer. See definition of “accelerated filer and large accelerated filer” in Rule 12 b-2 of the Exchange Act (Check one):

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2012
Common stock, $.001 par value per share	15,525,955

Medifast, Inc.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$31,935,000	$14,262,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $518,000 and $504,000	2,177,000	1,477,000
Inventory	15,347,000	19,969,000
Investment securities	20,053,000	19,538,000
Income taxes, prepaid	2,729,000	5,434,000
Prepaid expenses and other current assets	2,836,000	2,251,000
Deferred tax assets	690,000	1,055,000
Total current assets	75,767,000	63,986,000

Property, plant and equipment - net	39,193,000	38,852,000
Trademarks and intangibles - net	896,000	1,003,000
Other assets	1,406,000	1,824,000

TOTAL ASSETS	$117,262,000	$105,665,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,163,000	$18,830,000
Current maturities of long-term debt and capital leases	1,290,000	1,426,000
Total current liabilities	27,453,000	20,256,000

Other liabilities
Long-term debt, net of current portion	3,281,000	3,337,000
Capital leases, net of current portion	836,000	914,000
Deferred tax liabilities	7,589,000	7,756,000
Total liabilities	39,159,000	32,263,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized; 15,525,955 and 15,510,185 issued and outstanding	16,000	16,000
Additional paid-in capital	36,649,000	36,076,000
Accumulated other comprehensive income	534,000	396,000
Retained earnings	64,648,000	60,658,000
Less: cost of 1,458,908 shares of common stock in treasury for both periods	(23,744,000)	(23,744,000)
Total stockholders' equity	78,103,000	73,402,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$117,262,000	$105,665,000

See notes to unaudited condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue	$88,924,000	$74,295,000
Cost of sales	22,169,000	17,614,000
Gross Profit	66,755,000	56,681,000

Selling, general, and administration	60,618,000	46,578,000

Income from operations	6,137,000	10,103,000

Other income
Interest income/ (expense), net	73,000	63,000
Other	123,000	115,000
	196,000	178,000

Income before income taxes	6,333,000	10,281,000
Provision for income taxes	(2,343,000)	(3,923,000)

Net income	$3,990,000	$6,358,000

Basic earnings per share	$0.29	$0.44
Diluted earnings per share	$0.29	$0.44

Weighted average shares outstanding -
Basic	13,676,922	14,320,959
Diluted	13,827,821	14,598,080

See notes to unaudited condensed consolidated financial statements.

4

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$3,990,000	$6,358,000
Other comprehensive income, net of tax
Unrealized gains (losses) on securities	138,000	(28,000)
Other comprehensive income (loss)	138,000	(28,000)

Comprehensive income	$4,128,000	$6,330,000

See notes to unaudited condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Three Months Ended March 31, 2012

(Unaudited)

	Number of Shares	Par Value $0.001 Amount	Additional Paid- In Capital	Retained Earnings	Accumulated other comprehensive income/(loss)	Treasury Stock	Total

Balance, December 31, 2011	15,510,185	$16,000	$36,076,000	$60,658,000	$396,000	$(23,744,000)	$73,402,000

Share-based compensation to executives and directors			573,000				573,000
Restricted shares issued to executives and directors	15,770
Comprehensive income:
Net income				3,990,000			3,990,000
Net change in unrealized gain (loss) on investments					138,000		138,000
Comprehensive income							4,128,000
Balance at March 31, 2012	15,525,955	$16,000	$36,649,000	$64,648,000	$534,000	$(23,744,000)	$78,103,000

See notes to unaudited condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$3,990,000	$6,358,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	2,381,000	1,648,000
Realized (gain) loss on investment securities, net	(13,000)	(115,000)
Share-based compensation	573,000	682,000
Deferred income taxes	111,000	580,000
Loss on disposal of fixed assets	40,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(700,000)	(192,000)
Inventory	4,622,000	3,667,000
Prepaid expenses and other current assets	(585,000)	(257,000)
Other assets	251,000	4,000
Accounts payable and accrued expenses	7,333,000	3,578,000
Income taxes, prepaid	2,705,000	2,795,000
Net cash provided by operating activities	20,708,000	18,748,000
Cash Flow from Investing Activities:
Sale of investment securities	2,582,000	3,638,000
Purchase of investment securities	(2,859,000)	(5,537,000)
Purchase of property and equipment	(2,492,000)	(3,083,000)
Net cash used in investing activities	(2,769,000)	(4,982,000)
Cash Flow from Financing Activities:
Repayment of long-term debt and capital leases	(270,000)	(239,000)
Decrease in note receivable	4,000	2,000
Excess tax benefits from share-based compensation	-	495,000
Net cash provided by financing activities	(266,000)	258,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	17,673,000	14,024,000
Cash and cash equivalents - beginning of the period	14,262,000	17,165,000
Cash and cash equivalents - end of period	$31,935,000	$31,189,000

Supplemental disclosure of cash flow information:
Interest paid	$29,000	$25,000
Income tax refunds received, net	$515,000	$-

See notes to unaudited condensed consolidated financial statements.

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

The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

These financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included.

The consolidated balance sheet as of December 31, 2011 is derived from the audited financial statements included in the Company’s Annual Report in Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011 (the 2011 form 10-K), which should be read in conjunction with these consolidated financial statements.

2.	Presentation of Financial Statements

The Company’s condensed consolidated financial statements include the accounts of Medifast, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.	Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which provides for enhanced disclosures that will enable users of financial statements to evaluate the effect of netting arrangements on an entity’s financial position. This includes the effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities. Management is currently evaluating the effect that the provisions of ASU 2011-11 will have on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This amendment defers changes in Update 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. This latest amendment will allow the FASB to redeliberate the presentation requirements for reclassifications. We will evaluate the impact of this amendment when it is issued.

4.	Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping. Medifast Weight Control Centers’ program fees are recognized over the estimated service period.

5.	Inventories

Inventories consist principally of packaged meal replacements held in the Company’s warehouses. Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs. On a quarterly basis, management reviews inventory for unsalable or obsolete inventory.

Inventories consist of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Raw M aterials	$3,893,000	$4,591,000
Packaging	2,073,000	2,204,000
Finished Goods	9,381,000	13,174,000
	$15,347,000	$19,969,000

6.	Intangible Assets

The Company has acquired certain intangible assets, which include: customer lists, trademarks, patents and copyrights. The customer lists are being amortized over a 3-year period based on management’s best estimate of the expected useful life. The costs of trademarks, patents and copyrights are amortized over 3 to 5 years based on their estimated useful life.

	As of March 31, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Avg. Amortization Period

Customer lists	$235,000	$148,000	$235,000	$128,000	3 years
Trademarks, patents, and copyrights	2,440,000	1,631,000	2,440,000	1,544,000	5 years
Total	$2,675,000	$1,779,000	$2,675,000	$1,672,000

Amortization expense for the three months ended March 31, 2012 and 2011 was as follows:

	2012	2011
Customer lists	$20,000	$20,000
Trademarks, patents, and copyrights	87,000	95,000

Total trademarks and intangibles	$107,000	$115,000

Amortization expense is included in selling, general and administrative expenses.

7.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31:

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net income	$3,990,000	$6,358,000

Denominator:
Weighted average shares of common stock outstanding	13,676,922	14,320,959
Effect of dilutive common stock equivalents	150,899	277,121

Weighted average diluted common shares outstanding	13,827,821	14,598,080

EPS
Basic	$0.29	$0.44
Diluted	$0.29	$0.44

8.	Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

The Company’s financial instruments include cash and cash equivalents, trade receivables, investment in available-for-sale securities, and debt. The carrying amounts of cash and cash equivalents and trade receivables approximate fair value due to their short maturities. The fair value of investment in available for-sale securities are based on quoted market rates. The carrying amount of debt approximates fair value due to the variable rate associated with the debt.

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

March 31, 2012	Level I	Level II	Level III	Total

Investment securities	$20,053,000	-	-	$20,053,000
Cash equivalents	647,000	-	-	647,000
Total Assets	$20,700,000	$-	$-	$20,700,000

December 31, 2011	Level I	Level II	Level III	Total

Investment securities	$19,538,000	-	-	$19,538,000
Cash equivalents	803,000	-	-	803,000
Total Assets	$20,341,000	$-	$-	$20,341,000

10.	Shared-based Compensation

Restricted Stock

The Company has issued restricted stock to employees and directors generally with terms ranging from one to six years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighed-Average Grant Date Fair Value
Unvested at December 31, 2011	455,256	$7.08
Granted	15,770	17.46
Vested	(80,907)	7.09
Forfeited	-	-
Unvested at March 31, 2012	390,119	$7.50

The total restricted stock awards vested and charged against income during the three months ended March 31, 2012 and 2011 was $573,000 and $682,000, respectively. The total income tax benefit recognized in the consolidated statement of income for these restricted stock awards was approximately $223,000 and $266,000 for the three months ended March 31, 2012 and 2011, respectively. The tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards was $0 and $495,000 for the three months ended March 31, 2012 and 2011, respectively. There was approximately $2.9 million of total unrecognized compensation cost related to restricted stock awards as of March 31, 2012. The cost is expected to be recognized over a weighted-average period of approximately 1.75 years.

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

Total assets and operating expense not identified with a specific segment are listed as “Other” and include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley and SEC regulations. Evaluation of the performance of operating segments is based on their respective income from operations before taxes. The accounting policies of the segments are the same as those of the Company. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.

The following tables present segment information for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
		MWCC &
	Medifast	Wholesales	Other	Consolidated

Revenues	$75,552,000	$13,372,000	$-	$88,924,000
Cost of Sales	18,925,000	3,244,000	-	22,169,000
Selling, General and Administrative Expense	44,910,000	11,837,000	1,489,000	58,236,000
Depreciation and Amortization	1,805,000	500,000	77,000	2,382,000
Interest(net) and other	33,000	4,000	(233,000)	(196,000)
Income before income taxes	$9,879,000	$(2,213,000)	$(1,333,000)	$6,333,000

Segment Assets	$72,802,000	$14,755,000	$29,705,000	$117,262,000

	Three Months Ended March 31, 2011
		MWCC &
	Medifast	Wholesales	Other	Consolidated

Revenues	$66,097,000	$8,198,000	$-	$74,295,000
Cost of Sales	15,755,000	1,859,000	-	17,614,000
Selling, General and Administrative Expense	38,603,000	4,948,000	1,379,000	44,930,000
Depreciation and Amortization	1,318,000	248,000	82,000	1,648,000
Interest(net) and other	7,000	-	(185,000)	(178,000)
Income before income taxes	$10,414,000	$1,143,000	$(1,276,000)	$10,281,000

Segment Assets	$69,430,000	$9,831,000	$26,255,000	$105,516,000

12.	Contingencies

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

Since 2010, Jason Pharmaceuticals has received five Notices of Charge of Discrimination filed with the US EEOC alleging discrimination suffered by 2 current employees and 3 former employees. The EEOC dismissed three of those charges in 2011. As reported in 2011 Q3, the two Claimants whose charge claims were dismissed during the second quarter filed suit to pursue those claims in US District Court. One of those claims has been resolved through mediation recently. The Company intends to vigorously defend against the remaining claim.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995.  Statements that are not historical facts, including statements about management’s expectations for fiscal year 2012 and beyond, are forward-looking statements and involve various risks and uncertainties.  Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company’s expectations.  The Company cautions investors not to place undue reliance on forward-looking statements which speak only to management’s experience on this data.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the three months ended March 31, 2012 and 2011, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2008.

Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of March 31, 2012 and December 31, 2011 were $285,000 and $234,000, respectively.

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

Background:

The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products. The Company’s product lines include meal replacements and vitamins. Our products and services are sold to weight loss program participants primarily via the Internet, telephone, and brick and mortar clinics. Customers of our Health Coaches in the Take Shape for Life person-to-person direct sales channel are directed to order our products through either the internet or through the Company’s in-house call center. Our meal food items accounted for 95% of our revenues in the first quarter of 2012 and 93% of our revenues in the first quarter of 2011. Program sales in our Medifast Weight Control Center channel accounted for 3% of revenues in the first three months of 2012 and 2% in the first three months of 2011. Shipping revenue and other accounted for 2% in the first three months of 2012 and 5% in the first three months of 2011. Revenue consists primarily of meal replacement food sales. In the first three months of 2012, revenue increased to $88.9 million as compared to $74.3 million in the first three months of 2011, an increase of $14.6 million or 20%. The Take Shape for Life sales channel accounted for 59.6% of total revenue, direct response marketing 25.4%, and Medifast Weight Control Centers and Medifast Wholesale Physicians 15.0%.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend in the Medifast Direct channel, number of active Health Coaches, and average monthly revenue generated per health coach in the Take Shape for Life channel, and average same store sales improvement for the Medifast Weigh Control Center channel.

In the first three months of 2012, we continued to see sales growth and improvement in Take Shape for Life, Medifast Direct and Medifast Weight Control Centers and Medifast Wholesale Physicians. Take Shape for Life revenue increased 12% to $53 million compared with $47.1 million in 2011. Growth in revenues for the segment was driven by increased customer product sales as a result of an increase in active Health Coaches. The number of active Health Coaches at the end of the first quarter of 2012 increased to 10,200 compared with 10,000 during the period a year ago, an increase of 2%. Active Health Coaches are defined as Health Coaches receiving income from a product sale in the last month of the quarter. The average revenue per health coach per month increased from $1,600 in the first quarter of 2011 to $1,650 in the first quarter 2012. The increase is primarily due to an increase in usage of our newly streamlined Trilogy Training website that was launched at the Take Shape for Life annual conference in late July 2011, offering easier to access training material. In addition, Take Shape for Life launched incentives in the months of February and March 2012 that drove client and coach acquisition and resulted in monthly revenue per health coach increase.

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

The Medifast Direct Sales division increased 19% to $22.5 million as compared with $19 million in 2011, an increase of $3.6 million. The Company experienced an improved revenue to spend ratio in the first quarter of 2012 of 2.9 to 1 return on advertising spend as compared to 2.8 to 1 in the first quarter of 2011.

The Medifast Weight Control Centers and Medifast Wholesale Physicians experienced revenue growth of 63% in the first quarter of 2012 as compared to 2011. Revenue increased due to the opening of thirty-one new centers in 2011, five new centers in the first quarter of 2012, as well as a 21% increase in the same store sales for Centers open for greater than one year, and the increased success of franchise centers. The Company’s key focus the remainder of 2012 is continuing to enhance the customer experience through additional offerings such as metabolic testing, the support of a dietitian, and a medical review of laboratory tests to show members the impact of weight loss on their overall health. In order to improve profitability the Company is focused on reducing advertising spend as a percentage of sales for each Corporate Center, as well as realigning our four-wall staffing strategy of each Corporate Center and the amount of corporate support required to support the Medifast Weight Control Centers.

As our sales divisions grow, there are increasing demands placed upon our infrastructure. Increased demand could cause long hold times in the call center, as well as delays on our website. There could also be delays in order processing, packaging and shipping. We could run out of a majority of our inventory if product sales growth exceeds our production capacity. In order to mitigate these risks, in 2012, a key focus for infrastructure growth is expanding the Company’s in-house manufacturing capacity and warehouse management systems in order to handle increased sales volumes. The Company opened a new Distribution Center in July 2010 to better service our Midwest to West Coast customers, and increase the number of orders the Company can ship daily. The Company also launched a new web platform for its sales divisions in March 2011, and added a call center location to handle additional volume.

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

Overview of the Company

Distribution Channels

Medifast Direct – In the direct-to-consumer channel (“Medifast Direct”), customers order Medifast product directly through the Company’s websites, www.choosemedifast.com and www.medifastnow.com or our in-house call center. The product is shipped directly to the customer’s home. This business is driven by an aggressive multi-media customer acquisition strategy that includes both national and regional print, radio, web advertising, direct mail, and television as well as public relations, word of mouth referrals, and social media initiatives. The Medifast Direct division focuses on targeted marketing initiatives and provides customer support through its in-house call center and nutrition support team of registered dietitians to better serve its customers. In addition, Medifast continues to use leading web technology featuring customized meal planning and web community components. MyMedifast is a robust online community which provides a library of support articles, scheduled weekly medical support calls, support forums, meal-planning tools, and social media functions. See Note 11, “Business Segments” of the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

Take Shape For Life™–Take Shape For Life is the personal coaching division of Medifast. Take Shape for Life is led by its co-founder, a physician with a background in critical care. The coaching network consists of independent contractor Health Coaches (“Health Coaches”), who are trained to provide coaching and support to clients on the Medifast weight-loss program. Health Coaches are conduits to give clients the encouragement and mentoring to assist them to successfully reach a healthy weight. Take Shape For Life provides a road map to empower the individual to take control of their health through better habits. Take Shape for Life offers the exclusive BeSlim® philosophy, which encourages long-term weight maintenance. Take Shape For Life also moves beyond the scope of weight loss to teach customers how to achieve optimal health through the balance of body, mind, and finances. Take Shape For Life uses the high-quality, medically validated products of Medifast that have been proven safe and effective in clinical studies. Health Coaches and their clients follow the Habits of Health book and companion workbook written by the Take Shape For Life co-founder to create a lifelong health optimization program. In addition to the encouragement and support of a Health Coach, clients of Take Shape For Life are offered a bio-network of support including website information, scheduled program medical and general support calls, and access to registered dietitians via toll-free telephone, email, and web chats.

Program entrants are encouraged to consult with their primary care physician to determine the Medifast program that is right for them. Health Coaches are required to become qualified based upon testing of their knowledge on Medifast products and programs. Health Coaches may also become certified by The Health Institute, a proprietary training program developed by Medifast professionals. Our Health Coaches provide coaching and support to their Clients throughout the weight-loss and weight-maintenance process. Most new Health Coaches are recruited by an existing Health Coach. The vast majority of our new Health Coaches started as weight-loss clients of a Health Coach, had success on the Medifast product and program, and become a Health Coach to help others through the weight-loss process and are paid for the support services that they provide to their clients. In addition, in the Take Shape For Life network, approximately 20% of active Health Coaches are health care providers.

Health Coaches can earn compensation in two ways:

•	Commissions: The primary way a Health Coach is compensated is through earning commissions on products purchased from the company by their clients. Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center. The clients of Health Coaches are responsible for ordering and paying for product, and their order is shipped directly from the Company to the client’s home or designated address. Our Health Coaches do not handle payments and are not required to purchase or store product in order to receive a commission. In addition, Health Coaches do not receive a commission on their product orders for their personal use. Health Coaches pay the same price for products as their clients. The Company pays retail commissions on a weekly basis.

•	Bonuses: Health Coaches are offered several bonus opportunities, including growth bonuses, generation bonuses, elite leadership bonuses, rolling consistency bonuses, client acquisition bonuses, and customer assist bonuses. The purposes of these bonuses are to reward Health Coaches for successfully referring product sales to the Take Shape For Life network, and to incentivize Health Coaches to further develop Health Coaches within their network. The Company pays bonuses on a monthly basis.

o	Growth bonuses are paid to Health Coaches that have at least five ordering clients per month and that have generated over $1,000 in product sales per month. Monthly growth bonuses are incremental bonuses that enable Health Coaches to earn income on product orders placed by clients or Health Coaches within their network.

o	Generation bonuses are paid to Health Coaches that have one or more Health Coaches in their business that have achieved the rank of Executive Director. An Executive Director is a Health Coach that either generates $6,000 a month in frontline product sales to either Clients or personally sponsored Health Coaches or personally sponsors five senior Health Coaches. A senior Health Coach is a Health Coach that generates at least $1,000 a month in group product sales from a combination of at least five personally enrolled, ordering Clients, and/or Health Coaches, Health Coach teams, or a combination of both.

o	Elite leadership bonuses are paid to Health Coaches that have three or more Health Coaches in their business that have achieved the rank of Executive Director.

o	Rolling consistency bonuses are paid to Health Coaches that display frontline product sales order consistency month after month. Health Coaches that generate at least $2,000 or more in frontline product sales for three consecutive months are paid a rolling consistency bonus.

o	Client acquisition bonuses are paid out to new Health Coaches that within their first 30 calendar days in Take Shape For Life develop five Clients and $1,000 in frontline product sales.

o	The assist bonuses are paid to Health Coaches that assist a new Health Coach in their business attain the Client acquisition bonus.

Health Coaches do not earn a commission or bonus when they recruit a new Health Coach into the Take Shape For Life network. Fees paid by new Health Coaches for start-up materials are at the Company’s approximate cost and no commissions are paid thereon.

Take Shape For Life is a member of the Direct Selling Association (DSA), a national trade association representing over 200 direct selling companies doing business in the United States. To become a member of the DSA, Take Shape For Life, like other active DSA member companies, underwent a comprehensive and rigorous one-year Company review by DSA legal staff that included a detailed analysis of its Company business-plan materials. This review is designed to ensure that a Company’s business practices do not contravene DSA’s Code of Ethics. Compliance with the requirements of the Code of Ethics is paramount to become and remain a member in good standing of DSA. Accordingly, we believe membership in DSA by Take Shape For Life demonstrates its commitment to the highest standards of ethics and a pledge not to engage in any deceptive, unlawful, or unethical business practices. Among those Code of Ethics proscriptions are pyramid schemes or endless chain schemes as defined by federal, state, or local laws. Moreover, Take Shape For Life, like other DSA member companies in good standing, has pledged to provide consumers with accurate and truthful information regarding the price, grade, quality, and performance of the products Take Shape For Life markets. See Note 11, “Business Segments” of the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

Medifast Weight Control Centers – The Medifast Weight Control Center is the brick and mortar clinic channel of Medifast with locations in Pennsylvania, New Jersey, Delaware, Texas, Florida, Maryland and Virginia. In the first quarter of 2012, the Company opened five new Medifast Weight Control Centers and had a total of seventy-five locations in operation at March 31, 2012. The centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized patient counseling, and InbodyTM composition analysis. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives. The centers also benefit from the nationally advertised brand which encourages walk-ins and referrals from its customers and other Medifast business channels.

In 2008, the Company began offering the clinic model as a franchise opportunity. The Company currently has franchisee centers located in Alabama, Arizona, California, Louisiana, Minnesota, Maryland, Wisconsin and Pennsylvania. At March 31, 2012, 32 franchise locations were in operation.

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

Medifast Wholesale Physicians - Medifast physicians have been implementing the Medifast Program within their practice or clinic since 1980. These physicians carry an inventory of wholesale Medifast products and resell them to patients. They also provide appropriate medical monitoring, testing, and support for patients on the Medifast Program. Management estimates that more than 20,000 physicians nationwide have recommended Medifast as a treatment for their overweight patients since 1980, and over an estimated 1 million patients have used products at the recommendation of Medifast physicians to lose and maintain their weight. Many Medifast physicians take advantage of the Medifast Direct or the Take Shape For Life program to support their patient base.

The Company offers an additional in-house support program to assist customers that are consulting their primary care physician. Customers have access to registered dietitians that provide program support and advice via a toll-free telephone help line, by email, and online chats. See Note 11, “Business Segments” of the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

Overview of the Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

	Three Months Ended March 31,
	2012	2011	$ Change	% Change

Revenue	$88,924,000	$74,295,000	$14,629,000	20%
Cost of sales	22,169,000	17,614,000	4,555,000	26%
Gross Profit	66,755,000	56,681,000	10,074,000	18%

Selling, general, and administrative costs	60,618,000	46,578,000	14,040,000	30%

Income from operations	6,137,000	10,103,000	(3,966,000)	-39%

Other income
Interest income (expense), net	73,000	63,000	10,000	16%
Other income	123,000	115,000	8,000	7%
	196,000	178,000	18,000	10%

Income before provision for income taxes	6,333,000	10,281,000	(3,948,000)	-38%
Provision for income tax (expense)	(2,343,000)	(3,923,000)	1,580,000	-40%

Net income	$3,990,000	$6,358,000	$(2,368,000)	-37%

% of revenue

Gross Profit	75.1%	76.3%
Selling, general, and administrative costs	68.2%	62.7%
Income from Operations	6.9%	13.6%

Revenue: Revenue increased to $88.9 million in the first quarter of 2012 compared to $74.3 million in the first quarter of 2011, an increase of $14.6 million or 20%. The Take Shape for Life sales channel accounted for 59.6% of total revenue, Medifast Direct channel accounted for 25.4%, and Weight Control Centers and Medifast Wholesale Physicians accounted for 15% of total revenue. Take Shape for Life sales, which are fueled by increased customer product sales as a result of an increase in active Health Coaches, increased by 12% compared to the first quarter of 2011. As compared to the first quarter of 2011, the Medifast Direct Response sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 19% year-over year. The Medifast Weight Control Centers and Medifast Wholesale Physicians increased sales by 63% due to the opening of new corporate and franchise locations and year-over-year improvement in same store sales.

Take Shape for Life revenue increased 12% to $53 million compared with $47.1 million in 2011. Growth in revenues for the segment was driven by increased customer product sales as a result of an increase in active Health Coaches. The number of active Health Coaches at the end of the first quarter of 2012 increased to 10,200 compared with 10,000 during the period a year ago, an increase of 2%. Active Health Coaches are defined as Health Coaches receiving income from a product sale in the last month of the quarter. The average revenue per health coach per month increased from $1,600 in the first quarter of 2011 to $1,650 in the first quarter 2012. The increase of 3% is primarily due additional usage and simplification of training materials, to include the Trilogy Training website that was launched at the Take Shape for Life annual conference in late July. In addition, Take Shape for Life launched an incentive in the month of March 2012 that drove client acquisition and resulted in increasing the monthly revenue per health coach. The Medifast Direct Response Sales division sales increased 19% to $22.5 million as compared with $19 million in the first quarter of 2011, an increase of $3.6 million. Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and additional public relations success in large national publications, the Company experienced a 2.9 to 1 return on advertising spend during the first quarter of 2012 as compared to a 2.8 to 1 revenue to spend in the first quarter of 2011. The Company spent approximately $7.85 million on direct response advertising in the first quarter of 2012, an increase of 15% from the first quarter of 2011.

The Medifast Weight Control Centers and Medifast Wholesale Physicians channel represented 15.0% of the Company’s overall revenues in the first quarter of 2012. At March 31, 2012, Medifast Weight Control Centers were operating in seventy-five corporate locations in Austin, Dallas, Houston, San Antonio, Orlando, Baltimore, Philadelphia, Delaware, New Jersey, Northern and Southeast Virginia, and South Florida, and thirty-two franchise centers were in operation. In the first quarter of 2012, the Company experienced revenue growth of 63% to $13.4 million as compared to $8.2 million in the first quarter of 2011, an increase of $5.2 million. In the first quarter of 2012, same store sales increased by 21% for corporate Centers open greater than one year. There were 40 centers in the comparative same-store-sales base at March 31, 2012. Throughout 2012, the Company anticipates opening between 25 and 30 corporate owned Medifast Weight Control Centers.

Costs of Sales: Cost of sales increased $4.6 million in the first quarter of 2012 to $22.2 million as compared to $17.6 million in the first quarter of 2011. As a percentage of sales, gross margin decreased to 75.1% from 76.3% in the first quarter of 2011. The decline in gross margin is the result of increased commodity and shipping costs, as well as promotional items introduced in the first quarter of 2012. For the full year 2011, gross margin was 75.3%.

Selling, General and Administrative Costs: Selling, general and administrative expenses were $60.6 million compared to $46.6 million in the first quarter of 2011, an increase of $14 million. As a percentage of sales, selling, general and administrative expenses increased to 68.2% versus 62.7% in the first quarter of 2011. Take Shape for Life commission expense, which is variable based upon product sales, increased by approximately $3.2 million as TSFL sales grew 12% as compared to the first quarter of 2011. Take Shape for Life Health Coaches are independent contractors that are paid commissions on product sales referred to the Company. Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center. The clients of Health Coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address. Health Coaches are not required to purchase product in order to receive a commission. In addition, Health Coaches do not receive a commission on their personal product orders.

Salaries and benefits increased by approximately $4.4 million in the first quarter of 2012 as compared to last year. The increase in salaries and benefits compared to the first quarter of 2011 is due to the hiring of employees to support new Medifast Weight Control Centers, and new hires in our information technology, human resources, finance, Take Shape for Life, and marketing departments to support growth. Since the beginning of 2011, the Company has opened an additional 36 centers.

In March 2012, the Company recorded restructuring charges of $723,000 to facilitate a workforce reduction in the Medifast Weight Control Centers and its Corporate offices. Approximately seventy positions were either eliminated or re-aligned in order to enhance the profitability of the MWCC and Wholesale segment. The workforce reduction and staffing re-alignment will result in approximately $3 million in annualized savings.

Sales and marketing expense increased by $3.1 million in the first quarter of 2012 as compared to last year. This increase consisted of $1 million of additional advertising in the Medifast Direct channel, $1.2 million of branding investments, $500,000 video production costs, and $700,000 television and internet advertising in three of the Company’s larger markets.

Communication expenses during 2012 were consistent with levels from the first quarter of 2011. Office expenses increased $1.8 million due to higher rent for administrative offices and Medifast Weight Control Centers, information technology related costs to support our core operating systems, insurance, office expenses primarily at the new centers, and higher accounting fees. Other expenses consisting primarily of depreciation and credit card processing fees increased by $1.6 million.

Income taxes: In the first quarter of 2012, the Company recorded $2.3 million in income tax expense, an effective rate of 37%. In the first quarter of 2011, the Company recorded $3.9 million income tax expense, an effective rate of 38.2%. The decline in the effective tax rate was a result of state tax planning performed by the Company. As part of its tax planning process, the Company amended several returns filed in prior years. As a manufacturing entity based in Maryland, the Company adopted the single sales factor apportionment method in addition to claiming new state job credits, reducing the Company’s overall effective tax rate compared to the prior year. The Company anticipates a full year tax rate of approximately 36-37% in 2012.

Net income: Net income was $4 million in the first quarter of 2012 as compared to $6.4 million in the first quarter of 2011, a decrease of $2.4 million. Pre-tax profit as a percent of sales decreased to 7.1% in the first quarter of 2012 as compared to 13.8% in the first quarter of 2011. The decrease in profitability in the first quarter of 2012 is primarily a result of the expansion of the corporate Medifast Weight Control Centers. The MWCC and Wholesale segment income (loss) before taxes decreased from a gain of $1.1 million in the first quarter of 2011 to a loss of $2.2 million in the first quarter of 2012, an overall decrease of $3.4 million. The decrease is due to additional costs to open new Medifast Weight Control Centers, and support existing centers. Late in the first quarter of 2012, the Company reduced the headcount and re-aligned personnel in the Medifast Weight Control Center division to impact profitability immediately beginning in the second quarter of 2012.

Pre-tax profit in the Medifast segment declined as a percent of sales from 15.8% in the first quarter of 2011 to 13.1% in the first quarter of 2012. The 270 basis points decline in pre-tax profit was as a result of a 120 basis points increase in cost of sales as described above as well as the $1.2 million advertising expense in Medifast branding testing that equated to 160 basis points of the Medifast segment sales.

SEGMENT RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 and March 31, 2011

	Net Sales by Segment for the Three Months Ended March 31,
	2012		2011
Segments	Sales	% of Total	Sales	% of Total

Medifast	$75,552,000	85%	$66,097,000	89%
MWCC and Wholesale	13,372,000	15%	8,198,000	11%
Total Sales	$88,924,000	100%	$74,295,000	100%

Medifast Segment: The Medifast segment consists of the sales from Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business, this is discussed in the Overview of the Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011 above.

The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians. Sales increased by $5.2 million, or 63% in the first quarter of 2012 as compared to 2011. Revenue increased due to the opening of thirty-one new centers in 2011, as well as a 21% increase in the same store sales for Centers open for greater than one year, and the increased success of franchise centers. The Company’s key focus the remainder of 2012 is continuing to enhance the customer experience through additional offerings such as metabolic testing, the support of a dietitian, and a medical review of laboratory tests to show members the impact of weight loss on their overall health. The Company had seventy-five corporate centers in operation as of March 31, 2012 as compared to forty in the prior year. The Company had thirty-two franchise centers in operation as of March 31, 2012 as compared to twenty-one franchise centers in the prior year.

Three Months Ended March 31, 2012 and March 31, 2011

	Operating Profit by Segment as of March 31,

	2012		2011
Segments	Profit	% of Total	Profit	% of Total

Medifast	$9,879,000	156%	$10,414,000	101%
MWCC and Wholesale	(2,213,000)	-35%	1,143,000	11%
All Other	(1,333,000)	-21%	(1,276,000)	-12%
Net Profit	$6,333,000	100%	$10,281,000	100%

Medifast Segment: The Medifast reporting segment consists of the activity of Medifast Direct Marketing and Take Shape for Life. This represents the majority of our business and is discussed in the Overview of the Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011 above. See Note 11, “Business Segments” of the financial statements for a detailed breakout of expenses.

MWCC and Wholesale Segment: Profitability of this segment decreased $3.4 million in the first quarter of 2012 as compared to the first quarter of 2011. The decrease in net profitability is due to the hiring of expertise in key areas to build the internal infrastructure to open Medifast Weight Control Centers since the first quarter of 2011. Results included a charge of $388,000 related to workforce reductions in the Centers and Corporate offices. Approximately seventy positions were either eliminated or re-aligned to enhance the profitability of the MWCC and Wholesale segment. Approximately $2.5 million of annualized savings from restructuring and re-alignment will benefit this segment.

The Company’s key focus over the remainder of 2012 is to enhance the customer experience through additional offerings such as metabolic testing, additional dietitian support, and enhanced reviews of laboratory tests to show members the impact of weight loss on their overall health. To improve profitability, the Company is focused on reducing advertising spend as a percentage of sales for each corporate center, focusing on the four-wall staffing strategy of each Corporate Center, and leveraging the corporate support required to operate the Centers. The Company had seventy-five corporate centers in operation as of March 31, 2012 as compared to forty prior to 2011. The Company had thirty-two franchise centers in operation as of March 31, 2012 as compared to twenty-one franchise centers in the prior year.

All Other Segment: The All other segment consists of corporate expenses related to the parent Company operations. Year-over-year parent company expenses increased by $57,000. Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations. See footnote 11, “Business Segments”, for additional detail.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. Since nearly all of our debt is variable rate based, any changes in market interest rates will cause a similar change in our net interest expense. At March 31, 2012, there was $4.3 million of variable interest loans outstanding which is subject to interest rate risk. Interest rates on our variable rate loans ranged from 1.54% to 2.24% for the period ended March 31, 2012. Each 100 basis point increase in the bank’s LIBOR rates relative to these borrowings would impact interest expense by $43,000 over a 12-month period.

We are exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at March 31, 2012, we estimate that the fair value of our investment portfolio would decline by an immaterial amount and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

Item 4.  Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2012. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.   Legal Proceedings

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow, his Fraud Discovery Institute, Inc., its subsidiary iBusiness Reporting, its editor William Lobdell, as well as Tracy Coenen, her Sequence, Inc., “Zee Yourself”, and Robert L. Fitzpatrick for defamation and violations of California Corporation Code Sections 25400 et seq and 17200 et seq, alleging a scheme of market manipulation of  Medifast stock for Defendants’ monetary gain, by damaging the business reputation of Medifast and its meal replacement weight loss products. Bradley T. MacDonald, former Executive Chairman of Medifast, who was also a large shareholder of the Company, joined the lawsuit individually. The suit seeks at least $270 million in compensatory damages, punitive damages, and ancillary relief. The Company continues prosecution of this civil suit. The Company also continues to pursue its pending complaints filed in March, 2009 with the SEC, Maryland Securities Commissioner, and the U.S. Attorney against most of these same named defendants with respect to the related matter.

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

Since 2010, Jason Pharmaceuticals, Inc. has received five Notices of Charge of Discrimination filed with the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging discrimination suffered by two current employees and three former employees. The EEOC dismissed three of those charges in 2011. In 2011 the two claimants whose claims were dismissed during the second quarter, filed suit to pursue those claims in U.S. District Court. One of those claims was resolved through mediation recently. The Company intends to vigorously defend against the remaining claim.

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

Item 1A.  Risk Factors

Information about risk factors for the three months ended March 31, 2012, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 5.  Other Information

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

There are 275,000 remaining authorized shares that may be repurchased.

The following is a summary of our common stock purchases during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2012	-	-	-	275,000
February 1 - February 29, 2012	-	-	-	275,000
March 1 - March 31, 2012	-	-	-	275,000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL C. MACDONALD	May 10, 2012
Michael C. MacDonald
Executive Chairman of the Board and Chief Executive Officer
(principal executive officer )

BY:	/S/ BRENDAN N. CONNORS	May 10, 2012
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

