Form 10-Q
period 2012-06-30
MEDIFAST INC
filed 2012-08-09
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2012
Common stock, $.001 par value per share	15,525,955

Medifast, Inc.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$37,120,000	$14,262,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $628,000 and $504,000	2,395,000	1,477,000
Inventory	16,265,000	19,969,000
Investment securities	19,436,000	19,538,000
Income taxes, prepaid	442,000	5,434,000
Prepaid expenses and other current assets	3,094,000	2,251,000
Deferred tax assets	748,000	1,055,000
Total current assets	79,500,000	63,986,000

Property, plant and equipment - net	39,621,000	38,852,000
Trademarks and intangibles - net	741,000	1,003,000
Other assets	1,096,000	1,824,000

TOTAL ASSETS	$120,958,000	$105,665,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,087,000	$18,830,000
Current maturities of long-term debt and capital leases	552,000	1,426,000
Total current liabilities	30,639,000	20,256,000

Other liabilities
Long-term debt, net of current portion	3,225,000	3,337,000
Capital leases, net of current portion	841,000	914,000
Deferred tax liabilities	6,856,000	7,756,000
Total liabilities	41,561,000	32,263,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized; 15,525,955 and 15,510,185 issued and outstanding	16,000	16,000
Additional paid-in capital	37,995,000	36,076,000
Accumulated other comprehensive income	432,000	396,000
Retained earnings	67,462,000	60,658,000
Less: cost of 1,608,908 and 1,458,908 shares of common stock in treasury	(26,508,000)	(23,744,000)
Total stockholders' equity	79,397,000	73,402,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$120,958,000	$105,665,000

See notes to unaudited condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$93,571,000	$78,255,000	$182,496,000	$152,550,000
Cost of sales	23,431,000	19,214,000	45,600,000	36,829,000
Gross Profit	70,140,000	59,041,000	136,896,000	115,721,000

Selling, general, and administration	65,542,000	49,984,000	126,160,000	96,562,000

Income from operations	4,598,000	9,057,000	10,736,000	19,159,000

Other income
Interest income/ (expense), net	90,000	79,000	162,000	142,000
Other	814,000	6,000	938,000	122,000
	904,000	85,000	1,100,000	264,000

Income before income taxes	5,502,000	9,142,000	11,836,000	19,423,000
Provision for income taxes	(2,689,000)	(3,198,000)	(5,032,000)	(7,121,000)

Net income	$2,813,000	$5,944,000	$6,804,000	$12,302,000

Basic earnings per share	$0.20	$0.42	$0.50	$0.87

Diluted earnings per share	$0.20	$0.41	$0.49	$0.85

Weighted average shares outstanding -
Basic	13,747,000	14,175,990	13,711,961	14,219,532

Diluted	13,834,264	14,461,316	13,779,595	14,489,759

See notes to unaudited condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$2,813,000	$5,944,000	$6,804,000	$12,302,000
Other comprehensive income, net of tax
Unrealized gains (losses) on securities	(102,000)	124,000	36,000	96,000
Other comprehensive income (loss)	(102,000)	124,000	36,000	96,000

Comprehensive income	$2,711,000	$6,068,000	$6,840,000	$12,398,000

See notes to unaudited condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Six Months Ended June 30, 2012

(Unaudited)

					Accumulated
		Par Value			other
	Number of	$0.001	Additional Paid-	Retained	comprehensive
	Shares	Amount	In Capital	Earnings	income	Treasury Stock	Total
Balance, December 31, 2011	15,510,185	$16,000	$36,076,000	$60,658,000	$396,000	$(23,744,000)	$73,402,000

Share-based compensation to executives and directors			1,455,000				1,455,000
Share-based compensation tax benefit			464,000				464,000
Restricted shares issued to executives and directors	15,770
Treasury stock purchases						(2,764,000)	(2,764,000)
Comprehensive income:
Net income				6,804,000			6,804,000
Net change in unrealized gain (loss) on investments					36,000		36,000
Comprehensive income							6,840,000

Balance, June 30, 2012	15,525,955	$16,000	$37,995,000	$67,462,000	$432,000	$(26,508,000)	$79,397,000

See notes to unaudited condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$6,804,000	$12,302,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	5,190,000	3,662,000
Realized (gain) on investment securities, net	(48,000)	(12,000)
Share-based compensation	1,455,000	1,299,000
Deferred income taxes	(616,000)	209,000
Loss on disposal of fixed assets	44,000	-
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(918,000)	(524,000)
Inventory	3,704,000	3,823,000
Prepaid expenses and other current assets	(843,000)	325,000
Other assets	429,000	(1,000)
Accounts payable and accrued expenses	11,256,000	5,915,000
Income taxes	4,992,000	3,508,000
Net cash provided by operating activities	31,449,000	30,506,000
Cash Flow from Investing Activities:
Sale of investment securities	5,411,000	4,927,000
Purchase of investment securities	(5,200,000)	(6,277,000)
Purchase of property and equipment	(5,347,000)	(5,549,000)
Purchase of intangible assets	-	(131,000)
Net cash used in investing activities	(5,136,000)	(7,030,000)
Cash Flow from Financing Activities:
Repayment of long-term debt and capital leases	(1,163,000)	(730,000)
Decrease in note receivable	8,000	5,000
Excess tax benefits from share-based compensation	464,000	709,000
Purchase of treasury stock	(2,764,000)	(12,333,000)
Net cash used in financing activities	(3,455,000)	(12,349,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	22,858,000	11,127,000
Cash and cash equivalents - beginning of the period	14,262,000	17,165,000
Cash and cash equivalents - end of period	$37,120,000	$28,292,000

Supplemental disclosure of cash flow information:
Interest paid	$56,000	$50,000
Income taxes paid	$105,000	$2,639,000

Supplemental disclosure of non cash activity:
Capitalized lease additions	$104,000	$-

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

The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

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

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02 Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This amendment allows the Company to assess qualitative factors in order to determine if it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. A fair value calculation is no longer required until it is determined based on the qualitative assessment, that it is more likely than not, the indefinite-lived intangible asset is impaired. Management is currently evaluating the effect that the provisions of ASU 2012-02 will have on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which provides for enhanced disclosures that will enable users of financial statements to evaluate the effect of netting arrangements on an entity’s financial position. This includes the effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities. Management is currently evaluating the effect that the provisions of ASU 2011-11 will have on the Company’s financial statements.

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

Inventories consist of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Raw Materials	$4,464,000	$4,591,000
Packaging	2,554,000	2,204,000
Finished Goods	9,247,000	13,174,000
	$16,265,000	$19,969,000

6.	Intangible Assets

The Company has acquired certain intangible assets, which include: customer lists, trademarks, patents and copyrights. The customer lists are being amortized over a 3-year period based on management’s best estimate of the expected useful life. The costs of trademarks, patents and copyrights are amortized over 2 to 7 years based on their estimated useful life.

	As of June 30, 2012		As of December 31, 2011
	Gross		Gross		Weighted-Avg.
	Carrying	Accumulated	Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period

Customer lists	$235,000	$168,000	$235,000	$128,000	3 years
Trademarks, patents, and copyrights	2,437,000	1,763,000	2,440,000	1,544,000	4 years
Total	$2,672,000	$1,931,000	$2,675,000	$1,672,000

Amortization expense for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Customer lists	$20,000	$20,000	$40,000	$39,000
Trademarks, patents, and copyrights	132,000	95,000	219,000	191,000

Total trademarks and intangibles	$152,000	$115,000	$259,000	$230,000

Amortization expense is included in selling, general and administrative expenses.

7.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income	$2,813,000	$5,944,000	$6,804,000	$12,302,000

Denominator:
Weighted average shares of common stock outstanding	13,747,000	14,175,990	13,711,961	14,219,532
Effect of dilutive common stock equivalents	87,264	285,326	67,634	270,227

Weighted average diluted common shares outstanding	$13,834,264	$14,461,316	$13,779,595	$14,489,759

EPS:
Basic	$0.20	$0.42	$0.50	$0.87
Diluted	$0.20	$0.41	$0.49	$0.85

8.	Estimates

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

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

June 30, 2012	Level I	Level II	Level III	Total

Investment securities	$19,436,000	-	-	$19,436,000
Cash equivalents	1,241,000	-	-	1,241,000
Total Assets	$20,677,000	$-	$-	$20,677,000

December 31, 2011	Level I	Level II	Level III	Total

Investment securities	$19,538,000	-	-	$19,538,000
Cash equivalents	803,000	-	-	803,000
Total Assets	$20,341,000	$-	$-	$20,341,000

10.	Share-based Compensation

Restricted Stock

The Company has issued restricted stock to employees and directors generally with terms ranging from one to six years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Compensation expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

		Weighed-Average
	Shares	Grant Date Fair Value
Unvested at December 31, 2011	455,256	$7.08
Granted	15,770	17.46
Vested	(211,975)	7.00
Forfeited	-	-
Unvested at June 30, 2012	259,051	$7.88

The total restricted stock awards vested and charged against income during the three months ended June 30, 2012 and 2011 was $882,000 and $617,000, respectively and for the six months ended June 30, 2012 and 2011 was $1.5 million and $1.3 million, respectively. During the second quarter of 2012, approximately $440,000 of restricted stock awards were vested and expensed for the former Executive Chairman of the Board of Directors. The total income tax benefit recognized in the consolidated statement of income for these restricted stock awards was approximately $341,000 and $232,000 for the three months ended June 30, 2012 and 2011, respectively and $563,000 and $488,000 for the six months ended June 30, 2012 and 2011, respectively. The tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards was approximately $464,000 and $214,000 for the three months ended June 30, 2012 and 2011, respectively and $464,000 and $709,000 for the six months ending June 30, 2012 and 2011, respectively. There was approximately $2 million of total unrecognized compensation cost related to restricted stock awards as of June 30, 2012. The cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

The following tables present segment information for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
	Medifast	MWCC & Wholesales	Other	Consolidated

Revenues	$78,220,000	$15,351,000	$-	$93,571,000
Cost of Sales	19,782,000	3,649,000	-	23,431,000
Selling, General and Administrative Expense	47,173,000	10,279,000	5,282,000	62,734,000
Depreciation and Amortization	2,030,000	720,000	58,000	2,808,000
Interest(net) and other	14,000	4,000	(922,000)	(904,000)
Income before income taxes	$9,221,000	$699,000	$(4,418,000)	$5,502,000

Segment Assets	$76,898,000	$15,853,000	$28,207,000	$120,958,000

	Three Months Ended June 30, 2011
	Medifast	MWCC & Wholesales	Other	Consolidated

Revenues	$68,603,000	$9,652,000	$-	$78,255,000
Cost of Sales	16,920,000	2,294,000	-	19,214,000
Selling, General and Administrative Expense	39,735,000	6,664,000	1,570,000	47,969,000
Depreciation and Amortization	1,648,000	283,000	84,000	2,015,000
Interest(net) and other	3,000	-	(88,000)	(85,000)
Income before income taxes	$10,297,000	$411,000	$(1,566,000)	$9,142,000

Segment Assets	$51,687,000	$10,849,000	$39,370,000	$101,906,000

	Six Months Ended June 30, 2012
	Medifast	MWCC & Wholesales	Other	Consolidated

Revenues	$153,773,000	$28,723,000	$-	$182,496,000
Cost of Sales	38,709,000	6,891,000	-	45,600,000
Selling, General and Administrative Expense	92,084,000	22,115,000	6,771,000	120,970,000
Depreciation and Amortization	3,825,000	1,230,000	135,000	5,190,000
Interest(net) and other	47,000	8,000	(1,155,000)	(1,100,000)
Income before income taxes	$19,108,000	$(1,521,000)	$(5,751,000)	$11,836,000

Segment Assets	$76,898,000	$15,853,000	$28,207,000	$120,958,000

	Six Months Ended June 30, 2011
	Medifast	MWCC & Wholesales	Other	Consolidated

Revenues	$134,700,000	$17,850,000	$-	$152,550,000
Cost of Sales	32,650,000	4,179,000	-	36,829,000
Selling, General and Administrative Expense	78,129,000	11,820,000	2,951,000	92,900,000
Depreciation and Amortization	2,965,000	532,000	165,000	3,662,000
Interest(net) and other	10,000	-	(274,000)	(264,000)
Income before income taxes	$20,946,000	$1,319,000	$(2,842,000)	$19,423,000

Segment Assets	$51,687,000	$10,849,000	$39,370,000	$101,906,000

12.	Contingencies

On July 20, 2012, Jason Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company signed a proposed consent decree with the Federal Trade Commission (“FTC”), in response to the FTC’s investigation of certain statements in the Company’s advertising for its weight-loss programs. The new agreement will replace a previous consent order entered into by Jason Pharmaceuticals, Inc. and the FTC in 1992. The FTC expressed concern that some of the Company’s advertising contained claims which were not compatible with current standards for substantiation. Pursuant to the consent decree, the Company has agreed to modify certain advertising claims in this regard and has agreed to ensure that its clinical studies meet the protocol contained in the proposed consent agreement. The Company accrued an estimated civil penalty of $3.7 million to resolve the FTC’s concerns and avoid protracted legal proceedings. The proposed consent agreement must be accepted by the FTC and submitted for approval to a federal district court before it becomes effective. The proposed consent decree is attached as Exhibit 10.9 to this Quarterly Report on Form 10-Q.

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

Since 2010, Jason Pharmaceuticals has received seven Notices of Charge of Discrimination filed with the US EEOC alleging discrimination suffered by 2 current employees, 3 former employees, and 2 employment applicants. The EEOC dismissed three of those charges in 2011. As reported in 2011 Q3, the two Claimants whose charge claims were dismissed during the second quarter filed suit to pursue those claims in US District Court. One of those claims has been resolved through mediation recently. The Company intends to vigorously defend against the remaining claims.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the six months ended June 30, 2012 and 2011, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2008.

Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of June 30, 2012 and December 31, 2011 were $324,000 and $234,000, respectively.

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

Background:

The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products. The Company’s product lines include meal replacements and vitamins. Our products and services are sold to weight loss program participants primarily via the internet, telephone, and brick and mortar clinics. Customers of our Health Coaches in the Take Shape for Life person-to-person direct sales channel are directed to order our products through either the internet or through the Company’s in-house call center. Our meal food items accounted for 95% of our revenues in the first six months of 2012 and 93% of our revenues for the same period of 2011. Program sales in our Medifast Weight Control Center channel accounted for 3% of revenues in the first six months of 2012 and 2% in the first six months of 2011. Shipping revenue and other accounted for 2% in the first six months of 2012 and 4% in the first six months of 2011. In the first six months of 2012, revenue increased to $182.5 million as compared to $152.6 million in the first six months of 2011, an increase of $29.9 million or 20%. The Take Shape for Life sales channel accounted for 59.6% of total revenue, direct response marketing 24.7%, and Medifast Weight Control Centers and Medifast Wholesale Physicians 15.7%.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend in the Medifast Direct channel, number of active Health Coaches, and average monthly revenue generated per health coach in the Take Shape for Life channel, and average same store sales improvement for the Medifast Weigh Control Center channel.

In the first six months of 2012, we continued to see sales growth and improvement in Take Shape for Life, Medifast Direct and Medifast Weight Control Centers and Medifast Wholesale Physicians. Take Shape for Life revenue increased 13% to $108.7 million compared with $96.4 million in 2011. Growth in revenues for the segment was driven by increased customer product sales as a result of an increase in the average revenue per health coach per month. The average revenue per health coach per month increased from $1,615 in the second quarter of 2011 to $1,683 in the second quarter of 2012. The increase is primarily due to an increase in usage of our newly streamlined Trilogy Training website that was launched at the Take Shape for Life annual conference in late July 2011, offering easier to access training material. In addition, Take Shape for Life launched monthly incentives that drove client and coach acquisition and resulted in the increase of monthly revenue per health coach. The number of active Health Coaches at the end of the second quarter of 2012 decreased to 10,200 compared to 10,300 in the prior year, a decrease of 1%. Since December 31, 2011 however, the number of active health coaches has increased 6% from 9,600. Active Health Coaches are defined as Health Coaches receiving income from a product sale in the last month of the quarter.

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

The Medifast Direct Sales division increased 18% to $45.1 million as compared with $38.2 million in 2011, an increase of $6.9 million. The Company experienced a revenue to spend ratio of 2.8 to 1 return on advertising spend in the first half of 2012 and 2011.

The Medifast Weight Control Centers and Medifast Wholesale Physicians experienced revenue growth of 60% to $28.7 million compared with $17.9 million in 2011. Revenue increased due to the opening of thirty-one new centers in 2011, eighteen new centers in the first half of 2012, a 20% increase in the same store sales for Centers open for greater than one year, and the increased success of franchise centers. The Company’s key focus the remainder of 2012 is to increase the number of franchise centers and continue to enhance the customer experience through additional offerings such as metabolic testing, the support of a dietitian, and a medical review of laboratory tests to show members the impact of weight loss on their overall health. In order to improve profitability, the Company is focused on reducing advertising spend as a percentage of sales for each Corporate Center, as well as realigning our four-wall staffing strategy of each Corporate Center and the amount of corporate support required to support the Medifast Weight Control Centers.

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

Take Shape For Life™®–Take Shape For Life is the personal coaching division of Medifast. Take Shape for Life is led by its co-founder, a physician with a background in critical care. The coaching network consists of independent contractor Health Coaches (“Health Coaches”), who are trained to provide coaching and support to clients on the Medifast weight-loss program. Health Coaches are conduits to give clients the encouragement and mentoring to assist them to successfully reach a healthy weight. Take Shape For Life provides a road map to empower the individual to take control of their health through better habits. Take Shape for Life offers the exclusive BeSlim® philosophy, which encourages long-term weight maintenance. Take Shape For Life also moves beyond the scope of weight loss to teach customers how to achieve optimal health through the balance of body, mind, and finances. Take Shape For Life uses the high-quality, medically validated products of Medifast that have been proven safe and effective in clinical studies. Health Coaches and their clients follow the Habits of Health book and companion workbook written by the Take Shape For Life co-founder to create a lifelong health optimization program. In addition to the encouragement and support of a Health Coach, clients of Take Shape For Life are offered a bio-network of support including website information, scheduled program medical and general support calls, and access to registered dietitians via toll-free telephone, email, and web chats.

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

Medifast Weight Control Centers – The Medifast Weight Control Center is the brick and mortar clinic channel of Medifast with locations in Delaware, Florida, Maryland, New Jersey, North Carolina, Pennsylvania, Texas, and Virginia. In the second quarter of 2012, the Company opened thirteen new Medifast Weight Control Centers and had a total of eighty-eight locations in operation at June 30, 2012. The centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized patient counseling, and InbodyTM composition analysis. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives. The centers also benefit from the nationally advertised brand which encourages walk-ins and referrals from its customers and other Medifast business channels.

In 2008, the Company began offering the clinic model as a franchise opportunity. The Company currently has franchisee centers located in Alabama, Arizona, California, Louisiana, Minnesota, Maryland, Wisconsin and Pennsylvania. At June 30, 2012, thirty-two franchise locations were in operation.

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

Overview of Financial Results

	Three Months Ended June 30,
	2012	2011	$ Change	% Change

Revenue	$93,571,000	$78,255,000	$15,316,000	20%
Cost of sales	23,431,000	19,214,000	4,217,000	22%
Gross Profit	70,140,000	59,041,000	11,099,000	19%

Selling, general, and administrative costs	65,542,000	49,984,000	15,558,000	31%

Income from operations	4,598,000	9,057,000	(4,459,000)	-49%

Other income
Interest income (expense), net	90,000	79,000	11,000	14%
Other income	814,000	6,000	808,000	13467%
	904,000	85,000	819,000	964%

Income before provision for income taxes	5,502,000	9,142,000	(3,640,000)	-40%
Provision for income tax (expense)	(2,689,000)	(3,198,000)	509,000	-16%

Net income	$2,813,000	$5,944,000	$(3,131,000)	-53%

% of revenue

Gross Profit	75.0%	75.4%
Selling, general, and administrative costs	70.0%	63.9%
Income from Operations	4.9%	11.6%

	Six Months Ended June 30,
	2012	2011	$ Change	% Change

Revenue	$182,496,000	$152,550,000	$29,946,000	20%
Cost of sales	45,600,000	36,829,000	8,771,000	24%
Gross Profit	136,896,000	115,721,000	21,175,000	18%

Selling, general, and administrative costs	126,160,000	96,562,000	29,598,000	31%

Income from operations	10,736,000	19,159,000	(8,423,000)	-44%

Other income
Interest income (expense), net	162,000	142,000	20,000	14%
Other income	938,000	122,000	816,000	669%
	1,100,000	264,000	836,000	317%

Income before provision for income taxes	11,836,000	19,423,000	(7,587,000)	-39%
Provision for income tax (expense)	(5,032,000)	(7,121,000)	2,089,000	-29%

Net income	$6,804,000	$12,302,000	$(5,498,000)	-45%

% of revenue

Gross Profit	75.0%	75.9%
Selling, general, and administrative costs	69.1%	63.3%
Income from Operations	5.9%	12.6%

Revenue: Revenue increased 20% to $93.6 million and $182.5 million for the three and six months ended June 30, 2012, respectively, as compared to $78.3 million and $152.6 million for the three and six months ended June 30, 2011. For the three months ended June 30, 2012, the Take Shape for Life sales channel accounted for 59.5% of total revenue, the Medifast Direct channel accounted for 24.1% of total revenue and the Weight Control Centers and Medifast Wholesale Physicians accounted for 16.4% of total revenue. For the six months ended June 30, 2012, the Take Shape for Life sales channel accounted for 59.6% of total revenue, the Medifast Direct channel accounted for 24.7% of total revenue, and the Weight Control Centers and Medifast Wholesale Physicians accounted for 15.7% of total revenue.

Take Shape for Life revenue increased 13% to $55.7 million and $108.7 million for the three and six months ended June 30, 2012, respectively, in comparison to 2011. Growth in revenues for the segment was driven by increased customer product sales as a result of an increase in the monthly revenue per active health coach. The average monthly revenue per health coach increased from $1,615 in the second quarter of 2011 to $1,683 in the second quarter of 2012. The Company attributes the 4% average revenue increase per health coach to improvements to its training since establishing the Trilogy Training website launched at the Take Shape for Life annual conference in July 2011. In addition, Take Shape for Life offered monthly incentives during the first half of 2012, increasing client sales.

The Medifast Direct Response Sales division sales increased 17% to $22.5 million for the three months ended June 30, 2012, and 18% to $45.1 million for the six months ended June 30, 2012 compared to same periods for 2011. Sales in this channel are driven primarily by targeted customer advertising on-line and in local radio spots, and by highlighting customer successes in large national publications and on television. The revenue to spend for the six months of 2012 was 2.8 to 1. The Company spent approximately $15.8 million on direct response advertising during this period, an increase of 15% from the first six months of 2011.

The Medifast Weight Control Centers and Medifast Wholesale Physicals channel revenues increased 59% and 61% for the three and six months ended June 30, 2012, respectively. This increase was driven by the opening of new corporate and franchise locations and year-over-year improvement in same store sales. At June 30, 2012, Medifast Weight Control Centers were operating in eighty-eight locations in Delaware, Florida, Maryland, New Jersey, North Carolina, Pennsylvania, Texas, and Virginia. Thirty-two franchise centers were also in operation. Same store sales for centers open greater than one year increased by 19% and 20% for the three and six months ended June 30, 2012, respectively, in comparison to 2011. There were forty-six centers in the comparative same-store-sales base.

Cost of Sales: Cost of sales increased $4.2 million and $8.8 million to $23.4 million and $45.6 million for the three and six months ended June 30, 2012, respectively as compared to $19.2 million and $36.8 million for the year prior. As a percentage of sales, gross margin decreased to 75% from 75.9% for the first six months of 2011. The six months ended decline in gross margin was due to increases in commodity costs, more customer orders qualifying for reduced shipping charges, and customers taking advantage of additional promotional offerings introduced during the first quarter of 2012.

Selling, General and Administrative Costs: Selling, general, and administrative expenses were $65.5 million compared to $50.0 million in the second quarter of 2011, an increase of $15.5 million. For the first six months ended June 30, 2012, selling, general, and administrative expenses were $126.2 million compared to $96.6 million for the prior year, an increase of $29.6 million. As a percentage of sales, selling, general, and administrative expenses increased to 70.0% and 69.1% for the three and six months ended June 30, 2012, respectively, versus 63.9% and 63.3% for the prior year. Take Shape for Life commission expense, which is variable based upon product sales, and increases as a percentage of sales as health coaches attain higher sales levels, increased by approximately $3.5 million as Take Shape for Life sales grew 13% compared to the second quarter of 2011. Take Shape for Life Health Coaches are independent contractors that are paid commissions on product sales referred to the Company.

Salaries and benefits increased by approximately $3.1 million and $7.5 million for the three and six months ended June 30, 2012, respectively, in comparison to the prior year. This increase is due to the hiring of employees to support new Medifast Weight Control Centers, and new hires in our information technology, human resources, finance, Take Shape for Life, and marketing departments to support growth. Since the beginning of 2011, the Company has opened an additional 49 centers. Headcount costs in the second quarter of 2012 declined as compared to the first quarter of 2012 as a result of restructuring actions implemented at the end of March 2012, discussed below.

In March 2012, the Company recorded restructuring charges of $723,000 to facilitate a workforce reduction in the Medifast Weight Control Centers and its Corporate offices. Approximately seventy positions were either eliminated or re-aligned in order to reduce operating costs of the MWCC and Wholesale segment. The workforce reduction and staffing re-alignment will result in approximately $3 million in annualized savings. As of June 30, 2012, the Company paid $611,000 of these restructuring charges. Several additional positions were also eliminated during the quarter, increasing the total restructuring charges by $80,000. The remaining $174,000 in restructuring charges is expected to be paid prior to December 31, 2012.

The rollforward of the restructuring charges is as follows:

Restructuring Charges

		MWCC &
	Medifast	Wholesales	Total

Accrued restructuring charges as of December 31, 2011	$-	$-	$-

Restructuring charges accrued	$335,000	$388,000	$723,000
Payments during the quarter	-	-	-

Ending balance accrued as of March 31, 2012	$335,000	$388,000	$723,000

Additional restructuring charges accrued	$37,000	$43,000	$80,000
Payments during the quarter	(269,000)	(360,000)	(629,000)

Ending balance accrued as of June 30, 2012	$103,000	$71,000	$174,000

Sales and marketing expense increased by $1.4 million and $4.5 million for the three and six months ended June 30, 2012, respectively, as compared to last year. The increase consisted of $1.0 million of additional advertising in the Medifast Direct channel in the first and second quarters of 2012 and $1.2 million of branding investments in the first quarter of 2012. The branding investments included $500,000 video production costs and $700,000 television and internet advertising in three of the Company’s larger markets.

Office expenses increased $1.2 million for the three months ended June 30, 2012 and $3.0 million for the six months ended June 30, 2012, in comparison to 2011. The increase was primarily due to higher rent for administrative offices and Medifast Weight Control Centers, information technology related costs to support our core operating systems, and insurance costs. Legal expenses increased $3.7 million due to the anticipated settlement with the Federal Trade Commission related to prior advertising practices. Other expenses consisting primarily of depreciation and credit card processing fees increased $2.0 million and $3.6 million for the three and six months ended June 30, 2012, respectively, in comparison to the same periods in 2011.

Income Taxes: In the second quarter of 2012, the Company recorded $2.7 million in income tax expense resulting in an effective tax rate of 48.9%. For the same period in 2011, $3.2 million of income tax expense was recorded and the Company had an effective tax rate of 35.0%. For the six months ended June 30, 2012, income tax expense was $5.0 million, an effective rate of 42.5% compared to $7.1 million in 2011 with an effective rate of 36.7%. The increase in the effective tax rate was the result of the non-deductibility of the costs associated with the anticipated FTC settlement. The Company anticipates a full year tax rate of approximately 38% to 39% in 2012.

Pre-tax profit declined as a percent of sales from 11.7% and 12.7% in the three and six months ended June 30, 2011, respectively, to 5.9% and 6.5% in the three and six months ended June 30, 2012. The Medifast segment declined from 15.0% and 15.6% in the three and six months ended June 30, 2011 to 11.8% and 12.4% in three and six months ended June 30, 2012. The decline in pre-tax profit was a result of the increase in cost of sales as described above as well as the $3.7 million increase in legal expenses due to the anticipated FTC settlement. The decrease was partially offset by a one-time $0.8 million gain in other income associated with a key man insurance proceed for the Company’s former Executive Chairman of the Board of Directors.

Net Income: Net income was $2.8 million and $6.8 million for the three and six months ended June 30, 2012, respectively, a decrease of $3.1 million and $5.5 million in comparison to 2011. Pre-tax profit as a percent of sales decreased to 5.9% for the three months ended June 30, 2012, and 6.5% for the six months ended June 30, 2012. The decrease in profitability is primarily the result of the expansion of the corporate Medifast Weight Control Centers and the anticipated FTC settlement.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with accounting principles generally accepted in the United States, referred to as GAAP, the Company has provided certain financial measures that are not in accordance with GAAP. The Company’s non-GAAP financial measures of adjusted net income and adjusted diluted earnings per share exclude the charges the Company incurred in relation to the anticipated non-tax deductible FTC settlement. Because the anticipated FTC settlement is a unique event, not directly related to the Company’s normal operations, the Company believes these non-GAAP financial measures may help investors better understand and compare our quarterly operating results and trends by eliminating this component.

The reconciliations of these non-GAAP financial measures are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Income from operations	$4,598,000	$9,057,000	$10,736,000	$19,159,000
FTC Settlement Expense	3,700,000	-	3,700,000	-
Adjusted Income from operations-excluding FTC settlement expense	$8,298,000	$9,057,000	$14,436,000	$19,159,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$2,813,000	$5,944,000	$6,804,000	$12,302,000
Adjustment for FTC Settlement Expense	3,700,000	-	3,700,000	-
Adjusted net income-excluding FTC settlement expense	$6,513,000	$5,944,000	$10,504,000	$12,302,000

Diluted earnings per share	$0.20	$0.41	$0.49	$0.85
Adjustment of FTC settlement expense	0.27	-	0.27	-
Adjusted diluted earnings per share	$0.47	$0.41	$0.76	$0.85

The weighted-average diluted shares outstanding used in the calculation of theses non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Excluding the impact of the $3.7 million expense for the anticipated FTC settlement recognized during the second quarter of 2012, income from operations for the quarter ended June 30, 2012, decreased $0.8 million to $8.3 million from $9.1 million income from operations during the first quarter of 2011. Adjusted income from operations for the six months ended June 30, 2012 decreased $4.8 million to $14.4 from $19.2 million during the six months ended June 30, 2011. Adjusted net income for the quarter ended June 30, 2012 increased 9.6% to $6.5 million, as compared to 2011 net income of $5.9 million. Adjusted net income for the six months ended June 30, 2012 decreased to $10.5 million from $12.3 million for the six months ended June 30, 2011. The costs associated with the anticipated FTC settlement are non-deductible for tax purposes and resulted in an increased effective tax rate of 48.9% for the six months ended June 30, 2012. Adjusted diluted earnings per share for the second quarter of 2012 increased to $0.47 as compared to diluted earnings per share of $0.41 for same period in 2011.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment for the Three Months Ended June 30,
	2012		2011
Segments	Sales	% of Total	Sales	% of Total

Medifast	$78,220,000	84%	$68,603,000	88%
MWCC and Wholesale	15,351,000	16%	9,652,000	12%
Total Sales	$93,571,000	100%	$78,255,000	100%

	Net Sales by Segment for the Six Months Ended June 30,
	2012		2011
Segments	Sales	% of Total	Sales	% of Total

Medifast	$153,773,000	84%	$134,700,000	88%
MWCC and Wholesale	28,723,000	16%	17,850,000	12%
Total Sales	$182,496,000	100%	$152,550,000	100%

Sales by Segment

Medifast Segment: The Medifast segment consists of the sales from Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business, this is discussed in the Overview of the Financial Results above.

The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians. Sales increased by $5.7 million, or 59% in the second quarter of 2012 and by $10.9 million, or 61% for the six months ended June 30, 2012 as compared to 2011. Revenue increased due to the opening of forty-two new corporate centers since June 30, 2011, eighteen of which were opened during the first six months of 2012. The company had thirty-two franchise centers in operation as of June 30, 2012, as compared to twenty-four franchise centers in the prior year. The Company’s expects to expand the number of franchise clinics and continue to enhance the customer experience at corporate clinics through additional offerings such as metabolic testing, dietician support, and reviews of laboratory tests to demonstrate to members the impact of weight loss on their overall health.

	Operating Profit by Segment for the Three Months Ended June 30,

	2012		2011
Segments	Profit	% of Total	Profit	% of Total

Medifast	$9,235,000	201%	$10,300,000	114%
MWCC and Wholesale	703,000	15%	411,000	4%
All Other	(5,340,000)	-116%	(1,654,000)	-18%
Net Profit	$4,598,000	100%	$9,057,000	100%

	Operating Profit by Segment for the Six Months Ended June 30,

	2012		2011
Segments	Profit	% of Total	Profit	% of Total

Medifast	$19,155,000	178%	$20,956,000	109%
MWCC and Wholesale	(1,513,000)	-14%	1,319,000	7%
All Other	(6,906,000)	-64%	(3,116,000)	-16%
Net Profit	$10,736,000	100%	$19,159,000	100%

Operating Profit by Segment

Medifast Segment: The Medifast reporting segment consists of the activity of Medifast Direct Marketing and Take Shape for Life. This represents the majority of our business and is discussed in the Overview of the Financial Results above. See Note 11, “Business Segments” of the financial statements for a detailed breakout of expenses.

MWCC and Wholesale Segment: Profitability of this segment increased $292,000 for the second quarter of 2012 in comparison to the second quarter of 2011 primarily due to an increase in customer sales. Profitability decreased $2.8 million in the first six months of 2012 as compared to the first six months of 2011. The decrease in net profitability is due to the hiring of expertise in key areas to build the internal infrastructure to open Medifast Weight Control Centers during the past year. Results included a charge of $388,000 during the first quarter that related to workforce reductions in the Centers and Corporate offices. Approximately seventy positions were either eliminated or re-aligned to enhance the profitability of the MWCC and Wholesale segment. Approximately $2.5 million of annualized savings from restructuring and re-alignment are expected for this segment.

The benefits of the re-alignment began being recognized in the second quarter and profitability increased $288,000 as compared to the second quarter of 2011. The increase is also due to the opening of forty-two centers since June 30, 2011, including eighteen in the current year. Additionally, the Company has reduced the advertising spend as a percentage of sales for each corporate center and has focused on a strategy to leverage corporate office support at the individual centers.

All Other Segment: The All other segment consists of corporate expenses related to the parent Company operations. Year-over-year parent company expenses increased by $3.7 million and $3.8 million for the three and six months ended June 30, 2012, respectively. The increase was caused by the anticipated FTC settlement for $3.7 million. Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations. See footnote 11, “Business Segments”, for additional detail.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. Since nearly all of our debt is variable rate based, any changes in market interest rates will cause a similar change in our net interest expense. At June 30, 2012, there was $3.5 million of variable interest loans outstanding which is subject to interest rate risk. Interest rates on our variable rate loans were 1.54% to 2.24% for the period ended June 30, 2012. Each 100 basis point increase in the bank’s LIBOR rates relative to these borrowings would impact interest expense by $35,000 over a 12-month period.

We are exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at June 30, 2012, we estimate that the fair value of our investment portfolio would decline by an immaterial amount and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2012. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

On July 20, 2012, Jason Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company signed a proposed consent decree with the Federal Trade Commission (“FTC”), in response to the FTC’s investigation of certain statements in the Company’s advertising for its weight-loss programs. The new agreement will replace a previous consent order entered into by Jason Pharmaceuticals, Inc. and the FTC in 1992. The FTC expressed concern that some of the Company’s advertising contained claims which were not compatible with current standards for substantiation. Pursuant to the consent decree, the Company has agreed to modify certain advertising claims in this regard and has agreed to ensure that its clinical studies meet the protocol contained in the proposed consent agreement. The Company estimates it will pay a civil penalty of approximately $3.7 million, without conceding any wrongdoing or liability, to resolve the FTC’s concerns and avoid protracted legal proceedings. The proposed consent agreement must be accepted by the FTC and submitted for approval to a federal district court before it becomes effective.

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

Since 2010, Jason Pharmaceuticals, Inc. has received seven Notices of Charge of Discrimination filed with the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging discrimination suffered by two current employees, three former employees, and two applicants for employment. The EEOC dismissed three of those charges in 2011. In 2011 the two claimants whose claims were dismissed during the second quarter, filed suit to pursue those claims in U.S. District Court. One of those claims was resolved through mediation recently. The Company intends to vigorously defend against the remaining claim.

Item 1A. Risk Factors

Information about risk factors for the six months ended June 30, 2012, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 5. Other Information

The Board of Directors of Medifast, Inc. authorized the repurchase of up to 1,000,000 shares of the Company’s common stock as approved by Board consent on May 29, 2012. The authorization remains open for a period of 24 months ending on May 29, 2014. This authorization is in addition to the previously reported share repurchase authorizations on May 18, 2011 and on July 21, 2011.

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

There are 1,125,000 remaining authorized shares that may be repurchased.

The following is a summary of our common stock purchases during the quarter ended June 30, 2012:

	Total Number	Average	Total Number of Shares	Maximum Number of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs
April 1 - April 30, 2012	-	$-	-	275,000
May 1 - May 31, 2012	150,000	$18.34	150,000	1,125,000
June 1 - June 30, 2012	-	$-	-	1,125,000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL C. MACDONALD	August 9, 2012
Michael C. MacDonald
Executive Chairman of the Board and Chief Executive Officer
(principal executive officer )

BY:	/S/ BRENDAN N. CONNORS	August 9, 2012
Brendan N. Connors
Chief Financial Officer
(principal financial officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

10.9	Proposed Consent Decree between Jason Pharmaceuticals, Inc. and the United States of America

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

