Form 10-Q
period 2012-09-30
MEDIFAST INC
filed 2012-11-09
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to_____________ .

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2012

Common stock, $.001 par value per share	15,525,955

Medifast, Inc.

Index

Part 1 – Financial Information:

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and
December 31, 2011 (audited)	3

Condensed Consolidated Statements of Income (unaudited) for the Three and Nine Months Ended
September 30, 2012 and 2011	4

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine
Months Ended September 30, 2012 and 2011	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the
Nine Months Ended September 30, 2012	6

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months
Ended September 30, 2012 and 2011	7

Notes to Unaudited Condensed Financial Statements	8

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	24

Item 4 – Controls and Procedures	25

Part II – Other Information:

Item 1 – Legal Proceedings	25

Item 1-A – Risk Factors	26

Item 5 – Other Information	26

Item 6 – Exhibits	28

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$43,411,000	$14,262,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $550,000 and $504,000	2,732,000	1,477,000
Inventory	18,279,000	19,969,000
Investment securities	19,504,000	19,538,000
Income taxes, prepaid	606,000	5,434,000
Prepaid expenses and other current assets	2,270,000	2,251,000
Deferred tax assets	790,000	1,055,000
Total current assets	87,592,000	63,986,000

Property, plant and equipment - net	38,946,000	38,852,000
Trademarks and intangibles - net	589,000	1,003,000
Other assets	1,173,000	1,824,000

TOTAL ASSETS	$128,300,000	$105,665,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$29,433,000	$18,830,000
Current maturities of long-term debt and capital leases	555,000	1,426,000
Total current liabilities	29,988,000	20,256,000

Other liabilities
Long-term debt, net of current portion	3,169,000	3,337,000
Capital leases, net of current portion	760,000	914,000
Deferred tax liabilities	7,150,000	7,756,000
Total liabilities	41,067,000	32,263,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized; 15,525,955 and 15,510,185 issued and outstanding	16,000	16,000
Additional paid-in capital	38,459,000	36,076,000
Accumulated other comprehensive income	597,000	396,000
Retained earnings	74,669,000	60,658,000
Less: cost of 1,608,908 and 1,458,908 shares of common stock in treasury	(26,508,000)	(23,744,000)
Total stockholders' equity	87,233,000	73,402,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$128,300,000	$105,665,000

See notes to unaudited condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$90,968,000	$76,067,000	$273,464,000	$228,617,000
Cost of sales	22,632,000	19,625,000	68,233,000	56,453,000
Gross Profit	68,336,000	56,442,000	205,231,000	172,164,000

Selling, general, and administration	59,408,000	49,732,000	185,568,000	146,293,000

Income from operations	8,928,000	6,710,000	19,663,000	25,871,000

Other income
Interest income, net	64,000	98,000	226,000	240,000
Other income (expense)	(13,000)	(6,000)	925,000	115,000
	51,000	92,000	1,151,000	355,000

Income before income taxes	8,979,000	6,802,000	20,814,000	26,226,000
Provision for income taxes	(1,771,000)	(1,733,000)	(6,803,000)	(8,854,000)

Net income	$7,208,000	$5,069,000	$14,011,000	$17,372,000

Basic earnings per share	$0.53	$0.37	$1.02	$1.24
Diluted earnings per share	$0.52	$0.36	$1.02	$1.22

Weighted average shares outstanding -
Basic	13,705,188	13,782,835	13,709,702	14,061,371
Diluted	13,804,212	14,007,947	13,766,013	14,275,452

See notes to unaudited condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$7,208,000	$5,069,000	$14,011,000	$17,372,000
Other comprehensive income, net of tax
Unrealized gains (losses) on securities	164,000	(153,000)	201,000	(58,000)
Other comprehensive income (loss)	164,000	(153,000)	201,000	(58,000)

Comprehensive income	$7,372,000	$4,916,000	$14,212,000	$17,314,000

See notes to unaudited condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Nine Months Ended September 30, 2012

(Unaudited)

	Number of Shares	Par Value $0.001 Amount	Additional Paid- In Capital	Retained Earnings	Accumulated other comprehensive income	Treasury Stock	Total
Balance, December 31, 2011	15,510,185	$16,000	$36,076,000	$60,658,000	$396,000	$(23,744,000)	$73,402,000

Share-based compensation to executives and directors			1,816,000				1,816,000
Share-based compensation tax benefit			567,000				567,000
Restricted shares issued to executives and directors	15,770
Treasury stock purchases						(2,764,000)	(2,764,000)
Comprehensive income:
Net income				14,011,000			14,011,000
Net change in unrealized gain on investments					201,000		201,000
Comprehensive income							14,212,000

Balance, September 30, 2012	15,525,955	$16,000	$38,459,000	$74,669,000	$597,000	$(26,508,000)	$87,233,000

See notes to unaudited condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$14,011,000	$17,372,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	8,219,000	5,793,000
Realized (gain) on investment securities, net	(4,000)	55,000
Share-based compensation	1,816,000	1,916,000
Deferred income taxes	(440,000)	4,832,000
Loss on disposal of fixed assets	59,000	-
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(1,255,000)	(874,000)
Inventory	1,690,000	130,000
Prepaid expenses and other current assets	(19,000)	(93,000)
Other assets	219,000	(639,000)
Accounts payable and accrued expenses	10,603,000	6,440,000
Income taxes	4,828,000	(1,566,000)
Net cash provided by operating activities	39,727,000	33,366,000
Cash Flow from Investing Activities:
Sale of investment securities	7,140,000	6,703,000
Purchase of investment securities	(6,802,000)	(8,085,000)
Purchase of property and equipment	(7,435,000)	(9,847,000)
Purchase of intangible assets	-	(259,000)
Net cash used in investing activities	(7,097,000)	(11,488,000)
Cash Flow from Financing Activities:
Repayment of long-term debt and capital leases	(1,297,000)	(961,000)
Decrease in note receivable	13,000	8,000
Excess tax benefits from share-based compensation	567,000	753,000
Purchase of treasury stock	(2,764,000)	(20,389,000)
Net cash used in financing activities	(3,481,000)	(20,589,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	29,149,000	1,289,000
Cash and cash equivalents - beginning of the period	14,262,000	17,165,000
Cash and cash equivalents - end of period	$43,411,000	$18,454,000

Supplemental disclosure of cash flow information:
Interest paid	$93,000	$78,000
Income taxes paid	$2,249,000	$4,854,000
Supplemental disclosure of non cash activity:
Capitalized lease additions	$104,000	$-

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

The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

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

Inventories consist of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Raw Materials	$5,653,000	$4,591,000
Packaging	1,957,000	2,204,000
Finished Goods	10,946,000	13,295,000
Reserve for Obsolete Inventory	(277,000)	(121,000)
	$18,279,000	$19,969,000

6.	Intangible Assets

The Company has acquired certain intangible assets, which include: customer lists, trademarks, patents and copyrights. The customer lists are being amortized over a 3-year period based on management’s best estimate of the expected useful life. The costs of trademarks, patents and copyrights are amortized over 2 to 7 years based on their estimated useful life.

	As of September 30, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Avg. Amortization Period

Customer lists	$235,000	$188,000	$235,000	$128,000	3 years
Trademarks, patents, and copyrights	2,437,000	1,895,000	2,440,000	1,544,000	4 years
Total	$2,672,000	$2,083,000	$2,675,000	$1,672,000

Amortization expense for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Customer lists	$20,000	$20,000	$60,000	$38,000
Trademarks, patents, and copyrights	132,000	94,000	351,000	181,000

Total trademarks and intangibles	$152,000	$114,000	$411,000	$219,000

Amortization expense is included in selling, general and administrative expenses.

7.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income	$7,208,000	$5,069,000	$14,011,000	$17,372,000

Denominator:
Weighted average shares of common stock outstanding	13,705,188	13,782,835	13,709,702	14,061,371
Effect of dilutive common stock equivalents	99,024	225,112	56,311	214,081

Weighted average diluted common shares outstanding	13,804,212	14,007,947	13,766,013	14,275,452

EPS:
Basic	$0.53	$0.37	$1.02	$1.24
Diluted	$0.52	$0.36	$1.02	$1.22

8.	Estimates

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

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

September 30, 2012	Level I	Level II	Level III	Total

Investment securities	$19,504,000	-	-	$19,504,000
Cash equivalents	1,476,000	-	-	1,476,000
Total Assets	$20,980,000	$-	$-	$20,980,000

December 31, 2011	Level I	Level II	Level III	Total

Investment securities	$19,538,000	-	-	$19,538,000
Cash equivalents	803,000	-	-	803,000
Total Assets	$20,341,000	$-	$-	$20,341,000

10.	Share-based Compensation

Restricted Stock

The Company has issued restricted stock to employees and directors generally with terms ranging from one to six years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Compensation expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighed-Average Grant Date Fair Value
Unvested at December 31, 2011	455,256	$7.08
Granted	15,770	17.46
Vested	(259,168)	7.64
Forfeited	-	-
Unvested at September 30, 2012	211,858	$7.94

The total restricted stock awards vested and charged against income during the three months ended September 30, 2012 and 2011 was $360,000 and $617,000, respectively and for the nine months ended September 30, 2012 and 2011 was $1.8 million and $1.9 million, respectively. During the second quarter of 2012, approximately $440,000 of restricted stock awards were vested and expensed for the former Executive Chairman of the Board of Directors. The total income tax benefit recognized in the consolidated statement of income for these restricted stock awards was approximately $139,000 and $232,000 for the three months ended September 30, 2012 and 2011, respectively and $702,000 and $718,000 for the nine months ended September 30, 2012 and 2011, respectively. The tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards was approximately $104,000 and $44,000 for the three months ended September 30, 2012 and 2011, respectively and $567,000 and $753,000 for the nine months ending September 30, 2012 and 2011, respectively. There was approximately $1.7 million of total unrecognized compensation cost related to restricted stock awards as of September 30, 2012. The cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

In September 2012, the 2012 Share Incentive Plan was approved at the 2012 Annual Meeting of Shareholders. The plan allows for an additional 1,000,000 shares of Company stock to be issued to Participants. The awards may be issued in the form of stock options, stock appreciation rights, and restricted shares.

11.	Business Segments

Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker about how to allocate resources and in assessing performance. The Company has two reportable operating segments: Medifast, and MWCC and Wholesale. The Medifast reporting segment consists of the following distribution channels: Medifast Direct and Take Shape for Life. The MWCC and Wholesale segment consists of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians and international sales.

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

The following tables present segment information for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
	Medifast	MWCC & Wholesales	Other	Consolidated

Revenues	$76,777,000	$14,191,000	$-	$90,968,000
Cost of Sales	18,986,000	3,646,000	-	22,632,000
Selling, General and Administrative Expense	46,118,000	9,311,000	1,012,000	56,441,000
Depreciation and Amortization	2,068,000	841,000	58,000	2,967,000
Interest(net) and other	30,000	5,000	(86,000)	(51,000)
Income before income taxes	$9,575,000	$388,000	$(984,000)	$8,979,000

Segment Assets	$82,402,000	$17,362,000	$28,536,000	$128,300,000

	Three Months Ended September 30, 2011
	Medifast	MWCC & Wholesales	Other	Consolidated

Revenues	$65,624,000	$10,443,000	$-	$76,067,000
Cost of Sales	17,089,000	2,536,000	-	19,625,000
Selling, General and Administrative Expense	37,083,000	9,091,000	1,427,000	47,601,000
Depreciation and Amortization	1,717,000	329,000	85,000	2,131,000
Interest(net) and other	10,000	-	(102,000)	(92,000)
Income before income taxes	$9,725,000	$(1,513,000)	$(1,410,000)	$6,802,000

Segment Assets	$64,443,000	$11,568,000	$27,342,000	$103,353,000

	Nine Months Ended September 30, 2012
	Medifast	MWCC & Wholesales	Other	Consolidated

Revenues	$230,550,000	$42,914,000	$-	$273,464,000
Cost of Sales	57,694,000	10,539,000	-	68,233,000
Selling, General and Administrative Expense	138,202,000	31,426,000	7,783,000	177,411,000
Depreciation and Amortization	5,893,000	2,071,000	193,000	8,157,000
Interest(net) and other	76,000	14,000	(1,241,000)	(1,151,000)
Income before income taxes	$28,685,000	$(1,136,000)	$(6,735,000)	$20,814,000

Segment Assets	$82,402,000	$17,362,000	$28,536,000	$128,300,000

	Nine Months Ended September 30, 2011
	Medifast	MWCC & Wholesales	Other	Consolidated

Revenues	$200,324,000	$28,293,000	$-	$228,617,000
Cost of Sales	49,738,000	6,715,000	-	56,453,000
Selling, General and Administrative Expense	115,212,000	20,912,000	4,376,000	140,500,000
Depreciation and Amortization	4,682,000	861,000	250,000	5,793,000
Interest(net) and other	20,000	-	(375,000)	(355,000)
Income before income taxes	$30,672,000	$(195,000)	$(4,251,000)	$26,226,000

Segment Assets	$64,443,000	$11,568,000	$27,342,000	$103,353,000

12.	Contingencies

On July 20, 2012, Jason Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company signed a proposed consent decree with the Federal Trade Commission (“FTC”), in response to the FTC’s investigation of certain statements in the Company’s advertising for its weight-loss programs. The new agreement replaces a previous consent order entered into by Jason Pharmaceuticals, Inc. and the FTC in 1992. The FTC expressed concern that some of the Company’s advertising contained claims which were not compatible with current standards for substantiation. Pursuant to the consent decree, the Company has agreed to modify certain advertising claims in this regard and has agreed to ensure that its clinical studies meet the protocol contained in the proposed consent agreement. The Company paid a civil penalty of $3.7 million to resolve the FTC’s concerns and avoid protracted legal proceedings.

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

In early 2010, the Chapter 7 Bankruptcy Trustee for Go Fig, Inc. et al., Debtors, filed an adversary civil proceeding in the US Bankruptcy Court (ED, Missouri) against Jason Pharmaceuticals, Inc., a subsidiary of Medifast, Inc. (MED-NYSE), and other unrelated entities seeking to recover, as to each, alleged preferential payments. Jason Pharmaceuticals sold product received by the Debtors and has previously filed a pending claim in the same bankruptcy. Medifast disputed the Trustee’s allegations. This action was by Court order placed on hold while the Trustee litigated similar issues against another Party. This matter was recently settled by Jason Pharmaceuticals, Inc. for $6,500. Upon court approval of the settlement, all matters related to this case will be resolved.

Since 2010, Jason Pharmaceuticals has received seven Notices of Charge of Discrimination filed with the US EEOC alleging discrimination suffered by 2 current employees, 3 former employees, and 2 employment applicants. The EEOC dismissed three of those charges in 2011. As reported in 2011 Q3, the two Claimants whose charge claims were dismissed during the second quarter filed suit to pursue those claims in US District Court. One of those claims has been resolved through mediation. The Court in the second claim recently issued an order granting the Company’s motion for summary judgment. The Claimant has filed an appeal with the Court of Appeals for the 5th Circuit, and the Company will continue to defend against this claim. In addition, the complaints by the 2 employment applicants were recently dismissed.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the nine months ended September 30, 2012 and 2011, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2008.

Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provisions for estimated returns as of September 30, 2012 and December 31, 2011 were $336,000 and $234,000, respectively.

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

Background:

The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products. The Company’s product lines include meal replacements and vitamins. Our products and services are sold to weight loss program participants primarily via the internet, telephone, and brick and mortar clinics. Customers of our Health Coaches in the Take Shape for Life person-to-person direct sales channel are directed to order our products through either the internet or through the Company’s in-house call center. Our meal food items accounted for 95% of our revenues in the first nine months of 2012 and 94% of our revenues for the same period of 2011. Program sales in our Medifast Weight Control Center channel accounted for 3% of revenues in the first nine months of 2012 and 2011. Shipping revenue and other accounted for 2% in the first nine months of 2012 and 3% in the first nine months of 2011. In the first nine months of 2012, revenue increased to $273.5 million as compared to $228.6 million in the first nine months of 2011, an increase of $44.9 million or 20%. The Take Shape for Life sales channel accounted for 60.1% of total revenue, direct response marketing 24.2%, and Medifast Weight Control Centers and Medifast Wholesale Physicians 15.7%.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend in the Medifast Direct channel, number of active Health Coaches, and average monthly revenue generated per health coach in the Take Shape for Life channel, and average same store sales improvement for the Medifast Weigh Control Center channel.

In the first nine months of 2012, we continued to see sales growth and improvement in the Take Shape for Life, Medifast Direct and Medifast Weight Control Centers and Medifast Wholesale Physicians businesses. Take Shape for Life revenue increased 15% to $164.3 million compared with $142.9 million in 2011. Growth in revenues for the segment was driven by increased customer product sales as a result of an increase in the average revenue per health coach per month. The average revenue per health coach per month increased from $1,585 in the third quarter of 2011 to $1,634 in the third quarter of 2012. The increase is attributable to our Trilogy Training website launched July 2011, offering easier access to training materials. Take Shape for Life introduced monthly incentives in 2012, increasing its monthly revenue per health coach. The number of active Health Coaches at the end of the third quarter of 2012 increased to 10,800 compared to 10,300 in the prior year, an increase of 5%.

The Company is currently working on additional content for the training website and simplifying existing printed materials to maximize the effectiveness of the Health Coaches by emphasizing the competencies required to be a successful health coach, business coach and business leader. The Company also hosts regional events throughout the country to ensure participating Health Coaches receive actionable and relevant content to grow their businesses. As the number of active Health Coaches increases, the Company receives additional sales proceeds from product referrals.

The Medifast Direct division increased sales 16% to $66.3 million as compared with $57.4 million in 2011, an increase of $8.9 million. The Company experienced a revenue to spend ratio of 3.0 to 1 return on advertising spend in the first nine months of 2012 and a 2.8 to 1 return on advertising spend in 2011.

The Medifast Weight Control Centers and Medifast Wholesale Physicians experienced revenue growth of 52% to $42.9 million compared with $28.3 million in 2011. Revenue increased due to the opening of thirty-one new centers in 2011, nineteen new centers in the first nine months of 2012, a 9% increase in the same store sales for Centers open for greater than one year, and the increased success of franchise centers. The Company opened one new center and closed one existing center during the quarter. The Company’s key focus the remainder of 2012 is to increase the number of franchise centers and continue to enhance the customer experience through additional offerings such as metabolic testing and the support of a dietitian. In order to improve profitability, the Company has reduced advertising spend as a percentage of sales for each Corporate Center, and is realigning the four-wall staffing strategy of each Corporate Center, rationalizing the level of corporate expenses required to support the centers.

As our sales divisions grow, there are increasing demands placed upon our infrastructure. Increased demand could cause long hold times in the call center, as well as delays on our website. There could also be delays in order processing, packaging and shipping. We could run out of a majority of our inventory if product sales growth exceeds our production capacity. In order to mitigate these risks, in 2012, a key focus for infrastructure growth is expanding the Company’s in-house manufacturing capacity and warehouse management systems in order to handle increased sales volumes. The Company expanded the Texas distribution center in 2011 and added a call center to that location in 2012 in order to meet increased customer demands. The Company also launched a new web platform for its sales divisions in 2011 to improve the overall customer experience.

Overview of the Company

Distribution Channels

Medifast Direct – The direct-to-consumer channel (“Medifast Direct”), allows customers to order Medifast product directly through the Company’s websites, www.choosemedifast.com and www.medifastnow.com or through our in-house call center. The product is shipped directly to the customer’s home. This channel is driven by an aggressive multi-media customer acquisition strategy utilizing national and regional print, radio, web advertising, direct mail, television, as well as public relations, word of mouth referrals, and social media initiatives. The Medifast Direct division focuses on targeted marketing initiatives and provides customer support through its in-house call center and nutrition support team of registered dietitians. In addition, Medifast continues to use leading web technology featuring customized meal planning and web community components. MyMedifast is a robust online community which provides a library of support articles, scheduled weekly medical support calls, support forums, meal-planning tools, and social media functions. See Note 11, “Business Segments” of the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

Take Shape For Life™®–Take Shape For Life is the personal coaching division of Medifast. Take Shape for Life is led by its co-founder, a physician with a background in critical care. The coaching network consists of independent contractor Health Coaches (“Health Coaches”), who are trained to provide coaching and support to clients on the Medifast weight-loss program. Health Coaches mentor their clients and work with them to reach healthy weight goals. Take Shape For Life provides a road map to empower the individual to take control of their health by changing behavior. Take Shape for Life offers the exclusive BeSlim® philosophy, which encourages long-term weight maintenance. Take Shape For Life also moves beyond the scope of weight loss to teach customers how to achieve optimal health through the balance of body, mind, and finances. Take Shape For Life uses the high-quality, medically validated products of Medifast that have been proven safe and effective in clinical studies. Health Coaches and their clients follow the Habits of Health book and companion workbook written by the Take Shape For Life co-founder to create a lifelong health optimization program. In addition to the encouragement and support of a Health Coach, clients of Take Shape For Life are offered a bio-network of support including website information, scheduled program medical and general support calls, and access to registered dietitians via toll-free telephone, email, and web chats.

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

Health Coaches can earn compensation in two ways:

•	Commissions: A Health Coach is compensated by earning commissions on products purchased from the Company by their clients. Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center. Clients of Health Coaches are responsible for ordering and paying for product, and their order is shipped directly from the Company to the client’s home or designated address. Our Health Coaches do not handle payments and are not required to purchase or store product in order to receive a commission. In addition, Health Coaches do not receive a commission on their product orders for their personal use. Health Coaches pay the same price for products as their clients. The Company pays retail commissions on a weekly basis.

•	Bonuses: Health Coaches are offered several bonus opportunities, including growth bonuses, generation bonuses, elite leadership bonuses, rolling consistency bonuses, client acquisition bonuses, and customer assist bonuses. The purposes of these bonuses are to reward Health Coaches for successfully referring product sales to the Take Shape For Life network, and to incentivize Health Coaches to further develop Health Coaches within their network. The Company pays bonuses on a monthly basis.

o	Growth bonuses are paid to Health Coaches that have at least five ordering clients per month and that have generated over $1,000 in product sales per month. Monthly growth bonuses are incremental bonuses that enable Health Coaches to earn income on product orders placed by clients or Health Coaches within their network.

o	Generation bonuses are paid to Health Coaches that have one or more Health Coaches in their business that have achieved the rank of Executive Director. An Executive Director is a Health Coach that either generates $6,000 a month in frontline product sales to either Clients or personally sponsored Health Coaches or personally sponsors five senior Health Coaches. A senior Health Coach is a Health Coach that generates at least $1,000 a month in group product sales from a combination of at least five personally enrolled, ordering Clients, and/or Health Coaches, Health Coach teams, or a combination of both.

o	Elite leadership bonuses are paid to Health Coaches that have three or more Health Coaches in their business that have achieved the rank of Executive Director.

o	Rolling consistency bonuses are paid to Health Coaches that display frontline product sales order consistency month after month. Health Coaches that generate at least $2,000 or more in frontline product sales for three consecutive months are paid a rolling consistency bonus.

o	Client acquisition bonuses are paid out to new Health Coaches that within their first 30 calendar days in Take Shape For Life develop five Clients and $1,000 in frontline product sales.

o	Assist bonuses are paid to Health Coaches who help new coaches grow their client base.

Health Coaches do not earn a commission or bonus when they recruit a new Health Coach into the Take Shape For Life network. Fees paid by new Health Coaches for start-up materials are at the Company’s approximate cost and no commissions are paid thereon.

Take Shape For Life is a member of the Direct Selling Association (DSA), a national trade association representing over 200 direct selling companies doing business in the United States. To become a member of the DSA, Take Shape For Life, like other active DSA member companies, underwent a comprehensive and rigorous one-year Company review by DSA legal staff that included a detailed analysis of its Company business-plan materials. This review is designed to ensure that a Company’s business practices do not contravene DSA’s Code of Ethics. Compliance with the requirements of the Code of Ethics is paramount to become and remain a member in good standing of DSA. Accordingly, we believe membership in DSA by Take Shape For Life demonstrates its commitment to the highest standards of ethics and a pledge not to engage in any deceptive, unlawful, or unethical business practices. Among those Code of Ethics proscriptions are pyramid schemes or endless chain schemes as defined by federal, state, or local laws. Moreover, Take Shape For Life, like other DSA member companies in good standing, has pledged to provide consumers with accurate and truthful information regarding the price, grade, quality, and performance of its products. See Note 11, “Business Segments” of the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

Medifast Weight Control Centers – The Medifast Weight Control Center is the brick and mortar clinic channel of Medifast with locations in Delaware, Florida, Maryland, New Jersey, North Carolina, Pennsylvania, Texas, and Virginia. In the third quarter of 2012, the Company opened one Medifast Weight Control Center and closed one existing center, resulting in a total of eighty-eight locations in operation at September 30, 2012. The centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized patient counseling, and InbodyTM composition analysis. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives. The centers also benefit from the nationally advertised brand which encourages walk-ins and referrals from its customers and other Medifast business channels.

In 2008, the Company began offering the clinic model as a franchise opportunity. The Company currently has franchisee centers located in Alabama, Arizona, California, Louisiana, Minnesota, Maryland, Wisconsin and Pennsylvania. At September 30, 2012, thirty-two franchise locations were in operation.

Medifast currently offers the Medifast Weight Control Center franchise opportunity in all States except Hawaii, North Dakota, South Dakota, and Wisconsin under an approved franchise disclosure document (FDD). The FDD requires a successful applicant to develop a minimum of three Medifast Weight Control Centers within a defined geographic area in the time frame set forth in the area development agreement. A franchisee’s initial fee covers the cost of Company resources provided to train applicant and staff, and determine territory for development. If an applicant desires to open more than three centers in the designated territory, there is an additional fee for each location.

Prior to the opening of each Medifast Center franchise established under the area development agreement, the Company will do the following:

i.	designate the Center’s Protected Territory.

ii.	if the Company has not already approved a site that the franchisee has selected before signing the Franchise Agreement, designate the area within which the franchisee will locate the Center and approve the site the franchisee has selected for the location of the Center.

iii.	if the Company has not already approved a site before signing the Franchise Agreement, review and approve the franchisee lease or purchase agreement for the site for the approved location.

iv.	provide the franchisee with standard plans and specifications for the build-out of the Center along with a list of equipment and improvements which the franchisee is required to purchase and install.

v.	provide an initial training program.

vi.	provide the franchisee on-site assistance and guidance for approximately three to five days during or close to the opening of the Center.

vii.	provide the franchise with online access to the Medifast Weight Control Centers® Franchise Operations Manual.

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

The Company offers an additional in-house support program to assist customers consulting with their primary care physician. Registered dietitians provide program support and advice via a toll-free telephone help line, by email, and online chats. See Note 11, “Business Segments” of the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

Overview of Financial Results

	Three Months Ended September 30,
	2012	2011	$ Change	% Change

Revenue	$90,968,000	$76,067,000	$14,901,000	20%
Cost of sales	22,632,000	19,625,000	3,007,000	15%
Gross Profit	68,336,000	56,442,000	11,894,000	21%

Selling, general, and administrative costs	59,408,000	49,732,000	9,676,000	19%

Income from operations	8,928,000	6,710,000	2,218,000	33%

Other income
Interest income, net	64,000	98,000	(34,000)	-35%
Other expense	(13,000)	(6,000)	(7,000)	117%
	51,000	92,000	(41,000)	-45%

Income before provision for income taxes	8,979,000	6,802,000	2,177,000	32%
Provision for income tax expense	(1,771,000)	(1,733,000)	(38,000)	2%

Net income	$7,208,000	$5,069,000	$2,139,000	42%

% of revenue

Gross Profit	75.1%	74.2%
Selling, general, and administrative costs	65.3%	65.4%
Income from Operations	9.8%	8.8%

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change

Revenue	$273,464,000	$228,617,000	$44,847,000	20%
Cost of sales	68,233,000	56,453,000	11,780,000	21%
Gross Profit	205,231,000	172,164,000	33,067,000	19%

Selling, general, and administrative costs	185,568,000	146,293,000	39,275,000	27%

Income from operations	19,663,000	25,871,000	(6,208,000)	-24%

Other income
Interest income, net	226,000	240,000	(14,000)	-6%
Other income	925,000	115,000	810,000	704%
	1,151,000	355,000	796,000	224%

Income before provision for income taxes	20,814,000	26,226,000	(5,412,000)	-21%
Provision for income tax expense	(6,803,000)	(8,854,000)	2,051,000	-23%

Net income	$14,011,000	$17,372,000	$(3,361,000)	-19%

% of revenue

Gross Profit	75.0%	75.3%
Selling, general, and administrative costs	67.9%	64.0%
Income from Operations	7.2%	11.3%

Revenue: Revenue increased 20% to $91.0 million and $273.5 million for both the three and nine months ended September 30, 2012, respectively, as compared to $76.1 million and $228.6 million for the three and nine months ended September 30, 2011. For the three months ended September 30, 2012, the Take Shape for Life sales channel accounted for 61.1% of total revenue, the Medifast Direct channel accounted for 23.3% of total revenue and the Weight Control Centers and Medifast Wholesale Physicians accounted for 15.6% of total revenue. For the nine months ended September 30, 2012, the Take Shape for Life sales channel accounted for 60.1% of total revenue, the Medifast Direct channel accounted for 24.2% of total revenue, and the Weight Control Centers and Medifast Wholesale Physicians accounted for 15.7% of total revenue. The Company reduced several discount programs in September 2012, resulting in higher sales and margin for the quarter.

Take Shape for Life revenue increased 20% to $55.6 million for the three months ended September 30, 2012 and 15% to $164.3 million for the nine months ended September 30, 2012, in comparison to 2011. Growth in revenues for the segment was driven by higher customer product sales as a result of an increase in the number of active health coaches, as well as an increase in the monthly revenue per active health coach. The number of active health coaches increased 5% from 10,300 as of September 30, 2011 to 10,800 as of September 30, 2012. The average monthly revenue per health coach increased 3% from $1,585 in the third quarter of 2011 to $1,634 in the third quarter of 2012. The Company attributes the increase to additional incentives offered during 2012, and investments made to health coach training programs.

The Medifast Direct Response division sales increased 10% to $21.2 million for the three months ended September 30, 2012, and 16% to $66.3 million for the nine months ended September 30, 2012 compared to the same periods in 2011. Sales in this channel are driven primarily by targeted customer advertising on-line and in local radio spots, and by highlighting customer successes in large national publications and television. The revenue to spend for the three months ended September 30, 2012 was 3.2 to 1. The revenue to spend ratio for the first nine months of 2012 was 3.0 to 1. The Company spent approximately $22.4 million on direct response advertising during this period, an increase of 9% from the first nine months of 2011.

The Medifast Weight Control Centers and Medifast Wholesale Physicians channel revenues increased 37% and 52% for the three and nine months ended September 30, 2012, respectively. The increase was driven by the opening of new corporate and franchise locations and year-over-year improvement in same store sales. At September 30, 2012, Medifast Weight Control Centers were operating in eighty-eight locations in Delaware, Florida, Maryland, New Jersey, North Carolina, Pennsylvania, Texas, and Virginia. Thirty-two franchise centers were also in operation. Same store sales for corporate centers open greater than one year increased by 9% and 15% for the three and nine months ended September 30, 2012, respectively, in comparison to 2011. There were sixty corporate centers in the comparative same-store sales base.

Cost of Sales: Cost of sales increased $3.0 million and $11.8 million to $22.6 million and $68.2 million for the three and nine months ended September 30, 2012, respectively as compared to $19.6 million and $56.5 million for the year prior. Gross margin for the third quarter increased $11.9 million, or 0.9% as a percentage of sales. Margin improvement during the quarter was a result of the Company reducing discounts in its sales channels, and a slight improvement in manufacturing overhead costs. As a percentage of sales, year to date gross margin decreased to 75.0% from 75.3% for the first nine months of 2011. This decline was due to increases in commodity costs during the first half of the year, more customer orders qualifying for reduced shipping charges, and more customers taking advantage of additional promotional offerings introduced during the first half of 2012.

Selling, General and Administrative Costs: Selling, general, and administrative expenses were $59.4 million in the third quarter of 2012 compared to $49.7 million in the third quarter of 2011, an increase of $9.7 million. For the first nine months ended September 30, 2012, selling, general, and administrative expenses were $185.6 million compared to $146.3 million for the prior year, an increase of $39.3 million. As a percentage of sales, selling, general, and administrative expenses decreased to 65.3% from 65.4% for the three months ended September 30, 2012 and increased to 67.9% for nine months ended September 30, 2012, versus 64.0% for the prior year.

Salaries and benefits increased by approximately $1.4 million and $8.9 million for the three and nine months ended September 30, 2012, respectively, in comparison to the prior year. The increase in the quarter was due to higher medical insurance premiums and new hires in our information technology, finance, Take Shape for Life, and legal departments. These additions as well as the new hires to support the opening of 49 Medifast Weight Control Centers since the beginning of 2011 led to the nine month period increase.

In March 2012, the Company recorded restructuring charges of $723,000 to facilitate a workforce reduction in the Medifast Weight Control Centers and its Corporate offices. Approximately seventy positions were either eliminated or re-aligned in order to reduce operating costs of the MWCC and Wholesale segment. Several additional positions were also eliminated during the second quarter, increasing the total restructuring charges by $80,000 to $803,000. As of September 30, 2012, the Company paid $763,000 of these restructuring charges. The remaining $40,000 in restructuring charges is expected to be paid prior to December 31, 2012. The workforce reduction and staffing re-alignment will result in approximately $3 million in annualized savings.

The rollforward of the restructuring charges is as follows:

Restructuring Charges

	Medifast	MWCC & Wholesales	Total

Accrued restructuring charges as of December 31, 2011	$-	$-	$-

Restructuring charges accrued	$335,000	$388,000	$723,000
Payments during the quarter	-	-	-

Ending balance accrued as of March 31, 2012	$335,000	$388,000	$723,000

Additional restructuring charges accrued	$37,000	$43,000	$80,000
Payments during the quarter	(269,000)	(360,000)	(629,000)

Ending balance accrued as of June 30, 2012	$103,000	$71,000	$174,000

Additional restructuring charges accrued	$-	$-	$-
Payments during the quarter	(63,000)	(71,000)	(134,000)

Ending balance accrued as of September 30, 2012	$40,000	$-	$40,000

Take Shape for Life commission expense which is variable based upon product sales, and increases as a percentage of sales as health coaches attain higher sales levels, increased by approximately $5.2 million. Take Shape for Life sales grew 20% compared to the third quarter of 2011. Take Shape for Life Health Coaches are independent contractors that are paid commissions on product sales referred to the Company. Commissions increased $11.9 million during the nine months ended September 30, 2012.

Sales and marketing expense increased by $0.5 million and $5.0 million for the three and nine months ended September 30, 2012, respectively, as compared to last year. The year to date increase consisted of $1.0 million of additional advertising in the Medifast Direct channel in the first and second quarters of 2012, and $1.2 million of branding investments in the first quarter of 2012. The remaining increase was related to advertising spend for the Medifast Weight Control Centers.

Office expenses increased $1.0 million for the three months ended September 30, 2012 and $7.5 million for the nine months ended September 30, 2012, in comparison to 2011. The increase for both periods was due to higher rent for the Medifast Weight Control Centers and information technology related costs to support our core operating systems. Legal expenses in the nine month period were also impacted by the $3.7 million settlement with the Federal Trade Commission related to prior advertising practices. Other expenses consisting primarily of depreciation increased $1.5 million and $5.6 million for the three and nine months ended September 30, 2012, respectively, in comparison to the same periods in 2011. The increase for both periods was a result of the Company’s investment in its Medifast Weight Control Centers, and technology infrastructure.

Pre-tax profit increased as a percent of sales from 8.9% for the three months ended September 30, 2011, to 9.9% for the three months ended September 30, 2012 primarily due to higher margins on sales driven by lower customer discounts. Pre-tax profit decreased as a percent of sales from 11.5% for the three months ended September 30, 2011, to 7.6% for the same period in 2012. The Medifast segment declined from 14.8% and 15.3% in the three and nine months ended September 30, 2011 to 12.5% and 12.4% in three and nine months ended September 30, 2012, respectively. The decline in pre-tax profit was a result of discounting products to our customers, increased commodity costs in the first half of 2012, the $3.7 million increase in legal expenses due to the FTC settlement, and costs related to the MWCC expansion. The decrease was partially offset by a one-time $0.8 million gain in other income from insurance proceeds.

Income Taxes: In the third quarter of 2012, the Company recorded $1.8 million in income tax expense resulting in an effective tax rate of 19.7%. For the same period in 2011, income tax expense was $1.7 million, resulting in an effective tax rate of 25.5%. The decrease in the effective tax rate was the result of state restructuring planning to take advantage of the Maryland single sales factor apportionment methodology. For the nine months ended September 30, 2012, income tax expense was $6.8 million, an effective rate of 32.7% compared to $8.9 million in 2011 with an effective rate of 33.8%. The decrease in the effective tax rate was the result of the state restructuring discussed above, however, the majority of this tax benefit was offset by the non-deductibility of the costs associated with the FTC settlement in the quarter ended June 30, 2012. The Company anticipates a full year tax rate of approximately 33% in 2012.

Net Income: Net income increased $2.1 million from $5.1 million to $7.2 million for the three months ended September 30, 2012. Net income decreased $3.4 million from $17.4 million to $14.0 million for the nine months ended September 30, 2012.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with accounting principles generally accepted in the United States, referred to as GAAP, the Company has provided certain financial measures that are not in accordance with GAAP. The Company’s non-GAAP financial measures of adjusted net income and adjusted diluted earnings per share exclude the charges the Company incurred in relation to the anticipated non-tax deductible FTC settlement. Because the FTC settlement is a unique event, not directly related to the Company’s normal operations, the Company believes these non-GAAP financial measures may help investors better understand and compare our quarterly operating results and trends by eliminating this component.

The reconciliations of these non-GAAP financial measures are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Income from operations	$8,928,000	$6,710,000	$19,663,000	$25,871,000
FTC Settlement Expense	-	-	3,700,000	-
Adjusted Income from operations-excluding FTC settlement expense	$8,928,000	$6,710,000	$23,363,000	$25,871,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$7,208,000	$5,069,000	$14,011,000	$17,372,000
Adjustment for FTC Settlement Expense	-	-	3,700,000	-
Adjusted net income-excluding FTC settlement expense	$7,208,000	$5,069,000	$17,711,000	$17,372,000

Diluted earnings per share	$0.52	$0.36	$1.02	$1.22
Adjustment of FTC settlement expense	-	-	0.27	-
Adjusted diluted earnings per share	$0.52	$0.36	$1.29	$1.22

The weighted-average diluted shares outstanding used in the calculation of theses non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Excluding the impact of the $3.7 million expense for the FTC settlement recognized during the second quarter of 2012, income from operations for the nine months ended September 30, 2012, decreased $2.5 million to $23.4 million from $25.9 million income from operations for the nine months ended September 30, 2011. Adjusted net income for the nine months ended September 30, 2012 increased to $17.7 million from $17.4 million for the nine months ended September 30, 2011. The costs associated with the FTC settlement are non-deductible for tax purposes and resulted in an increased effective tax rate for the nine months ended September 30, 2012. The increase was offset by state restructuring planning performed during the quarter, resulting in a year to date effective tax rate of 33.8%. Adjusted diluted earnings per share for the nine months ended September 30, 2012 increased to $1.29 as compared to diluted earnings per share of $1.22 for same period in 2011.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment for the Three Months Ended September 30,
	2012		2011
Segments	Sales	% of Total	Sales	% of Total

Medifast	$76,777,000	84%	$65,624,000	86%
MWCC and Wholesale	14,191,000	16%	10,443,000	14%
Total Sales	$90,968,000	100%	$76,067,000	100%

	Net Sales by Segment for the Nine Months Ended September 30,
	2012		2011
Segments	Sales	% of Total	Sales	% of Total

Medifast	$230,550,000	84%	$200,324,000	88%
MWCC and Wholesale	42,914,000	16%	28,293,000	12%
Total Sales	$273,464,000	100%	$228,617,000	100%

Sales by Segment

Medifast Segment: The Medifast segment consists of the sales from Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business, this is discussed in the Overview of the Financial Results above.

The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians and international sales. Sales increased by $3.7 million, or 36% in the third quarter of 2012 and by $14.6 million, or 52% for the nine months ended September 30, 2012 as compared to 2011. Revenue increased due to the opening of forty-three new corporate centers since September 30, 2011, nineteen of which were opened during the first nine months of 2012. The company closed one of the existing centers during the third quarter. The company had thirty-two franchise centers in operation as of September 30, 2012, as compared to twenty-six franchise centers in the prior year. The Company’s expects to expand the number of franchise clinics and continue to enhance the customer experience at corporate clinics through additional offerings such as metabolic testing and dietician support.

	Operating Profit by Segment for the Three Months Ended September 30,
	2012		2011
Segments	Profit	% of Total	Profit	% of Total

Medifast	$9,605,000	108%	$9,735,000	145%
MWCC and Wholesale	393,000	4%	(1,513,000)	-24%
All Other	(1,070,000)	-12%	(1,512,000)	-23%
Net Profit	$8,928,000	100%	$6,710,000	100%

	Operating Profit by Segment for the Nine Months Ended September 30,
	2012		2011
Segments	Profit	% of Total	Profit	% of Total

Medifast	$28,761,000	146%	$30,692,000	119%
MWCC and Wholesale	(1,122,000)	-6%	(195,000)	-1%
All Other	(7,976,000)	-41%	(4,626,000)	-18%
Net Profit	$19,663,000	100%	$25,871,000	100%

Operating Profit by Segment

Medifast Segment: The Medifast reporting segment consists of the activity of Medifast Direct Marketing and Take Shape for Life. This represents the majority of our business and is discussed in the Overview of the Financial Results above. See Note 11, “Business Segments” of the financial statements for a detailed breakout of expenses.

MWCC and Wholesale Segment: Profitability of this segment increased $1.9 million for the third quarter of 2012 in comparison to the third quarter of 2011. The increase was the result of savings from the staffing re-alignment completed in the first quarter, increased customer sales, and reduced advertising spend as a percentage of sales for each corporate center. Profitability decreased $0.9 million in the first nine months of 2012 as compared to the first nine months of 2011. The decrease in net profitability is due to the hiring of expertise in key areas to build the internal infrastructure to open Medifast Weight Control Centers. Results included a charge of $388,000 during the first quarter related to workforce reductions in the Centers and Corporate offices. Approximately seventy positions were either eliminated or re-aligned to enhance the profitability of the MWCC and Wholesale segment. Approximately $2.5 million of annualized savings from restructuring and re-alignment are expected for this segment.

All Other Segment: The All other segment consists of corporate expenses related to the parent Company operations. Year-over-year parent company expenses decreased by $442,000 for the three months ended September 30, 2012 and increased $3.4 million for the nine months ended September 30, 2012. The nine month increase was caused by the FTC settlement for $3.7 million in the second quarter. Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations. See footnote 11, “Business Segments”, for additional detail.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. Since nearly all of our debt is variable rate based, any changes in market interest rates will cause a similar change in our net interest expense. At September 30, 2012, there was $3.4 million of variable interest loans outstanding which is subject to interest rate risk. Interest rates on our variable rate loans were 1.52% for the period ended September 30, 2012. Each 100 basis point increase in the bank’s LIBOR rates relative to these borrowings would impact interest expense by $34,000 over a 12-month period.

We are exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at September 30, 2012, we estimate that the fair value of our investment portfolio would decline by an immaterial amount and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2012. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

On July 20, 2012, Jason Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company signed a proposed consent decree with the Federal Trade Commission (“FTC”), in response to the FTC’s investigation of certain statements in the Company’s advertising for its weight-loss programs. The new agreement replaces a previous consent order entered into by Jason Pharmaceuticals, Inc. and the FTC in 1992. The FTC expressed concern that some of the Company’s advertising contained claims which were not compatible with current standards for substantiation. Pursuant to the consent decree, the Company has agreed to modify certain advertising claims in this regard and has agreed to ensure that its clinical studies meet the protocol contained in the proposed consent agreement. The Company paid a civil penalty of $3.7 million to resolve the FTC’s concerns and avoid protracted legal proceedings.

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

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow, his Fraud Discovery Institute, Inc., its subsidiary iBusiness Reporting, its editor William Lobdell, as well as Tracy Coenen, her Sequence, Inc., “Zee Yourself”, and Robert L. Fitzpatrick for defamation and violations of California Corporation Code Sections 25400 et seq and 17200 et seq, alleging a scheme of market manipulation of  Medifast stock for Defendants’ monetary gain, by damaging the business reputation of Medifast and its meal replacement weight loss products. Bradley T. MacDonald, former Executive Chairman of Medifast, who was also a large shareholder of the Company, joined the lawsuit individually. The suit seeks at least $270 million in compensatory damages, punitive damages, and ancillary relief. The Company continues prosecution of this civil suit. This matter is pending before the 9th Circuit Court of Appeals on appeals from the District Court’s judgment rendered in March, 2011 regarding SLAPP Motions previously filed by all Defendants. The Company also continues to pursue its pending complaints filed in March, 2009 with the SEC, Maryland Securities Commissioner, and the U.S. Attorney against most of these same named defendants with respect to the related matter.

In early 2010, the Chapter 7 Bankruptcy Trustee for Go Fig, Inc. et al., Debtors, filed an adversary civil proceeding in the US Bankruptcy Court (ED, Missouri) against Jason Pharmaceuticals, Inc., a subsidiary of Medifast, Inc. (MED-NYSE), and other unrelated entities seeking to recover, as to each, alleged preferential payments. Jason Pharmaceuticals sold product received by the Debtors and has previously filed a pending claim in the same bankruptcy. Medifast disputed the Trustee’s allegations. This action was by Court order placed on hold while the Trustee litigated similar issues against another Party. This matter was recently settled by Jason Pharmaceuticals, Inc. for $6,500. Upon court approval of the settlement, all matters related to this case will be resolved.

Since 2010, Jason Pharmaceuticals has received seven Notices of Charge of Discrimination filed with the US EEOC alleging discrimination suffered by 2 current employees, 3 former employees, and 2 employment applicants. The EEOC dismissed three of those charges in 2011. As reported in 2011 Q3, the two Claimants whose charge claims were dismissed during the second quarter filed suit to pursue those claims in US District Court. One of those claims has been resolved through mediation. The Court in the second claim recently issued an order granting the Company’s motion for summary judgment. The Claimant has filed an appeal with the Court of Appeals for the 5th Circuit, and the Company will continue to defend against this claim. In addition, the complaints by the 2 employment applicants were recently dismissed.

Item 1A. Risk Factors

Information about risk factors for the nine months ended September 30, 2012, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There are 1,125,000 remaining authorized shares that may be repurchased.

The following is a summary of our common stock purchases during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2012	-	$-	-	1,125,000
August 1 - August 31, 2012	-	$-	-	1,125,000
September 1 - September 30, 2012	-	$-	-	1,125,000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL C. MACDONALD	November 9, 2012
Michael C. MacDonald
Executive Chairman of the Board and Chief Executive Officer
(principal executive officer )

BY:	/S/ BRENDAN N. CONNORS	November 9, 2012
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

