Form 10-K
period 2012-12-31
MEDIFAST INC
filed 2013-03-15
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes  ☐    No   ☒

As of June 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $250 million based on the closing price as reported on the New York Stock Exchange.

The number of shares of common stock outstanding as of March 15, 2013 was 13,767,380.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2012 Annual Report on Form 10-K (“ Report ”) contains forward-looking and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the “ Securities Act ”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or are made in connection with discussions of future operating or financial performance.

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

Table of Contents

		Page
	PART I
Item 1	Business	5-18
Item 1A	Risk Factors	19-23
Item 1B	Unresolved Staff Comments	23
Item 2	Properties	23
Item 3	Legal Proceedings	23-24
Item 4	Mine Safety Disclosure	24
	PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6	Selected Financial Data	27
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-36
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	36
Item 8	Financial Statements and Supplementary Data	36
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	36
Item 9A	Controls and Procedures	37-38
Item 9B	Other Information	39
	PART III
Item 10	Directors, Executive Officers and Corporate Governance	40-47
Item 11	Executive Compensation	47-53
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
Item 13	Certain Relationships and Related Transactions, and Director Independence	54
Item 14	Principal Accounting Fees and Services	54
	PART IV
Item 15	Exhibits and Financial Statement Schedules	55-80

PART I

ITEM 1. BUSINESS

SUMMARY

Medifast, Inc. (the “Company” or “Medifast”) is a Delaware corporation, incorporated in 1993. The Company’s operations are primarily conducted through six of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc. ("Jason"), Take Shape For Life, Inc. (“TSFL”), Jason Enterprises, Inc., Medifast Franchise Systems, Inc., Jason Properties, LLC and Seven Crondall, LLC. The Company is engaged in the production, distribution, and sale of weight loss and weight management products and other consumable health and diet products. Medifast product lines include weight loss and management, meal replacement, and vitamins. The Company has one modern, FDA-approved manufacturing facility located in Owings Mills, Maryland.

MARKETS

Over the past 30 years, obesity in the United States has dramatically increased. The obesity epidemic shows no signs of slowing down, with the condition worsening as American waistlines continue to expand. Throughout the world, the World Health Organization estimates that approximately 1.6 billion people are overweight. In the United States, approximately two-thirds of the population fall within the overweight or obese categories. According to the Centers for Disease Control and Prevention (“CDC”), over 78 million U.S. adults are obese.

Obesity is defined as a Body Mass Index (BMI) of 30 kg/m2 or greater, whereas overweight is defined as a BMI ranging between 25 and 29.9 kg/m2. According to the CDC, zero states in the U.S. had a prevalence of obesity less than 20% in 2011 or 2010. Furthermore, the CDC reported that thirty-nine states had a prevalence of obesity equal to or greater than 25%, and twelve states had a prevalence of obesity equal to or greater than 30%.

According to the CDC, health conditions related to obesity include heart disease, stroke, type 2 diabetes, and certain types of cancers. Obesity is not an age-specific condition; the CDC showed children and adolescents are also affected. According to the CDC, the prevalence of obesity in children and adolescents has almost tripled since 1980. Approximately 17% of children and adolescents are overweight or obese and are at an increased risk of developing health problems such as high blood pressure, high cholesterol and type 2 diabetes.

According to the study, “Projection of the year 2050 burden of diabetes in the US adult population: dynamic modeling of incidence, mortality, and prediabetes prevalence1” published in 2010 in Popular Health, type 2 diabetes is expected to increase from 1 in 10 adults to between 1 in 3 and 1 in 5 adults between 2010 and 2050.

The primary factors contributing to obesity are well-known: unhealthy food choices and lack of physical activity. Studies completed by the CDC reported Americans incurred $147 billion in costs associated with obesity in 2008 and that average annual medical costs for those who are obese are over $1,400 higher than those of people in normal weight ranges. The U.S. weight loss market itself is estimated to be a $65 billion per year industry, including consumer spending on diet foods, drinks and low-calorie sweeteners; health clubs and workout videos; medically supervised and commercial weight loss programs; children’s weight loss camps; diet books; appetite suppressants and more. According to the Trust for America’s Health and The Robert Wood Johnson Foundation, half of U.S. adults will be categorized as obese by 2030. The study also estimates that there could be 7.9 million new cases of diabetes each year compared with 1.9 million new cases in recent years. The study also notes that there could be 6.8 million new cases of chronic heart disease and stroke per year as compared with 1.3 million new cases per year now. Also according to this study, health conditions related to obesity will result in an additional $66 billion in obesity related medical costs as compared to recent estimates of $147 billion.

Distribution Channels

Medifast Direct – In the direct-to-consumer channel (“Medifast Direct”), customers order Medifast product directly through the Company’s website, www.medifast1.com or our in-house call center. The product is shipped directly to the customer’s home. This business is driven by an aggressive multi-media customer acquisition strategy that includes both national and regional print, radio, web advertising, direct mail, and television as well as public relations, word of mouth referrals, and social media initiatives. The Medifast Direct division focuses on targeted marketing initiatives and provides customer support through its in-house call center and nutrition support team of registered dietitians to better serve its customers. In addition, Medifast continues to use leading web technology featuring customized meal planning and web community components. MyMedifast is a robust online community which provides a library of support articles, support forums, meal-planning tools, and social media functions. See Note 13, “Business Segments” of the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

Take Shape For Life™–Take Shape For Life is the personal coaching division of Medifast. The coaching network consists of independent contractor Health Coaches (“Health Coaches”), who are trained to provide coaching and support to clients on Medifast weight-loss programs and is led by its co-founder, a physician with a background in critical care. The role of the Health Coach is to give clients the encouragement and mentoring to assist them to successfully reach a healthy weight. The Take Shape For Life program provides a road map to empower the individual to take control of their health through adopting better long-term habits. Take Shape For Life offers the exclusive proprietary BeSlim® philosophy, which encourages long-term weight maintenance. Take Shape For Life also moves beyond the scope of weight loss to teach clients how to achieve optimal health through the balance of body, mind, and finances. The program uses the high-quality, medically validated products of Medifast that have been proven safe and effective in clinical studies described on page 8 under “Clinical Research Overview.” Health Coaches and their clients follow the Habits of Health book and companion workbook written by the Take Shape For Life co-founder to create a lifelong health optimization program. In addition to the encouragement and support of a Health Coach, clients of Take Shape For Life are offered a bio-network of support including product and program information on our website, weekly medical and general support calls, and access to our registered dietitians.

Program entrants are encouraged to consult with their primary care physician and a Take Shape For Life Health Coach to determine the Medifast program that is right for them. Health Coaches are required to become qualified based upon testing of their knowledge of Medifast products and programs. Our Health Coaches provide coaching and support to their Clients throughout the weight-loss and weight-maintenance process. Most new Health Coaches are introduced to the opportunity by an existing Health Coach. The vast majority of our new Health Coaches started as weight-loss clients of a Health Coach, had success on the Medifast product and program, and became a Health Coach to help others through the weight-loss process. Approximately 20% of active Health Coaches in the Take Shape for Life network are health care providers.

Take Shape For Life Health Coaches are independent contractors who are compensated on product sales referred to the Company. Health Coaches can earn compensation in two ways:

•	Commissions: The primary way a Health Coach is compensated is through earning commissions on product sold. Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center. The clients of Health Coaches are responsible for ordering and paying for products, and their order is shipped directly from the Company to the client’s home or designated address. Our Health Coaches do not handle payments and are not required to purchase or store products in order to receive a commission. In addition, Health Coaches do not receive a commission on their own personal product orders. Health Coaches pay the same price for products as their clients. The Company pays retail commissions to qualified Health Coaches on a weekly basis.

•	Bonuses: Health Coaches are offered several bonus opportunities, including growth bonuses, generation bonuses, elite leadership bonuses, rolling consistency bonuses, client acquisition bonuses, and new Health Coach assist bonuses. The purposes of these bonuses are to reward Health Coaches for successfully referring product sales to the Take Shape For Life network, and to incentivize Health Coaches to further support and develop other Health Coaches within their network. The Company pays bonuses on a monthly basis to qualified Health Coaches.

o	Growth bonuses are paid to Health Coaches who have at least five ordering clients per month and who have generated over $1,000 in product sales per month. Monthly growth bonuses are incremental bonuses that enable Health Coaches to earn income on product orders placed by clients or Health Coaches within their network.

o	Generation bonuses are paid to Health Coaches who have one or more Health Coaches in their business who have achieved the rank of Executive Director. An Executive Director is a Health Coach who either generates $6,000 a month in frontline product sales to either Clients or personally sponsored Health Coaches or personally sponsors five senior Health Coaches. A senior Health Coach is a Health Coach who generates at least $1,000 a month in group product sales from a combination of at least five personally enrolled, ordering Clients, and/or Health Coaches, Health Coach teams, or a combination of both.

o	Elite leadership bonuses are paid to Health Coaches who have three or more Health Coaches in their business who have achieved the rank of Executive Director.

o	Rolling consistency bonuses are paid to Health Coaches who display frontline product sales with order consistency month after month. Health Coaches who generate at least $2,000 or more in frontline product sales for three consecutive months are paid a rolling consistency bonus.

o	Client acquisition bonuses are paid to new Health Coaches who develop five Clients and generate $1,000 in frontline product sales within their first 30 calendar days in Take Shape for Life program.

o	The assist bonuses are paid to Health Coaches who assist a newly sponsored Health Coach attain the Client acquisition bonus.

Health Coaches do not earn a commission or bonus when they recruit a new Health Coach into the Take Shape For Life network. Fees paid by new Health Coaches for start-up materials are at the Company’s approximate cost and no commissions are paid thereon.

Take Shape For Life is a member of the Direct Selling Association (the “DSA”), a national trade association representing over 200 direct selling companies doing business in the United States. To become a member of the DSA, Take Shape For Life, like other active DSA member companies, underwent a comprehensive and rigorous one-year company review by DSA legal staff that included a detailed analysis of its company business-plan materials. This review is designed to ensure that a company’s business practices do not contravene DSA’s Code of Ethics. Compliance with the requirements of the Code of Ethics is paramount to becoming and remaining a member in good standing of DSA. Accordingly, we believe membership in DSA by Take Shape For Life demonstrates its commitment to the highest standards of ethics and a pledge not to engage in any deceptive, unlawful, or unethical business practices. Among those Code of Ethics proscriptions are pyramid schemes or endless chain schemes as defined by federal, state, or local laws. Moreover, Take Shape For Life, like other DSA member companies in good standing, has pledged to provide consumers with accurate and truthful information regarding the price, grade, quality, and performance of the products Take Shape For Life markets. See Note 13, “Business Segments” of the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

Medifast Weight Control Centers – The Medifast Weight Control Center is the brick and mortar clinic channel of Medifast with locations in Pennsylvania, New Jersey, Delaware, Texas, Florida, Maryland, North Carolina and Virginia. In 2012, the Company opened 19 new Medifast Weight Control Centers, closed two existing centers, and had a total of 87 locations in operation at year-end. The centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized patient counseling, an Inbody™ composition analysis, and monitoring with a BodyGem™ resting metabolic rate measurement device. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives. The centers also benefit from the nationally advertised brand which encourages walk-ins and referrals from its customers and other Medifast business channels.

In 2008, the Company began offering the clinic model as a franchise opportunity. The Company currently has franchisee centers located in Alabama, Arizona, California, Louisiana, Minnesota, Wisconsin, Maryland and Pennsylvania. At December 31, 2012, 35 franchise locations were in operation.

Medifast currently offers the Medifast Weight Control Center franchise opportunity in all States except Hawaii, North Dakota, and South Dakota, under an approved franchise disclosure document (FDD). The FDD requires a successful applicant to develop a minimum of three Medifast Weight Control Centers within a defined geographic area in the time frame set forth in the area development agreement between Medifast and the franchisees.

Our franchise strategy depends on our franchisees’ active involvement in and management of Medifast Weight Control Center operations. Candidates are reviewed for appropriate operational experience and financial stability, including specific net worth and liquidity requirements. Upon franchisee approval, they shall promptly select sites for the Centers and shall request Franchisor’s approval of such selection based on guidelines, terms, and conditions.

A franchisee’s initial fee covers the cost of Company resources provided to train applicants and staff, and determine territory for development. If a successful applicant desires to open more than three centers in the designated territory, there is an additional fee for each location over the three to be developed. The Company provides initial investment estimates in the FDD and cautions applicants considering the franchise opportunity that their actual expenses may vary from the estimates given. Legal disclosures are given and the applicant cannot sign the Agreement until he/she has had 14 days to consider the FDD.

Prior to the opening of each Medifast Weight Control Center franchise established under the area development agreement, the Company will do the following:

i.	designate the Center’s Protected Territory.

ii.	if the Company has not already approved a site that the franchisee has selected before signing the Franchise Agreement, designate the area within which the franchisee will locate the Center and approve the site the franchisee has selected for the location of the Center.

iii.	if the Company has not already approved a site before signing the Franchise Agreement, review and approve the franchisee lease or purchase agreement for the site for the approved location.

iv.	provide the franchisee with standard plans and specifications for the build-out of the Center along with a list of equipment and improvements which the franchisee is required to purchase and install.

v.	provide an initial training program.

vi.	provide the franchisee on-site assistance and guidance for approximately three to five days during or close to the opening of the Center.

vii.	provide the franchisee with online access to a password-protected, electronic version of the Medifast Weight Control Centers® Franchise Operations Manual.

No products or equipment are provided at a discounted purchase price. In addition, the Company does not offer direct or indirect financing. We do not guarantee franchisee’s notes, leases or obligations.

While the Company does not currently have a purchase option included in its franchise agreement, the Company does have the right of first refusal to acquire a Center if the franchisee wishes to sell or defaults on their obligations. See Note 13, “Business Segments” of the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

MEDIFAST WHOLESALE PHYSICIANS- Medifast physicians have been implementing the Medifast Program within their practice or clinic since 1980. These physicians carry an inventory of wholesale Medifast products and resell them to patients. They also provide appropriate medical monitoring, testing, and support for patients on the Medifast Program. Medifast products and programs have been recommended by over 20,000 doctors since 1980. Many Medifast physicians take advantage of the Medifast Direct or the Take Shape For Life program to support their patient base.

The Company offers an in-house support program to assist the physicians and their customers/patients. Customers have access to registered dietitians who provide program support and advice via a toll-free telephone help line, by email, and online chats. See Note 13, “Business Segments” of the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

SEASONALITY

The Company's weight management products and programs have historically been subject to seasonality. Traditionally the holiday season in November/December of each year is considered poor for diet control products and services. January and February generally show increases in sales, as these months are considered the commencement of the “diet season.”

INTERNATIONAL

On June 13, 2012, the Company announced a 3-year strategic partnership with Productos Medix S.A. de C.V. (“Medix”), a leader in pharmaceutical obesity products in Mexico. The agreement grants Medix an exclusive license for the distribution of Medifast products and programs through physicians and weight control centers in Mexico under the Medifast Brand.

Medix is a leading pharmaceutical manufacturer and distributor in Mexico with over 55 years of experience, specializing in comprehensive health care solutions to aid in the struggle against obesity. Medix offers a wide range of weight control products and also conducts business in Central and South America.

On December 17, 2012 the Company and Medix, under an exclusive 5-year licensing agreement, announced plans to increase distribution of Medifast meal replacement products and programs beyond Mexico and into Argentina, Bolivia, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Paraguay, Peru, Venezuela, and Uruguay beginning in January 2013.

The Company continues to explore additional international expansion opportunities.

THE MEDIFAST® BRAND

Medifast enriches lives by providing clinically proven weight loss and weight management products and programs. Medifast offers clinically proven products and programs for weight management, weight maintenance, and long-term health through multiple channels of distribution. Medifast products are high-quality, portion-controlled meal-replacement foods.

The Medifast Program is suitable for individuals with type 2 diabetes and offers products with a nutritionally complete and low-glycemic formulation. Portion-controlled, meal-replacement weight-management programs are continuing to gain popularity, as consumers search for a safe and effective solution that provides balanced nutrition, effective weight loss, and valuable behavior-modification education.

Clinical Research Overview

Medifast relies upon both clinical research studies that have been completed over the span of the last two decades, and retrospective data from its Medifast Weight Control Centers to support its “clinically proven” claim. In each study conducted by Medifast, the investigator follows the scientifically recognized protocols approved by an Institutional Review Board, a committee formally designated to approve, monitor, and review biomedical and behavioral research involving humans with the aim to protect the rights and welfare of research subjects, prior to initiating the study. Those protocols outline the study parameters and determination of a statistically valid sample of study participants. The following abstracts include both peer-reviewed research (consisting of prospective controlled clinical trials and retrospective studies) and in-house clinical data (studies 9 and 10).

For each of the below peer-reviewed publications, the reviewers were chosen by the publishing journal, and except in the case of Study 2, were not disclosed to Medifast. Each reviewer is independent and has no association with Medifast or its affiliates.

Sample sizes for the studies described below varied from 14 to 1,445 participants. The smallest study was a statistical review of patient charts, while the largest study was a retrospective review of patient charts from a weight-loss clinic, which allows for greater generalization of the protocol used in the clinic as an effective weight-management program for individuals seeking weight loss. The remaining studies had sample sizes ranging from 30 to 217 participants.

Each study included a wide range of individuals as part of the study population. All of the studies included both male and female participants, except for Studies 8 and 11, which included females only. Additionally, race or ethnicity were not exclusory for any of the studies, and the age range for inclusion across the studies included children, adolescents, and adults, allowing for adequate generalization and support for the study conclusions.

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

As a whole, commonality of results from the studies do allow general conclusions for each study’s findings principally regarding Medifast products and programs as safe and effective weight loss, with improvements in risk factors for cardiovascular disease in otherwise healthy, overweight and obese individuals.

Study 1

Reference

Coleman, C., Kiel, J., Hanlon-Mitola, A., Sonzone, C., Fuller, N., & Davis, L. (2012). Use of the Medifast meal replacement program for weight loss in overweight and obese clients: A retrospective chart review of three Medifast Weight Control Centers (MWCC). Food and Nutrition Sciences, Vol. 3 No. 10, pp. 1433-1444. doi: 10.4236/fns.2012.310187.

Purpose

A chart review was performed to evaluate the effectiveness of the Medifast 5 & 1 Plan in three Medifast Weight Control Centers on body weight, body composition, and other health measures at 4, 12, 24 weeks, and final weight loss visit. A secondary objective was to evaluate the association between compliance and the effectiveness of the Medifast MD on body weight from baseline to final weight loss visit.

Methods

The total number of charts included in the analysis is 446. A total of 730 were reviewed and 284 were removed based on the exclusion criteria. Client charts were included if the following criteria were met: adult males and females aged 18 - 70 years, were following the Medifast 5 & 1 Plan, had a BMI ≥ 25 kg/m2, entered a weight management program at one of the three selected Medifast Weight Control Centers locations between 2007 and 2010, and had a signed health information consent form.

Exclusion criteria were as follows: following a plan other than the Medifast 5 & 1 Plan, completed the initial consultation but did not participate further, did not get baseline labs performed, the program was stopped for medical reasons unrelated to the MD Plan, no signed health information consent form or the presence of a written request to revoke consent, or if clients were currently an active participant at the Medifast Weight Control Centers.

Data were collected electronically and included weight, systolic and diastolic blood pressure, pulse, lean muscle mass (LMM), body fat mass, % body fat, and abdominal circumference. Compliance measures included attendance at weekly visits, intake of meal replacements and supplements, food journals, and ketone testing.

Results

Significant weight loss and % weight loss were achieved at all time points with clinically significant weight loss (>5%) occurring in just 4 weeks. Additionally, significant improvements in body composition were seen at all time points coupled with increases in % total body weight as LMM (% LMM improved by 3.5%, 9.8%, 16.0%, and 13.9%, respectively). Blood pressure and pulse were significantly improved, demonstrating the clinical benefit for clients. Multivariate regression revealed a strong inverse relationship between weight change, % compliance with attendance, and the number of weeks that MRs were taken as recommended.

Conclusion

The Medifast meal replacement plan, combined with the support and accountability available in the Medifast Weight Control Centers, is an efficacious program that promotes significant weight loss and improvements in body composition. These results reveal significant associations between components of compliance and weight loss, but particularly highlight the importance of attendance, a focus of the Medifast Weight Control Centers model compared to non-clinic models.

The results of this study were presented at Experimental Biology, 2012.

Journal Description:

Food and Nutrition Sciences is a peer reviewed international journal dedicated to the latest advancement in related areas. The goal of this journal is to keep a record of the state-of-the-art research and to promote study, research and improvement within its various specialties.

Impact Factor: 0.17

Study 2

Reference

Davis, L. M., Coleman, C., Kiel, J., Rampolla, J., Hutchisen, T., Ford, L., Anderson, W. S., Hanlon-Mitola, A. (2010). Efficacy of a meal replacement diet compared to a food-based diet after a period of weight loss and weight maintenance: a randomized controlled trial. Nutrition Journal, 9 (11).

Purpose

To examine the effect of Medifast’s meal replacement program on body weight, body composition, and biomarkers of inflammation and oxidative stress among obese individuals following a period of weight loss and weight maintenance compared to an isocaloric, food-based diet.

Methods

This 40-week randomized, controlled clinical trial included 90 obese adults assigned to one of two weight loss programs for 16 weeks and then followed for a 24-week period of weight maintenance. Subjects were randomly assigned to 2 groups: Medifast (MD) (n=45; 30 women, 15 men; BMI 38.5 ± 6.8) and food-based (FB) (n=45; 34 women, 11 men; BMI 37.8 ± 4.5). Subjects met biweekly with registered dietitians to have anthropometrics measured and for dietary and behavior counseling during weight loss and every 12 weeks during weight maintenance. Weight and blood pressure were measured bi-weekly during weight loss and every 12 weeks during weight maintenance. Waist circumference, % body fat, lean muscle mass, visceral fat, and pulse were measured every 4 weeks during weight loss and every 12 weeks during weight maintenance. Biomarkers for inflammation (C-reactive protein) and oxidative stress (urine lipid peroxides) and lipid panels were measured at baseline, 16 weeks, and 40 weeks.

Participants with known allergies to soy, wheat, gluten and nuts were excluded from the study because some Medifast meal replacements contain these ingredients. To limit the effect of alcohol on calorie intake and its potential effect on compliance, participants were enrolled in the study if they consumed <14 alcoholic beverages per week and agreed to avoid alcohol intake during the study. Participants were not currently using appetite-affecting medications (e.g. selective serotonin reuptake inhibitors (SSRIs), steroids, Ritalin), and were not pregnant or lactating. Participants were required to have a normal electrocardiogram (EKG) and lab work within the past year as well as the permission of their primary care provider to enroll in the study. Additional exclusion criteria included individuals that were actively dieting; had chronic uncontrolled health problems (not including obesity or diabetes); had a pacemaker or other internal electronic medical device; reported schizophrenia, history of bipolar disorder, or a current major depressive disorder; had dependence on alcohol or sedative-hypnotic drugs; had a cognitive impairment severe enough to preclude informed consent; or who were currently taking weight loss or appetite affecting medications. Major eating disorders were screened using the Eating Attitudes Test (EAT). A score of > 30 was exclusionary.

Results

Weight loss at 16 weeks was significantly better in the MD versus the FB (12.3% vs. 6.7%), and while significantly more weight was regained during weight maintenance, overall greater weight loss was achieved on MD. Significantly more of the MD participants lost ≥5% of their initial weight at week 16 (93% vs. 55%) and week 40 (62% vs. 30%). Significant improvements in body composition were also observed in MD participants compared to FB at week 16 and week 40.

Both the Medifast and food-based group experienced a significant improvement in C-reactive protein (CRP) at week 40. However, when a dichotomous variable was used to characterize baseline CRP levels as low or high, the only sub-group to experience a significant decrease over the 40 weeks was the Medifast group with high baseline CRP levels. The Medifast group experienced a significant decrease in urine lipid peroxides at week 40 whereas the food-based group did not. Additionally, there was a significant mean decrease over time in the Medifast group that was not found for the food-based group.

Conclusion

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

Study 3

Reference

Cheskin, L. J., Mitchell, A. M., Jhaveri, A. D., Mitola, A. H., Davis, L. M., Lewis, R. A., Yep, M. A., Lycan T.W. (2008). Efficacy of meal replacements versus a standard food-based diet for weight loss in type 2 diabetes: a controlled clinical trial. The Diabetes Educator, 34(1), 118-127.

Purpose

To compare the efficacy of a portion-controlled meal-replacement diet to a standard diet (based on recommendations by the American Diabetes Association) in achieving and maintaining weight loss among obese men and women with type 2 diabetes mellitus.

Methods

This study is a university-based, controlled clinical trial. Participants were 119 men and women with diabetes and a body mass index between 25 and 40 kg/m2, assigned randomly to one of two 34-week, 75% of predicted energy need diets (portion controlled (PCD) or standard (SD), self-selected, food based) and then followed for 1 year of weight maintenance.

Participants were 119 men and women aged 18 to 70, diagnosed by standard criteria with type 2 diabetes at least 3 months prior to enrollment, and were overweight or obese, with a BMI of 25 to 40 kg/m2, assigned randomly to one of two 34-week, 75% of predicted energy need diets (portion controlled (PCD) or standard (SD), self-selected, food based) and then followed for 1 year of weight maintenance. If they were currently taking medications to control diabetes, a stable dose for at least 3 months prior to randomization was required. Participants needed the permission of their primary care provider and a normal EKG or abnormalities that were deemed medically acceptable.

Individuals with uncontrolled health problems (aside from obesity and diabetes), type 1 diabetes, bulimia nervosa, laxative/substance abuse, alcohol intake > 10 drinks per week, or uncontrolled psychiatric disorders (e.g., major depression, bipolar disorder) were excluded. Depression was assessed using the Beck Depression Inventory; a score of >15 was exclusionary. Major eating disorders were screened using the Eating Attitudes Test (EAT). A score of >30 was exclusionary. Use of appetite-affecting medications (e.g., certain antidepressants, steroids) unless on a stable dose for >3 months or weight loss drugs were excluded, as were women who were lactating, pregnant, or seeking pregnancy.

Results

Using intention-to-treat analyses, weight loss at 34 weeks and weight maintenance at 86 weeks was significantly better on the PCD versus SD. Approximately 40% of the PCD participants lost >5% of their initial weight compared with 12% of those on the SD. Significant improvements in biochemical and metabolic measures were observed at 34 weeks in both groups. The retention rate and self-reported ease of adherence in the PCD group were significantly higher throughout the study.

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

Conclusions

Participants using meal replacements lost twice the amount of weight, experienced less weight regain after 1 year of maintenance, and were more likely to complete the program than SD participants. As PCDs may help obese patients with type 2 diabetes adhere to a weight loss program and reduce medication use, health professionals should consider recommending them as part of a comprehensive approach to weight management.

The study was presented at the American Diabetes Association’s 65th Annual Scientific Session, 2005.

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

Impact Factor: 1.959

Ranked: 82 out of 122 in Endocrinology & Metabolism

Source: 2011 Journal Citation Reports® (Thomson Reuters, 2012)

Study 4

Reference

Haddock, C. K., Poston, W. S. C., Foreyt, J. P., Dibartolomeo, J. J., (2008). Effectiveness of Medifast supplements combined with obesity pharmacotherapy: A clinical program evaluation. Eating and Weight Disorders, 13(2), 95-101.

Purpose

To evaluate the long-term impact of Medifast meal-replacement supplements combined with appetite-suppressant medication (ASM) among participants who received 52 weeks of treatment as part of a medically supervised weight-control program.

Methods

This study provides a systematic program evaluation of weight loss data from a medically-supervised weight control program combining the use of MMRS and ASM. Data were obtained and analyzed from 1,351 patient (BMI ≥ 25) medical charts who had participated for at least 12 weeks of treatment. Outcomes included weight loss and percent weight loss from baseline at 12, 24, and 52 weeks. Both completers and intention-to-treat (ITT) analyses were conducted. Completers (i.e., those with complete data for 52 weeks) outcomes were evaluated after stratification for reported adherence to the MMRS and ASM.

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

Conclusion

This weight loss program using a combination of MMRS and ASM produced significant and sustained weight losses at 52 weeks. Results were better than those typically reported for obesity pharmacotherapy in both short- and long-term studies and also better than those reported for partial meal replacement programs. Program retention at on year was similar to that reported in many controlled drug trials and better than most commercial programs reported in the literature.

Results of this study were presented at the American Society of Bariatric Physicians’ annual meeting in May 2007.

Journal Description:

Eating and Weight Disorders - Studies on Anorexia, Bulimia and Obesity is a scientific journal whose main purpose is to create an international forum devoted to the several sectors of eating disorders and obesity and the significant relations between them.

Study 5

Reference

Davis, L. M., Coleman. C. D., Anderson, W. S., Cheskin, L. J. (2008). The effect of metabolism-boosting beverages on 24-hr energy expenditure. The Open Nutrition Journal, 2, 37-41.

Purpose

To evaluate the effectiveness of thermogenic meal-replacement beverages (TMRB) containing 90 mg of epigallicocatechin gallate (EGCG) and 100 mg of caffeine on resting energy expenditure (REE), fat oxidation, and appetite.

Methods

Thirty adults (19 women, 11 men between the ages of 18 and 65 years) were stratified into 3 groups: lean (n=10, BMI 21.5 ± 2.1); overweight/obese (OW) (n=10, BMI 29.8 ± 2.7); or weight maintainers (WM) (n=10, BMI 28.8 ± 4.0). WM had maintained a weight loss of ≥5% for at least a 3-month period. Following an overnight fast, baseline measurements, including REE via indirect calorimetry, were performed. REE was repeated at 30, 60, 90, and 120 minutes after consuming a TMRB. Appetite was assessed via visual analogue scale at baseline, 30 minutes, and 120 minutes after consuming the TMRB.

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

Results

Mean 24-hour REE was increased 5.9 ± 2.5% overall (p=0.000), 5.7 ± 3.1% among lean subjects (p=0.0002), 5.3 ± 1.4% among OW subjects (p=0.000), and 6.8 ± 2.7% among WM subjects (p=0.0007). Appetite was significantly reduced 30 minutes after consuming the TMRB (p=0.0002). There was an overall trend toward increased fast oxidation with respiratory quotient decreasing from 0.99 ± 0.19 to 0.92 ± 0.13 (p=0.122).

Conclusion

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

Study 6

Reference

Cheskin, L. J., Hanlon-Mitola, A., Mitchell, A., Jhaveri, A., Yep, M., Mitchell, V. (2007). A RCT comparing balanced energy deficit diets with or without meal replacements for weight loss and maintenance among children dieting alone or with a parent. The Journal of the Federation of American Societies for Experimental Biology, 21, 214.

Purpose

To compare the safety and efficacy of supplemental Medifast portion-controlled meal replacements to a USDA Food Guide Pyramid-based diet among children dieting alone or with a parent.

Methods

This 18 month randomized, controlled trial included 80 overweight (BMI > 95th percentile on BMI-for-age growth charts) boys and girls between the ages of 8 and 15 years and 40 parents randomly assigned to one of two weight loss programs for 6 months and then followed for a 12 month period of weight maintenance. Subjects were further randomized to dieting alone or with a parent. Both weight-loss diets (MR and USDA) were 20% energy-restricted (~500 kcal deficit). Those randomized to the MR diet incorporated 3 MRs/day during the active weight loss phase and 2 MRs/day during the maintenance phase. Participants reported to the research clinic every other week to weigh-in, attend educational group sessions, and receive MRs.

Results

By intention to treat analysis, dieting alone vs. with a parent or food vs. MR made no difference in weight outcome. However, following initial weight loss (6 mos) and 1 yr maintenance (18 mos), significant benefits were seen in the MR group in BMI%ile (0 mos=98.8 ± 1.0, 6 mos=96.6 ± 3.2, 18 mos=96.4 ± 3.4); body fat ( 5.9% @ 6 mos, 5.3% @ 18 mos); total cholesterol ( 6.7% @ 6 mos, 5.6% @ 18 mos); LDL ( 19.8% @ 6 mos, 7.9% @ 18 mos); and triglycerides ( 23.6% @ 6 mos, 22.3% @ 18 mos). Although not found to be significant, drop-out rates were higher in the Food group (43.6%, 35.9%, 10.25%) vs. the MR group (59.0%, 48.7%, 15.4%) at 12 weeks, 6 mos., and 18 mos., respectively. No significant between-group differences, differences in growth rates, or adverse events were observed.

Conclusions

Among overweight 8 – 15 year olds, dieting with or without a parent, meal replacements were as safe and effective as a USDA food-based diet for weight loss and maintenance. Similar results were also seen with other anthropometrics studied. Dieting with a parent made no difference in weight outcomes. It was determined from these data that an MR diet in children was both safe and efficacious. The safety of an MR diet in children was determined by the absence of adverse events in the children during the entire 18 month period of the study.

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

Study 7

Reference

Matalon, V. (2000) An evaluation of weight loss following a carbohydrate and fat restricted diet with appetite suppressant and dietary supplementation. The Bariatrician, 10-13.

Purpose

To assess the safety and effectiveness of a weight-loss regimen consisting of a carbohydrate- and fat restricted diet supplemented with an appetite suppressant, a dietary supplement, and a liquid protein drink (Medifast) in an open label trial.

Methods

This 6 month open label trial included 47 overweight or obese (BMI ≥ 25.0 kg/m2) participants over the age of 18. Participants were seen and evaluated weekly. At each weekly visit, participants were evaluated for total body weight, body composition (% body fat, BMI, lean body mass, water weight) and blood pressure. Patients were considered eligible for the trial if they were over the age of 18, and were considered overweight or obese based on a body mass index (BMI) ≥ 25.0 kg/m2.

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

Study 8

Reference

Yuh, J., Debrakeleer, D., McIntyre, W., Coleman C., Fox L., Barmat, L. (2011). Efficacy of a hypocaloric weight management program in obese women with polycystic ovarian syndrome (PCOS) [abstract]. 9th Annual Meeting of Androgen Excess & PCOS Society; 2011 Oct 13 – 15, Abstract nr 21.

Purpose

To evaluate the efficacy of a hypocaloric diet program utilizing a health coach on body weight and changes in biochemical and metabolic profiles in obese PCOS patients

Methods

This was a prospective study conducted in a teaching community hospital. Subjects were obese (BMI 33.1 ± 3.0), adult, non-pregnant women ages 20-39 (27.7 ± 6.1) with PCOS defined by Rotterdam criteria. Subjects were eligible if they were free of hormonal medications for ≥ 3 months, were nonsmokers, and did not have diabetes or hypertension. For 3 months patients followed a 1000 calorie diet plan with the guidance of a health coach consisting of 5 Medifast meals and one self-prepared meal. Meetings with the health coach, weight measurement, and lab draws occurred on a monthly basis. The primary outcome was change in body weight; secondary outcomes were biochemical and metabolic changes. Paired t-tests were used to examine the longitudinal changes from baseline. Significance was defined as P < 0.05.

Results

Eleven subjects completed the study. The hypocaloric diet resulted in significant decline in body weight (-18.2 ± 6.85 lbs; p<0.0001), 2-hour oral glucose (-23.0 ± 22.4 mg/dl; p=0.010), 2-hour insulin (-79.1 ± 76.6 ųIU/ml; p=0.022), and calculated free androgen index (-3.7 ± 2.54; p=0.017). There was a marginally significant increase in SHGB (+9.2 ± 14.1 nmol/L; p=0.069). For subjects with elevated levels at baseline, significant improvements were found in total cholesterol (-37.0 ± 13.90 mg/dl; p=0.013), LDL cholesterol (-28.0 ± 10.80 mg/dl; p=0.014), and triglycerides (-90.0 ± 1.41 mg/dl; p=0.007). Overall, 1/3 of previously anovulatory women began ovulating and 7 out of 11 began regular menstruation.

Conclusions

Significant improvements in body weight and biochemical and metabolic markers were achieved in obese PCOS subjects after 3 months following a hypocaloric portion controlled diet plan under the guidance of a health coach making conditions more favorable for ovulation.

Journal Description:

The results of this study were presented at the 9th Annual Meeting of Androgen Excess & PCOS Society, 2011.

The Androgen Excess and PCOS Society is an international organization dedicated to promoting knowledge, and original clinical and basic research, in every aspect of androgen excess disorders.

Study 9

Reference

Crowell, M. D., Cheskin, L. J., (1993). Multicenter evaluation of health benefits and weight loss on the Medifast weight management program: A statistical review of patient charts. Unpublished Data on File.

Purpose

To retrospectively evaluate the efficacy of a medically supervised, protein-supplemented modified program (Medifast) for weight reduction and to evaluate the impact of weight reduction on coexisting health problems.

Methods

This study provides a systematic evaluation of weight loss data randomly selected from a medically-supervised weight control center. Data was obtained and analyzed from patient medical charts that had completed at least 16 weeks of the program. Outcomes included weight loss, blood pressure, and blood lipids.

Results

The combined sample lost an average of 49.5 ± 24.2 lbs and were in the program an average of 21.3 ± 7.7 weeks. Males lost an average of 64.8 ± 29.2 lbs and females lost an average of 47.3 ± 22.5 lbs. The study found significant reductions in total cholesterol and triglycerides, systolic and diastolic blood pressure, and normalized blood pressure in hypertensive patients.

Conclusions

Medically supervised, protein-sparing meal-replacement programs offer a safe and effective means of weight reduction and are accompanied by significant improvements in coexisting health problems.

A statistical review of patient charts, unpublished data on file. 1993.

Study 10

Reference

Davis, L. M., Cheskin L. J. (2006) Dietary intervention using Medifast meal replacement in pre-bariatric surgery patients: A statistical review of patient charts. Unpublished Data on File.

Purpose

To evaluate the efficacy of a dietary intervention that included a reduced-calorie meal plan utilizing Medifast meal replacements, behavior counseling, and physical activity at achieving weight loss in low-income pre-bariatric surgery patients.

Methods

14 severely obese patients—13 females (11 African Americans, 2 Caucasians) and 1 male (Caucasian)—with a mean BMI of 64.14 kg/m2 (range 40.2kg/m2 to 91.7kg/m2) entered a 6-month weight-control program at the Johns Hopkins Weight Management Center. All patients were Medicaid recipients. The program provided a comprehensive approach to weight control focused on diet, behavior, and physical activity. Portion-controlled meal replacements (MRs) supplied by Medifast were utilized as part of the dietary-behavior intervention. All subjects met with a licensed dietitian and were prescribed a 1,000-1,200 kcal/day diet plan incorporating up to 6 MRs/day. Only 1 subject chose not to incorporate meal replacements as part of a low-calorie diet plan. The average intake of meal replacements was 2.5-3 per day through the duration of the study.

Results

After 6 months on the program, patients lost an average of 26.73 lbs (-2.86kg/m2) and 6.96% of their body weight. A high level of satisfaction was reported with their diet plan. Program completers at 1 month were N=13, at 3 months N=12, and 6 months N=10.

Conclusions

Bariatric surgical candidates who enter weight control programs to lose weight pre-operatively have been shown to have lower rates of morbidity and mortality. We have demonstrated that use of meal replacements preoperatively is effective at achieving significant weight loss, and can thus be expected to improve immediate and longer-term results in bariatric surgery patients.

A statistical review of patient charts, unpublished data on file. 2006.

Study 11

Reference

Tchernof, A., Starling, R., Turner, A., Shuldiner, A. R., Watson, J. D., Silver, K., Poehlman, E. T. (2000). Impaired capacity to lose visceral adipose tissue during weight reduction in obese postmenopausal women with the Trp64Arg beta3-adrenoceptor gene variant. Diabetes, 49, 1709-1713.

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

Results

No baseline differences were noted in adiposity measurements, glucose disposal, and lipid profiles among carriers and non-carriers of the variant allele. Whether women were carriers or non-carriers of the Trp64Arg allele, significant weight loss (-16.4 ± 5.0kg vs. -14.1 ± 6.2kg, NS) and reductions in body fat (-10.0 ± 5.2 vs. -11.5 ± 3.9kg, NS) were observed in response to a calorie-restricted program with or without Medifast.

However, loss of visceral adipose tissue was 43% lower in carriers of the Trp64Arg allele compared with non-carriers (–46 ± 27 vs. –81 ± 51 cm2, P = 0.05). Furthermore, there was less improvement in the total cholesterol–to–HDL cholesterol ratio (–0.18 ± 0.54 vs. -0.72 ± 0.56, P = 0.04) in carriers compared with non-carriers of the allele. Although glucose disposal improved in both groups, there was no difference in the magnitude of improvement between carriers and non-carriers of the variant allele.

Conclusion

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

SCIENTIFIC ADVISORY BOARD

In September 2008, Medifast announced the formation of its Scientific Advisory Board.

The Scientific Advisory Board consists of a multi-disciplinary panel that serves as the foundation for scientifically-valid, consumer-centric, high quality innovations for lasting health. The mission of the board is to help guide Medifast in making informed decisions regarding medical, nutritional, and scientific matters by providing expertise and information on research and emerging trends.

The work of this cross-disciplinary group builds on Medifast’s heritage of medically sound approaches to weight loss, and the incorporation of leading-edge clinical research into the Company’s products and programs.

Medifast Scientific Advisory Board – 2011 - 2012

Lawrence Cheskin, M.D., F.A.C.P.

Associate Professor of Health, Behavior and Society at the Johns Hopkins Bloomberg School of Public Health

Director, Johns Hopkins Weight Management Center

John E. Hayes, Ph.D.,

Assistant Professor of Food Science, Director, Sensory Evaluation Center, The Pennsylvania State University

John P. Foreyt, Ph.D.

Professor, Department of Psychiatry and Behavioral Sciences, Department of Medicine, Baylor College of Medicine

George A. Bray, M.D.

Boyd Professor, Pennington Biomedical Research Center at Louisiana State University

Slyvia B. Rowe, M.A.

President, S.R. Strategy, LLC

Adjunct Professor, University of Massachusetts Amherst

Adjunct Professor, Tufts Friedman School of Nutrition Science and Policy

Mark Messina, Ph.D.

Adjunct Associate Professor, Department of Nutrition, School of Public Health, Loma Linda University

President, Nutrition Matters, Inc.

Param Dedhia, M.D.

Physician of Integrative Medicine, Canyon Ranch

COMPETITION

There are various weight loss products and programs within the highly competitive weight-loss industry. These include a wide variety of commercial weight-loss programs, pharmaceutical products, books, self-help diets, dietary supplements, appetite suppressants, and meal replacements. Medifast’s identified peers and competitors in the general health and wellness diet industry include NutriSystem Inc., Herbalife Ltd., USANA Health Sciences, and Weight Watchers International, Inc.

The Company believes its scientific and clinical heritage and ongoing commitment to evaluating its products and programs through clinical research are primary differentiators that allow it to compete in this market. In addition to being shown in clinical research, its products and programs have been safely and effectively used by customers and recommended by physicians for over 31 years. Originally developed by a physician, Medifast has been on the cutting edge in the development of nutritional and weight-management products since 1980. Medifast Meals are individually portioned, calorie- and carbohydrate-controlled meal replacements that share a similar nutritional “footprint” and provide a balance of protein and good carbohydrates, including fiber. Fortified with vitamins and minerals, these specially formulated products are at the heart of Medifast’s clinically proven program and provide an alternative to fad diets or obesity pharmacotherapy.

The Company’s other primary differentiator is its unique multi-channel distribution strategy, which provides varying support modalities, and broadens availability of the Medifast brand by targeting a customer’s individual needs. Medifast medical providers offer Medifast products and programs to patients in their practice and utilize wholesale sales. Medifast Direct serves customers through the Medifast website and call center with a free online community, various online support tools, along with free access to registered dietitians and certified personal trainers. The Take Shape For Life division offers the personal support of a Health Coach that is often a person who has achieved success on the Medifast Program and has turned their success into a business opportunity. Medifast Weight Control Centers offer a supervised and structured model for customers who prefer more accountability and personalized counseling including body analysis and metabolic rate reviews as part of the ongoing program. The Medifast Program utilizes its meal replacements as part of a structured meal plan which research has shown to be an effective way to lose and maintain weight loss over time.

PRODUCTS

The Company offers a variety of weight loss and weight management products under the Medifast® and Essential 1® brands and for select private label customers. The Medifast line includes more than 75 options, including, but not limited to Medifast Crunch Bars, Medifast Shakes, Medifast Hot Drinks, Medifast Cold Drinks, Medifast Bites, Medifast Pretzels, Medifast Puffs, Medifast Brownies, Medifast Soft Bakes, Medifast Cereal Crunch, Medifast Eggs, Medifast Macaroni & Cheese, Medifast Oatmeal, Medifast Pancakes, Medifast Syrup, Medifast Pudding, Medifast Soft Serve, Medifast Soups, Medifast Homestyle Chili, Medifast Maintenance Bars, Medifast Soy Crisps, Medifast Crackers, Essential 1 Heart Health Super Omega 3, and Essential 1 Digestive Health.

Medifast nutritional products are formulated with high-quality, low-calorie, and low-fat ingredients. Many Medifast products are soy based and are fully fortified to contain 24 vitamins and minerals, as well as other nutrients essential for good health.

Medifast brand awareness continues to expand through the Company’s marketing campaigns, improved product quality, and an emphasis on quality customer service, technical support, and publications developed by the Company’s marketing staff. Medifast products have been proven to be effective for weight loss and weight management in clinical studies conducted by researchers from leading universities. The Company has continued to develop its sales and marketing operations with qualified management and innovative programs. The Company’s facility in Owings Mills, Maryland manufactures all powders and the Company subcontracts the production of its Ready-To-Drink products, bars, pretzels, puffs, crackers, soy crisps, Lean and Green Meal Helpers, syrup and supplement products.

NEW PRODUCTS

Medifast expanded its product line in 2012 by introducing several new and reformulated items including Medifast Cinnamon & Brown Sugar Cereal Crunch, Medifast Mixed Berry Cereal Crunch, Medifast Macaroni & Cheese, Medifast Lean & Green Meal Helpers, Medifast Chili Nacho Cheese Puffs, Medifast Parmesan Cheese Puffs, Medifast Ready to Drink Mocha Shake, and the reformulation of the Medifast Shakes. Medifast continues to improve upon and expand its product line by introducing new, high quality products and by regularly evaluating current products for discontinuation and reformulation opportunities. Medifast’s products are developed based on customer feedback and market trends.

MARKETING

In 2012, Medifast continued to build and leverage its core Medifast brand through multiple marketing strategies for each of our distinct distribution channels: Medifast Direct, Medical Providers, Medifast Weight Control Centers, and Take Shape for Life to their target audiences. Customer acquisition and retention strategies include national and regional advertising across television, online properties, print publications, direct mailings, email campaigns, radio, and sponsorships. In addition, the Company executed strategic public relations efforts to secure local and national editorial placements to raise brand awareness. Medifast has also developed a comprehensive social media strategy utilizing Facebook, Twitter, YouTube, blogger endorsements, and more. These mediums were used to target new customers by stressing Medifast's simple, safe, and effective approach to weight loss and management. Many of these programs were also utilized to reactivate, encourage and support existing customers. Medifast continued to enhance the Medifast websites, including adding features in the My Medifast community which offers meal planning, community message boards, blogs, and a robust library of information. The Company also introduced new mobile apps to aid customers in their weight loss and weight management journey.

MANUFACTURING

Jason Pharmaceuticals, Inc., the Company’s wholly owned manufacturing subsidiary, produces approximately 46% of Medifast products in their manufacturing facility in Owings Mills, Maryland. The Company purchased the plant in July 2002 for $3.4 million and has recently added production capacity with additional investments in blending and packaging equipment. The new equipment has significantly improved the Company's production capability, while also improving overall efficiencies. The remaining 54% of Medifast products are manufactured by third party vendors in accordance with Medifast proprietary formulas and manufacturing standards. The Owings Mills manufacturing facility is regulated and inspected by the Food & Drug Administration (the “FDA”) and the Maryland State Department of Health and Mental Hygiene.

GOVERNMENTAL REGULATION HISTORY

The formulation, processing, packaging, and labeling of the Company's products are subject to regulation by several federal agencies, but principally by the Food and Drug Administration. The Company must comply with the standards, labeling and packaging requirements imposed by the FDA for the marketing and sale of foods and nutritional supplements. Applicable regulations prevent the Company from representing in its literature and labeling that its products produce or create medicinal effects or possess drug-related characteristics. The FDA could, in certain circumstances, require the reformulation of certain products to meet new standards, require the recall or discontinuation of certain products not capable of reformulation, or require additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation. If the FDA believes the products are unapproved drugs or food additives, the FDA may initiate similar enforcement proceedings. Any or all such requirements could adversely affect the Company's operations and its financial condition.

The Federal Trade Commission (“FTC”) has principal regulatory control over the Company’s advertising. To the extent that sales of foods and nutritional supplements may constitute improper trade practices or endanger the safety of consumers, the operations of the Company may be subject to the regulations and enforcement powers of the FTC, and the Consumer Product Safety Commission. In 2012, a subsidiary of the Company entered into a consent decree with the FTC regarding certain statements in the Company’s advertising for its weight-loss programs. See Part I, Item 3. Legal Proceedings. The Company's activities are also regulated by various agencies of the states and localities in which the Company's products are sold.

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

EMPLOYEES

As of December 31, 2012, the Company’s subsidiaries employed 947 full-time employees, of whom 327 were engaged in manufacturing, warehouse management, and shipping, and 620 in marketing, administrative, Medifast Weight Control Centers, call center and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company. All employees are employed by either Jason Pharmaceuticals, Inc. or Jason Properties, LLC.

INFORMATION SYSTEMS INFRASTRUCTURE

Our websites are based on commercially developed software and are hosted at a co-location data center located in Baltimore, Maryland. This data center is SSAE16 and PCI-DSS compliant. This facility provides redundant network connections, uninterruptible power supplies, robust physical security, fire prevention controls, and diesel generated power back up for the equipment on which our websites rely. Our servers and our network are monitored 24 hours a day, seven days a week.

We use a variety of security techniques to protect our confidential customer data, including regularly scheduled penetration security tests on our websites. We also use an industry leading network monitoring service for our Intrusion Detection Services (IDS) solution along with Intrusion Prevention System (IPS) devices on our network’s perimeter. When our customers place an order or access their account information, we use secure channels to encrypt and transmit information. Our security certificates encrypt all information entered before it is sent to our servers. We have a secondary firewall layer of security between our customer facing websites and the databases which house their information and we have deployed mitigation devices to protect against Distributed Denial of Service (DDos) attacks. Customer data is protected against unauthorized access. We have a redundant network across our organization which provides for inter-connectivity and redundancy for our corporate locations.

As our operations grow in both size and scope, we will continuously improve and upgrade our information systems and infrastructure while maintaining their reliability and integrity.

INTELLECTUAL PROPERTY

Products manufactured by and programs marketed by the Company are sold primarily under its own trademarks and trade names.

Ours policy is to protect our products and programs through trademark registrations both in the U.S. and in significant international markets. The Company carefully monitors trademark use and promotes enforcement of its trademarks in a manner that is designed to balance the cost of such protection against obtaining the greatest value for the Company.

AVAILABLE INFORMATION

Our principal office is located at 11445 Cronhill Drive, Owings Mills, MD 21117. Our telephone number at this office is (410) 581-8042. Our corporate website is located at http://www.medifastnow.com . Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of The Securities Exchange Act of 1934, as amended, are also available free of charge on our website, as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The information contained on our corporate website is not a part of this Report.

CERTIFICATIONS

The Company’s Chief Executive Officer and Chief Financial Officer have filed their certifications as required by the SEC regarding the quality of the Company’s public disclosure for each of the periods ended during the Company’s fiscal year ended December 31, 2012 and the effectiveness of internal control over financial reporting as of December 31, 2012. Further, the Company’s Chief Executive Officer has certified to the New York Stock Exchange (“NYSE”) that he is not aware of any violation by the Company of the NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE listing standards.

QUARTERLY RESULTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2012
Revenue	$88,924,000	$93,571,000	$90,968,000	$83,243,000
Gross Profit	66,755,000	70,140,000	68,336,000	62,804,000
Income before income taxes	6,333,000	5,502,000	8,979,000	3,644,000
Net Income	3,990,000	2,813,000	7,208,000	1,865,000
Earnings per common share- diluted	0.29	0.20	0.52	0.13

2011
Revenue	$74,295,000	$78,255,000	$76,067,000	$69,572,000
Gross Profit	56,681,000	59,041,000	56,442,000	52,332,000
Income before income taxes	10,281,000	9,142,000	6,802,000	1,455,000
Net Income	6,358,000	5,944,000	5,069,000	1,170,000
Earnings per common share- diluted	0.44	0.41	0.36	0.08

Earnings per common share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per common share may not equal the total computed for the year.

ITEM 1A. RISK FACTORS

In evaluating the Company, the following risk factors in addition to all other information in this Annual Report on Form 10-K should be considered when carefully reading this Annual Report on Form 10-K. If any of the events described below occurs, the Company’s business financial condition and operating results could be materially and adversely affected. The following discussion is not all inclusive and additional risks and uncertainties presently known to us or that we currently deem immaterial may also impact our business, financial conditions and operating results.

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

Our business success depends on our ability to attract and retain customers which significantly depends on our marketing practices. Our marketing expenditures may not result in increased revenue or generate sufficient awareness of the program or the brand to the consumer. We may not be able to manage our advertising expenditures in a cost effective manner which may increase the cost to acquire a new customer to an elevated level that will decrease profits.

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

Certain members of our Company oversee integral components of our Company. Although we do not anticipate the departure of any key employees including but not limited to the executive management team, we cannot guarantee their tenure indefinitely. Our future success depends to a significant degree on the skills, experience and efforts of our key executive officers. The loss of the services of any of these individuals could harm our business. If any key executive officers left us or were seriously injured and became unable to work, the business could be harmed.

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

We manufacture approximately 46% of the products sold to our customers. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Owings Mills, Maryland. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, or results of operations. We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by us that could have a material adverse effect on our business, financial condition, or results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or of satisfying new legal requirements could have a material adverse effect on our business, financial condition, or results of operations.

Our business is subject to regulatory and legislative restrictions.

A number of laws and regulations govern our production, operation, and advertising. The Federal Trade Commission (“FTC”) and certain states regulate advertising, disclosures to consumers, privacy, consumer pricing or billing arrangements, and other consumer matters. Our direct selling distribution channel is subject to risk of interpretation of certain laws pertaining to the prevention of “pyramid” or “chain sale” schemes. Although we believe we are in full compliance, should the governing body alter or enforce the law in an unanticipated way, there may be a negative result on the Company’s operations. The Company’s financial reporting is subject to various laws and regulations as well, specifically, the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (“SEC”). These requirements demand the Company disclose certain information and maintain specific controls to ensure fair and legal accounting practices as outlined therein. The Company has taken substantial measures to ensure compliance through routine internal and external audits. Failure to correct any flaws in internal controls may constitute a public notification of weakness and could have an adverse effect on our stock price. Additionally, the Company is required to maintain a position of good standing in regards to taxation on both a Federal and State level. Failure to comply with federal and state regulations could result in additional taxes, fines, or interest due that could financially strain the Company. Future laws and regulations could potentially have a material negative impact on the Company. Failure to comply with any regulations of current or future authoritative entities could have a detrimental effect on the Company’s financial standing or operating results.

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

Our stock price is subject to fluctuations sometimes in response to our operating results, a competitor’s operating results, other factors beyond the Company’s control, or our ability to meet stock analysts forecasts and our yearly revenue and EPS guidance. In addition, general trends in the weight-loss industry as a whole can have an effect on our stock price. These factors may have an adverse affect on the market price of our stock and cause it to fluctuate significantly.

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

The sale of our products in markets outside of the United States may subject us to risks.

We have entered into certain arrangements for the sale of our products in international markets and we plan to expand our international sales, marketing and distribution activities on our own and through arrangements with partners located in other countries. The sale, marketing and distribution of our products and programs in such locations is subject to a number of uncertainties, including, but not limited to, the following:

•	Economic and political instability;

•	Import or export licensing requirements;

•	Trade restrictions;

•	Product registration requirements;

•	Longer payment cycles;

•	Changes in regulatory requirements and tariffs;

•	Fluctuations in currency exchange rates;

•	Potentially adverse tax consequences; and

•	Potentially weak protection of intellectual rights.

New diets or pharmaceutical solutions could put us at a competitive disadvantage.

The weight loss industry is highly subjective and influenced by many factors. For example, a low carbohydrate diet trend hit the United States several years ago and had an adverse impact on many weight loss companies, including ours. Another new diet could sweep the nation or consumer preferences could change, which is common in our industry. Our failure to adapt or respond quickly enough to these changes could have an adverse affect on our results of operations. In addition, pharmaceutical companies are constantly trying to develop safe, effective drugs that promote weight loss. If successful, many dieters could perceive this to be easier than the Medifast program and this would put us at a competitive disadvantage.

Our results of operations may decline as a result of a downturn in general economic conditions or consumer confidence.

Our results of operations are highly dependent on product sales and program fees. A downturn in general economic conditions or consumer confidence and spending in any of our major markets could result in people curtailing their discretionary spending, which, in turn, could lead to a decrease in product sales in our Medifast Direct and Take Shape for Life divisions and a decrease in product and program fees at our Medifast Weight Control Centers. Any such reduction would adversely affect our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

In Owings Mills, Maryland, the Company owns a 49,000 square-foot manufacturing facility and leases two buildings which serve as corporate headquarters. In 2003, the Company purchased an 119,000 square-foot distribution facility in Ridgley, Maryland, approximately 80 miles away from corporate headquarters. In July 2010, the Company leased a second distribution center in Dallas, Texas. Both distribution facilities give the Company adequate product distribution capacity for the foreseeable future. In 2004, the Company purchased a 3,000 square-foot conference and training facility in Ocean City, Maryland. The facility is used to conduct corporate training sessions, Board of Director meetings and is used for employee morale and wellness programs. In December 2012, the Company leased a raw materials warehouse in Arbutus, MD. The Company has eighty-seven leases for its corporately owned Medifast Weight Control Centers throughout eight states; Texas, Florida, Maryland, Pennsylvania, Delaware, New Jersey, North Carolina and Virginia. All corporate leases range in terms from one to ten years.

ITEM 3. LEGAL PROCEEDINGS

On July 20, 2012, Jason Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company, signed a proposed consent decree with the Federal Trade Commission (“FTC”) in response to the FTC’s investigation of certain statements in the Company’s advertising for its weight-loss programs. On September 17, 2012, the consent decree was entered and approved by the United States District Court for the District of Columbia. The consent decree replaces a previous consent order entered into by Jason Pharmaceuticals, Inc. and the FTC in 1992. The FTC expressed concern that some of the Company’s advertising contained claims which were not compatible with current standards for substantiation. Pursuant to the consent decree, the Company agreed to modify certain advertising claims in this regard and agreed to ensure that its clinical studies meet the protocol contained in the consent agreement. The Company paid a civil penalty of $3.7 million to resolve the FTC’s concerns and avoid protracted legal proceedings.

On April 1, 2011, a shareholder derivative complaint titled Shane Rothenberger, derivatively on behalf of Medifast, Inc., v. Bradley T. MacDonald et al. (Civil Action 2011-CV 863 [BEL]); and on April 11, 2011, a shareholder derivative complaint titled James A. Thompson, derivatively on behalf of Medifast, Inc., v. Bradley T. MacDonald et al. (Civil Action 2011-CV934 [BEL]) were filed in the U.S. District Court, District of Maryland. The similarly worded complaints allege breach of fiduciary duties, unjust enrichment, and abuse of control, gross mismanagement, and waste of corporate assets. Each complaint requests an unspecified amount of damages, a Court Order directing reformation of corporate governance, restitution to the Company and payment of costs and disbursements. The Company is named as a nominal defendant. On July 19, 2011, the U.S. District Judge ordered consolidation of the two cases, appointment of co-lead counsel, and the filing of a consolidated complaint, among other matters. No consolidated complaint has been filed, and therefore no response is due from the Company at this time. After the consolidated complaint is filed, the Company intends to take whatever action it deems necessary to protect its interests.

On March 17, 2011, a putative class action complaint titled Oren Proter et al. v. Medifast, Inc. et al. (Civil Action 2011-CV-720[BEL]), alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the U.S. District Court, District of Maryland. The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. On March 24, 2011, a putative class action complaint titled Fred Greenberg v. Medifast, Inc., et al (Civil Action 2011-CV776 [BEL], alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the U.S. District Court, District of Maryland. The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. On July 19, 2011, the U.S. District Judge ordered the consolidation of the cases and appointment of co-lead counsel among other matters. The Greenberg case was dismissed without prejudice. The Plaintiffs subsequently filed an Amended Complaint. The Company has reviewed these allegations, and subsequently filed a Motion to Dismiss which is currently pending.

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenan”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for defamation and violations of California Corporation Code Sections 25400 et seq. and 17200 et seq, alleging a scheme of market manipulation of Medifast stock for Defendants’ monetary gain, by damaging the business reputation of Medifast and its meal replacement weight loss products. Bradley T. MacDonald, former Executive Chairman of Medifast, who was also a significant shareholder of the Company, joined the lawsuit individually. The lawsuit seeks $270 million in compensatory damages, punitive damages, and ancillary relief. In March 2011, the District Court granted in part and denied in part certain SLAPP Motions (i.e. motions to dismiss) previously filed by all Defendants. The Company continues prosecution of this civil lawsuit and has appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenan. The appeal remains pending in the 9th Circuit Court of Appeals.

In early 2010, the Chapter 7 Bankruptcy Trustee for Go Fig, Inc. et al., Debtors, filed an adversary civil proceeding in the US Bankruptcy Court (ED, Missouri) against Jason Pharmaceuticals, Inc., a subsidiary of the Company, and other unrelated entities seeking to recover, as to each, alleged preferential payments. Jason Pharmaceuticals sold product received by the Debtors and has previously filed a pending claim in the same bankruptcy. Medifast disputed the Trustee’s allegations. This action was by Court order placed on hold while the Trustee litigated similar issues against another party. This matter was recently settled by Jason Pharmaceuticals, Inc. for $6,500. Upon court approval of the settlement, all matters related to this case will be resolved.

The Company and its subsidiaries are periodically subject to claims or charges filed by former or current employees or employment applicants alleging discrimination or harassment in violation of various federal or state regulations. The Company does not believe that any of the pending employment-related claims are material.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is quoted under the symbol MED. The common stock is traded on the New York Stock Exchange. The following is a list of the low and high closing prices by fiscal quarters for 2012 and 2011:

	2012
	Low	High
Quarter Ended March 31, 2012	14.78	17.67
Quarter Ended June 30, 2012	16.70	20.24
Quarter Ended September 30, 2012	20.03	28.87
Quarter Ended December 31, 2012	25.41	32.28

	2011
	Low	High
Quarter Ended March 31, 2011	16.63	29.83
Quarter Ended June 30, 2011	15.95	26.72
Quarter Ended September 30, 2011	14.46	24.36
Quarter Ended December 31, 2011	13.01	17.30

There were approximately 144 record holders of the Company's Common Stock as of March 15, 2013. This number does not include beneficial owners of our securities held in the name of nominees.

No dividends on common stock were declared by the Company during 2012 or 2011. The Company has not and does not plan to declare dividends in the foreseeable future.

The Bank of America line of credit and term loan are secured by substantially all the assets of the Company and contain customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets

On May 29, 2012, Board of Directors of Medifast, Inc. authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The authorization remains open for a period of 24 months ending on May 29, 2014. This authorization is in addition to the previously reported share repurchase authorizations on May 18, 2011 and on July 21, 2011.

Stock repurchases under this program may be made by brokers through open market and privately negotiated transactions at times and in such amounts as management shall deem appropriate pursuant to Rule 10b-18 of the Exchange Act. The timing and actual number of shares which may be  repurchased will depend on a variety of factors including price, corporate authorization provisions, above noted regulatory requirements, and other market conditions.

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

No stock repurchases were made during the quarter ended December 31, 2012.

Performance Graph

The following graph compares the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s S&P 500 Index and the Company’s selected peer group, including NutriSystem Inc., Herbalife Ltd., USANA Health Sciences, and Weight Watchers International, Inc.

	12/07	12/08	12/09	12/10	12/11	12/12

Medifast, Inc.	100.00	113.81	630.52	595.46	282.89	544.12
S&P500	100.00	63.00	79.67	91.67	93.61	108.59
Peer Group	100.00	63.24	88.43	122.32	169.14	133.19

Recent Sales of Unregistered Securities

Since 2010, the Company issued 35,514 unregistered, restricted common shares to its non-employee directors as part of their annual director compensation. In addition, upon his appointment as Executive Chairman, the Company granted Michael C. MacDonald 60,000 unregistered, restricted common shares, which vest in three yearly increments commencing on October 31, 2012.

All of the restricted common shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

	2012	2011	2010	2009	2008
(In thousands, except per share data)
Revenue	$356,706	$298,189	$257,552	$169,743	$110,076
Income from Operations	23,262	27,382	31,640	18,497	7,367
Income before Income Taxes	24,458	27,680	31,692	18,424	7,018

EPS - Basic	$1.16	$1.33	$1.39	$0.84	$0.33
EPS - Diluted	1.16	1.31	1.35	0.77	0.30

Total Assets	$130,251	$105,665	$94,059	$62,960	$49,925
Current Portion of long-term debt and capital lease facilities	528	1,426	944	796	3,421
Total long-term debt and capital leases	3,809	4,251	4,855	5,444	4,313

Weighted average shares outstanding
Basic	13,722	13,965	14,082	13,515	13,126
Diluted	13,740	14,198	14,573	14,737	14,329

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. These factors include, but are not necessarily limited to those risks set forth in Item 1A of this Annual Report on Form 10-K. Words such as “projects”, “believe”, “plan”, “anticipate” and “expect” and similar expressions are intended to qualify as forward-looking statements. Medifast, Inc. cautions investors not to place undue reliance on forward-looking statements, which speak only to management's expectations on this date. We undertake no obligation to update any forward-looking statements even if actual results may differ from projections.

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

Revenue Recognition:  Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping. Medifast Weight Control Centers’ program fees are recognized over the estimated service period. The balance of deferred revenue on the balance sheet is $1.8 million as of December 31, 2012, an increase of $0.6 million in comparison to December 31, 2011.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the twelve months ended December 31, 2012 and 2011, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2009.

Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of December 31, 2012 and 2011 were $300,000 and $234,000, respectively.

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

Background:

The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products. The Company’s product lines include meal replacements and vitamins. Our products and services are sold to weight loss program participants primarily via the Internet, telephone, and brick and mortar clinics. Our product sales accounted for 95% of our revenues in 2012 and 94% of our revenues in 2011. Program sales in our Medifast Weight Control Center channel accounted for 3% of revenues in 2012 and 2011. Shipping revenue and other accounted for 2% of revenue in 2012 and 3% in 2011.

At December 31, 2012, Medifast Weight Control Centers were operating in eighty-seven corporate locations in Pennsylvania, New Jersey, Delaware, Texas, Florida, Maryland, North Carolina and Virginia, and thirty-five franchise centers were in operation.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend in the Medifast Direct channel, number of active Health Coaches, and average monthly revenue generated per health coach in the Take Shape for Life channel, and average same store sales improvement for the Medifast Weight Control Center channel.

CONSOLIDATED RESULTS OF OPERATIONS

 2012 COMPARISON WITH 2011

Overview of the Twelve Months Ended December 31, 2012 Compared to Twelve Months Ended December 31, 2011

	Twelve Months Ended December 31,
	2012	2011	$ Change	% Change

Revenue	$356,706,000	$298,189,000	$58,517,000	20%
Cost of sales	88,671,000	73,693,000	14,978,000	20%
Gross Profit	268,035,000	224,496,000	43,539,000	19%

Selling, general, and administrative costs	244,773,000	197,114,000	47,659,000	24%

Income from operations	23,262,000	27,382,000	(4,120,000)	-15%

Other income
Interest income, net	301,000	319,000	(18,000)	-6%
Other expense	895,000	(21,000)	916,000	-4362%
	1,196,000	298,000	898,000	301%

Income before provision for income taxes	24,458,000	27,680,000	(3,222,000)	-12%
Provision for income tax expense	8,582,000	9,139,000	(557,000)	-6%

Net income	$15,876,000	$18,541,000	$(2,665,000)	-14%

% of revenue

Gross Profit	75.1%	75.3%
Selling, general, and administrative costs	68.6%	66.1%
Income from Operations	6.5%	9.2%

Revenue: Revenue increased to $356.7 million in 2012 compared to $298.2 million in 2011, an increase of $58.5 million or 20%. The Take Shape for Life sales channel accounted for 60.6%, the Medifast Direct channel accounted for 23.7%, and Medifast Weight Control Centers and Medifast Wholesale Physicians accounted for 15.8% of total revenue.

In 2012, we continued to see sales growth and improvement in Take Shape for Life, Medifast Direct and Medifast Weight Control Centers, and Medifast Wholesale Physicians. Take Shape for Life revenue increased 16% to $216.1 million compared with $186.2 million in 2011. Growth in revenues for the segment was driven by increased customer product sales as a result of an increase in active Health Coaches and an increase in net pricing resulting from reductions of various discounts programs. The number of active Health Coaches at the end of 2012 increased to 10,200 compared with 9,600 during the period a year ago, an increase of 6%. Active Health Coaches are defined as Health Coaches receiving income from a product sale in the last month of the quarter. The average revenue per Health Coach per month increased to $1,635 in 2012 from $1,555 in 2011. Take Shape for Life introduced monthly incentives in 2012, increasing its monthly revenue per Health Coach. The increase is also attributable to our Trilogy Training website launched July 2011, which offers easier access to training materials. In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of one-on-one communication continues to excel. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active Health Coaches. Becoming a Health Coach is a business opportunity with a low cost of start-up and requires no holding of inventory as orders are shipped to the end consumer. Becoming a health coach allows for supplemental income by supporting customers ordering through Take Shape for Life.

The Medifast Direct Sales division increased 16% to $84.4 million as compared with $73.0 million in 2011, an increase of $11.4 million. Due to an effective and targeted advertising message utilizing extensive analytical analysis and improved call center closing rates, the Company experienced a 3.0-to-1 return on advertising spend during 2012 compared to a 2.8-to-1 return on advertising spend in 2011. The Company spent approximately $27.4 million on direct response advertising in 2012, an increase of 11% from 2011.

Medifast Weight Control Centers and Medifast Wholesale Physicians revenue was $56.2 million for 2012, an increase of 44% compared to 2011. Revenue increased due to the opening of nineteen new centers throughout 2012, a 12% increase in the same store sales for Centers open for greater than one year, and continued success with our franchise centers. The revenue increase was partially offset by the closing of two centers in 2012. The Company is continuing to focus on improved advertising effectiveness, improved closing rates on leads generated through advertising, hiring of more experienced clinic personnel, and reducing the start-up costs of our Centers.

Costs of Sales: Cost of sales increased $15.0 million in 2012 to $88.7 million as compared to $73.7 million in 2011 which is primarily volume driven. As a percentage of sales, gross margin decreased from 75.3% to 75.1% in 2012. The drop in gross margin percentage resulted in a $0.5 million deterioration year over year.

Selling, General and Administrative Costs: Selling, general and administrative expenses increased by $47.7 million compared to 2011. As a percentage of sales, selling, general and administrative expenses increased to 68.6% versus 66.1% in 2011.

Two non-recurring items recorded in 2012 drove $7.0 million of the increase. The Federal Trade Commission (“FTC”) settlement recorded in the second quarter of $3.7 million as well as the recording of a sales tax accrual of $3.3 million recorded in the fourth quarter. The focus of sales tax on internet based remote sellers has gained momentum in many states. Because of this, combined with the desire of the Company to create symmetry among all sales channels, we have re-aligned our position to be more consistent with other major internet sellers and will now be collecting and remitting sales tax in all states that impose sales or use taxes. In order to mitigate the financial impact on any prior year activity, the company is taking advantage of voluntary disclosure agreements with various states. The total amount of sales tax liability in 2012 related to such disclosure agreements is approximately $3.3 million before income tax and $2.0 million after income tax.

Take Shape for Life commission expense, which is variable based upon product sales, increased by approximately $15.5 million as TSFL sales grew 16% compared to 2011. Take Shape for Life Health Coaches are independent contractors that are paid commissions on product sales referred to the Company. Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center. The clients of Health Coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address. Health Coaches are not required to purchase product in order to receive a commission. In addition, Health Coaches do not receive a commission on their personal product orders.

Salaries and benefits increased by approximately $9.7 million in 2012 as compared to 2011. The increase primarily reflects the hiring of regional trainers, district managers, area managers, mobile managers, dietitians, human resource recruiters, operations, and marketing staff to support the general growth throughout the business, the opening of 19 new Medifast Weight Control Centers in 2012, and the continued focus of improving and investing in key executive hires throughout the Company.

Sales and marketing expense increased by $4.2 million in 2012 as compared to prior year, primarily due to a $3 million increase in Medifast Direct advertising as well as increased advertising spend for the Medifast Weight Control Centers. In addition to the FTC settlement and sales tax accrual, office expenses increased by $3.3 million due to higher rent for administrative offices and Medifast Weight Control Centers, information technology consulting fees, insurance, office expenses primarily at the new centers, and higher accounting fees, and other expenses consisting primarily of depreciation and credit card processing fees, increased by $7.7 million.

In March 2012, the Company recorded restructuring charges of $723,000 to facilitate a workforce reduction in the Medifast Weight Control Centers and its Corporate offices. Approximately seventy positions were either eliminated or re-aligned in order to reduce operating costs of the MWCC and Wholesale segment. Several additional positions were also eliminated during the second quarter, increasing the total restructuring charges by $80,000 to $803,000. As of December 31, 2012, the restructuring charges were fully paid. The workforce reduction and staffing re-alignment resulted in approximately $3.0 million in annualized savings.

The rollforward of the restructuring charges is as follows:

Restructuring Charges

	Medifast	MWCC & Wholesales	Total

Accrued restructuring charges as of December 31, 2011	$-	$-	$-

Restructuring charges accrued	$335,000	$388,000	$723,000
Payments during the quarter	-	-	-

Ending balance accrued as of March 31, 2012	$335,000	$388,000	$723,000

Additional restructuring charges accrued	$37,000	$43,000	$80,000
Payments during the quarter	(269,000)	(360,000)	(629,000)

Ending balance accrued as of June 30, 2012	$103,000	$71,000	$174,000

Additional restructuring charges accrued	$-	$-	$-
Payments during the quarter	(63,000)	(71,000)	(134,000)

Ending balance accrued as of September 30, 2012	$40,000	$-	$40,000

Additional restructuring charges accrued	$-	$-	$-
Payments during the quarter	(40,000)	-	(40,000)

Ending balance accrued as of December 31, 2012	$-	$-	$-

Income taxes: In 2012, the Company recorded $8.6 million in income tax expense, an effective rate of 35.1%. In 2011, the Company recorded $9.1 million in income tax expense, an effective rate of 33.0%. Excluding the $3.7 million FTC settlement, the effective tax rate would have been 30.5%. The decrease in the effective tax rate was a result of extensive state income tax restructuring to take advantage of apportionment methodology.  As a manufacturing entity based in Maryland, the Company adopted the single sales factor apportionment method in addition to claiming new state jobs credits and research & development credits. The Company anticipates a tax rate of approximately 34-35% in 2013.

Net income: Net income was approximately $15.9 million in 2012 as compared to approximately $18.5 million in 2011, a decrease of $2.7 million. Income from operations as a percent of sales decreased to 6.5% in 2012 as compared to 9.2% in 2011. The decrease in profitability in 2012 was primarily a result of the settlement charge of $3.7 million with the FTC as well as the $3.3 million charge to accrue for sales tax exposure. Excluding the impact of these items, income from operations for 2012 would have been $30.2 million, or 8.5% of sales.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with generally accepted accounting principles in the United States, referred to as GAAP, the Company has provided certain financial measures that are not in accordance with GAAP. The Company’s non-GAAP financial measures of adjusted net income and adjusted diluted earnings per share exclude the charges the Company incurred in relation to the anticipated non-tax deductible FTC settlement as well as the charge taken to accrue for sales tax exposures. Because both charges are unique events, not directly related to the Company’s normal operations, the Company believes these non-GAAP financial measures may help investors better understand and compare our operating results and trends by eliminating this component.

The reconciliations of these non-GAAP financial measures are as follows:

	Years Ended December 31,
	2012	2011	2010

Income from operations	$23,262,000	$27,382,000	$31,640,000
Adjustments
Sales Tax Expense Accrual	3,256,000	-	-
FTC Settlement Expense	3,700,000	-	-
Adjusted Income from operations	$30,218,000	$27,382,000	$31,640,000

	Years Ended December 31,
	2012	2011	2010

Net income	$15,876,000	$18,541,000	$19,611,000
Adjustments
Sales Tax Expense Accrual	2,026,000	-	-
FTC Settlement Expense	3,700,000	-	-
Adjusted net income	$21,602,000	$18,541,000	$19,611,000

Diluted earnings per share	$1.16	$1.31	$1.35
Impact for adjustments	0.41	-	-
Adjusted diluted earnings per share	$1.57	$1.31	$1.35

The weighted-average diluted shares outstanding used in the calculation of theses non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Weighted average shares outstanding -
Basic	13,721,997	13,965,018	14,082,213
Diluted	13,739,824	14,198,495	14,572,921

Excluding the impact of the $3.7 million expense for the FTC settlement and the $3.3 million sales tax charge recognized during 2012, income from operations for the year ended December 31, 2012, increased $2.8 million to $30.2 million from $27.4 million for the year ended December 31, 2011. Adjusted net income for the year ended December 31, 2012 increased to $21.6 million from $18.5 million for the year ended December 31, 2011. The costs associated with the FTC settlement are non-deductible for tax purposes and resulted in an increased effective tax rate for the year ended December 31, 2012. Adjusted diluted earnings per share for the year ended December 31, 2012 increased to $1.57 as compared to diluted earnings per share of $1.31 for same period in 2011.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment for the years ended December 31,
	2012		2011		2010
Segments	Sales	% of Total	Sales	% of Total	Sales	% of Total

Medifast	$300,511,000	84%	$259,191,000	87%	$229,879,000	89%
MWCC and Wholesale	56,195,000	16%	38,998,000	13%	27,673,000	11%
Total Sales	$356,706,000	100%	$298,189,000	100%	$257,552,000	100%

2012 vs. 2011

Medifast Segment: The Medifast segment consists of the sales from Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business, this is discussed in the “Consolidated Results of Operations” management discussion for 2012 vs. 2011.

The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians and international sales. Sales increased by $17.2 million, or 44% year-over-year due to the opening of nineteen new corporate-owned and five new franchise centers during 2012. The sales increase is also attributable to a 12% increase in the same store sales for Centers open for greater than one year, increased maturity of centers opened in 2011, increased sales to the Company’s franchise centers, and was partially offset by the closure of two corporate-owned centers in 2012.

2011 vs. 2010

Medifast Segment: The Medifast segment consists of the sales from Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business, this is discussed in the “Consolidated Results of Operations” management discussion for 2011 vs. 2010.

The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians. Sales increased by $11.3 million, or 41% year-over-year due to the opening of thirty-one new corporate-owned centers during 2011. A 13% increase in the same store sales for Centers open for greater than one year and increased sales to the Company’s franchise centers, also contributed to the sales increase. Improved advertising effectiveness, the launching of a new operating system to enhance the customer experience and store operations, and the hiring of more experienced clinic personnel contributed to sales growth in the period. At the end of 2011, there were seventy corporate-owned centers as compared to thirty-nine centers at the end of 2010. The Company had thirty franchise centers in operation as of December 31, 2011 as compared to twenty-one franchise centers at the end of the prior year.

	Income Before Income Taxes by Segment for the years ended December 31,
	2012		2011		2010
Segments	Profit	% of Total	Profit	% of Total	Profit	% of Total

Medifast	$32,690,000	133%	$36,210,000	131%	$30,773,000	97%
MWCC and Wholesale	(576,000)	-2%	(2,738,000)	-10%	6,762,000	21%
All Other	(7,656,000)	-31%	(5,792,000)	-21%	(5,843,000)	-18%
Income before income taxes	$24,458,000	100%	$27,680,000	100%	$31,692,000	100%

See Note 13, “Business Segments” of the financial statements for a detailed breakout of cost of sales, selling, general, and administrative expense, depreciation and amortization, and interest (net) and other.

2012 vs. 2011

Medifast Segment: The Medifast reporting segment consists of the profits of Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2012 vs. 2011 above.

MWCC and Wholesale Segment: This segment increased net profitability in 2012 as compared to 2011 by $2.2 million. The increase was the result of savings from the staffing re-alignment completed in the first quarter of 2012, increased customer sales, and reduced advertising spend as a percentage of sales for each corporate center.

All Other Segment: The All other segment consists of corporate expenses related to the parent Company operations. Year-over-year parent company expenses increased $1.9 million. This includes the $3.7 million FTC settlement recognized in the second quarter. Excluding that expense, parent company expenses decreased $1.8 million year-over-year, attributable to a decrease of $0.5 million in consulting and legal expenses, a decrease of $0.3 million in stock compensation expense, and a one-time $0.8 million gain in other income associated with a key man insurance proceed for the Company’s former Executive Chairman of the Board of Directors during the second quarter. Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.

2011 vs. 2010

Medifast Segment: The Medifast reporting segment consists of the profits of Medifast Direct Marketing and Take Shape for Life. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2011 vs. 2010 below.

MWCC and Wholesale Segment: This segment decreased net profitability in 2011 as compared to 2010 by $9.5 million. The decrease in net profitability is primarily due to the hiring of expertise in key areas to build the internal infrastructure to open new Medifast Weight Control Centers in 2011 and beyond. Hires included regional trainers, district managers, area managers, mobile managers, Dietitians, HR recruiters, operations support, and marketing. In addition, thirty-one new corporate centers were opened in 2011. Start-up costs such as rent, other office expenses and new employee hires contributed to the decreased profitability of the Centers.

The Company is continuing to focus on improved advertising effectiveness in both mature and new MWCC markets and enhancing the customer experience through additional offerings such as metabolic testing the support of a dietitian, and medical review of labs to show members the impact of weight loss on their overall health.

All Other Segment: The All other segment consists of corporate expenses related to the parent Company operations. Year-over-year parent company profitability decreased by $51,000. Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.

Contractual Obligations and Commercial Commitments

The Company has the following contractual obligations as of December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total

Total Debt (a)	$225,000	$225,000	$225,000	$225,000	$225,000	$2,213,000	$3,338,000
Operating Leases (b)	4,570,000	4,508,000	4,265,000	3,409,000	1,650,000	530,000	18,932,000
Capital Leases (c)	338,000	248,000	248,000	248,000	-	-	1,082,000
Unconditional Purchase Obligations (d)	95,000	458,000	368,000	-	166,000	-	1,087,000

Total contractual obligations	$5,228,000	$5,439,000	$5,106,000	$3,882,000	$2,041,000	$2,743,000	$24,439,000

(a)	Future payments on long-term debt include our obligations for variable and fixed rate loans detailed in Note 12 of the financial statements.
(b)	The company has operating leases in place for corporate-owned Medifast Weight Control Centers, leased corporate offices, our Texas distribution center, and our new raw materials warehouse as detailed in Note 8 of the financial statements.
(c)	We lease large commercial printers for our printing operations that are accounted for as capital leases, these obligations are detailed in Note 8 of the financial statements.
(d)	We enter into long-term contracts with hotel vendors to secure lower rates for our annual Take Shape for Life conventions. The balances depicted above represent our estimated cost we would incur should we cancel the event. In addition to the hotel contracts, we also have a two year purchase agreement with a messaging and promotion vendor that expires in 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company had stockholders’ equity of $90.8 million and working capital of $59.8 million on December 31, 2012 compared with $73.4 million and $43.7 million at December 31, 2011, respectively. The $17.4 million net increase in stockholder’s equity reflects $15.9 million in 2012 profits as well as equity transactions as outlined in the “Consolidated Statement of Changes in Stockholders’ Equity and accumulated other comprehensive income (loss),” offset by the purchase of $2.8 million treasury stock. The Company’s cash and cash equivalents position increased from $14.3 million at December 31, 2011 to $39.9 million at December 31, 2012.

In the year ended December 31, 2012 the Company generated cash flow of $40.3 million from operations, partially attributable to $15.9 million in net operating income. Sources of cash include an increase in payables and accrued expenses of $9.4 million, a decrease in other assets of $0.2 million and an increase of income taxes payable of $4.6 million, depreciation and amortization of $11.2 million, share-based compensation of $2.9 million, and a loss on disposal of fixed assets of $0.1 million. The increase in payables and accrued expenses includes the $3.3 million sales tax accrual. This was offset by a total use of $3.9 million which includes an increase in prepaid expenses and other current assets of $1.0 million, an increase in accounts receivable of $0.7 million, a deferred income tax benefit of $1.3 million, and an increase in inventory of $0.8 million.

In the year ended December 31, 2012, net cash used in investing activities was $11.7 million, which was primarily due to $11.4 million for the purchase of property and equipment. The increase in property and equipment relates to the addition of infrastructure in 2012 to support growth. This included the opening of nineteen new Medifast Weight Control Center locations, infrastructure to support our computer systems and additions to corporate offices, manufacturing, and distribution facilities to support future growth.

In the year ended December 31, 2012, financing activities used $2.9 million in cash. Cash was used to purchase $2.8 million of treasury stock in the open market and to repay $1.4 million in outstanding debt. The Company realized a cash benefit for excess tax benefits from share-based compensation in the amount of $1.3 million.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities.

The Company evaluates acquisitions from time to time as presented, but there are no current plans or discussions for acquisitions.

As of December 31, 2012, except for operating leases entered into in the normal course of business, the Company was not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

CONSOLIDATED RESULTS OF OPERATIONS

2011 COMPARISON WITH 2010

Overview of the Twelve Months Ended December 31, 2011 Compared to Twelve Months Ended December 31, 2010

	Twelve Months Ended December 31,
	2011	2010	$ Change	% Change

Revenue	$298,189,000	$257,552,000	$40,637,000	16%
Cost of sales	73,693,000	65,083,000	8,610,000	13%
Gross Profit	224,496,000	192,469,000	32,027,000	17%

Selling, general, and administrative costs	197,114,000	160,829,000	36,285,000	23%

Income from operations	27,382,000	31,640,000	(4,258,000)	-13%

Other income
Interest income, net	319,000	274,000	45,000	16%
Other expense	(21,000)	(222,000)	201,000	-91%
	298,000	52,000	246,000	473%

Income before provision for income taxes	27,680,000	31,692,000	(4,012,000)	-13%
Provision for income tax expense	9,139,000	12,081,000	(2,942,000)	-24%

Net income	$18,541,000	$19,611,000	$(1,070,000)	-5%

% of revenue

Gross Profit	75.3%	74.7%
Selling, general, and administrative costs	66.1%	62.4%
Income from Operations	9.2%	12.3%

Revenue: Revenue increased to $298.2 million in 2011 compared to $257.6 million in 2010, an increase of $40.6 million or 16%. The Take Shape for Life sales channel accounted for 62.4%, the Medifast Direct channel accounted for 24.5%, and Medifast Weight Control Centers and Medifast Wholesale Physicians accounted for 13.1% of total revenue. Take Shape for Life sales, which are fueled by increased customer product sales as a result of an increase in active Health Coaches, increased by 12% compared to 2010. As compared to 2010, the Medifast Direct Response sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 14% year-over-year. The Medifast Weight Control Centers and Medifast Wholesale Physicians increased sales by 41% due to the opening of new corporate and franchise locations and year- over- year improvement in same store sales.

Take Shape for Life revenue increased 12% to $186.2 million compared with $165.6 million in 2010. Growth in revenues for the distribution channel was driven by increased customer product sales as a result of an increase in active Health Coaches. The number of active Health Coaches at the end of 2011 increased to approximately 9,600 compared with 9,000 during 2010, an increase of 7%. In today’s environment where trust and personal recommendations are becoming a more important component in consumer purchasing decisions, the Take Shape for Life model of one-on-one communication continues to excel. Take Shape for Life customers who have utilized the Medifast products and programs and successfully have addressed their body weight and health issues are increasingly choosing to become active Health Coaches. Becoming a Health Coach is a business opportunity with a low cost of start-up and requires no holding of inventory as orders are shipped to the end consumer.

The Medifast Direct Response Sales division sales increased 14% to $73.0 million as compared with $64.2 million in 2010, an increase of $8.8 million. Due to a more effective advertising message, more targeted advertising through extensive analytical analysis, and improved call center closing rates, the Company experienced a 2.8-to-1 return on advertising spend during 2011 and 2010.

The Medifast Weight Control Centers and Medifast Wholesale Physicians channel represented approximately 13.1% of the Company’s overall revenues in 2011. At December 31, 2011, Medifast Weight Control Centers were operating in seventy corporate locations in Austin, Dallas, Houston, San Antonio, Orlando, Baltimore, Philadelphia, Northern Virginia, and South Florida, and thirty franchise centers were in operation. In 2011, the Company experienced revenue growth of 41% to $39 million as compared to $27.7 million in 2010, an increase of $11.3 million. In 2011, same store sales increased by 13% for corporate-owned Centers open greater than one year.

Costs of Sales: Cost of sales increased $8.6 million in 2011 to $73.7 million as compared to $65.1 million in 2010. As a percentage of sales, gross margin increased to 75.3% from 74.7% in 2010. The improvement in gross margin percentage resulted in a $1.7 million improvement in gross margin leverage based on 2011 sales volume of $298.2 million. The gross margin improvement was primarily the result of leveraging fixed overhead costs in our manufacturing facility. A modest mid-year price increase in 2011 offset increased raw material, fuel and other transportation charges.

Selling, General and Administrative Costs: Selling, general and administrative expenses increased by $36.3 million compared to 2010. As a percentage of sales, selling, general and administrative expenses increased to 66.1% versus 62.4% in 2010. Take Shape for Life commission expense, which is variable based upon product sales, increased by approximately $9.0 million as Take Shape for Life sales grew 12% as compared to 2010. Take Shape for Life Health Coaches are independent contractors that are paid commissions on product sales referred to the Company. Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center. The clients of Health Coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address. Health Coaches are not required to purchase product in order to receive a commission. In addition, Health Coaches do not receive a commission on their personal product orders.

Salaries and benefits increased by approximately $11.5 million in 2011 as compared to 2010. The increase primarily reflects the hiring of regional trainers, district managers, area managers, mobile managers, dietitians, human resource recruiters, operations, and marketing staff to support the opening of 31 new Medifast Weight Control Centers in 2011. There were seventy corporate-owned centers and thirty franchise centers in operation as of December 31, 2011. In late 2010 and throughout 2011, the Company has invested in key executive hires in the areas of Information Technology, Human Resources, Finance and Marketing in order to support growth. The opening of the Company’s new Dallas, Texas distribution center in July of 2010 also led to the hiring of additional personnel in both distribution and the call center. Sales and marketing expense increased by $5.7 million in 2011 as compared to prior year, primarily due to the $3.0 million increase in Medifast Direct advertising as well as increased advertising spend for the Medifast Weight Control Centers. Communication expenses increased $.5 million. Office expenses increased $6.4 million due to higher rent for administrative offices and Medifast Weight Control Centers, information technology consulting fees, insurance, office expenses primarily at the new centers, and higher accounting fees. Other expenses consisting primarily of depreciation and credit card processing fees, increased by $2.6 million.

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

Net income: Net income was approximately $18.5 million in 2011 as compared to approximately $19.6 million in 2010, a decrease of $1.1 million. Pre-tax profit as a percent of sales decreased to 9.3% in 2011 as compared to 12.3% in 2010. The decrease in profitability in 2011 was primarily a result of the expansion of the corporate Medifast Weight Control Centers. The MWCC and Wholesale segment income before income taxes decreased from a gain of $6.8 million in 2010 to a loss of $2.7 million in 2011, a decrease of $9.5 million. The decrease in net profitability is primarily due to the hiring of expertise in key areas to build the internal infrastructure to open new Medifast Weight Control Centers in 2011 and beyond. Hires included regional trainers, district managers, area managers, mobile managers, dietitians, human resource recruiters, operations support, and marketing. In addition, thirty-one new corporate centers were opened in 2011 which also resulted in decreased profitability attributable to the startup costs as the stores were in the start-up phase during 2011. The decrease in earnings as a result of the MWCC corporate clinic expansion was partially offset by improved profit in the “Medifast” segment as a result of its $29.3 million increase in sales.

INFLATION

To date, inflation has not had a material effect on the Company's business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. Since nearly all of our debt is variable rate based, any changes in market interest rates will cause an equal change in our net interest expense. At December 31, 2012, there were $3.3 million of variable interest loans outstanding which is subject to interest rate risk. Interest rates on our variable rate loans were 1.51% for the year ended December 31, 2012. Each 100 basis point increase in the bank’s LIBOR rates relative to these borrowings would impact interest expense by $33,000 over a 12-month period.

ITEM 8. FINANCIAL STATEMENTS

The information required by this item is set forth on pages 57 to 74 hereto and incorporated by reference herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURES

There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ending December 31, 2012.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective as of December 31, 2012.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, was audited by McGladrey LLP, our independent registered public accounting firm, as stated in their report appearing below.

Changes in our Internal Control

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Medifast, Inc.

We have audited Medifast, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Medifast, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2012 of the Company and our report dated March 15, 2013 expressed an unqualified opinion.

/s/ McGladrey LLP

Baltimore, Maryland

March 15, 2013

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

Name	Age	Position
Michael C. MacDonald	59	Chairman of the Board of Directors and Chief Executive Officer
Margaret Sheetz	35	Chief Operating Officer, President and Director
Timothy G. Robinson, CPA	50	Chief Financial Officer
Donald Gould	55	Executive Vice President, Information Technology
Harvey C. “Barney” Barnum, Jr.	72	Director
Barry B. Bondroff, CPA	64	Director
Charles P. Connolly	64	Director
Jason L. Groves	42	Executive Vice President, General Counsel and Director
George J. Lavin, Jr., Esq.	84	Director
Sr. Catherine T. Maguire RSM	62	Director
John P. McDaniel	70	Director
Jeannette M. Mills	46	Director
Jerry D. Reece	72	Director
Donald F. Reilly, OSA	65	Director

Michael C. MacDonald, age 59, Mr. MacDonald joined Medifast’s Executive Committee of the Board of Directors in 1998, was appointed Executive Chairman in November 2011, and was promoted to Chairman & Chief Executive Officer in February 2012. Prior to this role, Mr. MacDonald was Executive Vice President of OfficeMax, overseeing the Contract Division – a $3.6 billion division of the OfficeMax Company. Mr. MacDonald has spent an additional 33 years in sales, marketing, and general management at Xerox Corporation. Among his most significant roles was leading the turnaround in North America from the years 2000 to 2004 as President of the North American Solutions Group, a $6.5 billion division of Xerox. In addition, Mr. MacDonald was President of Global Accounts and Marketing from 2004 to 2007, where he led the re-branding of the Xerox Corporation. Mr. MacDonald also has international experience in marketing, sales, and operations with both Xerox and OfficeMax.

Mr. MacDonald received his Bachelor of Arts, Political Science at Rutgers University, earned 44 MBA Credits at Iona College, and attended premier executive education courses in leadership and management at Harvard and Columbia Universities.

In addition to serving as Chairman and Chief Executive Officer of Medifast, Inc., Mr. MacDonald also serves on the Jimmy V Foundation and the Archdiocese of Baltimore Catholic Community Foundation. Mr. MacDonald is the uncle of Margaret Sheetz.

Margaret Sheetz, age 35, is the President and Chief Operating Officer of Medifast, Inc. In March 2011, Ms. Sheetz also became the Chief Executive Officer of Take Shape for Life. Prior to joining the Company in 2000, she worked with the firm of Carrington, Coleman, Sloman and Blumenthal in Dallas, Texas. As Medifast continues to see strong year-over-year growth, Ms. Sheetz has provided the operational and technical leadership that has resulted in Medifast providing the proper infrastructure to support the growth of the company. Her accomplishments include making dramatic productivity improvement in the Company’s operational capabilities, as well as building a strong infrastructure of distribution, manufacturing, information systems and human resource operations necessary to support rapid business growth. Ms. Sheetz was first selected as a Management Director in 2008 after she had assumed the positions of President and Chief Operating Officer of Medifast, Inc. Her leadership and oversight skills are greatly admired, and she is recognized in the Company as a detail-orientated executive who builds high-performance teams. The Board considers her the source person to get information pertinent to the oversight of Medifast’s operations. Ms. Sheetz is the niece of Michael C. MacDonald.

Ms. Sheetz supports the efforts of the American Diabetes Association, the American Heart Association, and Toys for Tots Foundation. She sits on the Board of Directors for Stevenson University, the Greater Baltimore Committee, Siloam, and is also a member of the Villanova President’s Leadership Circle. In addition, she is the managing trustee of the MacDonald Family Foundation and the Take Shape for Life Foundation which focuses on grants to support educational programs for disadvantaged students. She holds a Bachelor of Arts degree from Villanova University and received an Executive MBA from Loyola University.

Timothy G. Robinson, CPA, age 50, is the Company’s Chief Financial Officer. Mr. Robinson was appointed as the Company’s Chief Financial Officer on February 1, 2013. Prior to joining the Company, Mr. Robinson was Vice President, Business Operations for Canon Business Solutions, Inc. from 2008 – 2013, where he served as a key member of the executive team for this national office products subsidiary of Canon U.S.A. From 1995 to 2008, Mr. Robinson was Vice President, Finance & Administration for Canon Business Solutions-East, Inc. Mr. Robinson was Controller of Dupli-Fax, Inc. from 1989 to 1995 and was a Senior Emerging Business Consultant for Deloitte & Touche from 1985 to 1989. Mr. Robinson received his Bachelor of Science degree in accounting from Villanova University.

Donald Gould, age 55, is the Company’s Executive Vice President for Information Technology. Mr. Gould joined the Company in January 2011. Prior to joining the Company, Mr. Gould worked in information technology at Godiva Chocolatier, Inc. and Campbell Soup Company. Mr. Gould has 30 years of information technology experience with the majority being in the consumer products industry. Mr. Gould has managed a variety projects both in the U.S. and internationally, mostly focusing on supply chain and retail operations. Mr. Gould holds a Bachelor of Science degree from Slippery Rock University and a Master of Business Administration degree from Saint Joseph’s University.

Directors

Harvey C. “Barney” Barnum, Jr., age 72, was sworn in as the Deputy Assistant Secretary of the Navy for Reserve Affairs on July 23, 2001. In this capacity he was responsible for all matters regarding the Navy and Marine Corps Reserve including manpower, equipment, policy and budgeting. On January 20, 2009, Barnum was designated Acting Assistant Secretary of the Navy (Manpower and Reserve Affairs), a position he held until May 2009. Mr. Barnum was the fourth Marine to be awarded the nation’s highest honor, the Medal of Honor for valor in Vietnam. He retired from the Marine Corps as a Colonel in August 1989 after 27 and one-half years of service. Mr. Barnum served multiple tours as an artilleryman with both the 3rd and 2nd Marine Divisions to include two tours in Vietnam; 2nd Marine Aircraft Wing; guard officer at Marine Barracks, Pearl Harbor, and operations officer, Hawaiian Armed Forces Police; weapons instructor at the Officer Basic School; four years at Marine Corps Recruit Depot, Parris Island, as commanding officer, Headquarters Company and the 2nd Recruit Training Battalion of the Training Regiment; Chief of Current Operations, US Central Command where he planned and executed the first U.S./Jordanian joint exercise staff as the commander of U.S. Forces and twice planned and executed Operation Bright Star spread over four southwest Asian countries involving 26,000 personnel. Headquarters Marine Corps tours included: aide to the assistant commandant as a captain and deputy director of Public Affairs, Director Special Projects Directorate and Military Secretary to the Commandant as a colonel. Upon retirement in 1989, Mr. Barnum served as the principal director, Drug Enforcement Policy, Office of the Secretary of Defense. Mr. Barnum’s personal medals and decorations include: the Medal of Honor; Defense Superior Service Medal; Legion of Merit; the Bronze Star Medal with Combat “V” and gold star in lieu of a second award; Purple Heart; Meritorious Service Medal; Navy Commendation Medal; Navy Achievement Medal with Combat “V”; Combat Action Ribbon; Presidential Unit Citation; Army Presidential Unit Citation; Joint Meritorious Unit Award; Navy Unit Citation; two awards of the Meritorious Unit Citation; the Vietnamese Cross of Gallantry (silver) and the Department of the Navy Distinguished Public Service Award. Mr. Barnum has attended The Basic School, U.S. Army Field Artillery School, Amphibious Warfare School, U.S. Army Command and General Staff College and the U.S. Naval War College. He is the past president of the Congressional Medal of Honor Society, Connecticut Man of the Year ’67, presented Honorary LegumDoctorem St Anselm College; Rotary Paul Harris Fellow; Abe Pollin Leadership Award ’03, Marine Corps League “Iron Mike” Award, Order of the Carabao Distinguished Service Award, and Ted Williams Leadership Award.

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

Barry B. Bondroff, CPA, age 64, is an officer and director with Gorfine, Schiller & Gardyn, PA, a full-service certified public accounting firm offering a wide range of accounting and consulting services. Previously, he was a Senior Managing Director with SMART, a diverse team of business advisory professionals. Mr. Bondroff brings over 42 years of experience providing companies of all sizes and industries with practical and cost-effective accounting, assurance, tax, business, technology and financial advisory services. Prior to managing SMART, Mr. Bondroff was the Managing Director for Grabush, Newman & Co., P.A., which combined with SMART in May 2003. Mr. Bondroff began his career with Grabush Newman in 1970, and in 1976 became Officer and was promoted to Managing Director in 1982. He earned his Bachelor of Science degree in Accounting from the University of Baltimore. Additionally, Mr. Bondroff serves on the Board of Directors for First Mariner Bank of Maryland, a NASDAQ listed company. He is active with First Mariner serving on the Executive Committee, Loan Committee, Audit Committee and as Chairman of the Compensation Committee. In addition to his professional affiliations, Mr. Bondroff served on the Executive Committee for Israel Bonds and was a Director of Cycle Across Maryland. He has served on the National Jewish Medical and Research Center, the Jewish Center for Business Development and has assisted the Baltimore Symphony Orchestra in its fundraising efforts. In addition, Mr. Bondroff was a past President and Treasurer of the Edward A. Meyerberg Northwest Senior Center, and also served as a Member of the Board of Directors for the Levindale Hebrew Geriatric Center and Hospital. He was Treasurer for Special Olympics of Maryland, his term ending in 2012. He is currently a Trustee for Stevenson University in Maryland, and is a member of the Audit Committee of the Associated.

Barry B. Bondroff was first selected as a director in 2008 because of his more than 36 years experience as a CPA, and with corporate governance including serving on the board of another public company. He utilizes that experience as a financial expert and his elected position of Vice Chairman of the Board. His service on the Audit Committee and his availability as a local director in Baltimore provide for local oversight and practical consulting in the area of financial management, risk assessment and Sarbanes-Oxley regulations. He also provides an extensive rolodex that assists Medifast’s management team to find the best talent in the market to assist in our growth and development.

Charles P. Connolly, age 64, is currently an independent director focusing on bank relationships, debt refinancing, merger and acquisition strategy and executive compensation design. Mr. Connolly spent 29 years at First Union Corp. that merged with Wachovia Bank in 2001. He retired in 2001 as the President and Chief Executive Officer of First Union Corp. of Pennsylvania and Delaware. Mr. Connolly serves on the Boards of numerous profit and non-profit organizations. He holds an MBA from the University of Chicago and AB from Villanova University.

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

Jason L. Groves, Esq., age 42, is the Company’s Executive Vice President and General Counsel. Prior to joining Medifast in November 2011, Mr. Groves served as Assistant Vice President of Government Affairs for Verizon Maryland, since 2003. Mr. Groves is also an Army veteran. He was a direct commissioned Judge Advocate in the United States Army Judge Advocate General’s Corp (“JAG”). As a JAG Officer, he practiced law and had the distinction of prosecuting criminal cases in the District Court of Maryland as a Special Assistant United States Attorney. Over the course of three years, he received two Army Achievement Medals, and one Army Commendation Medal. Mr. Groves received his Bachelor of Science degree, cum laude, in Business with a concentration in Hospitality Management, from Bethune-Cookman University. He also obtained his law degree from North Carolina Central University School of Law and is a member of the New Jersey and District of Columbia bars as well as several bar associations. Additionally, he sits on several non-profit boards including Anne Arundel Medical Center and the Maryland Hospital Association.

Jason L. Groves, Esq. was first selected as a director in 2009 based on his military, business and legal background. In addition he has extensive experience with government relations and knowledge of the healthcare and communications technology fields. He was a Federal prosecutor thus providing keen insight on the regulatory and legal issues the Company faces in today’s business climate. His service on the Audit Committee has provided timely oversight for all projects he has undertaken.

George J. Lavin, Jr., Esq., age 84, was the senior founding partner of the law firm Lavin, O’Neil, Ricci, Ceprone & Disipio. Mr. Lavin is a 1951 graduate of Bucknell University. He attended the University of Pennsylvania School of Law, receiving an L.L.B. in 1956, and then served as a Special Agent, Federal Bureau of Investigation, United States Department of Justice, until 1959. Mr. Lavin has extensive national experience in products liability defense. He has had regional responsibilities in several automotive specialty areas, and was called upon to try matters throughout the county on behalf of his clients. Mr. Lavin's practice emphasized his commitment to defending the automotive industry. Mr. Lavin is admitted to practice before the Supreme Court of Pennsylvania, the United States Court of Appeals for the Third Circuit and the United States District Courts for the Eastern and Middle Districts of Pennsylvania. He is a member of the Faculty Advisory Board of the Academy of Advocacy, the Association of Defense Counsel, The Defense Research Institute, The American Board of Trial Advocates, and the Temple University Law School faculty. He has also been elected a fellow of the American College of Trial Lawyers. On March 1, 1994, Mr. Lavin assumed the title of Counsel to his name sake firm. Mr. Lavin has served as the General Counsel to the Augustinian order of Villanova, PA.

George J. Lavin, Esq. was first selected as a director in 2005 for his prestigious demonstrated legal experience on behalf of major international businesses, management experience in his law firm and his extensive service with the FBI. His current selection as Director values his experiential oversight on legal matters as well as his service on the Audit Committee and mentoring talents.

Sr. Catherine T. Maguire RSM, age 62, a Sister of Mercy, has served as Executive Director at SILOAM, a Body, Mind, Spirit wellness center for the HIV/AIDS community, from 2011 to present. Prior to this Sr. Maguire worked in AIDS Ministry within the prison system in Washington, DC. and has served as a vocation director for her religious community for 8 years. She received a BS degree in Education/English in 1972, a MS degree in Library Science in 1974 both from Villanova University, and a MA degree in Theology with an emphasis in Pastoral Ministry & Spirituality in 1995 from St. Michael’s College in Vermont. She served on the board of the National Religious Vocation Conference from 1990 to 1992.

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

John P. McDaniel, age 70, is a seasoned healthcare executive with more than 36 years of experience as a chief executive officer, most recently at MedStar Health in Columbia, Maryland, one of the largest and most comprehensive healthcare delivery systems in the mid-Atlantic region with annual revenues exceeding $4 billion, encompassing 25,000 employees 5,000 physicians and nine leading hospitals and other health related businesses. Mr. McDaniel has a degree in Business Administration from Wittenberg University, an MHA in Health Management and Policy from the University of Michigan, and an Honorary Doctorate of Humane Letters from Wittenberg University. He is presently Chair and Partner in The Hickory Ridge Group, an advisory, development and investment company that focuses on emerging healthcare and technology related entities. He is also a past member of the board of the Greater Baltimore Committee, a member of the Executive Committee of the Greater Washington Board of Trade, Wittenberg University and is Chair of the Washington Real Estate Trust, a NYSE listed company.

John P. McDaniel was first elected a director in 2009 for his extensive executive and entrepreneurial experience as well as his service on other public boards. His extensive management and board knowledge concerning the health care industry and health care policy will provide seasoned oversight on behalf of shareholders. Because of his board related experience and leadership experience as a longstanding member of the Maryland Racing Commission, past Director of First Mariner Bank and former Chief Executive Officer of Medstar Health Systems, he is serving on the Executive and Audit Committees in order to bring his business acumen and organizational knowledge to the Company.

Jeannette M. Mills, age 46, is currently serving as Senior Vice President with the Baltimore Gas and Electric Company, an Exelon Company. A Baltimore, MD native, Ms. Mills earned her Bachelor of Science in Electrical Engineering from Virginia Polytechnic Institute & State University (Virginia Tech). In 2006, Ms. Mills earned her Masters of Business Administration from Loyola College. Ms. Mills also works in the community, serving on the board of directors for Greater Baltimore Committee Leadership, the Leadership (a program of the Greater Baltimore Committee), the Baltimore Polytechnic Institute Foundation, Inc., the Esophageal Cancer Action Network, and the Center Club.

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

Jerry D. Reece, age 72, is Chief Executive Officer of Reece & Nichols, a Berkshire Hathaway Affiliate. The company is involved in residential and commercial real estate brokerage, mortgage origination, title insurance and insurance. He has been the chief executive officer since 2011. The real estate arm of the company is the largest real estate brokerage in Greater Kansas City. With over 40 years experience in real estate, Mr. Reece formed J.D. Reece Realtors in early 1987. He sold the company in 2001 to Homeservices of America, Inc. After graduating from the University of Oregon in 1963 with a B.S. in Finance, Jerry Reece joined the United States Marine Corps and served in Hawaii and Vietnam as a first lieutenant. Following active duty, he continued his service in the Marine Corps Reserve. His various assignments included the command of a rifle battalion and service as a member of the Secretary of the Navy's Marine Corps Reserve Policy Board at the Pentagon. Retired with the rank of Colonel, he is a past member of the board of directors of the Marine Toys for Tots Foundation. His personal decorations include the Legion of Merit, the Navy Commendation Medal with Combat "V" and the Combat Action Ribbon. Mr. Reece was an Advisory Board Member of Commerce Bank, K.C., from 2003 to 2011.

Jerry D. Reece was first selected as a director in 2009 for his executive, entrepreneurial and broad real estate expertise. Additional specific skills include experience in sales and marketing, finance, compensation, and recruiting. He is a leader in his community in Kansas City and has served on many for profit and nonprofit boards.

Donald F. Reilly, OSA, age 65, holds a Doctorate in Ministry (Counseling) from New York Theological and an M.A. from Washington Theological Union as well as a B.A. from Villanova University. Reverend Don Reilly was ordained a priest in 1974. His assignments included Associate Pastor, Pastor at St. Denis, Havertown, Pennsylvania, Staff at Villanova University, Personnel Director of the Augustinian Province of St. Thomas of Villanova, Provincial Counselor, Co-Founder of SILOAM Ministries where he ministers and counsels HIV/AIDS patients and caregivers. He is currently on the board of directors of Villanova University. He also serves on the board of trustees of Merrimack College, MA, St. Augustine Prep, NJ, and Malvern Prep, PA. Fr. Reilly was Prior Provincial of the Augustinian Order at Villanova, PA from 2002 to 2010. He oversaw more than 220 Augustinian Friars and their service to the Church, teaching at universities and high schools, ministering to parishes, serving as chaplain in the Armed Forces and hospitals, ministering to AIDS victims, and serving missions in Japan, Peru, and South Africa. Fr. Reilly is currently the President of St. Augustine Preparatory School in Richland, New Jersey.

Very Rev. Donald F. Reilly, OSA was first selected as a director in 1998 for his strong background in personnel and executive management with the Augustinian Community which serves the Catholic Church at Villanova University, Merrimack College, high schools, parishes and missions in Japan, South Africa and Peru. His current selection as director utilizes his extensive knowledge of the Company serving as a Director and participating in the restructuring of the company in 1999. He was also instrumental in developing the current business model in consultation with the Business School at Villanova University. As Chairman of the Nominations committee and nationally known academic holding a Ph.D, he has been an invaluable asset providing guidance to the company and creating shareholder value. He also is the primary person on the Nomination Committee to identify and evaluate potential Director Candidates for character necessary to perform high performance, risk assessment and be transparent which are desirable characteristics for all potential directors. This will ensure continuity in respect to the company’s corporate governance practices and philosophy.

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

Director Independence

As of March 15, 2013, the Board consists of 12 members. During the first fiscal year ended December 31, 2012, there were 9 non-management directors. Determination as to the qualifications of an independent directors are determined under section 303A.02 of the New York Stock Exchange, or the NYSE, Listed Company Manual and the Company’s Categorical Standards of Independence. The NYSE’s independence guidelines and the Company’s categorical standards include a series of objective tests, such as the director is not an employee of the Company and has not engaged in various types of business dealings involving the Company, which would prevent a director from being independent. The Board of Directors has affirmatively determined that none of the Company’s independent directors had any relationships with the Company.

The Board, in applying the above referenced standards, has affirmatively determined the Company’s current independent directors are: Harvey C. Barnum, Jr., Barry B. Bondroff, Charles P. Connolly, George J. Lavin, Jr. Esq., Catherine T. Maguire, John P. McDaniel, Jeannette M. Mills, Jerry D. Reece, and Donald F. Reilly.

Board Meetings

For the fiscal year ended December 31, 2012 (“Fiscal 2011”), the Board of Directors held seven meetings. All Board members attended at least 75% of the aggregate number of Board meetings and applicable committee meetings held while such individuals were serving on the Board of Directors, or such committees. Under the Company’s Principles of Corporate Governance, which is available on the Company’s website www.choosemedifast.com, by following the link through “Investor Relations” to “Corporate Governance,” each director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including attending meetings of the shareholders of the Company, the Board of Directors and committees of which he or she is a member. Four directors attended the 2012 annual shareholder meeting.

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

The principal duties of the audit committee are as follows:

•	have the sole authority and responsibility to hire, evaluate and, where appropriate, replace the independent auditors;

•	meet and review with management and the independent auditors the interim financial statements and the Company’s disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations prior to the filing of the Company’s Quarterly Reports on Form 10-Q;

•	meet and review with management and the independent auditors the financial statements to be included in the Company’s Annual Report on Form 10-K (or the annual report to shareholders) including (i) their judgment about the quality, not just acceptability, of the Company’s accounting principles, including significant financial reporting issues and judgments made in connection with the preparation of the financial statements; (ii) the clarity of the disclosures in the financial statements; and (iii) the Company’s disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations, including critical accounting policies;

•	review and discuss with management, the internal auditors and the independent auditors the Company’s policies with respect to risk assessment and risk management;

•	review and discuss with management, the internal auditors and the independent auditors the Company’s internal controls, the results of the internal audit program, the Company’s disclosure controls and procedures, and quarterly assessment of such controls and procedures;

•	establish procedures for handling complaints regarding accounting, internal accounting controls and auditing matters, including procedures for confidential, anonymous submission of concerns by employees regarding accounting and auditing matters;

•	review and discuss with management, the internal auditors and the independent auditors the overall adequacy and effectiveness of the Company’s legal, regulatory and ethical compliance programs, and

•	audit committee chairman is the designated recipient for all calls received by the Company’s hotline under Company Whistleblower Policy.

Our Board of Directors has adopted a written charter for the audit committee which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance.” In fiscal 2012, the audit committee met six times.

Nomination Committee

The nomination committee consists of Donald F. Reilly, OSA, Chairperson, Catherine T. Maguire, RSM, and Harvey C. Barnum, Jr., all of whom are independent as discussed above under “Director Independence.” The Nominating and Corporate Governance Committee identifies and recommends to the Board of Directors qualified candidates for election as Directors, recommends Director Committee assignments, and recommends actions necessary for the proper governance of Medifast, Inc., and for the evaluation of the performance of the Board of Directors and Chief Executive Officer. With input from the Chairman of the Board and Chief Executive Officer, the Nominating and Corporate Governance Committee recommends certain executive officers for annual election. The Nominating and Corporate Governance Committee reviews issues and developments related to corporate governance practices and makes recommendations to the Board of Directors on changes in structure, rule or practice necessary for compliance and for good corporate governance. The Nominations committee has been tasked to assist the Chairman in selecting the most qualified and appropriate directors to serve on the Company’s separate Board committees.

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

If a shareholder wishes to nominate a candidate for election to the Board of Directors, in order for the nomination to be properly made the shareholder must give written notice to the Corporate Secretary of Medifast, Inc. Notice must be received at Medifast, Inc.’s principal executive offices at least 90 days before the date that is one year after the prior year’s annual shareholder regular meeting. The notice must set forth: (i) the name and address of the shareholder who intends to make the nomination and of the nominee or nominees, (ii) a representation that the shareholder is a holder of record of shares of Medifast, Inc. entitled to vote at the meeting and that the shareholder intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, (iii) a description of all arrangements or understanding between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder, (iv) such other information regarding each nominee proposed by the shareholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the SEC and the Company Bylaws had each nominee been nominated, or intended to be nominated, by the Board of Directors, and (v) the consent of each nominee to serve as a Director of Medifast, Inc. if so elected.

Our Board of Directors has adopted a written charter for the nominating and corporate governance committee, which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance” or in print to any shareholder who requests it as set forth under “Additional Information — Annual Report, Financial and Additional Information.” In fiscal 2012, the nominating and corporate governance committee did not formally meet.

Compensation Committee

The compensation committee currently consists of Jeannette M. Mills, Chairperson, Harvey C. “Barney” Barnum, Jr. and Jerry D. Reece, all of whom are independent as discussed above under “— Director Independence.”

The principal duties of the compensation committee are as follows:

•	measure the Chairman/Chief Executive Officer’s performance against his goals and objectives pursuant to the Company plans;

•	determine the compensation of the Chairman/Chief Executive Officer after considering the evaluation by the Board of Directors of his performance;

•	review and approve compensation of elected officers and all senior executives based on their evaluations, taking into account the evaluation by the Chairman/Chief Executive Officer;

•	review and approve any employment agreements, severance arrangements, retirement arrangements, change in control agreements/provisions, and any special or supplemental benefits for each elected officer and senior executive of the Company;

•	approve, modify or amend all non-equity plans designed and intended to provide compensation primarily for elected officers and senior executives of the Company;

•	make recommendations to the Board regarding adoption of equity plans;

•	modify or amend all equity plans; and

•	review the executive compensation philosophy of the Company, assess any risks which may be reasonably deemed material to the Company, and recommend to the Board any changes deemed necessary to the Company executive compensation plan or any sales channel compensation plan.

Our Board of Directors has adopted a written charter for the compensation committee which is available on the Company’s website at www.choosemedifast.com by following the links through “Investor Relations” to “Corporate Governance.” In fiscal 2012, the Compensation Committee met four times.

Executive Committee

Michael C. MacDonald, Chairperson, Barry B. Bondroff, Jason L. Groves, Jeannette M. Mills, and Margaret E. Sheetz are members of the executive committee. The executive committee has all the authority of the Board of Directors, except with respect to certain matters that by statute may not be delegated by the Board of Directors. The executive committee meets periodically during the year to develop and review strategic operational and management policies for the Company. The executive committee did not meet in Fiscal 2012.

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

ADDITIONAL INFORMATION

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of equity securities of the Company. Directors, officers and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them. In 2012, to the Company’s knowledge, based solely on a review of the copies of such filings on file with the Company and written representations from the Company’s directors and executive officers for the fiscal year ended December 31, 2012, we have identified late filings due to an administrative error, for the required Form 4 for the grant of Company shares as part of the director’s annual share-based compensation on March 31, 2012, for Mr. Barnum, Mr. Bondroff, Mr. Connolly, Mr. Lavin, Sr. Maguire, Mr. McDaniel, Ms. Mills and Mr. Reece. In addition, a Form 4 for the grant of 5,000 shares to Mr. Connolly in May 2009 was filed late due to an administrative oversight, as was a Form 4 for the grant of 60,000 shares to Mr. MacDonald on October 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Purpose and Philosophy

The Compensation Committee of the Board of Directors is responsible for developing and recommending to the Board of Directors the executive compensation program for all named executive officers: (referred to in this section as the “executive officers”). Each of these executive officers is included in the Summary Compensation Table and the related tables beginning on page 49.

The Compensation Committee is responsible for the creation and periodic review of the overall executive compensation philosophy of the Company related analysis and assessment of any material risk to the Company related thereto, and outlines the components of executive compensation for the executive officers. The Company believes that strong, effective leadership is the cornerstone of its continued growth and success. To be successful, the Company must be able to attract, retain, and motivate highly qualified executive officers with the competencies needed to excel in a rapidly changing marketplace and to understand issues relating to a diverse group of companies in several different industries.

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

Elements of Executive Compensation

Base Salary

Our base salary determinations principally reflect the skills and performance levels of individual executives, the needs of the Company, and pay practices of comparable public companies within the general health and wellness diet industry. Medifast’s identified peers in the general health and wellness diet industry are NutriSystem Inc., Nutraceutical, Inc., Herbalife Ltd., USANA Health Sciences, and Weight Watchers International Inc. It is not our policy to pay our executive officers at the highest base salary level. Instead, we establish executive base salaries below the midpoint level relative to our peers. We believe this policy sets a prudent and fiscally responsible tone for the Company’s overall base salary compensation programs. Please refer to the discussion below under “Peer Group” for a more detailed discussion of our use of peer group and general industry revenue data.

Target Bonus

Cash bonuses principally reflect the Company’s financial performance and achievement of corporate objectives established by our Board prior to the fiscal year. The executive bonus plan is designed to reward our executive officers for the achievement of shorter-term financial goals, predominantly revenue growth, profitability, and cash flow. In consultation with the Chairman and Chief Executive Officer, the Compensation Committee evaluates, adjusts and approves the amount and allocation of the bonus pool to each executive officer. In determining the cash bonus allocation among senior executives, the Compensation Committee and the Chairman and Chief Executive Officer consider each executive’s 1) contribution to current and long-term corporate goals, and 2) value in the labor market.

The financial targets for annual cash incentive are premised upon the executive officers delivering on their financial performance projections to Medifast, Inc. as reflected in part, in the annual budget approved by the Board of Directors. In 2011 targeted annual incentive compensation was tied to the annual budget approved by the Board of Directors. The Compensation Committee set the target for pre-tax profit as a percentage of sales at 10%, the target for corporate revenue at $310 million, and net increase in cash, cash equivalents, and investments at $15.5 million, excluding treasury stock repurchases. The target performance level is set to promote solid performance. The financial targets for annual cash incentive are divided into three components as follows:

1.	Corporate Revenue: Each executive officer receives 30% of the total target payout if the Company achieves $330.8 million in net revenue, an increase of 11% over 2011 net revenue of $298.2 million, and additional increments for performance levels above the target.

2.	Profit after-tax: 30% of the total target payout is paid to each executive officer if after-tax profit as a percentage of net revenue is 6.4% compared to 6.2% after-tax profits in 2011, and additional increments for performance above the target.

3.	SG&A: If SG&A expenses as a percent of sales are 66.0%, a reduction of 0.1% in total SG&A expenses as a percentage of net revenue compared to 2011, each executive officer receives 30% of the total target payout and additional increments for performance above the target.

4.	Cash Flow: Each executive officer receives 10% of the total target payout if free cash flow is $17.0 million and additional increments if total adjusted cash generated is above the target. Cash flow is defined as total cash generated adjusted for repurchase of treasury stock or adjustments from/to investment accounts.

Equity Compensation

Stock option and restricted stock awards principally reflect the responsibilities to be assumed by each executive in the upcoming fiscal year, the responsibilities of each executive in prior periods, the size of awards made to each executive in prior years relative to the Company’s overall performance, available stock for issuance under share plans, and potential grants in future years. The compensation committee believes that stock option and restricted stock grants (1) align the interests of executives with long-term stockholder interests as the grants vest within 6 years, (2) give executives a significant, long-term interest in the Company’s success, and (3) help retain key executives in a competitive market for executive talent. The restricted stock awards reward the continuity of service of the executive officers since the restricted stock awards vest up to 6 years and unvested, restricted stock is forfeited upon voluntary termination. In addition, the value of shares awarded increase or decrease with the value provided to shareholders.

In 2012 a new Share Incentive Plan was approved by the Company’s shareholders. As of March 15, 2013, no shares have been issued under the 2012 Share Incentive Plan.

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

For 2012, the peer group was comprised of five corporations listed above in “Elements of Executive Compensation – Base Salary”. The peer group revenue range is from $401 million to $3.5 billion with a median revenue of $1.7 billion for 2011. The peer group revenue percent change ranged from a decline of 21.2% to an increase of 26.3%, with a median revenue increase of 13.4% in 2012.

Advisory Vote on the Company’s Executive Officers’ Compensation

At the Company’s 2011 annual meeting, we provided our shareowners with the opportunity to cast an advisory vote regarding the compensation of our executive officers as disclosed in the proxy statement for the 2011 Annual Meeting of Stockholders. At our 2011 annual meeting, our stockholders overwhelmingly approved the proposal, with more than 97% of the votes cast voting in favor of the proposal. We also asked our shareowners to indicate if we should hold a "say-on-pay" vote every one, two or three years. Consistent with the recommendation of our board of directors, our shareowners indicated by advisory vote their preference to hold a say-on-pay vote every three years. After consideration of the 2011 voting results, and based upon its prior recommendation, our board of directors elected to hold a stockholder "say-on-pay" vote every three years. As the compensation committee evaluated the Company’s compensation practices throughout Fiscal 2012, the compensation committee was mindful of the strong support our stockholders expressed by the 2011 shareholder advisory vote. Going forward, future advisory votes on executive compensation will serve as an additional tool to assist the Board of Directors and the compensation committee in evaluating the alignment of the Company’s executive compensation program with the interests of the Company and its stockholders.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee was an employee during Fiscal 2012, or has ever been an officer of Medifast or its subsidiaries. No executive officer of Medifast has served as a director or a member of the Compensation Committee of another company whose executive officers are also members of Medifast’s Board of Directors or Compensation Committee.

Compensation Committee Report

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in this Form 10-K. Based on the review and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included on the Form 10-K for the year-ended December 31, 2012.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Jeannette M. Mills, Chairman

Harvey C. “Barney” Barnum

Jerry D. Reece

DIRECTOR COMPENSATION

The non-employee Directors of Medifast, Inc. receive an annual stock grant for their services as director. In Fiscal 2012, each director received 500 shares of restricted stock, with the exception of the Vice-Chairman of the Board, Barry Bondroff whom received 600 shares. In Fiscal 2012, Directors received a meeting fee for attending either quarterly committee or Board of Director meetings. The Committee fees and Board of Director meeting fees may be received in cash or converted to Medifast stock at a 125% premium based on each Board members election. For additional committee meetings or board service, Directors receive $1,500 per day or a pro rata portion thereof. Employee Directors do not receive any additional compensation for their services as director.

2012 Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for Fiscal 2012.

Name	Fees Earned or Paid in Cash	Stock Awards(1)		Total
Harvey C. Barnum	$656	$33,733		$34,389
Barry B. Bondroff	9,281	35,479		44,760
Charles P. Connolly	10,500	68,971	(2)	79,471
George Lavin, Jr., Esq.	1,969	53,973	(2)	55,942
Catherine T. Maguire	9,094	19,974		29,068
John P. McDaniel	1,594	33,733		35,327
Jeannette M. Mills	281	38,726		39,007
Jerry D. Reece	94	31,236		31,330
Rev. Donald F. Reilly, OSA (2)	20,094	40,480	(2)	60,574

(1)	Amounts are calculated based on the aggregate grant date fair value of these rewards computed in accordance with ASC Topic 718 “Stock Compensation” which excludes the effect of estimated forfeitures. The assumptions and methodologies used to calculate these amounts are discussed in Note 2 to our Consolidated Financial Statements in this Annual Report on Form 10-K with the Securities and Exchange Commission. Under generally accepted accounting principles, compensation expense with respect to stock awards and option awards granted to our employees is recognized over the vesting periods of the applicable rewards.

(2)	In addition to stock awards listed in the “2012 Director Compensation Table”, Mr. Connolly and Mr. Lavin each hold 1,000 shares that have not vested as of December 31, 2012. Fr. Reilly holds 2,000 shares that have not vested as of December 31, 2012.

2012 Summary Compensation Table

The following table sets forth the annual and long-term compensation for the last three fiscal years of the Company’s Chairman of the Board and Chief Executive Officer, Chief Operating Officer and President, the current Chief Financial Officer, the Chief Financial Officer from 2010 – 2012, the acting Chief Financial Officers, and the Executive Vice President, Information Technology. In addition the following table includes annual and long term compensation for the Company’s former Chief Financial Officer and the two acting Chief Financial Officers who served in that capacity in 2012. These individuals are collectively referred to as the Named Executive Officers.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Pricipal Position	Year	($)	($)(2)	($)(1)	($)(1)	($)	($)	($)(3)	($)

Michael C. MacDonald	2012	344,231	577,500	550,880	-	-	-	1,321	1,473,932
Chairman of the Board	2011	35,000	-	-	-	-	-	-	35,000
Chief Executive Officer	2010	-	-	-	-	-	-	-	-

Margaret Sheetz	2012	247,115	485,761	1,100,600	-	-	-	6,083	1,839,559
Chief Operating Officer, President	2011	225,000	477,000	450,000	-	-	-	6,800	1,158,800
	2010	155,000	755,000	531,000	-	-	-	4,650	1,445,650

Timothy G. Robinson (5)	2012	-	-	-	-	-	-	-	-
Chief Financial Officer

Edward Powers (6)	2012	207,615	60,000	-	-	-	-	829	268,444
Acting Chief Financial Officer

Joseph Kelleman (7)	2012	120,308	3,141	-	-	-	-	379	123,828
Acting Chief Financial Officer

Brendan N. Connors (8)	2012	261,736	330,512	463,440	-	-	-	6,207	1,061,895
Chief Financial Officer	2011	185,000	167,000	151,000	-	-	-	5,550	508,550
	2010	125,000	270,000	167,000	-	-	-	3,750	565,750

Michael S. McDevitt (9)	2012	250,000	83,366	1,303,320	-	-	-	1,554	1,638,240
Chief Executive Officer	2011	250,000	560,000	532,000	-	-	-	7,000	1,349,000
	2010	185,000	826,000	639,000	-	-	-	5,550	1,655,550

Donald Gould (10)	2012	220,000	174,900	-	-	-	-	4,114	399,014
Executive Vice President	2011	211,539	20,000	-	-	-	-	451	231,990
Information Technology	2010	-	-	-	-	-	-	-	-

(1)	Amounts shown represent the aggregate grant date fair value of the stock awards in the year indicated. For a discussion of the assumptions made in the valuation reflected in these columns, see Note 2 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. The actual value that may be realized from an award is contingent upon the satisfaction of the conditions to vesting in that award on the date the award is vested. Thus, there is no assurance that the value, if any, eventually realized will correspond to the amount shown.

(2)	Bonus amounts determined as more specifically discussed above under “—Compensation Discussion and Analysis”.

(3)	The amounts represent the Company’s matching contributions under the 401(K) plan and contributions to group term life insurance and health savings accounts.

(4)	Michael C. MacDonald was named Executive Chairman of the Board effective November 4, 2011 and Chairman and Chief Executive Officer on February 8, 2012.

(5)	Mr. Robinson was appointed Chief Financial Officer on February 1, 2013.

(6)	Mr. Powers was appointed acting Chief Financial Officer upon Mr. Connors’ resignation on November 13, 2012. Mr. Powers notified the Company on December 19, 2012 of his intent to resign as acting Chief Financial Officer effective January 4, 2013 to accept another job opportunity in the construction tool industry in the greater Baltimore area.

(7)	Mr. Kelleman was appointed acting Chief Financial Officer on December 19, 2012 and served in that capacity until February 1, 2013 when the company appointed Timothy G. Robinson as Chief Financial Officer.

(8)	Mr. Connors served as the Chief Financial Officer of Medifast from May 2010 until his resignation on November 13, 2012.

(9)	On February 8, 2012, Michael S. McDevitt departed as Chief Executive Officer and resigned as Director of the Company.

(10)	Mr. Gould was appointed Executive Vice President- Information Technology in January 2011.

2012 Grants of Plan-Based Awards

The Board of Directors approved restricted stock grants effective October 31, 2011 to Michael C. MacDonald on the date of his appointment as Chairman of the Board of Directors. He was granted 60,000 shares as an employee inducement which will vest in three equal annual installments of 20,000 shares beginning on October 31, 2012.

The Medifast Board of Directors on May 7, 2009 approved restricted common stock grants to key executives and Board members with a 5-year vesting period, beginning on the grant date. Key executives were granted 460,000 shares of restricted common stock to retain their services over the next five years and recognize continued sales and profit growth in accordance with targets set by the Board of Directors.

The Medifast Board of Directors on November 24, 2008 approved restricted common stock grants to key executives as a 2008 performance bonus for exceeding internal sales and profit forecasts. Key executives were granted 150,000 shares of restricted common stock over a 5-year vesting period, beginning on January 1, 2009.

The Medifast Board of Directors on July 24, 2008 approved restricted common stock grants to the Named Executives Officers with a 5-year vesting period, beginning on the grant date. Named Executive Officers were granted 425,000 shares of restricted common stock to retain their services over the next five years, reward their efforts in the participation of the successful succession and transition of the Company operations to the new senior management team, and incentivize continued sales and profit growth in accordance with targets set by the Board of Directors.

Outstanding Equity Awards at 2012 Fiscal Year-End Table

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity incentive Plan Awards: Number of Unearned Shares, Units or Other rights	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested
Name	Exercisable	Un-Exercisable	(#)	Price ($)	Vested (#)(1)(3)	($)(2)	(#)	($)
Michael S. McDevitt former Chief Executive Officer	-	-	-	-	87,000	2,295,930	-	-
Margaret Sheetz Chief Operating Officer, President	-	-	-	-	73,000	1,926,470	-	-
Michael C. MacDonald Chairman of the Board	-	-	-	-	42,000	1,108,380	-	-

(1)	The restricted stock grants vest over five and six years of service as described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards”

(2)	The market value of shares of stock that have not vested is based on the closing price of our common stock on December 31, 2012, or $26.39 per share.

(3)	Mr. McDevitt will vest 30,000 shares on July 24, 2013; 9,000 shares on November 21, 2013; 24,000 shares on May 7, 2013; and 24,000 shares on May 7, 2014. Ms. Sheetz will vest 25,000 shares on July 24, 2013; 8,000 shares on November 21, 2013; 20,000 shares on May 7, 2013; and 20,000 shares on May 7, 2014. Mr. MacDonald will vest 2,000 shares on July 24, 2013; 20,000 shares on October 31, 2013; and 20,000 shares on October 31, 2014.

2012 Option Exercises and Stock Vested Table

The following table sets forth information regarding option exercises and stock vesting for the Named Executive Officers during 2012 and the resulting value realized.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)(1)	(#)	($)(2)

Michael S. McDevitt	-	-
former Chief Executive Officer			33,333	564,994
			30,000	607,200
			24,000	435,120
			9,000	261,000

Margaret Sheetz
Chief Operating Officer, President	-	-	25,000	423,750
			25,000	506,000
			20,000	362,600
			8,000	232,000

Brendan N. Connors	-	-
Chief Financial Officer			5,000	84,750
			10,000	202,400
			8,000	145,040
			4,000	116,000

Michael C. MacDonald
Chairman of the Board	-	-	2,000	40,480
Chief Executive Officer			20,000	510,400

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise, multiplied by the number of options exercised.

(2)	Represents the number of restricted shares vested, and the number of shares vested multiplied by the fair market value of the common stock on the vesting date.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

Michael S. McDevitt. Mr. McDevitt entered into a six year employment agreement effective February 8, 2006. The employment agreement expired in February 2012 and was not renewed. Beginning in February 2012, Mr. McDevitt became a non-executive employee of the Company subject to the terms of a two-year employment agreement under which he is paid a salary of $250,000 per year. Mr. McDevitt was granted 200,000 shares of Medifast, Inc. restricted common stock over a six year vesting period beginning on February 8, 2006 in consideration for his six year commitment and to align his interests with the interests of long-term shareholders. Mr. McDevitt was granted 150,000 shares of common stock vesting over a five year period on July 24, 2008; 45,000 shares of common stock vesting over a five year period on November 21, 2008; and 120,000 common shares vesting over a five year period on May 7, 2009. Provided that he complies with the terms of his employment agreement, Mr. McDevitt will be eligible to receive unvested common stock grants as they vest.

Margaret Sheetz. Ms. Sheetz entered into a six year employment agreement effective February 8, 2006. The employment agreement expired in February 2012 and was not renewed. Ms. Sheetz is presently an at will employee. Ms. Sheetz was granted 150,000 shares of Medifast, Inc. restricted common stock over a six year vesting period beginning on February 8, 2006 in consideration for her six year commitment and to align her interests with the interests of long-term shareholders. Ms. Sheetz was granted 125,000 shares of common stock vesting over a five year period on July 24, 2008; 40,000 shares of common stock vesting over a five year period on November 21, 2008; and 100,000 common shares vesting over a five year period on May 7, 2009.

Brendan N. Connors. Mr. Connors entered into a six year employment agreement effective February 8, 2006. The employment agreement expired in February 2012 and was not renewed. Mr. Connors resigned as Chief Financial Officer on November 13, 2012. Mr. Connors was granted 30,000 shares of Medifast, Inc. restricted common stock over a six year vesting period beginning on February 8, 2006 in consideration for his six year commitment and to align his interests with the interests of long-term shareholders. Mr. Connors was granted 50,000 shares of common stock vesting over a five year period on July 24, 2008; 20,000 shares of common stock vesting over a five year period on November 21, 2008; and 40,000 common shares vesting over a five year period on May 7, 2009. Upon his termination in 2012, Mr. Connors forfeited 8,000 unvested shares.

Potential Payments upon Termination or Change in Control

As of December 31, 2012, the Company had no change in control or other agreements which would provide payments to employees upon termination. No severance or other termination payments were made under any of the employment agreements with the Named Executive Officers which expired in February 2012. Effective upon his employment as Chief Financial Officer on February 1, 2013, in the event his employment is terminated by the Company without cause, Timothy G. Robinson is eligible for a payment equal to twelve months of his base salary and bonus payable for the year in which his employment is terminated.

Compensation Polices and Risk

Medifast, Inc. does not believe that its compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Medifast, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows as of December 31, 2012, the amount and percentage of our outstanding common stock beneficially owned by each person who is known by us to beneficially own more than 5% of our outstanding common stock.

Name and Address of 5% Beneficial Owner	Shares Beneficially Owned (1)	Percent of Outstanding Common Stock
BlackRock Inc. (1) 40 East 52nd Street New York, NY 10022	1,128,378	8.20%
Vanguard Group, Inc. (2) 100 Vanguard Blvd. Malvern, PA 19355	867,125	6.30%

(1)	Based solely on information reported on, as amended Schedule 13G/A filed by BlackRock, Inc. on February 8, 2013. As reported in such filing, BlackRock, Inc. has sole power to vote or direct the vote with respect to 1,128,378 shares of the Company’s common stock.

(2)	Based solely on information reported on Schedule 13G filed by The Vanguard Group, Inc. on February 13, 2013. As reported in such filing, The Vanguard Group, Inc. has sole voting power with respect to 19,755 shares, shared dispositive power with respect to 18,555 shares and, and sole dispositive power with respect to 848,570 shares of the Company’s common stock for an aggregate beneficial ownership of 867,125 shares of the Company’s common stock.

The following table shows as of March 15, 2013, the amount and percentage of our outstanding common stock beneficially owned (unless otherwise indicated) by each of our (i) directors and nominees for director, (ii) Named Executive Officers and (iii) our directors, nominees for director and executive officers as a group.

Name of Beneficial Owner	Shares Beneficially Owned (1)(2)	Shares Acquirable Within 60 days	Percent of Outstanding Common Stock (%)

Michael S. McDevitt	309,347	-	2.25%
Margaret Sheetz	326,692	-	2.37%
Brendan N. Connors, CPA	141,450	-	1.03%
Donald F. Reilly	57,766	-	*
Michael C. MacDonald (1)	92,656	-	*
Charles P. Connolly	48,325	-	*
John P. McDaniel	24,114	-	*
Catherine T. Maguire	10,929	-	*
George J. Lavin, Jr., Esq.	22,891	-	*
Barry B. Bondroff, CPA	21,591	-	*
Jeannette M. Mills	17,123	-	*
Harvey C. Barnum	4,002		*
Jerry D. Reece	3,859
Jason L. Groves	1,229		*

All directors, nominees for directors and executive officers as a group:	1,081,974	-	7.86%

*	Less than 1%
(1)	Includes 62,697 shares that are pledged as collateral for loans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2012, there were no related party transactions. See page 44 of Item 10 for additional information under the headings “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees incurred for the fiscal years ended December 31, 2012 and 2011, from McGladrey LLP and RSM McGladrey, Inc. (through November 30, 2011) for performing the following professional services were:

	2012	2011

Audit Fees (1)	$245,000	$203,000
Audit -Related Fees (2)	26,000	35,000
Tax Fees (3)	138,000	270,000
All Other Fees	14,000	25,000

Total	$423,000	$533,000

(1)

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, including the audit of internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002, and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The Company’s audit committee pre-approves all services and fees provided by the Company’s principal accountant pursuant to the Company’s audit committee charter. All professional services provided to the Company by the Company’s principal accountant were pre-approved by the audit committee.

(2)	Audit-Related fees are for assurance services provided to audit the Company’s employee benefit plan.
(3)	Tax fees were billed for tax compliance services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report

(a) 1.	Financial Statements

See Index to the Consolidated Financial Statements on page 56 of this Annual Report

2.	Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3.	Exhibits

Reference is made to the Exhibit Index on page 75 of this Annual Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Annual Report on Form 10-K.

MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Medifast, Inc.

We have audited the consolidated balance sheets of Medifast, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medifast, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission), and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP

Baltimore, Maryland
March 15, 2013

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$39,937,000	$14,262,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $542,000 and $504,000	2,148,000	1,477,000
Inventory	20,804,000	19,969,000
Investment securities	20,057,000	19,538,000
Income taxes, prepaid	873,000	5,434,000
Prepaid expenses and other current assets	3,296,000	2,251,000
Deferred tax assets	1,460,000	1,055,000
Total current assets	88,575,000	63,986,000

Property, plant and equipment - net	40,109,000	38,852,000
Trademarks and intangibles - net	428,000	1,003,000
Other assets	1,139,000	1,824,000

TOTAL ASSETS	$130,251,000	$105,665,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$28,221,000	$18,830,000
Current maturities of long-term debt and capital leases	528,000	1,426,000
Total current liabilities	28,749,000	20,256,000

Other liabilities
Long-term debt, net of current portion	3,113,000	3,337,000
Capital leases, net of current portion	696,000	914,000
Deferred tax liabilities	6,907,000	7,756,000
Total liabilities	39,465,000	32,263,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized; 15,525,955 and 15,510,185 issued; 13,767,380 and 13,596,021 issued and outstanding	16,000	16,000
Additional paid-in capital	40,191,000	36,076,000
Accumulated other comprehensive income	553,000	396,000
Retained earnings	76,534,000	60,658,000
Less: cost of 1,608,908 and 1,458,908 shares of common stock in treasury	(26,508,000)	(23,744,000)
Total stockholders' equity	90,786,000	73,402,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$130,251,000	$105,665,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010

Revenue	$356,706,000	$298,189,000	$257,552,000
Cost of sales	88,671,000	73,693,000	65,083,000
Gross Profit	268,035,000	224,496,000	192,469,000

Selling, general, and administration	244,773,000	197,114,000	160,829,000

Income from operations	23,262,000	27,382,000	31,640,000

Other income
Interest and divided income, net	301,000	319,000	274,000
Other income (expense)	895,000	(21,000)	(222,000)
	1,196,000	298,000	52,000

Income before income taxes	24,458,000	27,680,000	31,692,000
Provision for income taxes	8,582,000	9,139,000	12,081,000

Net income	$15,876,000	$18,541,000	$19,611,000

Basic earnings per share	$1.16	$1.33	$1.39
Diluted earnings per share	$1.16	$1.31	$1.35

Weighted average shares outstanding -
Basic	13,721,997	13,965,018	14,082,213
Diluted	13,739,824	14,198,495	14,572,921

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Net income	$15,876,000	$18,541,000	$19,611,000
Other comprehensive income, net of tax
Unrealized gains on investment securities, net	157,000	156,000	81,000
Other comprehensive income	157,000	156,000	81,000

Comprehensive income	$16,033,000	$18,697,000	$19,692,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Years Ended December 31, 2012, 2011, and 2010

	Number of Shares Issued	Par Value $0.001 Amount	Additional Paid- In Capital	Retained Earnings	Accumulated other comprehensive income	Treasury Stock	Total
Balance, December 31, 2009	15,398,941	$16,000	$28,456,000	$22,506,000	$159,000	$(3,320,000)	$47,817,000

Common stock issued to directors	5,660		150,000				150,000
Share-based compensation to executives and directors			2,528,000				2,528,000
Exercise of stock options	10,000		34,000				34,000
Share-based compensation tax benefit			1,770,000				1,770,000
Restricted shares issued to executives and directors	16,500		-				-
Treasury stock purchases						(35,000)	(35,000)
Comprehensive income:
Net income				19,611,000			19,611,000
Net change in unrealized gain on investments					81,000		81,000
Comprehensive income							19,692,000

Balance, December 31, 2010	15,431,101	$16,000	$32,938,000	$42,117,000	$240,000	$(3,355,000)	$71,956,000

Share-based compensation to executives and directors			2,524,000				2,524,000
Share-based compensation tax benefit			614,000				614,000
Restricted shares issued to executives and directors	79,084		-				-
Treasury stock purchases						(20,389,000)	(20,389,000)
Comprehensive income:
Net income				18,541,000			18,541,000
Net change in unrealized gain on investments					156,000		156,000
Comprehensive income							18,697,000

Balance, December 31, 2011	15,510,185	$16,000	$36,076,000	$60,658,000	$396,000	$(23,744,000)	$73,402,000

Share-based compensation to executives and directors			2,850,000				2,850,000
Share-based compensation tax benefit			1,265,000				1,265,000
Restricted shares issued to executives and directors	15,770						-
Treasury stock purchases						(2,764,000)	(2,764,000)
Comprehensive income:
Net income				15,876,000			15,876,000
Net change in unrealized gain on investments					157,000		157,000
Comprehensive income							16,033,000

Balance, December 31, 2012	15,525,955	$16,000	$40,191,000	$76,534,000	$553,000	$(26,508,000)	$90,786,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2012	2011	2010
Cash flows from operating activities:
Net income	$15,876,000	$18,541,000	$19,611,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	11,205,000	8,344,000	5,859,000
Realized loss on investment securities, net	2,000	207,000	205,000
Common stock issued for services	-	-	50,000
Share-based compensation	2,850,000	2,524,000	2,628,000
Deferred income taxes	(1,337,000)	6,015,000	(70,000)
Loss on disposal of fixed assets	117,000	-	-
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(671,000)	(854,000)	53,000
Inventory	(835,000)	(435,000)	(8,302,000)
Prepaid expenses and other current assets	(1,045,000)	(143,000)	1,639,000
Other assets	150,000	(971,000)	138,000
Accounts payable and accrued expenses	9,391,000	3,810,000	7,302,000
Income taxes	4,561,000	(2,168,000)	(344,000)
Net cash provided by operating activities	40,264,000	34,870,000	28,769,000
Cash Flow from Investing Activities:
Sale of investment securities	8,109,000	8,064,000	5,487,000
Purchase of investment securities	(8,390,000)	(10,278,000)	(16,973,000)
Purchase of property and equipment	(11,383,000)	(14,273,000)	(12,055,000)
Purchase of intangible assets	-	(387,000)	-
Net cash used in investing activities	(11,664,000)	(16,874,000)	(23,541,000)
Cash Flow from Financing Activities:
Issuance of stock options	-	-	34,000
Proceeds of long-term debt	-	-	393,000
Repayment of long-term debt and capital leases	(1,444,000)	(1,136,000)	(834,000)
Decrease in note receivable	18,000	12,000	5,000
Excess tax benefits from share-based compensation	1,265,000	614,000	1,770,000
Purchase of treasury stock	(2,764,000)	(20,389,000)	(35,000)
Net cash used in financing activities	(2,925,000)	(20,899,000)	1,333,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	25,675,000	(2,903,000)	6,561,000
Cash and cash equivalents - beginning of the period	14,262,000	17,165,000	10,604,000
Cash and cash equivalents - end of period	$39,937,000	$14,262,000	$17,165,000

Supplemental disclosure of cash flow information:
Interest paid	$123,000	$96,000	$111,000
Income taxes paid	$4,093,000	$4,125,000	$10,677,000
Supplemental disclosure of non cash activity:
Capitalized lease additions	$104,000	$1,014,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Medifast, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

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

The Company is engaged in the manufacturing and distribution of Medifast branded and private-label weight and disease management products. These products are sold through various channels of distribution, including the internet, call center, independent health advisors, medical professionals, weight loss clinics, and direct consumer marketing supported via the phone and internet. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.

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

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash on deposit in financial institutions, institutional money funds and other short-term investments with a maturity of 90 days or less at the time of purchase.

Concentration of Credit Risk – Our cash and cash equivalents and available-for-sale securities are maintained at several financial institutions, and the balances with these financial institutions often exceed the amount of insurance provided on such accounts by the Federal Deposit Insurance Corporation. The cash and cash equivalents generally are maintained with financial institutions with reputable credit, and therefore bear minimal credit risk. Historically, we have not experienced any losses due to such concentration of credit risk.

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

We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of December 31, 2012 and 2011 was $300,000 and $234,000, respectively.

Allowances for doubtful accounts are based primarily on an analysis of aged accounts receivable balances and the credit worthiness of our customers as determined by credit checks and analysis, as well as customer payment history. The allowance for doubtful accounts as of December 31, 2012 and 2011 was $242,000 and $270,000, respectively.

Inventory - Inventories consist principally of packaged meal replacements held in the Company’s warehouses. Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs. On a quarterly basis, management reviews inventory for unsalable or obsolete inventory.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the years ending December 31, 2012 and 2011, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2009.

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

Advertising Costs - Advertising costs are expensed as incurred, except for the preparation, layout, design and production of advertising costs which are expensed when the advertisement is first used. Advertising expense for the years ended December 31, 2012, 2011, and 2010, amounted to $31 million, $27 million, and $23 million, respectively.

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

Clinic Opening Costs - Clinic opening costs are expensed as incurred.

Property, Plant, and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Building and building improvements	10 - 35 years
Equipment and fixtures	3 - 15 years
Leasehold Improvements	Lease term
Vehicles	5 years

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

Shipping and Handling Costs - Our shipping and handling costs for shipments of our product to our customers are included in cost of sales. All shipping and handling charges that are billed to customers are included in net revenue. All other shipping and handling costs are included in selling, general and administration expenses.

Earnings per Share - Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended December 31:

	2012	2011	2010
Numerator:
Net income	$15,876,000	$18,541,000	$19,611,000

Denominator:
Weighted average shares of common stock outstanding	13,721,997	13,965,018	14,082,213
Effect of dilutive common stock equivalents	17,827	233,477	490,708

Weighted average diluted common shares outstanding	13,739,824	14,198,495	14,572,921

EPS:
Basic	$1.16	$1.33	$1.39
Diluted	$1.16	$1.31	$1.35

Share-Based Compensation - Share-based compensation, primarily restricted stock awards to employees and directors, is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period.

Comprehensive Income (Loss) - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. Comprehensive income (loss) consists of net income and unrealized gains and losses on available-for-sale securities.

Recent Accounting Pronouncements

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information, except for Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This amendment requires the Company to present the effects of net income line items that are significant amounts reclassified out of accumulated other comprehensive income if the item is required under U.S. GAAP to be reclassified to net income in entirety in the same reporting period. The Company must also cross-reference to other U.S. GAAP disclosures for other reclassification items, not required under U.S. GAAP, to be reclassed directly to net income in entirety in the same reporting period. Management is currently evaluating the effect that the provisions of ASU 2013-02 will have on the Company’s financial statements.

3. Financial Instruments

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

The following table represents cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities as of December 31, 2012 and 2011:

	2012
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated FairValue	Cash & Cash Equivalents	Investment Securities

Cash	$38,977,000	$-	$-	$-	$38,977,000	$38,977,000	$-

Level 1:
Money Market Accounts	960,000	-	-	-	960,000	960,000	-
Mutual Funds	234,000	13,000	(1,000)	-	246,000	-	246,000
Corporate Equity Securities	1,853,000	489,000	(46,000)	-	2,296,000	-	2,296,000
Government & Agency Securities	7,004,000	180,000	(3,000)	34,000	7,215,000	-	7,215,000
	10,051,000	682,000	(50,000)	34,000	10,717,000	960,000	9,757,000

Level 2:
Municipal Bonds	4,197,000	124,000	(4,000)	27,000	4,344,000	-	4,344,000
Corporate Bonds	5,772,000	136,000	(2,000)	50,000	5,956,000	-	5,956,000
	9,969,000	260,000	(6,000)	77,000	10,300,000	-	10,300,000

Total	$58,997,000	$942,000	$(56,000)	$111,000	$59,994,000	$39,937,000	$20,057,000

	2011
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$13,459,000	$-	$-	$-	$13,459,000	$13,459,000	$-

Level 1:
Money Market Accounts	803,000	-	-	-	803,000	803,000	-
Mutual Funds	755,000	17,000	(8,000)	-	764,000	-	764,000
Corporate Equity Securities	1,319,000	270,000	(37,000)	-	1,552,000	-	1,552,000
Government & Agency Securities	8,172,000	258,000	(2,000)	43,000	8,471,000	-	8,471,000
	11,049,000	545,000	(47,000)	43,000	11,590,000	803,000	10,787,000

Level 2:
Municipal Bonds	4,212,000	119,000	-	27,000	4,358,000	-	4,358,000
Corporate Bonds	4,317,000	44,000	(15,000)	47,000	4,393,000	-	4,393,000
	8,529,000	163,000	(15,000)	74,000	8,751,000	-	8,751,000

Total	$33,037,000	$708,000	$(62,000)	$117,000	$33,800,000	$14,262,000	$19,538,000

The Company had realized losses of $2,000, $207,000 and $205,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

4. INVENTORY

Inventories consisted of the following at December 31, 2012 and December 31, 2011:

	2012	2011
Raw Materials	$5,318,000	$4,591,000
Packaging	1,614,000	2,204,000
Finished Goods	14,224,000	13,295,000
Reserve for Obsolete Inventory	(352,000)	(121,000)
	$20,804,000	$19,969,000

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31, 2012 and December 31, 2011:

	2012	2011
Land	$650,000	$650,000
Building and leasehold improvements	19,366,000	14,999,000
Equipment and fixtures	51,511,000	47,657,000
Vehicle	147,000	170,000
	$71,674,000	$63,476,000
Less accumulated depreciation and amortization	31,565,000	24,624,000
Property, plant and equipment- net	$40,109,000	$38,852,000

Substantially all of the Company’s property, plant and equipment are pledged as collateral for various loans (see Note 12).

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $10,116,000, $7,024,000, and $4,700,000, respectively.

6. TRADEMARKS AND INTANGIBLES

The Company’s intangible assets and related accumulated amortization included the following:

	As of December 31, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Avg. Amortization Period

Customer lists	$235,000	$206,000	$235,000	$128,000	3 years
Trademarks, patents, and copyrights	2,437,000	2,038,000	2,440,000	1,544,000	4 years
Total	$2,672,000	$2,244,000	$2,675,000	$1,672,000

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Customer lists	$78,000	$78,000	$50,000
Trademarks, patents, and copyrights	494,000	378,000	241,000

Total trademarks and intangibles	$572,000	$456,000	$291,000

Amortization expense is included in selling, general and administrative expenses.

The estimated future amortization expense of trademarks and intangible assets is as follows:

For the years ending December 31,	Amount
2013	$428,000

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2012 and December 31, 2011:

	2012	2011
Trade payables	$16,226,000	$12,678,000
Sales commissions payable	5,549,000	4,578,000
Sales tax accrual	3,295,000	-
Accrued payroll and related taxes	3,151,000	1,574,000
	$28,221,000	$18,830,000

The focus of sales tax on internet based remote sellers has gained momentum in many states in 2012. Because of this, combined with the desire of the Company to create symmetry among all sales channels, the Company re-aligned its sales tax position to be more consistent with the Company’s state income tax restructurings discussed in Note 10 and mitigated any risk of noncompliance with state jurisdictions.  The Company will commence collecting and remitting sales tax in all states that impose sales or use taxes and is in the process of entering voluntary disclosure agreements with various states for 2012 and prior sales tax exposures.  The total amount of sales tax liability estimated relating to such disclosure agreements is estimated at $3.3 million.  The accrued sales tax liability is a result of varying application of statutes, rules, regulations and interpretations. Our assessment reflects assumptions and judgments about potential actions by taxing jurisdictions. We believe these assumptions and judgments are reasonable; however, future developments by taxing jurisdictions may alter our current estimate.

8. LEASES

Operating and Capital Leases:

As of December 31, 2012, the Company leases office space for corporate offices, a distribution facility in Texas, a raw materials warehouse in Maryland, as well as eighty-seven corporate-operated Medifast Weight Control Centers under lease terms ranging from five to ten years. Monthly payments under the Medifast Weight Control Centers leases range in price from $1,500 to $5,000. The Company is additionally required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

The Company leases large commercial printers for our printing operation that supports our sales channels and network equipment for information technology that are accounted for as capital leases. The leases extend through December 2016.

The following table summarizes our future minimum rental and lease payments required under non-cancelable lease terms in excess of one year as of December 31, 2012:

Current portion	Operating Leases	Capital Leases
2013	$4,570,000	$338,000
2014	4,508,000	248,000
2015	4,265,000	248,000
2016	3,409,000	248,000
2017	1,650,000	-
Thereafter	530,000	-
Total minimum lease payments	$18,932,000	$1,082,000
Less amount representing interest		83,000
Present value of minimum lease payments		$999,000
Current portion		303,000
Long-term portion		$696,000

Rent expense for the years ended December 31, 2012, 2011, and 2010 was $5,371,000, $3,753,000, and $1,700,000, respectively. Equipment lease expense for the years ended December 31, 2012, 2011, and 2010 was $1,926,000, $1,929,000, and $1,813,000, respectively.

9. CONTINGENCIES

On July 20, 2012, Jason Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company, signed a proposed consent decree with the Federal Trade Commission (“FTC”), in response to the FTC’s investigation of certain statements in the Company’s advertising for its weight-loss programs. On September 17, 2012 the consent decree was entered and approved by the United States District Court for the District of Columbia. The consent decree replaces a previous consent order entered into by Jason Pharmaceuticals, Inc. and the FTC in 1992. The FTC expressed concern that some of the Company’s advertising contained claims which were not compatible with current standards for substantiation. Pursuant to the consent decree, the Company agreed to modify certain advertising claims in this regard and agreed to ensure that its clinical studies meet the protocol contained in the consent agreement. The Company paid a civil penalty of $3.7 million to resolve the FTC’s concerns and avoid protracted legal proceedings.

On April 1, 2011, a shareholder derivative complaint titled Shane Rothenberger, derivatively on behalf of Medifast, Inc., v. Bradley T. MacDonald et al. (Civil Action 2011-CV 863 [BEL]); and on April 11, 2011, a shareholder derivative complaint titled James A. Thompson, derivatively on behalf of Medifast, Inc., v. Bradley T. MacDonald et al. (Civil Action 2011-CV934 [BEL]) were filed in the U.S. District Court, District of Maryland. The similarly worded complaints allege breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Each complaint requests an unspecified amount of damages, a Court Order directing reformation of corporate governance, restitution to the Company and payment of costs and disbursements. The Company is named as a nominal defendant. On July 19, 2011, the U.S. District Judge ordered consolidation of the two cases, appointment of co-lead counsel, and the filing of a consolidated complaint, among other matters. No consolidated complaint has been filed, and therefore no response is due from the Company at this time. After the consolidated complaint is filed, the Company intends to take whatever action it deems necessary to protect its interests.

On March 17, 2011, a putative class action complaint titled Oren Proter et al. v. Medifast, Inc. et al. (Civil Action 2011-CV-720[BEL]), alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the U.S. District Court, District of Maryland. The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. On March 24, 2011, a putative class action complaint titled Fred Greenberg v. Medifast, Inc., et al (Civil Action 2011-CV776 [BEL], alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the U.S. District Court, District of Maryland. The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. On July 19, 2011, the U.S. District Judge ordered the consolidation of the cases and appointment of co-lead counsel among other matters. The Greenberg case was dismissed without prejudice. The Plaintiffs subsequently filed an Amended Complaint. The Company has reviewed these allegations, and subsequently filed a Motion to Dismiss which is currently pending.

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenan”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for defamation and violations of California Corporation Code Sections 25400 et seq. and 17200 et seq., alleging a scheme of market manipulation of Medifast stock for Defendants’ monetary gain, by damaging the business reputation of Medifast and its meal replacement weight loss products. Bradley T. MacDonald, former Executive Chairman of Medifast, who was also a significant shareholder of the Company, joined the lawsuit individually. The lawsuit seeks $270.0 million in compensatory damages, punitive damages, and ancillary relief. In March 2011, the District Court granted in part and denied in part certain SLAPP Motions (i.e. motions to dismiss) previously filed by all Defendants. The Company continues prosecution of this civil lawsuit and has appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenan. The appeal remains pending in the 9th Circuit Court of Appeals.

In early 2010, the Chapter 7 Bankruptcy Trustee for Go Fig, Inc. et al., Debtors, filed an adversary civil proceeding in the US Bankruptcy Court (ED, Missouri) against Jason Pharmaceuticals, Inc., a subsidiary of the Company, and other unrelated entities seeking to recover, as to each, alleged preferential payments. Jason Pharmaceuticals sold product received by the Debtors and has previously filed a pending claim in the same bankruptcy. Medifast disputed the Trustee’s allegations. This action was by Court order placed on hold while the Trustee litigated similar issues against another party. This matter was recently settled by Jason Pharmaceuticals, Inc. for $6,500. Upon court approval of the settlement, all matters related to this case will be resolved.

The Company and its subsidiaries are periodically subject to claims or charges filed by former or current employees or employment applicants alleging discrimination or harassment in violation of various federal or state regulations. The Company does not believe that any of the pending employment-related claims are material.

10. INCOME TAXES

The components of the income tax expense (benefit) are as follows:

	2012	2011	2010
Current
Federal	$9,787,000	$2,347,000	$9,688,000
State	132,000	777,000	2,463,000
Total Current	9,919,000	3,124,000	12,151,000

Deferred
Federal	$(1,210,000)	$5,446,000	$(62,000)
State	(127,000)	569,000	(8,000)
Total Deferred	(1,337,000)	6,015,000	(70,000)

Total Income Tax Expense	$8,582,000	$9,139,000	$12,081,000

Deferred tax assets (liabilities) consisted of the following at December 31,

	2012	2011	2010

Deferred Compensation	-	301,000	314,000
Reserves on inventory and sales	336,000	242,000	140,000
Credit and loss carryforwards	692,000	545,000	178,000
Stock compensation	-	-	601,000
Other	690,000	516,000	77,000
Inventory Capitalization	526,000	555,000	-
Sales tax accrual	1,228,000	-	-
Total deferred tax assets	3,472,000	2,159,000	1,310,000

Unrealized gain/loss on investments	(333,000)	(250,000)	(145,000)
Prepaid expenses	(752,000)	(426,000)	(429,000)
Depreciation	(7,729,000)	(8,075,000)	(1,317,000)
Stock compensation	(105,000)	(109,000)	-
Total deferred tax liabilities	(8,919,000)	(8,860,000)	(1,891,000)

Net deferred tax liabilities	$(5,447,000)	$(6,701,000)	$(581,000)

The differences between the United States federal statutory tax rate and the Company's effective tax rate are as follows:

	2012		2011		2010
Statutory federal tax	$8,559,000	35.0%	$9,688,000	35.0%	$11,093,000	35.0%
State income taxes, net of federal benefit	679,000	2.8%	1,015,000	3.7%	1,699,000	5.4%
Domestic manufacturer deduction	(902,000)	-3.7%	(248,000)	-0.9%	(861,000)	-2.7%
FTC settlement	1,389,000	5.7%	-		-
Other permanent differences	(190,000)	-0.8%	71,000	0.3%	75,000	0.2%
Research and development and jobs credits	(267,000)	-1.1%	(336,000)	-1.2%	-
Other state income tax benefits	(686,000)	-2.8%	(1,051,000)	-3.9%	-
Other	-		-		75,000	0.2%
	$8,582,000	35.1%	$9,139,000	33.0%	$12,081,000	38.1%

The 2012 and 2011 effective tax rate is impacted by the Company’s extensive state income tax planning.  This planning includes taking advantage of Maryland’s apportionment methodology.  As a manufacturing entity based in Maryland, the Company utilizes the single sales factor apportionment method in addition to claiming new state jobs credits and research & development credits.  These benefits were offset by a $3.7 million FTC nondeductible settlement in 2012.

The Company has federal capital loss carry forwards of approximately $287,000 that can be carried forward for five years and will expire in 2014 through 2017.  Separate company state net operating loss carry forwards totaling $5.4 million start expiring in 2031.  Maryland state credits carry forwards totaling $293,000 and a Pennsylvania credit carry forward totaling $29,000 will expire in 2017.

11. Share-based Compensation

The Company has issued restricted stock to employees and nonemployee directors generally with terms ranging up to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighed-Average Grant Date Fair Value
Unvested at December 31, 2011	455,256	$7.08
Granted	15,770	17.46
Vested	(313,359)	7.07
Forfeited	(8,000)	6.55
Unvested at December 31, 2012	149,667	$8.21

The total share-based compensation expense charged against income during the years ended December 31, 2012, 2011, and 2010 were $2,850,000, $2,524,000, and $2,678,000, respectively. Included in share-based compensation expense for 2012 is $633,000 for 24,000 shares of performance awards to be issued to certain key employees based on achieving 2012 financial plan.  The Company intends to issue additional performance awards in 2013 to certain key employees if certain 2013 financial plans are met.  During 2013, the Company issued 137,000 restricted stock awards to certain key employees to vest over 3 - 5 years commencing January 1, 2013. The total income tax benefit recognized in the consolidated statement of income for these restricted stock awards was approximately $969,000, $986,000 and $1,044,000 for the years ending December 31, 2012, 2011, and 2010, respectively. The tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards was approximately $1,265,000, $614,000 and $1,770,000 for the years ending December 31, 2012, 2011, 2010, respectively. There was approximately $1.2 million of total unrecognized compensation cost related to restricted stock awards as of December 31, 2012. The cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

In September 2012, the 2012 Share Incentive Plan was approved at the 2012 Annual Meeting of Shareholders. The plan has a ten year term, expiring in 2022, and allows for an additional 1,000,000 shares of Company stock to be issued to participants. The awards may be issued in the form of stock options, stock appreciation rights, and restricted shares. No shares have been granted for this incentive plan as of December 31, 2012.

12. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt consisted of the following at December 31, 2012 and December 31, 2011:

	2012	2011
$3,000,000 ten-year term loan with Merrill Lynch at LIBOR plus 1.3%, approximately 1.51% at December 31, 2012. Due 2017.	2,225,000	$2,375,000
$1,500,000 ten-year term loan with Merrill Lynch at LIBOR plus 1.3%, approximately 1.51% at December 31, 2012. Due 2017.	1,113,000	1,188,000
$2,600,000 three-year term loan with Bank of America at LIBOR plus 2%, and repaid in August 2012.	-	893,000
	$3,338,000	$4,456,000
Less current portion	225,000	1,119,000
	$3,113,000	$3,337,000

Total interest paid related to long-term debt was $62,000, $89,000, and $102,000 in 2012, 2011, and 2010, respectively.

Future principal payments on long-term debt are as follows:

2013	$225,000
2014	225,000
2015	225,000
2016	225,000
2017	225,000
Thereafter	2,213,000
$3,338,000

The Company has an unused $5,000,000 revolving line of credit with Bank of America at the LIBOR rate plus 1.75%, which was 1.96% at December 31, 2012. The agreement expires on June 30, 2013.

The Bank of America line of credit and term loan is secured by substantially all the assets of the Company and contain customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The line of credit and term loan agreements also require the Company to maintain specified financial ratios and satisfy certain financial condition tests. At December 31, 2012, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests. The Merrill Lynch ten-year term loans are secured by two buildings, together with an assignment of rents and a security interest upon all fixtures now or hereafter located in the two buildings. All loans contain customary events of default. Upon the occurrence of an event of default under the term loans or line of credit, the lenders may cease making loans and declare amounts outstanding to be immediately due and payable.

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

The following tables present segment information for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31, 2012
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$300,511,000	$56,195,000	$-	$356,706,000
Cost of Sales	74,984,000	13,687,000	-	88,671,000
Selling, General and Administrative Expense	184,615,000	40,194,000	8,759,000	233,568,000
Depreciation and Amortization	8,081,000	2,864,000	260,000	11,205,000
Interest(net) and other	141,000	26,000	(1,363,000)	(1,196,000)
Income before income taxes	$32,690,000	$(576,000)	$(7,656,000)	$24,458,000

Segment Assets	$86,944,000	$14,610,000	$28,697,000	$130,251,000

	Year Ended December 31, 2011
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$259,191,000	$38,998,000	$-	$298,189,000
Cost of Sales	63,888,000	9,805,000	-	73,693,000
Selling, General and Administrative Expense	152,647,000	30,335,000	5,788,000	188,770,000
Depreciation and Amortization	6,416,000	1,596,000	332,000	8,344,000
Interest(net) and other	30,000	-	(328,000)	(298,000)
Income before income taxes	$36,210,000	$(2,738,000)	$(5,792,000)	$27,680,000

Segment Assets	$64,388,000	$12,658,000	$28,619,000	$105,665,000

	Year Ended December 31, 2010
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$229,879,000	$27,673,000	$-	$257,552,000
Cost of Sales	58,795,000	6,288,000	-	65,083,000
Selling, General and Administrative Expense	135,441,000	13,837,000	5,693,000	154,971,000
Depreciation and Amortization	4,765,000	786,000	307,000	5,858,000
Interest(net) and other	105,000	-	(157,000)	(52,000)
Income before income taxes	$30,773,000	$6,762,000	$(5,843,000)	$31,692,000

Segment Assets	$55,858,000	$9,301,000	$28,900,000	$94,059,000

INDEX TO EXHIBITS

No.
3.1	Certificate of Incorporation of the Company and amendments thereto*

3.2	By-Laws of the Company- Amended*

10.1	2012 Share Incentive Plan**

10.2	Lease relating to the Company's Owings Mills, Maryland facility***

21.1	Subsidiaries of Medifast, Inc.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*	Filed as an exhibit to and incorporated by reference to Registration Statement on Form SB-2 of the Company, File No. 33-71284-NY.

**	Included in and incorporated by reference to the Definitive Proxy Statement on Form DEF 14A of the Company filed July 30, 2012.

***	Filed as an exhibit to and incorporated by reference to the Registration Statement on Form S-4 of the Company, File No. 33-81524.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIFAST, INC.
(Registrant)

MICHAEL C. MACDONALD
Michael C. MacDonald
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Dated: March 15, 2013

TIMOTHY G. ROBINSON
Timothy G. Robison
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Name	Title	Date

/s/ HARVEY C. BARNUM	Director	March 15, 2013
Harvey C. Barnum

/s/ BARRY B. BONDROFF, CPA	Director	March 15, 2013
Barry B. Bondroff, CPA

/s/ CHARLES P. CONNOLLY	Director	March 15, 2013
Charles P. Connolly

/s/ JASON L. GROVES	Director	March 15, 2013
Jason L. Groves

/s/ GEORGE J. LAVIN, ESQ.	Director	March 15, 2013
George J. Lavin, Esq.

/s/ MICHAEL C. MACDONALD	Chairman and Chief Executive Officer	March 15, 2013
Michael C. MacDonald	Director

/s/ SR. CATHY T. MAGUIRE RSM	Director	March 15, 2013
Sr. Cathy T. Maguire, RSM

/s/ JOHN P. MCDANIEL	Director	March 15, 2013
John P. McDaniel

/s/ JERRY D. REECE	Director	March 15, 2013
Jerry D. Reece

/s/ JEANNETTE M. MILLS	Director	March 15, 2013
Jeannette M. Mills

/s/ REV. DONALD F. REILLY, OSA	Director	March 15, 2013
Rev. Donald F. Reilly, OSA

/s/ MARGARET E. SHEETZ	Director	March 15, 2013
Margaret E. Sheetz

