Form 10-Q
period 2013-03-31
MEDIFAST INC
filed 2013-05-10
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter period ended March 31, 2013

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2013
Common stock, $.001 par value per share	13,809,130

Medifast, Inc. and subsidiaries

Index

Part 1 – Financial Information:

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and
December 31, 2012 (audited)	3

Condensed Consolidated Statements of Income (unaudited) for the Three Months Ended
March 31, 2013 and 2012	4

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the Three
Months Ended March 31, 2013 and 2012	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the
Three Months Ended March 31, 2013	6

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months
Ended March 31, 2013 and 2012	7

Notes to Unaudited Condensed Financial Statements	8

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	19

Item 4 – Controls and Procedures	19

Part II – Other Information:

Item 1 – Legal Proceedings	20

Item 1.A – Risk Factors	20

Item 5 – Other Information	20

Item 6 – Exhibits	22

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$49,230,000	$39,937,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $601,000 and $542,000	2,452,000	2,148,000
Inventory	18,419,000	20,804,000
Investment securities	19,669,000	20,057,000
Income taxes, prepaid	-	873,000
Prepaid expenses and other current assets	3,403,000	3,296,000
Deferred tax assets	1,718,000	1,460,000
Total current assets	94,891,000	88,575,000

Property, plant and equipment - net	40,131,000	40,109,000
Trademarks and intangibles - net	296,000	428,000
Other assets	486,000	1,139,000

TOTAL ASSETS	$135,804,000	$130,251,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,782,000	$28,221,000
Income taxes payable	181,000	-
Current maturities of long-term debt and capital leases	275,000	528,000
Total current liabilities	31,238,000	28,749,000

Other liabilities
Long-term debt, net of current portion	-	3,113,000
Capital leases, net of current portion	641,000	696,000
Deferred tax liabilities	6,619,000	6,907,000
Total liabilities	38,498,000	39,465,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized; 15,525,955 issued; 13,809,130 and 13,767,380 issued and outstanding	16,000	16,000
Additional paid-in capital	40,737,000	40,191,000
Accumulated other comprehensive income	594,000	553,000
Retained earnings	82,467,000	76,534,000
Less: cost of 1,608,908 shares of common stock in treasury	(26,508,000)	(26,508,000)
Total stockholders' equity	97,306,000	90,786,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$135,804,000	$130,251,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue	$96,043,000	$88,924,000
Cost of sales	23,634,000	22,169,000
Gross Profit	72,409,000	66,755,000

Selling, general, and administration	63,831,000	60,618,000

Income from operations	8,578,000	6,137,000

Other income
Interest and dividend income, net	52,000	73,000
Other income	80,000	123,000
	132,000	196,000

Income before income taxes	8,710,000	6,333,000
Provision for income taxes	2,777,000	2,343,000

Net income	$5,933,000	$3,990,000

Basic earnings per share	$0.43	$0.29
Diluted earnings per share	$0.43	$0.29

Weighted average shares outstanding -
Basic	13,809,130	13,676,922
Diluted	13,913,343	13,827,821

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$5,933,000	$3,990,000
Other comprehensive income, net of tax
Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	104,000	185,000
Adjustment for net (gains)/losses realized and included in net income, net of tax	(63,000)	(47,000)
Total change in unrealized gains/losses on marketable securities, net of tax	41,000	138,000

Other comprehensive income	41,000	138,000

Comprehensive income	$5,974,000	$4,128,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Three Months Ended March 31, 2013

(Unaudited)

					Accumulated
	Number of	Par Value			other
	Shares	$0.001	Additional Paid-		comprehensive
	Issued	Amount	In Capital	Retained Earnings	income	Treasury Stock	Total
Balance, December 31, 2012	15,525,955	$16,000	$40,191,000	$76,534,000	$553,000	$(26,508,000)	$90,786,000

Share-based compensation to executives and directors			546,000				546,000
Net income				5,933,000			5,933,000
Net change in unrealized gain on investments					41,000		41,000

Balance, March 31, 2013	15,525,955	$16,000	$40,737,000	$82,467,000	$594,000	$(26,508,000)	$97,306,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$5,933,000	$3,990,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	2,630,000	2,381,000
Realized gain on investment securities, net	(23,000)	(13,000)
Share-based compensation	546,000	573,000
Deferred income taxes	(557,000)	111,000
Loss on disposal of fixed assets	15,000	40,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(304,000)	(700,000)
Inventory	2,385,000	4,622,000
Prepaid expenses and other current assets	(107,000)	(585,000)
Other assets	647,000	251,000
Accounts payable and accrued expenses	2,561,000	7,333,000
Income taxes	1,054,000	2,705,000
Net cash provided by operating activities	14,780,000	20,708,000
Cash Flow from Investing Activities:
Sale of investment securities	2,578,000	2,582,000
Purchase of investment securities	(2,115,000)	(2,859,000)
Purchase of property and equipment	(2,535,000)	(2,492,000)
Net cash used in investing activities	(2,072,000)	(2,769,000)
Cash Flow from Financing Activities:
Repayment of long-term debt and capital leases	(3,421,000)	(270,000)
Decrease in note receivable	6,000	4,000
Net cash used in financing activities	(3,415,000)	(266,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,293,000	17,673,000
Cash and cash equivalents - beginning of the period	39,937,000	14,262,000
Cash and cash equivalents - end of period	$49,230,000	$31,935,000

Supplemental disclosure of cash flow information:
Interest paid	$30,000	$29,000
Income taxes paid	$2,183,000	$515,000

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

The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

These financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included.

The consolidated balance sheet as of December 31, 2012 is derived from the audited financial statements included in the Company’s Annual Report in Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012 (the 2012 form 10-K), which should be read in conjunction with these consolidated financial statements.

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

3.	Recent Accounting Pronouncements

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information.

4.	Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which primarily occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping. Medifast Weight Control Centers’ program fees are recognized over the estimated service period.

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

Inventories consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Raw Materials	$5,828,000	$5,685,000
Packaging	748,000	653,000
Non-food Finished Goods	871,000	961,000
Finished Goods	11,247,000	13,857,000
Reserve for Obsolete Inventory	(275,000)	(352,000)
	$18,419,000	$20,804,000

6.	Intangible Assets

The Company has acquired certain intangible assets, which include: customer lists, trademarks, patents and copyrights. The customer lists are being amortized over a 3-year period based on management’s best estimate of the expected useful life. The costs of trademarks, patents and copyrights are amortized over 2 to 7 years based on their estimated useful life.

	As of March 31, 2013		As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Avg. Amortization Period

Customer lists	$235,000	$213,000	$235,000	$206,000	3 years
Trademarks, patents, and copyrights	2,437,000	2,163,000	2,437,000	2,038,000	4 years
Total	$2,672,000	$2,376,000	$2,672,000	$2,244,000

Amortization expense for the three months ended March 31, 2013 and 2012 was as follows:

	2013	2012
Customer lists	$7,000	$20,000
Trademarks, patents, and copyrights	125,000	87,000

Total trademarks and intangibles	$132,000	$107,000

Amortization expense is included in selling, general and administrative expenses.

7.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$5,933,000	$3,990,000

Denominator:
Weighted average shares of common stock outstanding	13,809,130	13,676,922
Effect of dilutive common stock equivalents	104,213	150,899

Weighted average diluted common shares outstanding	13,913,343	13,827,821

EPS:
Basic	$0.43	$0.29
Diluted	$0.43	$0.29

8.	Estimates

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

The following table represents cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$47,711,000	$-	$-	$-	$47,711,000	$47,711,000	$-

Level 1:
Money Market Accounts	1,519,000	-	-	-	1,519,000	1,519,000	-
Mutual Funds	1,067,000	19,000	(4,000)	-	1,082,000	-	1,082,000
Corporate Equity Securities	1,767,000	550,000	(45,000)	-	2,272,000	-	2,272,000
Government & Agency Securities	6,337,000	160,000	(2,000)	30,000	6,525,000	-	6,525,000
	10,690,000	729,000	(51,000)	30,000	11,398,000	1,519,000	9,879,000

Level 2:
Municipal Bonds	3,634,000	127,000	-	21,000	3,782,000	-	3,782,000
Corporate Bonds	5,849,000	111,000	(1,000)	49,000	6,008,000	-	6,008,000
	9,483,000	238,000	(1,000)	70,000	9,790,000	-	9,790,000

Total	$67,884,000	$967,000	$(52,000)	$100,000	$68,899,000	$49,230,000	$19,669,000

	December 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$38,977,000	$-	$-	$-	$38,977,000	$38,977,000	$-

Level 1:
Money Market Accounts	960,000	-	-	-	960,000	960,000	-
Mutual Funds	234,000	13,000	(1,000)	-	246,000	-	246,000
Corporate Equity Securities	1,853,000	489,000	(46,000)	-	2,296,000	-	2,296,000
Government & Agency Securities	7,004,000	180,000	(3,000)	34,000	7,215,000	-	7,215,000
	10,051,000	682,000	(50,000)	34,000	10,717,000	960,000	9,757,000

Level 2:
Municipal Bonds	4,197,000	124,000	(4,000)	27,000	4,344,000	-	4,344,000
Corporate Bonds	5,772,000	136,000	(2,000)	50,000	5,956,000	-	5,956,000
	9,969,000	260,000	(6,000)	77,000	10,300,000	-	10,300,000

Total	$58,997,000	$942,000	$(56,000)	$111,000	$59,994,000	$39,937,000	$20,057,000

10.	Shared-based Compensation

The Company has issued restricted stock to employees and nonemployee directors generally with terms up to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighed-Average Grant Date Fair Value
Unvested at December 31, 2012	149,667	$8.21
Granted	141,012	26.03
Vested	(52,679)	10.36
Unvested at March 31, 2013	238,000	$18.29

The total restricted stock awards vested and charged against income during the three months ended March 31, 2013 and 2012 was $546,000 and $573,000, respectively. The total income tax benefit recognized in the consolidated statement of income for these restricted stock awards was approximately $186,000 and $223,000 for the three months ended March 31, 2013 and 2012, respectively. No tax benefit was recognized in additional paid-in capital upon vesting of restricted stock awards for the three months ended March 31, 2013 and 2012. There was approximately $4.4 million of total unrecognized compensation cost related to restricted stock awards as of March 31, 2013. The cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

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

The following tables present segment information for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$82,394,000	$13,649,000	$-	$96,043,000
Cost of Sales	20,223,000	3,411,000	-	23,634,000
Selling, General and Administrative Expense	50,859,000	8,836,000	1,506,000	61,201,000
Depreciation and Amortization	1,815,000	758,000	57,000	2,630,000
Interest(net) and other	29,000	1,000	(162,000)	(132,000)
Income before income taxes	$9,468,000	$643,000	$(1,401,000)	$8,710,000

Segment Assets	$93,088,000	$13,807,000	$28,909,000	$135,804,000

	Three Months Ended March 31, 2012
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$75,552,000	$13,372,000	$-	$88,924,000
Cost of Sales	18,925,000	3,244,000	-	22,169,000
Selling, General and Administrative Expense	44,911,000	11,837,000	1,489,000	58,237,000
Depreciation and Amortization	1,804,000	500,000	77,000	2,381,000
Interest(net) and other	33,000	4,000	(233,000)	(196,000)
Income before income taxes	$9,879,000	$(2,213,000)	$(1,333,000)	$6,333,000

Segment Assets	$72,802,000	$14,755,000	$29,705,000	$117,262,000

12.	Contingencies

On April 1, 2011, a shareholder derivative complaint titled Shane Rothenberger, derivatively on behalf of Medifast, Inc., v. Bradley T. MacDonald et al. (Civil Action 2011-CV 863 [BEL]); and on April 11, 2011, a shareholder derivative complaint titled James A. Thompson, derivatively on behalf of Medifast, Inc., v. Bradley T. MacDonald et al. (Civil Action 2011-CV934 [BEL]) were filed in the U.S. District Court, District of Maryland. The similarly worded complaints allege breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Each complaint requests an unspecified amount of damages, a Court Order directing reformation of corporate governance, restitution to the Company and payment of costs and disbursements. The Company is named as a nominal defendant. On July 19, 2011, the U.S. District Judge ordered consolidation of the two cases, appointment of co-lead counsel, and the filing of a consolidated complaint, among other matters. The consolidated action was dismissed without prejudice by joint stipulation and Order of the Court on April 15, 2013.

On March 17, 2011, a putative class action complaint titled Oren Proter et al. v. Medifast, Inc. et al. (Civil Action 2011-CV-720[BEL]), alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the U.S. District Court, District of Maryland. The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. On March 24, 2011, a putative class action complaint titled Fred Greenberg v. Medifast, Inc., et al (Civil Action 2011-CV776 [BEL], alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the U.S. District Court, District of Maryland. The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. On July 19, 2011, the U.S. District Judge ordered the consolidation of the cases and appointment of co-lead counsel among other matters. The Greenberg case was dismissed without prejudice. The Plaintiffs subsequently filed an Amended Complaint. The Company filed a Motion to Dismiss, which was granted by the Court as to all claims on March 28, 2013.

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenen”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for Defamation, Market Manipulation and Unfair Business Practices, alleging a scheme of market manipulation of Medifast stock for Defendants’ monetary gain, by damaging the business reputation of Medifast and its Take Shape For Life division. Bradley T. MacDonald, former Executive Chairman of Medifast and Company shareholder, joined the lawsuit individually.  The lawsuit seeks $270 million in compensatory damages, punitive damages, and ancillary relief.  In March 2011, the District Court granted in part and denied in part certain Anti-SLAPP Motions to Strike (i.e. motions to dismiss) previously filed by all Defendants.  The Company has appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenen in the 9th Circuit Court of Appeals.  Defendant FitzPatrick’s motion was denied as to the Company’s defamation claim, and FitzPatrick has appealed that portion of the Court’s ruling.  Both appeals have been fully-briefed and oral argument was held on March 5, 2013.  A decision on the appeals remains pending at this time.

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

Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995.  Statements that are not historical facts, including statements about management’s expectations for fiscal year 2013 and beyond, are forward-looking statements and involve various risks and uncertainties.  Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company’s expectations.  The Company cautions investors not to place undue reliance on forward-looking statements which speak only to management’s experience on this data.

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

Revenue Recognition:  Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which primarily occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping. Medifast Weight Control Centers program fees are recognized over the estimated service period.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the three months ended March 31, 2013 and 2012, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2009.

Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provisions for estimated returns as of March 31, 2013 and December 31, 2012 were $403,000 and $300,000, respectively.

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

Background:

The Company is engaged in the production, distribution, and sale of weight management products and other consumable health and diet products. The Company’s product lines include meal replacements and supplements. Our products and services are sold to weight loss program participants primarily via the internet, telephone, and brick and mortar clinics. Customers of our Health Coaches in the Take Shape For Life person-to-person direct sales channel are directed to order our products through either the internet or through the Company’s in-house call center. Our meal food items accounted for 96% of our revenues in the first quarter of 2013 and 95% of our revenues in the first quarter of 2012. Program sales in our Medifast Weight Control Center channel accounted for 2% of revenues in the first three months of 2013 and 3% in the first three months of 2012. Shipping revenue and other accounted for 2% in the first three months of 2013 and 2012. Revenue consists primarily of meal replacement food sales. In the first three months of 2013, revenue increased to $96.0 million as compared to $88.9 million in the first three months of 2012, an increase of $7.1 million or 8%. The Take Shape For Life sales channel accounted for 61.9% of total revenue, Medifast Direct 23.9%, and Medifast Weight Control Centers and Medifast Wholesale Physicians 14.2%.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend, number of active Health Coaches and average monthly revenue generated per health coach in the Take Shape For Life channel, and average same store sales improvement for the Medifast Weight Control Center channel.

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

Take Shape For Life™ – Take Shape For Life is the personal coaching division of Medifast. The coaching network consists of independent contractor Health Coaches (“Health Coaches”), who are trained to provide coaching and support to clients on Medifast weight-loss programs and is led by its co-founder, a physician with a background in critical care. The role of the Health Coach is to give clients the encouragement and mentoring to assist them to successfully reach a healthy weight. The Take Shape For Life program provides a road map to empower the individual to take control of their health through adopting better long-term habits. Take Shape For Life offers the exclusive proprietary BeSlim® philosophy, which encourages long-term weight maintenance. Take Shape For Life also moves beyond the scope of weight loss to teach clients how to achieve optimal health through the balance of body, mind, and finances. The program uses the high-quality, medically validated products of Medifast that have been proven safe and effective in clinical studies described in our most recent Annual Report on Form 10-K, under “Clinical Research Overview.” Health Coaches and their clients follow the Habits of Health book and companion workbook written by the Take Shape For Life co-founder to create a lifelong health optimization program. In addition to the encouragement and support of a Health Coach, clients of Take Shape For Life are offered a bio-network of support including product and program information on our website, weekly medical and general support calls, and access to our registered dietitians.

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

Medifast Weight Control Centers – Medifast Weight Control Centers is the brick and mortar clinic channel of Medifast with affiliate-owned locations in Pennsylvania, New Jersey, Delaware, Texas, Florida, Maryland, North Carolina and Virginia. In the first quarter of 2013, the Company closed one of its existing centers, leaving a total of 86 locations in operation at quarter-end. Medifast Weight Control Centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized client counseling, an InbodyTM composition analysis, and monitoring with a BodyGemTM resting metabolic rate measurement device. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives. The Centers also benefit from the enterprise brand advertising which encourages walk-ins and referrals from its customers and other Medifast business channels.

In 2008, Medifast Franchise Systems, Inc. (“MFSI”), a subsidiary of Medifast, began offering the Center model as a franchise opportunity. MFSI currently has franchised centers located in Alabama, Arizona, California, Louisiana, Minnesota, Wisconsin, Maryland and Pennsylvania. As of March 31, 2013, 36 franchise locations were in operation.

MFSI currently offers the Medifast Weight Control Center franchise opportunity in all States except Hawaii, North Dakota, South Dakota, and Wisconsin under a registered (where required) franchise disclosure document (FDD). The MFSI Franchise Agreement requires franchisees to develop a minimum of three Medifast Weight Control Centers within a defined geographic area in the time frame set forth in the Development Agreement between Medifast and the franchisees.

Our MFSI’s franchise strategy depends on our franchisees’ active involvement in, and management of, Medifast Weight Control Center operations. Candidates are reviewed for appropriate operational experience and financial stability, including specific net worth and liquidity requirements. Upon execution of the Franchise Agreement and Development Agreement, franchisees are required to promptly select sites for the Centers which are subject to MFSI’s approval.

A franchisee’s initial fee includes the franchise fee for the first Center to be developed and a non-refundable deposit for the second and third Centers to be developed, and covers the cost of MFSI resources provided for, among other things, the training of franchisees and their staff, and approval of the proposed territory for development. If a franchisee desires to open more than three centers in the designated territory, there is an additional fee charged for each additional Center to be developed. MFSI provides initial investment estimates in the FDD and cautions applicants considering the franchise opportunity that their actual expenses may vary from the estimates given. Required legal disclosures are provided and the applicant may not sign the Agreements until the applicant has had 14 days to consider the FDD.

Prior to the opening of each Medifast Weight Control Center franchise established under the Franchise and Development Agreements, MFSI will do the following:

i.	designate the Center’s Protected Territory.

ii.	review for approval the sites selected by the Franchisee for the Center.

iii.	review for approval the lease governing the location where the Center is to be located.

iv.	provide the franchisee with standard plans and specifications for the build-out of the Center along with a list of equipment and improvements which the franchisee is required to purchase and install.

v.	provide an initial training program.

vi.	provide the franchisee on-site assistance and guidance for approximately three to five days during or close to the opening of the Center.

vii.	provide the franchisee with online access to a password-protected, electronic version of the Medifast Weight Control Centers® Franchise Operations Manuals.

MFSI does not provide products at a discounted price, offer direct or indirect financing, or guarantee a franchisee’s notes, leases or other obligations.

While MFSI does not currently have a purchase option included in its franchise agreement, it does have the right of first refusal to acquire a Center if the franchisee wishes to sell a Center.

See Note 11, “Business Segments” of the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

Medifast Wholesale Physicians- Medifast physicians have been implementing the Medifast Program within their practices since 1980. These physicians carry an inventory of wholesale Medifast products and resell them to patients. They also provide appropriate medical monitoring, testing, and support for patients on the Medifast Program. Medifast products and programs have been recommended by over 20,000 doctors since 1980. Many Medifast physicians take advantage of the Medifast Direct or the Take Shape For Life program to support their patient base.

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

Overview of the Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

	Three Months Ended March 31,
	2013	2012	$ Change	% Change

Revenue	$96,043,000	$88,924,000	$7,119,000	8%
Cost of sales	23,634,000	22,169,000	1,465,000	7%
Gross Profit	72,409,000	66,755,000	5,654,000	8%

Selling, general, and administrative costs	63,831,000	60,618,000	3,213,000	5%

Income from operations	8,578,000	6,137,000	2,441,000	40%

Other income
Interest income, net	52,000	73,000	(21,000)	-29%
Other expense	80,000	123,000	(43,000)	-35%
	132,000	196,000	(64,000)	-33%

Income before provision for income taxes	8,710,000	6,333,000	2,377,000	38%
Provision for income tax expense	2,777,000	2,343,000	434,000	19%

Net income	$5,933,000	$3,990,000	$1,943,000	49%

% of revenue

Gross Profit	75.4%	75.1%
Selling, general, and administrative costs	66.5%	68.2%
Income from Operations	8.9%	6.9%

Revenue: Revenue increased to $96.0 million in the first quarter of 2013 compared to $88.9 million in the first quarter of 2012, an increase of $7.1 million or 8%. The Take Shape For Life sales channel accounted for 61.9% of total revenue, Medifast Direct 23.9%, and Medifast Weight Control Centers and Medifast Wholesale Physicians 14.2%. Take Shape For Life sales, which are fueled by increased customer product sales as a result of an increase in active Health Coaches, increased by 12% compared to the first quarter of 2012. As compared to the first quarter of 2012, the Medifast Direct sales channel, which is fueled primarily by consumer advertising, increased revenues by approximately 2% year-over-year. The Medifast Weight Control Centers and Medifast Wholesale Physicians increased sales by 2% due to the opening of new corporate locations in 2012 and new franchise locations in 2012 and 2013. Beginning in the first quarter of 2013, the Company will now report a revenue to spend ratio based on total revenue and total advertising spend as a measure of overall advertising effectiveness. Medifast’s advertising has evolved to become focused on a combination of direct response and call to action marketing along with brand building and awareness creation messaging. In the first quarter of 2013 the Company’s revenue to spend ratio was 9.6-to-1 versus 9.0-to-1 in the first quarter of 2012.

In the first three months of 2013, we continued to see sales growth and improvement in Take Shape For Life, Medifast Direct and Medifast Weight Control Centers and Medifast Wholesale Physicians. Take Shape For Life revenue increased 12% to $59.4 million compared with $53.0 million in 2012. Growth in revenues for the segment was driven by increased customer product sales. The number of active Health Coaches at the end of the first quarter of 2013 increased to 11,300 compared with 10,200 during the period a year ago, an increase of 11%. Active Health Coaches are defined as Health Coaches receiving income from a product sale in the last month of the quarter. The average revenue per health coach per month increased from $1,650 in the first quarter of 2012 to $1,720 in the first quarter 2013. These increases are attributable to the launch of new Health Coach and Client acquisition videos and brochures in Q4 2012.

The Medifast Direct Sales division increased 2% to $23.0 million as compared with $22.5 million in 2012, an increase of $0.5 million. Revenues in this channel were driven primarily by targeted customer advertising on-line, across local radio, via email and direct mail campaigns, and by highlighting customer successes in large national publications and on television. The Company is focused on optimizing e-commerce performance and has invested in both tools and talent to drive website performance and conversion.

The Medifast Weight Control Centers and Medifast Wholesale Physicians experienced revenue growth of 2% in the first quarter of 2013 as compared to 2012. Revenue increased due to the opening of twelve new corporate centers during the second and third quarters of 2012 and the increased success of franchise centers. The increase was partially offset by the closure of one corporate-owned center in 2013 and two corporate-owned centers in 2012. At March 31, 2013, Medifast Weight Control Centers were operating in eighty-six corporate locations and thirty-six franchise centers were in operation. In the first quarter of 2013, same store sales decreased by 16% for corporate centers open greater than one year. The Company’s focus to improve profitability by creating operational efficiency, optimizing staffing, and managing expenses including advertising spend contributed to the decrease in same store sales. There were 73 centers in the comparative same-store-sales base at March 31, 2013.

Costs of Sales: Cost of sales increased $1.5 million in the first quarter of 2013 to $23.6 million compared to $22.1 million in the first quarter of 2012. As a percentage of sales, gross margin increased to 75.4% from 75.1% in the first quarter of 2012. The increase in gross margin is the result of offering fewer customer discounts, partially offset by increased commodity and shipping costs.

Selling, General and Administrative Costs: Selling, general and administrative expenses were $63.8 million compared to $60.6 million in the first quarter of 2012, an increase of $3.2 million. As a percentage of sales, selling, general and administrative expenses decreased to 66.5% versus 68.2% in the first quarter of 2012. Take Shape For Life commission expense, which is variable based upon product sales, increased by approximately $3.2 million as TSFL sales grew 12% as compared to the first quarter of 2012. Take Shape For Life Health Coaches are independent contractors that are paid commissions on product sales referred to the Company. Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center. The clients of Health Coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address. Health Coaches are not required to purchase product in order to receive a commission. In addition, Health Coaches do not receive a commission on their personal product orders.

Salaries and benefits decreased by approximately $0.9 million in the first quarter of 2013 compared to last year. This decrease was driven by savings recognized as a result of the restructuring that took place at the end of the first quarter of 2012 to facilitate a workforce reduction in the Medifast Weight Control Centers and Corporate offices. The savings were partially offset by the hiring of and increased salaries for key executive positions.

Sales and marketing expense decreased by $0.3 million in the first quarter of 2013 compared to last year. The decrease is the result of the Company’s continued effort to balance marketing expenses to result in increased sales and a strong bottom line.

Office expenses decreased $0.2 million due to decreases in accounting expenses, consulting expense, insurance expenses, and general office expenses. The savings were partially offset by an increase in legal fees year-over-year. Other expenses consisting primarily of depreciation, credit card processing fees, and licenses and fees increased by $1.4 million. The most significant driver of this change was an increase in depreciation and licenses and fees resulting from the Company continuing to invest in improving our infrastructure to support growth and the accrued sales tax liability that the Company began recognizing in the fourth quarter of 2012.

Income taxes: In the first quarter of 2013, the Company recorded $2.8 million in income tax expense, an effective rate of 31.9%. In the first quarter of 2012, the Company recorded $2.3 million income tax expense, an effective rate of 37.0%. The decrease in the effective tax rate was the result of state tax restructuring in addition to benefiting from newly enacted research and development credits effective January 1, 2013 applicable retroactively to 2012 activity. The Company anticipates a full year tax rate of approximately 34-35% in 2013.

Net income: Net income was $5.9 million in the first quarter of 2013 as compared to $4.0 million in the first quarter of 2012, an increase of $1.9 million. Pre-tax profit as a percent of sales increased to 9.1% in the first quarter of 2013 as compared to 7.1% in the first quarter of 2012. The increase in profitability in the first quarter of 2013 is primarily a result of MWCC and Wholesale segment income (loss) before taxes increasing from a loss of $2.2 million in the first quarter of 2012 to a gain of $0.6 million in the first quarter of 2013, an overall increase of $2.8 million. The segment benefited from savings related to the staffing re-alignment completed in the first quarter of 2012 and a reduction in advertising spend as a percentage of sales for each corporate center. This improvement in profit is partially offset by the increase in other expenses for depreciation, licenses and fees, and accrued sales tax discussed above.

SEGMENT RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 and March 31, 2012

	Net Sales by Segment for the three months ended March 31,
	2013		2012
Segments	Sales	% of Total	Sales	% of Total

Medifast	$82,394,000	86%	$75,552,000	85%
MWCC and Wholesale	13,649,000	14%	13,372,000	15%
Total Sales	$96,043,000	100%	$88,924,000	100%

Medifast Segment: The Medifast segment consists of the sales from Medifast Direct Marketing and Take Shape For Life. As this represents the majority of our business, this is discussed in the Overview of the Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012 above.

The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians. Sales increased by approximately $300,000, or 2% in the first quarter of 2013 as compared to 2012. Revenue increased due to the opening of twelve new corporate centers during the second and third quarters of 2012 and the increased success of franchise centers. The increase was partially offset by the closure of one corporate-owned center in 2013 and two corporate-owned centers in 2012. At March 31, 2013, Medifast Weight Control Centers were operating in eighty-six corporate locations and thirty-six franchise locations.

Three Months Ended March 31, 2013 and March 31, 2012

	Income Before Income Taxes by Segment for the three months ended March 31,
	2013		2012
Segments	Profit	% of Total	Profit	% of Total

Medifast	$9,468,000	109%	$9,879,000	156%
MWCC and Wholesale	643,000	7%	(2,213,000)	-35%
All Other	(1,401,000)	-16%	(1,333,000)	-21%
Income before income taxes	$8,710,000	100%	$6,333,000	100%

Medifast Segment: The Medifast reporting segment consists of the activity of Medifast Direct Marketing and Take Shape For Life. This represents the majority of our business and is discussed in the Overview of the Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012 above. See Note 11, “Business Segments” of the financial statements for a detailed breakout of expenses.

MWCC and Wholesale Segment: Profitability of this segment increased $2.86 million in the first quarter of 2013 as compared to the first quarter of 2012. The increase was the result of savings from the staffing re-alignment completed in the first quarter of 2012, increased success of franchise centers, and reduced advertising spend as a percentage of sales for each corporate center.

The Company had eighty-six corporate centers and thirty-six franchise centers in operation as of March 31, 2013 as compared to seventy-five and twenty-two, respectively in 2012.

All Other Segment: The All other segment consists of corporate expenses related to the parent Company operations. Year-over-year parent company expenses increased by $68,000. Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations. See footnote 11, “Business Segments”, for additional detail.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company paid off our outstanding debt during the first quarter of 2013, eliminating our current exposure to interest rate risk. However, we have an undrawn revolving line of credit for $5,000,000, should we choose to draw on this line of credit in the future we would be subject to market risk due to changing interest rates.

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

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

On April 1, 2011, a shareholder derivative complaint titled Shane Rothenberger, derivatively on behalf of Medifast, Inc., v. Bradley T. MacDonald et al. (Civil Action 2011-CV 863 [BEL]); and on April 11, 2011, a shareholder derivative complaint titled James A. Thompson, derivatively on behalf of Medifast, Inc., v. Bradley T. MacDonald et al. (Civil Action 2011-CV934 [BEL]) were filed in the U.S. District Court, District of Maryland. The similarly worded complaints allege breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Each complaint requests an unspecified amount of damages, a Court Order directing reformation of corporate governance, restitution to the Company and payment of costs and disbursements. The Company is named as a nominal defendant. On July 19, 2011, the U.S. District Judge ordered consolidation of the two cases, appointment of co-lead counsel, and the filing of a consolidated complaint, among other matters. The consolidated action was dismissed without prejudice by joint stipulation and Order of the Court on April 15, 2013.

On March 17, 2011, a putative class action complaint titled Oren Proter et al. v. Medifast, Inc. et al. (Civil Action 2011-CV-720[BEL]), alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the U.S. District Court, District of Maryland. The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. On March 24, 2011, a putative class action complaint titled Fred Greenberg v. Medifast, Inc., et al (Civil Action 2011-CV776 [BEL], alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act, was filed for an unspecified amount of damages in the U.S. District Court, District of Maryland. The complaint alleges that the defendants made false and/or misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations and prospects. On July 19, 2011, the U.S. District Judge ordered the consolidation of the cases and appointment of co-lead counsel among other matters. The Greenberg case was dismissed without prejudice. The Plaintiffs subsequently filed an Amended Complaint. The Company filed a Motion to Dismiss, which was granted by the Court as to all claims on March 28, 2013.

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenen”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for Defamation, Market Manipulation and Unfair Business Practices, alleging a scheme of market manipulation of Medifast stock for Defendants’ monetary gain, by damaging the business reputation of Medifast and its Take Shape For Life division. Bradley T. MacDonald, former Executive Chairman of Medifast and Company shareholder, joined the lawsuit individually.  The lawsuit seeks $270 million in compensatory damages, punitive damages, and ancillary relief.  In March 2011, the District Court granted in part and denied in part certain Anti-SLAPP Motions to Strike (i.e. motions to dismiss) previously filed by all Defendants.  The Company has appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenen in the 9th Circuit Court of Appeals.  Defendant FitzPatrick’s motion was denied as to the Company’s defamation claim, and FitzPatrick has appealed that portion of the Court’s ruling.  Both appeals have been fully-briefed and oral argument was held on March 5, 2013.  A decision on the appeals remains pending at this time.

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

Item 1A. Risk Factors

Information about risk factors for the three months ended March 31, 2013, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 5. Other Information

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

No stock repurchases were made during the quarter ended March 31, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL C. MACDONALD	May 10, 2013
Michael C. MacDonald
Executive Chairman of the Board and Chief Executive Officer
(principal executive officer )

BY:	/S/ TIMOTHY G. ROBINSON	May 10, 2013
Timothy G. Robinson
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

