Form 10-Q
period 2013-06-30
MEDIFAST INC
filed 2013-08-09
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter period ended June 30, 2013

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

Yes ☒      No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerate filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2013
Common stock, $.001 par value per share	13,863,043

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$44,405,000	$39,937,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $683,000 and $542,000	1,965,000	2,148,000
Inventory	15,981,000	20,804,000
Investment securities	33,707,000	20,057,000
Income taxes, prepaid	334,000	873,000
Prepaid expenses and other current assets	2,982,000	3,296,000
Deferred tax assets	1,816,000	1,460,000
Total current assets	101,190,000	88,575,000

Property, plant and equipment - net	40,665,000	40,109,000
Trademarks and intangibles - net	167,000	428,000
Other assets	419,000	1,139,000

TOTAL ASSETS	$142,441,000	$130,251,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,682,000	$28,221,000
Current maturities of long-term debt and capital leases	247,000	528,000
Total current liabilities	30,929,000	28,749,000

Other liabilities:
Long-term debt, net of current portion	-	3,113,000
Capital leases, net of current portion	586,000	696,000
Deferred tax liabilities	6,378,000	6,907,000
Total liabilities	37,893,000	39,465,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized;
15,542,118 and 15,525,955 issued; 13,863,043 and 13,767,380 issued and outstanding	16,000	16,000
Additional paid-in capital	41,440,000	40,191,000
Accumulated other comprehensive income	60,000	553,000
Retained earnings	89,540,000	76,534,000
Less: cost of 1,608,908 shares of common stock in treasury	(26,508,000)	(26,508,000)
Total stockholders' equity	104,548,000	90,786,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$142,441,000	$130,251,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$97,072,000	$93,571,000	$193,115,000	$182,496,000
Cost of sales	24,142,000	23,431,000	47,776,000	45,600,000
Gross Profit	72,930,000	70,140,000	145,339,000	136,896,000

Selling, general, and administration	62,289,000	65,542,000	126,120,000	126,160,000

Income from operations	10,641,000	4,598,000	19,219,000	10,736,000

Other income
Interest and dividend income, net	98,000	90,000	150,000	162,000
Other income	139,000	814,000	219,000	938,000
	237,000	904,000	369,000	1,100,000

Income before income taxes	10,878,000	5,502,000	19,588,000	11,836,000
Provision for income taxes	3,805,000	2,689,000	6,582,000	5,032,000

Net income	$7,073,000	$2,813,000	$13,006,000	$6,804,000

Basic earnings per share	$0.51	$0.20	$0.94	$0.50
Diluted earnings per share	$0.51	$0.20	$0.93	$0.49

Weighted average shares outstanding -
Basic	13,863,043	13,747,000	13,836,087	13,711,961
Diluted	13,963,057	13,834,264	13,995,171	13,779,595

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$7,073,000	$2,813,000	$13,006,000	$6,804,000
Other comprehensive income, net of tax
Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	(412,000)	(60,000)	(308,000)	125,000
Adjustment for net (gains)/losses realized and included in net income, net of tax	(122,000)	(42,000)	(185,000)	(89,000)
Total change in unrealized gains/losses on marketable securities, net of tax	(534,000)	(102,000)	(493,000)	36,000

Other comprehensive income	(534,000)	(102,000)	(493,000)	36,000

Comprehensive income	$6,539,000	$2,711,000	$12,513,000	$6,840,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Six Months Ended June 30, 2013

(Unaudited)

					Accumulated
	Number of	Par Value			other
	Shares	$0.001	Additional Paid-		comprehensive
	Issued	Amount	In Capital	Retained Earnings	income	Treasury Stock	Total
Balance, December 31, 2012	15,525,955	$16,000	$40,191,000	$76,534,000	$553,000	$(26,508,000)	$90,786,000

Shares issued to executives	16,163
Share-based compensation to executives and directors			1,151,000				1,151,000
Share-based compensation tax benefit			98,000				98,000
Net income				13,006,000			13,006,000
Net change in unrealized gain on investments					(493,000)		(493,000)

Balance, June 30, 2013	15,542,118	$16,000	$41,440,000	$89,540,000	$60,000	$(26,508,000)	$104,548,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$13,006,000	$6,804,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	5,221,000	5,190,000
Realized gain on investment securities, net	(198,000)	(48,000)
Share-based compensation	1,151,000	1,455,000
Deferred income taxes	(552,000)	(616,000)
Loss on disposal of fixed assets	61,000	44,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	183,000	(918,000)
Inventory	4,823,000	3,704,000
Prepaid expenses and other current assets	314,000	(843,000)
Other assets	708,000	429,000
Accounts payable and accrued expenses	2,461,000	11,256,000
Income taxes	539,000	4,992,000
Net cash provided by operating activities	27,717,000	31,449,000
Cash Flow from Investing Activities:
Sale of investment securities	5,909,000	5,411,000
Purchase of investment securities	(20,187,000)	(5,200,000)
Purchase of property and equipment	(5,577,000)	(5,347,000)
Net cash used in investing activities	(19,855,000)	(5,136,000)
Cash Flow from Financing Activities:
Repayment of long-term debt and capital leases	(3,504,000)	(1,163,000)
Decrease in note receivable	12,000	8,000
Excess tax benefits from share-based compensation	98,000	464,000
Purchase of treasury stock	-	(2,764,000)
Net cash used in financing activities	(3,394,000)	(3,455,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,468,000	22,858,000
Cash and cash equivalents - beginning of the period	39,937,000	14,262,000
Cash and cash equivalents - end of period	$44,405,000	$37,120,000

Supplemental disclosure of cash flow information:
Interest paid	$38,000	$56,000
Income taxes paid	$6,418,000	$105,000

Supplemental disclosure of non cash activity:
Capitalized lease additions	$-	$104,000

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

The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

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

Inventories consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Raw Materials	$4,723,000	$5,685,000
Packaging	666,000	653,000
Non-food Finished Goods	917,000	961,000
Finished Goods	9,904,000	13,857,000
Reserve for Obsolete Inventory	(229,000)	(352,000)
	$15,981,000	$20,804,000

6.	Intangible Assets

The Company has acquired certain intangible assets, which include: customer lists, trademarks, patents and copyrights. The customer lists are being amortized over a 3-year period based on management’s best estimate of the expected useful life. The costs of trademarks, patents and copyrights are amortized over 2 to 7 years based on their estimated useful life.

	As of June 30, 2013		As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Avg. Amortization Period

Customer lists	$235,000	$221,000	$235,000	$206,000	3 years
Trademarks, patents, and copyrights	2,437,000	2,284,000	2,437,000	2,038,000	4 years
Total	$2,672,000	$2,505,000	$2,672,000	$2,244,000

Amortization expense for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Customer lists	$8,000	$20,000	$15,000	$40,000
Trademarks, patents, and copyrights	121,000	132,000	246,000	219,000

Total trademarks and intangibles	$129,000	$152,000	$261,000	$259,000

Amortization expense is included in selling, general and administrative expenses.

7.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$7,073,000	$2,813,000	$13,006,000	$6,804,000

Denominator:
Weighted average shares of common stock outstanding	13,863,043	13,747,000	13,836,087	13,711,961
Effect of dilutive common stock equivalents	100,014	87,264	159,084	67,634

Weighted average diluted common shares outstanding	13,963,057	13,834,264	13,995,171	13,779,595

EPS:
Basic	$0.51	$0.20	$0.94	$0.50
Diluted	$0.51	$0.20	$0.93	$0.49

8.	Estimates

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

The following table represents cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$42,531,000	$-	$-	$-	$42,531,000	$42,531,000	$-

Level 1:
Money Market Accounts	1,874,000	-	-	-	1,874,000	1,874,000	-
Mutual Funds	9,361,000	16,000	(242,000)	-	9,135,000	-	9,135,000
Corporate Equity Securities	4,527,000	410,000	(170,000)	-	4,767,000	-	4,767,000
Government & Agency Securities	7,809,000	76,000	(90,000)	29,000	7,824,000	-	7,824,000
	23,571,000	502,000	(502,000)	29,000	23,600,000	1,874,000	21,726,000

Level 2:
Municipal Bonds	3,629,000	88,000	(1,000)	24,000	3,740,000	-	3,740,000
Corporate Bonds	8,211,000	60,000	(87,000)	57,000	8,241,000	-	8,241,000
	11,840,000	148,000	(88,000)	81,000	11,981,000	-	11,981,000

Total	$77,942,000	$650,000	$(590,000)	$110,000	$78,112,000	$44,405,000	$33,707,000

	December 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$38,977,000	$-	$-	$-	$38,977,000	$38,977,000	$-

Level 1:
Money Market Accounts	960,000	-	-	-	960,000	960,000	-
Mutual Funds	234,000	13,000	(1,000)	-	246,000	-	246,000
Corporate Equity Securities	1,853,000	489,000	(46,000)	-	2,296,000	-	2,296,000
Government & Agency Securities	7,004,000	180,000	(3,000)	34,000	7,215,000	-	7,215,000
	10,051,000	682,000	(50,000)	34,000	10,717,000	960,000	9,757,000

Level 2:
Municipal Bonds	4,197,000	124,000	(4,000)	27,000	4,344,000	-	4,344,000
Corporate Bonds	5,772,000	136,000	(2,000)	50,000	5,956,000	-	5,956,000
	9,969,000	260,000	(6,000)	77,000	10,300,000	-	10,300,000

Total	$58,997,000	$942,000	$(56,000)	$111,000	$59,994,000	$39,937,000	$20,057,000

10.	Shared-based Compensation

The Company has issued restricted stock to employees and nonemployee directors generally with terms up to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighed-Average Grant Date Fair Value
Unvested at December 31, 2012	149,667	$8.21
Granted	311,761	25.21
Vested	(113,106)	12.16
Forfeited	-	-
Unvested at June 30, 2013	348,322	$22.14

The total restricted stock awards vested and charged against income during the three months ended June 30, 2013 and 2012 was $829,000 and $882,000, respectively and $1.4 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively. The total income tax benefit recognized in the consolidated statement of income for these restricted stock awards was approximately $282,000 and $341,000 for the three months ended June 30, 2013 and 2012, respectively and $468,000 and $563,000 for the six months ended June 30, 2013 and 2012, respectively. The tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards was approximately $98,000 and $464,000 for the three and six months ended June 30, 2013 and 2012, respectively. There was approximately $7.7 million of total unrecognized compensation cost related to restricted stock awards as of June 30, 2013. The cost is expected to be recognized over a weighted-average period of approximately 4.6 years.

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

The following tables present segment information for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June, 2013
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$82,907,000	$14,165,000	$-	$97,072,000
Cost of Sales	20,447,000	3,695,000	-	24,142,000
Selling, General and Administrative Expense	49,199,000	8,788,000	1,712,000	59,699,000
Depreciation and Amortization	1,829,000	693,000	68,000	2,590,000
Interest(net) and other	49,000	3,000	(289,000)	(237,000)
Income before income taxes	$11,383,000	$986,000	$(1,491,000)	$10,878,000

Segment Assets	$84,593,000	$14,043,000	$43,805,000	$142,441,000

	Three Months Ended June 30, 2012
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$78,220,000	$15,351,000	$-	$93,571,000
Cost of Sales	19,782,000	3,649,000	-	23,431,000
Selling, General and Administrative Expense	47,173,000	10,279,000	5,282,000	62,734,000
Depreciation and Amortization	2,030,000	720,000	58,000	2,808,000
Interest(net) and other	14,000	4,000	(922,000)	(904,000)
Income before income taxes	$9,221,000	$699,000	$(4,418,000)	$5,502,000

Segment Assets	$76,898,000	$15,853,000	$28,207,000	$120,958,000

	Six Months Ended June, 2013
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$165,301,000	$27,814,000	$-	$193,115,000
Cost of Sales	40,670,000	7,106,000	-	47,776,000
Selling, General and Administrative Expense	100,058,000	17,624,000	3,217,000	120,899,000
Depreciation and Amortization	3,644,000	1,451,000	126,000	5,221,000
Interest(net) and other	78,000	3,000	(450,000)	(369,000)
Income before income taxes	$20,851,000	$1,630,000	$(2,893,000)	$19,588,000

Segment Assets	$84,593,000	$14,043,000	$43,805,000	$142,441,000

	Six Months Ended June 30, 2012
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$153,773,000	$28,723,000	$-	$182,496,000
Cost of Sales	38,709,000	6,891,000	-	45,600,000
Selling, General and Administrative Expense	92,084,000	22,115,000	6,771,000	120,970,000
Depreciation and Amortization	3,825,000	1,230,000	135,000	5,190,000
Interest(net) and other	47,000	8,000	(1,155,000)	(1,100,000)
Income before income taxes	$19,108,000	$(1,521,000)	$(5,751,000)	$11,836,000

Segment Assets	$76,898,000	$15,853,000	$28,207,000	$120,958,000

12.	Contingencies

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

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenen”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for Defamation, Market Manipulation and Unfair Business Practices, alleging a scheme of market manipulation of Medifast stock for Defendants’ monetary gain, by damaging the business reputation of Medifast and its Take Shape For Life division. Bradley T. MacDonald, former Executive Chairman of Medifast and Company shareholder, joined the lawsuit individually.  The lawsuit seeks $270 million in compensatory damages, punitive damages, and ancillary relief.  In March 2011, the District Court granted in part and denied in part certain Anti-SLAPP Motions to Strike (i.e. motions to dismiss) previously filed by all Defendants.  The Company has appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenen in the 9th Circuit Court of Appeals.  Defendant FitzPatrick’s motion was denied as to the Company’s defamation claim, and FitzPatrick has appealed that portion of the Court’s ruling.  Both appeals have been fully-briefed and oral argument was held on March 5, 2013.  On May 20, 2013, the Court deferred its decision on Medifast and FitzPatrick’s appeals pending the determination of a petition for rehearing en banc in another Anti-SLAPP appeal, Tarla Makaeff v. Trump University, LLC, Case No. 11-55016, filed on April 30, 2013.  That petition is currently pending before the Ninth Circuit.

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

On July 20, 2012, Jason Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company, signed a proposed consent decree with the Federal Trade Commission (“FTC”), in response to the FTC’s investigation of certain statements in the Company’s advertising for its weight-loss programs.  On September 17, 2012 the consent decree was entered and approved by the United States District Court for the District of Columbia. The consent decree replaces a previous consent order entered into by Jason Pharmaceuticals, Inc. and the FTC in 1992.  The FTC expressed concern that some of the Company’s advertising contained claims which were not compatible with current standards for substantiation.  Pursuant to the consent decree, the Company agreed to modify certain advertising claims in this regard and agreed to ensure that its clinical studies meet the protocol contained in the consent agreement.  The Company paid a civil penalty of $3.7 million to resolve the FTC’s concerns and avoid protracted legal proceedings.  The Company accrued for the penalty in the second quarter of 2012 as part of selling, general & administration expenses.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the six months ended June 30, 2013 and 2012, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2007.

Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provisions for estimated returns as of June 30, 2013 and December 31, 2012 were $501,000 and $300,000, respectively.

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

Background:

The Company is engaged in the production, distribution, and sale of weight management products and other consumable health and diet products. The Company’s product lines include meal replacements and supplements. Our products and services are sold to weight loss program participants primarily via the internet, telephone, and brick and mortar clinics. Customers of our Health Coaches in the Take Shape For Life person-to-person direct sales channel are directed to order our products through either the internet or through the Company’s in-house call center. Our product sales accounted for 96% of our revenues in the first six months of 2013 and 95% of our revenues in the first six months of 2012. Program sales in our Medifast Weight Control Center channel accounted for 2% of revenues in the first six months of 2013 and 3% in the first six months of 2012. Shipping revenue and other accounted for 2% in the first six months of 2013 and 2012. Revenue consists primarily of meal replacement food sales. In the first six months of 2013, revenue increased to $193.1 million as compared to $182.5 million in the first six months of 2012, an increase of $10.6 million or 6%. The Take Shape For Life sales channel accounted for 62.6% of total revenue, Medifast Direct 23.0%, and Medifast Weight Control Centers and Medifast Wholesale Physicians 14.4%.

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

Take Shape For Life™ – Take Shape For Life is the personal coaching division of Medifast. The coaching network consists of independent contractor Health Coaches (“Health Coaches”), who are trained to provide coaching and support to clients on Medifast weight-loss programs and is led by its co-founder, a physician with a background in critical care. The role of the Health Coach is to give clients the encouragement and mentoring to assist them to successfully reach a healthy weight. The Take Shape For Life program provides a road map to empower the individual to take control of their health through adopting better long-term habits. Take Shape For Life moves beyond the scope of weight loss to teach clients how to achieve optimal health through the balance of body, mind, and finances. The program uses the high-quality, medically validated products of Medifast that have been proven safe and effective in clinical studies described in our most recent Annual Report on Form 10-K, under “Clinical Research Overview.” Health Coaches and their clients follow the Habits of Health book and companion workbook written by the Take Shape For Life co-founder to create a lifelong health optimization program. In addition to the encouragement and support of a Health Coach, clients of Take Shape For Life are offered a bio-network of support including product and program information on our website, weekly medical and general support calls, and access to our registered dietitians.

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

Take Shape For Life Health Coaches are independent contractors who are compensated on product sales referred to the Company. Health Coaches can earn compensation in two ways:

•	Commissions: The primary way a Health Coach is compensated is through earning commissions on product sold. Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center. The clients of Health Coaches are responsible for ordering and paying for products, and their order is shipped directly from the Company to the client’s home or designated address. Our Health Coaches do not handle payments and are not required to purchase or store products in order to receive a commission. In addition, Health Coaches do not receive a commission on their own personal product orders. Health Coaches pay the same price for products as their clients. The Company pays retail commissions to qualified Health Coaches on a weekly basis.

•	Bonuses: Health Coaches are offered several bonus opportunities, including growth bonuses, generation bonuses, elite leadership bonuses, rolling consistency bonuses, client acquisition bonuses, and new Health Coach assist bonuses. The purposes of these bonuses are to reward Health Coaches for successfully referring product sales to the Take Shape For Life network, and to incentivize Health Coaches to further support and develop other Health Coaches within their network. The Company pays bonuses on a monthly basis to qualified Health Coaches.

o	Growth bonuses are paid to Health Coaches who have at least five ordering clients per month and who have generated over $1,000 in group product sales per month. Monthly growth bonuses are incremental bonuses that enable Health Coaches to earn income on product orders placed by clients and/or Health Coach Teams within their network.

o	Generation bonuses are paid to Health Coaches who qualify as Executive Director and have one or more Health Coaches in their business who have achieved the rank of Executive Director. An Executive Director is a Health Coach who either generates $6,000 a month in frontline product sales to either Clients or personally sponsored Health Coaches or personally sponsors five senior Health Coaches. A senior Health Coach is a Health Coach who generates at least $1,000 a month in group product sales from a combination of at least five personally enrolled, ordering Clients, and/or Health Coaches, Health Coach teams, or a combination of both.

o	Elite leadership bonuses are paid to Health Coaches who qualify as Executive Director and have three or more Health Coaches in their business who have achieved the rank of Executive Director.

o	Rolling consistency bonuses are paid to Health Coaches who display frontline product sales with order consistency month after month. Health Coaches who generate at least $2,000 or more in frontline product sales for three consecutive months are paid a rolling consistency bonus.

o	Client acquisition bonuses are paid to new Health Coaches who develop five Clients and generate $1,000 in frontline product sales within their first 30 calendar days in Take Shape For Life program.

o	The assist bonuses are paid to Health Coaches who assist a newly sponsored Health Coach attain the Client acquisition bonus.

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

Medifast Weight Control Centers – Medifast Weight Control Centers is the brick and mortar clinic channel of Medifast with affiliate-owned locations in Pennsylvania, New Jersey, Delaware, Texas, Florida, Maryland, North Carolina and Virginia. Jason Properties, LLC, a subsidiary of Medifast, Inc., had a total of 86 Medifast Weight Control Centers in operation at quarter-end. Medifast Weight Control Centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized client counseling, an InbodyTM composition analysis, and monitoring with a BodyGemTM resting metabolic rate measurement device. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives. The Centers also benefit from the enterprise brand advertising which encourages walk-ins and referrals from its customers and other Medifast business channels.

In 2008, Medifast Franchise Systems, Inc. (“MFSI”), a subsidiary of Medifast, began offering the Center model as a franchise opportunity. MFSI currently has franchised centers located in Alabama, Arizona, California, Louisiana, Minnesota, Wisconsin, Maryland and Pennsylvania. As of June 30, 2013, 36 franchise locations were in operation.

MFSI currently offers the Medifast Weight Control Center franchise opportunity in all states under a registered (where required) franchise disclosure document (FDD). The MFSI Franchise Agreement requires franchisees to develop a minimum of three Medifast Weight Control Centers within a defined geographic area in the time frame set forth in the Development Agreement between Medifast and the franchisee.

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

MFSI may, in certain limited circumstances, provide products at a discounted price. MFSI does not offer direct or indirect financing, or guarantee a franchisee’s notes, leases or other obligations.

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

The Company offers an in-house support program to assist the physicians, their practice staff and their patients. We enable them on boarding materials, marketing assets and appropriate training modules to help get their practice & business’s supporting clients to achieve their weight loss goals. Patients have access to registered dietitians who provide program support and advice via a toll-free telephone help line, by email, and online chats. See Note 11, “Business Segments” of the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

Overview of Financial Results

	Three Months Ended June 30,
	2013	2012	$ Change	% Change

Revenue	$97,072,000	$93,571,000	$3,501,000	4%
Cost of sales	24,142,000	23,431,000	711,000	3%
Gross Profit	72,930,000	70,140,000	2,790,000	4%

Selling, general, and administrative costs	62,289,000	65,542,000	(3,253,000)	-5%
Income from operations	10,641,000	4,598,000	6,043,000	131%

Other income
Interest income, net	98,000	90,000	8,000	9%
Other expense	139,000	814,000	(675,000)	-83%
	237,000	904,000	(667,000)	-74%

Income before provision for income taxes	10,878,000	5,502,000	5,376,000	98%
Provision for income tax expense	3,805,000	2,689,000	1,116,000	42%

Net income	$7,073,000	$2,813,000	$4,260,000	151%

% of revenue

Gross Profit	75.1%	75.0%
Selling, general, and administrative costs	64.2%	70.0%
Income from Operations	11.0%	4.9%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change

Revenue	$193,115,000	$182,496,000	$10,619,000	6%
Cost of sales	47,776,000	45,600,000	2,176,000	5%
Gross Profit	145,339,000	136,896,000	8,443,000	6%

Selling, general, and administrative costs	126,120,000	126,160,000	(40,000)	0%
Income from operations	19,219,000	10,736,000	8,483,000	79%

Other income
Interest income, net	150,000	162,000	(12,000)	-7%
Other expense	219,000	938,000	(719,000)	-77%
	369,000	1,100,000	(731,000)	-66%

Income before provision for income taxes	19,588,000	11,836,000	7,752,000	65%
Provision for income tax expense	6,582,000	5,032,000	1,550,000	31%

Net income	$13,006,000	$6,804,000	$6,202,000	91%

% of revenue

Gross Profit	75.3%	75.0%
Selling, general, and administrative costs	65.3%	69.1%
Income from Operations	10.0%	5.9%

Revenue: Revenue increased 4% and 6% to $97.1 million and $193.1 million for the three and six months ended June 30, 2013, respectively, as compared to $93.6 million and $182.5 million for the three and six months ended June 30, 2012. For the three months ended June 30, 2013, the Take Shape for Life sales channel accounted for 63.3% of total revenue, the Medifast Direct channel accounted for 22.1% of total revenue and the Medifast Weight Control Centers and Medifast Wholesale Physicians 14.6%. For the six months ended June 30, 2013, the Take Shape for Life sales channel accounted for 62.6% of total revenue, the Medifast Direct channel accounted for 23.0% of total revenue and the Medifast Weight Control Centers and Medifast Wholesale Physicians 14.4%. As discussed in the first quarter of 2013, the Company’s advertising has evolved to become focused on a combination of direct response and call to action marketing along with brand building and awareness creation messaging. In the second quarter of 2013, the Company’s revenue to spend ratio was 12.1-to-1 versus 10.3-to-1 in the second quarter of 2012. Total advertising spend was $8.0 million in the second quarter of 2013 versus $9.0 million in the second quarter of 2012, a decrease of $1.0 million or 11%. The year to date revenue to spend ratio for 2013 was 10.7-to-1 compared to 9.6-to-1 for 2012. Total advertising spend year to date 2013 was $18.0 million and $18.9 million year to date 2012.

For the three months ended June 30, 2013, Take Shape For Life revenue increased 10% to $61.4 million compared to $55.7 million in 2012, and increased 11% for the six months ended June 30, 2013 to $120.8 million compared to $108.7 million in 2012. Growth in revenues for the segment was driven by increased client product sales. The number of active Health Coaches at the end of the second quarter of 2013 increased to 11,800 compared with 10,100 during the period a year ago, an increase of 17%. Active Health Coaches are defined as Health Coaches receiving income from a product sale in the last month of the quarter. The average revenue per health coach per month increased from $1,670 for the six months ended June 30, 2012 to $1,710 for the six months ended June 30, 2013. These increases are attributable to improved Business Coach training tools with the release of the second comprehensive training guide which focuses on business growth through team building.

The Medifast Direct Sales division decreased 4% to $21.5 million for the three months ended June 30, 2013 and 1% to $44.5 million for the six months ended June 30, 2013 compared to the same periods for 2012. Revenues in this channel are driven primarily by targeted customer advertising on-line, across local radio, via email and direct mail campaigns, and by highlighting customer successes in large national publications and on television. The decrease in revenue was caused by a combination of: (1) a challenged consumer discretionary spending environment and (2) a reduction in advertising spend combined with an increased focus of a portion of our advertising spend on brand awareness. This portion of the spend has resulted in a significant improvement in brand awareness and is expected to result in long-term overall revenue growth for the Company. For the remainder of 2013, we will continue to monitor all elements of our advertising mix to improve near term demand generation for the Medifast Direct sales division while continuing to build brand awareness long term.

The Medifast Weight Control Centers and Medifast Wholesale Physicians experienced revenue decline of 8% in the second quarter of 2013 and 3% year to date as compared to the same periods in 2012. The number of centers remained flat from the first quarter, with eighty-six corporate and thirty-six franchise centers in operation. Same store sales for centers open greater than one year decreased by 20% and 18% for the three and six months ended June 30, 2013 compared to 2012. As discussed in the first quarter of 2013, the Company’s focus to improve profitability by creating operational efficiency, optimizing staffing, and managing expenses including advertising spend contributed to the decrease in same store sales and overall revenues. There were 85 centers in the comparative same-store-sales base at June 30, 2013.

Costs of Sales: Cost of sales increased $0.7 million and $2.2 million for the three and six months ended June 30, 2013 to $24.1 million and $47.8 million compared to the same periods in 2012. As a percentage of sales, gross margin increased to 75.1% and 75.3% for the three and six months ended June 30, 2013 from 75.0% for both periods in 2012. The increase in gross margin is the result of offering fewer customer discounts and increasing customer prices, partially offset by increased commodity and shipping costs.

Selling, General and Administrative Costs: Selling, general and administrative expenses were $62.3 million for the second quarter of 2013 compared to $65.5 million in the second quarter of 2012. As a percentage of sales, selling, general and administrative expenses decreased to 64.2% versus 70.0% in the second quarter of 2012. For the six months ended June 30, 2013, selling, general, and administrative expenses were $126.1 million versus $126.2 million the year prior, and decreased to 65.3% as a percentage of sales compared to 69.1% for the year prior. Take Shape For Life commission expense, which is variable based upon product sales, increased by approximately $2.4 million and $5.6 million as TSFL sales grew 10% and 11% for the three and six months ended June 30, 2013 as compared to same periods in 2012. Take Shape For Life Health Coaches are independent contractors that are paid commissions on product sales referred to the Company. Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center. The clients of Health Coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address. Health Coaches are not required to purchase product in order to receive a commission. In addition, Health Coaches do not receive a commission on their personal product orders.

Salaries and benefits decreased by approximately $0.9 million in the second quarter of 2013 compared to last year and $1.8 million for the six months ended June 30, 2013 compared to last year. The decrease for both periods was driven by the 2012 restructuring efforts and continued optimization of staffing levels at the Medifast Weight Control Centers and Corporate. The savings were partially offset by the hiring of and increased salaries for key executive positions.

Sales and marketing expense decreased by $1.4 million in the second quarter of 2013 compared to last year and $1.7 million for the six months ended June 30, 2013 compared to last year. The decrease is the result of the Company’s continued effort to balance marketing expenses to result in increased sales and a strong bottom line.

Office expenses decreased $3.7 million and $3.9 million for the three and six months ended June 30, 2013, respectively in comparison to the same periods in 2012. The large decrease in expense is primarily due to the Federal Trade Commission settlement (FTC) for $3.7 million that was accrued in the second quarter of 2012. A decrease in accounting and consulting fees also attributed to the favorable change in expense year-over-year. Other expenses consisting primarily of depreciation, credit card processing fees, and licenses and fees increased by $0.7 million and $2.1 million for the three and six months ended June 30, 2013. The most significant driver of this change was the continued focus on our investment in improving our infrastructure to support growth. As disclosed in the first quarter, the Company also began accruing a sales tax liability in Q4 2012 that is contributing to both the quarter and year to date increase in other expenses.

Income taxes: In the second quarter of 2013, the Company recorded $3.8 million in income tax expense, an effective rate of 35.0%, compared to $2.7 million in income tax expense, an effective rate of 48.9% in the second quarter of 2012. The decrease in the effective rate was the result of the absence of the non-deductible cost associated with the FTC settlement as reported in the second quarter of 2012. For the six months ended June 30, 2013, the Company recorded income tax expense of $6.6 million, an effective tax rate of 33.6%, compared to income tax expense of $5.0 million, an effective tax rate of 42.5% for the six months ended June 30, 2012. The decrease in the effective tax rate for the six months ended June 30, 2013 was the result of the FTC settlement discussed above, state tax restructuring, as well as benefiting from newly enacted research and development credits effective January 1, 2013 applicable retroactively to 2012 activity. The Company anticipates a full year tax rate of approximately 34-35% in 2013.

Net income: Net income was $7.1 million in the second quarter of 2013 compared to $2.8 million in the second quarter of 2012, an increase of $4.3 million. Pre-tax profit as a percent of sales increased to 11.2% in the second quarter of 2013 compared to 5.9% in the second quarter of 2012. Net income for the six months ended June 30, 2013 was $13.0 million compared to $6.8 million in the same period of 2012, an increase of $6.2 million. Pre-tax profit as a percent of sales increased to 10.1% for the period compared to 6.5% for 2012. The Federal Trade Commission settlement of $3.7 million accrual and the $0.4 million accelerated compensation for the Executive Chairman of the Board in the second quarter of 2012 accounted for a significant portion of the increased profitability. These items were partially offset by a $0.8 million gain from a key man insurance proceed in the second quarter of 2012 and also the decrease in customer discounts and increased customer pricing implemented in 2013. The six month increase in profitability was also the result of the MWCC and Wholesale segment income (loss) before taxes increasing from a loss of $1.5 million in 2012 to a gain of $1.6 million in 2013. The segment benefited from savings related to the staffing re-alignment completed in the first quarter of 2012, continued staffing optimization and a reduction in advertising spend as a percentage of sales for each corporate center. This improvement in profit is partially offset by the increase in other expenses for depreciation, licenses and fees, and accrued sales tax discussed above.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with generally accepted accounting principles in the United States, referred to as GAAP, the Company has provided certain financial measures that are not in accordance with GAAP. The Company’s non-GAAP financial measures of adjusted net income and adjusted diluted earnings per share exclude the charge the Company incurred in relation to the non-tax deductible FTC settlement in the second quarter of 2012. This charge was a unique event, not directly related to the Company’s normal operations, the Company believes these non-GAAP financial measures may help investors better understand and compare our operating results and trends by eliminating this component.

The Federal Trade Commission (FTC) settlement for $3.7 million was first disclosed in the second quarter of 2012 and was finalized and signed on July 20, 2012. Pursuant to the settlement, the Company agreed to modify certain advertising claims and agreed to ensure that its clinical studies meet the protocol contained in the consent agreement.

The reconciliations of these non-GAAP financial measures are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Income from operations	$10,641,000	$4,598,000	$19,219,000	$10,736,000
FTC Settlement Expense	-	3,700,000	-	3,700,000
Adjusted Income from operations	$10,641,000	$8,298,000	$19,219,000	$14,436,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$7,073,000	$2,813,000	$13,006,000	$6,804,000
FTC Settlement Expense	-	3,700,000	-	3,700,000
Adjusted Net Income	$7,073,000	$6,513,000	$13,006,000	$10,504,000

Diluted earnings per share	$0.51	$0.20	$0.93	$0.49
Impact for adjustments	-	0.27	-	0.27
Adjusted diluted earnings per share	$0.51	$0.47	$0.93	$0.76

The weighted-average diluted shares outstanding used in the calculation of theses non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Weighted average shares outstanding -
Basic	13,863,043	13,747,000	13,836,087	13,711,961
Diluted	13,963,057	13,834,264	13,995,171	13,779,595

Excluding the impact of the $3.7 million expense for the anticipated FTC settlement recognized during 2012, income from operations for the quarter ended June 30, 2013 increased $2.3 million to $10.6 million compared to adjusted income from operations of $8.3 million in 2012. Income from operations for the six months ended June 30, 2013 increased $4.8 million to $19.2 million from adjusted income from operations of $14.4 million in 2012. Net income for the quarter ended June 30, 2013 increased $0.6 million to $7.1 million from adjusted net income of $6.5 million. For the six months ended June 30, 2013, net income increased to $13.0 million compared to adjusted net income of $10.5 million for the same period in 2012. The FTC settlement was non-deductible for tax purposes and resulted in an effective tax rate of 48.9% for the six months ended June 30, 2012. Adjusted diluted earnings per share for the three months and six months ended June 30, 2013 increased to $0.51 and $0.93, respectively, compared to diluted earnings per share of $0.47 and $0.76 for the same periods in 2012.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment for the three months ended June 30,
	2013		2012
Segments	Sales	% of Total	Sales	% of Total

Medifast	$82,907,000	85%	$78,220,000	84%
MWCC and Wholesale	14,165,000	15%	15,351,000	16%
Total Sales	$97,072,000	100%	$93,571,000	100%

	Net Sales by Segment for the six months ended June 30,
	2013		2012
Segments	Sales	% of Total	Sales	% of Total

Medifast	$165,301,000	86%	$153,773,000	84%
MWCC and Wholesale	27,814,000	14%	28,723,000	16%
Total Sales	$193,115,000	100%	$182,496,000	100%

Medifast Segment: The Medifast segment consists of the sales from Medifast Direct Marketing and Take Shape For Life. As this represents the majority of our business, this is discussed in the Overview of Financial Results above.

The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians. Sales decreased $1.2 million, or 7.7%, in the second quarter of 2013 as compared to 2012 and $0.9 million, or 3.2% for the six months ended June 30, 2013 compared to the year prior. The decrease in sales for the periods was driven by the Company’s focus to improve profitability by creating operational efficiency, optimizing staffing, and managing expenses including advertising spend. At June 30, 2013, Medifast Weight Control Centers were operating in eighty-six corporate locations and thirty-six franchise locations.

	Income Before Income Taxes by Segment for the three months ended June 30,
	2013		2012
Segments	Profit	% of Total	Profit	% of Total

Medifast	$11,383,000	105%	$9,221,000	167%
MWCC and Wholesale	986,000	9%	699,000	13%
All Other	(1,491,000)	-14%	(4,418,000)	-80%
Income before income taxes	$10,878,000	100%	$5,502,000	100%

	Income Before Income Taxes by Segment for the six months ended June 30,
	2013		2012
Segments	Profit	% of Total	Profit	% of Total

Medifast	$20,851,000	106%	$19,108,000	161%
MWCC and Wholesale	1,630,000	8%	(1,521,000)	-13%
All Other	(2,893,000)	-14%	(5,751,000)	-48%
Income before income taxes	$19,588,000	100%	$11,836,000	100%

Medifast Segment: The Medifast reporting segment consists of the activity of Medifast Direct Marketing and Take Shape For Life. This represents the majority of our business and is discussed in the Overview of the Financial Results section above. See Note 11, “Business Segments” of the financial statements for a detailed breakout of expenses.

MWCC and Wholesale Segment: Profitability of this segment increased $0.3 million in the second quarter of 2013 compared to the second quarter of 2012 and $3.2 million in the first six months of 2013 compared to the first six months of 2012. The increase for both periods was the result of savings from the staffing re-alignment completed in the first quarter of 2012, continued efforts to optimize staffing levels following the restructuring, increased success of franchise centers, and reduced advertising spend as a percentage of sales for each corporate center.

The Company had eighty-six corporate centers and thirty-six franchise centers in operation as of June 30, 2013 compared to eighty-eight and thirty-two, respectively in 2012.

All Other Segment: The All other segment consists of corporate expenses related to the parent Company operations. Year-over-year parent company expenses decreased by $2.9 million for the three and six months ended June 30, 2013 compared to 2012. Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations. The $3.7 million FTC settlement accrual and $0.4 million accelerated compensation for the Executive Chairman of the Board in the second quarter of 2012 were the largest drivers of the decrease in expenses and were partially offset by a $0.8 million gain associated with a key man life insurance proceed in the same quarter. See footnote 11, “Business Segments”, for additional detail.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company paid off our outstanding debt during the first quarter of 2013, eliminating our current exposure to interest rate risk. However, we have an undrawn and unsecured revolving line of credit for $5,000,000, should we choose to draw on this line of credit in the future we would be subject to market risk due to changing interest rates.

We are exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at June 30, 2013, we estimate that the fair value of our investment portfolio would decline by an immaterial amount and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenen”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for Defamation, Market Manipulation and Unfair Business Practices, alleging a scheme of market manipulation of Medifast stock for Defendants’ monetary gain, by damaging the business reputation of Medifast and its Take Shape For Life division. Bradley T. MacDonald, former Executive Chairman of Medifast and Company shareholder, joined the lawsuit individually.  The lawsuit seeks $270 million in compensatory damages, punitive damages, and ancillary relief.  In March 2011, the District Court granted in part and denied in part certain Anti-SLAPP Motions to Strike (i.e. motions to dismiss) previously filed by all Defendants.  The Company has appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenen in the 9th Circuit Court of Appeals.  Defendant FitzPatrick’s motion was denied as to the Company’s defamation claim, and FitzPatrick has appealed that portion of the Court’s ruling.  Both appeals have been fully-briefed and oral argument was held on March 5, 2013.  On May 20, 2013, the Court deferred its decision on Medifast and FitzPatrick’s appeals pending the determination of a petition for rehearing en banc in another Anti-SLAPP appeal, Tarla Makaeff v. Trump University, LLC, Case No. 11-55016, filed on April 30, 2013.  That petition is currently pending before the Ninth Circuit.

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

Item 1A. Risk Factors

Information about risk factors for the six months ended June 30, 2013, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

No stock repurchases were made during the six months ended June 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL C. MACDONALD	August 9, 2013
Michael C. MacDonald
Executive Chairman of the Board and Chief Executive Officer
(principal executive officer )

BY:	/S/ TIMOTHY G. ROBINSON	August 9, 2013
Timothy G. Robinson
Chief Financial Officer
(principal financial officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company and amendments thereto.*

3.2	By-Laws of the Company-Amended.*

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 * Filed as an exhibit to and incorporated by reference to the Annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

