Form 10-Q
period 2013-09-30
MEDIFAST INC
filed 2013-11-12
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2013
Common stock, $.001 par value per share	13,884,293

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$47,980,000	$39,937,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $731,000 and $542,000	1,932,000	2,148,000
Inventory	17,451,000	20,804,000
Investment securities	34,028,000	20,057,000
Income taxes, prepaid	2,555,000	873,000
Prepaid expenses and other current assets	2,035,000	3,296,000
Deferred tax assets	875,000	1,460,000
Total current assets	106,856,000	88,575,000

Property, plant and equipment - net	41,135,000	40,109,000
Trademarks and intangibles - net	49,000	428,000
Other assets	356,000	1,139,000

TOTAL ASSETS	$148,396,000	$130,251,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,338,000	$28,221,000
Current maturities of long-term debt and capital leases	220,000	528,000
Total current liabilities	30,558,000	28,749,000

Other liabilities:
Long-term debt, net of current portion	-	3,113,000
Capital leases, net of current portion	530,000	696,000
Deferred tax liabilities	5,970,000	6,907,000
Total liabilities	37,058,000	39,465,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized; 15,542,118 and 15,525,955 issued; 13,884,293 and 13,767,380 issued and outstanding	16,000	16,000
Additional paid-in capital	42,285,000	40,191,000
Accumulated other comprehensive income	332,000	553,000
Retained earnings	95,213,000	76,534,000
Less: cost of 1,608,908 shares of common stock in treasury	(26,508,000)	(26,508,000)
Total stockholders' equity	111,338,000	90,786,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$148,396,000	$130,251,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$86,480,000	$90,968,000	$279,595,000	$273,464,000
Cost of sales	21,627,000	22,632,000	69,403,000	68,233,000
Gross Profit	64,853,000	68,336,000	210,192,000	205,231,000

Selling, general, and administration	57,504,000	59,408,000	183,624,000	185,568,000

Income from operations	7,349,000	8,928,000	26,568,000	19,663,000

Other income
Interest and dividend income, net	167,000	64,000	317,000	226,000
Other income	362,000	(13,000)	581,000	925,000
	529,000	51,000	898,000	1,151,000

Income before income taxes	7,878,000	8,979,000	27,466,000	20,814,000
Provision for income taxes	2,205,000	1,771,000	8,787,000	6,803,000

Net income	$5,673,000	$7,208,000	$18,679,000	$14,011,000

Basic earnings per share	$0.41	$0.53	$1.35	$1.02
Diluted earnings per share	$0.41	$0.52	$1.34	$1.02

Weighted average shares outstanding -
Basic	13,884,293	13,705,188	13,852,155	13,709,702
Diluted	13,903,412	13,804,212	13,955,217	13,766,013

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$5,673,000	$7,208,000	$18,679,000	$14,011,000
Other comprehensive income, net of tax
Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	304,000	165,000	(4,000)	292,000
Adjustment for net (gains)/losses realized and included in net income, net of tax	(32,000)	(1,000)	(217,000)	(91,000)
Total change in unrealized gains/losses on marketable securities, net of tax	272,000	164,000	(221,000)	201,000

Other comprehensive income	272,000	164,000	(221,000)	201,000

Comprehensive income	$5,945,000	$7,372,000	$18,458,000	$14,212,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2013
(Unaudited)

	Number of Shares Issued	Par Value $0.001 Amount	Additional Paid- In Capital	Retained Earnings	Accumulated other comprehensive income	Treasury Stock	Total
Balance, December 31, 2012	15,525,955	$16,000	$40,191,000	$76,534,000	$553,000	$(26,508,000)	$90,786,000

Shares issued to executives	16,163
Share-based compensation to executives and directors			1,772,000				1,772,000
Share-based compensation tax benefit			322,000				322,000
Net income				18,679,000			18,679,000
Net change in unrealized gain on investments					(221,000)		(221,000)

Balance, September 30, 2013	15,542,118	$16,000	$42,285,000	$95,213,000	$332,000	$(26,508,000)	$111,338,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$18,679,000	$14,011,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	7,912,000	8,219,000
Realized gain on investment securities, net	(337,000)	(4,000)
Share-based compensation	1,772,000	1,816,000
Deferred income taxes	(47,000)	(440,000)
Loss on disposal of fixed assets	85,000	59,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	216,000	(1,255,000)
Inventory	3,353,000	1,690,000
Prepaid expenses and other current assets	1,261,000	(19,000)
Other assets	764,000	219,000
Accounts payable and accrued expenses	2,117,000	10,603,000
Income taxes	(1,682,000)	4,828,000
Net cash provided by operating activities	34,093,000	39,727,000
Cash Flow from Investing Activities:
Sale of investment securities	7,416,000	7,140,000
Purchase of investment securities	(21,576,000)	(6,802,000)
Purchase of property and equipment	(8,644,000)	(7,435,000)
Net cash used in investing activities	(22,804,000)	(7,097,000)
Cash Flow from Financing Activities:
Repayment of long-term debt and capital leases	(3,587,000)	(1,297,000)
Decrease in note receivable	19,000	13,000
Excess tax benefits from share-based compensation	322,000	567,000
Purchase of treasury stock	-	(2,764,000)
Net cash used in financing activities	(3,246,000)	(3,481,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,043,000	29,149,000
Cash and cash equivalents - beginning of the period	39,937,000	14,262,000
Cash and cash equivalents - end of period	$47,980,000	$43,411,000

Supplemental disclosure of cash flow information:
Interest paid	$49,000	$93,000
Income taxes paid	$10,143,000	$2,249,000

Supplemental disclosure of non cash activity:
Capitalized lease additions	$-	$104,000

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

The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

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

Inventories consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Raw Materials	$5,235,000	$5,685,000
Packaging	730,000	653,000
Non-food Finished Goods	796,000	961,000
Finished Goods	10,936,000	13,857,000
Reserve for Obsolete Inventory	(246,000)	(352,000)
	$17,451,000	$20,804,000

6.	Intangible Assets

The Company has acquired certain intangible assets, which include: customer lists, trademarks, patents and copyrights. The customer lists are being amortized over a 3-year period based on management’s best estimate of the expected useful life. The costs of trademarks, patents and copyrights are amortized over 2 to 7 years based on their estimated useful life.

	As of September 30, 2013		As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Avg. Amortization Period

Customer lists	$235,000	$228,000	$235,000	$206,000	3 years
Trademarks, patents, and copyrights	2,437,000	2,395,000	2,437,000	2,038,000	4 years
Total	$2,672,000	$2,623,000	$2,672,000	$2,244,000

Amortization expense for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Customer lists	$7,000	$20,000	$22,000	$60,000
Trademarks, patents, and copyrights	111,000	132,000	357,000	351,000

Total trademarks and intangibles	$118,000	$152,000	$379,000	$411,000

Amortization expense is included in selling, general and administrative expenses.

7.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$5,673,000	$7,208,000	$18,679,000	$14,011,000

Denominator:
Weighted average shares of common stock outstanding	13,884,293	13,705,188	13,852,155	13,709,702
Effect of dilutive common stock equivalents	19,119	99,024	103,062	56,311

Weighted average diluted common shares outstanding	13,903,412	13,804,212	13,955,217	13,766,013

EPS:
Basic	$0.41	$0.53	$1.35	$1.02
Diluted	$0.41	$0.52	$1.34	$1.02

8.	Estimates

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

The following table represents cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$45,816,000	$-	$-	$-	$45,816,000	$45,816,000	$-

Level 1:
Money Market Accounts	2,164,000	-	-	-	2,164,000	2,164,000	-
Mutual Funds	9,426,000	52,000	(244,000)	-	9,234,000	-	9,234,000
Corporate Equity Securities	4,585,000	668,000	(98,000)	-	5,155,000	-	5,155,000
Government & Agency Securities	7,774,000	83,000	(76,000)	31,000	7,812,000	-	7,812,000
	23,949,000	803,000	(418,000)	31,000	24,365,000	2,164,000	22,201,000

Level 2:
Municipal Bonds	3,629,000	99,000	-	23,000	3,751,000	-	3,751,000
Corporate Bonds	8,007,000	73,000	(57,000)	53,000	8,076,000	-	8,076,000
	11,636,000	172,000	(57,000)	76,000	11,827,000	-	11,827,000

Total	$81,401,000	$975,000	$(475,000)	$107,000	$82,008,000	$47,980,000	$34,028,000

	December 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$38,977,000	$-	$-	$-	$38,977,000	$38,977,000	$-

Level 1:
Money Market Accounts	960,000	-	-	-	960,000	960,000	-
Mutual Funds	234,000	13,000	(1,000)	-	246,000	-	246,000
Corporate Equity Securities	1,853,000	489,000	(46,000)	-	2,296,000	-	2,296,000
Government & Agency Securities	7,004,000	180,000	(3,000)	34,000	7,215,000	-	7,215,000
	10,051,000	682,000	(50,000)	34,000	10,717,000	960,000	9,757,000

Level 2:
Municipal Bonds	4,197,000	124,000	(4,000)	27,000	4,344,000	-	4,344,000
Corporate Bonds	5,772,000	136,000	(2,000)	50,000	5,956,000	-	5,956,000
	9,969,000	260,000	(6,000)	77,000	10,300,000	-	10,300,000

Total	$58,997,000	$942,000	$(56,000)	$111,000	$59,994,000	$39,937,000	$20,057,000

10.	Shared-based Compensation

The Company has issued restricted stock to employees and nonemployee directors generally with terms up to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighed-Average Grant Date Fair Value
Unvested at December 31, 2012	149,667	$8.21
Granted	314,706	25.23
Vested	(151,883)	13.14
Forfeited	-	-
Unvested at September 30, 2013	312,490	$22.95

The total restricted stock awards vested and charged against income during the three months ended September 30, 2013 and 2012 was $620,000 and $360,000, respectively and $2.0 million and $1.8 million for the nine months ended September 30, 2013 and 2012, respectively. The total income tax benefit recognized in the consolidated statement of income for these restricted stock awards was approximately $211,000 and $139,000 for the three months ended September 30, 2013 and 2012, respectively and $602,000 and $702,000 for the nine months ended September 30, 2013 and 2012, respectively. The tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards was approximately $224,000 and $104,000 for the three months ended September 30, 2013 and 2012, respectively and $322,000 and 567,000 for the nine months ended September 30, 2013 and 2012, respectively. There was approximately $7.2 million of total unrecognized compensation cost related to restricted stock awards as of September 30, 2013. The cost is expected to be recognized over a weighted-average period of approximately 4.4 years.

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

The following tables present segment information for the three and  nine months ended September 30, 2013 and 2012:

	Three Months Ended September, 2013
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$73,324,000	$13,156,000	$-	$86,480,000
Cost of Sales	18,120,000	3,507,000	-	21,627,000
Selling, General and Administrative Expense	44,970,000	8,434,000	1,408,000	54,812,000
Depreciation and Amortization	1,939,000	684,000	69,000	2,692,000
Interest(net) and other	(306,000)	3,000	(226,000)	(529,000)
Income before income taxes	$8,601,000	$528,000	$(1,251,000)	$7,878,000

Segment Assets	$91,370,000	$12,450,000	$44,576,000	$148,396,000

	Three Months Ended September 30, 2012
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$76,777,000	$14,191,000	$-	$90,968,000
Cost of Sales	18,986,000	3,646,000	-	22,632,000
Selling, General and Administrative Expense	46,118,000	9,311,000	1,012,000	56,441,000
Depreciation and Amortization	2,068,000	841,000	58,000	2,967,000
Interest(net) and other	30,000	5,000	(86,000)	(51,000)
Income before income taxes	$9,575,000	$388,000	$(984,000)	$8,979,000

Segment Assets	$82,402,000	$17,362,000	$28,536,000	$128,300,000

	Nine Months Ended September, 2013
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$238,625,000	$40,970,000	$-	$279,595,000
Cost of Sales	58,790,000	10,613,000	-	69,403,000
Selling, General and Administrative Expense	145,028,000	26,058,000	4,626,000	175,712,000
Depreciation and Amortization	5,583,000	2,135,000	194,000	7,912,000
Interest(net) and other	(228,000)	7,000	(677,000)	(898,000)
Income before income taxes	$29,452,000	$2,157,000	$(4,143,000)	$27,466,000

Segment Assets	$91,370,000	$12,450,000	$44,576,000	$148,396,000

	Nine Months Ended September 30, 2012
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$230,550,000	$42,914,000	$-	$273,464,000
Cost of Sales	57,694,000	10,539,000	-	68,233,000
Selling, General and Administrative Expense	138,140,000	31,426,000	7,783,000	177,349,000
Depreciation and Amortization	5,955,000	2,071,000	193,000	8,219,000
Interest(net) and other	76,000	14,000	(1,241,000)	(1,151,000)
Income before income taxes	$28,685,000	$(1,136,000)	$(6,735,000)	$20,814,000

Segment Assets	$82,402,000	$17,362,000	$28,536,000	$128,300,000

12.	Contingencies

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the nine months ended   September 30, 2013 and 2012, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2007.

Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provisions for estimated returns as of September 30, 2013 and December 31, 2012 were $514,000 and $300,000, respectively.

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

Background:

The Company is engaged in the production, distribution, and sale of weight management products and other consumable health and diet products.   The Company’s product lines include meal replacements and supplements.  Our products and services are sold to weight loss program participants primarily via the internet, telephone, and brick and mortar clinics.  Customers of our Health Coaches in the Take Shape For Life person-to-person direct sales channel are directed to order our products through either the internet or through the Company’s in-house call center.  Our product sales accounted for 96% of our revenues in the first nine months of 2013 and 95% of our revenues in the first nine months of 2012.  Program sales in our Medifast Weight Control Center channel accounted for 2% of revenues in the first nine months of 2013 and 3% in the first nine months of 2012.  Shipping revenue and other accounted for 2% in the first nine months of 2013 and 2012.  Revenue consists primarily of meal replacement food sales. In the first nine months of 2013, revenue increased to $279.6 million as compared to $273.5 million in the first nine months of 2012, an increase of $6.1 million or 2.2%. The Take Shape For Life sales channel accounted for 63.3% of total revenue, Medifast Direct 22.0%, and Medifast Weight Control Centers and Medifast Wholesale Physicians 14.7%.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend, number of active Health Coaches and average monthly revenue generated per health coach in the Take Shape For Life channel, and average same store sales improvement for the Medifast Weight Control Center channel.

Overview of the Company

Distribution Channels

Medifast Direct – In the direct-to-consumer channel (“Medifast Direct”), customers order Medifast product directly through the Company’s website, www.medifast1.com or our in-house call center. The product is shipped directly to the customer’s home. This business is driven by a multi-media customer acquisition strategy that includes both national and regional print, radio, web advertising, direct mail, and television as well as public relations, word of mouth referrals, and social media initiatives. The Medifast Direct division focuses on targeted marketing initiatives and provides customer support through its in-house call center and nutrition support team of registered dietitians to better serve its customers. In addition, Medifast continues to use leading web technology featuring customized meal planning and web community components. MyMedifast is a robust online community which provides a library of support articles, support forums, meal-planning tools, and social media functions. See Note 11, “Business Segments” of the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

Take Shape For Life™ – Take Shape For Life is the personal coaching division of Medifast.  The coaching network consists of independent contractor Health Coaches (“Health Coaches”), who are trained to provide coaching and support to clients on Medifast weight-loss programs and is led by its co-founder, a physician with a background in critical care. The role of the Health Coach is to give clients the encouragement and mentoring to assist them to successfully reach a healthy weight.  The Take Shape For Life program provides a road map to empower the individual to take control of their health through adopting better long-term habits.  Take Shape For Life moves beyond the scope of weight loss to teach clients how to achieve optimal health through the balance of body, mind, and finances.  The program uses the high-quality, medically validated products of Medifast that have been proven safe and effective in clinical studies described in our most recent Annual Report on Form 10-K, under “Clinical Research Overview.”  Health Coaches and their clients follow the principles of the Discover Your Optimal Health book, Habits of Health book, and Habits of Health companion workbook written by the Take Shape For Life co-founder to create a lifelong health optimization program.  In addition to the encouragement and support of a Health Coach, clients of Take Shape For Life are offered a bio-network of support including product and program information on our website, weekly medical and general support calls, and access to our registered dietitians.

Program entrants are encouraged to consult with their primary care physician and a Take Shape For Life Health Coach to determine the Medifast program that is right for them. Health Coaches are required to become qualified based upon testing of their knowledge of Medifast products and programs. Our Health Coaches provide coaching and support to their Clients throughout the weight-loss and weight-maintenance process. Most new Health Coaches are introduced to the opportunity by an existing Health Coach. The vast majority of new Health Coaches started as weight-loss clients of a Health Coach, had success on the Medifast program, and became a Health Coach to help others through the weight-loss process. Approximately 20% of active Health Coaches in the Take Shape For Life network are health care providers.

Take Shape For Life Health Coaches are independent contractors who are compensated on product sales referred to the Company. Health Coaches can earn compensation in two ways:

•	Commissions: The primary way a Health Coach is compensated is through earning commissions on product sold. Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center. The clients of Health Coaches are responsible for ordering and paying for products, and their order is shipped directly from the Company to the client’s home or designated address. Our Health Coaches do not handle payments and are not required to purchase or store products in order to receive a commission. In addition, Health Coaches do not receive a commission on their own personal product orders. Health Coaches pay the same price for products as their clients. The Company pays retail commissions to qualified Health Coaches on a weekly basis.

•	Bonuses: Health Coaches are offered several bonus opportunities, including client support bonuses, certification bonus, team growth bonuses, generation bonuses, elite leadership bonuses, consistency bonuses, client acquisition bonuses, and new Health Coach assist bonuses. The purposes of these bonuses are to reward Health Coaches for successfully referring product sales to the Take Shape For Life network, and to incentivize Health Coaches to further support and develop other Health Coaches within their network. The Company pays bonuses on a monthly basis to qualified Health Coaches.

o	Client Support bonuses are paid to Health Coaches who have at least 1,200 in frontline product sales to either Clients or personally sponsored Health Coaches. These are incremental bonuses based on the Health Coach frontline product sales performance.

o
Certification bonus is paid to Health Coaches who have purchased the COPE online certification course, completed the course work and passed a final examination. This bonus is earned on all frontline product sales starting in the month certification status is obtained.

o
Team growth bonuses are paid to Health Coaches who have at least five ordering clients per month and who have generated over $1,200 in group product sales per month.  Monthly growth bonuses are incremental bonuses that enable Health Coaches to earn income on product orders placed by clients and/or Health Coach Teams within their network.

o
Generation bonuses are paid to Health Coaches who qualify as Executive Director and have one or more Health Coaches in their business who have achieved the rank of Executive Director.  An Executive Director is a Health Coach who has obtained 5 Qualifying Points. Qualifying Points are earned for every $1,200 in frontline product sales generated or every qualified Senior Coach Team. .  A Senior Coach is a Health Coach who generates at least $1,200 a month in group product sales from a combination of at least five personally enrolled, ordering Clients, and/or Health Coaches, Health Coach teams, or a combination of both.

o	Elite leadership bonuses are paid to Health Coaches who qualify as Executive Director and have three or more Health Coaches in their business who have achieved the rank of Executive Director.

o
Consistency bonuses are paid to Health Coaches who are Certified and maintain frontline product sales and/or qualified Senior Coach Team performance with order consistency month after month. Health Coaches who generate at least $2,000 or more in frontline product sales for three consecutive months are paid a Health Coach consistency bonus. Certified Health Coaches who maintain at least $6,000 in frontline product sales, at least $15,000 in group product sales, and qualify 5 Senior Coach teams for three consecutive months are paid a Fully Integrated Business Coach Consistency Bonus.

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

Medifast Weight Control Centers – Medifast Weight Control Centers is the brick and mortar clinic channel of Medifast with affiliate-owned locations in Pennsylvania, New Jersey, Delaware, Texas, Florida, Maryland, North Carolina and Virginia. Jason Properties, LLC, a subsidiary of Medifast, Inc., had a total of 83 Medifast Weight Control Centers in operation at quarter-end. Medifast Weight Control Centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized client counseling, an InBodyTM body composition analysis, and monitoring with a BodyGemTM indirect calorimeter that determines resting metabolic rates. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives. The Centers also benefit from the enterprise brand advertising which encourages walk-ins and referrals from its customers and other Medifast business channels.

In 2008, Medifast Franchise Systems, Inc. (“MFSI”), a subsidiary of Medifast, began offering the Center model as a franchise opportunity. MFSI currently has franchised centers located in Alabama, Arizona, California, Louisiana, Minnesota, Wisconsin, Maryland and Pennsylvania. As of September 30, 2013, 36 franchise locations were in operation.

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

MFSI may, in certain limited circumstances, provide products at a discounted price. MFSI may, in certain circumstances guarantee a franchisee’s notes, leases or other obligations. MFSI does not offer direct or indirect financing.

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

The Company offers an in-house support program to assist the physicians, their staff and their patients.  We enable them with on boarding materials, marketing assets and appropriate training modules to help their practice support patients to achieve their weight loss goals.  Physicians have access to registered dietitians who provide program support and advice via a toll-free telephone help line, by email, and online chats.  See Note 11, “Business Segments” of the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

Overview of Financial Results

	Three Months Ended September 30,
	2013	2012	$ Change	% Change

Revenue	$86,480,000	$90,968,000	$(4,488,000)	-5%
Cost of sales	21,627,000	22,632,000	(1,005,000)	-4%
Gross Profit	64,853,000	68,336,000	(3,483,000)	-5%

Selling, general, and administrative costs	57,504,000	59,408,000	(1,904,000)	-3%

Income from operations	7,349,000	8,928,000	(1,579,000)	-18%

Other income
Interest income, net	167,000	64,000	103,000	161%
Other expense	362,000	(13,000)	375,000	-2885%
	529,000	51,000	478,000	937%

Income before provision for income taxes	7,878,000	8,979,000	(1,101,000)	-12%
Provision for income tax expense	2,205,000	1,771,000	434,000	25%

Net income	$5,673,000	$7,208,000	$(1,535,000)	-21%

% of revenue

Gross Profit	75.0%	75.1%
Selling, general, and administrative costs	66.5%	65.3%
Income from Operations	8.5%	9.8%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change

Revenue	$279,595,000	$273,464,000	$6,131,000	2%
Cost of sales	69,403,000	68,233,000	1,170,000	2%
Gross Profit	210,192,000	205,231,000	4,961,000	2%

Selling, general, and administrative costs	183,624,000	185,568,000	(1,944,000)	-1%

Income from operations	26,568,000	19,663,000	6,905,000	35%

Other income
Interest income, net	317,000	226,000	91,000	40%
Other expense	581,000	925,000	(344,000)	-37%
	898,000	1,151,000	(253,000)	-22%

Income before provision for income taxes	27,466,000	20,814,000	6,652,000	32%
Provision for income tax expense	8,787,000	6,803,000	1,984,000	29%

Net income	$18,679,000	$14,011,000	$4,668,000	33%

% of revenue

Gross Profit	75.2%	75.0%
Selling, general, and administrative costs	65.7%	67.9%
Income from Operations	9.5%	7.2%

Revenue:  Revenue decreased 5% and increased 2% to $86.5 million and $279.6 million for the three and nine months ended September 30, 2013, respectively, as compared to $91.0 million and $273.5 million for the three and nine months ended September 30, 2012.  For the three months ended September 30, 2013, the Take Shape for Life sales channel accounted for 65.0% of total revenue, the Medifast Direct channel accounted for 19.8% of total revenue and the Medifast Weight Control Centers and Medifast Wholesale Physicians 15.2%.  For the nine months ended September 30, 2013, the Take Shape for Life sales channel accounted for 63.3% of total revenue, the Medifast Direct channel accounted for 22.0% of total revenue and the Medifast Weight Control Centers and Medifast Wholesale Physicians 14.7%. In the third quarter of 2013, the Company’s revenue to spend ratio was 15.8-to-1 versus 12.3-to-1 in the third quarter of 2012.  Total advertising spend was $5.5 million in the third quarter of 2013 versus $7.4 million in the third quarter of 2012, a decrease of $1.9 million or 26%.  The year to date revenue to spend ratio for 2013 was 11.9-to-1 compared to 10.4-to-1 for 2012.  Total advertising spend year to date 2013 was $23.5 million and $26.3 million year to date 2012.

For the three months ended September 30, 2013, Take Shape For Life revenue increased 1% to $56.2 million compared to $55.6 million in 2012, and increased 8% for the nine months ended September 30, 2013 to $177.0 million compared to $164.3 million in 2012.  Growth in revenue for  Take Shape For Life was driven by pricing resulting from our improved discount structure. The number of active Health Coaches at the end of the third quarter of 2013 increased to 11,700 compared with 10,800 during the period a year ago, an increase of 8.3%.  Active Health Coaches are defined as Health Coaches receiving income from a product sale in the last month of the quarter. The average revenue per health coach per month decreased from $1,660 for the nine months ended September 30, 2012 to $1,650 for the nine months ended September 30, 2013.

The Medifast Direct Sales division revenue decreased 19% to $17.1 million for the three months ended September 30, 2013 and 7% to $61.6 million for the nine months ended September 30, 2013 compared to the same periods for 2012.  Revenues in this channel are driven primarily by targeted customer advertising on-line, across local radio, via email and direct mail campaigns, and by highlighting customer successes in large national publications and on television.  The decrease in revenue was primarily caused by a more challenging consumer discretionary spending environment and reduction in advertising spending. For the remainder of 2013, we will continue to monitor all elements of our advertising mix to improve near term demand generation and profitability for the Medifast Direct sales division.

The Medifast Weight Control Centers and Medifast Wholesale Physicians experienced revenue decline of 7% in the third quarter of 2013 and 4% year to date as compared to the same periods in 2012.  Three corporate centers were closed during the quarter, leaving eighty-three corporate and thirty-six franchise centers in operation.  Same store sales for centers open greater than one year decreased by 18% and 15% for the three and nine months ended September 30, 2013 compared to 2012.  As previously discussed in prior quarters of 2013, the Company’s focus to improve profitability by creating operational efficiency, optimizing staffing, and managing expenses including advertising spend contributed to the decrease in same store sales and overall revenues.  There were 83 centers in the comparative same-store-sales base at September 30, 2013.

Costs of Sales:  Cost of sales decreased $1.0 million and increased $1.2 million for the three and nine months ended September 30, 2013 to $21.6 million and $69.4 million compared to the same periods in 2012.  As a percentage of sales, gross margin decreased to 75.0% from 75.1% in Q3 2013 versus the prior year. The decrease in gross margin verses the third quarter of 2012 was the result of higher shipping costs in the third quarter of 2013. The gross margin increased to 75.2% for the nine months ending September 30, 2013 as compared to 75.0% for the nine months ending September 30, 2012.  The increase in gross margin for the nine months ending September 30, 2013 is the result of offering fewer customer discounts and increasing customer prices, partially offset by increased commodity and shipping costs.

Selling, General and Administrative Costs:  Selling, general and administrative expenses were $57.5 million for the third quarter of 2013 compared to $59.4 million in the third quarter of 2012.  As a percentage of sales, selling, general and administrative expenses increased to 66.5% versus 65.3% in the third quarter of 2012.  For the nine months ended September 30, 2013, selling, general, and administrative expenses were $183.6 million versus $185.6 million the year prior, and decreased to 65.7% as a percentage of sales compared to 67.9% for the year prior. Take Shape For Life commission expense, which is variable based upon product sales, decreased by approximately $0.4 million and increased by approximately $5.2 million as TSFL sales grew 1% and 8% for the three and nine months ended September 30, 2013 as compared to same periods in 2012. Take Shape For Life Health Coaches are independent contractors that are paid commissions on product sales referred to the Company.  Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center.  The clients of Health Coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address.  Health Coaches are not required to purchase product in order to receive a commission.   In addition, Health Coaches do not receive a commission on their personal product orders.

Salaries and benefits increased by approximately $0.4 million in the third quarter of 2013 compared to last year and decreased by $1.3 million for the nine months ended September 30, 2013 compared to last year.  The decrease for the nine months ending September 30, 2013 verses last year was driven by the 2012 restructuring efforts and continued optimization of staffing levels at the Medifast Weight Control Centers and Corporate.  The savings were partially offset by the hiring of and increased salaries for key technical and executive positions.

Sales and marketing expense decreased by $2.3 million in the third quarter of 2013 compared to last year and $4.0 million for the nine months ended September 30, 2013 compared to last year.  The decrease is the result of lower advertising spend. The Company continues to balance marketing expenses to result in increased sales and a strong bottom line.

Office expenses decreased $0.1 million and $4.1 million for the three and nine months ended September 30, 2013, respectively in comparison to the same periods in 2012.  The large year to date decrease in expense is primarily due to the Federal Trade Commission settlement (FTC) for $3.7 million that was accrued in the second quarter of 2012.  A decrease in accounting and consulting fees also attributed to the favorable change in expense year-over-year.  Other expenses consisting primarily of depreciation, credit card processing fees, and licenses and fees increased by $0.6 million and $2.7 million for the three and nine months ended September 30, 2013.  The most significant driver of this change was the continued focus on our investment in improving our infrastructure to support growth.  As disclosed in the first quarter, the Company also began accruing a sales tax liability in Q4 2012 that is contributing to both the quarter and year to date increase in other expenses.

Income taxes:  In the third quarter of 2013, the Company recorded $2.2 million in income tax expense, an effective rate of 28.0%, compared to $1.8 million in income tax expense, an effective rate of 19.7% in the third quarter of 2012. The increase for the third quarter versus the third quarter of 2012 is due to the state restructuring that took place in 2012 which took advantage of the Maryland Singles Sales factor apportionment methodology. For the nine months ended September 30, 2013, the Company recorded income tax expense of $8.8 million, an effective tax rate of 32.0%, compared to income tax expense of $6.8 million, an effective tax rate of 32.7% for the nine months ended September 30, 2012.  The decrease in the effective tax rate for the nine months ended September 30, 2013 was the result of the FTC settlement discussed above, state tax restructuring and apportionment, as well as benefiting from newly enacted research and development credits effective January 1, 2013 applicable retroactively to 2012 activity.  The Company anticipates a full year tax rate of approximately 33-34% in 2013.

Net income:  Net income was $5.7 million in the third quarter of 2013 compared to $7.2 million in the third quarter of 2012, a decrease of $1.5 million.  Pre-tax profit as a percent of sales increased to 9.1% in the third quarter of 2013 compared to 9.9% in the third quarter of 2012.  Net income for the nine months ended September 30, 2013 was $18.7 million compared to $14.0 million in the same period of 2012, an increase of $4.7 million.  Pre-tax profit as a percent of sales increased to 9.8% for the period compared to 7.6% for 2012.  The Federal Trade Commission settlement of $3.7 million accrual and the $0.4 million accelerated compensation for the Executive Chairman of the Board in the second quarter of 2012 accounted for a significant portion of the increased profitability.  These items were partially offset by a $0.8 million gain from a key man insurance proceeds in the second quarter of 2012 and also the decrease in customer discounts and increased customer pricing implemented in 2013.  The nine month increase in profitability was also the result of the MWCC and Wholesale segment income (loss) before taxes increasing from a loss of $1.1 million in 2012 to a profit of $2.2 million in 2013.  The segment benefited from savings related to the staffing re-alignment completed in the first quarter of 2012, continued staffing optimization and a reduction in advertising spend as a percentage of sales for each corporate center.  This improvement in profit is partially offset by the increase in other expenses for depreciation, licenses and fees, and accrued sales tax discussed above.

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

The reconciliations of these non-GAAP financial measures are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Income from operations	$7,349,000	$8,928,000	$26,568,000	$19,663,000
FTC Settlement Expense	-	-	-	3,700,000
Adjusted Income from operations	$7,349,000	$8,928,000	$26,568,000	$23,363,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$5,673,000	$7,208,000	$18,679,000	$14,011,000
FTC Settlement Expense	-	-	-	3,700,000
Adjusted Net Income	$5,673,000	$7,208,000	$18,679,000	$17,711,000

Diluted earnings per share	$0.41	$0.52	$1.34	$1.02
Impact for adjustments	-	-	-	0.27
Adjusted diluted earnings per share	$0.41	$0.52	$1.34	$1.29

The weighted-average diluted shares outstanding used in the calculation of theses non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Weighted average shares outstanding -
Basic	13,884,293	13,705,188	13,852,155	13,709,702
Diluted	13,903,412	13,804,212	13,955,217	13,766,013

Excluding the impact of the $3.7 million expense for the anticipated FTC settlement recognized during 2012, income from operations for the nine months ended September 30, 2013 increased $3.2 million to $26.6 million from adjusted income from operations of $23.4 million in 2012.  For the nine months ended September 30, 2013, net income increased to $18.7 million compared to adjusted net income of $17.7 million for the same period in 2012.  The FTC settlement was non-deductible for tax purposes and resulted in an effective tax rate of 32.7% for the nine months ended September 30, 2012.  Adjusted diluted earnings per share for the nine months ended September 30, 2013 are $1.34 compared to diluted earnings per share of $1.29 for the same period in 2012.

SEGMENT RESULTS OF OPERATIONS
	Net Sales by Segment for the three months ended September 30,
	2013		2012
Segments	Sales	% of Total	Sales	% of Total

Medifast	$73,324,000	85%	$76,777,000	84%
MWCC and Wholesale	13,156,000	15%	14,191,000	16%
Total Sales	$86,480,000	100%	$90,968,000	100%

	Net Sales by Segment for the nine months ended September 30,
	2013		2012
Segments	Sales	% of Total	Sales	% of Total

Medifast	$238,625,000	85%	$230,550,000	84%
MWCC and Wholesale	40,970,000	15%	42,914,000	16%
Total Sales	$279,595,000	100%	$273,464,000	100%

Medifast Segment: The Medifast segment consists of the sales from Medifast Direct Marketing and Take Shape For Life. As this represents the majority of our business, this is discussed in the Overview of Financial Results above.

The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians.  Sales decreased $1.0 million, or 7.3%, in the third quarter of 2013 as compared to 2012 and $1.9 million, or 4.5% for the nine months ended September 30, 2013 compared to the year prior.  The decrease in sales for the periods was driven by the Company’s focus to improve profitability by creating operational efficiency, optimizing staffing, and managing expenses including advertising spend.  At September 30, 2013, Medifast Weight Control Centers were operating in eighty-three corporate locations and thirty-six franchise locations.

	Income Before Income Taxes by Segment for the three months ended September 30,
	2013		2012
Segments	Profit	% of Total	Profit	% of Total

Medifast	$8,601,000	109%	$9,575,000	107%
MWCC and Wholesale	528,000	7%	388,000	4%
All Other	(1,251,000)	-16%	(984,000)	-11%
Income before income taxes	$7,878,000	100%	$8,979,000	100%

	Income Before Income Taxes by Segment for the nine months ended September 30,
	2013		2012
Segments	Profit	% of Total	Profit	% of Total

Medifast	$29,452,000	107%	$28,685,000	138%
MWCC and Wholesale	2,157,000	8%	(1,136,000)	-5%
All Other	(4,143,000)	-14%	(6,735,000)	-31%
Income before income taxes	$27,466,000	100%	$20,814,000	100%

Medifast Segment:  The Medifast reporting segment consists of the activity of Medifast Direct Marketing and Take Shape For Life.  This represents the majority of our business and is discussed in the Overview of the Financial Results section above.  See Note 11, “Business Segments” of the financial statements for a detailed breakout of expenses.

MWCC and Wholesale Segment: Profitability of this segment increased $0.1 million in the third quarter of 2013 compared to the third quarter of 2012 and $3.3 million in the first nine months of 2013 compared to the first nine months of 2012.  The increase for both periods was the result of savings from the staffing re-alignment completed in the first quarter of 2012, continued efforts to optimize staffing levels following the restructuring, increased success of franchise centers, and reduced advertising spend as a percentage of sales for each corporate center.

The Company had eighty-three corporate centers and thirty-six franchise centers in operation as of September 30, 2013 compared to eighty-eight and thirty-two, respectively in 2012.

All Other Segment:  The All other segment consists of corporate expenses related to the parent Company operations.  Year-over-year parent company expenses decreased by $2.6 million for the three and nine months ended September 30, 2013 compared to 2012.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.  The $3.7 million FTC settlement accrual and $0.4 million accelerated compensation for the Executive Chairman of the Board in the second quarter of 2012 were the largest drivers of the decrease in expenses and were partially offset by a $0.8 million gain associated with a key man life insurance proceed in the same quarter.  See footnote 11, “Business Segments”, for additional detail.

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

We are exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio.  Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds.  Our cash is deposited in and invested through highly rated financial institutions in North America.  Our marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases.  If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at September 30, 2013, we estimate that the fair value of our investment portfolio would decline by an immaterial amount and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

Item 4.  Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2013.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.  Based on this evaluation performed in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the above matter, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business.  Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its results of operations, financial position or liquidity.

Item 1A.  Risk Factors

Information about risk factors for the nine months ended September 30, 2013, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

No stock repurchases were made during the nine months ended September 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL C. MACDONALD	November 12, 2013
Michael C. MacDonald
Executive Chairman of the Board and Chief Executive Officer
(principal executive officer )

BY:	/S/ TIMOTHY G. ROBINSON	November 12, 2013
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

