Form 10-K
period 2013-12-31
MEDIFAST INC
filed 2014-03-17
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes  ☐    No   ☒

As of June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $342 million based on the closing price as reported on the New York Stock Exchange.

The number of shares of common stock outstanding as of March 17, 2014 was 13,115,642.

DOCUMENTS INCORPORATED BY REFRENCE

Certain information required by Items 10, 11, 12, 13, and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the Registrants 2014 Annual Meeting of Stockholders.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2013 Annual Report on Form 10-K (“Report”) contains forward-looking and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or are made in connection with discussions of future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results.  They are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements.  Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: health related claims by our customers, the effectiveness of our marketing and advertising programs, adverse publicity associated with our products or sales channels, the departure of one or more key personnel, our ability to continue to develop innovative new services and products or the failure of our services or products to continue to appeal to the market, our ability to protect our brand and other intellectual property rights, product liability claims, disruptions in our supply chain, the impact of existing and future laws and regulations, risks associated with unauthorized penetration of our information security, our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the projected benefits of such businesses overall economic and market conditions and the resultant impact on consumer spending patterns and other risks identified in our filings with the Securities and Exchange Commission (the “SEC”), including those set forth in Item 1A of this Report.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance or results, and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify.  We undertake no obligation to update any information contained in this Report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware of after the date of this Report.  Undue reliance should not be placed on forward-looking statements.

2

PART I

ITEM 1.  BUSINESS

SUMMARY

Medifast, Inc. (the “Company” or “Medifast”) is a Delaware corporation, incorporated in 1993.  Our fiscal year ends December 31 and all references to this year refer to the fiscal year ended December 31, 2013.  The Company’s operations are primarily conducted through seven of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Take Shape For Life, Inc., Jason Enterprises, Inc., Medifast Franchise Systems (“MFSI”), Inc., Jason Properties, LLC, Medifast Nutrition, Inc. and Seven Crondall, LLC.  The Company is engaged in the production, distribution, and sale of weight loss and weight management products and other consumable health and diet products.  Medifast product lines include weight loss and management, meal replacement, and vitamins.  The Company has one modern, Food and Drug Administration (“FDA”)-approved manufacturing facility located in Owings Mills, Maryland.

MARKETS

Over the past 30 years, obesity in the United States has risen dramatically.  The American Medical Association officially declared obesity a disease in June 2013.  Throughout the world, the World Health Organization estimates that approximately 1.6 billion people are overweight.  In the United States, approximately two-thirds of the adult population fall within the overweight or obese categories.  According to the Centers for Disease Control and Prevention (“CDC”), over 78 million U.S. adults are obese.

Obesity is defined as a Body Mass Index (’BMI”) of 30 kg/m2 or greater, whereas overweight is defined as a BMI ranging between 25 and 29.9 kg/m2.  According to the CDC in 2012, all states in the U.S. had a prevalence of obesity of at least 20%.  Furthermore, the CDC reported that forty-one states had adult obesity rates of 25% or higher, and thirteen of these states had obesity rates that exceeded 30%.

According to the CDC, health conditions related to obesity include heart disease, stroke, Type 2 diabetes, and certain types of cancers.  Obesity is not an age-specific condition; the CDC showed children and adolescents are also affected. According to the CDC, the prevalence of obesity in children and adolescents has almost tripled since 1980.  Approximately 17% of children and adolescents are obese and are at an increased risk of developing health problems such as high blood pressure, high cholesterol and Type 2 diabetes.

According to the study, “Projection of the year 2050 burden of diabetes in the US adult population: dynamic modeling of incidence, mortality, and prediabetes prevalence” published in 2010 in Popular Health, Type 2 diabetes is expected to increase from 1 in 10 adults to between 1 in 3 and 1 in 5 adults between 2010 and 2050.

The primary factors contributing to obesity are well-known:  unhealthy food choices and lack of physical activity.  Studies completed by the CDC reported Americans incurred $147 billion in costs associated with obesity in 2008 and that average annual medical costs for those who are obese are over $1,400 higher than those of people in normal weight ranges.  The U.S. weight loss market itself is estimated to be a $65 billion per year industry, including consumer spending on diet foods, drinks and low-calorie sweeteners; health clubs and workout videos; medically supervised and commercial weight loss programs; children’s weight loss camps; diet books; appetite suppressants and more.  According to the Trust for America’s Health and The Robert Wood Johnson Foundation, half of U.S. adults will be categorized as obese by 2030.  The study also estimates that there could be 7.9 million new cases of diabetes each year compared with 1.9 million new cases per year in recent years. The study also notes that there could be 6.8 million new cases of chronic heart disease and stroke per year as compared with 1.3 million new cases per year now.  Also according to this study, health conditions related to obesity will result in an additional $66 billion in obesity related medical costs as compared to recent estimates of $147 billion.

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

Take Shape For Life™ – Take Shape For Life is the personal coaching division of Medifast.  This physician led coaching network consists of independent contractor Health Coaches (“Health Coaches”), who are trained to provide coaching and support to clients on Medifast weight-loss products and programs. The role of the Health Coach is to give clients the encouragement and mentoring to assist them to successfully reach a healthy weight and adopt a healthy lifestyle.  The Take Shape For Life program provides a road map to empower the individual to take control of their health through adopting better long-term habits.  Take Shape For Life moves beyond the scope of weight loss to teach clients how to achieve optimal health through the balance of body, mind, and finances.  The program uses the high-quality, medically validated products of Medifast that have been proven safe and effective in clinical studies described below under “Clinical Research Overview.”  Health Coaches and their clients follow the principles of the Discover Your Optimal Health book, Habits of Health book, and Habits of Health companion workbook written by the NY Times Best-Selling author and Take Shape For Life co-founder and medical director to create a lifelong health optimization program.  In addition to the encouragement and support of a Health Coach, clients of Take Shape For Life are offered a bio-network of support including product and program information on our website, weekly medical and general support calls, and access to our registered dietitians.

Program entrants are encouraged to consult with their primary care physician and a Take Shape For Life Health Coach to determine the Medifast program that is right for them.  Health Coaches are required to become qualified based upon testing of their knowledge of Medifast products and programs.  Our Health Coaches provide coaching and support to their clients throughout the weight-loss and weight-maintenance process.  Most new Health Coaches are introduced to the opportunity by an existing Health Coach.  The vast majority of new Health Coaches started as weight-loss clients of a Health Coach, had success on the Medifast program, and became a Health Coach to help others through the weight-loss process.  Approximately 15% of active Health Coaches in the Take Shape For Life network are health care providers.

Take Shape For Life Health Coaches are independent contractors who are compensated on product sales referred to the Company. Health Coaches can earn compensation under the Integrated Compensation Plan in two ways:
•	Commissions: The primary way a Health Coach is compensated is through earning commissions on product sold. Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center. The clients of Health Coaches are responsible for ordering and paying for products, and their order is shipped directly from the Company to the client’s home or designated address. Our Health Coaches do not handle payments and are not required to purchase or store products in order to receive a commission. In addition, Health Coaches do not receive a commission on their own personal product orders. Health Coaches pay the same price for products as their clients. The Company pays retail commissions to qualified Health Coaches on a weekly basis.
•	Bonuses: Health Coaches are offered several bonus opportunities, including client support bonuses, certification bonuses, team growth bonuses, generation bonuses, elite leadership bonuses, consistency bonuses, client acquisition bonuses, and assist bonuses. The purposes of these bonuses are to reward Health Coaches for successfully referring product sales to the Take Shape For Life network, and to incentivize Health Coaches to further support and develop other Health Coaches within their network. Health Coaches are encouraged to reach full integration at their appropriate business level (Health Coach, Business Coach, Business Leader). An Integrated Health Coach is rewarded for their higher level of performance by receiving higher earning potential for the bonuses outlined below. The Company pays bonuses on a monthly basis to qualified Health Coaches.
o	Client Support bonuses are paid to Health Coaches who have at least 1,200 in frontline product sales to either clients or personally sponsored Health Coaches. These are incremental bonuses based on the Health Coach frontline product sales performance.
o	Certification bonus are paid to Health Coaches who have purchased the COPE online certification course, completed the course work and passed a final examination. This bonus is earned on all frontline product sales starting in the month certification status is obtained.
o	Team growth bonuses are paid to Health Coaches who have at least five ordering clients per month and who have generated over $1,200 in group product sales per month. Monthly growth bonuses are incremental bonuses that enable Health Coaches to earn income on product orders placed by clients and/or Health Coach teams within their network.
o	Generation bonuses are paid to Health Coaches who qualify as an “Executive Director” and have one or more Health Coaches in their business who have achieved the rank of Executive Director. An “Executive Director” is a Health Coach who has obtained five Qualifying Points. “Qualifying Points” are points earned for every $1,200 in frontline product sales generated or every qualified Senior Coach team. A “Senior Coach” is a Health Coach who generates at least $1,200 a month in group product sales from a combination of at least five personally enrolled, ordering clients, and/or Health Coaches, Health Coach teams, or a combination of both.
o	Elite leadership bonuses are paid to Health Coaches who qualify as an Executive Director and have three or more Health Coaches in their business who have achieved the rank of Executive Director.
o	Consistency bonuses are paid to Health Coaches who are certified and maintain frontline product sales and/or qualified Senior Coach team performance with order consistency month after month. Health Coaches who generate at least $2,000 or more in frontline product sales for three consecutive months are paid a Health Coach consistency bonus. Certified Health Coaches who maintain at least $6,000 in frontline product sales, at least $15,000 in group product sales, and qualify five Senior Coach teams for three consecutive months are paid a Fully Integrated Business Coach Consistency Bonus.
o	The client acquisition bonuses are paid to new Health Coaches who develop five clients and generate $1,000 in frontline product sales within their first 30 calendar days in Take Shape For Life program.
o	The assist bonuses are paid to Health Coaches who assist a newly sponsored Health Coach attain the Client acquisition bonus.

Health Coaches do not earn a commission or bonus when they recruit a new Health Coach into the Take Shape For Life network. Fees paid by new Health Coaches for start-up materials are at the Company’s approximate cost and no commissions are paid thereon.

The Integrated Compensation Plan went into effect in September of this year. Prior to September the compensation plan utilized was similar and is outlined below:
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

The implementation of the Compensation Plan move from the original plan mentioned above and the Integrated Compensation Plan required a transition period. This transition period occurred from September 1, 2013 through December 31, 2013 and as of January 1, 2014 the Integrated Compensation Plan was in full effect for all Health Coaches.

The Company implemented the Integrated Compensation Plan in order to:

•	Align our compensation plan with our evolving business
•	Incorporate the concepts of full integration and reward Health Coaches for becoming certified
•	Offer more rewards to those Health Coaches who support clients as well as build Health Coach teams
•	Ensure that the compensation plan is efficient and rewards Health Coaches appropriately.

Take Shape For Life is a member of the Direct Selling Association (the “DSA”), a national trade association representing over 200 direct selling companies doing business in the United States.  To become a member of the DSA, Take Shape For Life, like other active DSA member companies, underwent a comprehensive and rigorous one-year company review by DSA legal staff that included a detailed analysis of its company business-plan materials.  This review is designed to ensure that a company’s business practices do not contravene DSA’s Code of Ethics.  Compliance with the requirements of the Code of Ethics is paramount to becoming and remaining a member in good standing of DSA. Accordingly, we believe membership in DSA by Take Shape For Life demonstrates its commitment to the highest standards of ethics and a pledge not to engage in any deceptive, unlawful, or unethical business practices. Among those Code of Ethics proscriptions are pyramid schemes or endless chain schemes as defined by federal, state, or local laws. Moreover, Take Shape For Life, like other DSA member companies in good standing, has pledged to provide consumers with accurate and truthful information regarding the price, grade, quality, and performance of the products Take Shape For Life markets. See Note 13, “Business Segments” of the notes to the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

Medifast Weight Control Centers – Medifast Weight Control Centers is the brick and mortar clinic channel of Medifast with affiliate-owned locations in Pennsylvania, New Jersey, Delaware, Texas, Florida, Maryland, North Carolina and Virginia.  Jason Properties, LLC, a subsidiary of Medifast, Inc., had a total of 75 Medifast Weight Control Centers in operation at year-end. Medifast Weight Control Centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized client counseling, an InBodyTM body composition analysis, and monitoring with a BodyGemTM indirect calorimeter that determines resting metabolic rates. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives.  The Centers also benefit from the enterprise brand advertising which encourages walk-ins and referrals from their customers and other Medifast business channels.

In 2008, MFSI, a subsidiary of Medifast, began offering the Center model as a franchise opportunity.  MFSI currently has franchised centers located in Alabama, Arizona, California, Louisiana, Minnesota, Wisconsin, Maryland and Pennsylvania.  As of December 31, 2013 41 franchise locations were in operation.

MFSI currently offers the Medifast Weight Control Center franchise opportunity in all states under a registered (where required) franchise disclosure document (“FDD”).  The MFSI Franchise Agreement requires franchisees to develop a minimum of three Medifast Weight Control Centers within a defined geographic area in the time frame set forth in the Development Agreement between MFSI and the franchisee.

MFSI’s franchise strategy depends on our franchisees’ active involvement in, and management of, Medifast Weight Control Center operations. Candidates are reviewed for appropriate operational experience and financial stability, including specific net worth and liquidity requirements. Upon execution of the Franchise Agreement and Development Agreement, franchisees are required to promptly select sites for the Centers, each of which are subject to MFSI’s approval.

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

Prior to the opening of each Medifast Weight Control Center franchise established under the Franchise and Development Agreements, MFSI will do the following:

i.	designate the Center’s protected territory.

ii.	review for approval the sites selected by the franchisee for the Center.

iii.	review for approval the lease governing the location where the Center is to be located.

iv.	provide the franchisee with standard plans and specifications for the build-out of the Center along with a list of equipment and improvements which the franchisee is required to purchase and install.

v.	provide an initial training program.

vi.	provide the franchisee on-site assistance and guidance for approximately three to five days on or about the opening of the Center.

vii.	provide the franchisee with online access to a password-protected, electronic version of the Medifast Weight Control Centers® Franchise Operations Manuals.

MFSI may, in certain limited circumstances, cause its affiliate to provide products at a discounted price.  Medifast may, in certain circumstances guarantee a franchisee’s notes, leases or other obligations. MFSI does not offer direct or indirect financing.

While MFSI does not currently have a purchase option included in its Franchise Agreement, it does have the right of first refusal to acquire a Center if the franchisee wishes to sell a Center.

Medifast Wholesale – Since 1980, over 20,000 doctors have recommended Medifast products and programs to their patients as a medically-proven solution to control their weight and improve their health. Medifast provider practices carry an inventory of wholesale products and resell them to patients while providing appropriate medical monitoring, testing, and support to ensure healthy weight loss.

The Company offers extensive resources to assist the providers, their staff and their patients in achieving success with their program. Medifast Medical Providers have access to marketing assets and training modules to help the practice grow their program and enable patients to achieve their weight loss and associated health goals. Medifast’s nutrition support team includes registered dietitians and a behavioral specialist who provide program support and advice via phone and email.

In 2012, the Company entered into a 3-year strategic partnership with Productos Medix S.A. de C.V. (“Medix”), a leader in pharmaceutical obesity products in Mexico.  The agreement granted Medix an exclusive license for the distribution of Medifast products and programs through physicians and weight control centers in Mexico under the Medifast brand.  Inventory is shipped to Medix within the United States and the resulting revenues are classified as domestic sales for the Company.

In January 2013, the Company and Medix, amended their contract to provide an exclusive 5-year licensing agreement to increase distribution of Medifast meal replacement products and programs beyond Mexico and into Argentina, Bolivia, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Paraguay, Peru, Venezuela, and Uruguay.  On September 19, 2013, Medix held the grand opening of the first international Medifast Weight Control Center in Mexico City.  Medix now has three weight control centers open in Mexico with plans to expand.  In December 2013, Medix opened the first Medifast Weight Control Center in Bogota, Colombia. The Company expects this relationship to continue to grow throughout 2014 with the focus on opening centers in additional countries and further penetration in established regions.

The Company also expanded its international presence into Canada in March 2014, opening new channels of distribution. Our current sales are through the Medifast Direct and Medical Provider channels, with the long-term goal of expanding other Medifast channels into Canada.

SEASONALITY

The Company's weight management products and programs have historically been subject to seasonality.  Traditionally the holiday season impacts the fourth quarter with fewer sales of diet control products and services.  January and February generally show increases in sales, as these months are considered the commencement of the “diet season.”

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

For each of the below peer-reviewed publications, the reviewers were chosen by the publishing journal, and except in the case of Study 3, were not disclosed to Medifast.  Each reviewer is independent and has no association with Medifast or its affiliates.

The first three studies cited below evaluated the effectiveness of the Medifast 5 & 1® Plan which consists of five Medifast meal replacement products and one self-selected Lean & Green™ meal daily. The 5 & 1 Plan is the plan most frequently used by Medifast customers within all business channels.  Two of these clinical studies used the gold standard study design – a, randomized, controlled trial, and the third study was a large retrospective chart review conducted in Medifast Weight Control Centers.  All three studies demonstrated statistically and clinically significant weight loss accompanied by improvements in body composition and other health related parameters in participants using the 5 & 1 Plan.

Sample sizes for the studies described below ranged from 14 to over 1,000 participants.  The smallest study was a statistical review of patient charts, while the largest study was a retrospective review of patient charts from a weight-loss clinic, which allows for greater generalization of the protocol used in the clinic as an effective weight-management program for individuals seeking weight loss.

Each study included a wide range of individuals as part of the study population.  All of the studies included both male and female participants, except for Studies 9 and 10, which included females only.  Additionally, race or ethnicity were not exclusory for any of the studies, and the age range for inclusion across the studies included children, adolescents, and adults, allowing for adequate generalization and support for the study conclusions.

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

Study 1

Reference

Shikany, J.M., Thomas,  A.S., Beasley, T.M., Lewis C.E., and Allison, D.B. (2013) Randomized controlled trial of the Medifast 5 & 1 Plan for weight loss. International Journal of Obesity (lond) 37(12):1571-1578.  (First published online 9 April 2013; doi:10.1038/ijo.2013.43.)

Purpose

The Medifast 5 & 1 Plan (MD) is a portion-controlled, nutritionally-balanced, low-fat weight-loss plan. We studied the effects of MD compared with a reduced-energy, food-based diet (FB) on body weight, waist  circumference, fat mass and other measures in adults.

Method

The study was a two-parallel-arm, randomized, controlled trial comparing MD to FB over 52 weeks. A total of 120 men and women aged 19–65 years with BMI  > 35 and  < 50 kg/m2 were randomized to MD (n=60) or FB (n=60). Follow-up included a 26-week weight-loss phase and 26-week weight-maintenance phase. Anthropometric, body composition, biochemical and appetite/satiety measures were performed at baseline and at 26 and 52 weeks. An intention-to-treat, linear mixed models analysis was the primary analysis.

Results

Fifty MD subjects (83.3%) and 45 FB subjects (75.0%) completed the study on assigned treatment. At 26 weeks, race-adjusted mean weight loss was 7.5 kg in MD subjects vs 3.8 kg in FB subjects (P¼0.0002 for difference); reduction in waist circumference was 5.7 cm in MD vs 3.7 cm in FB (P=0.0064); and fat mass loss was 6.4 kg in MD vs 3.7 kg in FB (P=0.0011). At 52 weeks, the corresponding reductions were 4.7 vs 1.9 kg (P=0.0004); 5.0 vs 3.6 cm (P=0.0082); and 4.1 vs 1.9 kg (P=0.0019) in MD and FB subjects, respectively.

Conclusion

In obese adults, MD resulted in significantly greater reductions in body weight and fat compared with an FB diet for 1 year after randomization.

The International Journal of Obesity provides an international, multi-disciplinary forum for the study of obesity. The journal publishes basic, clinical and applied studies and also features a quarterly pediatric highlight.

Study 2

Reference

Coleman, C., Kiel, J., Hanlon-Mitola, A., Sonzone, C., Fuller, N., & Davis, L. (2012). Use of the Medifast meal replacement program for weight loss in overweight and obese clients: A retrospective chart review of three Medifast Weight Control Centers (MWCC). Food and Nutrition Sciences, 3(10): 1433-1444. doi: 10.4236/fns.2012.310187.

Purpose

A chart review was performed to evaluate the effectiveness of the Medifast 5 & 1 Plan in three Medifast Weight Control Centers on body weight, body composition, and other health measures at 4, 12, 24 weeks, and final weight loss visit. A secondary objective was to evaluate the association between compliance and the effectiveness of the Medifast meal replacement plan on body weight from baseline to final weight loss visit.

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

Exclusion criteria were as follows: following a plan other than the Medifast 5 & 1 Plan, completed the initial consultation but did not participate further, did not get baseline labs performed, the program was stopped for medical reasons unrelated to the Medifast Plan, no signed health information consent form or the presence of a written request to revoke consent, or if clients were currently an active participant at the Medifast Weight Control Centers.

Data were collected electronically and included weight, systolic and diastolic blood pressure, pulse, lean muscle mass (LMM), body fat mass, % body fat, and abdominal circumference. Compliance measures included attendance at weekly visits, intake of meal replacements and supplements, food journals, and ketone testing.

Results

Significant weight loss and % weight loss were achieved at all time points with clinically significant weight loss (>5%) occurring in just 4 weeks. Additionally, significant improvements in body composition were seen at all time points coupled with increases in % total body weight as LMM (% LMM improved by 3.5%, 9.8%, 16.0%, and 13.9%, respectively). Blood pressure and pulse were significantly improved, demonstrating the clinical benefit for clients. Multivariate regression revealed a strong inverse relationship between weight change, % compliance with attendance, and the number of weeks that meal replacements were taken as recommended.

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

Study 3

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

Both the Medifast and food-based group experienced a significant improvement in C-reactive protein (CRP) at week 40. However, when a dichotomous variable was used to characterize baseline CRP levels as low or high, the only sub-group to experience a significant decrease over the 40 weeks was the Medifast group with high baseline CRP levels. The Medifast group experienced a significant decrease in urine lipid peroxides at week 40 whereas the food-based group did not. Additionally, there was a significant mean decrease over time in CPR in the Medifast group that was not found for the food-based group.

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

Study 4

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

Conclusions

Participants using Medifast meal replacements lost twice the amount of weight, experienced less weight regain after 1 year of maintenance, and were more likely to complete the program than SD participants.  As PCDs may help obese patients with Type 2 diabetes adhere to a weight loss program and reduce medication use, health professionals should consider recommending them as part of a comprehensive approach to weight management.

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

Study 5

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

Study 6

Reference

Davis, L. M., Coleman. C. D., Anderson, W. S., Cheskin, L. J. (2008). The effect of metabolism-boosting beverages on 24-hr energy expenditure. The Open Nutrition Journal, 2, 37-41.

Purpose

To evaluate the effectiveness of Medifast thermogenic meal-replacement beverages (TMRB) containing 90 mg of epigallicocatechin gallate (EGCG) and 100 mg of caffeine on resting energy expenditure (REE), fat oxidation, and appetite.

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

Study 7

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

Study 8

Reference

Matalon, V. (2000) An evaluation of weight loss following a carbohydrate and fat restricted diet with appetite suppressant and dietary supplementation. The Bariatrician, Summer 2000, pp.10-13.

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

Results

Of 47 patients enrolled, 24 (51%) completed six months using the dietary regimen prescribed. Data were analyzed for all patients who were treated with the diet, as well as for the subset of patients who completed the entire study period. Baseline and 6-mos evaluations of body weight (lbs), body fat (%), BMI (kg/m2), lean body mass, water weight, and blood pressure were performed. At 6 mos, statistically significant reductions were found for body weight (p<0.001), percent body fat (p<0.001), BMI (p<0.001), lean body mass (p<0.001), water weight (p=0.01), and body systolic (p=0.003) and diastolic (p<0.001) blood pressure.

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

Journal Description:
The Bariatrician is a scientific publication distributed twice a year to American Society of Bariatric Physicians (ASBP) members and subscribers. ASBP is a leading national professional organization providing physicians and other health professionals with education in the medical management of weight loss and related medical conditions.

Study 9

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

Results

Eleven subjects completed the study. The hypocaloric diet resulted in significant decline in body weight (-18.2 ± 6.85 lbs; p<0.0001), 2-hour oral glucose (-23.0 ± 22.4 mg/dl; p=0.010), 2-hour insulin (-79.1 ± 76.6 uIU/ml; p=0.022), and calculated free androgen index (-3.7 ± 2.54; p=0.017). For subjects with elevated levels at baseline, significant improvements were found in total cholesterol (-37.0 ± 13.90 mg/dl; p=0.013), LDL cholesterol (-28.0 ± 10.80 mg/dl; p=0.014), and triglycerides (-90.0 ± 1.41 mg/dl; p=0.007). Overall, 1/3 of previously anovulatory women began ovulating and 7 out of 11 began regular menstruation.

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

SCIENTIFIC ADVISORY BOARD

The Scientific Advisory Board consists of a multi-disciplinary panel that serves as the foundation for scientifically-valid, consumer-centric, high quality innovations for lasting health. Its mission is to help guide Medifast in making informed decisions regarding medical, nutritional, and scientific matters by providing expertise and information on research and emerging trends.

The work of this cross-disciplinary group builds on Medifast’s heritage of medically sound approaches to weight loss, and the incorporation of leading-edge clinical research into the Company’s products and programs.  The Scientific Advisory Board is chaired by Lawrence Cheskin, M.D., F.A.C.P., associate professor of Health, Behavior, and Society at Johns Hopkins Bloomberg School of Public Health and director at Johns Hopkins Weight Management Center.

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

The Company believes its scientific and clinical heritage and ongoing commitment to evaluating its products and programs through clinical research are primary differentiators that allow it to compete in this market.  In addition to being shown in clinical research, its products and programs have been safely and effectively used by customers and recommended by physicians since 1980.  Originally developed by a physician, Medifast has been on the cutting edge in the development of nutritional and weight-management products since the Company was founded.  Medifast meals are individually portioned, calorie- and carbohydrate-controlled meal replacements that share a similar nutritional “footprint” and provide a balance of protein and good carbohydrates, including fiber.  Fortified with vitamins and minerals, these specially formulated products are at the heart of Medifast’s clinically proven program and provide an alternative to fad diets or obesity pharmacotherapy.

Another primary differentiator is the Company’s unique multi-channel distribution strategy, which provides varying support modalities, and broadens the availability of the Medifast brand by targeting a customer’s individual needs.  Medifast medical providers offer Medifast products and programs to patients in their practice and utilize wholesale sales. Medifast Direct serves customers through the Medifast website and call center with a free online community, various online support tools, along with free access to registered dietitians and certified personal trainers. The Take Shape For Life division offers the personal support of a Health Coach that is often a person who has achieved success on a Medifast program and has turned their success into a business opportunity.  Medifast Weight Control Centers offer a supervised and structured model for customers who prefer more accountability and personalized counseling including body analysis and metabolic rate reviews as part of the ongoing program. Medifast programs utilize meal replacements as part of a structured meal plan the research has shown to be an effective way to lose and maintain weight loss over time.

PRODUCTS

The Company offers a variety of weight loss and weight management products under the Medifast® and Essential 1® brands and for select private label customers. The Medifast line includes more than 75 options, including, but not limited to bars, bites, pretzels, puffs, cereal crunch, drinks, eggs, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups.

Medifast nutritional products are formulated with high-quality, low-calorie, and low-fat ingredients.  Medifast meal replacements are fortified to contain 24 vitamins and minerals, as well as other nutrients essential for good health.

Medifast brand awareness continues to expand through the Company’s marketing campaigns, improved product quality, and an emphasis on quality customer service, technical support, and publications developed by the Company’s marketing staff.  Medifast products have been proven to be effective for weight loss and weight management in clinical studies conducted by researchers from leading universities.  The Company has continued to develop its sales and marketing operations with qualified management and innovative programs.  The Company’s facility in Owings Mills, Maryland manufactures all powder based products and the Company subcontracts the production of all other products.

NEW PRODUCTS

Medifast expanded its product line in 2013 by introducing several new items including Medifast Tomato Basil Bisque, Medifast Pineapple Mango Smoothie, Medifast Triple Berry Smoothie, Medifast Cookie Dough Chewy Bar, Medifast Peanut Butter Chocolate Chip Chewy Bar, Medifast Blueberry Muffin Soft Bake, and Medifast Ziti Marinara.  Medifast identifies opportunities to expand its product line by regularly surveying its customer base and studying industry and consumer trends. This allows Medifast to introduce new, high quality products that meet consumer demand.

MARKETING

In 2013, Medifast continued to build and leverage its core Medifast brand through multiple marketing strategies for each of our distinct distribution channels: Medifast Direct, Medical Wholesale, Medifast Weight Control Centers, and Take Shape For Life to their target audiences. Customer acquisition and retention strategies include national and regional advertising across television, online properties, print publications, direct mailings, email campaigns, radio, and sponsorships. In addition, the Company executed strategic public relations efforts to secure local and national editorial placements to raise brand awareness. Medifast has also developed a comprehensive social media strategy utilizing Facebook, Twitter, YouTube, blogger endorsements, and more. These mediums were used to target new customers by stressing Medifast's simple, safe, and effective approach to weight loss and management.  Many of these programs were also utilized to reactivate, encourage and support existing customers. Medifast continued to enhance the Medifast websites, including adding features in the My Medifast community which offers meal planning, community message boards, blogs, and a robust library of information.

MANUFACTURING

Jason Pharmaceuticals, Inc., the Company’s wholly owned manufacturing subsidiary, produces approximately 44% of Medifast products in their manufacturing facility in Owings Mills, Maryland.  The Company purchased the plant in July 2002 for $3.4 million and has recently added production capacity with additional investments in blending and packaging equipment.  The new equipment has significantly improved the Company's production capability, while also improving overall efficiencies.  The raw materials utilized in the manufacturing of the Company’s products are sourced from multiple supplies within the United States.  The remaining 56% of Medifast products are manufactured by third party vendors in accordance with Medifast proprietary formulas and manufacturing standards. The Owings Mills manufacturing facility is regulated and inspected by the FDA and the Maryland State Department of Health and Mental Hygiene.

GOVERNMENTAL REGULATION HISTORY

The formulation, processing, packaging, and labeling of the Company's products are subject to regulation by several federal agencies, but principally by the FDA.  The Company must comply with the standards, labeling and packaging requirements imposed by the FDA for the marketing and sale of foods and nutritional supplements. Applicable regulations prevent the Company from representing in its literature and labeling that its products produce or create medicinal effects or possess drug-related characteristics.  The FDA could, in certain circumstances, require the reformulation of certain products to meet new standards, require the recall or discontinuation of certain products not capable of reformulation, or require additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation.  If the FDA believes the products are unapproved drugs or food additives, the FDA may initiate similar enforcement proceedings.  Any or all such requirements could adversely affect the Company's operations and its financial condition.

The Federal Trade Commission (“FTC”) has principal regulatory control over the Company’s advertising.  To the extent that sales of foods and nutritional supplements may constitute improper trade practices or endanger the safety of consumers, the operations of the Company may be subject to the regulations and enforcement powers of the FTC, and the Consumer Product Safety Commission.  In 2012, a subsidiary of the Company entered into a consent decree with the FTC regarding certain statements in the Company’s advertising for its weight-loss programs.  See Note 9, “Contingencies”.  The Company's activities are also regulated by various agencies of the states and localities in which the Company's products are sold.

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

EMPLOYEES

As of December 31, 2013, the Company’s subsidiaries employed 808 full-time employees, of whom 281 were engaged in manufacturing, warehouse management, and shipping, and 527 in marketing, administrative, Medifast Weight Control Centers, call center and corporate support functions.  None of the employees are subject to a collective bargaining agreement with the Company.  All employees are employed by either Jason Pharmaceuticals, Inc. or Jason Properties, LLC.

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

We use a variety of security techniques to protect our confidential customer data, including regularly scheduled penetration security tests on our websites. We also use an industry leading network monitoring service for our Intrusion Detection Services solution along with Intrusion Prevention System devices on our network’s perimeter. When our customers place an order or access their account information, we use secure channels to encrypt and transmit information. Our security certificates encrypt all information entered before it is sent to our servers. We have a secondary firewall layer of security between our customer facing websites and the databases which house their information and we have deployed mitigation devices to protect against Distributed Denial of Service attacks.  Customer data is protected against unauthorized access. We have a redundant network across our organization which provides for inter-connectivity and redundancy for our corporate locations.

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

AVAILABLE INFORMATION

Our principal office is located at 11445 Cronhill Drive, Owings Mills, Maryland  21117.  Our telephone number at this office is (410) 581-8042.  Our corporate website is located at http://www.medifastnow.com.  Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of The Exchange Act are also available free of charge on our website, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC.  The information contained on our corporate website is not a part of this Report.

CERTIFICATIONS

The Company’s Chief Executive Officer and Chief Financial Officer have filed their certifications as required by the SEC regarding the quality of the Company’s public disclosure for each of the periods ended during the Company’s fiscal year ended December 31, 2013 and the effectiveness of internal control over financial reporting as of December 31, 2013.  Further, the Company’s Chief Executive Officer has certified to the New York Stock Exchange (“NYSE”) that he is not aware of any violation by the Company of the NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE listing standards.

QUARTERLY RESULTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2013
Revenue	$96,043,000	$97,072,000	$86,480,000	$77,291,000
Gross Profit	72,409,000	72,930,000	64,853,000	57,654,000
Income before income taxes	8,710,000	10,878,000	7,878,000	6,721,000
Net Income	5,933,000	7,073,000	5,673,000	5,290,000
Earnings per common share- diluted	0.43	0.51	0.41	0.39

2012
Revenue	$88,924,000	$93,571,000	$90,968,000	$83,243,000
Gross Profit	66,755,000	70,140,000	68,336,000	62,804,000
Income before income taxes	6,333,000	5,502,000	8,979,000	3,644,000
Net Income	3,990,000	2,813,000	7,208,000	1,865,000
Earnings per common share- diluted	0.29	0.20	0.52	0.13

Earnings per common share (sometimes referred to as “EPS”) is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per common share may not equal the total computed for the year.

ITEM 1A.  RISK FACTORS

In evaluating the Company, the following risk factors in addition to all other information in this Report should be considered when carefully reading this Report.  If any of the events described below occurs, the Company’s business financial condition and operating results could be materially and adversely affected.  The following discussion is not all inclusive and additional risks and uncertainties presently known to us or that we currently deem immaterial may also impact our business, financial conditions and operating results.

We may be subject to health related claims from our customers.

A customer that suffers health problems may allege that the Medifast program contributed to the ailment.  The Company is not currently the subject of any such claims; however, we would defend ourselves vigorously against such claims. Regardless of the ultimate outcome, such claims could reduce our brand image and customer loyalty and defending against such claims would be costly and could adversely affect our results of operations.

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

Our lack of control over individual Health Coaches could result in claims against us.

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

Extensive federal, state and local laws regulate our business, products and direct selling program.   While we have implemented health coach policies and procedures designed to govern their conduct and to protect the trademarks and brand of the Company, it can be difficult to enforce these policies and procedures because of the large number of Health Coaches and their independent statuses. Violations by our independent Health Coaches of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation.  In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent Health Coaches.

The loss of key personnel could adversely affect our ability to operate and result in a negative financial condition.

Certain key personnel oversee integral components of our Company.  Although we do not anticipate the departure of any key employees including but not limited to the executive management team, we cannot guarantee their tenure indefinitely.  Our future success depends to a significant degree on the skills, experience and efforts of our key executive officers. The loss of the services of any of these individuals could harm our business. If any key executive officers left the business could be harmed.

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

Like other distributors of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our products results in illness or injury. The foods that we sell in the United States are subject to laws and regulations, including those administered by the FDA that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on our business as existing insurance coverage may not be adequate.  The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management from the operation of the business. We may also be subject to claims that our products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Product liability litigation, even if not meritorious, is very expensive and could also create adverse publicity and reduce our revenue. In addition, the products we distribute, or certain components of those products, may be subject to product recalls or other deficiencies. Any negative publicity associated with these actions would adversely affect our brand and may result in decreased product sales and, as a result, lower revenues and profits.

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

We manufacture approximately 44% of the products sold to our customers. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Owings Mills, Maryland. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, or results of operations. We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by us that could have a material adverse effect on our business, financial condition, or results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or of satisfying new legal requirements could have a material adverse effect on our business, financial condition, or results of operations.

Our business is subject to regulatory and legislative restrictions.

A number of laws and regulations govern our production, operation, and advertising.  The FTC and certain states regulate advertising, disclosures to consumers, privacy, consumer pricing or billing arrangements, and other consumer matters. Our direct selling distribution channel is subject to risk of interpretation of certain laws pertaining to the prevention of “pyramid” or “chain sale” schemes.  Although we believe we are in full compliance, should the governing body alter or enforce the law in an unanticipated way, there may be a negative result on the Company’s operations. The Company’s financial reporting is subject to various laws and regulations as well, specifically, the Sarbanes-Oxley Act of 2002 and the Securities and SEC. These requirements demand the Company disclose certain information and maintain specific controls to ensure fair and legal accounting practices as outlined therein. The Company has taken substantial measures to ensure compliance through routine internal and external audits. Failure to correct any flaws in internal controls may constitute a public notification of weakness and could have an adverse effect on our stock price. Additionally, the Company is required to maintain a position of good standing in regards to taxation on both a Federal and State level. Failure to comply with federal and state regulations could result in additional taxes, fines, or interest due that could financially strain the Company. Future laws and regulations could potentially have a material negative impact on the Company. Failure to comply with any regulations of current or future authoritative entities could have a detrimental effect on the Company’s financial standing or operating results.

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

Additionally, our selling practices are regulated by competition authorities in the United States and abroad. A finding that we are in violation of, or no longer in compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions, any of which could adversely affect our business.

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

As part of our growth strategy, we may pursue selected acquisitions or joint ventures. We cannot assure you that we will be able to effect these transactions on commercially reasonable terms or at all. Any future acquisitions or joint ventures may require access to additional capital, and we cannot assure you that we will have access to such capital on commercially reasonable terms or at all. Even if we enter into these transactions, we may not realize the benefits we anticipate or we may experience difficulties in integrating any acquired companies and products into our existing business, attrition of key personnel from acquired businesses, significant charges or expenses, higher costs of integration than we anticipated, or unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations.

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

Consummating these transactions could also result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our business, financial condition or results of operations. We may also issue additional equity in connection with these transactions, which would dilute our existing stockholders.

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

The weight loss industry is highly subjective and influenced by many factors.  For example, a low carbohydrate diet trend hit the United States several years ago and had an adverse impact on many weight loss companies, including ours.  Another new diet could sweep the nation or consumer preferences could change, which is common in our industry. Our failure to adapt or respond quickly enough to these changes could have an adverse affect on our results of operations.  In addition, pharmaceutical companies are constantly trying to develop safe, effective drugs that promote weight loss.  If successful, many dieters could perceive this to be easier than the Medifast program, which would put us at a competitive disadvantage.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTY

In Owings Mills, Maryland, the Company owns a 49,000 square-foot manufacturing facility and leases two buildings which serve as corporate headquarters which are set to expire on August 31, 2016 and October 31, 2017.  In 2003, the Company purchased an 119,000 square-foot distribution facility in Ridgley, Maryland, approximately 80 miles away from its corporate headquarters.  In July 2010, the Company leased a second distribution center in Dallas, Texas, set to expire on September 30, 2015.  The facility was expanded by 20,000 square feet in 2011, which included adding a call center, and is set to expire on March 31, 2018.  Both distribution facilities give the Company adequate product distribution capacity for the foreseeable future.  In 2004, the Company purchased a 3,000 square-foot conference and training facility in Ocean City, Maryland.  The facility is used to conduct corporate training sessions, Board of Director meetings and is used for employee morale and wellness programs.  In December 2012, the Company leased a raw materials warehouse in Arbutus, Maryland.  The Company has eighty-three leases for its corporately owned Medifast Weight Control Centers throughout eight states; Texas, Florida, Maryland, Pennsylvania, Delaware, New Jersey, North Carolina and Virginia.  The eighty-three leases include eight agreements for centers that were closed in December 2013 that the Company is in the process of cancelling.  All corporate leases range in terms from one to ten years.

ITEM 3.  LEGAL PROCEEDINGS

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenen”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for defamation, market manipulation and unfair business practices, alleging a scheme of market manipulation of Medifast stock for Defendants’ monetary gain, by damaging the business reputation of Medifast and its Take Shape For Life division. Bradley T. MacDonald, former Executive Chairman of Medifast and a stockholder, joined the lawsuit individually.  The lawsuit seeks $270 million in compensatory damages, punitive damages, and ancillary relief.  In March 2011, the District Court granted in part and denied in part certain Anti-SLAPP Motions to Strike (i.e. motions to dismiss) previously filed by all Defendants.  The Company has appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenen in the 9th Circuit Court of Appeals.  Defendant FitzPatrick’s motion was denied as to the Company’s defamation claim, and FitzPatrick has appealed that portion of the Court’s ruling.  Both appeals have been fully-briefed and oral argument was held on March 5, 2013.  To date, no decision has been issued.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is quoted under the symbol MED.  The common stock is traded on the New York Stock Exchange.  The following is a list of the low and high closing prices by fiscal quarters for 2013 and 2012:

	2013
	Low	High
Quarter Ended March 31, 2013	22.26	28.10
Quarter Ended June 30, 2013	22.23	29.32
Quarter Ended September 30, 2013	24.85	28.88
Quarter Ended December 31, 2013	23.31	27.49

	2012
	Low	High
Quarter Ended March 31, 2012	14.78	17.67
Quarter Ended June 30, 2012	16.70	20.24
Quarter Ended September 30, 2012	20.03	28.87
Quarter Ended December 31, 2012	25.41	32.28

There were approximately 120 record holders of the common stock as of March 11, 2014.   This number does not include beneficial owners of our securities held in the name of nominees.

No dividends on common stock were declared by the Company during 2013 or 2012.  The Company has not and does not plan to declare dividends in the foreseeable future.

The Bank of America revolving unsecured line of credit contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets.

The following is a summary of our common stock purchases during the quarter ended December 31, 2013:

				Maximum Number of Shares
	Total Number	Average	Total Number of Shares	that May Yet Be Purchased
	of Shares	Price Paid	Purchased as Part of Publicly	Under the Plans or
Period	Purchased	per Share	Announced Plans or Programs	Programs[1,2]
October 1 - October 31, 2013	-	$-	-	1,125,000
November 1 - November 30, 2013	786,000	$25.46	786,000	339,000
December 1 - December 31, 2013	-	$-	-	339,000

1 At the outset of the quarter ended December 31, 2013, there remained 125,000 common shares eligible for repurchase under the repurchase authorizations dated May 18, 2011 and July 21, 2011.

2 On May 29, 2012, the Company authorized the repurchase of 1,000,000 common shares under a share repurchase program.

Performance Graph

The following graph compares the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s S&P 500 Index and the Company’s selected peer group, including NutriSystem Inc., Herbalife Ltd., USANA Health Sciences, and Weight Watchers International, Inc.

	12/08	12/09	12/10	12/11	12/12	12/13

Medifast, Inc.	100.00	553.99	523.19	248.55	478.08	473.37
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group	100.00	139.82	193.41	267.44	210.60	356.42

ITEM 6.  SELECTED FINANCIAL DATA

The selected condensed consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Report, and the consolidated financial statements and notes thereto of the Company included in Part II, Item 8 of this Report. The historical results provided below are not necessarily indicative of future results.

	2013	2012	2011	2010	2009
(In thousands, except per share data)
Revenue	$356,886	$356,706	$298,189	$257,552	$169,743
Income from Operations	33,590	23,262	27,382	31,640	18,497
Income before Income Taxes	34,187	24,458	27,680	31,692	18,424

EPS - Basic	$1.74	$1.16	$1.33	$1.39	$0.84
EPS - Diluted	1.73	1.16	1.31	1.35	0.77

Total Assets	$132,650	$130,251	$105,665	$94,059	$62,960
Current Portion of long-term debt and capital lease facilities	222	528	1,426	944	796
Total long-term debt and capital leases	474	3,809	4,251	4,855	5,444

Weighted average shares outstanding
Basic	13,774	13,722	13,965	14,082	13,515
Diluted	13,818	13,740	14,198	14,573	14,737

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our significant accounting policies are described in Note 2 to the consolidated financial statements.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the twelve months ended December 31, 2013 and 2012, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2007.

Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of December 31, 2013 and 2012 were $525,000 and $300,000, respectively.

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

Background:

The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products.   The Company’s product lines include meal replacements and vitamins.   Our products and services are sold to weight loss program participants primarily via the Internet, telephone, and brick and mortar clinics.  Our product sales accounted for 96% of our revenues in 2013 and 95% of our revenues in 2012.  Program sales in our Medifast Weight Control Center channel accounted for 2% of revenues in 2012 and 3% of revenues in 2012.  Shipping revenue and other accounted for 2% of revenue in 2013 and 2012.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend, number of active Health Coaches and average monthly revenue generated per health coach in the Take Shape For Life channel, and average same store sales changes for the Medifast Weight Control Center channel.

CONSOLIDATED RESULTS OF OPERATIONS
2013 COMPARISON WITH 2012

Overview of the Twelve Months Ended December 31, 2013 Compared to Twelve Months Ended December 31, 2012

	Twelve Months ended December 31,
	2013	2012	$ Change	% Change

Revenue	$356,886,000	$356,706,000	$180,000	0%
Cost of sales	89,040,000	88,671,000	369,000	0%
Gross Profit	267,846,000	268,035,000	(189,000)	0%

Selling, general, and administrative costs	234,256,000	244,773,000	(10,517,000)	-4%

Income from operations	33,590,000	23,262,000	10,328,000	44%

Other income
Interest income, net	506,000	301,000	205,000	68%
Other expense	91,000	895,000	(804,000)	-90%
	597,000	1,196,000	(599,000)	-50%

Income before provision for income taxes	34,187,000	24,458,000	9,729,000	40%
Provision for income tax expense	10,218,000	8,582,000	1,636,000	19%

Net income	$23,969,000	$15,876,000	$8,093,000	51%

% of revenue

Gross Profit	75.1%	75.1%
Selling, general, and administrative costs	65.6%	68.6%
Income from Operations	9.4%	6.5%

Revenue:  Revenue increased to $356.9 million in 2013 compared to $356.7 million in 2012, an increase of $0.2 million. The Take Shape For Life sales channel accounted for 64.1%, the Medifast Direct channel accounted for 21.2%, and Medifast Weight Control Centers and Medifast Wholesale Physicians accounted for 14.7% of total revenue.  The year to date revenue to spend ratio for 2013 was 14.1-to-1 compared to 10.9-to-1 for 2012.  Total advertising spend, inclusive of broker fees, was $25.3 million in 2013 compared to $32.6 million in 2012.

Take Shape For Life revenue increased 6% to $228.7 million in 2013compared with $216.1 million in 2012.  Growth in revenues for the channel was driven by pricing resulting from our revised discount structure.  The number of active Health Coaches at the end of 2013 increased to 10,500 compared with 10,200 during the period a year ago, an increase of 3%.  “Active Health Coaches” are defined as Health Coaches receiving income from a product sale in the last month of the quarter. The average revenue per Health Coach per month decreased to $1,605 in 2013 from $1,635 in 2012.

Medifast Direct Sales revenue decreased 11% to $75.5 million as compared with $84.4 million in 2012, a decrease of $8.9 million.  Revenues in this channel are primarily driven by targeted customer advertising on-line, across local radio, via email and direct mail campaigns, and by highlighting customer successes in large national publications and on television.  The decrease in revenue was primarily caused by a more challenging consumer discretionary spending environment and reduction in advertising spending.

Medifast Weight Control Centers and Medifast Wholesale Physicians revenue was $52.6 million for 2013, a decrease of 6% compared to 2012.  Twelve corporate centers were closed during the year, leaving seventy-five corporate centers in operation as of December 31, 2013.  Six franchise centers were opened in 2013, for a total of forty-one centers as of December 31, 2013.  The closure of eight of these centers was part of the long-term strategic plan to close under-performing centers and transition a significant portion of the remaining corporate centers to the franchise model.  Year to date same store sales for centers opened greater than one year decreased by 16% as compared to 2012, based on seventy-five centers being included in the comparative base.  The decrease in revenue and same store sales was driven by the Company’s focus to improve profitability by creating operational efficiency, optimizing staffing, and managing expenses including advertising spend.

Costs of Sales:  Cost of sales increased $0.4 million in 2013 to $89.0 million as compared to $88.7 million in 2012 which is primarily the result of higher shipping expenses.  As a percentage of sales, gross margin did not change versus last year and remained flat at 75.1%.

Selling, General and Administrative Costs:  Selling, general and administrative expenses decreased by $10.5 million compared to 2012.  As a percentage of sales, selling, general and administrative expenses were reduced to 65.6% versus 68.6% in 2012.

Two non-recurring items recorded in 2012 that contributed $7.0 million of the improvement in expenses.  The FTC settlement recorded in the second quarter of $3.7 million as well as the recording of a sales tax accrual of $3.3 million recorded in the fourth quarter.  The focus of sales tax on internet based remote sellers has gained momentum in many states.  Because of this, combined with the desire of the Company to create symmetry among all sales channels, we have re-aligned our position to be more consistent with other major internet sellers and will now be collecting and remitting sales tax in all states that impose sales or use taxes.  In order to mitigate the financial impact on any prior year activity, the Company is taking advantage of voluntary disclosure agreements with various states.  The total amount of sales tax liability in 2012 related to such disclosure agreements is approximately $3.3 million before income tax and $2.0 million after income tax.

Take Shape For Life commission expense, which is variable based upon product sales, increased by approximately $4.5 million as Take Shape For Life sales grew 6% compared to 2012. Take Shape For Life Health Coaches are independent contractors who are paid commissions on product sales referred to the Company.  Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center.  The clients of Health Coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address.  Health Coaches are not required to purchase product in order to receive a commission.  In addition, Health Coaches do not receive a commission on their personal product orders.

Salaries and benefits decreased by approximately $3.7 million in 2013 as compared to 2012.  The decrease was driven by the 2012 restructuring efforts and continued optimization of staffing levels at the Medifast Weight Control Centers and Corporate.  The savings were partially offset by the hiring of and increased salaries for key technical and executive positions.  The accrued severance expenses for the eight Medifast Weight Control Centers closed in 2013 had a negligible impact on salaries year-over-year.

Sales and marketing expense decreased by $8.0 million in 2013 as compared to the prior year as a result of lower advertising expenses.  The Company continues to balance marketing expenses to deliver a strong bottom line.

Exclusive of the effect of the non-recurring FTC settlement in 2012, office expenses increased $0.3 million in 2013 as compared to 2012.  The increase was driven by $1.1 million in rent expense accrual covering the eight Medifast Weight Control Centers that closed in December of 2013 and an increase in legal fees year-over-year.  These increases were offset by a decrease in information technology consulting fees.

Other expenses consisting primarily of depreciation and credit card processing fees, increased by $0.3 million.  The increase included $0.8 million in expenses for the Medifast Weight Control Center closures primarily relating to the impairment of assets, and $1.7 million increase in licenses and fees.  These increases were offset by the $3.2 million sales tax accrual in 2012.

Income taxes:  In 2013, the Company recorded $10.2 million in income tax expense, an effective rate of 29.9%.  In 2012, the Company recorded $8.6 million in income tax expense, an effective rate of 35.1%.  Excluding the $3.7 million FTC settlement, the effective tax rate for 2012 would have been 30.5%.  The decrease in the effective tax rate was a result of research and development credits effective January 1, 2013, applicable retroactively to 2012 activity.  In both years, the Company benefited from extensive state income tax restructuring to take advantage of apportionment methodology.  As a manufacturing entity based in Maryland, the Company adopted the single sales factor apportionment method in addition to claiming new state jobs credits and research & development credits.  The Company anticipates a tax rate of approximately 33-34% in 2014.

Net income:  Net income was approximately $24.0 million in 2013 as compared to approximately $15.9 million in 2012, an increase of $8.1 million.  Income from operations as a percent of sales increased to 9.4% in 2013 as compared to 6.5% in 2012. The increase in profitability in 2013 was primarily a result of the 2012 settlement charge of $3.7 million with the FTC, the 2012 $3.3 million charge to accrue for sales tax exposure, the 2012 $0.4 million accelerated compensation for the Executive Chairman of the Board, and the Company’s overall focus to reduce expenses during 2013 in order to improve profitability.  The items were offset by the 2012 key man insurance proceed and the 2013 $2.1 million accrual for the closure of eight Medifast Weight Control Centers. Excluding the impact of $2.1 million in charges associated with the center closures in 2013, income from operations would have been $35.7 million, or 10% of sales.  Excluding the impact of the 2012 FTC settlement and sales tax accrual, income from operations for 2012 would have been $30.2 million, or 8.5% of sales.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with GAAP, the Company provides certain non-GAAP financial measures.  The Company’s non-GAAP financial measures of adjusted net income and adjusted diluted earnings per share exclude the charges the Company incurred in relation to the anticipated non-tax deductible FTC settlement as well as the charge taken to accrue for sales tax exposures.  Because both charges are unique events, not directly related to the Company’s normal operations, the Company believes these non-GAAP financial measures may help investors better understand and compare our operating results and trends by eliminating this component.

The reconciliations of these non-GAAP financial measures are as follows:

	Years Ended December 31,
	2013	2012	2011

Income from operations	$33,590,000	$23,262,000	$27,382,000
Adjustments
Sales Tax Expense Accrual	-	3,256,000	-
FTC Settlement Expense	-	3,700,000	-
Adjusted Income from operations	$33,590,000	$30,218,000	$27,382,000

	Years Ended December 31,
	2013	2012	2011

Net income	$23,969,000	$15,876,000	$18,541,000
Adjustments
Sales Tax Expense Accrual	-	2,026,000
FTC Settlement Expense	-	3,700,000	-
Adjusted Net Income	$23,969,000	$21,602,000	$18,541,000

Diluted earnings per share	$1.73	$1.16	$1.31
Impact for adjustments	-	0.41	-
Adjusted diluted earnings per share	$1.73	$1.57	$1.31

The weighted-average diluted shares outstanding used in the calculation of theses non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Excluding the impact of the $3.7 million expense for the FTC settlement and the $3.3 million sales tax charge recognized during 2012, income from operations for the year ended December 31, 2013, increased $3.4 million to $33.6 million from $30.2 million for the year ended December 31, 2012.  Net income for the year ended December 31, 2013 increased to $24.0 million from adjusted net income of $21.6 million for the year ended December 31, 2012.  The costs associated with the FTC settlement are non-deductible for tax purposes and resulted in an increased effective tax rate for the year ended December 31, 2012.  Diluted earnings per share for the year ended December 31, 2013 increased to $1.73 as compared to adjusted diluted earnings per share of $1.57 for the same period in 2012.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment for the years ended December 31,
	2013		2012		2011
Segments	Sales	% of Total	Sales	% of Total	Sales	% of Total

Medifast	$304,249,000	85%	$300,511,000	84%	$259,191,000	87%
MWCC and Wholesale	52,637,000	15%	56,195,000	16%	38,998,000	13%
Total Sales	$356,886,000	100%	$356,706,000	100%	$298,189,000	100%

2013 vs. 2012

Medifast Segment:  The Medifast segment consists of the sales from Medifast Direct Marketing and Take Shape For Life. As this represents the majority of our business, this is discussed in the “Consolidated Results of Operations” management discussion comparing 2013 with 2012.

The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians and international sales.  Sales decreased by $3.6 million, or 6% year-over-year due to the Company’s focus to improve profitability by creating operational efficiency, optimizing staffing, and managing expenses including advertising spend.  As of December 31, 2013, Medifast Weight Control Centers were operating in seventy-five corporate locations and forty-one franchise locations.

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

	Income Before Income Taxes by Segment for the years ended December 31,
	2013		2012		2011
Segments	Profit	% of Total	Profit	% of Total	Profit	% of Total

Medifast	$39,269,000	115%	$32,690,000	133%	$36,210,000	131%
MWCC and Wholesale	342,000	1%	(576,000)	-2%	(2,738,000)	-10%
All Other	(5,424,000)	-16%	(7,656,000)	-31%	(5,792,000)	-21%
Income before income taxes	$34,187,000	100%	$24,458,000	100%	$27,680,000	100%

See Note 13, “Business Segments” of the notes to the financial statements for a detailed breakout of cost of sales, selling, general, and administrative expense, depreciation and amortization, and interest (net) and other.

2013 vs. 2012

Medifast Segment:  The Medifast reporting segment consists of the profits of Medifast Direct Marketing and Take Shape For Life. As this represents the majority of our business this is referenced to the “Consolidated Results of Operations” management discussion for 2013 vs. 2012 above.

MWCC and Wholesale Segment: This segment increased net profitability in 2013 as compared to 2012 by $0.9 million.  The increase was the result of savings from the staffing re-alignment completed in the first quarter of 2012, continue efforts to optimize staffing levels following the restructuring, increased success of franchise centers, and reduced advertising spend as a percentage of sales for each corporate center.  The improvement was offset by the $2.1 million accrual for the eight centers corporate centers that were closed in the fourth quarter of 2013.

All Other Segment:  The All Other segment consists of corporate expenses related to the Company’s operations.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.  Year-over-year the Company’s expenses decreased $2.2 million.    The $3.7 million FTC settlement accrual and $0.4 million accelerated compensation for the Executive Chairman of the Board in the second quarter of 2012 were the largest drivers of the decrease in expenses and were partially offset by a $0.8 million gain associated with a key man life insurance proceed in the same quarter and increases in legal and stock compensation expenses in 2013.

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

All Other Segment:  The All Other segment consists of corporate expenses related to the Company’s operations.  Year-over-year the Company’s expenses increased $1.9 million.  This includes the $3.7 million FTC settlement recognized in the second quarter.  Excluding that expense, the Company’s expenses decreased $1.8 million year-over-year, attributable to a decrease of $0.5 million in consulting and legal expenses, a decrease of $0.3 million in stock compensation expense, and a one-time $0.8 million gain in other income associated with a key man insurance proceed for the Company’s former Executive Chairman of the Board of Directors during the second quarter.  Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance related to NYSE, Sarbanes Oxley, and SEC regulations.

Contractual Obligations and Commercial Commitments

The Company has the following contractual obligations as of December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total

Operating Leases (a)	4,623,000	4,381,000	3,508,000	1,734,000	430,000	50,000	14,726,000
Capital Leases (b)	248,000	248,000	248,000	-	-	-	744,000
Unconditional Purchase Obligations (c)	804,000	677,000	-	366,000	-	-	1,847,000

Total contractual obligations	$5,675,000	$5,306,000	$3,756,000	$2,100,000	$430,000	$50,000	$17,317,000

(a)	The Company has operating leases in place for corporate-owned Medifast Weight Control Centers, leased corporate offices, our Texas distribution center, and our new raw materials warehouse as detailed in Note 8 of the notes to the financial statements.
(b)	We lease large commercial printers for our printing operations that are accounted for as capital leases, these obligations are detailed in Note 8 of the financial statements.
(c)	We enter into long-term contracts with hotel vendors to secure lower rates for our annual Take Shape For Life conventions and other similar events. The balances depicted above represent the estimated cost we would incur should we cancel the event.

LIQUIDITY AND CAPITAL RESOURCES

The Company had stockholders’ equity of $98.4 million and working capital of $64.9 million on December 31, 2013 compared with $90.8 million and $59.8 million at December 31, 2012, respectively.  The $7.6 million net increase in stockholder’s equity reflects $24.0 million in 2013 profits as well as equity transactions as outlined in the “Consolidated Statement of Changes in Stockholders’ Equity” offset by the purchase of $20.1 million treasury stock.  The Company’s cash and cash equivalents position decreased from $39.9 million at December 31, 2012 to $36.4 million at December 31, 2013.

In the year ended December 31, 2013 the Company generated cash flow of $42.4 million from operations, partially attributable to $24.0 million in net operating income.  Sources of cash of $20.8 million include a decrease in other assets of $0.8 million and an increase of income taxes payable of $1.0 million, depreciation and amortization of $11.4 million, a decrease of $0.4 million in prepaid expenses, share-based compensation of $3.2 million, a $2.7 million decrease in inventory and a loss on disposal of fixed assets of $0.4 million.  This was offset by a total use of $2.4 million which includes a decrease in accounts payable and accrued expenses of $1.4 million, a $0.9 million decrease in accounts receivable,  and a deferred income tax benefit of $0.9 million.

In the year ended December 31, 2013, net cash used in investing activities was $22.6 million, which was primarily due to $25.4 million for the purchase of investment securities offset by $14.4 million of cash generated by the sale of investment securities and $11.6 million for the purchase of property and equipment.  The increase in property and equipment relates to the addition of infrastructure in 2013 to support growth.  This included infrastructure to support our computer systems and additions to corporate offices, manufacturing, and distribution facilities to support future growth.

In the year ended December 31, 2013, financing activities used $23.3 million in cash.  Cash was used to purchase $20.1 million of treasury stock in the open market and to repay $3.6 million in outstanding debt.  The Company realized a cash benefit for excess tax benefits from share-based compensation in the amount of $0.4 million. On February 5, 2014 the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities.  The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities.

The Company has an undrawn, unsecured, revolving $5 million line of credit with Bank of America.  The line of credit will expire on June 2, 2014, at which point the Company expects to extend the term or pursue other financing opportunities.

The Company evaluates acquisitions from time to time as presented.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2013, except for operating leases entered into in the normal course of business, the Company was not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Take Shape For Life commission expense, which is variable based upon product sales, increased by approximately $15.5 million as Take Shape For Life sales grew 16% compared to 2011. Take Shape For Life Health Coaches are independent contractors that are paid commissions on product sales referred to the Company.  Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center.  The clients of Health Coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address.  Health Coaches are not required to purchase product in order to receive a commission.  In addition, Health Coaches do not receive a commission on their personal product orders.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes.  The Company paid off its outstanding debt during the first quarter of 2013, eliminating our current exposure to interest rate risk.  However, we have an undrawn and unsecured revolving line of credit for $5,000,000, should we choose to draw on this line of credit in the future we would be subject to market risk due to changing interest rates.  At December 31, 2012, there were $3.3 million of variable interest loans outstanding which were subject to interest rate risk.  Interest rates on the variable rate loans were 1.51% for the year ended December 31, 2012.

We are exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio.  Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds.  Our cash is deposited in and invested through highly rated financial institutions in North America.  Our marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases.  If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at December 31, 2013, we estimate that the fair value of our investment portfolio would decline by an immaterial amount and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

ITEM 8.  FINANCIAL STATEMENTS

The information required by this item is set forth on pages 39 to 61 hereto and incorporated by reference herein.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ending December 31, 2013.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions, providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements, providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, was audited by McGladrey LLP, our independent registered public accounting firm, as stated in their report appearing below.

Changes in our Internal Control

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Medifast, Inc.

We have audited Medifast, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2013 of the Company and our report dated March 17, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

Baltimore, Maryland
March 17, 2014

ITEM 9B.  OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report

(a)	1. Financial Statements

See Index to the Consolidated Financial Statements on page 40 of this Report

2.	Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3.	Exhibits

Reference is made to the Exhibit Index on page 56 of this Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Report.

MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Medifast, Inc.

We have audited the consolidated balance sheets of Medifast, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medifast, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 17, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP

Baltimore, Maryland
March 17, 2014

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012

	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$36,382,000	$39,937,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $647,000 and $542,000	1,246,000	2,148,000
Inventory	18,059,000	20,804,000
Investment securities	31,420,000	20,057,000
Income taxes, prepaid	-	873,000
Prepaid expenses and other current assets	2,890,000	3,296,000
Deferred tax assets	1,957,000	1,460,000
Total current assets	91,954,000	88,575,000

Property, plant and equipment - net	40,336,000	40,109,000
Trademarks and intangibles - net	-	428,000
Other assets	360,000	1,139,000

TOTAL ASSETS	$132,650,000	$130,251,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,780,000	$28,221,000
Income taxes payable	99,000	-
Current maturities of long-term debt and capital leases	222,000	528,000
Total current liabilities	27,101,000	28,749,000

Other liabilities:
Long-term debt, net of current portion	-	3,113,000
Capital leases, net of current portion	474,000	696,000
Deferred tax liabilities	6,659,000	6,907,000
Total liabilities	34,234,000	39,465,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized; 13,143,309 and 15,525,955 issued; 13,115,642 and 13,767,380 issued and outstanding	13,000	16,000
Additional paid-in capital	-	40,191,000
Accumulated other comprehensive income	703,000	553,000
Retained earnings	97,700,000	76,534,000
Less: cost of 0 and 1,608,908 shares of common stock in treasury	-	(26,508,000)
Total stockholders' equity	98,416,000	90,786,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$132,650,000	$130,251,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011

Revenue	$356,886,000	$356,706,000	$298,189,000
Cost of sales	89,040,000	88,671,000	73,693,000
Gross Profit	267,846,000	268,035,000	224,496,000

Selling, general, and administration	234,256,000	244,773,000	197,114,000

Income from operations	33,590,000	23,262,000	27,382,000

Other income
Interest and dividend income, net	506,000	301,000	319,000
Other income (expenses)	91,000	895,000	(21,000)
	597,000	1,196,000	298,000

Income before income taxes	34,187,000	24,458,000	27,680,000
Provision for income taxes	10,218,000	8,582,000	9,139,000

Net income	$23,969,000	$15,876,000	$18,541,000

Basic earnings per share	$1.74	$1.16	$1.33
Diluted earnings per share	$1.73	$1.16	$1.31

Weighted average shares outstanding -
Basic	13,774,083	13,721,997	13,965,018
Diluted	13,817,693	13,739,824	14,198,495

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011

Net income	$23,969,000	$15,876,000	$18,541,000
Other comprehensive income, net of tax
Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	257,000	269,000	143,000
Adjustment for net (gains)/losses realized and included in net income, net of tax	(107,000)	(112,000)	13,000
Total change in unrealized gains/losses on marketable securities, net of tax	150,000	157,000	156,000

Other comprehensive income	150,000	157,000	156,000

Comprehensive income	$24,119,000	$16,033,000	$18,697,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2013, 2012, and 2011

	Number of Shares Issued	Par Value $0.001 Amount	Additional Paid- In Capital	Retained Earnings	Accumulated other comprehensive income	Treasury Stock	Total
Balance, December 31, 2010	15,431,101	$16,000	$32,938,000	$42,117,000	$240,000	$(3,355,000)	$71,956,000

Share-based compensation to executives and directors			2,524,000				2,524,000
Share-based compensation tax benefit			614,000				614,000
Restricted shares issued to executives and directors	79,084						-
Treasury stock purchases						(20,389,000)	(20,389,000)
Net income				18,541,000			18,541,000
Net change in unrealized gain on investments					156,000		156,000

Balance, December 31, 2011	15,510,185	$16,000	$36,076,000	$60,658,000	$396,000	$(23,744,000)	$73,402,000

Share-based compensation to executives and directors			2,850,000				2,850,000
Share-based compensation tax benefit			1,265,000				1,265,000
Restricted shares issued to executives and directors	15,770						-
Treasury stock purchases						(2,764,000)	(2,764,000)
Net income				15,876,000			15,876,000
Net change in unrealized gain on investments					157,000		157,000

Balance, December 31, 2012	15,525,955	$16,000	$40,191,000	$76,534,000	$553,000	$(26,508,000)	$90,786,000

Shares issued to executives	16,163
Share-based compensation to executives and directors			3,209,000				3,209,000
Share-based compensation tax benefit			383,000				383,000
Treasury stock purchases						(20,081,000)	(20,081,000)
Treasury stock retirement	(2,398,809)	(3,000)	(43,783,000)	(2,803,000)		46,589,000	-
Net income				23,969,000			23,969,000
Net change in unrealized gain on investments					150,000		150,000

Balance, December 31, 2013	13,143,309	$13,000	$-	$97,700,000	$703,000	$-	$98,416,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012 & 2011

	2013	2012	2011
Cash flows from operating activities:
Net income	$23,969,000	$15,876,000	$18,541,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	11,382,000	11,205,000	8,344,000
Realized (gain)/loss on investment securities, net	(74,000)	2,000	207,000
Share-based compensation	3,209,000	2,850,000	2,524,000
Deferred income taxes	(888,000)	(1,337,000)	6,015,000
Loss on disposal of fixed assets	425,000	117,000	-
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	902,000	(671,000)	(854,000)
Inventory	2,745,000	(835,000)	(435,000)
Prepaid expenses and other current assets	406,000	(1,045,000)	(143,000)
Other assets	753,000	150,000	(971,000)
Accounts payable and accrued expenses	(1,441,000)	9,391,000	3,810,000
Income taxes	972,000	4,561,000	(2,168,000)
Net cash provided by operating activities	42,360,000	40,264,000	34,870,000
Cash Flow from Investing Activities:
Sale of investment securities	14,359,000	8,109,000	8,064,000
Purchase of investment securities	(25,355,000)	(8,390,000)	(10,278,000)
Purchase of property and equipment	(11,606,000)	(11,383,000)	(14,273,000)
Purchase of intangible assets	-	-	(387,000)
Net cash used in investing activities	(22,602,000)	(11,664,000)	(16,874,000)
Cash Flow from Financing Activities:
Repayment of long-term debt and capital leases	(3,641,000)	(1,444,000)	(1,136,000)
Decrease in note receivable	26,000	18,000	12,000
Excess tax benefits from share-based compensation	383,000	1,265,000	614,000
Purchase of treasury stock	(20,081,000)	(2,764,000)	(20,389,000)
Net cash used in financing activities	(23,313,000)	(2,925,000)	(20,899,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,555,000)	25,675,000	(2,903,000)
Cash and cash equivalents - beginning of the period	39,937,000	14,262,000	17,165,000
Cash and cash equivalents - end of period	$36,382,000	$39,937,000	$14,262,000

Supplemental disclosure of cash flow information:
Interest paid	$57,000	$123,000	$96,000
Income taxes paid	$9,983,000	$4,093,000	$4,125,000

Supplemental disclosure of non cash activity:
Capitalized lease additions	$-	$104,000	$1,014,000

The accompanying notes are an integral part of these consolidated financial statements.

Medifast, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

1. Nature of the Business

Medifast, Inc. (the “Company” or “Medifast”) is a Delaware corporation, incorporated in 1989. The Company’s operations are primarily conducted through seven of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Take Shape For Life, Inc., Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Medifast Nutrition, Inc. and Seven Crondall, LLC. The Company is engaged in the production, distribution, and sale of weight management and disease management products and other consumable health and diet products. Medifast, Inc.’s product lines include weight and disease management, and meal replacement products manufactured in a modern, Food and Drug Administration (“FDA”) approved facility in Owings Mills, Maryland.

The Company is engaged in the manufacturing and distribution of Medifast branded and private-label weight and disease management products. These products are sold through various channels of distribution, including the internet, call center, independent health advisors, medical professionals, weight loss clinics, and direct consumer marketing supported via the phone and internet. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Take Shape For Life, Inc., Seven Crondall Associates, LLC, Jason Properties, LLC, Medifast Franchise Systems, Inc., Medifast Nutrition, Inc. and Jason Enterprises, Inc. All inter-Company transactions and balances have been eliminated in consolidation.

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

We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of December 31, 2013 and 2012 was $525,000 and $300,000, respectively.

Allowances for doubtful accounts are based primarily on an analysis of aged accounts receivable balances and the credit worthiness of our customers as determined by credit checks and analysis, as well as customer payment history. The allowance for doubtful accounts as of December 31, 2013 and 2012 was $122,000 and $242,000, respectively.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the years ending December 31, 2013 and 2012, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2007.

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

Advertising Costs - Advertising costs are expensed as incurred, except for the preparation, layout, design and production of advertising costs which are expensed when the advertisement is first used. Advertising expense, excluding broker fees, for the years ended December 31, 2013, 2012, and 2011, amounted to $24 million, $31 million, and $27 million, respectively.

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

Clinic Closure Costs- Clinic closure costs are expensed and recognized as a liability at their fair value when incurred. One-time employee severance costs are expensed and recognized as a liability when the plan is finalized by management, approved and committed to by management, and communicated to the employee. Contractual costs that will continue to be incurred (operating leases) are recognized at the cease use date. The fair value of operating lease contracts is determined based on the present value of the remaining lease payments. Other costs associated with closing the clinic or relocating employees are expensed as incurred.

In December 2013, the Company closed eight corporate centers and incurred $2.1 million of clinic closure costs included in selling, general and administration expenses. As of December 31, 2013, $1.3 million of clinic closure costs are included in accrued expenses.

The following table summarizes the expenses incurred as of December 31, 2013

2013
One-time employee severance costs	$80,000
Net lease liability	1,131,000
Fixed asset disposals	771,000
Other closure expenses	148,000
$2,130,000

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
The following table sets forth the computation of basic and diluted EPS for the fiscal years ended December 31:

	2013	2012	2011
Numerator:
Net income	$23,969,000	$15,876,000	$18,541,000

Denominator:
Weighted average shares of common stock outstanding	13,774,083	13,721,997	13,965,018
Effect of dilutive common stock equivalents	43,610	17,827	233,477

Weighted average diluted common shares outstanding	13,817,693	13,739,824	14,198,495

EPS:
Basic	$1.74	$1.16	$1.33
Diluted	$1.73	$1.16	$1.31

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

Recent Accounting Pronouncements

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information, except for Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amendment requires the Company to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This amendment does not apply when the loss is not available at the reporting date under the tax law of the applicable jurisdiction for the use of settling any additional income taxes that would result from the disallowance of the tax position or the jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for this purpose. Under those circumstances, the unrecognized tax benefit should be shown as a liability and not combined with deferred tax assets. Management is currently evaluating the effect that the provisions of ASU 2013-11 will have on the Company’s financial statements.

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

The following table represents cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities as of December 31, 2013 and 2012:

	2013
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$30,958,000	$-	$-	$-	$30,958,000	$30,958,000	$-

Level 1:
Money Market Accounts	5,424,000	-	-	-	5,424,000	5,424,000	-
Mutual Funds	7,887,000	127,000	(164,000)	-	7,850,000	-	7,850,000
Corporate Equity Securities	4,614,000	1,076,000	(9,000)	-	5,681,000	-	5,681,000
Government & Agency Securities	6,112,000	62,000	(43,000)	26,000	6,157,000	-	6,157,000
	24,037,000	1,265,000	(216,000)	26,000	25,112,000	5,424,000	19,688,000

Level 2:
Municipal Bonds	3,524,000	103,000	-	25,000	3,652,000	-	3,652,000
Corporate Bonds	7,995,000	74,000	(47,000)	58,000	8,080,000	-	8,080,000
	11,519,000	177,000	(47,000)	83,000	11,732,000	-	11,732,000

Total	$66,514,000	$1,442,000	$(263,000)	$109,000	$67,802,000	$36,382,000	$31,420,000

	2012
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$38,977,000	$-	$-	$-	$38,977,000	$38,977,000	$-

Level 1:
Money Market Accounts	960,000	-	-	-	960,000	960,000	-
Mutual Funds	234,000	13,000	(1,000)	-	246,000	-	246,000
Corporate Equity Securities	1,853,000	489,000	(46,000)	-	2,296,000	-	2,296,000
Government & Agency Securities	7,004,000	180,000	(3,000)	34,000	7,215,000	-	7,215,000
	10,051,000	682,000	(50,000)	34,000	10,717,000	960,000	9,757,000

Level 2:
Municipal Bonds	4,197,000	124,000	(4,000)	27,000	4,344,000	-	4,344,000
Corporate Bonds	5,772,000	136,000	(2,000)	50,000	5,956,000	-	5,956,000
	9,969,000	260,000	(6,000)	77,000	10,300,000	-	10,300,000

Total	$58,997,000	$942,000	$(56,000)	$111,000	$59,994,000	$39,937,000	$20,057,000

The Company had realized gains of $74,000 for the year ended December 31, 2013 and realized losses of $2,000 and $207,000 for the years ended December 31, 2012, and 2011, respectively.

4. INVENTORY

Inventories consisted of the following at December 31, 2013 and December 31, 2012:

	2013	2012
Raw Materials	$5,381,000	$5,685,000
Packaging	757,000	653,000
Non-food Finished Goods	855,000	961,000
Finished Goods	11,356,000	13,857,000
Reserve for Obsolete Inventory	(290,000)	(352,000)
	$18,059,000	$20,804,000

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31, 2013 and December 31, 2012:

	2013	2012
Land	$650,000	$650,000
Building and leasehold improvements	$20,041,000	19,366,000
Equipment and fixtures	$57,345,000	51,511,000
Vehicle	$155,000	147,000
	$78,191,000	$71,674,000
Less accumulated depreciation and amortization	$37,855,000	31,565,000
Property, plant and equipment- net	$40,336,000	$40,109,000

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $10,954,000, $10,116,000, and $7,024,000, respectively.

6. TRADEMARKS AND INTANGIBLES

The Company’s intangible assets and related accumulated amortization included the following:

	As of December 31, 2013		As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Avg. Amortization Period

Customer lists	$235,000	$235,000	$235,000	$206,000	3 years
Trademarks, patents, and copyrights	2,437,000	2,437,000	2,437,000	2,038,000	4 years
Total	$2,672,000	$2,672,000	$2,672,000	$2,244,000

Amortization expense for the years ended December 31, 2013, 2012, and 2011 was as follows:

	2013	2012	2011
Customer lists	$29,000	$78,000	$78,000
Trademarks, patents, and copyrights	399,000	494,000	378,000

Total trademarks and intangibles	$428,000	$572,000	$456,000

Amortization expense is included in selling, general and administrative expenses.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2013 and December 31, 2012:

	2013	2012
Trade payables	$14,619,000	$16,226,000
Sales commissions payable	5,535,000	5,549,000
Sales tax payable	1,335,000	3,295,000
Accrued MWCC center closure costs	1,361,000	-
Accrued payroll and related taxes	3,930,000	3,151,000
	$26,780,000	$28,221,000

The focus of sales tax on internet based remote sellers has gained momentum in many states in 2012. Because of this, combined with the desire of the Company to create symmetry among all sales channels, the Company re-aligned its sales tax position in 2012 to be more consistent with the Company’s state income tax restructurings discussed in Note 10 and mitigated any risk of noncompliance with state jurisdictions.  In 2013, the Company commenced collecting and remitting sales tax in all states that impose sales or use taxes and filed voluntary disclosure agreements with various states for 2012 and prior sales tax exposures.  The 2012 total amount of sales tax liability estimated relating to such disclosure agreements was estimated at $3.3 million.  The accrued sales tax liability is a result of varying application of statutes, rules, regulations and interpretations.

8. LEASES

Operating and Capital Leases:

As of December 31, 2013, the Company leases office space for corporate offices, a distribution facility in Texas, a raw materials warehouse in Maryland, as well as eighty-three corporate-operated Medifast Weight Control Centers under lease terms ranging from five to ten years. The eighty-three leases include seventy-five centers that are in operation and eight closed centers. Monthly payments under the Medifast Weight Control Centers leases range in price from $1,500 to $5,000. The Company is additionally required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

The Company leases large commercial printers for our printing operation that supports our sales channels and network equipment for information technology that are accounted for as capital leases. The leases extend through December 2016.

The following table summarizes our future minimum rental and lease payments required under non-cancelable lease terms in excess of one year as of December 31, 2013:

Current portion	Operating Leases	Capital Leases
2014	$4,623,000	$248,000
2015	4,381,000	248,000
2016	3,508,000	248,000
2017	1,734,000	-
2018	430,000	-
Thereafter	50,000	-
Total minimum lease payments	$14,726,000	$744,000
Less amount representing interest		48,000
Present value of minimum lease payments		$696,000
Current portion		222,000
Long-term portion		$474,000

Rent expense for the years ended December 31, 2013, 2012, and 2011 was $6,663,000, $5,371,000, and $3,753,000, respectively. The 2013 expense includes the accrued net rent expense of $1,131,000 for the closure of the Centers. Equipment lease expense for the years ended December 31, 2013, 2012, and 2011 was $1,524,000, $1,926,000, and $1,929,000, respectively.

9. CONTINGENCIES

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenen”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for defamation, market manipulation and unfair business practices, alleging a scheme of market manipulation of Medifast stock for Defendants’ monetary gain, by damaging the business reputation of Medifast and its Take Shape For Life division. Bradley T. MacDonald, former Executive Chairman of Medifast and a stockholder, joined the lawsuit individually.  The lawsuit seeks $270 million in compensatory damages, punitive damages, and ancillary relief.  In March 2011, the District Court granted in part and denied in part certain Anti-SLAPP Motions to Strike (i.e. motions to dismiss) previously filed by all Defendants.  The Company has appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenen in the 9th Circuit Court of Appeals.  Defendant FitzPatrick’s motion was denied as to the Company’s defamation claim, and FitzPatrick has appealed that portion of the Court’s ruling.  Both appeals have been fully-briefed and oral argument was held on March 5, 2013.  To date, no decision has been issued.

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

10. INCOME TAXES

The components of the income tax expense (benefit) are as follows:

	2013	2012	2011
Current
Federal	$11,308,000	$9,787,000	$2,347,000
State	(202,000)	132,000	777,000
Total Current	11,106,000	9,919,000	3,124,000

Deferred
Federal	$(863,000)	$(1,210,000)	$5,446,000
State	(25,000)	(127,000)	569,000
Total Deferred	(888,000)	(1,337,000)	6,015,000

Total Income Tax Expense	$10,218,000	$8,582,000	$9,139,000

Deferred tax assets (liabilities) consisted of the following at December 31,

	2013	2012	2011

Deferred compensation	-	-	301,000
Reserves on inventory and sales	332,000	336,000	242,000
Credit and loss carryforwards	413,000	692,000	545,000
Stock compensation	896,000	-	-
Accrued expenses and deferred costs	1,260,000	690,000	516,000
Inventory capitalization	337,000	526,000	555,000
Sales tax accrual	337,000	1,228,000	-
Total deferred tax assets	3,575,000	3,472,000	2,159,000

Unrealized gain/loss on investments	(476,000)	(333,000)	(250,000)
Prepaid expenses	(710,000)	(752,000)	(426,000)
Depreciation	(7,091,000)	(7,729,000)	(8,075,000)
Stock compensation	-	(105,000)	(109,000)
Total deferred tax liabilities	(8,277,000)	(8,919,000)	(8,860,000)

Net deferred tax liabilities	$(4,702,000)	$(5,447,000)	$(6,701,000)

The differences between the United States federal statutory tax rate and the Company's effective tax rate are as follows:

	2013		2012		2011
Statutory federal tax	$11,965,000	35.0%	$8,559,000	35.0%	$9,688,000	35.0%
State income taxes, net of federal benefit	304,000	0.9%	679,000	2.8%	1,015,000	3.7%
Domestic manufacturer deduction	(979,000)	-2.9%	(902,000)	-3.7%	(248,000)	-0.9%
FTC settlement	-	0.0%	1,389,000	5.7%	-
Other permanent differences	173,000	0.5%	(190,000)	-0.8%	71,000	0.3%
Research and development and jobs credits	(459,000)	-1.3%	(267,000)	-1.1%	(336,000)	-1.2%
Other state income tax benefits	(707,000)	-2.1%	(686,000)	-2.8%	(1,051,000)	-3.9%
Other	(79,000)	-0.2%	-		-
	$10,218,000	29.9%	$8,582,000	35.1%	$9,139,000	33.0%

The 2013, 2012 and 2011 effective tax rates were impacted by the Company’s extensive state income tax planning.  This planning includes taking advantage of Maryland’s apportionment methodology.  As a manufacturing entity based in Maryland, the Company utilizes the single sales factor apportionment method in addition to claiming new state jobs credits and research & development credits.  These benefits were offset in 2012 by a $3.7 million FTC nondeductible settlement. In addition, in 2013 the Company benefited from research and development credits effective January 1, 2013, applicable retroactively to 2012 activity.

The Company has federal capital loss carry forwards of approximately $79,000 that can be carried forward for five years and will expire in 2016 through 2017.  Separate company state net operating loss carry forwards totaling $2.2 million start expiring in 2027.  Maryland state credits carry forwards totaling $237,000 and a Pennsylvania credit carry forward totaling $29,000 will expire in 2017.

11. SHARE-BASED COMPENSATION

The Company has issued restricted stock to employees and nonemployee directors generally with terms ranging up to seven years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

		Weighed-Average
	Shares	Grant Date Fair Value
Unvested at December 31, 2012	149,667	$8.21
Granted	365,856	25.12
Vested	(122,000)	7.24
Forfeited	-	-
Unvested at December 31, 2013	393,523	$24.23

The total share-based compensation expense charged against income during the years ended December 31, 2013, 2012, and 2011 were $3,209,000, $2,850,000, and $2,524,000, respectively. Included in share-based compensation expense for 2013 is $912,000 for 63,750 shares of performance awards to be issued to certain key employees based on achieving 2013 financial plan, 48,750 shares of these performance awards also have a one year vesting requirement.  The Company intends to issue additional performance awards in 2014 to certain key employees if certain 2014 financial plans are met.  During 2013, the Company issued 297,000 restricted stock awards to certain key employees vesting over 5 - 7 years. The Company issued an additional 20,106 awards throughout the year to members of the Board of Directors to vest over a one year period. The total income tax benefit recognized in the consolidated statement of income for these restricted stock awards was approximately $1,123,000, $969,000 and $986,000 for the years ending December 31, 2013, 2012, and 2011, respectively. The tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards was approximately $383,000, $1,265,000 and $614,000 for the years ending December 31, 2013, 2012, 2011, respectively. There was approximately $7.4 million of total unrecognized compensation cost related to restricted stock awards as of December 31, 2013. The cost is expected to be recognized over a weighted-average period of approximately 4.3 years.

12. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt consisted of the following at December 31, 2013 and December 31, 2012:

	2013	2012
$3,000,000 ten-year term loan with Merrill Lynch at LIBOR plus 1.3%, approximately 1.51% at December 31, 2012. Due 2017, repaid in 2013.	-	$2,225,000
$1,500,000 ten-year term loan with Merrill Lynch at LIBOR plus 1.3%, approximately 1.51% at December 31, 2012. Due 2017, repaid in 2013.	-	1,113,000
	$-	$3,338,000
Less current portion	-	225,000
	$-	$3,113,000

Total interest paid related to long-term debt was $12,000, $62,000, and $89,000 in 2013, 2012, and 2011, respectively.

The Company has an unused unsecured $5,000,000 revolving line of credit with Bank of America at the LIBOR rate plus 1.75%, which was 1.92% at December 31, 2013. The agreement expires on June 2, 2014.

The Bank of America line of credit contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The line of credit agreement also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At December 31, 2013, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests. Upon the occurrence of an event of default under the line of credit, the lenders may cease making loans and declare amounts outstanding to be immediately due and payable.

13. BUSINESS SEGMENTS

Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker about how to allocate resources and in assessing performance. The Company has two reportable operating segments: Medifast and MWCC and Wholesale. The Medifast reporting segment consists of the following distribution channels: Medifast Direct and Take Shape For Life. The MWCC and Wholesale segment consists of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians.

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

The following tables present segment information for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31, 2013
		MWCC &
	Medifast	Wholesale	Other	Consolidated

Revenues	$304,249,000	$52,637,000	$-	$356,886,000
Cost of Sales	75,200,000	13,840,000	-	89,040,000
Selling, General and Administrative Expense	182,098,000	34,899,000	5,877,000	222,874,000
Depreciation and Amortization	7,600,000	3,520,000	262,000	11,382,000
Interest(net) and other	82,000	36,000	(715,000)	(597,000)
Income before income taxes	$39,269,000	$342,000	$(5,424,000)	$34,187,000

Segment Assets	$76,182,000	$10,950,000	$45,518,000	$132,650,000

	Year Ended December 31, 2012
		MWCC &
	Medifast	Wholesale	Other	Consolidated

Revenues	$300,511,000	$56,195,000	$-	$356,706,000
Cost of Sales	74,984,000	13,687,000	-	88,671,000
Selling, General and Administrative Expense	184,615,000	40,194,000	8,759,000	233,568,000
Depreciation and Amortization	8,081,000	2,864,000	260,000	11,205,000
Interest(net) and other	141,000	26,000	(1,363,000)	(1,196,000)
Income before income taxes	$32,690,000	$(576,000)	$(7,656,000)	$24,458,000

Segment Assets	$86,944,000	$14,610,000	$28,697,000	$130,251,000

	Year Ended December 31, 2011
		MWCC &
	Medifast	Wholesale	Other	Consolidated

Revenues	$259,191,000	$38,998,000	$-	$298,189,000
Cost of Sales	63,888,000	9,805,000	-	73,693,000
Selling, General and Administrative Expense	152,647,000	30,335,000	5,788,000	188,770,000
Depreciation and Amortization	6,416,000	1,596,000	332,000	8,344,000
Interest(net) and other	30,000	-	(328,000)	(298,000)
Income before income taxes	$36,210,000	$(2,738,000)	$(5,792,000)	$27,680,000

Segment Assets	$64,388,000	$12,658,000	$28,619,000	$105,665,000

INDEX TO EXHIBITS

No.
3.1	Certificate of Incorporation of the Company and amendments thereto incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 10-K filed March 31, 2010.

3.2	Amended and Restated By Laws incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 10-K filed March 31, 2010.

3.3	Amendment to the Amended and Restated By Laws incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 11, 2014.

10.1	2012 Share Incentive Plan incorporated by reference to the Definitive Proxy Statement on Form DEFA filed July 30, 2012.*

10.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 99.1 of the Company’s current report on Form 8-K filed February 4, 2014.*

10.3	Lease relating to the Company's Owings Mills, Maryland facility incorporated by reference to the Registration Statement on Form S-4 of the Company (File No. 33-81524).

21.1	Subsidiaries of Medifast, Inc. (filed herewith).

23.1	Consent of McGladrey LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101
The following financial statements from Medifast, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 17, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements (filed herewith).

* Indicates a management contract or compensatory plan.

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

MEDIFAST, INC.
(Registrant)

/s/ MICHAEL C. MACDONALD
Michael C. MacDonald
Chief Executive Officer
(Principal Executive Officer)
Dated: March 17, 2014

/s/ TIMOTHY G. ROBINSON
Timothy G. Robison
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Name	Title	Date

/s/ HARVEY C. BARNUM	Director	March 14, 2014
Harvey C. Barnum

/s/ BARRY B. BONDROFF, CPA	Lead Director	March 14, 2014
Barry B. Bondroff, CPA

/s/ KEVIN G. BRYNES	Director	March 14, 2014
Kevin G. Brynes

/s/ CHARLES P. CONNOLLY	Director	March 14, 2014
Charles P. Connolly

/s/ JASON L. GROVES, ESQ.	Director	March 17, 2014
Jason L. Groves, Esq.

/s/ MICHAEL C. MACDONALD	Chairman and Chief Executive Officer	March 17, 2014
Michael C. MacDonald	Director

/s/ JERRY D. REECE	Director	March 14, 2014
Jerry D. Reece

/s/ REV. DONALD F. REILLY, OSA	Director	March 13, 2014
Rev. Donald F. Reilly, OSA

/s/ CARL E. SASSANO	Director	March 14, 2014
Carl E. Sassano

/s/ MARGARET E. SHEETZ	Director	March 17, 2014
Margaret E. Sheetz

