Form 10-Q
period 2014-03-31
MEDIFAST INC
filed 2014-05-12
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission file number: 001-31573

Medifast, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3714405

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 Crondall Lane
Owings Mills, MD 21117
Telephone Number: (410) 581-8042

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 16 (5) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2014
Common stock, $.001 par value per share	13,131,642

Medifast, Inc. and subsidiaries

2

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$41,360,000	$36,382,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $561,000 and $647,000	1,524,000	1,246,000
Inventory	15,896,000	18,059,000
Investment securities	36,000,000	31,420,000
Prepaid expenses and other current assets	2,943,000	2,890,000
Deferred tax assets	2,125,000	1,957,000
Total current assets	99,848,000	91,954,000

Property, plant and equipment - net	39,057,000	40,336,000
Other assets	341,000	360,000

TOTAL ASSETS	$139,246,000	$132,650,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,159,000	$26,780,000
Income taxes payable	709,000	99,000
Current maturities of capital leases	224,000	222,000
Total current liabilities	27,092,000	27,101,000

Other liabilities:
Capital leases, net of current portion	417,000	474,000
Deferred tax liabilities	6,568,000	6,659,000
Total liabilities	34,077,000	34,234,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized; 13,143,309 issued; 13,131,642 and 13,115,642 issued and outstanding	13,000	13,000
Additional paid-in capital	774,000	-
Accumulated other comprehensive income	715,000	703,000
Retained earnings	103,667,000	97,700,000
Total stockholders' equity	105,169,000	98,416,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$139,246,000	$132,650,000

The accompanying notes are an integral part of these consolidated financial statements.

3

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue	$86,529,000	$96,043,000
Cost of sales	22,595,000	23,634,000
Gross Profit	63,934,000	72,409,000

Selling, general, and administration	55,238,000	63,831,000

Income from operations	8,696,000	8,578,000

Other income
Interest and dividend income, net	126,000	52,000
Other income	184,000	80,000
	310,000	132,000

Income before income taxes	9,006,000	8,710,000
Provision for income taxes	3,039,000	2,777,000

Net income	$5,967,000	$5,933,000

Basic earnings per share	$0.45	$0.43
Diluted earnings per share	$0.45	$0.43

Weighted average shares outstanding -
Basic	13,160,294	13,809,130
Diluted	13,248,156	13,913,343

The accompanying notes are an integral part of these consolidated financial statements.

4

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$5,967,000	$5,933,000
Other comprehensive income, net of tax
Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	103,000	104,000
Adjustment for net (gains)/losses realized and included in net income, net of tax	(91,000)	(63,000)
Total change in unrealized gains/losses on marketable securities, net of tax	12,000	41,000

Other comprehensive income	12,000	41,000

Comprehensive income	$5,979,000	$5,974,000

The accompanying notes are an integral part of these consolidated financial statements.

5

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Three Months Ended March 31, 2014

(Unaudited)

	Number of Shares Issued	Par Value $0.001 Amount	Additional Paid- In Capital	Retained Earnings	Accumulated other comprehensive income	Total
Balance, December 31, 2013	13,143,309	$13,000	$-	$97,700,000	$703,000	$98,416,000

Share-based compensation to executives and directors			774,000			774,000
Net income				5,967,000		5,967,000
Net change in unrealized gain on investments					12,000	12,000

Balance, March 31, 2014	13,143,309	$13,000	$774,000	$103,667,000	$715,000	$105,169,000

The accompanying notes are an integral part of these consolidated financial statements.

6

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$5,967,000	$5,933,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	2,535,000	2,630,000
Realized gain on investment securities, net	(188,000)	(23,000)
Share-based compensation	774,000	546,000
Deferred income taxes	(268,000)	(557,000)
(Gain)/loss on disposal of fixed assets	(32,000)	15,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(278,000)	(304,000)
Inventory	2,163,000	2,385,000
Prepaid expenses and other current assets	(53,000)	(107,000)
Other assets	12,000	647,000
Accounts payable and accrued expenses	(621,000)	2,561,000
Income taxes	610,000	1,054,000
Net cash provided by operating activities	10,621,000	14,780,000
Cash Flow from Investing Activities:
Sale of investment securities	3,572,000	2,578,000
Purchase of investment securities	(7,943,000)	(2,115,000)
Purchase of property and equipment	(1,224,000)	(2,535,000)
Net cash used in investing activities	(5,595,000)	(2,072,000)
Cash Flow from Financing Activities:
Repayment of long-term debt and capital leases	(55,000)	(3,421,000)
Decrease in note receivable	7,000	6,000
Net cash used in financing activities	(48,000)	(3,415,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,978,000	9,293,000
Cash and cash equivalents - beginning of the period	36,382,000	39,937,000
Cash and cash equivalents - end of period	$41,360,000	$49,230,000

Supplemental disclosure of cash flow information:
Interest paid	$53,000	$30,000
Income taxes paid	$2,687,000	$2,183,000

The accompanying notes are an integral part of these consolidated financial statements.

7

Medifast, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

General

1.	Basis of Presentation

The condensed unaudited interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain all of the information and footnotes required by GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. The accompanying condensed unaudited interim consolidated financial statements should be read in conjunction with the 2013 audited financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013 (“2013 Form 10-K”), which should be read in conjunction with these consolidated financial statements.

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

Inventories consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Raw Materials	$4,082,000	$5,381,000
Packaging	867,000	757,000
Non-food Finished Goods	678,000	855,000
Finished Goods	10,500,000	11,356,000
Reserve for Obsolete Inventory	(231,000)	(290,000)
	$15,896,000	$18,059,000

8

6.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31:

	2014	2013
Numerator:
Net income	$5,967,000	$5,933,000

Denominator:
Weighted average shares of common stock outstanding	13,160,294	13,809,130
Effect of dilutive common stock equivalents	87,862	104,213

Weighted average diluted common shares outstanding	13,248,156	13,913,343

EPS:
Basic	$0.45	$0.43
Diluted	$0.45	$0.43

The company had 14,986 anti-dilutive options as of March 31, 2014.

7.	Estimates

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

The following table represents cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities as of March 31, 2014 and December 31, 2013:

9

	2014
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$40,262,000	$-	$-	$-	$40,262,000	$40,262,000	-

Level 1:
Money Market Accounts	1,098,000	-	-	-	1,098,000	1,098,000	-
Mutual Funds	10,367,000	120,000	(51,000)	-	10,436,000	-	10,436,000
Corporate Equity Securities	4,740,000	1,022,000	(64,000)	-	5,698,000	-	5,698,000
Government & Agency Securities	7,395,000	65,000	(40,000)	28,000	7,448,000	-	7,448,000
	23,600,000	1,207,000	(155,000)	28,000	24,680,000	1,098,000	23,582,000

Level 2:
Municipal Bonds	4,419,000	101,000	(6,000)	27,000	4,541,000	-	4,541,000
Corporate Bonds	7,774,000	81,000	(29,000)	51,000	7,877,000	-	7,877,000
	12,193,000	182,000	(35,000)	78,000	12,418,000	-	12,418,000

Total	$76,055,000	$1,389,000	$(190,000)	$106,000	$77,360,000	$41,360,000	$36,000,000

	2013
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$30,958,000	$-	$-	$-	$30,958,000	$30,958,000	-

Level 1:
Money Market Accounts	5,424,000	-	-	-	5,424,000	5,424,000	-
Mutual Funds	7,887,000	127,000	(164,000)	-	7,850,000	-	7,850,000
Corporate Equity Securities	4,614,000	1,076,000	(9,000)	-	5,681,000	-	5,681,000
Government & Agency Securities	6,112,000	62,000	(43,000)	26,000	6,157,000	-	6,157,000
	24,037,000	1,265,000	(216,000)	26,000	25,112,000	5,424,000	19,688,000

Level 2:
Municipal Bonds	3,524,000	103,000	-	25,000	3,652,000	-	3,652,000
Corporate Bonds	7,995,000	74,000	(47,000)	58,000	8,080,000	-	8,080,000
	11,519,000	177,000	(47,000)	83,000	11,732,000	-	11,732,000

Total	$66,514,000	$1,442,000	$(263,000)	$109,000	$67,802,000	$36,382,000	$31,420,000

9.	Shared-based Compensation

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the Company’s stock price, dividend yield and the risk-free interest rate. Options outstanding as of March 31, 2014 vest over a period of three years with an expiration term of ten years. The exercise price of these options is $26.52. The expected volatility is based on the historical volatility of the Company’s stock over the period of time equivalent to the expected term for each award. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each award. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company historically has not issued dividends and therefore does not utilize a dividend yield in the calculation. The weighted average input assumptions used and resulting fair values were as follows:

10

	2014	2013
Expected life (in years)	6	-
Risk-free interest rate	1.74%	-
Expected volatility	62.58%	-
Dividend yield	-	-

The following table summarizes the stock option activity:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Unvested at December 31, 2013	-	$-
Granted	59,542	26.52
Vested	-	-
Forfeited	-	-
Unvested at March 31, 2014	59,542	$26.52	9.86	153,023
Exerciseable at March 31, 2014	-	$-	-	-

The weighted-average grant date fair value of options granted was $15.37. No options were exercisable during the period. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of March 31, 2014 was approximately $0.9 million and is expected to be recognized over a weighted average period of 2.85 years.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with terms up to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighed-Average Grant Date Fair Value
Unvested at December 31, 2013	393,532	$24.23
Granted	10,505	27.13
Vested	(52,332)	20.76
Forfeited	-	-
Unvested at March 31, 2013	351,705	$24.84

The total restricted stock awards vested and charged against income during the three months ended March 31, 2014 and 2013 was $774,000 and $546,000, respectively. The Company accrued an additional $338,000 and $473,000 for performance awards as of March 31, 2014 and 2013, respectively. The cost of these awards will depend on the Company’s fiscal 2014 performance and will be finalized and approved at the first Board of Directors meeting in 2015. The current cost recognized is based on the performance that management expects the Company will achieve as of March 31, 2014. The total income tax benefit recognized in the consolidated statement of income for these restricted stock awards was approximately $243,000 and $186,000 for the three months ended March 31, 2014 and 2013, respectively. No tax benefit was recognized in additional paid-in capital upon vesting of restricted stock awards for the three months ended March 31, 2014 and 2013. There was approximately $7.0 million of total unrecognized compensation cost related to restricted stock awards as of March 31, 2014. The cost is expected to be recognized over a weighted-average period of approximately 3.3 years.

10.	Business Segments

Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker about how to allocate resources and in assessing performance. The Company has two reportable operating segments: Medifast, and MWCC and Wholesale. The Medifast reporting segment consists of the following distribution channels: Medifast Direct and Take Shape For Life. The MWCC and Wholesale segment consists of what MD&A refers to as “Medifast Weight Control Centers” as well as Medifast Wholesale Physicians.

Total assets and operating expense not identified with a specific segment are listed as “Other” and include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance expense related to compliance with NYSE, Sarbanes Oxley and SEC regulations. Evaluation of the performance of operating segments is based on their respective income from operations before taxes. The accounting policies of the segments are the same as those of the Company. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.

The following tables present segment information for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$74,109,000	$12,420,000	$-	$86,529,000
Cost of Sales	19,138,000	3,457,000	-	22,595,000
Selling, General and Administrative Expense	42,812,000	8,409,000	1,482,000	52,703,000
Depreciation and Amortization	1,972,000	507,000	56,000	2,535,000
Interest(net) and other	(19,000)	9,000	(300,000)	(310,000)
Income before income taxes	$10,206,000	$38,000	$(1,238,000)	$9,006,000

Segment Assets	$84,525,000	$9,632,000	$45,089,000	$139,246,000

	Three Months Ended March 31, 2013
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$82,394,000	$13,649,000	$-	$96,043,000
Cost of Sales	20,223,000	3,411,000	-	23,634,000
Selling, General and Administrative Expense	50,859,000	8,836,000	1,506,000	61,201,000
Depreciation and Amortization	1,815,000	758,000	57,000	2,630,000
Interest(net) and other	29,000	1,000	(162,000)	(132,000)
Income before income taxes	$9,468,000	$643,000	$(1,401,000)	$8,710,000

Segment Assets	$93,088,000	$13,807,000	$28,909,000	$135,804,000

11.	Contingencies

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenen”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for defamation, market manipulation and unfair business practices, alleging a scheme of market manipulation of Medifast stock for Defendants’ for monetary gain, and damaging the business reputation of Medifast and its Take Shape For Life division. Bradley T. MacDonald, former Executive Chairman of Medifast and a stockholder, joined the lawsuit individually.  The lawsuit seeks $270 million in compensatory damages, punitive damages, and ancillary relief.  In March 2011, the District Court granted in part and denied in part certain Anti-SLAPP Motions to Strike (i.e. motions to dismiss) previously filed by all Defendants.  The Company has appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenen in the 9th Circuit Court of Appeals.  Defendant FitzPatrick’s motion was denied as to the Company’s defamation claim, and FitzPatrick has appealed that portion of the Court’s ruling.  Both appeals have been fully-briefed and oral argument was held on March 5, 2013.  To date, no decision has been issued.

12.	Subsequent Events

In April 2014, Jason Properties, LLC (“JPL”) signed an agreement to sell the assets of eleven Medifast Weight Control Centers to a subsidiary of Medix.  On May, 5, 2014 the parties amended the agreement to provide that JPL would sell the assets of twelve Medifast Weight Control Centers to the Medix subsidiaries. Once the sale transaction closes, the purchaser will operate the centers under franchise agreements with MFSI.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to future operating results- are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those in our Annual Report on Form 10-K for the year ended December 31, 2013, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in the 2013 on Form 10-K.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management considers the following accounting estimates to be the most critical in preparing our consolidated financial statements. These critical accounting estimates have been discussed with our Audit Committee.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the three months ended March 31, 2014 and 2013, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2007.

Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provisions for estimated returns as of March 31, 2014 and December 31, 2013 were $425,000 and $525,000, respectively.

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

Clinic Closure Costs: Clinic closure costs are expensed and recognized as a liability at their fair value when incurred. One-time employee severance costs are expensed and recognized as a liability when the plan is finalized by management, approved and committed to by management, and communicated to the employee. Contractual costs that will continue to be incurred (operating leases) are recognized at the cease use date. The fair value of operating lease contracts is determined based on the present value of the remaining lease payments. Other costs associated with closing the clinic or relocating employees are expensed as incurred.

In December 2013, the Company closed eight corporate centers and incurred $2.1 million of clinic closure costs included in selling, general and administration expenses. As of December 31, 2013, $1.3 million of clinic closure costs are included in accrued expenses. The roll-forward of severance charges and lease payments as of March 31, 2014 is below.

MWCC & Wholesales

Accrued severance charges as of December 31, 2013	$80,000
Payments during the quarter	(44,000)
Ending balance accrued as of March 31, 2014	$36,000

Accrued net lease liability as of December 31, 2013	$1,131,000
Payment and settlements during the quarter	(477,000)
Ending balance as of March 31, 2014	$654,000

Background

Medifast, Inc. (“Medifast,” the “Company,” “we,” “us,” or “our”) is engaged in the production, distribution, and sale of weight management products and services and other consumable health and diet products. The Company’s product lines include meal replacements and supplements and conducts its business through two segments; Medifast, and MWCC and Wholesale. Our products and services are sold to weight loss program participants primarily via the internet, telephone, and brick and mortar clinics. Customers of our independent contractor health coaches (“Health Coaches”) in the Take Shape For Life person-to-person direct sales channel are directed to order our products through either the internet or through the Company’s in-house call center. Our product sales accounted for 97% of our revenues in the first three months of 2014 and 96% of our revenues in the first three months of 2013. Program sales in our Medifast Weight Control Center channel accounted for 1% of revenues in the first three months of 2014 and 2% in the first three months of 2013. Shipping revenue and other accounted for 2% in the first three months of 2014 and 2013. Revenue consists primarily of meal replacement food sales. In the first three months of 2014, total revenue decreased to $86.5 million compared to $96.0 million in the first three months of 2013, a decrease of $9.5 million or 9.9%. The Take Shape For Life sales channel accounted for 65.8% of total revenue, Medifast Direct 19.8%, and Medifast Weight Control Centers and Medifast Wholesale Physicians 14.4%. See Note 10, “Business Segments” of the notes to the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend, number of active Health Coaches and average monthly revenue generated per health coach in the Take Shape For Life channel, and average same store sales improvement for the Medifast Weight Control Center channel.

Overview of the Company

Medifast Segment

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

Take Shape For Life™ – Take Shape For Life is the personal coaching division of Medifast. This physician-led coaching network consists of Health Coaches, who are trained to provide coaching and support to clients on Medifast weight-loss products and programs. The role of the Health Coach is to give clients the encouragement and mentoring to assist them to successfully reach a healthy weight and adopt a healthy lifestyle. The Take Shape For Life program provides a road map to empower the individual to take control of their health through adopting better long-term habits. Take Shape For Life moves beyond the scope of weight loss to teach clients how to achieve optimal health through the balance of body, mind, and finances. The program uses the high-quality, medically validated products of Medifast that have been proven safe and effective in clinical studies, described in the 2013 Form 10-K under “Clinical Research Overview.” Health Coaches and their clients follow the principles of the Discover Your Optimal Health book, Habits of Health book, and Habits of Health companion workbook written by the New York Times Best-Selling author and Take Shape For Life co-founder and medical director to create a lifelong health optimization program. In addition to the encouragement and support provided by Health Coaches, clients of Take Shape For Life are offered a bio-network of support including product and program information on our website, weekly medical and general support calls, and access to our registered dietitians.

Program entrants are encouraged to consult with their primary care physician and a Take Shape For Life Health Coach to determine the Medifast program that is right for them. Health Coaches are required to become qualified based upon testing of their knowledge of Medifast products and programs. Our Health Coaches provide coaching and support to their clients throughout the weight-loss and weight-maintenance process. Most new Health Coaches are introduced to the opportunity by an existing Health Coach. The vast majority of new Health Coaches started as weight-loss clients of a Health Coach, had success on the Medifast program, and became a Health Coach to help others through the weight-loss process. Approximately 12% of active Health Coaches in the Take Shape For Life network are health care providers.

Take Shape For Life Health Coaches are independent contractors who are compensated on product sales referred to the Company. Health Coaches can earn compensation under the Integrated Compensation Plan in two ways:

•	Commissions: The primary way a Health Coach is compensated is through earning commissions on product sold. Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center. The clients of Health Coaches are responsible for ordering and paying for products, and their order is shipped directly from the Company to the client’s home or designated address. Our Health Coaches do not handle payments and are not required to purchase or store products in order to receive a commission. In addition, Health Coaches do not receive a commission on their own personal product orders. Health Coaches pay the same price for products as their clients. The Company pays retail commissions to qualified Health Coaches on a weekly basis.
•	Bonuses: Health Coaches are offered several bonus opportunities, including client support bonuses, certification bonuses, team growth bonuses, generation bonuses, elite leadership bonuses, consistency bonuses, client acquisition bonuses, and assist bonuses. The purposes of these bonuses are to reward Health Coaches for successfully referring product sales to the Take Shape For Life network, and to incentivize Health Coaches to further support and develop other Health Coaches within their network. Health Coaches are encouraged to reach full integration at their appropriate business level (Health Coach, Business Coach, Business Leader). An Integrated Health Coach is rewarded for their higher level of performance by receiving higher earning potential for the bonuses outlined below. The Company pays bonuses on a monthly basis to qualified Health Coaches.
o	Client Support bonuses are paid to Health Coaches who have at least 1,200 in frontline compensation volume product sales to either clients or personally sponsored Health Coaches. Compensation volume is defined as the value assigned to a product for the purposes of compensation calculations (including qualification, commissions, and bonuses). Commissionable goods are the only products that have a compensation value greater than zero and include consumables, such as Medifast Meals, Snacks, Flavor Infusers, etc. These are incremental bonuses based on the Health Coach frontline product sales performance.

o	Certification bonuses are paid to Health Coaches who have purchased the MacDonald Center for Obesity Prevision and Education (“COPE”) online certification course, completed the course work and passed a final examination. This bonus is earned on all frontline compensation volume product sales starting in the month certification status is obtained.
o	Team growth bonuses are paid to Health Coaches who have at least five ordering clients per month and who have generated over 1,200 in group compensation volume product sales per month. Monthly growth bonuses are incremental bonuses that enable Health Coaches to earn income on product orders placed by clients and/or Health Coach teams within their network.
o	Generation bonuses are paid to Health Coaches who qualify as an “Executive Director” and have one or more Health Coaches in their business who have achieved the rank of Executive Director. An “Executive Director” is a Health Coach who has obtained five Qualifying Points. “Qualifying Points” are points earned for every 1,200 in compensation volume frontline product sales generated or every qualified Senior Coach team. A “Senior Coach” is a Health Coach who generates at least 1,200 a month in group compensation volume product sales from a combination of at least five personally enrolled, ordering clients, and/or Health Coaches, Health Coach teams, or a combination of both.
o	Elite leadership bonuses are paid to Health Coaches who qualify as an Executive Director and have three or more Health Coaches in their business who have achieved the rank of Executive Director.
o	Consistency bonuses are paid to Health Coaches who are certified and maintain frontline compensation volume product sales and/or qualified Senior Coach team performance with order consistency month after month. Health Coaches who generate at least 2,000 or more in frontline compensation volume product sales for three consecutive months are paid a Health Coach consistency bonus. Certified Health Coaches who maintain at least 6,000 in frontline compensation volume product sales, at least 15,000 in group compensation volume product sales, and qualify five Senior Coach teams for three consecutive months are paid a Fully Integrated Business Coach Consistency Bonus.
o	The Client Acquisition Bonuses are paid to new Health Coaches who develop five clients and generate 1,000 in frontline compensation volume product sales within their first 30 calendar days in Take Shape For Life program.
o	The assist bonuses are paid to Health Coaches who assist a newly sponsored Health Coach in attaining the Client Acquisition Bonus.

Health Coaches do not earn a commission or bonus when they recruit a new Health Coach into the Take Shape For Life network. Fees paid by new Health Coaches for start-up materials are at the Company’s approximate cost and no compensation is paid thereon.

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

Medifast Weight Control Centers – Medifast Weight Control Centers is the brick and mortar clinic channel of Medifast with affiliate-owned locations in Pennsylvania, New Jersey, Delaware, Texas, Florida, Maryland, North Carolina and Virginia. Jason Properties, LLC, a subsidiary of Medifast had a total of 75 Medifast Weight Control Centers in operation at March 31, 2014. Medifast Weight Control Centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized client counseling, an InBodyTM body composition analysis, and monitoring with a BodyGemTM indirect calorimeter that determines resting metabolic rates. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives. The Centers also benefit from the enterprise brand advertising which encourages walk-ins and referrals from their customers and other Medifast business channels.

In 2008, Medifast Franchise Systems, Inc. (“MFSI”), a subsidiary of Medifast, began offering the center model as a franchise opportunity. MFSI currently has franchised centers located in Alabama, Arizona, California, Louisiana, Minnesota, Wisconsin, Maryland and Pennsylvania. As of March 31, 2014, 49 franchise locations were in operation.

In April 2014, JPL signed an agreement to sell the assets of eleven Medifast Weight Control Centers to a subsidiary of Medix.  On May, 5, 2014 the parties amended the agreement to provide that JPL would sell the assets of twelve Medifast Weight Control Centers to the Medix subsidiaries. Once the sale transaction closes, the purchaser will operate the centers under franchise agreements with MFSI.

MFSI currently offers, or will offer when the state registration process is complete, the Medifast Weight Control Center franchise opportunity in all states under a registered (where required) franchise disclosure document (“FDD”). The MFSI Franchise Agreement requires franchisees to develop a minimum of three Medifast Weight Control Centers within a defined geographic area in the time frame set forth in the entered into by MFSI and each franchisee.

MFSI’s franchise strategy depends on our franchisees’ active involvement in, and management of, Medifast Weight Control Center operations. Candidates are reviewed for appropriate operational experience and financial stability, including specific net worth and liquidity requirements. Upon execution of the MFSI Franchise Agreement and related Development Agreement, franchisees are required to promptly select sites for their Centers, each of which are subject to MFSI’s approval.

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

MFSI may, in certain limited circumstances, cause its affiliates to provide products at a discounted price. Medifast may, in certain circumstances guarantee a franchisee’s notes, leases or other obligations. MFSI does not offer direct or indirect financing.

While MFSI does not currently have a purchase option included in its Franchise Agreement, it does have the right of first refusal to acquire a Center if the franchisee wishes to sell that Center.

Medifast Wholesale- Since 1980, over 20,000 doctors have recommended Medifast products and programs to their patients as a medically-proven solution to control their weight and improve their health. Medifast provider practices carry an inventory of wholesale products and resell them to patients while providing appropriate medical monitoring, testing, and support to ensure healthy weight loss.

The Company offers extensive resources to assist the providers, their staff and their patients in achieving success with their programs. Medifast Medical Providers have access to marketing assets and training modules to help the practice grow their program and enable patients to achieve their weight loss and associated health goals. Medifast’s nutrition support team includes registered dietitians and a behavioral specialist who provide program support and advice via phone and email.

In 2012, the Company entered into a 3-year strategic partnership with Medix, a leader in pharmaceutical obesity products in Mexico. The agreement granted Medix an exclusive license for the distribution of Medifast products and programs through physicians and weight control centers in Mexico under the Medifast brand. Inventory is shipped to Medix within the United States and the resulting revenues are classified as domestic sales for the Company.

In January 2013, the Company and Medix, amended their partnership agreement to provide an exclusive 5-year licensing agreement to increase distribution of Medifast meal replacement products and programs beyond Mexico and into Argentina, Bolivia, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Paraguay, Peru, Venezuela, and Uruguay. On September 19, 2013, Medix held the grand opening of the first international Medifast Weight Control Center in Mexico City. Medix now has three weight control centers open in Mexico with plans to expand. In December 2013, Medix opened the first Medifast Weight Control Center in Bogota, Colombia. The Company expects this relationship to continue to grow throughout 2014 with the focus on opening centers in additional countries and further penetration in established regions.

The Company also expanded its international presence into Canada in March 2014, opening new channels of distribution. Its current sales are through the Medifast Direct and Medical Provider channels, with the long-term goal of expanding other Medifast channels into Canada.

Overview of Financial Results

	Three Months ended March 31,
	2014	2013	$ Change	% Change

Revenue	$86,529,000	$96,043,000	$(9,514,000)	-10%
Cost of sales	22,595,000	23,634,000	(1,039,000)	-4%
Gross Profit	63,934,000	72,409,000	(8,475,000)	-12%

Selling, general, and administrative costs	55,238,000	63,831,000	(8,593,000)	-13%

Income from operations	8,696,000	8,578,000	118,000	1%

Other income
Interest income, net	126,000	52,000	74,000	142%
Other expense	184,000	80,000	104,000	130%
	310,000	132,000	178,000	135%

Income before provision for income taxes	9,006,000	8,710,000	296,000	3%
Provision for income tax expense	3,039,000	2,777,000	262,000	9%

Net income	$5,967,000	$5,933,000	$34,000	1%

% of revenue

Gross Profit	73.9%	75.4%
Selling, general, and administrative costs	63.8%	66.5%
Income from Operations	10.0%	8.9%

Revenue: Revenue decreased approximately 9.9% to $86.5 million for the three months ended March 31, 2014, respectively, as compared to $96.0 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, the Take Shape for Life sales channel accounted for 65.8% of total revenue, the Medifast Direct channel accounting for 19.8% of total revenue and the MWCC and Wholesale segment accounted for 14.4%. In the first quarter of 2014, the Company’s revenue to spend ratio was 12.5-to-1 versus 9.6-to-1 in the first quarter of 2013. Total advertising spend was $6.9 million in the first quarter of 2014 versus $10.0 million in the first quarter of 2013, a decrease of $3.1 million or 30.2%.

For the three months ended March 31, 2014, Take Shape For Life revenue decreased 4% to $57.0 million compared to $59.4 million in 2013. The decline in revenue for Take Shape For Life was driven by a slight decrease in the number of Health Coaches and revenue per Health Coach. The number of active Health Coaches at the end of the first quarter of 2014 decreased to 11,100 compared with 11,300 during the period a year ago, a decrease of 2.0%. Active Health Coaches are defined as Health Coaches receiving income from a product sale in the last month of the quarter. The average revenue per health coach per month decreased from $1,720 for the three months ended March 31, 2013 to $1,626 for the three months ended March 31, 2014.

The Medifast Direct channel revenue decreased 26% to $17.1 million for the three months ended March 31, 2014 compared to the same period for 2013. Revenues in this channel are driven primarily by targeted customer advertising on-line, across local radio, via email and direct mail campaigns, and by highlighting customer successes in large national publications and on television. The decrease in revenue was primarily due to a reduction in sales and marketing spend as the Company continues to monitor consumer spending patterns. Spending efficiency in the quarter was strong and the Company will begin to invest additional dollars into marketing throughout the remainder of the year while continuing to focus on efficient management of those investments.

The MWCC and Medifast Wholesale segment experienced revenue decline of 9% in the first quarter of 2014 compared to the same period in 2013. The Company has closed 11 centers since the first quarter of 2013, leaving 75 corporate locations in operation. Eight new franchise centers were opened during the first quarter for a total of 49 franchise centers. Same store sales for centers open greater than one year decreased by 14% for the three months ended March 31, 2014 compared to 2013. The closure of the 11 corporate centers and the Company’s continued focus to improve profitability by creating operational efficiencies, optimizing staffing, and managing expenses contributed to the decrease in same store sales and overall revenues. There were 75 centers in the comparative same-store-sales base at March 31, 2014.

Costs of Sales: Cost of sales decreased approximately $1.0 million to $22.6 million for the three months ended March 31, 2014 compared to the same period in 2013. As a percentage of sales, gross margin decreased to 73.9% from 75.4% in the first quarter of 2014 versus the prior year. The decrease in gross margin for the first quarter of 2014 verses the first quarter of 2013 was the result of higher shipping costs, an increase in manufacturing costs and an unfavorable impact resulting from year-over-year lower sales in the Medifast Direct Sales Division as well as reduced volume of program sales.

Selling, General and Administrative Costs: Selling, general and administrative expenses were $55.2 million for the first quarter of 2014 compared to $63.8 million in the first quarter of 2013. As a percentage of sales, selling, general and administrative expenses decreased to 63.8% versus 66.5% in the first quarter of 2013. Take Shape For Life commission expense, which is variable based upon product sales, decreased by approximately $3.0 million as a result of Take Shape For Life sales declining 4% for the three months ended March 31, 2014 as compared to same period in 2013.

Salaries and benefits increased by approximately $1.2 million in the first quarter of 2014 compared to the same period in 2013. The decrease for the three months ended March 31, 2013 versus last year was driven by a decrease in bonuses, salaries and medical insurance expense. These decreases were partially due to the closure of 11 Medifast Weight Control Centers corporate centers over the twelve month period.

Sales and marketing expense decreased by $3.2 million in the first quarter of 2014 compared to same period in 2013. The decrease is the result of lower advertising spending in the first quarter of 2014 compared to the first quarter of 2013. The Company continues to focus on efficiency improvements and balancing sales and marketing expense in an effort to drive profitability.

Office expenses decreased $0.6 million for the three months ended March 31, 2014 in comparison to the same period in 2013. The change was driven by a decrease in accounting and consulting fees year-over-year. The Company also benefited from rent expense settlements with landlords for four of the eight Medifast Weight Control Centers that were closed during the fourth quarter of 2013. Other expenses consisting primarily of depreciation, credit card processing fees, and licenses and fees decreased by $0.6 million for the three months ended March 31, 2014. The decrease in expense was caused by the Company’s intangible assets becoming fully amortized in the fourth quarter of 2013 and a decrease in the sales taxes paid for by the Company on behalf of the customer.

Income taxes: In the first quarter of 2014, the Company recorded $3.0 million in income tax expense, an effective rate of 33.7%, compared to $2.8 million in income tax expense, an effective rate of 31.9% in the first quarter of 2013. The increase in the effective tax rate was primarily due to the 2013 effective tax rate being positively impacted by research and development credits which were retroactive to 2012. The Company anticipates a full year tax rate of approximately 33-34% in 2014.

Net income: Net income was $6.0 million in the first quarter of 2014 compared to $5.9 million in the first quarter of 2013, an increase of $0.1 million. Pre-tax profit as a percent of sales increased to 10.4% in the first quarter of 2014 compared to 9.1% in the first quarter of 2013. The improvement in profit despite a 9.9% decrease in revenue year-over-year is a result of the Company’s continued efforts to closely monitor spending as demonstrated in its decrease in selling, general and administrative expenses outlined above.

Liquidity and Capital Resources

The Company had stockholders’ equity of $105.2 million and working capital of $72.8 million on March 31, 2014 compared with $98.4 million and $64.9 million at March 31, 2013, respectively. The $6.8 million net increase in stockholder’s equity reflects $6.0 million in 2014 profits as well as equity transactions as outlined in the “Consolidated Statement of Changes in Stockholders’ Equity”. The Company’s cash and cash equivalents position increased from $36.4 million at December 31, 2013 to $41.4 million at December 31, 2014.

In the quarter ended March 31, 2014 the Company generated cash flow of $10.6 million from operations, partially attributable to $6.0 million in net operating income. Sources of cash of $6.1 million include an increase of income taxes payable of $0.6 million, depreciation and amortization of $2.5 million, share-based compensation of $0.8 million, and a $2.2 million decrease in inventory. This was offset by a total use of $1.4 million which includes a $0.2 million realized gain on investment securities, a deferred income tax benefit of $0.3 million, a $0.3 million increase in accounts receivable and a $0.6 million decrease in accounts payable and accrued expenses.

In the quarter ended March 31, 2014, net cash used in investing activities was $5.6 million, which was primarily due to $7.9 million for the purchase of investment securities offset by $3.6 million of cash generated by the sale of investment securities and $1.2 million for the purchase of property and equipment.

In the quarter ended March 31, 2014, financing activities used $0.1 million in cash related to capital leases.

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

The Company evaluates acquisitions from time to time as presented.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment for the three months ended March 31,
	2014		2013
Segments	Sales	% of Total	Sales	% of Total

Medifast	$74,109,000	86%	$82,394,000	86%
MWCC and Wholesale	12,420,000	14%	13,649,000	14%
Total Sales	$86,529,000	100%	$96,043,000	100%

Medifast Segment: The Medifast segment consists of the sales from Medifast Direct Marketing and Take Shape For Life. As this represents the majority of our business, this is discussed in the Overview of Financial Results above.

The MWCC and Wholesale Segment: The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians. Sales decreased $1.2 million, or 9%, in the first quarter of 2014 as compared to 2013. The decrease in sales for the periods was driven by the closure of 11 corporate centers over the prior twelve months and the Company’s focus to improve profitability by creating operational efficiencies, optimizing staffing, and managing expenses. At March 31, 2014, Medifast Weight Control Centers were operating in 75 corporate locations and 49 franchise locations.

	Income Before Income Taxes by Segment for the three months ended March 31,
	2014		2013
Segments	Profit	% of Total	Profit	% of Total

Medifast	$10,206,000	113%	$9,468,000	109%
MWCC and Wholesale	38,000	1%	643,000	7%
All Other	(1,238,000)	-14%	(1,401,000)	-16%
Income before income taxes	$9,006,000	100%	$8,710,000	100%

Medifast Segment: The Medifast reporting segment consists of the activity of Medifast Direct and Take Shape For Life. This represents the majority of our business and is discussed in the Overview of the Financial Results section above. Also see Note 10, “Business Segments” of the financial statements for a detailed breakout of expenses.

The MWCC and Wholesale Segment: Profitability of this segment decreased $0.6 million in the first quarter of 2014 compared to the first quarter of 2013. The year-over-year decline was caused by the decrease in revenue compounded by the impact of reduced program sales in comparison to the prior year offset by the opening of 13 franchise centers over the prior twelve months, and the Company’s continued focus to optimize spending as a percentage of sales for each corporate center.

The Company had 75 corporate centers and 49 franchise centers in operation as of March 31, 2014 compared to 86 and 36, respectively in 2013.

Other: Other segment consists of corporate expenses related to the Company’s operations that are unrelated to a particular operating segment. Company expenses decreased by $0.2 million for the three months ended March 31, 2014 compared to 2013. Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance expenses related to compliance with NYSE, Sarbanes Oxley, and SEC regulations. footnote 10, “Business Segments”, for additional detail. The year-over-year improvement was primarily driven by a decrease in accounting fees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company paid off its outstanding debt during the first quarter of 2013, eliminating its current exposure to interest rate risk. However, it has an undrawn and unsecured revolving line of credit for $5,000,000, should it choose to draw on this line of credit in the future it would be subject to market risk due to changing interest rates.

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at March 31, 2014, it estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2013.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2014. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective of the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2013 Form 10-K for the year ended December 31, 2013.

Item 5. Other Information

At the outset of the quarter ended March 31, 2014, there were 1,339,000 shares of common stock eligible for repurchase under the repurchase authorization dated December 12, 2013.

No stock repurchases were made during the period covered by this report.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company and amendments thereto incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 10-K filed March 31, 2010.

3.2	Amended and Restated By Laws incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 10-K filed March 31, 2010.

3.3	Amendment to the Amended and Restated Bylaws of Medifast, Inc. effective February 5, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-3573) filed on February 11, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL C. MACDONALD	May 12, 2014
Michael C. MacDonald
Chief Executive Officer
(principal executive officer )

BY:	/S/ TIMOTHY G. ROBINSON	May 12, 2014

Timothy G. Robinson
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.3	Amendment to the Amended and Restated Bylaws of Medifast, Inc. effective February 5, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-3573) filed on February 11, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

