Form 10-Q
period 2014-06-30
MEDIFAST INC
filed 2014-08-11
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ___________

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

Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerate filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the registrant’s common stock outstanding at August 11, 2014 was 12,739,149.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$32,019,000	$36,382,000
Accounts receivable-net of allowance for sales returns and doubtful accounts
of $547,000 and $647,000 at June 30, 2014 and December 31, 2013, respectively	1,693,000	1,246,000
Inventory	17,579,000	18,059,000
Investment securities	36,552,000	31,420,000
Prepaid expenses and other current assets	2,351,000	2,890,000
Deferred tax assets	2,062,000	1,957,000
Total current assets	92,256,000	91,954,000

Property, plant and equipment - net	37,080,000	40,336,000
Other assets	400,000	360,000

TOTAL ASSETS	$129,736,000	$132,650,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$25,209,000	$26,780,000
Income taxes payable	575,000	99,000
Current maturities of capital leases	227,000	222,000
Total current liabilities	26,011,000	27,101,000

Other liabilities:
Capital leases, net of current portion	359,000	474,000
Deferred tax liabilities	5,859,000	6,659,000
Total liabilities	32,229,000	34,234,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized;
13,176,018 and 13,143,309 issued at June 30, 2014 and December 31, 2013, respectively;
12,718,351 and 13,115,642 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	13,000	13,000
Additional paid-in capital	1,446,000	-
Accumulated other comprehensive income	887,000	703,000
Retained earnings	109,387,000	97,700,000
Less: cost of 451,000 and 0 shares of common stock in treasury	(14,226,000)	-
Total stockholders' equity	97,507,000	98,416,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$129,736,000	$132,650,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$80,883,000	$97,072,000	$167,412,000	$193,115,000
Cost of sales	20,523,000	24,142,000	43,118,000	47,776,000
Gross Profit	60,360,000	72,930,000	124,294,000	145,339,000

Selling, general, and administrative	52,948,000	62,289,000	108,186,000	126,120,000

Income from operations	7,412,000	10,641,000	16,108,000	19,219,000

Other income
Interest and dividend income, net	170,000	98,000	296,000	150,000
Other income	1,103,000	139,000	1,287,000	219,000
	1,273,000	237,000	1,583,000	369,000

Income before income taxes	8,685,000	10,878,000	17,691,000	19,588,000
Provision for income taxes	2,965,000	3,805,000	6,004,000	6,582,000

Net income	$5,720,000	$7,073,000	$11,687,000	$13,006,000

Basic earnings per share	$0.44	$0.51	$0.89	$0.94
Diluted earnings per share	$0.44	$0.51	$0.89	$0.93

Weighted average shares outstanding -
Basic	13,050,346	13,863,043	13,111,348	13,836,087
Diluted	13,149,414	13,963,057	13,200,207	13,995,171

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$5,720,000	$7,073,000	$11,687,000	$13,006,000
Other comprehensive income, net of tax
Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	214,000	(412,000)	317,000	(308,000)
Adjustment for net (gains)/losses realized and included in net income, net of tax	(42,000)	(122,000)	(133,000)	(185,000)
Total change in unrealized gains/losses on marketable securities, net of tax	172,000	(534,000)	184,000	(493,000)

Other comprehensive income	172,000	(534,000)	184,000	(493,000)

Comprehensive income	$5,892,000	$6,539,000	$11,871,000	$12,513,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Six Months Ended June 30, 2014

(Unaudited)

	Number of Shares Issued	Par Value $0.001 Amount	Additional Paid- InCapital	Retained Earnings	Accumulated other comprehensive income	Treasury Stock	Total
Balance, December 31, 2013	13,143,309	$13,000	$-	$97,700,000	$703,000	$-	$98,416,000

Shares issued to executives and directors	32,709
Share-based compensation to executives and directors			1,407,000				1,407,000
Share-based compensation tax benefit			39,000				39,000
Treasury stock purchases						(14,226,000)	(14,226,000)
Net income				11,687,000			11,687,000
Net change in unrealized gain on investments					184,000		184,000

Balance, June 30, 2014	13,176,018	$13,000	$1,446,000	$109,387,000	$887,000	$(14,226,000)	$97,507,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$11,687,000	$13,006,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	5,077,000	5,221,000
Realized gain on investment securities, net	(233,000)	(198,000)
Share-based compensation	1,407,000	1,151,000
Deferred income taxes	(1,030,000)	(552,000)
(Gain)/loss on disposal of fixed assets	(32,000)	61,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(447,000)	183,000
Inventory	480,000	4,823,000
Prepaid expenses and other current assets	539,000	314,000
Other assets	(55,000)	708,000
Accounts payable and accrued expenses	(1,571,000)	2,461,000
Income taxes	476,000	539,000
Net cash provided by operating activities	16,298,000	27,717,000
Cash Flow from Investing Activities:
Sale of investment securities	6,426,000	5,909,000
Purchase of investment securities	(11,016,000)	(20,187,000)
Sale of property and equipment	1,215,000	-
Purchase of property and equipment	(3,004,000)	(5,577,000)
Net cash used in investing activities	(6,379,000)	(19,855,000)
Cash Flow from Financing Activities:
Repayment of long-term debt and capital leases	(110,000)	(3,504,000)
Decrease in note receivable	15,000	12,000
Excess tax benefits from share-based compensation	39,000	98,000
Purchase of treasury stock	(14,226,000)	-
Net cash used in financing activities	(14,282,000)	(3,394,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,363,000)	4,468,000
Cash and cash equivalents - beginning of the period	36,382,000	39,937,000
Cash and cash equivalents - end of period	$32,019,000	$44,405,000

Supplemental disclosure of cash flow information:
Interest paid	$93,000	$38,000
Income taxes paid	$6,499,000	$6,418,000

Medifast, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

General

1.	Basis of Presentation

The condensed unaudited interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

The results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. The accompanying condensed unaudited interim consolidated financial statements should be read in conjunction with the 2013 audited financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013 (“2013 Form 10-K”), which should be read in conjunction with these consolidated financial statements.

2.	Presentation of Financial Statements

The Company’s condensed consolidated financial statements include the accounts of Medifast, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.	Recent Accounting Pronouncements

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information, except for Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), requires the Company to recognize revenue for the transfer of goods or services to customers for the amount the Company expects to be entitled in exchange for those goods or services. The Company will be required to identify the contract, identify the relevant performance obligations, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize the revenue when the entity satisfies a performance obligation. Management is currently evaluating the effect that the provisions of ASU 2014-09 will have on the Company's financial statements.

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

Inventories consisted of the following at June 30, 2014 and December 31, 2013:

	2014	2013
Raw Materials	$4,085,000	$5,381,000
Packaging	795,000	757,000
Non-food Finished Goods	939,000	855,000
Finished Goods	11,910,000	11,356,000
Reserve for Obsolete Inventory	(150,000)	(290,000)
	$17,579,000	$18,059,000

6.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$5,720,000	$7,073,000	$11,687,000	$13,006,000

Denominator:
Weighted average shares of common stock outstanding	13,050,346	13,863,043	13,111,348	13,836,087
Effect of dilutive common stock equivalents	99,068	100,014	88,859	159,084

Weighted average diluted common shares outstanding	13,149,414	13,963,057	13,200,207	13,995,171

EPS:
Basic	$0.44	$0.51	$0.89	$0.94
Diluted	$0.44	$0.51	$0.89	$0.93

The company had 70,542 anti-dilutive options for the three and six months ended June 30, 2014.

7.	Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

The following table represents cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$30,971,000	$-	$-	$-	$30,971,000	$30,971,000	-

Level 1:
Money Market Accounts	1,048,000	-	-	-	1,048,000	1,048,000	-
Mutual Funds	9,917,000	212,000	(52,000)	-	10,077,000	-	10,077,000
Corporate Equity Securities	4,776,000	1,122,000	(52,000)	-	5,846,000	-	5,846,000
Government & Agency Securities	7,669,000	94,000	(13,000)	29,000	7,779,000	-	7,779,000
	23,410,000	1,428,000	(117,000)	29,000	24,750,000	1,048,000	23,702,000

Level 2:
Municipal Bonds	4,412,000	104,000	(6,000)	37,000	4,547,000	-	4,547,000
Corporate Bonds	8,167,000	87,000	(8,000)	57,000	8,303,000	-	8,303,000
	12,579,000	191,000	(14,000)	94,000	12,850,000	-	12,850,000

Total	$66,960,000	$1,619,000	$(131,000)	$123,000	$68,571,000	$32,019,000	$36,552,000

	December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$30,958,000	$-	$-	$-	$30,958,000	$30,958,000	-

Level 1:
Money Market Accounts	5,424,000	-	-	-	5,424,000	5,424,000	-
Mutual Funds	7,887,000	127,000	(164,000)	-	7,850,000	-	7,850,000
Corporate Equity Securities	4,614,000	1,076,000	(9,000)	-	5,681,000	-	5,681,000
Government & Agency Securities	6,112,000	62,000	(43,000)	26,000	6,157,000	-	6,157,000
	24,037,000	1,265,000	(216,000)	26,000	25,112,000	5,424,000	19,688,000

Level 2:
Municipal Bonds	3,524,000	103,000	-	25,000	3,652,000	-	3,652,000
Corporate Bonds	7,995,000	74,000	(47,000)	58,000	8,080,000	-	8,080,000
	11,519,000	177,000	(47,000)	83,000	11,732,000	-	11,732,000

Total	$66,514,000	$1,442,000	$(263,000)	$109,000	$67,802,000	$36,382,000	$31,420,000

9.	Shared-based Compensation

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the price of the Company’s common stock, dividend yield and the risk-free interest rate. Options outstanding as of June 30, 2014 vest over a period of three years with an expiration term of ten years. The exercise price of these options ranges from is $24.26 to 28.81. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each award. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company historically has not issued dividends and therefore does not utilize a dividend yield in the calculation. The weighted average input assumptions used and resulting fair values were as follows:

10

	2014	2013
Expected life (in years)	6	-
Risk-free interest rate	1.61%	-
Expected volatility	63.15%	-
Dividend yield	-	-

The following table summarizes the stock option activity:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	-	$-
Granted	70,542	26.11
Exercised	-	-
Outstanding at June 30, 2014	70,542	$26.11	9.41	303,376
Exerciseable at June 30, 2014	5,051	$24.61	8.67	29,294

The weighted-average grant date fair value of options granted was $15.19. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of June 30, 2014 was approximately $0.9 million and is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with terms up to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighed-Average Grant Date Fair Value
Unvested at December 31, 2013	393,532	$24.23
Granted	13,674	27.71
Vested	(77,613)	21.35
Unvested at June 30, 2013	329,593	$24.90

The total options and restricted awards vested and charged against income during the three months ended June 30, 2014 and 2013 was $854,000 and $829,000, respectively and $1.6 million and $1.4 million for the six months ended June 30, 2014 and 2013. The Company accrued an additional $34,000 and $353,000 for performance awards for the three months ended June 30, 2014 and 2013, respectively and $372,000 and $833,000 for the six months ended June 30, 2014 and 2013, respectively. The cost of these awards will depend on the Company’s fiscal 2014 performance and will be finalized and approved at the first Board of Directors meeting in 2015. The current cost recognized is based on the performance that management expects the Company will achieve as of June 30, 2014. The total income tax benefit recognized in the consolidated statement of income for these restricted stock awards was approximately $301,000 and $282,000 for the three months ended June 30, 2014 and 2013, respectively and $573,000 and $468,000 for the six months ended June 30, 2014 and 2013, respectively. The total tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards for the three and six months ended June 30, 2014 and 2013 was $39,000 and $98,000, respectively. There was approximately $6.3 million of total unrecognized compensation cost related to restricted stock awards as of June 30, 2014. The cost is expected to be recognized over a weighted-average period of approximately 3.2 years.

10.	Business Segments

Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker about how to allocate resources and in assessing performance. The Company has two reportable operating segments: Medifast, and MWCC and Wholesale. The Medifast reporting segment consists of the following distribution channels: Medifast Direct and Take Shape For Life. The MWCC and Wholesale segment includes of what is referred to in MD&A as “Medifast Weight Control Centers” as well as Medifast Wholesale Physicians.

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

The following tables present segment information for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$69,254,000	$11,629,000	$-	$80,883,000
Cost of Sales	16,794,000	3,729,000	-	20,523,000
Selling, General and Administrative Expense	40,212,000	8,448,000	1,746,000	50,406,000
Depreciation and Amortization	1,983,000	503,000	56,000	2,542,000
Interest(net) and other	46,000	(1,039,000)	(280,000)	(1,273,000)
Income before income taxes	$10,219,000	$(12,000)	$(1,522,000)	$8,685,000

Segment Assets	$74,955,000	$11,644,000	$43,137,000	$129,736,000

	Three Months Ended June 30, 2013
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$82,907,000	$14,165,000	$-	$97,072,000
Cost of Sales	20,447,000	3,695,000	-	24,142,000
Selling, General and Administrative Expense	49,199,000	8,788,000	1,712,000	59,699,000
Depreciation and Amortization	1,829,000	693,000	68,000	2,590,000
Interest(net) and other	49,000	3,000	(289,000)	(237,000)
Income before income taxes	$11,383,000	$986,000	$(1,491,000)	$10,878,000

Segment Assets	$84,593,000	$14,043,000	$43,805,000	$142,441,000

	Six Months Ended June 30, 2014
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$143,363,000	$24,049,000	$-	$167,412,000
Cost of Sales	35,953,000	7,165,000	-	43,118,000
Selling, General and Administrative Expense	83,023,000	16,858,000	3,228,000	103,109,000
Depreciation and Amortization	3,955,000	1,010,000	112,000	5,077,000
Interest(net) and other	27,000	(1,030,000)	(580,000)	(1,583,000)
Income before income taxes	$20,405,000	$46,000	$(2,760,000)	$17,691,000

Segment Assets	$74,955,000	$11,644,000	$43,137,000	$129,736,000

	Six Months Ended June 30, 2013
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$165,301,000	$27,814,000	$-	$193,115,000
Cost of Sales	40,670,000	7,106,000	-	47,776,000
Selling, General and Administrative Expense	100,058,000	17,624,000	3,217,000	120,899,000
Depreciation and Amortization	3,644,000	1,451,000	126,000	5,221,000
Interest(net) and other	78,000	3,000	(450,000)	(369,000)
Income before income taxes	$20,851,000	$1,630,000	$(2,893,000)	$19,588,000

Segment Assets	$84,593,000	$14,043,000	$43,805,000	$142,441,000

11.	Contingencies

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenen”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for defamation, market manipulation and unfair business practices, alleging a scheme of market manipulation of Medifast stock for Defendants’ for monetary gain, and damaging the business reputation of Medifast and its Take Shape For Life division. Bradley T. MacDonald, former Executive Chairman of Medifast and a stockholder, joined the lawsuit individually.  The lawsuit seeks $270 million in compensatory damages, punitive damages, and ancillary relief.  In March 2011, the District Court granted in part and denied in part certain Anti-SLAPP Motions to Strike (i.e. motions to dismiss) previously filed by all Defendants.  The Company appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenen in the 9th Circuit Court of Appeals.  Defendant FitzPatrick’s motion was denied as to the Company’s defamation claim, and FitzPatrick appealed that portion of the Court’s ruling.  On June 4, 2014, the Panel of the 9th Circuit Court of Appeals issued a decision, denying FitzPatrick’s appeal and remanding to the District Court for further consideration; reversing the District Court’s decision as to Minkow and remanding for further consideration; denying MacDonald’s appeal in its entirety; and denying Medifast’s appeal as to Coenen.  The District Court now has jurisdiction over the matter and has scheduled a conference to discuss its status and how to proceed.  While the case as to Coenan has been dismissed, the Company fully intends to pursue the matter against Minkow and Fitzpatrick.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. FORWARD LOOKING STATEMENTS

Special Note Regarding Forward-Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to future operating results- are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview

Medifast, Inc. (“Medifast,” the “Company,” “we,” “us,” or “our”) is engaged in the production, distribution, and sale of weight management products and services and other consumable health and diet products. The Company’s product lines include meal replacements and supplements and conducts its business through two segments; Medifast, and MWCC and Wholesale. Our products and services are sold to weight loss program participants primarily via the internet, telephone, and brick and mortar clinics. Customers of our independent contractor health coaches (“Health Coaches”) in the Take Shape For Life person-to-person direct sales channel are directed to order our products through either the internet or through the Company’s in-house call center. Our product sales accounted for 97% of our revenues in the first six months of 2014 and 96% of our revenues in the first six months of 2013. Program sales in our Medifast Weight Control Center channel accounted for 1% of revenues in the first six months of 2014 and 2% in the first six months of 2013. Shipping revenue and other accounted for 2% in the first six months of 2014 and 2013. Revenue consists primarily of meal replacement food sales. In the first six months of 2014, total revenue decreased to $167.4 million compared to $193.1 million in the first six months of 2013, a decrease of $25.7 million or 13.3%. The decline was due to a decrease in revenue in all channels of the Company as detailed below in the “Overview of Results of Operations” section. The Take Shape For Life sales channel accounted for 66.3% of total revenue, Medifast Direct 19.3%, and Medifast Weight Control Centers and Medifast Wholesale Physicians 14.4%. See Note 10, “Business Segments” of the notes to the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend, number of active Health Coaches and average monthly revenue generated per health coach in the Take Shape For Life channel, and average same store sales improvement for the Medifast Weight Control Center channel.

In December 2013, the Company closed eight corporate centers and incurred $2.1 million of clinic closure costs included in selling, general and administration expenses. Clinic closure costs are expensed and recognized as a liability at their fair value when incurred. One-time employee severance costs are expensed and recognized as a liability when the plan is finalized by management, approved and committed to by management, and communicated to the employee. Contractual costs that will continue to be incurred (operating leases) are recognized at the cease use date. The fair value of operating lease contracts is determined based on the present value of the remaining lease payments. Other costs associated with closing the clinic or relocating employees are expensed as incurred. As of December 31, 2013, $1.3 million of clinic closure costs are included in accrued expenses. The roll-forward of severance charges and lease payments as of June 30, 2014 is below.

MWCC & Wholesales

Accrued severance charges as of December 31, 2013	$80,000
Payments during the period	(80,000)
Ending balance accrued as of June 30, 2014	$-

Accrued net lease liability as of December 31, 2013	$1,131,000
Payment and settlements during the period	(495,000)
Ending balance as of June 30, 2014	$636,000

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in the Form 10-K.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates we consider critical include revenue recognition, impairment of fixed assets and intangible assets, income taxes, reserves for returns, operating leases and clinic closure costs.

During the three months ended June 30, 2014, we did not make any material changes to our critical accounting policies.

Medifast Segment

Medifast Direct – In the direct-to-consumer channel (“Medifast Direct”), customers order Medifast product directly through the Company’s website, www.medifastnow.com or our in-house call center. This business is driven by a multi-media customer acquisition strategy that includes both national and regional print, radio, web advertising, direct mail, and television as well as public relations, word of mouth referrals, and social media initiatives. The Medifast Direct division focuses on targeted marketing initiatives and provides customer support through its in-house call center and nutrition support team of registered dietitians to better serve its customers.

Take Shape For Life™ – Take Shape For Life, a member of the Direct Selling Association, is the personal coaching division of Medifast. This physician-led coaching network consists of Health Coaches, who are trained to provide coaching and support to clients on Medifast weight-loss products and programs. The role of the Health Coach is to give clients the encouragement and mentoring to assist them to successfully reach a healthy weight and adopt a healthy lifestyle. The Take Shape For Life program provides a road map to empower the individual to take control of their health through adopting better long-term habits. Take Shape For Life moves beyond the scope of weight loss to teach clients how to achieve optimal health through the balance of body, mind, and finances. The program uses the high-quality, medically validated products of Medifast that have been proven safe and effective in clinical studies. In addition to the encouragement and support provided by Health Coaches, clients of Take Shape For Life are offered a bio-network of support including product and program information on our website, weekly medical and general support calls, and access to our registered dietitians.

MWCC and Wholesale Segment

Medifast Weight Control Centers – Medifast Weight Control Centers is the brick and mortar clinic channel of Medifast with affiliate-owned locations in Pennsylvania, New Jersey, Delaware, Texas, Florida, Maryland, North Carolina and Virginia. Jason Properties, LLC, a subsidiary of Medifast had a total of 51 Medifast Weight Control Centers in operation at June 30, 2014, excluding 24 centers which were sold and transitioned to the franchise model as of June 30, 2014. Medifast Weight Control Centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized client counseling, an InBodyTM body composition analysis, and monitoring with a BodyGemTM indirect calorimeter that determines resting metabolic rates. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives. The Centers also benefit from the enterprise brand advertising which encourages walk-ins and referrals from their customers and other Medifast business channels.

In 2008, Medifast Franchise Systems, Inc. (“MFSI”), a subsidiary of Medifast, began offering the center model as a franchise opportunity. MFSI currently has franchised centers located in Alabama, Arizona, California, Florida, Louisiana, Minnesota, Wisconsin, Maryland, Pennsylvania, Texas and Virginia. As of June 30, 2014, 73 franchise centers were in operation.

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

In January 2013, the Company and Medix, amended their partnership agreement to provide an exclusive 5-year licensing agreement to increase distribution of Medifast meal replacement products and programs beyond Mexico and into Argentina, Bolivia, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Paraguay, Peru, Venezuela, and Uruguay. In September 2013, Medix held the grand opening of the first international Medifast Weight Control Center in Mexico City. Medix now has three Medifast Weight Control Centers open in Mexico with plans to expand. In December 2013, Medix opened the first Medifast Weight Control Center in Bogota, Colombia. In March 2014, Medix acquired 13 Slim Center locations across Mexico City and Guadalajara. This acquisition gives them 12 locations in Mexico City, creating a strong geographic footprint and allows them to integrate complementary weight management brands including Medifast, Slim Center and Medix nutraceuticals. The Slim Center locations are currently selling Medifast products with plans to deploy the Medifast weight loss and maintenance programs by the end of the year. Including the 4 Medifast Weight Control Centers and the 13 Slim Centers, Medix now has 17 locations in operation in Mexico and Columbia that offer Medifast products. The Company expects this relationship to continue to grow throughout 2014 with the focus on expanding into additional countries and further penetrating the market in established regions.

The Company also expanded its international presence into Canada in March 2014, opening new channels of distribution. Its current sales are through the Medifast Direct and Medical Provider channels, with the long-term goal of expanding other Medifast channels into Canada.

Overview of Results of Operations

	Three Months ended June 30,
	2014	2013	$ Change	% Change

Revenue	$80,883,000	$97,072,000	$(16,189,000)	-17%
Cost of sales	20,523,000	24,142,000	(3,619,000)	-15%
Gross Profit	60,360,000	72,930,000	(12,570,000)	-17%

Selling, general, and administrative costs	52,948,000	62,289,000	(9,341,000)	-15%

Income from operations	7,412,000	10,641,000	(3,229,000)	-30%

Other income
Interest income, net	170,000	98,000	72,000	73%
Other expense	1,103,000	139,000	964,000	694%
	1,273,000	237,000	1,036,000	437%

Income before provision for income taxes	8,685,000	10,878,000	(2,193,000)	-20%
Provision for income tax expense	2,965,000	3,805,000	(840,000)	-22%

Net income	$5,720,000	$7,073,000	$(1,353,000)	-19%

% of revenue

Gross Profit	74.6%	75.1%
Selling, general, and administrative costs	65.5%	64.2%
Income from Operations	9.2%	11.0%

	Six Months ended June 30,
	2014	2013	$ Change	% Change

Revenue	$167,412,000	$193,115,000	$(25,703,000)	-13%
Cost of sales	43,118,000	47,776,000	(4,658,000)	-10%
Gross Profit	124,294,000	145,339,000	(21,045,000)	-14%

Selling, general, and administrative costs	108,186,000	126,120,000	(17,934,000)	-14%

Income from operations	16,108,000	19,219,000	(3,111,000)	-16%

Other income
Interest income, net	296,000	150,000	146,000	97%
Other expense	1,287,000	219,000	1,068,000	488%
	1,583,000	369,000	1,214,000	329%

Income before provision for income taxes	17,691,000	19,588,000	(1,897,000)	-10%
Provision for income tax expense	6,004,000	6,582,000	(578,000)	-9%

Net income	$11,687,000	$13,006,000	$(1,319,000)	-10%

% of revenue

Gross Profit	74.2%	75.3%
Selling, general, and administrative costs	64.6%	65.3%
Income from Operations	9.6%	10.0%

Revenue: Revenue decreased approximately 16.7% and 13.3% to $80.9 million and $167.4 million for the three and six months ended June 30, 2014, respectively, as compared to $97.1 million and $193.1 million for the three and six months ended June 30, 2013. For the three months ended June 30, 2014, the Take Shape For Life sales channel accounted for 66.8% of total revenue, Medifast Direct 18.8%, and Medifast Weight Control Centers and Medifast Wholesale Physicians 14.4%. For the six months ended June 30, 2014, the Take Shape For Life sales channel accounted for 66.3% of total revenue, Medifast Direct 19.3%, and Medifast Weight Control Centers and Medifast Wholesale Physicians 14.4%. In the second quarter of 2014, the Company’s revenue to spend ratio was 12.2-to-1 versus 12.1-to-1 in the second quarter of 2013. Total advertising spend was $6.7 million in the second quarter of 2014 versus $8.0 million in the second quarter of 2013, a decrease of $1.3 million or 16.3%. The year to date revenue to spend ratio for 2014 was 12.3-to-1 compared to 10.7-to-1 for 2013. Total advertising spend year to date in 2014 was $13.6 million compared to $18.0 million for the same period in 2013.

For the three months ended June 30, 2014, Take Shape For Life revenue decreased 12% to $54.1 million compared to $61.4 million in 2013. Revenue declined $9.8 million, 8%, to $111.0 million for the six months ended June 30, 2014 compared to the prior year. The decline in revenue for Take Shape For Life was driven by a decrease in the number of Health Coaches and revenue per Health Coach. The number of active Health Coaches at the end of the second quarter of 2014 decreased to 10,800 compared with 11,800 during the period a year ago, a decrease of 8.0%. Active Health Coaches are defined as Health Coaches receiving income from a product sale in the last month of the quarter. The average revenue per health coach per month decreased from $1,710 for the six months ended June 30, 2013 to $1,596 for the six months ended June 30, 2014.

Medifast Direct revenue decreased 29% to $15.2 million and 27% to $32.3 million for the three and six months ended June 30, 2014, respectively, compared to the same period for 2013. Revenues in this channel are driven primarily by targeted customer advertising on-line, across local radio, via email and direct mail campaigns, and by highlighting customer successes in large national publications and on television. New customer acquisition has been challenging as the Company works to balance marketing investment and media mix to effectively drive customer conversion. Spending efficiency in the quarter was strong and the Company expects to begin to invest additional dollars into marketing, as compared to the second half of 2013, while continuing to focus on efficient management of those investments.

The MWCC and Medifast Wholesale segment experienced revenue decline of 18% and 13% in the three and six months ended June 30, 2014 compared to the same periods in 2013. The Company closed 11 centers since the first quarter of 2013 and sold a total of 24 centers to franchise partners as of the end of the second quarter of 2014, leaving 51 corporate locations in operation. Including the 24 sold centers and eight new franchise centers that were opened during the first quarter, the number of franchise centers in place as of June 30, 2014 was 73. Excluding the 24 centers sold during the quarter, same store sales for centers open greater than one year decreased by 13% for the six months ended June 30, 2014 compared to 2013. The closure of the 11 corporate centers, the accrued impact from the creation of a loyalty program and the Company’s continued focus to improve profitability by creating operational efficiencies, optimizing staffing, and managing expenses contributed to the decrease in same store sales and overall revenues. There were 51 centers in the comparative same-store-sales base at June 30, 2014.

Costs of Sales: Cost of sales decreased approximately $3.6 million to $20.5 million and $4.7 million to $43.1 million for the three and six months ended June 30, 2014 compared to the same periods in 2013. As a percentage of sales, gross margin decreased to 74.6% from 75.1% in the second quarter of 2014 and 74.2% from 75.3% for the first six months of 2014 versus the prior year. The decrease in gross margin for the periods was primarily due to decreased manufacturing volume and the shift in sales channel revenue mix.

Selling, General and Administrative Costs: Selling, general and administrative expenses were $52.9 million and $108.2 million for the three and six months ended June 30, 2014 compared to $62.3 million and $126.1 in the same periods of 2013. As a percentage of sales, selling, general and administrative expenses increased to 65.5% versus 64.2% in the second quarter of 2014. For the six months ended June 30, 2014, selling, general and administrative expenses decreased as a percentage of sales to 64.6% from 65.3% for the same period in 2013. Take Shape For Life commission expense, which is variable based upon product sales, decreased by approximately $5.0 million and $7.9 million for the three and six months ended June 30, 2014 as TSFL sales declined 12% and 8% compared to the prior year.

Salaries and benefits decreased by approximately $1.8 million in the second quarter of 2014 compared to the same period in 2013 and $3.0 million for the six months ended June 30, 2014 compared to last year. The decrease for both periods was driven by a decrease in bonuses, salaries and medical insurance expense. These decreases were partially due to the closure of 11 Medifast Weight Control Centers corporate centers over the twelve month period.

Sales and marketing expense decreased by $1.3 million in the second quarter of 2014 compared to same period in 2013 and $4.4 million for the six months ended June 30, 2014 compared to the prior period. The decrease is the result of lower advertising spending in both the quarter and the year to date compared to the prior year. The Company continues to focus on efficiency improvements and balancing sales and marketing expense in an effort to drive profitability.

General expenses decreased $0.9 million and $1.5 million for the three and six months ended June 30, 2014 in comparison to the same periods in 2013. The quarterly decrease was driven by a decrease in consulting fees year-over-year. The year to date decrease was driven by a decrease in consulting and accounting expenses compared to the prior year and a benefit from rent expense settlements with landlords for four of the eight Medifast Weight Control Centers that were closed during the fourth quarter of 2013. Other expenses consisting primarily of depreciation, credit card processing fees, and licenses and fees decreased by $0.2 million and $0.8 million for the three and six months ended June 30, 2014. The decrease in expense for the periods was caused by the Company’s intangible assets becoming fully amortized in the fourth quarter of 2013, a decrease in the sales taxes paid for by the Company on behalf of the customer, and decrease in credit card fees.

Income taxes: In the second quarter of 2014, the Company recorded $3.0 million in income tax expense, an effective rate of 34.1%, compared to $3.8 million in income tax expense, an effective rate of 35.0% in the second quarter of 2013. For the six months ended June 30, 2014, the Company recorded $6.0 million in income tax expense, an effective tax rate of 33.9%, compared to $6.6 million in income tax expense, an effective tax rate of 33.6% for the six months ended June 30, 2013. The decrease in the effective tax rate for the second quarter of 2014 in comparison to 2013 was primarily due to the reduction of the state effective tax rate that was offset by the decrease in the permanent difference of the manufacturer domestic deduction. The minimal increase in the effective tax rate for the six months ended June 30, 2014 in comparison to 2013 was mainly due to the impact of the research and development credits that were in effect in 2013, coupled with the reduction in the state effective tax rate. The Company anticipates a full year tax rate of approximately 33-34% in 2014.

Net income: Net income was $5.7 million in the second quarter of 2014 compared to $7.1 million in the second quarter of 2013, a decrease of $1.4 million. For the six months ended June 30, 2014, net income was $11.7 million compared to $13.0 million in the prior year. Pre-tax profit as a percent of sales decreased to 10.7% in the second quarter of 2014 compared to 11.2% in the second quarter of 2014. Pre-tax profit as a percent of sales increased to 10.6% for the six months ended June 30, 2014 compared to 10.1% for the prior year. The decline in income for the quarter was driven by the decrease in sales which was partially offset by the decrease in selling general and administrative expenses and the gain on the sale of the centers. The year to date improvement in profit despite a 13.3% decrease in revenue year-over-year is a result of the Company’s continued efforts to closely monitor spending as demonstrated in its decrease in selling, general and administrative expenses outlined above and the gain on the sale of the centers.

Liquidity and Capital Resources

The Company had stockholders’ equity of $97.5 million and working capital of $66.2 million on June 30, 2014 compared with $98.4 million and $64.9 million at December 31, 2013. The $0.9 million net decrease in stockholder’s equity reflects $11.7 million in 2014 profits, significantly offset by the $14.2 million used to purchase shares of the Company’s common stock as well as the other equity transactions outlined in the “Consolidated Statement of Changes in Stockholders’ Equity”. The Company’s cash and cash equivalents position decreased from $36.4 million at December 31, 2013 to $32.0 million at June 30, 2014.

In the six months ended June 30, 2014 the Company generated cash flow of $16.3 million from operations, partially attributable to $11.7 million in net operating income. Sources of cash of $8.0 million include an increase of income taxes payable of $0.5 million, depreciation and amortization of $5.1 million, share-based compensation of $1.4 million, and a $0.5 million decrease in inventory and a $0.5 million decrease in prepaid expenses and other current assets. This was offset by a total use of $3.4 million which includes a $0.2 million realized gain on investment securities, a deferred income tax benefit of $1.0 million, a $0.4 million increase in accounts receivable and a $1.6 million decrease in accounts payable and accrued expenses.

In the six months ended June 30, 2014, net cash used in investing activities was $6.4 million, which was primarily due to $11.0 million for the purchase of investment securities offset by $6.4 million of cash generated by the sale of investment securities and $3.0 million for the purchase of property and equipment offset by $1.2 million of cash generated by the sale of property and equipment.

In the six months ended June 30, 2014, financing activities used $14.3 million in cash including $0.1 million for the repayment of capital leases and $14.2 million for the repurchase of shares of the Company’s common stock.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities.

The Company has an undrawn, unsecured, revolving $5 million line of credit with Bank of America. The line of credit will expire on August 1, 2015, at which point the Company expects to extend the term or pursue other financing opportunities.

The Company evaluates acquisitions from time to time as presented.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment for the three months ended June 30,
	2014		2013
Segments	Sales	% of Total	Sales	% of Total

Medifast	$69,254,000	86%	$82,907,000	85%
MWCC and Wholesale	11,629,000	14%	14,165,000	15%
Total Sales	$80,883,000	100%	$97,072,000	100%

	Net Sales by Segment for the six months ended June 30,
	2014		2013
Segments	Sales	% of Total	Sales	% of Total

Medifast	$143,363,000	86%	$165,301,000	86%
MWCC and Wholesale	24,049,000	14%	27,814,000	14%
Total Sales	$167,412,000	100%	$193,115,000	100%

Medifast Segment: The Medifast segment consists of the sales from Medifast Direct and Take Shape For Life. As this represents the majority of our business, this is discussed in the Overview of Financial Results above.

The MWCC and Wholesale Segment: The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians. Sales decreased $2.5 million, or 18% and $3.8 million or 14% for the three and six months ended June 30, 2014 as compared to 2013. The decrease in sales for both of the periods was driven by the closure of 11 corporate centers over the prior twelve months, the accrued impact from the creation of a loyalty program, and the Company’s focus to improve profitability by creating operational efficiencies, optimizing staffing, and managing expenses. The Company had 51 corporate centers and 73 franchise centers in operation as of June 30, 2014 compared to 86 and 36, respectively in 2013. As previously discussed, the 2014 center counts exclude 24 corporate centers that were sold and transitioned to the franchise model on June 30, 2014.

	Income Before Income Taxes by Segment for the three months ended June 30,
	2014		2013
Segments	Profit	% of Total	Profit	% of Total

Medifast	$10,219,000	118%	$11,383,000	105%
MWCC and Wholesale	(12,000)	0%	986,000	9%
All Other	(1,522,000)	-18%	(1,491,000)	-14%
Income before income taxes	$8,685,000	100%	$10,878,000	100%

	Income Before Income Taxes by Segment for the six months ended June 30,
	2014		2013
Segments	Profit	% of Total	Profit	% of Total

Medifast	$20,405,000	115%	$20,851,000	106%
MWCC and Wholesale	46,000	0%	1,630,000	8%
All Other	(2,760,000)	-15%	(2,893,000)	-14%
Income before income taxes	$17,691,000	100%	$19,588,000	100%

Medifast Segment: The Medifast reporting segment consists of the activity of Medifast Direct and Take Shape For Life. This represents the majority of our business and is discussed in the Overview of the Financial Results section above. Also see Note 10, “Business Segments” of the financial statements for a detailed breakout of expenses.

The MWCC and Wholesale Segment: Profitability of this segment decreased $1.0 million and $1.6 million for the three and six months ended June 30, 2014 compared to 2013. The decline for the periods was caused by the decrease in revenue compounded by the accrued impact from the creation of a loyalty program and reduced program sales in comparison to the prior year, the opening of 17 franchise centers over the prior twelve months, and the Company’s continued focus to optimize spending as a percentage of sales for each corporate center.

The Company had 51 corporate centers and 73 franchise centers in operation as of June 30, 2014 compared to 86 and 36, respectively in 2013. As previously discussed, the 2014 center counts exclude 24 corporate centers that were sold and transitioned to the franchise model on June 30, 2014.

Other: Other segment consists of income on investments and corporate expenses related to the Company’s operations that are unrelated to a particular operating segment. Company expenses were consistent quarter over quarter for the three months ended June 30, 2014 compared to the prior year and the pre-tax loss decreased by $0.1 million for the six months ended June 30, 2014 compared to 2013. Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance expenses related to compliance with NYSE, Sarbanes Oxley, and SEC regulations. footnote 10, “Business Segments”, for additional detail.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at June 30, 2014, it estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2013.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2014. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective of the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenen”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for defamation, market manipulation and unfair business practices, alleging a scheme of market manipulation of Medifast stock for Defendants’ monetary gain, by damaging the business reputation of Medifast and its Take Shape For Life division. Bradley T. MacDonald, former Executive Chairman of Medifast and a stockholder, joined the lawsuit individually.  The lawsuit seeks $270 million in compensatory damages, punitive damages, and ancillary relief.  In March 2011, the District Court granted in part and denied in part certain Anti-SLAPP Motions to Strike (i.e. motions to dismiss) previously filed by all Defendants.  The Company appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenen in the 9th Circuit Court of Appeals.  Defendant FitzPatrick’s motion was denied as to the Company’s defamation claim, and FitzPatrick appealed that portion of the Court’s ruling.  On June 4, 2014, the Panel of the 9th Circuit Court of Appeals issued a decision, denying FitzPatrick’s appeal and remanding to the District Court for further consideration; reversing the District Court’s decision as to Minkow and remanding for further consideration; denying MacDonald’s appeal in its entirety; and denying Medifast’s appeal as to Coenen.  The District Court now has jurisdiction over the matter and has scheduled a conference to discuss its status and how to proceed.  While the case as to Coenan has been dismissed, the Company fully intends to pursue the matter against Minkow and Fitzpatrick.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Form 10-K.

Item 5. Other Information

At the outset of the quarter ended June 30, 2014, there were 1,339,000 shares of the Company’s common stock eligible for repurchase under the repurchase authorization dated December 12, 2013.

The following is a summary of our common stock purchases during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2014	-	$-	-	1,339,000
May 1 - May 31, 2014	43,400	$29.33	43,400	1,295,600
June 1 - June 30, 2014	407,600	$31.75	407,600	888,000

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company and amendments thereto incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 10-K filed March 31, 2010.

3.2	Amended and Restated Bylaws of Medifast, Inc. effective June 17, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-3573) filed on June 20, 2014).

10.1	Amended and Restated 2012 Share Incentive Plan effective June 17, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-3573) filed on June 20, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL C. MACDONALD	August 11, 2014
Michael C. MacDonald
Chief Executive Officer
(principal executive officer )

BY:	/S/ TIMOTHY G. ROBINSON	August 11, 2014
Timothy G. Robinson
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.3	Amended and Restated Bylaws of Medifast, Inc. effective February 5, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-3573) filed on February 11, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

