Form 10-Q
period 2014-09-30
MEDIFAST INC
filed 2014-11-10
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Owings Mills, Maryland 21117
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

The number of shares of the registrant’s common stock outstanding at November 10, 2014 was 12,060,558.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$27,631,000	$36,382,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $573,000 and $647,000 at September 30, 2014 and December 31, 2013, respectively	2,354,000	1,246,000
Inventory	16,208,000	18,059,000
Investment securities	27,997,000	31,420,000
Income taxes, prepaid	907,000	-
Prepaid expenses and other current assets	1,937,000	2,890,000
Deferred tax assets	2,018,000	1,957,000
Total current assets	79,052,000	91,954,000

Property, plant and equipment - net	36,014,000	40,336,000
Other assets	273,000	360,000

TOTAL ASSETS	$115,339,000	$132,650,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$27,090,000	$26,780,000
Income taxes payable	-	99,000
Current maturities of capital leases	229,000	222,000
Total current liabilities	27,319,000	27,101,000

Other liabilities:
Capital leases, net of current portion	301,000	474,000
Deferred tax liabilities	5,167,000	6,659,000
Total liabilities	32,787,000	34,234,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized;
12,368,249 and 13,143,309 issued at September 30, 2014 and December 31, 2013, respectively;
12,058,314 and 13,115,642 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	12,000	13,000
Accumulated other comprehensive income	282,000	703,000
Retained earnings	82,258,000	97,700,000
Total stockholders' equity	82,552,000	98,416,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$115,339,000	$132,650,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$73,992,000	$86,480,000	$241,404,000	$279,595,000
Cost of sales	19,076,000	21,627,000	62,194,000	69,403,000
Gross Profit	54,916,000	64,853,000	179,210,000	210,192,000

Selling, general, and administrative	48,977,000	57,504,000	157,163,000	183,624,000

Income from operations	5,939,000	7,349,000	22,047,000	26,568,000

Other income
Interest and dividend income, net	149,000	167,000	445,000	317,000
Other income	757,000	362,000	2,044,000	581,000
	906,000	529,000	2,489,000	898,000

Income before income taxes	6,845,000	7,878,000	24,536,000	27,466,000
Provision for income taxes	1,990,000	2,205,000	7,994,000	8,787,000

Net income	$4,855,000	$5,673,000	$16,542,000	$18,679,000

Basic earnings per share	$0.39	$0.41	$1.28	$1.35
Diluted earnings per share	$0.39	$0.41	$1.27	$1.34

Weighted average shares outstanding -
Basic	12,457,438	13,884,293	12,877,297	13,852,155
Diluted	12,569,387	13,903,412	12,975,671	13,955,217

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$4,855,000	$5,673,000	$16,542,000	$18,679,000
Other comprehensive income, net of tax
Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	(146,000)	304,000	171,000	(4,000)
Adjustment for net (gains)/losses realized and included in net income, net of tax	(459,000)	(32,000)	(592,000)	(217,000)
Total change in unrealized gains/losses on marketable securities, net of tax	(605,000)	272,000	(421,000)	(221,000)

Other comprehensive income	(605,000)	272,000	(421,000)	(221,000)

Comprehensive income	$4,250,000	$5,945,000	$16,121,000	$18,458,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Nine Months Ended September 30, 2014

(Unaudited)

	Number of Shares Issued	Par Value $0.001 Amount	Additional Paid- In Capital	Retained Earnings	Accumulated other comprehensive income	Treasury Stock	Total
Balance, December 31, 2013	13,143,309	$13,000	$-	$97,700,000	$703,000	$-	$98,416,000

Shares issued to executives and directors	352,032
Share-based compensation to executives and directors			1,858,000				1,858,000
Share-based compensation tax benefit			51,000				51,000
Treasury stock purchases						(33,894,000)	(33,894,000)
Treasury stock retirement	(1,127,092)	(1,000)	(1,909,000)	(31,984,000)		33,894,000	-
Net income				16,542,000			16,542,000
Net change in unrealized gain on investments					(421,000)		(421,000)

Balance, September 30, 2014	12,368,249	$12,000	$-	$82,258,000	$282,000	$-	$82,552,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$16,542,000	$18,679,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	7,332,000	7,912,000
Realized gain on investment securities, net	(949,000)	(337,000)
Share-based compensation	1,858,000	1,772,000
Deferred income taxes	(1,269,000)	(47,000)
(Gain)/loss on disposal of fixed assets	(17,000)	85,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(1,108,000)	216,000
Inventory	1,851,000	3,353,000
Prepaid expenses and other current assets	953,000	1,261,000
Other assets	64,000	764,000
Accounts payable and accrued expenses	310,000	2,117,000
Income taxes	(1,006,000)	(1,682,000)
Net cash provided by operating activities	24,561,000	34,093,000
Cash Flow from Investing Activities:
Sale of investment securities	23,367,000	7,416,000
Purchase of investment securities	(19,700,000)	(21,576,000)
Sale of property and equipment	1,215,000	-
Purchase of property and equipment	(4,208,000)	(8,644,000)
Net cash used in investing activities	674,000	(22,804,000)
Cash Flow from Financing Activities:
Repayment of long-term debt and capital leases	(166,000)	(3,587,000)
Decrease in note receivable	23,000	19,000
Excess tax benefits from share-based compensation	51,000	322,000
Purchase of treasury stock	(33,894,000)	-
Net cash used in financing activities	(33,986,000)	(3,246,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,751,000)	8,043,000
Cash and cash equivalents - beginning of the period	36,382,000	39,937,000
Cash and cash equivalents - end of period	$27,631,000	$47,980,000

Supplemental disclosure of cash flow information:
Interest paid	$104,000	$49,000
Income taxes paid	$10,211,000	$10,143,000

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

The results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. The accompanying condensed unaudited interim consolidated financial statements should be read in conjunction with the 2013 audited financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013 (“2013 Form 10-K”).

2.	Presentation of Financial Statements

The Company’s condensed consolidated financial statements include the accounts of Medifast, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.	Recent Accounting Pronouncements

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information, except for Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires the Company to recognize revenue for the transfer of goods or services to customers for the amount the Company expects to be entitled in exchange for those goods or services. The Company will be required to identify the contract, identify the relevant performance obligations, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize the revenue when the entity satisfies a performance obligation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. Management is currently evaluating the effect that the provisions of ASU 2014-12 will have on the Company’s financial statements.

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

Inventories consisted of the following at September 30, 2014 and December 31, 2013:

	2014	2013
Raw Materials	$4,795,000	$5,381,000
Packaging	1,000,000	757,000
Non-food Finished Goods	1,073,000	855,000
Finished Goods	9,481,000	11,356,000
Reserve for Obsolete Inventory	(141,000)	(290,000)
	$16,208,000	$18,059,000

6.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$4,855,000	$5,673,000	$16,542,000	$18,679,000

Denominator:
Weighted average shares of common stock outstanding	12,457,438	13,884,293	12,877,297	13,852,155
Effect of dilutive common stock equivalents	111,949	19,119	98,374	103,062

Weighted average shares of common stock outstanding	12,569,387	13,903,412	12,975,671	13,955,217

EPS:
Basic	$0.39	$0.41	$1.28	$1.35
Diluted	$0.39	$0.41	$1.27	$1.34

The calculation of diluted earnings per share excluded 67,764 options outstanding for the three and nine months ended September 30, 2014 that could potentially dilute base earnings per share in the future. No options were excluded from the calculation for the three and nine months ended September 30, 2013.

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

The following table represents cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$27,177,000	$-	$-	$-	$27,177,000	$27,177,000	$-

Level 1:
Money Market Accounts	454,000	-	-	-	454,000	454,000	-
Mutual Funds	11,688,000	68,000	(124,000)	-	11,632,000	-	11,632,000
Corporate Equity Securities	2,736,000	472,000	(57,000)	-	3,151,000	-	3,151,000
Government & Agency Securities	4,558,000	32,000	(13,000)	13,000	4,590,000	-	4,590,000
	19,436,000	572,000	(194,000)	13,000	19,827,000	454,000	19,373,000

Level 2:
Municipal Bonds	3,657,000	94,000	(7,000)	24,000	3,768,000	-	3,768,000
Corporate Bonds	4,818,000	24,000	(16,000)	30,000	4,856,000	-	4,856,000
	8,475,000	118,000	(23,000)	54,000	8,624,000	-	8,624,000

Total	$55,088,000	$690,000	$(217,000)	$67,000	$55,628,000	$27,631,000	$27,997,000

	December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$30,958,000	$-	$-	$-	$30,958,000	$30,958,000	$-

Level 1:
Money Market Accounts	5,424,000	-	-	-	5,424,000	5,424,000	-
Mutual Funds	7,887,000	127,000	(164,000)	-	7,850,000	-	7,850,000
Corporate Equity Securities	4,614,000	1,076,000	(9,000)	-	5,681,000	-	5,681,000
Government & Agency Securities	6,112,000	62,000	(43,000)	26,000	6,157,000	-	6,157,000
	24,037,000	1,265,000	(216,000)	26,000	25,112,000	5,424,000	19,688,000

Level 2:
Municipal Bonds	3,524,000	103,000	-	25,000	3,652,000	-	3,652,000
Corporate Bonds	7,995,000	74,000	(47,000)	58,000	8,080,000	-	8,080,000
	11,519,000	177,000	(47,000)	83,000	11,732,000	-	11,732,000

Total	$66,514,000	$1,442,000	$(263,000)	$109,000	$67,802,000	$36,382,000	$31,420,000

9.	Shared-based Compensation

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the price of the Company’s common stock, dividend yield and the risk-free interest rate. Options outstanding as of September 30, 2014 vest over a period of three years with an expiration term of ten years. The exercise price of these options ranges from $24.26 to $28.81. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each award. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company historically has not issued dividends and therefore does not utilize a dividend yield in the calculation. The weighted average input assumptions used and resulting fair values were as follows:

	2014	2013
Expected life (in years)	6	-
Risk-free interest rate	1.61%	-
Expected volatility	63.15%	-
Dividend yield	-	-

The following table summarizes the stock option activity:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	-	$-
Granted	70,542	26.11
Exercised	-	-
Forfeited	(2,778)	27.16
Outstanding at September 30, 2014	67,764	$26.07	9.10	458,340
Exerciseable at September 30, 2014	5,051	$24.61	7.76	41,517

The weighted-average grant date fair value of options granted was $15.19. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of September 30, 2014 was approximately $0.7 million and is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with terms up to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighed-Average Grant Date Fair Value
Unvested at December 31, 2013	393,532	$24.23
Granted	15,918	28.43
Vested	(85,524)	23.04
Forfeited	(7,333)	28.81
Unvested at September 30, 2014	316,593	$24.93

The total costs of the options and restricted awards vested and charged against income during the three months ended September 30, 2014 and 2013 was $782,000 and $620,000, respectively and $2.4 million and $2.0 million for the nine months ended September 30, 2014 and 2013, respectively. The Company accrued an additional $82,000 and $471,000 for performance awards for the three months ended September 30, 2014 and 2013, respectively and $454,000 and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively. The cost of these awards will depend on the Company’s fiscal 2014 performance and will be finalized and approved at the first Board of Directors meeting in 2015. The current cost recognized is based on the performance that management expects the Company will achieve as of September 30, 2014. The total income tax benefit recognized in the consolidated statements of income for these restricted stock awards was approximately $276,000 and $211,000 for the three months ended September 30, 2014 and 2013, respectively and $849,000 and $602,000 for the nine months ended September 30, 2014 and 2013, respectively. The total tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards for the three months ended September 30, 2014 and 2013 was $12,000 and $224,000, respectively and $51,000 and $322,000 for the nine months ended September 30, 2014 and 2013, respectively. There was approximately $5.5 million of total unrecognized compensation cost related to restricted stock awards as of September 30, 2014. The cost is expected to be recognized over a weighted-average period of approximately 3.1 years.

10.	Business Segments

Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker about how to allocate resources and in assessing performance. The Company has two reportable operating segments: Medifast, and MWCC and Wholesale. The Medifast reporting segment consists of the following distribution channels: Medifast Direct and Take Shape For Life. The MWCC and Wholesale segment includes what is referred to in MD&A as “Medifast Weight Control Centers and Medifast Wholesale Physicians”.

Total assets and operating expense not identified with a specific segment are listed as “Other” and include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance expense related to compliance with NYSE, Sarbanes-Oxley and SEC regulations. Evaluation of the performance of operating segments is based on their respective income from operations before taxes. The accounting policies of the segments are the same as those of the Company. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.

The following tables present segment information for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$63,344,000	$10,648,000	$-	$73,992,000
Cost of Sales	15,865,000	3,211,000	-	19,076,000
Selling, General and Administrative Expense	37,528,000	6,258,000	2,935,000	46,721,000
Depreciation and Amortization	1,853,000	347,000	56,000	2,256,000
Interest(net) and other	12,000	12,000	(930,000)	(906,000)
Income before income taxes	$8,086,000	$820,000	$(2,061,000)	$6,845,000

Segment Assets	$68,724,000	$9,887,000	$36,728,000	$115,339,000

	Three Months Ended September 30, 2013
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$73,324,000	$13,156,000	$-	$86,480,000
Cost of Sales	18,120,000	3,507,000	-	21,627,000
Selling, General and Administrative Expense	44,970,000	8,434,000	1,408,000	54,812,000
Depreciation and Amortization	1,939,000	684,000	69,000	2,692,000
Interest(net) and other	(306,000)	3,000	(226,000)	(529,000)
Income before income taxes	$8,601,000	$528,000	$(1,251,000)	$7,878,000

Segment Assets	$91,370,000	$12,450,000	$44,576,000	$148,396,000

	Nine Months Ended September 30, 2014
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$206,706,000	$34,698,000	$-	$241,404,000
Cost of Sales	51,797,000	10,397,000	-	62,194,000
Selling, General and Administrative Expense	120,552,000	23,116,000	6,163,000	149,831,000
Depreciation and Amortization	5,808,000	1,357,000	167,000	7,332,000
Interest(net) and other	39,000	(1,018,000)	(1,510,000)	(2,489,000)
Income before income taxes	$28,510,000	$846,000	$(4,820,000)	$24,536,000

Segment Assets	$68,724,000	$9,887,000	$36,728,000	$115,339,000

	Nine Months Ended September 30, 2013
	Medifast	MWCC & Wholesale	Other	Consolidated

Revenues	$238,625,000	$40,970,000	$-	$279,595,000
Cost of Sales	58,790,000	10,613,000	-	69,403,000
Selling, General and Administrative Expense	145,028,000	26,058,000	4,626,000	175,712,000
Depreciation and Amortization	5,583,000	2,135,000	194,000	7,912,000
Interest(net) and other	(228,000)	7,000	(677,000)	(898,000)
Income before income taxes	$29,452,000	$2,157,000	$(4,143,000)	$27,466,000

Segment Assets	$91,370,000	$12,450,000	$44,576,000	$148,396,000

11.	Contingencies

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenen”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for defamation, market manipulation and unfair business practices, alleging a scheme of market manipulation of the Company’s common stock by defendants’ for monetary gain, and damaging the business reputation of the Company and its Take Shape For Life division. Bradley T. MacDonald, former Executive Chairman of the Company and a stockholder, joined the lawsuit individually.  The lawsuit seeks $270 million in compensatory damages, punitive damages, and ancillary relief.  In March 2011, the District Court granted in part and denied in part certain Anti-SLAPP Motions to Strike (i.e. motions to dismiss) previously filed by all Defendants.  The Company appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenen in the 9th Circuit Court of Appeals.  Defendant FitzPatrick’s motion was denied as to the Company’s defamation claim, and FitzPatrick appealed that portion of the Court’s ruling.  On June 4, 2014, the Panel of the 9th Circuit Court of Appeals issued a decision, denying FitzPatrick’s appeal and remanding to the District Court for further consideration; reversing the District Court’s decision as to Minkow and remanding for further consideration; denying MacDonald’s appeal in its entirety; and denying the Company’s appeal as to Coenen.  The District Court now has jurisdiction over the matter and has set up a briefing schedule to address the various issues raised by the Ninth Circuit with regard to defendants Minkow and Fitzpatrick.  The case as to Coenan and certain other defendants has been finally dismissed, and the Company is evaluating its options regarding the fee applications submitted by these parties.

12.	Stockholders’ Rights Plan

On August 28, 2014, the Company adopted a stockholders’ rights plan whereby the Board of Directors authorized and declared a dividend distribution of one right for each outstanding share of common stock of the Company to the stockholders of record at the close of business on September 9, 2014. The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events. The rights will expire on August 28, 2015, unless exercised, redeemed, or exchanged prior to that time. The Board of Directors may terminate the rights plan before the expiration date.

13.	Subsequent Events

In October 2014, a franchisee announced the closure of seven centers. The Company is a secondary guarantor for a loan associated with these centers. Upon the triggering event of the Franchisee loan default, the Company may be required to perform under this guarantee resulting in a charge up to $2.0 million.

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

Overview

Medifast, Inc. (“Medifast,” the “Company,” “we,” “us,” or “our”) is engaged in the production, distribution, and sale of weight management products and services and other consumable health and diet products. The Company’s product lines include meal replacements, snacks and supplements and conducts its business through two segments, Medifast, and MWCC and Wholesale. Our products and services are sold to weight loss program participants primarily via the internet, telephone, and brick and mortar clinics. Customers of our independent contractor health coaches (“Health Coaches”) in the Take Shape For Life person-to-person direct sales channel are directed to order our products through either the internet or through the Company’s in-house call center. Our product sales accounted for 97% of our revenues in the first nine months of 2014 and 96% of our revenues in the first nine months of 2013. Program sales in our Medifast Weight Control Center channel accounted for 1% of revenues in the first nine months of 2014 and 2% in the first nine months of 2013. Shipping revenue and other accounted for 2% in the first nine months of 2014 and 2013. Revenue consists primarily of meal replacement food sales. In the first nine months of 2014, total revenue decreased to $241.4 million compared to $279.6 million in the first nine months of 2013, a decrease of $38.2 million or 13.7%. The decline was due to a decrease in revenue in all channels of the Company as detailed below in the “Overview of Results of Operations” section. The Take Shape For Life sales channel accounted for 66.7% of total revenue, Medifast Direct 18.9%, and MWCC and Wholesale segment accounted for 14.4%. See Note 10, “Business Segments” of the notes to the financial statements for a detailed breakout of revenues, profit or loss, and total assets of each of the Company’s business segments.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend, number of active Health Coaches and average monthly revenue generated per health coach in the Take Shape For Life channel, and average same store sales improvement for the Medifast Weight Control Center channel.

In December 2013, the Company closed eight corporate centers and incurred $2.1 million of clinic closure costs included in selling, general and administration expenses. Clinic closure costs are expensed and recognized as a liability at their fair value when incurred. One-time employee severance costs are expensed and recognized as a liability when the plan is finalized by management, approved and committed to by management, and communicated to the employee. Contractual costs that will continue to be incurred (operating leases) are recognized at the cease use date. The fair value of operating lease contracts is determined based on the present value of the remaining lease payments. Other costs associated with closing the clinic or relocating employees are expensed as incurred. As of December 31, 2013, $1.3 million of clinic closure costs are included in accrued expenses. The roll-forward of severance charges and lease payments as of September 30, 2014 is below.

MWCC & Wholesales

Accrued severance charges as of December 31, 2013	$80,000
Payments during the period	(80,000)
Ending balance accrued as of September 30, 2014	$-

Accrued net lease liability as of December 31, 2013	$1,131,000
Payments and settlements during the period	(584,000)
Ending balance as of September 30, 2014	$547,000

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

During the nine months ended September 30, 2014, we did not make any material changes to our critical accounting policies.

Medifast Segment

Medifast Direct – In the direct-to-consumer channel (“Medifast Direct”), customers order Medifast product directly through the Company’s website, www.medifastnow.com or our in-house call center. This business is driven by a multi-media customer acquisition and retention strategy that includes both national and regional television, print, radio, digital advertising, direct mail, and email as well as public relations, word of mouth referrals, and social media initiatives. The Medifast Direct division focuses on targeted marketing initiatives to acquire and retain customers and provides support through its in-house call center and nutrition support team of registered dietitians to better serve its customers.

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

MWCC and Wholesale Segment

Medifast Weight Control Centers – Medifast Weight Control Centers is the brick and mortar clinic channel of Medifast with affiliate-owned locations in Pennsylvania, New Jersey, Delaware, Texas, Florida, Maryland, North Carolina, and Virginia. Jason Properties, LLC, a subsidiary of Medifast had a total of 51 Medifast Weight Control Centers in operation at September 30, 2014. Medifast Weight Control Centers offer a high-touch model including comprehensive Medifast programs for weight loss and maintenance, customized client counseling, an InBodyTM body composition analysis, and monitoring with a BodyGemTM indirect calorimeter that determines resting metabolic rates. Medifast Weight Control Centers conduct local advertising including radio, print, television and web initiatives. The Centers also benefit from the enterprise brand advertising which encourages walk-ins and referrals from their customers and other Medifast business channels.

In 2008, Medifast Franchise Systems, Inc. (“MFSI”), a subsidiary of Medifast, began offering the center model as a franchise opportunity. As of September 30, 2014, MFSI had franchised centers located in Alabama, Arizona, California, Florida, Louisiana, Minnesota, Tennessee, Wisconsin, Maryland, Pennsylvania, Texas and Virginia. As of September 30, 2014, 69 franchise centers were in operation.

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

In January 2013, the Company and Medix, amended their partnership agreement to provide an exclusive 5-year licensing agreement to increase distribution of Medifast meal replacement products and programs beyond Mexico and into Argentina, Bolivia, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Paraguay, Peru, Venezuela, and Uruguay. In September 2013, Medix held the grand opening of the first international Medifast Weight Control Center in Mexico City. Medix now has three Medifast Weight Control Centers open in Mexico with plans to expand. In December 2013, Medix opened the first Medifast Weight Control Center in Bogota, Colombia. In March 2014, Medix acquired 13 Slim Center locations across Mexico City and Guadalajara. This acquisition gives them 12 locations in Mexico City, creating a strong geographic footprint and allows them to integrate complementary weight management brands including Medifast, Slim Center and Medix nutraceuticals. The Slim Center locations are currently selling Medifast products with plans to deploy the Medifast weight loss and maintenance programs in 2015. Including the 4 Medifast Weight Control Centers and the 13 Slim Centers, Medix now has 17 locations in operation in Mexico and Columbia that offer Medifast products. The Company expects this relationship to continue to grow throughout 2014 with the focus on expanding into additional countries and further penetrating the market in established regions.

The Company also expanded its international presence into Canada in March 2014, opening new channels of distribution. Its current sales are through the Medifast Direct and Medical Provider channels, with the long-term goal of expanding other Medifast channels into Canada.

Overview of Results of Operations

	Three Months ended September 30,
	2014	2013	$ Change	% Change

Revenue	$73,992,000	$86,480,000	$(12,488,000)	-14%
Cost of sales	19,076,000	21,627,000	(2,551,000)	-12%
Gross Profit	54,916,000	64,853,000	(9,937,000)	-15%

Selling, general, and administrative costs	48,977,000	57,504,000	(8,527,000)	-15%

Income from operations	5,939,000	7,349,000	(1,410,000)	-19%

Other income
Interest income, net	149,000	167,000	(18,000)	-11%
Other income	757,000	362,000	395,000	109%
	906,000	529,000	377,000	71%

Income before provision for income taxes	6,845,000	7,878,000	(1,033,000)	-13%
Provision for income tax expense	1,990,000	2,205,000	(215,000)	-10%

Net income	$4,855,000	$5,673,000	$(818,000)	-14%

% of revenue

Gross Profit	74.2%	75.0%
Selling, general, and administrative costs	66.2%	66.5%
Income from Operations	8.0%	8.5%

	Nine Months ended September 30,
	2014	2013	$ Change	% Change

Revenue	$241,404,000	$279,595,000	$(38,191,000)	-14%
Cost of sales	62,194,000	69,403,000	(7,209,000)	-10%
Gross Profit	179,210,000	210,192,000	(30,982,000)	-15%

Selling, general, and administrative costs	157,163,000	183,624,000	(26,461,000)	-14%

Income from operations	22,047,000	26,568,000	(4,521,000)	-17%

Other income
Interest income, net	445,000	317,000	128,000	40%
Other income	2,044,000	581,000	1,463,000	252%
	2,489,000	898,000	1,591,000	177%

Income before provision for income taxes	24,536,000	27,466,000	(2,930,000)	-11%
Provision for income tax expense	7,994,000	8,787,000	(793,000)	-9%

Net income	$16,542,000	$18,679,000	$(2,137,000)	-11%

% of revenue

Gross Profit	74.2%	75.2%
Selling, general, and administrative costs	65.1%	65.7%
Income from Operations	9.1%	9.5%

Revenue: Revenue decreased approximately 14.7% and 13.7% to approximately $74.0 million and $241.4 million for the three and nine months ended September 30, 2014, respectively, as compared to approximately $86.5 million and $279.6 million for the three and nine months ended September 30, 2013, respectively. For the three months ended September 30, 2014, the Take Shape For Life sales channel accounted for 67.5% of total revenue, Medifast Direct 18.1%, and MWCC and Wholesale segment 14.4%. For the nine months ended September 30, 2014, the Take Shape For Life sales channel accounted for 66.7% of total revenue, Medifast Direct 18.9%, and MWCC and Wholesale segment 14.4%. In the third quarter of 2014, the Company’s revenue to spend ratio was 17.2-to-1 versus 15.8-to-1 in the third quarter of 2013. Total advertising spend was $4.3 million in the third quarter of 2014 versus $5.5 million in the third quarter of 2013, a decrease of $1.2 million or 21.9%. The year to date revenue to spend ratio for 2014 was 13.5-to-1 compared to 11.9-to-1 for 2013. Total advertising spend year to date in 2014 was $17.9 million compared to $23.5 million for the same period in 2013.

For the three months ended September 30, 2014, Take Shape For Life revenue decreased 11% to $49.9 million compared to $56.2 million in 2013. Revenue declined $16.1 million, 9%, to $160.9 million for the nine months ended September 30, 2014 compared to the prior year. The decline in revenue for Take Shape For Life was driven by a decrease in the number of Health Coaches and revenue per Health Coach along with the accrued impact from the creation of the new BeSlim Club loyalty program. The number of active Health Coaches at the end of the third quarter of 2014 decreased to 10,200 compared with 11,700 during the same period for 2013, a decrease of 13.0%. Active Health Coaches are defined as Health Coaches receiving income from a product sale in the last month of the quarter. The average revenue per health coach per month decreased from $1,650 for the nine months ended September 30, 2013 to $1,565 for the nine months ended September 30, 2014.

Medifast Direct revenue decreased 22% to $13.4 million and 26% to $45.8 million for the three and nine months ended September 30, 2014, respectively, compared to the same period for 2013. Revenues in this channel are driven primarily by targeted customer advertising on-line, across local radio, via email and direct mail campaigns, and by highlighting customer successes in large national publications and on television. New customer acquisition has been challenging and the Company limited marketing spending in the quarter based on lower efficiencies and the desire to optimize profitability. The Company expects to invest additional dollars into marketing, as compared to the fourth quarter of 2013, while continuing to focus on efficient management of those investments.

The MWCC and Wholesale segment experienced revenue decline of 20% and 15% in the three and nine months ended September 30, 2014 compared to the same periods in 2013. The Company closed 11 centers since the first quarter of 2013 and sold a total of 24 centers to franchise partners at the end of the second quarter of 2014, leaving 51 corporate locations in operation. Four franchise centers were closed during the quarter, decreasing the number of locations in operation as of September 30, 2014 to 69. Same store sales for centers open greater than one year decreased by 13% for the nine months ended September 30, 2014 compared to 2013. The decline in revenue for the quarter was driven by the closure of 8 corporate centers in December 2013, the sale of 24 corporate centers, and the Company’s continued focus to improve profitability by creating operational efficiencies, optimizing staffing, and managing expenses contributed to the decrease in same store sales and overall revenues. The year to date decrease was driven to closure of 11 corporate centers over the prior twelve months, the sale of 24 corporate centers, additional expense accrued for the loyalty program, and the Company’s focus to improve profitability. There were 51 centers in the comparative same-store-sales base at September 30, 2014.

Costs of Sales: Cost of sales decreased approximately $2.6 million to $19.1 million and $7.2 million to $62.2 million for the three and nine months ended September 30, 2014 compared to the same periods in 2013. As a percentage of sales, gross margin decreased to 74.2% from 75.0% in the third quarter of 2014 and 74.2% from 75.2% for the first nine months of 2014 versus the prior year. The decrease in gross margin for the periods was primarily due to variances resulting from the decreased manufacturing volume, sales mix changes from the transition of the 24 centers to the franchise model, and the introduction of the several incremental products, such as Flavors of Home, which are sold at a lower margin. The year to date decrease was also caused by the accrual of loyalty program expenses.

Selling, General and Administrative Costs: Selling, general and administrative expenses were $49.0 million and $157.2 million for the three and nine months ended September 30, 2014 compared to $57.5 million and $183.6 in the same periods of 2013. As a percentage of sales, selling, general and administrative expenses decreased to 66.2% versus 66.5% in the third quarter of 2014. For the nine months ended September 30, 2014, selling, general and administrative expenses decreased as a percentage of sales to 65.1% from 65.7% for the same period in 2013. Take Shape For Life commission expense, which is variable based upon product sales, decreased by approximately $4.5 million and $12.4 million for the three and nine months ended September 30, 2014 as TSFL sales declined 11% and 9% compared to the prior year.

Salaries and benefits decreased by approximately $2.5 million in the third quarter of 2014 compared to the same period in 2013 and $5.6 million for the nine months ended September 30, 2014 compared to last year. The decrease for both periods was driven by a decrease in bonuses, salaries and medical insurance expense resulting from improved focus on headcount monitoring and the closure of 11 centers and transition of 24 corporate Medifast Weight Control Centers to franchisees over the prior nine months.

Sales and marketing expense decreased by $0.6 million in the third quarter of 2014 compared to same period in 2013 and $5.1 million for the nine months ended September 30, 2014 compared to the prior period. The decrease is the result of lower advertising spending in both the quarter and year to date compared to the prior year, partially offset by an increase in Take Shape For Life convention related costs. The Company continues to focus on efficiency improvements and balancing sales and marketing expense in an effort to drive profitability.

General expenses increased $0.6 million and decreased $0.9 million for the three and nine months ended September 30, 2014 in comparison to the same periods in 2013. The quarterly increase was driven by an increase in legal fees year-over-year, including $1.6 million in extraordinary expenses resulting from recent 13D filings. The increase was offset by a decrease in consulting fees, insurance expense and rent expense. The decrease in rent was the result of the closure of 11 and sale of 24 corporate centers during the twelve month period. The year to date decrease was driven by a decrease in consulting, accounting, and rent expenses compared to the prior year and a benefit from rent expense settlements with landlords for four of the eight Medifast Weight Control Centers that were closed during the fourth quarter of 2013. These improvements were offset by the increase in legal fees year-over-year. The Company anticipates incurring approximately $0.5 million in additional legal fees in response to the 13D filings during the fourth quarter. Other expenses consisting primarily of depreciation, credit card processing fees, and licenses and fees, decreased by $1.3 million and $2.1 million for the three and nine months ended September 30, 2014. The decrease in expenses for the periods was the result of the Company’s intangible assets becoming fully amortized, the reduction of corporate owned centers, a reduction in revenue, a decrease in the sales taxes paid for by the Company on behalf of the customer, and general improvements in expense control.

Income taxes: In the third quarter of 2014, the Company recorded $2.0 million in income tax expense, an effective rate of 29.1%, compared to $2.2 million in income tax expense, an effective rate of 28.0% in the third quarter of 2013. For the nine months ended September 30, 2014, the Company recorded $8.0 million in income tax expense, an effective tax rate of 32.6%, compared to $8.8 million in income tax expense, an effective tax rate of 32.0% for the nine months ended September 30, 2013. The increase in the effective tax rate for the third quarter of 2014 in comparison to 2013 was primarily due to the reduction of the state effective tax rate that was offset by the decrease in the permanent difference of the manufacturer domestic deduction. The minimal increase in the effective tax rate for the nine months ended September 30, 2014 in comparison to 2013 was mainly due to the impact of the research and development credits that were in effect in 2013, coupled with the reduction in the state effective tax rate. The Company anticipates a full year tax rate of approximately 33-34% in 2014.

Net income: Net income was $4.9 million in the third quarter of 2014 compared to $5.7 million in the third quarter of 2013, a decrease of $0.8 million. For the nine months ended September 30, 2014, net income was $16.5 million compared to $18.7 million in the prior year. Pre-tax profit as a percent of sales increased to 9.3% in the third quarter of 2014 compared to 9.1% in the third quarter of 2013. For the nine months ended September 30, 2014, pre-tax profit as a percent of sales increased to 10.2% compared to 9.8% for the prior year. The improvements in profit despite a 14.7% and 13.7% decrease in revenue quarter-over-quarter and year-over-year, respectively, and the $1.6 million in extraordinary legal and advisory expenses incurred in relation to the recent 13D filings, is a result of the Company’s continued efforts to closely monitor spending as demonstrated in its decrease in selling, general and administrative expenses outlined above. The year-over-year profit improvement is also driven by the gain on the sale of the centers.

Liquidity and Capital Resources

The Company had stockholders’ equity of $82.6 million and working capital of $51.7 million on September 30, 2014 compared with $98.4 million and $64.9 million at December 31, 2013. The $15.9 million net decrease in stockholder’s equity reflects $16.5 million in 2014 profits, significantly offset by the $33.9 million used to purchase shares of the Company’s common stock as well as the other equity transactions outlined in the “Consolidated Statement of Changes in Stockholders’ Equity”. The Company’s cash and cash equivalents position decreased from $36.4 million at December 31, 2013 to $27.6 million at September 30, 2014.

In the nine months ended September 30, 2014 the Company generated cash flow of $24.6 million from operations, partially attributable to $16.5 million in net operating income. Sources of cash of $12.4 million include depreciation and amortization of $7.3 million, share-based compensation of $1.9 million, a $1.9 million decrease in inventory, a $1.0 million decrease in prepaid expenses and other current assets, and a $0.3 million increase in accounts payable and accrued expenses. This was offset by a total use of $4.3 million which includes a deferred income tax benefit of $1.3 million, a $1.1 million increase in accounts receivable, a $1.0 million increase in income taxes, and a $0.9 million realized gain on investment securities.

In the nine months ended September 30, 2014, net cash generated in investing activities was $0.7 million, which was due to $19.7 million for the purchase of investment securities offset by $23.4 million of cash generated by the sale of investment securities and $4.2 million for the purchase of property and equipment offset by $1.2 million of cash generated by the sale of property and equipment.

In the nine months ended September 30, 2014, financing activities used $34.0 million in cash including $33.9 million for the repurchase of shares of the Company’s common stock and $0.2 million for the repayment of capital leases.

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

On August 28, 2014, the Company adopted a stockholders’ rights plan whereby the Board of Directors authorized and declared a dividend distribution of one right for each outstanding share of common stock of the Company to the stockholders of record at the close of business on September 9, 2014. The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events. The rights will expire on August 28, 2015, unless exercised, redeemed, or exchanged prior to that time. The Board of Directors may terminate the rights plan before the expiration date.

The Company evaluates acquisitions from time to time as presented.

Off-Balance Sheet Arrangements

The Company has entered into guarantee agreements with two key franchisee partners in order to support them obtaining additional funding to expand their business into new markets. This is in line with the Company’s long-term strategy of expanding the franchise business utilizing knowledgeable franchise partners.

The first guarantee provides financial coverage for a $1.0 million loan and a $1.0 million line of credit. The variable rate term loan has a 2 year term expiring in September 2015; payment calculations assume a 7 year amortization with a balloon payment due at the end of the term. The line of credit has a two year term expiring in September 2015. In October 2014, the franchisee associated with these loans closed seven centers due to poor performance. Upon the triggering event of the Franchisee loan default, the Company may be required to perform under this guarantee resulting in a charge up to $2.0 million. The Company is a secondary guarantor on the loan and line of credit and therefore has personal recourse against the franchisee owner should it be deemed necessary.

The second guarantee provides financial coverage for a $1.0 million loan and a $0.5 million revolving line of credit. The revolving line of credit is due in full no later than October 2015. The variable rate term loan has a 2 year term expiring in October 2015; payment calculations assume a 7 year amortization with a balloon payment due at the end of the term. The Company is the third guarantor on these loans and has recourse against an another entity owned by the franchisee and the franchisee owner(s) themselves should it be deemed necessary.

SEGMENT RESULTS OF OPERATIONS

	Net Sales by Segment for the three months ended September 30,
	2014		2013
Segments	Sales	% of Total	Sales	% of Total

Medifast	$63,344,000	86%	$73,324,000	85%
MWCC and Wholesale	10,648,000	14%	13,156,000	15%
Total Sales	$73,992,000	100%	$86,480,000	100%

	Net Sales by Segment for the nine months ended September 30,
	2014		2013
Segments	Sales	% of Total	Sales	% of Total

Medifast	$206,706,000	86%	$238,625,000	85%
MWCC and Wholesale	34,698,000	14%	40,970,000	15%
Total Sales	$241,404,000	100%	$279,595,000	100%

Medifast Segment: The Medifast segment consists of the sales from Medifast Direct and Take Shape For Life. As this represents the majority of our business, this is discussed in the Overview of Financial Results above.

The MWCC and Wholesale Segment: The MWCC and Wholesale segment consists of the sales of Medifast Corporate and Franchise Weight Control Centers as well as Medifast Wholesale Physicians. Sales decreased $2.6 million, or 20%, and $6.3 million or 15%, for the three and nine months ended September 30, 2014 as compared to 2013. The decrease in sales for both of the periods was driven by the closure of 11 and sale of 24 corporate centers over the prior twelve months, the accrued impact from the creation of a loyalty program, and the Company’s focus to improve profitability by creating operational efficiencies, optimizing staffing, and managing expenses. The Company had 51 corporate centers and 69 franchise centers in operation as of September 30, 2014 compared to 86 and 36, respectively in 2013.

	Income Before Income Taxes by Segment for the three months ended September 30,
	2014		2013
Segments	Profit	% of Total	Profit	% of Total

Medifast	$8,086,000	118%	$8,601,000	109%
MWCC and Wholesale	820,000	12%	528,000	7%
All Other	(2,061,000)	-30%	(1,251,000)	-16%
Income before income taxes	$6,845,000	100%	$7,878,000	100%

	Income Before Income Taxes by Segment for the nine months ended September 30,
	2014		2013
Segments	Profit	% of Total	Profit	% of Total

Medifast	$28,510,000	116%	$29,452,000	106%
MWCC and Wholesale	846,000	3%	2,157,000	8%
All Other	(4,820,000)	-19%	(4,143,000)	-14%
Income before income taxes	$24,536,000	100%	$27,466,000	100%

Medifast Segment: The Medifast reporting segment consists of the activity of Medifast Direct and Take Shape For Life. This represents the majority of our business and is discussed in the Overview of the Financial Results section above. Also see Note 10, “Business Segments” of the financial statements for a detailed breakout of expenses.

The MWCC and Wholesale Segment: Profitability of this segment increased $0.3 million for the three months ended September 30, 2014, compared to 2013. The improvement was driven by the closure of 11 corporate centers, the transition of 24 centers to the franchise model at the end of the second quarter and the opening of additional franchise centers over the prior twelve months. Profitability decreased $1.3 million for the nine months ended September 30, 2014 compared to 2013. The decline was caused by the decrease in revenue compounded by the accrued impact from the creation of a loyalty program and reduced program sales in comparison to the prior year. These were offset by the opening of additional franchise centers over the prior twelve months, the closure of 11 and sale of the 24 corporate centers at the end of the second quarter, and the Company’s continued focus to optimize spending as a percentage of sales for each corporate center.

The Company had 51 corporate centers and 69 franchise centers in operation as of September 30, 2014 compared to 86 and 36, respectively in 2013.

Other: Other segment consists of income on investments and corporate expenses related to the Company’s operations that are unrelated to a particular operating segment. Corporate expenses include items such as auditors’ fees, attorney’s fees, stock compensation expense and corporate governance expenses related to compliance with NYSE, Sarbanes Oxley, and SEC regulations. See footnote 10, “Business Segments”, for additional detail. Corporate expenses increased $0.8 million and $0.7 million for the three and nine months ended September 30, 2014 compared to the prior year. The changes were primarily driven by increased legal fees.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at September 30, 2014, it estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2013.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2014. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective of the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenen”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for defamation, market manipulation and unfair business practices, alleging a scheme of market manipulation of the Company’s common stock by defendants’ for monetary gain, and damaging the business reputation of the Company and its Take Shape For Life division. Bradley T. MacDonald, former Executive Chairman of the Company and a stockholder, joined the lawsuit individually.  The lawsuit seeks $270 million in compensatory damages, punitive damages, and ancillary relief.  In March 2011, the District Court granted in part and denied in part certain Anti-SLAPP Motions to Strike (i.e. motions to dismiss) previously filed by all Defendants.  The Company appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenen in the 9th Circuit Court of Appeals.  Defendant FitzPatrick’s motion was denied as to the Company’s defamation claim, and FitzPatrick appealed that portion of the Court’s ruling.  On June 4, 2014, the Panel of the 9th Circuit Court of Appeals issued a decision, denying FitzPatrick’s appeal and remanding to the District Court for further consideration; reversing the District Court’s decision as to Minkow and remanding for further consideration; denying MacDonald’s appeal in its entirety; and denying the Company’s appeal as to Coenen.  The District Court now has jurisdiction over the matter and has set up a briefing schedule to address the various issues raised by the Ninth Circuit with regard to defendants Minkow and Fitzpatrick.  The case as to Coenan and certain other defendants has been finally dismissed, and the Company is evaluating its options regarding the fee applications submitted by these parties.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Form 10-K.

Item 5. Other Information

At the outset of the quarter ended September 30, 2014, there were 888,000 shares of the Company’s common stock eligible for repurchase under the repurchase authorization dated December 12, 2013. On September 16, 2014, the Company authorized an additional 1 million shares of common stock to be repurchased.

The following is a summary of our common stock purchases during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2014	-	$-	-	888,000
August 1- August 31, 2014	676,092	$28.76	676,092	211,908
September 1 - September 30, 2014	-	$-	-	1,211,908

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company and amendments thereto incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 10-K filed March 31, 2010.

3.2	Amended and Restated Bylaws of Medifast, Inc. effective June 17, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-3573) filed on June 20, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL C. MACDONALD	November 10, 2014
Michael C. MacDonald
Chief Executive Officer
(principal executive officer )

BY:	/S/ TIMOTHY G. ROBINSON	November 10, 2014
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

