Form 10-K
period 2014-12-31
MEDIFAST INC
filed 2015-03-16
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes  ☐    No   ☒

As of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock (based on the closing sale price of $30.41, as reported by the New York Stock Exchange on such date) held by non-affiliates was approximately $368 million based on the closing price as reported on the New York Stock Exchange.

The number of shares of common stock outstanding as of March 9, 2015 was 12,140,069.

DOCUMENTS INCORPORATED BY REFRENCE

Portions of Registrants proxy statement for its 2015 Annual Meeting of Stockholder’s is incorporated by reference into Part III hereof from portions of the Proxy Statement for the Registrants 2015 Annual Meeting of Stockholders.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2014 Annual Report on Form 10-K (“Report”) contains “forward-looking statements” within the provisions of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or are made in connection with discussions of future operating or financial performance.

Forward-looking statements reflect management’s expectations, beliefs, plans, objectives, goals strategies as of the date of this Report. Although we believe that these forward-looking statements and the underlying assumptions are reasonable, we cannot assure you that they will be correct. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. Some of those factors (in addition to others described elsewhere in this report and in subsequent securities filings) include:

•	health related claims by our customers;
•	the effectiveness of our marketing and advertising programs;
•	adverse publicity associated with our products or sales channels;
•	the departure of one or more key personnel;
•	our ability to continue to develop innovative new services and products;
•	the failure of our services or products to continue to appeal to the market;
•	our ability to protect our brand and other intellectual property rights;
•	product liability claims;
•	disruptions in our supply chain, the impact of existing and future laws and regulations, risks associated with unauthorized penetration of our information security;
•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the projected benefits of such businesses; and
•	overall economic and market conditions and the resultant impact on consumer spending patterns. These factors in addition to others described elsewhere in this Report, including those described under Item 1A-Risk Factors, and in subsequent filings with the Securities and Exchange Commission (the “SEC”), including those set forth in Item 1A of this Report.

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

2

PART I

ITEM 1.  BUSINESS

SUMMARY

Medifast, Inc. (the “Company” or “Medifast”) is a Delaware corporation, incorporated in 1989. The Company’s fiscal year ends December 31 and all references to this year refer to the fiscal year ended December 31, 2014. The Company is engaged in the production, distribution, and sale of weight loss and weight management products and other consumable health and diet products. The Company’s operations are primarily conducted through its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Take Shape For Life, Inc., Jason Enterprises, Inc., Medifast Franchise Systems (“MFSI”), Inc., Jason Properties, LLC, Medifast Nutrition, Inc. and Seven Crondall, LLC. Medifast product lines include weight loss and management, meal replacement, and vitamins. The Company has one modern, Food and Drug Administration (“FDA”)-approved manufacturing facility located in Owings Mills, Maryland.

MARKETS

Over the past 30 years, obesity in the United States has risen dramatically. In 2013, the American Medical Association officially declared obesity a disease and The American Heart Association, the American College of Cardiology, and The Obesity Society recommended that obesity be managed as a chronic disease. Throughout the world, the World Health Organization estimates that approximately 1.9 billion people are overweight. In the United States, over two-thirds of the adult population fall within the overweight or obese categories. According to the Centers for Disease Control and Prevention (“CDC”), over 78 million U.S. adults are obese.

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

According to the CDC, health conditions related to obesity include heart disease, stroke, Type 2 diabetes, and certain types of cancers. Obesity is not an age-specific condition; the CDC showed children and adolescents are also affected. According to the CDC, the prevalence of obesity in children age 6-11 years has doubled and obesity rates have quadrupled in adolescents age 12-19 years in the past 30 years. Approximately 18% of children and 21% of adolescents are obese and are at an increased risk of developing health problems such as high blood pressure, high cholesterol and prediabetes.

According to the study, “Projection of the year 2050 burden of diabetes in the US adult population: dynamic modeling of incidence, mortality, and prediabetes prevalence” published in 2010 in Popular Health, Type 2 diabetes is expected to increase from 1 in 10 adults to between 1 in 3 and 1 in 5 adults between 2010 and 2050.

The primary factors contributing to obesity are well-known: unhealthy food choices and lack of physical activity. Studies completed by the CDC reported Americans incurred $147 billion in costs associated with obesity in 2008 and that average annual medical costs for those who are obese are over $1,400 higher than those of people in normal weight ranges. The U.S. weight loss market itself is estimated to be a $65 billion per year industry, including consumer spending on diet foods, drinks and low-calorie sweeteners; health clubs and workout videos; medically supervised and commercial weight loss programs; children’s weight loss camps; diet books; appetite suppressants and more. According to the Trust for America’s Health and The Robert Wood Johnson Foundation, assuming the current trajectory of trends, approximately half of U.S. adults would be categorized as obese by 2030. The study also estimates that there could be 7.9 million new cases of diabetes each year compared with 1.9 million new cases per year in recent years. The study also notes that there could be 6.8 million new cases of chronic heart disease and stroke per year as compared with 1.3 million new cases per year now. Also according to this study, health conditions related to obesity will result in an additional $66 billion in obesity related medical costs as compared to recent spending estimates of $147 billion per year.

DISTRIBUTION CHANNELS

Medifast Direct – In the direct-to-consumer channel (“Medifast Direct”), customers order Medifast product directly through the Company’s website, www.medifastnow.com or our in-house call center. This business is driven by a multi-media customer acquisition and retention strategy that includes both national and regional television, print, radio, digital advertising, direct mail, and email as well as public relations, word of mouth referrals, and social media initiatives. The Medifast Direct division focuses on targeted marketing initiatives to acquire and retain customers and provides support through its on-line community, MyMedifast, and its in-house call center and nutrition support team of registered dietitians to better serve its customers.

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

Program entrants are encouraged to consult with their primary care physician and a Health Coach to determine the Medifast program that is right for them. Health Coaches are required to become qualified based upon testing of their knowledge of Medifast products and programs. Our Health Coaches provide coaching and support to their clients throughout the weight-loss and weight-maintenance process. Health Coaches are qualified based upon testing of their knowledge of Medifast products and programs. Most new Health Coaches are introduced to the opportunity by an existing Health Coach. The vast majority of new Health Coaches started as weight-loss clients of a Health Coach, had success on the Medifast program, and became a Health Coach to help others through the weight-loss process.

Health Coaches are compensated on product sales referred to the Company. Health Coaches can earn compensation under the Integrated Compensation Plan in two ways:

•	Commissions: The primary way a Health Coach is compensated is through earning commissions on product sold. Health Coaches earn commissions by referring product sales through their own replicated website or through the Company’s in-house call center. The clients of Health Coaches are responsible for ordering and paying for products, and their order is shipped directly from the Company to the client’s home or designated address. Our Health Coaches do not handle payments and are not required to purchase or store products in order to receive a commission. In addition, Health Coaches do not receive a commission on their own personal product orders. Health Coaches pay the same price for products as their clients. The Company pays retail commissions to qualified Health Coaches on a weekly basis.
•	Bonuses: Health Coaches are offered several bonus opportunities, including client support bonuses, certification bonuses, team growth bonuses, generation bonuses, elite leadership bonuses, consistency bonuses, client acquisition bonuses, and assist bonuses. The purposes of these bonuses are to reward Health Coaches for successfully referring product sales to the Take Shape For Life network, and to incentivize Health Coaches to further support and develop other Health Coaches within their network. Health Coaches are encouraged to reach full integration at their appropriate business level (Health Coach, Business Coach, Business Leader). An Integrated Health Coach is rewarded for their higher level of performance by receiving higher earning potential for the bonuses outlined below. The Company pays bonuses on a monthly basis to qualified Health Coaches.

o	Client Support bonuses are paid to Health Coaches who have at least $1,200 in frontline product sales to either clients or personally sponsored Health Coaches. These are incremental bonuses based on each Health Coach’s frontline product sales performance.
o	Certification bonus are paid to Health Coaches who have purchased the Center for Obesity Prevention and Education (COPE) online certification course, completed the course work and passed a final examination. This bonus is earned on all frontline product sales starting in the month certification status is obtained.
o	Team growth bonuses are paid to Health Coaches who have at least five ordering clients per month and who have generated over $1,200 in group product sales per month. Monthly growth bonuses are incremental bonuses that enable Health Coaches to earn income on product orders placed by clients and/or Health Coach teams within their network.
o	Generation bonuses are paid to Health Coaches who qualify as an “Executive Director” and have one or more Health Coaches in their business who have achieved the rank of Executive Director. An “Executive Director” is a Health Coach who has obtained five Qualifying Points. “Qualifying Points” are points earned for every $1,200 in frontline product sales generated or every qualified Senior Coach team. A “Senior Coach” is a Health Coach who generates at least $1,200 a month in group product sales from a combination of at least five personally enrolled, ordering clients, and/or Health Coaches, Health Coach teams, or a combination of both.
o	Elite leadership bonuses are paid to Health Coaches who qualify as an Executive Director and have three or more Health Coaches in their business who have achieved the rank of Executive Director.
o	Consistency bonuses are paid to Health Coaches who are certified and maintain frontline product sales and/or qualified Senior Coach team performance with order consistency month after month. Health Coaches who generate at least $2,000 or more in frontline product sales for three consecutive months are paid a Health Coach consistency bonus. Certified Health Coaches who maintain at least $6,000 in frontline product sales, at least $15,000 in group product sales, and qualify five Senior Coach teams for three consecutive months are paid a Fully Integrated Business Coach Consistency Bonus.
o	The client acquisition bonuses are paid to new Health Coaches who develop five frontline clients and generate $1,000 in frontline product sales within their first 30 calendar days in Take Shape For Life program.
o	The assist bonuses are paid to Health Coaches who assist a newly sponsored Health Coach attain the Client acquisition bonus.

Health Coaches do not earn a commission or bonus when they recruit a new Health Coach into the Take Shape For Life network. Fees paid by new Health Coaches for start-up materials are at the Company’s approximate cost.

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

Franchise Medifast Weight Control Centers – Franchise Medifast Weight Control Centers is the brick and mortar clinic channel of Medifast. In 2014, the Company sold 41 corporate centers to existing franchise partners and closed the remaining 34 corporate centers.

In 2008, MFSI, a subsidiary of Medifast, began offering the Center model as a franchise opportunity. MFSI currently has franchised centers located in Arizona, California, Louisiana, Minnesota, Maryland, Pennsylvania, Texas, Virginia and Wisconsin. As of December 31, 2014, 73 franchise locations were in operation.

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

MFSI’s franchise strategy depends on our franchisees’ active involvement in, and management of, Medifast Weight Control Center operations. Candidates are reviewed for appropriate operational experience and financial stability, including specific net worth and liquidity requirements. Upon execution of the Franchise and Development Agreements, franchisees are required to promptly select sites for the Centers, each of which are subject to MFSI’s approval.

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

Medifast Wholesale – Since 1980, over 20,000 doctors have recommended Medifast products and programs to their patients as a medically-proven solution to control their weight and improve their health. Medifast medical provider practices carry an inventory of wholesale products and resell them to patients while providing appropriate medical monitoring, testing, and support to ensure healthy weight loss.

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

In 2014, the Company began piloting an online offering that features a resource center that gives Medifast medical providers access to the most current product and program material to support their patients and their business. In addition to opening up the opportunity for our current Medifast medical providers to incorporate an e-commerce solution into their Medifast offering, they now have access to online training, news and tips from Medifast, and customizable marketing material to help them reach more patients via our wholesale healthcare channel.

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

In January 2013, the Company and Medix, amended their agreement to provide an exclusive 5-year licensing agreement to increase distribution of Medifast meal replacement products and programs beyond Mexico and into Argentina, Bolivia, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Paraguay, Peru, Venezuela, and Uruguay. In September 2013, Medix held the grand opening of the first international Medifast Weight Control Center in Mexico City. Medix now has four weight control centers open in Mexico with plans to expand. In December 2013, Medix opened the first Medifast Weight Control Center in Bogota, Colombia. In March 2014, Medix acquired 13 Slim Center locations across Mexico City and Guadalajara. This acquisition gives them 12 locations in Mexico City, creating a strong geographic footprint and allows them to integrate complementary weight management brands including Medifast, Slim Center and Medix nutraceuticals. The Slim Center locations are currently selling Medifast products with plans to deploy the Medifast weight loss and maintenance programs in 2015. Including the 4 Medifast Weight Control Centers and the 13 Slim Centers, Medix now has 17 locations in operation in Mexico that offer Medifast products. The Company expects this relationship to continue to grow throughout 2015 with the focus on expanding into additional countries and further penetrating the market in established regions.

The Company also expanded its international presence into Canada in March 2014, opening new channels of distribution. Our current sales are through the Medifast Direct and Medifast medical provider channels, with the long-term goal of expanding other Medifast channels into Canada.

SEASONALITY

The Company's weight management products and programs have historically been subject to seasonality. Traditionally the holiday season impacts the fourth quarter with fewer sales of diet control products and services. January and February generally show increases in sales, as these months are considered the commencement of the “diet season.”

THE MEDIFAST® BRAND

Medifast enriches lives by providing clinically proven weight loss, weight management, and health living products and programs. Medifast offers clinically proven products and programs for weight management, weight maintenance, healthy living and long-term health through multiple channels of distribution. Medifast products are high-quality, portion-controlled meal-replacement foods.

The Medifast Program is suitable for individuals with Type 2 diabetes and offers products with a nutritionally balanced formulation. Portion-controlled, meal-replacement weight-management programs are continuing to gain popularity, as consumers search for a safe and effective solution that provides balanced nutrition, effective weight loss, and valuable behavior-modification education.

SCIENTIFIC ADVISORY BOARD

Medifast has a Scientific Advisory Board that consists of a multi-disciplinary, international panel that serves as the foundation for scientifically-valid, consumer-centric, high quality innovations for lasting health. Its mission is to help guide Medifast in making informed decisions regarding medical, nutritional, and scientific matters by providing expertise and information on research and emerging trends.

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

COMPETITION

There are various weight loss products and programs within the highly competitive weight-loss industry. These include a wide variety of commercial weight-loss programs, pharmaceutical products, books, self-help diets, dietary supplements, appetite suppressants, and meal replacements. Medifast’s identified peers and competitors in the general health and wellness diet industry include NutriSystem Inc., Herbalife Ltd., USANA Health Sciences, and Weight Watchers International, Inc. The Company believes that it competes effectively in the weight-loss industry and differentiates itself from the competition.

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

Another primary differentiator is the Company’s unique multi-channel distribution strategy, which provides varying support modalities, and broadens the availability of the Medifast brand by targeting a customer’s individual needs. Medifast medical providers offer Medifast products and programs to patients in their practice and utilize wholesale sales. Medifast Direct serves customers through the Medifast website and call center with a free online community, various online support tools, along with free access to registered dietitians and certified personal trainers. The Take Shape For Life division offers the personal support of a Health Coach that is often a person who has achieved success with Take Shape For Life and has turned their success into a business opportunity. Medifast Weight Control Centers offer a supervised and structured model for customers who prefer more accountability and personalized counseling including body analysis and metabolic rate reviews as part of the ongoing program. Medifast programs utilize meal replacements as part of a structured meal plan that clinical research has shown to be an effective way to lose and maintain weight loss over time.

PRODUCTS

Originally developed by a physician, Medifast has been on the cutting edge in the development of nutritional and weight-management products since the Company was founded. The Company offers a variety of weight loss, weight management products, and healthy living products under the Medifast®, Thrive by Medifast, Optimal Health by Take Shape For Life, and Essential 1® brands and for select private label customers. The Medifast meal replacement line includes more than 70 options, including, but not limited to bars, bites, pretzels, puffs, cereal crunch, drinks, eggs, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups. The Thrive by Medifast and Optimal Health by Take Shape For Life lines include a variety of specially formulated bars, shakes, and smoothies for those who are maintaining their weight for long-term healthy living.

Medifast nutritional products are formulated with high-quality, low-calorie, and low-fat ingredients. Medifast meals are individually portioned, calorie- and carbohydrate-controlled meal replacements that share a similar nutritional “footprint” and provide a balance of protein and good carbohydrates, including fiber. Medifast meal replacements are also fortified to contain 24 vitamins and minerals, as well as other nutrients essential for good health.

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

NEW PRODUCTS

Medifast expanded its product line in 2014 by introducing the most new products in the Company’s history. New introductions include meal replacements, Flavors of Home Meals, Thrive by Medifast & Optimal Healthy by Take Shape For, Flavor Infusers, Energy Drops, Snacks, Sleep & Stress, and Fitness & Tracking . Medifast identifies opportunities to expand its product line by regularly surveying its customer base and studying industry and consumer trends. This allows Medifast to introduce new, high quality products that meet consumer demand.

MARKETING

In 2014, Medifast continued to build and leverage its core Medifast brand through multiple marketing strategies for each of our distinct distribution channels: Medifast Direct, Medical Wholesale, Medifast Weight Control Centers, and Take Shape For Life to their target audiences. Customer acquisition and retention strategies include national and regional advertising across television, online properties, print publications, direct mailings, email campaigns, radio, and sponsorships. In addition, the Company executed strategic public relations efforts to secure local and national editorial placements to raise brand awareness. Medifast and Take Shape For Life have also developed a comprehensive social media strategy utilizing Facebook, Twitter, YouTube, blogger endorsements, and more. These mediums were used to target new customers by stressing Medifast's simple, safe, and effective approach to weight loss and management and long term optimal health. Many of these programs were also utilized to reactivate, encourage and support existing customers and Coaches. Medifast continued to enhance all company websites and launched an entirely overhauled digital dashboard and mobile application.

MANUFACTURING

Jason Pharmaceuticals, Inc., the Company’s wholly owned subsidiary, manufactures and produces approximately 43% of Medifast products in their manufacturing facility in Owings Mills, Maryland. The Company purchased the plant in July 2002 and increased production capacity with additional investments in blending and packaging equipment in the past two years. The new equipment has significantly improved the Company's production capability, while also improving overall efficiencies. The raw materials utilized in the manufacturing of the Company’s products are sourced from multiple suppliers within the United States. The remaining 57% of Medifast products are manufactured by third party vendors in accordance with Medifast proprietary formulas and manufacturing standards. The Owings Mills manufacturing facility is regulated and inspected by the FDA, the USDA and the Maryland State Department of Health and Mental Hygiene. It is certified as a Safe Quality Food Program (SQF) Level 2 facility compliant with the Global Food Safety Initiative.

GOVERNMENTAL REGULATION HISTORY

The formulation, processing, packaging, labeling, marketing, advertising and selling of the Company's products are subject to regulation by federal, state and local agencies. Products must comply with the Federal Food Drug and Cosmetic Act, the Food Safety Modernization Act, the Federal Trade Commission Act, State Consumer Protection laws and several other federal, state and local statutes and regulations applicable in localities in which the company products are made or are sold.

The FDA and USDA and State and local Health departments are the major agencies whose regulatory mission is to assure that products are made using approved: ingredients, manufacturing procedures and testing to ensure that Safe Quality products are delivered to consumers. The Federal Trade Commission (“FTC”) has principal regulatory control over the Company’s advertising and trade practices, its enforcement powers are aimed at protecting the consumer from being deceived by unfair marketing and trading practices.

The Federal Trade Commission (“FTC”) has principal regulatory control over the Company’s advertising. To the extent that sales of foods and nutritional supplements may constitute improper trade practices or endanger the safety of consumers, the operations of the Company are subject to the regulations and enforcement powers of the FTC, and the Consumer Product Safety Commission. In 2012, a subsidiary of the Company entered into a consent decree with the FTC regarding certain statements in the Company’s advertising for its weight-loss programs. See Note 8, “Contingencies”.

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

EMPLOYEES

As of December 31, 2014, the Company’s subsidiaries employed 579 full-time employees, of whom 213 were engaged in manufacturing, logistics, and supply chain support, and 366 in marketing, administrative, Medifast Weight Control Centers, call center and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company. All employees are employed by either Jason Pharmaceuticals, Inc. or Jason Properties, LLC.

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

AVAILABLE INFORMATION

Our principal office is located at 3600 Crondall Lane, Owings Mills, Maryland 21117. Our telephone number at this office is (410) 581-8042. Our corporate website is located at http://www.medifastnow.com . Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of The Exchange Act are also available free of charge on our website, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. The information contained on our corporate website is not a part of and is not incorporated by reference in this Report.

CERTIFICATIONS

The Company’s Chief Executive Officer and Chief Financial Officer have filed their certifications as required by the SEC regarding the quality of the Company’s public disclosure for each of the periods ended during the Company’s fiscal year ended December 31, 2014 and the effectiveness of internal control over financial reporting as of December 31, 2014. Further, the Company’s Chief Executive Officer has certified to the New York Stock Exchange (“NYSE”) that he is not aware of any violation by the Company of the NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE listing standards.

QUARTERLY RESULTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2014
Revenue	$79,233,000	$74,732,000	$69,017,000	$62,303,000
Gross Profit	57,924,000	55,574,000	50,734,000	44,975,000
Income from continuing operations before income taxes	9,930,000	10,094,000	7,508,000	4,161,000
Income from continuing operations	6,545,000	6,619,000	5,281,000	2,584,000
Net Income	5,967,000	5,720,000	4,855,000	(3,361,000)
Earnings per share from continuing operations- diluted	0.49	0.50	0.42	0.21
Earnings (loss) per common share- diluted	0.45	0.44	0.39	(0.28)

2013
Revenue	$87,007,000	$88,297,000	$78,477,000	$70,273,000
Gross Profit	64,856,000	65,568,000	58,217,000	51,925,000
Income from continuing operations before income taxes	9,170,000	11,334,000	8,772,000	9,767,000
Income from continuing operations	6,246,000	7,381,000	6,311,000	7,197,000
Net Income	5,933,000	7,073,000	5,673,000	5,290,000
Earnings per share from continuing operations	0.45	0.53	0.45	0.53
Earnings per common share- diluted	0.43	0.51	0.41	0.39

Earnings per common share (sometimes referred to as “EPS”) is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per common share may not equal the total computed for the year.

ITEM 1A. RISK FACTORS

In evaluating the Company, the following risk factors in addition to all other information in this Report should be considered carefully when reading this Report. If any of the events described below occurs, the Company’s business financial condition and operating results could be materially and adversely affected. Additional risks and uncertainties also may adversely affect our business and operations including those discussed in Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. If any of the following events actually occur, our business and financial results could be materially adversely affected.

We may be subject to health related claims from our customers.

A customer that suffers health problems may allege that the Medifast program contributed to the ailment. The Company is not currently the subject of any such claims; however, we would defend ourselves vigorously against such claims. Regardless of the ultimate outcome, such claims could reduce our brand image and customer loyalty and defending against such claims would be costly and could adversely affect our results of operations and financial condition.

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

Our Health Coaches are independent contractors and, accordingly, we are not in a position to directly provide the same oversight as we would if Health Coaches were our own employees. As a result, there can be no assurance that our Health Coaches will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our health coach policies and procedures despite our internal compliance efforts.

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

Extensive federal, state and local laws regulate our business, products and direct selling program. While we have implemented health coach policies and procedures designed to govern their conduct and to protect the trademarks and brand of the Company, it can be difficult to enforce these policies and procedures because of the large number of Health Coaches and their statuses as independent contractors. Violations by our independent Health Coaches of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our Health Coaches.

The loss of key personnel could adversely affect our ability to operate and result in a negative financial condition.

Certain key personnel oversee integral components of our Company. Although we do not anticipate the departure of any key employees including but not limited to the executive management team, we cannot guarantee their tenure indefinitely. Our future success depends to a significant degree on the skills, experience and efforts of our key executive officers. The loss of the services of any of these individuals could harm our business. If any of our key executive officers left the business could be harmed.

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

We rely heavily on our vendors to provide quality raw materials for us to utilize in our on-site manufacturing processes. Any disruption in the availability of these materials could potentially interrupt our ability to provide certain products to customers in a timely manner. Also certain products are currently manufactured through a third party. The availability of these products is prone to fluctuations dependent on the manufacturer’s ability to secure and produce a quality product that meets our standards. Our inability to secure products in a timely manner could cause loss of revenue, loss of customers, and damage to our brand.

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

We manufacture approximately 43% of the products sold to our customers. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Owings Mills, Maryland. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, or results of operations. We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. Our manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by us that could have a material adverse effect on our business, financial condition, or results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations, and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities, or of satisfying new legal requirements could have a material adverse effect on our business, financial condition, or results of operations.

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

If our advertising is extremely successful and our Take Shape For Life division sees a large uptick in recruitment, we may be unable to handle the growth from an operational perspective. Increasing demands on our infrastructure could cause long hold times in the call center as well as delays on our website. In addition, there could be delays in order processing, packaging and shipping. We could run out of a majority of our inventory if growth exceeded our production capacity. If these difficulties are encountered in a period of hyper-growth then our operating results could suffer.

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

Our ability to influence the control of our joint ventures may be limited by contract or otherwise. In addition, we may not be able to influence the occurrence or timing of distributions from our joint ventures. If any of the other investors in a joint venture fails to observe its commitments, the joint venture may not be able to operate according to its business plan or we may be required to increase our level of commitment. The interests of our joint venture partners may differ from ours, and they may cause such entities to take actions which are not in our best interest. If we are unable to maintain our relationships with our joint venture partners, we could lose our ability to operate in the geographies and/or markets in which they operate, which could have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

In Owings Mills, Maryland, the Company owns a 49,000 square-foot manufacturing facility and leases two buildings which serve as corporate headquarters which are set to expire on August 31, 2016 and October 31, 2017. The Company owns a 119,000 square-foot distribution facility in Ridgley, Maryland and leases a second distribution center in Dallas, Texas which includes a call center, and is set to expire on March 31, 2018. Both distribution facilities give the Company adequate product distribution capacity for the foreseeable future. The Company owns a 3,000 square-foot conference and training facility in Ocean City, Maryland. The Company leases a raw materials warehouse in Arbutus, Maryland that expires in May 2018. The Company also has 77 leases for what were its corporate owned Medifast Weight Control Centers throughout eight states; Texas, Florida, Maryland, Pennsylvania, Delaware, New Jersey, North Carolina and Virginia. The 77 leases include 3 agreements for centers that were closed in December 2013 and 34 agreements for centers that were closed in December 2014 that the Company is in the process of negotiating lease terminations or sublease arrangements, if possible. The remaining 40 agreements are for centers that were sold to franchise partners during 2014 and the Company entered into sublease agreements with the franchisees. All corporate leases range in terms from one to ten years.

ITEM 3. LEGAL PROCEEDINGS

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenen”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for defamation, market manipulation and unfair business practices, alleging a scheme of market manipulation of Medifast stock for Defendants’ for monetary gain, and damaging the business reputation of Medifast and its Take Shape For Life division. Bradley T. MacDonald, former Executive Chairman of Medifast and a stockholder, joined the lawsuit individually.  The lawsuit seeks $270 million in compensatory damages, punitive damages, and ancillary relief.  In March 2011, the District Court granted in part and denied in part certain Anti-SLAPP Motions to Strike (i.e. motions to dismiss) previously filed by all Defendants.  The Company appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenen in the 9th Circuit Court of Appeals.  Defendant FitzPatrick’s motion was denied as to the Company’s defamation claim, and FitzPatrick appealed that portion of the Court’s ruling.  On June 4, 2014, the Panel of the 9th Circuit Court of Appeals issued a decision, denying FitzPatrick’s appeal and remanding to the District Court for further consideration; reversing the District Court’s decision as to Minkow and remanding for further consideration; denying MacDonald’s appeal in its entirety; and denying Medifast’s appeal as to Coenen.  On September 26, 2014, the District Court obtained jurisdiction of the case once again and the parties set a briefing schedule on the outstanding issues remanded by the Ninth Circuit. Coenen filed a motion for attorneys’ fees, which Medifast has opposed. That motion is now fully-briefed and currently remains sub judice. Medifast has been engaged in settlement discussions with Minkow and FitzPatrick. There is a status conference with the District Court scheduled for March 20, 2015.

Medifast entered into a number of Franchise Agreements with Team Wellness, Inc. and Team Wellness Louisiana, LLC for the operation of Medifast centers in the States of Alabama, Tennessee, and Louisiana. The primary owner and representative of the Team Wellness companies personally guaranteed the companies’ obligations.

Team Wellness, Inc. failed  to make payments required under the terms of a Loan Agreement that Team Wellness, Inc. had entered into with Bank of America and for which Medifast provided a limited guarantee. As a result, Medifast served Team Wellness, Inc. with a Notice of Default and Opportunity to Cure. After Team Wellness, Inc. failed to cure and pay the outstanding amounts, Medifast served Team Wellness, Inc. with a Notice of Termination.

When the companies and the guarantor failed to pay the monies owed or comply with their post-termination obligations, Medifast filed a lawsuit against the guarantor and the companies in the United States Federal Court for the District of Maryland. The complaint seeks damages, enforcement of the termination of the Franchise Agreements, and an injunction ordering the defendants to comply with their post-termination obligations under the Franchise Agreements. The matter is in its initial stages.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is quoted under the symbol MED. The common stock is traded on the New York Stock Exchange. The following is a list of the low and high closing prices by fiscal quarters for 2014 and 2013:

	2014
	Low	High
Quarter Ended March 31, 2014	24.23	29.57
Quarter Ended June 30, 2014	28.88	34.08
Quarter Ended September 30, 2014	26.15	34.98
Quarter Ended December 31, 2014	29.39	33.79

	2013
	Low	High
Quarter Ended March 31, 2013	22.26	28.10
Quarter Ended June 30, 2013	22.23	29.32
Quarter Ended September 30, 2013	24.85	28.88
Quarter Ended December 31, 2013	23.31	27.49

Holders

There were approximately 125 record holders of the common stock as of March 9, 2015. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

No dividends on common stock were declared by the Company during 2014 or 2013. The Company has not and does not plan to declare dividends in the foreseeable future.

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

Stock Repurchase Program

At the outset of the quarter ended December 31, 2014, there were 1,211,908 shares of the Company’s common stock eligible for repurchase under the repurchase authorization dated September 16, 2014.

No repurchases were made during the fourth quarter of 2014.

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

	12/09	12/10	12/11	12/12	12/13	12/14

Medifast, Inc.	100.00	94.44	44.87	86.30	85.45	109.71
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	138.33	191.27	150.62	254.91	162.84

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

	2014	2013	2012	2011	2010
(In thousands, except per share data)
Revenue	$285,285	$324,054	$318,571	$272,467	$239,440
Income from Operations	30,246	38,410	27,140	33,768	28,881
Income from Continuing Operations before Income Taxes	31,693	39,043	28,356	34,067	28,933

Basic EPS from continuing operations	$1.66	$1.97	$1.34	$1.63	$1.28
Basic EPS	1.04	1.74	1.16	1.33	1.39
Diluted EPS from continuing operations	1.65	1.96	1.34	1.60	1.23
Diluted EPS	1.03	1.73	1.16	1.31	1.35

Total Assets	$115,910	$132,650	$130,251	$105,665	$94,059
Current Portion of long-term debt and capital lease facilities	232	222	528	1,426	944
Total long-term debt and capital leases	242	474	3,809	4,251	4,855

Weighted average shares outstanding
Basic	12,670	13,774	13,722	13,965	14,082
Diluted	12,778	13,818	13,740	14,198	14,573

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our significant accounting policies are described in Note 2 to the consolidated financial statements.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management considers the following accounting policies to be the most critical in preparing our consolidated financial statements. These critical accounting policies have been discussed with our Audit Committee, as appropriate.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the twelve months ended December 31, 2014 and 2013, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2010.

Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of December 31, 2014 and 2013 were $290,000 and $525,000, respectively.

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

Background:

The Company is engaged in the production, distribution, and sale of weight loss and weight management products and other consumable health and diet products. The Company’s product lines include weight loss and weight management, meal replacements, and vitamins. Our product sales accounted for 98% of our revenues in 2014 and 2013. Shipping revenue and other accounted for 2% of revenue in 2014 and 2013.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend and the number of active Health Coaches and average monthly revenue generated per health coach in the Take Shape For Life channel.

In 2014, the Company exited the MWCC corporate center model by selling 41 centers to existing franchise partners (24 centers were sold in June 2014 and the remaining 17 centers were sold in December 2014) and closing the remaining 34 corporate centers. The assets, liabilities, operating results, and cash flows of the MWCC corporate center channel have been presented separately as discontinued operations in the Consolidated Financial Statements for all periods presented.

CONSOLIDATED RESULTS OF OPERATIONS

2014 COMPARISON WITH 2013

Overview of the Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013

	Twelve Months Ended December 31,
	2014	2013	$ Change	% Change

Revenue	$285,285,000	$324,054,000	$(38,769,000)	-12%
Cost of sales	76,078,000	83,488,000	(7,410,000)	-9%
Gross Profit	209,207,000	240,566,000	(31,359,000)	-13%

Selling, general, and administrative costs	178,961,000	202,156,000	(23,195,000)	-11%

Income from operations	30,246,000	38,410,000	(8,164,000)	-21%

Other income
Interest income, net	716,000	509,000	207,000	41%
Other income	731,000	124,000	607,000	490%
	1,447,000	633,000	814,000	129%

Income from continuing operations before income taxes	31,693,000	39,043,000	(7,350,000)	-19%
Provision for income tax expense	10,664,000	11,908,000	(1,244,000)	-10%

Income from continuing operations	21,029,000	27,135,000	(6,106,000)	-23%
Loss from discontinued operations, net of tax	(7,848,000)	(3,166,000)	(4,682,000)	148%
Net income	$13,181,000	$23,969,000	$(10,788,000)	-45%

% of revenue

Gross Profit	73.3%	74.2%
Selling, general, and administrative costs	62.7%	62.4%
Income from Operations	10.6%	11.9%

Revenue: Revenue decreased to $285.3 million in 2014 compared to $324.1 million in 2013, a decrease of $38.8 million. The Take Shape For Life sales channel accounted for 72.5%, the Medifast Direct channel accounted for 20.0%, the Franchise Medifast Weight Control Centers channel accounted for 5.4%, and the Medifast Wholesale channel accounted for 2.1% of total revenue. The year to date revenue to spend ratio for continuing operations for 2014 was 16.8-to-1 compared to 14.7-to-1 for 2013. Total advertising spend, inclusive of broker fees, for continuing operations was $17.0 million in 2014 compared to $22.1 million in 2013.

Take Shape For Life revenue decreased 10% to $206.7 million in 2014 compared with $228.7 million in 2013. The decline in revenue for Take Shape For Life was driven by a decrease in the number of active Health Coaches and revenue per Health Coach along with the accrued impact from the creation of the new BeSlim Club loyalty program. The number of active Health Coaches at the end of 2014 decreased to 9,300 compared with 10,500 during the period a year ago, a decrease of 11%. The average revenue per Health Coach per month decreased to $1,524 in 2014 from $1,605 in 2013. Approximately half of the decrease of the Health Coach count is due to having less pay periods used in the calculation versus the number of pay periods used in the prior year.

Medifast Direct Sales revenue decreased 24% to $57.2 million as compared with $75.5 million in 2013, a decrease of $18.3 million. Revenues in this channel are primarily driven by targeted customer advertising on-line, across local radio, via email and direct mail campaigns, and by highlighting customer successes in large national publications and on television. The Company experienced lower marketing efficiencies and new customer acquisition during the year; and therefore, reduced marketing spending to optimize profitability. The Company’s decision to reduce spending impacted the year-over-year revenue for the channel. As compared to 2013, the Company increased fourth quarter spending in an effort to drive 2015 sales.

Franchise Medifast Weight Control Centers channel revenue increased 1% year-over-year, with revenue of $15.4 million in 2014 compared to $15.3 million in 2013. 73 franchise centers were in operation as of December 31, 2014, including 19 corporate centers that were transitioned in June 2014 and 17 corporate centers that were transitioned in December 2014. 17 Franchise centers were closed during 2014, including 5 centers transitioned to the franchise model in June 2014 and 7 centers opened during 2014. There were 41 franchise centers in operation as of December 31, 2013. The increase in revenue was driven by the conversion of corporate centers over to Franchise Centers offset by franchise center closures as well as a decrease in sales of franchise centers open greater than one year.

Medifast Wholesale revenue increased 30%, or $1.4 million, to $6.0 for the year ended December 31, 2014 compared to $4.6 million for the year ended December 31, 2013. The increase was driven by a reallocation of internal sales resources to improve revenue in the channel for both domestic and international customers.

Costs of Sales: Cost of sales decreased $7.4 million in 2014 to $76.1 million as compared to $83.5 million in 2013. As a percentage of sales, gross margin decreased from 74.2% in 2013 to $73.3% in 2014, which was the result of increased year-over-year product costs primarily driven by a reduction in manufacturing volumes.

Selling, General and Administrative Costs: Selling, general and administrative expenses decreased by $23.2 million compared to 2013. As a percentage of sales, selling, general and administrative expenses increased to 62.7% versus 62.4% in 2013. Included in selling general and administrative costs for 2014 are $2.6 million in extraordinary legal expenses resulting from recent 13D filings and a $2.0 million accrual for a franchise loan default guaranteed by Medifast. Excluding these items, selling, general, and administrative expense as a percentage of sales would have been 61.1%, a decrease of 130 basis points compared to 2013.

Take Shape For Life commission expense, which is variable based upon product sales, decreased by approximately $15.6 million, or 15.4% as a result of a new compensation plan introduced in late 2013 and a 10% decrease in sales for the channel.

Salaries and benefits decreased by approximately $3.5 million in 2014 as compared to 2013. The year-over-year decrease was driven by reductions in bonuses, salaries, and medical expenses resulting from the Company’s continued focus on headcount. These improvements were partially offset by an increase in stock compensation expense.

Sales and marketing expense decreased by $5.1 million in 2014 as compared to the prior year as a result of lower advertising expenses. The Company continues to focus on efficiency improvements and balancing sales and marketing expense in an effort to drive profitability. The Company increased year-over-year fourth quarter revenue spending in an effort to drive 2015 sales.

General expenses increased $3.0 million in 2014 as compared to 2013. The year-over-year change was driven by a $2.0 million accrual relating to a default on a franchise loan guaranteed by Medifast and an increase in legal expenses, inclusive of $2.6 million in extraordinary expenses resulting from recent 13D filings. These were partially offset by a decrease in information technology consulting fees.

Other expenses consisting primarily of depreciation and credit card processing fees, decreased by $1.7 million. The decrease in expenses for the period was the result of a reduction in credit card fees due to reduced revenues and the final settlement of Voluntary Disclosure Agreement’s (VDA) accrued in 2012 and issued in 2013.

Income taxes: In 2014, the Company recorded $10.7 million in income tax expense, an effective rate of 33.6%. In 2013, the Company recorded $11.9 million in income tax expense, an effective rate of 30.5%. The increase in the effective tax rate in 2014 over 2013 was a result of benefits realized in 2013 from research and development credits of $0.5 million that were retroactive to 2012, as well as realizing benefits of $0.8 million from extensive state income tax restructuring (to take advantage of apportionment methodology) which also related to prior years. As a manufacturing entity based in Maryland, in 2013 the Company adopted the single sales factor apportionment method in addition to claiming new state jobs credits and research and development credits. The Company anticipates a tax rate of approximately 33 – 34% in 2015.

Income from continuing operations: Income from continuing operations was $21.0 million in 2014 as compared to $27.1 million in 2013, a decrease of $6.1 million. Income from operations decreased by $8.2 million, or 21%, versus 2013 with the percent of sales decreasing to 10.6% in 2014 as compared to 11.9% in 2013. The year-over-year decrease in profitability was primarily driven by the 11.9% reduction in sales coupled with an increase in product costs, a $1.8 million after tax extraordinary legal and advisory expenses incurred in relation to the recent 13D filings and a $1.3 million after tax accrual relating to a default on a franchise loan guaranteed by Medifast. These negative impacts to profits were partially offset by the Company’s continued efforts to closely monitor spending as demonstrated in the decrease in selling, general, and administrative expenses outlined above.

Loss from discontinued operations: In 2014, the Company exited the MWCC corporate center model by selling 41 centers to existing franchise partners (24 centers were sold in June 2014 and the remaining 17 centers were sold in December 2014) and closing the remaining 34 corporate centers. Loss from discontinued operations was $7.8 million in 2014 as compared to $3.1 million in 2013, a decrease of $4.7 million. The year-over-year decrease includes the $8.6 million pre-tax, $5.2 million after-tax, charge for the closure of 34 centers in December 2014. This charge includes $0.6 million for one-time termination benefits, $4.4 million for closed clinic lease obligations, $3.3 million for impaired assets, and $0.5 million in other facility related closure costs. These exit activity costs were partially offset by a gain of $0.2 million on the sale of centers.

Net income: Net income was $13.2 million in 2014 compared to $24.0 million in 2013. The year-over-year change was driven by the factors described above in the explanations for income from continuing operations and loss from discontinued operations.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with GAAP, the Company provides certain non-GAAP financial measures. The Company’s 2014 non-GAAP financial measures of adjusted net income and adjusted diluted earnings per share exclude the charges the Company incurred in relation to the franchise loan default guaranteed by Medifast, the extraordinary legal expenses in connection with the 13D filings. The 2012 non-GAAP financial measures exclude the non-tax deductible FTC settlement as well as the charge taken to accrue for sales tax exposures. Because all of these charges are unique events, not directly related to the Company’s normal operations, the Company believes these non-GAAP financial measures may help investors better understand and compare our operating results and trends by eliminating this component.

The reconciliations of these non-GAAP financial measures are as follows:

	Years Ended December 31,
	2014	2013	2012

Income from operations	$30,246,000	$38,410,000	$27,140,000
Adjustments
Franchise loan guarantee accrual	1,980,000	-	-
Legal expenses- 13D	2,597,000	-	-
Sales Tax Expense Accrual	-	-	3,256,000
FTC Settlement Expense	-	-	3,700,000
Adjusted Income from operations	$34,823,000	$38,410,000	$34,096,000

	Years Ended December 31,
	2014	2013	2012

Income from continuing operations	$21,029,000	$27,135,000	$18,442,000
Adjustments
Franchise loan guarantee accrual	1,342,000	-	-
Legal expenses- 13D	1,761,000	-	-
Sales Tax Expense Accrual	-	-	2,026,000
FTC Settlement Expense	-	-	3,700,000
Adjusted income from continuing operations	$24,132,000	$27,135,000	$24,168,000
Loss on discontinued operations, net of tax	(7,848,000)	(3,166,000)	(2,566,000)
Adjusted Net Income	$16,284,000	$23,969,000	$21,602,000

Diluted earnings per share from continuing operations	$1.65	$1.96	$1.34
Impact for adjustments	0.24	-	0.41
Adjusted diluted earnings per share continuing operations	$1.89	$1.96	$1.75
Diluted Loss per share from discontinued operations	$(0.62)	$(0.23)	$(0.18)
Adjusted diluted earnings per share	$1.27	$1.73	$1.57

The weighted-average diluted shares outstanding used in the calculation of theses non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Excluding the impact of the $2.0 million franchise loan guarantee and the $2.6 extraordinary legal expenses in connection with the 13D filings, income from operations for the year ended December 31, 2014, decreased $3.6 million to $34.8 million from $38.4 million for the year ended December 31, 2013. Adjusted income from continuing operations for the year ended December 31, 2014 decreased to $24.1 million from income from continuing obligations of $27.1 million for the year ended December 31, 2013. Adjusted net income for the year ended December 31, 2014 decreased to $16.3 million from net income of $24.0 million for the year ended December 31, 2013. Adjusted diluted earnings per share from continuing operations for the year ended December 31, 2014 decreased to $1.89 as compared to diluted earnings per of $1.96 for the same period in 2013. Adjusted diluted earnings per share for the year ended December 31, 2014 decreased to $1.27 as compared to adjusted diluted earnings per share of $1.73 for the same period in 2013.

Contractual Obligations and Commercial Commitments

The Company has the following contractual obligations as of December 31, 2014:

	2015	2016	2017	2018	2019	Total

Operating Leases (a)	$1,352,000	$1,128,000	$676,000	$84,000	$-	$3,240,000
Operating Leases for Closed MWCC Centers (b)	1,490,000	1,288,000	574,000	178,000	35,000	3,565,000
Operating Leases for Sold MWCC Centers (c)	1,629,000	1,217,000	717,000	226,000	36,000	3,825,000
Capital Leases (d)	248,000	248,000	-	-	-	496,000

Total contractual obligations	$4,719,000	$3,881,000	$1,967,000	$488,000	$71,000	$11,126,000

(a)	The Company has operating leases in place for leased corporate offices, our Texas Distribution center, our raw materials warehouse, and the Company’s printers.
(b)	The Company has 24 operating leases in place that extend beyond December 31, 2015 for closed Medifast Corporate Weight Control Centers. The Company is actively seeking to reach lease termination agreements on these obligations.
(c)	The Company has 32 operating leases in place that extend beyond December 31, 2015 for previously Medifast Corporate Weight Control Centers sold to franchise partners. The Company remains named on the leases, however the obligations have been subleased to the franchisees.
(d)	We lease large commercial printers for our printing operations that are accounted for as capital leases, these obligations are detailed in Note 7 of the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company had stockholders’ equity of $80.5 million and working capital of $55.0 million on December 31, 2014 compared with $98.4 million and $64.9 million at December 31, 2013, respectively. The $17.9 million net decrease in stockholder’s equity reflects $13.2 million in 2014 profits significantly offset by the $33.9 million used to purchase shares of the Company’s common stock as well as other equity transactions as outlined in the “Consolidated Statement of Changes in Stockholders’ Equity”. The Company’s cash and cash equivalents position decreased from $36.4 million at December 31, 2013 to $24.5 million at December 31, 2014.

In the year ended December 31, 2014 the Company generated cash flow of $27.3 million from continuing operations, partially attributable to $21.0 million in income from continuing operations. Cash provided by operating activities of $14.1 million include depreciation and amortization of $8.1 million, share-based compensation of $3.9 million, a decrease in inventory of $1.8 million, and deferred income taxes of $0.3 million. This was offset by cash used by operating activities of $7.7 million which includes a $5.2 million increase in prepaid income taxes, a net realized gain on investment securities of $0.8 million, an increase in accounts receivable of $0.7 million, an increase in prepaid expenses and other current assets of $0.3 million, a decrease in accounts payable and accrued expenses of $0.4 million and an increase in other long-term assets of $0.3 million.

Net cash used in operating activities from discontinued operations was $1.8 million including loss from discontinued operations of $7.8 million. Cash provided by operating activities from discontinued operations totaled $9.1 million and include depreciation and amortization of $1.6 million, $3.3 million for the impairment of fixed assets, an increase in accounts payable and accrued expenses of $3.1 million, a decrease in inventory of $0.4 million, a decrease in prepaid expenses and other current assets of $0.4 million, a decrease in accounts receivable of $0.2 million, and a decrease of $0.1 million in other long-term assets. Non-cash benefits include $3.1 million of deferred income benefit.

In the year ended December 31, 2014, net cash used in investing activities from continuing operations was $3.5 million, which was due to $26.1 million for the purchase of investment securities offset by $29.6 million of cash generated by the sale of investment securities and $7.0 million for the purchase of property and equipment. Net cash provided by investing activities from discontinued operations was $1.0 million, which was the cash generated by the sale of property and equipment.

In the year ended December 31, 2014, financing activities from continuing operations used $34.9 million in cash. Cash was used to purchase $33.9 million of treasury stock in the open market, to repurchase shares to cover employee taxes of $1.2 million, and to repay $0.2 million in capital leases. The Company realized a cash benefit for excess tax benefits from share-based compensation in the amount of $0.3 million. As of December 31, 2014, there are 1,211,908 shares of the Company’s common stock eligible for repurchase under the repurchase authorization dated September 16, 2014.

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

The first guarantee provides financial coverage for a $1.0 million loan and a $1.0 million line of credit. The variable rate term loan has a 2 year term expiring in September 2015; payment calculations assume a 7 year amortization with a balloon payment due at the end of the term. The line of credit has a two year term expiring in September 2015. The franchisee associated with these loans has failed to pay the monthly obligations and the Company expects to be required to perform under this guarantee and has accrued a charge of $2.0 million as of December 31, 2014. The Company is a secondary guarantor on the loan and line of credit and has pursued personal recourse against the franchise owner.

The second guarantee provides financial coverage for a $1.4 million loan. The variable rate term loan has a 2 year term expiring in October 2015; payment calculations assume a 7 year amortization with a balloon payment due at the end of the term. The Company is the third guarantor on these loans and has recourse against another entity owned by the franchisee and the franchisee owner(s) themselves should it be deemed necessary. As of March 10, 2015, the franchisee has an outstanding balance of $0.1 million on the loan.

CONSOLIDATED RESULTS OF OPERATIONS

2013 COMPARISON WITH 2012

Overview of the Twelve Months Ended December 31, 2013 Compared to Twelve Months Ended December 31, 2012

	Twelve Months Ended December 31,
	2013	2012	$ Change	% Change

Revenue	$324,054,000	$318,571,000	$5,483,000	2%
Cost of sales	83,488,000	82,662,000	826,000	1%
Gross Profit	240,566,000	235,909,000	4,657,000	2%

Selling, general, and administrative costs	202,156,000	208,769,000	(6,613,000)	-3%

Income from operations	38,410,000	27,140,000	11,270,000	42%

Other income
Interest income, net	509,000	304,000	205,000	67%
Other income	124,000	912,000	(788,000)	-86%
	633,000	1,216,000	(583,000)	-48%

Income from continuing operations before income taxes	39,043,000	28,356,000	10,687,000	38%
Provision for income tax expense	11,908,000	9,914,000	1,994,000	20%

Income from continuing operations	27,135,000	18,442,000	8,693,000	47%
Loss from discontinued operations, net of tax	(3,166,000)	(2,566,000)	(600,000)	23%
Net income	$23,969,000	$15,876,000	$8,093,000	51%

% of revenue

Gross Profit	74.2%	74.1%
Selling, general, and administrative costs	62.4%	65.5%
Income from Operations	11.9%	8.5%

Revenue: Revenue increased to $324.1 million in 2013 compared to $318.6 million in 2012, an increase of $5.5 million. The Take Shape For Life sales channel accounted for 70.6%, the Medifast Direct channel accounted for 23.3%, the Franchise Medifast Weight Control Centers channel accounted for 4.7% and the Medifast Wholesale channel accounted for 1.4% of total revenue. The year to date revenue to spend ratio for 2013 for continuing operations was 14.7-to-1 compared to 11.7-to-1 for 2012. Total advertising spend, inclusive of broker fees, was $22.1 million in 2013 compared to $27.2 million in 2012.

Take Shape For Life revenue increased 6% to $228.7 million in 2013 compared with $216.1 million in 2012. Growth in revenues for the channel was driven by pricing resulting from our revised discount structure. The number of active Health Coaches at the end of 2013 increased to 10,500 compared with 10,200 during the period a year ago, an increase of 3%. “Active Health Coaches” are defined as Health Coaches receiving income from a product sale in the last month of the quarter. The average revenue per Health Coach per month decreased to $1,605 in 2013 from $1,635 in 2012.

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

Franchise Medifast Weight Control Centers revenue increased 7% to $15.3 million in 2013 compared to $14.3 million in 2012. Six franchise centers were opened in 2013, for a total of forty-one centers as of December 31, 2013 driving the year-over-year increase in revenue.

Medifast Wholesale revenue increased 21% to $4.6 million in 2013 compared with $3.8 million in 2012; which resulted from improved customer relationships and education of the Medifast products and programs, driving an increase in volumes.

Costs of Sales: Cost of sales increased $0.8 million in 2013 to $83.5 million as compared to $82.7 million in 2012 which is primarily the result of higher shipping expenses. As a percentage of sales, gross margin increased from 74.1% in 2012 to 74.2%.

Selling, General and Administrative Costs: Selling, general and administrative expenses decreased by $6.6 million compared to 2012. As a percentage of sales, selling, general and administrative expenses were reduced to 62.4% versus 65.5% in 2012.

Two non-recurring items recorded in 2012 contributed to $7.0 million of the improvement in expenses. The FTC settlement recorded in the second quarter of $3.7 million as well as the recording of a sales tax accrual of $3.3 million recorded in the fourth quarter. The focus of sales tax on internet based remote sellers has gained momentum in many states. Because of this, combined with the desire of the Company to create symmetry among all sales channels, we have re-aligned our position to be more consistent with other major internet sellers and will now be collecting and remitting sales tax in all states that impose sales or use taxes. In order to mitigate the financial impact on any prior year activity, the Company is taking advantage of voluntary disclosure agreements with various states.

Take Shape For Life commission expense, which is variable based upon product sales, increased by approximately $4.5 million as Take Shape For Life sales grew 6% compared to 2012. Take Shape For Life Health Coaches are independent contractors who are paid commissions on product sales referred to the Company. Health Coaches earn commissions by referring product sales through a personalized Company-owned replicated website or through the Company’s in-house call center. The clients of Health Coaches are responsible for order and payment of product and their order is shipped directly to their home or designated address. Health Coaches are not required to purchase product in order to receive a commission. In addition, Health Coaches do not receive a commission on their personal product orders.

Salaries and benefits decreased by approximately $0.5 million in 2013 as compared to 2012. The decrease was driven by a reduction in bonuses and medical expenses year-over-year. The cost savings were partially offset by the hiring of and increased salaries for key technical and executive positions.

Sales and marketing expense decreased by $5.8 million in 2013 as compared to the prior year as a result of lower advertising expenses and a reduction in conference and tradeshow expenses for the Take Shape For Life channel. The Company continues to balance marketing expenses to deliver a strong bottom line.

Exclusive of the effect of the non-recurring FTC settlement in 2012, general expenses decreased $0.2 million in 2013 as compared to 2012. The savings were driven by a decrease in information technology consulting fees.

Other expenses consisting primarily of depreciation and credit card processing fees, decreased by $0.4 million. The decrease was driven by the $3.2 million sales tax accrual in 2012 compared to $0.9 million in 2013, partially offset by a $1.7 million increase in licenses and fees.

Income taxes: In 2013, the Company recorded $11.9 million in income tax expense, an effective rate of 30.5%. In 2012, the Company recorded $9.9 million in income tax expense, an effective rate of 35.0%. Excluding the $3.7 million FTC settlement, the effective tax rate for 2012 would have been 30.9%. The decrease in the effective tax rate was a result of research and development credits effective January 1, 2013, applicable retroactively to 2012 activity. In both years, the Company benefited from extensive state income tax restructuring to take advantage of apportionment methodology.  As a manufacturing entity based in Maryland, the Company adopted the single sales factor apportionment method in addition to claiming new state jobs credits and research & development credits.

Income from continuing operations: Income from continuing operations was approximately $39.0 million in 2013 as compared to approximately $28.4 million in 2012, an increase of $10.6 million. Income from operations as a percent of sales increased to 11.9% in 2013 as compared to 8.5% in 2012. The increase in profitability in 2013 was primarily a result of the 2012 settlement charge of $3.7 million with the FTC, the 2012 $3.3 million charge to accrue for sales tax exposure, the 2012 $0.4 million accelerated compensation for the Executive Chairman of the Board, and the Company’s overall focus to reduce expenses during 2013 in order to improve profitability. These items were offset by the 2012 key man insurance proceeds. Excluding the impact of the 2012 FTC settlement and sales tax accrual, income from operations for 2012 would have been $34.1 million, or 10.7% of sales.

Loss from discontinued operations: Loss from discontinued operations was $3.2 million in 2013 versus $2.6 million in 2012, a decrease of $0.6 million. The decrease in profit was driven by a 14% year-over-year decrease in sales partially offset by reduced advertising spend as a percentage of sales for each corporate center and savings from the staffing re-alignment completed in the first quarter of 2012.

Net income: Net income was $24.0 million in 2013 compared to $15.9 million in 2012. The year-over-year increase was driven by the factors described above in the explanations for income from continuing operations and loss from discontinued operations.

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

We are exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at December 31, 2014, we estimate that the fair value of our investment portfolio would decline by an immaterial amount and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

ITEM 8. FINANCIAL STATEMENTS

The information required by this item is set forth on pages 32 to 51 hereto and incorporated by reference herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ending December 31, 2014.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective as of December 31, 2014.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, was audited by McGladrey LLP, our independent registered public accounting firm, as stated in their report appearing below.

Changes in our Internal Control

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Medifast, Inc.

We have audited Medifast, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of the Company and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP

Baltimore, Maryland

March 16, 2015

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report

(a)	1.	Financial Statements

See Index to the Consolidated Financial Statements on page 32 of this Report

2.	Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3.	Exhibits

Reference is made to the Exhibit Index on page 52 of this Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Report.

MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Medifast, Inc.

We have audited the consolidated balance sheets of Medifast, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medifast, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP

Baltimore, Maryland

March 16, 2015

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2014 and 2013

	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$24,459,000	$36,382,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $354,000 and $564,000	1,650,000	942,000
Inventory	15,735,000	17,537,000
Investment securities	28,185,000	31,420,000
Income taxes, prepaid	5,099,000	-
Prepaid expenses and other current assets	2,875,000	2,526,000
Deferred tax assets	3,727,000	1,957,000
Current assets of discontinued operations	184,000	1,190,000
Total current assets	81,914,000	91,954,000

Property, plant and equipment - net	33,477,000	34,476,000
Other assets	497,000	231,000
Long-term assets of discontinued operations	22,000	5,989,000

TOTAL ASSETS	$115,910,000	$132,650,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,854,000	$22,230,000
Income taxes payable	-	99,000
Current maturities of capital leases	232,000	222,000
Current liabilities of discontinued operations	4,858,000	4,550,000
Total current liabilities	26,944,000	27,101,000

Other liabilities:
Capital leases, net of current portion	242,000	474,000
Deferred tax liabilities	5,492,000	6,659,000
Long-term liabilities of discontinued operations	2,756,000	-
Total liabilities	35,434,000	34,234,000

Stockholders' Equity:
Preferred stock, $.001 par value (1,500,000 authorized, no shares issued and outstanding)	-	-
Common stock; par value $.001 per share; 20,000,000 shares authorized; 12,365,690 and 13,143,309 issued 12,075,764 and 13,115,642 issued and outstanding	12,000	13,000
Additional paid-in capital	1,132,000	-
Accumulated other comprehensive income	435,000	703,000
Retained earnings	78,897,000	97,700,000
Total stockholders' equity	80,476,000	98,416,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$115,910,000	$132,650,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012

Revenue	$285,285,000	$324,054,000	$318,571,000
Cost of sales	76,078,000	83,488,000	82,662,000
Gross Profit	209,207,000	240,566,000	235,909,000

Selling, general, and administrative	178,961,000	202,156,000	208,769,000

Income from operations	30,246,000	38,410,000	27,140,000

Other income
Interest and dividend income, net	716,000	509,000	304,000
Other income	731,000	124,000	912,000
	1,447,000	633,000	1,216,000

Income from continuing operations before income taxes	31,693,000	39,043,000	28,356,000
Provision for income taxes	10,664,000	11,908,000	9,914,000

Income from continuing operations	21,029,000	27,135,000	18,442,000
Loss from discontinued operations, net of tax	(7,848,000)	(3,166,000)	(2,566,000)
Net income	$13,181,000	$23,969,000	$15,876,000

Basic earnings per share
Earnings per share from continuing operations	$1.66	$1.97	$1.34
Loss per share from discontinued operations	$(0.62)	$(0.23)	$(0.18)
Earnings per share	$1.04	$1.74	$1.16

Diluted earnings per share
Earnings per share from continuing operations	$1.65	$1.96	$1.34
Loss per share from discontinued operations	$(0.62)	$(0.23)	$(0.18)
Earnings per share	$1.03	$1.73	$1.16

Weighted average shares outstanding -
Basic	12,670,387	13,774,083	13,721,997
Diluted	12,778,277	13,817,693	13,739,824

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012

Net income	$13,181,000	$23,969,000	$15,876,000
Other comprehensive income, net of tax
Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	207,000	257,000	269,000
Adjustment for net (gains)/losses realized and included in net income, net of tax	(475,000)	(107,000)	(112,000)
Total change in unrealized (gains)/losses on marketable securities, net of tax	(268,000)	150,000	157,000

Other comprehensive income (loss)	(268,000)	150,000	157,000

Comprehensive income	$12,913,000	$24,119,000	$16,033,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2014, 2013, and 2012

	Number of Shares Issued	Par Value $0.001 Amount	Additional Paid- In Capital	Retained Earnings	Accumulated other comprehensive income	Treasury Stock	Total
Balance, December 31, 2011	15,510,185	$16,000	$36,076,000	$60,658,000	$396,000	$(23,744,000)	$73,402,000

Share-based compensation, net of shares repurchased for employee taxes			2,850,000				2,850,000
Share-based compensation tax benefit			1,265,000				1,265,000
Restricted shares issued to executives and directors	15,770						-
Treasury stock purchases						(2,764,000)	(2,764,000)
Net income				15,876,000			15,876,000
Net change in unrealized gain on investments					157,000		157,000

Balance, December 31, 2012	15,525,955	$16,000	$40,191,000	$76,534,000	$553,000	$(26,508,000)	$90,786,000

Shares issued to executives	16,163
Share-based compensation, net of shares repurchased for employee taxes			3,209,000				3,209,000
Share-based compensation tax benefit			383,000				383,000
Treasury stock purchases						(20,081,000)	(20,081,000)
Treasury stock retirement	(2,398,809)	(3,000)	(43,783,000)	(2,803,000)		46,589,000	-
Net income				23,969,000			23,969,000
Net change in unrealized gain on investments					150,000		150,000

Balance, December 31, 2013	13,143,309	$13,000	$-	$97,700,000	$703,000	$-	$98,416,000

Shares issued to executives and directors	349,473
Share-based compensation, net of shares repurchased for employee taxes			2,766,000				2,766,000
Share-based compensation tax benefit			275,000				275,000
Treasury stock purchases						(33,894,000)	(33,894,000)
Treasury stock retirement	(1,127,092)	(1,000)	(1,909,000)	(31,984,000)		33,894,000	-
Net income				13,181,000			13,181,000
Net change in unrealized gain on investments					(268,000)		(268,000)

Balance, December 31, 2014	12,365,690	$12,000	$1,132,000	$78,897,000	$435,000	$-	$80,476,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013 & 2012

	2014	2013	2012
Cash flows from operating activities:
Net income	$13,181,000	$23,969,000	$15,876,000
Loss from discontinued operations, net of tax	(7,848,000)	(3,166,000)	(2,566,000)
Income from continuing operations	21,029,000	27,135,000	18,442,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	8,052,000	7,901,000	8,385,000
Realized gain (loss) on investment securities, net	(771,000)	(74,000)	2,000
Share-based compensation	3,918,000	3,209,000	2,850,000
Deferred income taxes	286,000	428,000	(598,000)
(Gain)/loss on disposal of fixed assets	(29,000)	392,000	100,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(708,000)	87,000	(389,000)
Inventory	1,802,000	2,615,000	(734,000)
Prepaid expenses and other current assets	(349,000)	204,000	(810,000)
Other assets	(318,000)	746,000	155,000
Accounts payable and accrued expenses	(376,000)	(1,427,000)	8,974,000
Income taxes	(5,198,000)	972,000	4,561,000
Net cash provided by operating activities- continuing operations	27,338,000	42,188,000	40,938,000
Net cash provided by (used in) operating activities- discontinued operations	(1,802,000)	172,000	(674,000)
Net cash provided by operating activities	25,536,000	42,360,000	40,264,000
Cash Flow from Investing Activities:
Sale of investment securities	29,636,000	14,359,000	8,109,000
Purchase of investment securities	(26,080,000)	(25,355,000)	(8,390,000)
Purchase of property and equipment	(7,024,000)	(11,386,000)	(8,127,000)
Net cash used in investing activities- continuing operations	(3,468,000)	(22,382,000)	(8,408,000)
Net cash provided by (used in) investing activities- discontinued operations	950,000	(220,000)	(3,256,000)
Net cash used in investing activities	(2,518,000)	(22,602,000)	(11,664,000)
Cash Flow from Financing Activities:
Repayment of long-term debt and capital leases	(222,000)	(3,641,000)	(1,444,000)
Decrease in note receivable	52,000	26,000	18,000
Net shares repurchased for employees taxes	(1,152,000)	-	-
Excess tax benefits from share-based compensation	275,000	383,000	1,265,000
Purchase of treasury stock	(33,894,000)	(20,081,000)	(2,764,000)
Net cash used in financing activities- continuing operations	(34,941,000)	(23,313,000)	(2,925,000)
Net cash used in financing activities- discontinued operations	-	-	-
Net cash used in financing activities	(34,941,000)	(23,313,000)	(2,925,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,923,000)	(3,555,000)	25,675,000
Cash and cash equivalents - beginning of the period	36,382,000	39,937,000	14,262,000
Cash and cash equivalents - end of period	$24,459,000	$36,382,000	$39,937,000

Supplemental disclosure of cash flow information:
Interest paid	$131,000	$57,000	$123,000
Income taxes paid	$12,721,000	$9,983,000	$4,093,000

Supplemental disclosure of non cash activity:
Capitalized lease additions	$-	$-	$104,000

The accompanying notes are an integral part of these consolidated financial statements.

Medifast, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

1. Nature of the Business

Medifast, Inc. (the “Company” or “Medifast”) is a Delaware corporation, incorporated in 1989. The Company’s operations are primarily conducted through seven of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Take Shape For Life, Inc., Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Medifast Nutrition, Inc. and Seven Crondall, LLC. The Company is engaged in the production, distribution, and sale of weight loss and weight management products and other consumable health and diet products. Medifast, Inc.’s product lines include weight loss and management, meal replacement, and vitamins. The Company has one modern, Food and Drug Administration (“FDA”) approved facility in Owings Mills, Maryland.

The Company is engaged in the manufacturing and distribution of Medifast branded and private-label weight loss and weight management products and other consumable health and diet products. These products are sold through various channels of distribution, including the internet, call center, independent health advisors, medical professionals, franchise weight loss clinics, and direct consumer marketing supported via the phone and internet. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.

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

Reclassification – Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation. No reclassification in the consolidated financial statements had a material impact on the presentation except for the reclassifications of discontinued operations as a result of the sale and closure of the Medifast Corporate Weight Control Centers.

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

We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of December 31, 2014 and 2013 was $290,000 and $525,000, respectively.

Allowances for doubtful accounts are based primarily on an analysis of aged accounts receivable balances and the credit worthiness of our customers as determined by credit checks and analysis, as well as customer payment history. The allowance for doubtful accounts as of December 31, 2014 and 2013 was $64,000 and $122,000, respectively.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the years ending December 31, 2014 and 2013, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2010.

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

Advertising Costs - Advertising costs are expensed as incurred, except for the preparation, layout, design and production of advertising costs which are expensed when the advertisement is first used. Advertising expense for continuing operations, excluding broker fees, for the years ended December 31, 2014, 2013, and 2012, amounted to $17 million, $21 million, and $26 million, respectively.

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

Revenue Recognition - Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid prior to shipping. Medifast Weight Control Centers program fees were recognized over the estimated service period.

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

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended December 31:

	2014	2013	2012
Numerator:
Income from continuing operations	$21,029,000	$27,135,000	$18,442,000
Loss from discontinued operations	(7,848,000)	(3,166,000)	(2,566,000)
Net income	$13,181,000	$23,969,000	$15,876,000

Denominator:
Weighted average shares of common stock outstanding	12,670,387	13,774,083	13,721,997
Effect of dilutive common stock equivalents	107,890	43,610	17,827

Weighted average shares of common stock outstanding	12,778,277	13,817,693	13,739,824

EPS:
Basic earnings per share
Earnings per share from continuing operations	$1.66	$1.97	$1.34
Loss per share from discontinued operations	$(0.62)	$(0.23)	$(0.18)
Earnings per share	$1.04	$1.74	$1.16

Diluted earnings per share
Earnings per share from continuing operations	$1.65	$1.96	$1.34
Loss per share from discontinued operations	$(0.62)	$(0.23)	$(0.18)
Earnings per share	$1.03	$1.73	$1.16

The calculation of diluted earnings per share excluded 62,713 options outstanding for the year ended December 31, 2014 that could potentially dilute base earnings per share in the future. No options were excluded from the calculation for years ended December 31, 2013 and 2012.

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

Recent Accounting Pronouncements

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information, except for Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requires the Company to recognize revenue for the transfer of goods or services to customers for the amount the Company expects to be entitled in exchange for those goods or services. The Company will be required to identify the contract, identify the relevant performance obligations, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize the revenue when the entity satisfies a performance obligation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. Management is currently evaluating the effect that the provisions of ASU 2014-12 will have on the Company’s financial statements.

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. The Company elected early option of the pronouncement and accounted for the discontinued operations of the Medifast Corporate Weight Control Center channel in accordance with these guidelines.

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

The following table represents cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities as of December 31, 2014 and 2013:

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$23,894,000	$-	$-	$-	$23,894,000	$23,894,000	$-

Level 1:
Money Market Accounts	565,000	-	-	-	565,000	565,000	-
Mutual Funds	10,733,000	63,000	(129,000)	-	10,667,000	-	10,667,000
Corporate Equity Securities	3,408,000	695,000	(31,000)	-	4,072,000	-	4,072,000
Government & Agency Securities	4,559,000	49,000	(5,000)	15,000	4,618,000	-	4,618,000
	19,265,000	807,000	(165,000)	15,000	19,922,000	565,000	19,357,000

Level 2:
Municipal Bonds	3,652,000	78,000	(7,000)	28,000	3,751,000	-	3,751,000
Corporate Bonds	5,022,000	29,000	(12,000)	38,000	5,077,000	-	5,077,000
	8,674,000	107,000	(19,000)	66,000	8,828,000	-	8,828,000

Total	$51,833,000	$914,000	$(184,000)	$81,000	$52,644,000	$24,459,000	$28,185,000

	December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$30,958,000	$-	$-	$-	$30,958,000	$30,958,000	$-

Level 1:
Money Market Accounts	5,424,000	-	-	-	5,424,000	5,424,000	-
Mutual Funds	7,887,000	127,000	(164,000)	-	7,850,000	-	7,850,000
Corporate Equity Securities	4,614,000	1,076,000	(9,000)	-	5,681,000	-	5,681,000
Government & Agency Securities	6,112,000	62,000	(43,000)	26,000	6,157,000	-	6,157,000
	24,037,000	1,265,000	(216,000)	26,000	25,112,000	5,424,000	19,688,000

Level 2:
Municipal Bonds	3,524,000	103,000	-	25,000	3,652,000	-	3,652,000
Corporate Bonds	7,995,000	74,000	(47,000)	58,000	8,080,000	-	8,080,000
	11,519,000	177,000	(47,000)	83,000	11,732,000	-	11,732,000

Total	$66,514,000	$1,442,000	$(263,000)	$109,000	$67,802,000	$36,382,000	$31,420,000

The Company had realized gains of $771,000 and $74,000 for the years ended December 31, 2014 and 2013, respectively, and a realized loss of $2,000 for the year ended December 31, 2012.

4. INVENTORY

Inventories consisted of the following at December 31, 2014 and 2013:

	2014	2013
Raw Materials	$4,410,000	$5,381,000
Packaging	920,000	757,000
Non-food Finished Goods	1,108,000	855,000
Finished Goods	9,689,000	10,809,000
Reserve for Obsolete Inventory	(392,000)	(265,000)
	$15,735,000	$17,537,000

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31, 2014 and 2013:

	2014	2013
Land	$650,000	$650,000
Building and leasehold improvements	13,346,000	12,391,000
Equipment and fixtures	59,501,000	53,347,000
Vehicle	149,000	155,000
	$73,646,000	$66,543,000
Less accumulated depreciation and amortization	40,169,000	32,067,000
Property, plant and equipment- net	$33,477,000	$34,476,000

Depreciation and amortization expense for continuing operations for the years ended December 31, 2014, 2013 and 2012 was $8,052,000, $7,810,000, and $7,683,000, respectively. Depreciation and amortization expense for discontinued operations related to the Medifast Corporate Weight Control Centers for the years ended December 31, 2014, 2013 and 2012 was $1,699,000, $3,144,000, and $2,433,000, respectively. As a result of the sale and closure of the Medifast Weight Control Centers, the Company incurred an asset impairment loss of $3.3 million in 2014 that is included in discontinued operations.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2014 and 2013:

	2014	2013
Trade payables	$12,178,000	$12,031,000
Sales commissions payable	3,890,000	5,403,000
Sales tax payable	806,000	1,335,000
Accrued loan guarantee	1,980,000	-
Accrued payroll and related taxes	3,000,000	3,461,000
	$21,854,000	$22,230,000

7. LEASES

Operating and Capital Leases:

As of December 31, 2014, the Company leases office space for corporate offices, a distribution facility in Texas, a raw materials warehouse in Maryland, as well as 77 leases for previously corporate-operated Medifast Weight Control Centers under lease terms ranging from five to ten years. The 77 leases include 3 Centers closed in December 2013, 34 Centers that were closed in December 2014, and 40 leases for Centers that were sold to franchise partners during 2014 and entered into sublease agreements with the franchisees. The Company accrued for the remaining lease obligations net of any sublease income, see Note 13 for exit activity and clinic obligations. Monthly payments under the Medifast Weight Control Centers leases range in price from $1,500 to $5,000. The Company is additionally required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

The Company leases large commercial printers for our printing operation that supports our sales channels and network equipment for information technology that are accounted for as capital leases. The leases extend through December 2016.

The following table summarizes our future minimum rental and lease payments required under non-cancelable lease terms in excess of one year as of December 31, 2014:

	Operating Leases	Capital Leases
2015	$4,471,000	$248,000
2016	3,633,000	248,000
2017	1,967,000	-
2018	488,000	-
2019	71,000	-
Total minimum lease payments	$10,630,000	$496,000
Less amount representing interest		22,000
Present value of minimum lease payments		$474,000
Current portion		232,000
Long-term portion		$242,000

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $3.8 million due under future non-cancelable subleases.

The following is a summary of the Company’s rent expense for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012

Continuing Operations	$1,460,000	$1,400,000	$1,415,000
Discontinued Operations	7,189,000	5,233,000	3,956,000
	$8,649,000	$6,633,000	$5,371,000

Included in the discontinued operations rent expense is an accrual of $4.4 million and $1.1 million for the periods ended December 31, 2014 and 2013, respectively for continuing obligations for operating leases related to centers closed during the periods.

Equipment lease expense for continuing operations the years ended December 31, 2014, 2013, and 2012 was $1.2 million, $1.4 million, and $1.8 million, respectively.

8. CONTINGENCIES

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenen”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for defamation, market manipulation and unfair business practices, alleging a scheme of market manipulation of Medifast stock for Defendants’ for monetary gain, and damaging the business reputation of Medifast and its Take Shape For Life division. Bradley T. MacDonald, former Executive Chairman of Medifast and a stockholder, joined the lawsuit individually.  The lawsuit seeks $270 million in compensatory damages, punitive damages, and ancillary relief.  In March 2011, the District Court granted in part and denied in part certain Anti-SLAPP Motions to Strike (i.e. motions to dismiss) previously filed by all Defendants.  The Company appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenen in the 9th Circuit Court of Appeals.  Defendant FitzPatrick’s motion was denied as to the Company’s defamation claim, and FitzPatrick appealed that portion of the Court’s ruling.  On June 4, 2014, the Panel of the 9th Circuit Court of Appeals issued a decision, denying FitzPatrick’s appeal and remanding to the District Court for further consideration; reversing the District Court’s decision as to Minkow and remanding for further consideration; denying MacDonald’s appeal in its entirety; and denying Medifast’s appeal as to Coenen.  On September 26, 2014, the District Court obtained jurisdiction of the case once again and the parties set a briefing schedule on the outstanding issues remanded by the Ninth Circuit. Coenen filed a motion for attorneys’ fees, which Medifast has opposed. That motion is now fully-briefed and currently remains sub judice. Medifast has been engaged in settlement discussions with Minkow and FitzPatrick. There is a status conference with the District Court scheduled for March 20, 2015.

The Company has entered into guarantee agreements with two key franchisee partners in order to support them obtaining additional funding to expand their business into new markets. This is in line with the Company’s long-term strategy of expanding the franchise business utilizing knowledgeable franchise partners. The first guarantee provides financial coverage for a $1.0 million loan and a $1.0 million line of credit. The variable rate term loan has a 2 year term expiring in September 2015; payment calculations assume a 7 year amortization with a balloon payment due at the end of the term. The line of credit has a two year term expiring in September 2015. The franchisee associated with these loans has failed to pay the monthly obligations and the Company expects to be required to perform under this guarantee and has accrued a charge of $2.0 million as of December 31, 2014. The Company is a secondary guarantor on the loan and line of credit and has pursued personal recourse against the franchise owner. The second guarantee provides financial coverage for a $1.4 million loan. The variable rate term loan has a 2 year term expiring in October 2015; payment calculations assume a 7 year amortization with a balloon payment due at the end of the term. The Company is the third guarantor on these loans and has recourse against another entity owned by the franchisee and the franchisee owner(s) themselves should it be deemed necessary. As of March 10, 2015, the franchisee has an outstanding balance of $0.1 million on the loan.

On July 20, 2012, Jason Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company, signed a proposed consent decree with the Federal Trade Commission (“FTC”), in response to the FTC’s investigation of certain statements in the Company’s advertising for its weight-loss programs.  On September 17, 2012 the consent decree was entered and approved by the United States District Court for the District of Columbia. The consent decree replaces a previous consent order entered into by Jason Pharmaceuticals, Inc. and the FTC in 1992.  The FTC expressed concern that some of the Company’s advertising contained claims which were not compatible with current standards for substantiation.  Pursuant to the consent decree, the Company agreed to modify certain advertising claims in this regard and agreed to ensure that its clinical studies meet the protocol contained in the consent agreement.  The Company paid a civil penalty of $3.7 million to resolve the FTC’s concerns and avoid protracted legal proceedings.  The Company recorded the penalty in the second quarter of 2012 as part of selling, general & administration expenses.

9. INCOME TAXES

The components of the income tax expense from continuing operations are as follows:

	2014	2013	2012
Current
Federal	$10,282,000	$11,682,000	$10,380,000
State	96,000	(202,000)	132,000
Total Current	10,378,000	11,480,000	10,512,000

Deferred
Federal	176,000	365,000	(528,000)
State	206,000	63,000	(70,000)
Foreign	(96,000)	-	-
Total Deferred	286,000	428,000	(598,000)

Total Income Tax Expense from Continuing Operations	$10,664,000	$11,908,000	$9,914,000

The total tax provision for the years ended December 31, 2014, 2013, and 2012 was $4.9 million, $10.0 million, $7.4 million, respectively. Those amounts have been allocated to the following financial statement items:

	2014	2013	2012

Income from continuing operations	$10,664,000	$11,908,000	$9,914,000
Loss from discontinued operations	(5,302,000)	(1,690,000)	(1,332,000)
Stockholders' equity, unrealized gain (loss) on investment securities	(182,000)	143,000	83,000
Additional paid in capital, share-based compensation tax benefit	(275,000)	(383,000)	(1,265,000)

Total Income Tax Expense	$4,905,000	$9,978,000	$7,400,000

Deferred tax assets (liabilities) consisted of the following at December 31,

	2014	2013	2012

Reserves on inventory and sales	$291,000	$332,000	$336,000
Credit and loss carryforwards	699,000	413,000	692,000
Stock compensation	1,283,000	896,000	-
Accrued expenses and deferred costs	3,170,000	1,260,000	690,000
Inventory capitalization	142,000	337,000	526,000
Sales tax accrual	8,000	337,000	1,228,000
Total deferred tax assets	5,593,000	3,575,000	3,472,000

Unrealized gain/loss on investments	(294,000)	(476,000)	(333,000)
Prepaid expenses	(779,000)	(710,000)	(752,000)
Depreciation	(6,285,000)	(7,091,000)	(7,729,000)
Stock compensation	-	-	(105,000)
Total deferred tax liabilities	(7,358,000)	(8,277,000)	(8,919,000)

Net deferred tax liabilities	$(1,765,000)	$(4,702,000)	$(5,447,000)

The differences between the United States federal statutory tax rate and the Company's effective tax rate are as follows:

	2014		2013		2012
Statutory federal tax	$11,093,000	35.0%	$13,665,000	35.0%	$9,925,000	35.0%
State income taxes, net of federal benefit	314,000	1.0%	393,000	1.0%	736,000	2.6%
Foreign Taxes	73,000	0.2%	-	0.0%	-	0.0%
Domestic manufacturer deduction	(811,000)	-2.6%	(979,000)	-2.5%	(902,000)	-3.2%
FTC settlement	-	0.0%	-	0.0%	1,389,000	4.9%
Other permanent differences	200,000	0.6%	173,000	0.4%	(190,000)	-0.7%
Research and development and jobs credits	(203,000)	-0.6%	(459,000)	-1.2%	(267,000)	-0.9%
Other state income tax benefits	(113,000)	-0.4%	(707,000)	-1.8%	(686,000)	-2.4%
Other	111,000	0.4%	(178,000)	-0.4%	(91,000)	-0.3%
	$10,664,000	33.6%	$11,908,000	30.5%	$9,914,000	35.0%

The 2014, 2013 and 2012 effective tax rates were impacted by the Company’s extensive state income tax planning.  This planning includes taking advantage of Maryland’s apportionment methodology.  As a manufacturing entity based in Maryland, the Company utilizes the single sales factor apportionment method in addition to claiming new state jobs credits and research & development credits.  These benefits were offset in 2012 by a $3.7 million FTC nondeductible settlement. In 2013 the Company benefited from research and development credits effective January 1, 2013, applicable retroactively to 2012 activity. In 2014 the Company benefited from research and development credits effective January 1, 2014 in addition to filing an amended federal return to claim 2010 research and development credits due to changes in Federal regulations.

The Company has separate company state net operating loss carry forwards totaling $10.6 million start expiring in 2031.  Maryland state credits carry forwards totaling $197,000 will begin to expire in 2018.

10. SHARE-BASED COMPENSATION

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the price of the Company’s common stock, dividend yield and the risk-free interest rate. Options outstanding as of December 31, 2014 vest over a period of three years with an expiration term of ten years. The exercise price of these options ranges from $24.26 to $28.81. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each award. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company historically has not issued dividends and therefore does not utilize a dividend yield in the calculation. The weighted average input assumptions used and resulting fair values were as follows:

	2014	2013
Expected life (in years)	6	-
Risk-free interest rate	1.61%	-
Expected volatility	63.15%	-

Dividend yield	-	-

The following table summarizes the stock option activity:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	-	$-
Granted	70,542	26.11
Exercised	-	-
Forfeited	(2,778)	27.16
Expired	(389)	28.81
Outstanding at December 31, 2014	67,375	$26.05	8.90	505,286
Exerciseable at December 31, 2014	4,662	$24.26	8.14	43,310

The weighted-average grant date fair value of options granted was $15.19. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of December 31, 2014 was approximately $0.6 million and is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with terms ranging up to seven years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighed-Average Grant Date Fair Value
Unvested at December 31, 2013	393,532	$24.23
Granted	23,115	28.43
Vested	(119,388)	23.68
Forfeited	(7,333)	28.81
Unvested at December 31, 2014	289,926	$25.13

The total share-based compensation expense charged against income during the years ended December 31, 2014, 2013, and 2012 were $3,918,000, $3,209,000, and $2,850,000, respectively. In addition to the unvested shares listed above, the Company recognized $734,000 in share-based compensation in 2014 for 43,750 shares of performance awards to be issued to certain key employees based on achieving 2014 financial plan that will vest on December 31, 2015.  The Company intends to issue additional performance awards in 2015 to certain key employees if certain 2015 financial plans are met.  During 2014, the Company issued 7,000 restricted stock awards to certain key employees vesting over 3 - 4 years. The Company issued additional awards to members of the Board of Directors including: 6,850 shares to vest over a one year period and 9,265 granted in lieu of meeting fees that vested immediately. The total income tax benefit recognized in the consolidated statement of income for these restricted stock awards was approximately $1,398,000, $1,123,000 and $969,000 for the years ending December 31, 2014, 2013, and 2012, respectively. The tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards was approximately $275,000, $383,000 and $1,265,000 for the years ending December 31, 2014, 2013, 2012, respectively. There was approximately $5.8 million of total unrecognized compensation cost related to restricted stock awards as of December 31, 2014. The cost is expected to be recognized over a weighted-average period of approximately 3.1 years.

11. LONG-TERM DEBT AND LINE OF CREDIT

The Company has an unused unsecured $5,000,000 revolving line of credit with Bank of America at the LIBOR rate plus 1.75%, which was 1.92% at December 31, 2014. The agreement expires on August 1, 2015.

The Bank of America line of credit contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The line of credit agreement also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At December 31, 2014, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests. Upon the occurrence of an event of default under the line of credit, the lenders may cease making loans and declare amounts outstanding to be immediately due and payable.

12. BUSINESS SEGMENTS

As a result of the closure and sale of the Medifast Corporate Weight Control Centers, the Company re-evaluated the segment results being reported. The consolidated operating profit of the Company is reviewed by the chief operating decision maker as a single segment and sales are reviewed at the channel level.

The following table represents sales by channel for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012

Medifast Direct	$57,159,000	$75,521,000	$84,417,000
Take Shape For Life	206,657,000	228,729,000	216,094,000
Medifast Weight Control Centers- Franchise	15,424,000	15,336,000	14,309,000
Medifast Wholesale	6,045,000	4,468,000	3,751,000
Net Revenue	$285,285,000	$324,054,000	$318,571,000

13. DISCONTINUED OPERATIONS, EXIT ACTIVITIES, AND CLINIC OBLIGATIONS

In 2014, the Company exited the MWCC corporate center model by selling 41 centers to existing franchise partners (24 centers were sold in June 2014 and the remaining 17 centers were sold in December 2014) and closing the remaining 34 corporate centers. In accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity the assets, liabilities, operating results, and cash flows of the MWCC corporate center channel have been presented separately as discontinued operations in the Consolidated Financial Statements for all periods presented.

During 2014, the Company incurred a pre-tax charge of $8.6 million associated with the discontinued operations. This charge includes $0.6 million for one-time termination benefits, $4.4 million for closed clinic lease obligations, $3.3 million for impaired assets, and $0.5 million in other facility related closure costs. These exit activity costs were partially offset by a gain of $0.2 million on the sale of centers.

Included in the results of discontinued operations, is $2.1 million of clinic closure costs recorded for the closure of 8 corporate centers in December 2013 and $7.4 million of clinic closure costs for the closure of 34 corporate centers in December 2014. As of December 31, 2014, $6.5 million of clinic closure costs are included in accrued expenses. The accrual is comprised of $4.6 million for closed clinic lease obligations, $0.9 million for customer refunds, $0.6 million for accrued severance charges, and $0.4 million for other closure costs.

The following is a summary of the Company’s operating results for discontinued operations for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012

Revenue	$22,509,000	$32,832,000	$38,135,000
Loss before income taxes from discontinued operations	(13,150,000)	(4,856,000)	(3,898,000)
Income benefit provision	(5,302,000)	(1,690,000)	(1,332,000)
Loss from discontinued operations, net of tax	$(7,848,000)	$(3,166,000)	$(2,566,000)

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities divested as of December 31, 2014 included in discontinued operations:

2014

ASSETS
Current assets:
Receivables, net	$57,000
Inventory	123,000
Prepaid expenses and other current assets	4,000
Total current assets	184,000

Other assets	22,000

Total assets	$206,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$4,858,000
Total current liabilities	4,858,000

Long-term lease obligations	2,756,000

Total liabilities	$7,614,000

The following table summarizes the exit obligations primarily closed clinic lease obligations, severance accruals, and customer refunds incurred as of December 31, 2014:

Ending accrued balance as of December 31, 2012	$-
Charges incurred during the period	1,361,000
Payments during the period	-
Ending accrued balance as of December 31, 2013	$1,361,000
Charges incurred during the period	6,006,000
Payments during the period	(833,000)
Ending accrued balance as of December 31, 2014	$6,534,000

These charges were recorded in the balance sheet as of December 31, 2014 as follows:

Total current liabilities of discontinued operations	$3,778,000
Total long-term liabilities of discontinued operations	2,756,000
Ending accrued balance as of December 31, 2014	$6,534,000

14. STOCKHOLDERS’ RIGHTS PLAN

On August 28, 2014, the Company adopted a stockholders’ rights plan whereby the Board of Directors authorized and declared a dividend distribution of one right for each outstanding share of common stock of the Company to the stockholders of record at the close of business on September 9, 2014. The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events. The rights will expire on August 28, 2015, unless exercised, redeemed, or exchanged prior to that time. The Board of Directors may terminate the rights plan before the expiration date. In connection with the 13D filings, the Company incurred $2.6 million in legal expenses in 2014.

INDEX TO EXHIBITS

No.
3.1	Restated and Amended Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed February 27, 2015.

3.2	Amended and Restated By Laws incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 10-K filed March 31, 2010.

3.3	Amendment to the Amended and Restated By Laws incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 11, 2014.

10.1	2012 Share Incentive Plan incorporated by reference to the Definitive Proxy Statement on Form DEFA filed July 30, 2012.*

10.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 99.1 of the Company’s current report on Form 8-K filed February 4, 2014.*

10.3	Lease relating to the Company's Owings Mills, Maryland facility incorporated by reference to the Registration Statement on Form S-4 of the Company (File No. 33-81524).

21.1	Subsidiaries of Medifast, Inc. (filed herewith).

23.1	Consent of McGladrey LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Medifast, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 16, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements (filed herewith).

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
Dated: March 16, 2015

/s/ TIMOTHY G. ROBINSON
Timothy G. Robison
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Name	Title	Date

/s/ HARVEY C. BARNUM	Director	March 13, 2015
Harvey C. Barnum

/s/ BARRY B. BONDROFF, CPA	Lead Director	March 13, 2015
Barry B. Bondroff, CPA

/s/ KEVIN G. BYRNES	Director	March 13, 2015
Kevin G. Byrnes

/s/ CHARLES P. CONNOLLY	Director	March 13, 2015
Charles P. Connolly

/s/ JASON L. GROVES, ESQ.	Director	March 13, 2015
Jason L. Groves, Esq.

/s/ MICHAEL C. MACDONALD	Chairman and Chief Executive Officer Director	March 16, 2015
Michael C. MacDonald

/s/ SR. CATHERINE T. MAGUIRE RSM	Director	March 13, 2015
Sr. Catherine T. Maguire, RSM

/s/ JOHN P. MCDANIEL	Director	March 13, 2015
John P. McDaniel

/s/ JERRY D. REECE	Director	March 13, 2015
Jerry D. Reece

/s/ REV. DONALD F. REILLY, OSA	Director	March 13, 2015
Rev. Donald F. Reilly, OSA

/s/ CARL E. SASSANO	Director	March 16, 2015
Carl E. Sassano

/s/ MARGARET E. SHEETZ	Director	March 13, 2015
Margaret E. Sheetz

