Form 10-K/A
period 2014-12-31
MEDIFAST INC
filed 2015-04-30
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

3600 Crondall Lane, Owings Mills, Maryland 21117

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:

(410) 581-8042

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

The number of shares of common stock outstanding as of April 28, 2015 was 12,140,069.

MEDIFAST, INC.
FORM 10-K/A
EXPLANATORY NOTE

Medifast, Inc. (the “Company,” “we,” “us.” or “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form10-K is hereby deleted.

Pursuant to the rules of the SEC, Part IV Item 15 has also been amended to contain the currently dated certifications from the Company's principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Part IV, Item 15 has also been amended to include certain exhibits required to be filed as pa of this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any segment events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board is currently composed of twelve directors and divided into three classes, Class I, Class II or Class III. Pursuant to the terms of the Cooperation Agreement the size of the Board will be reduced to 7 and all directors will stand for election annually commencing at the 2015 annual meeting. In connection with the Cooperation Agreement, Jason L. Groves, John P. McDaniel, Donald F. Reilly, OSA, Margaret Sheetz, Barry B. Bondroff and Catherine T. Maguire have agreed not to stand for reelection to the Board. Additionally, Harvey C. Barnum, Jr. and Jerry D. Reece, who are also current members of the Board, will not stand for reelection at the 2015 annual meeting because they have reached, or will reach, the Company’s mandatory retirement age for non-management directors by December 31, 2015. Additionally, the amendment to the Bylaws discussed above provides that commencing with the 2015 annual meeting the Board will be declassified and all directors will be elected annually for one year terms that will expire at the next year’s annual meeting.

Current Class I Directors

Charles P. Connolly, age 66, has been a director of the Company since 2006. Mr. Connolly is the Chairman of the Audit Committee and also serves as a member of the Special Mergers & Acquisitions Committee. Mr. Connolly spent 29 years at First Union Corp., which merged with Wachovia Bank in 2001. He retired in 2001 as the President and Chief Executive Officer of First Union Corp. of Pennsylvania and Delaware. Mr. Connolly serves on the board of numerous profit and non-profit organizations. He holds an MBA from the University of Chicago and AB from Villanova University.

Qualifications: Mr. Connolly brings to the Board extensive executive experience and financial acumen derived from a lengthy executive career in the banking industry. He possesses a unique financial and risk assessment perspective into the operations and financial management of the Company and spends significant time with our executive team providing guidance and consultation on key metrics and performance objectives that have served Medifast well in the past few years.

Jason L. Groves, Esq., age 44, has been a director of the Company since 2009. Mr. Groves serves as a member of the Executive Committee. Mr. Groves has served as the Company’s Executive Vice President and General Counsel since November 2011. Prior to joining Medifast in November 2011, Mr. Groves served as Assistant Vice President of Government Affairs for Verizon Maryland, since 2003. Mr. Groves is also an Army veteran. He was a direct commissioned Judge Advocate in the United States Army Judge Advocate General’s Corp (“JAG”). As a JAG Officer, he practiced law and had the distinction of prosecuting criminal cases in the District Court of Maryland as a Special Assistant United States Attorney. Over the course of three years, he received two Army Achievement Medals, and one Army Commendation Medal. Mr. Groves also sits on several non-profit boards including Anne Arundel Medical Center and the Maryland Hospital Association. Mr. Groves received his Bachelor of Science degree, cum laude, in Business with a concentration in Hospitality Management, from Bethune-Cookman University. He also obtained his juris doctorate from North Carolina Central University School of Law and is a member of the New Jersey and District of Columbia bars as well as several bar associations.

Qualifications: Mr. Groves was first selected as a director in 2009 based on his military, business and legal background. In addition he has extensive experience with government relations and knowledge of the healthcare and communications technology fields. His background as a federal prosecutor gives him insight into the regulatory and legal issues the Company faces in today’s business climate.

John P. McDaniel, age 72, has been a director of the Company since 2009. Mr. McDaniel serves as a member of the Audit Committee and the Special Mergers & Acquisitions Committee. He is a seasoned healthcare executive with more than 36 years of experience as a chief executive officer, most recently at MedStar Health Systems in Columbia, Maryland, one of the largest and most comprehensive healthcare delivery systems in the mid-Atlantic region. He is presently Chair and Partner in The Hickory Ridge Group, an advisory, development and investment company that focuses on emerging healthcare and technology related entities. He is also a member of the Executive Committee and on the board of the Greater Washington Board of Trade, on the board of Wittenberg University, and is the Chair and member of the board of the Washington Real Estate Trust, a New York Stock Exchange (“NYSE”) listed company. Mr. McDaniel has a degree in Business Administration from Wittenberg University, an MHA in Health Management and Policy from the University of Michigan, and an Honorary Doctorate of Humane Letters from Wittenberg University.

Qualifications: Mr. McDaniel brings extensive healthcare executive and entrepreneurial experience to the Board. His extensive management and board knowledge concerning the health care industry and health care policy provides seasoned oversight.

Donald F. Reilly, OSA, age 67, has been a director of the Company since 1998. Fr. Reilly serves as Chairman of the Nomination Committee. He holds a Doctorate in Ministry (Counseling) from New York Theological and an M.A. from Washington Theological Union as well as a B.A. from Villanova University. Fr. Reilly was ordained a priest in 1974. He is currently on the board of Villanova University. He also serves on the board of trustees of Merrimack College, MA, St. Augustine Prep, NJ, and Malvern Prep, PA. Fr. Reilly was Prior Provincial of the Augustinian Order at Villanova, PA from 2002 to 2010. He oversaw more than 220 Augustinian Friars and their service to the Church, teaching at universities and high schools, ministering to parishes, serving as chaplain in the Armed Forces and hospitals, ministering to AIDS victims, and serving missions in Japan, Peru, and South Africa. Fr. Reilly is currently the President of St. Augustine Preparatory School in Richland, New Jersey.

Qualifications: Father Reilly brings to the Board a strong background in personnel and executive management. Father Reilly was present during the restructuring of the Company in 1999 and has an extensive knowledge of the history of the Company. He was also instrumental in developing the current business model in consultation with the Business School at Villanova University. A nationally known academic holding a Ph.D., Father Reilly has been an invaluable asset providing guidance to the company and creating stockholder value. He has also been instrumental in assisting the Nomination Committee in identifying and evaluating potential director candidates for the characteristics we consider necessary to perform high performance, risk assessment and be transparent which are desirable characteristics for all potential directors.

Carl E. Sassano, age 65, has been a director of the Company since 2013. Mr. Sassano serves as a member of the Compensation Committee and the Special Mergers & Acquisitions Committee. He is a member of the board of Transcat, Inc. and the Lead Director. Mr. Sassano was Chairman of the Board of Transcat from October 2003 until July, 2013. From April 2007 to May 2008, he also served as executive chairman of the board. Mr. Sassano became President and Chief Executive Officer of Transcat in March 2002 and was named Chairman of the board in October 2003. In May 2006, he ceased serving as president when Charles P. Hadeed assumed that position. He ceased serving as CEO in April, 2007. Mr. Sassano was president and chief operating officer of Bausch & Lomb Incorporated in 1999 and 2000. He also held positions in Bausch & Lomb as president-global vision care (1996-1999), president-contact lens division (1994-1996), group president (1993-1994) and president-Polymer Technology (1983-1992), a subsidiary of Bausch & Lomb. Mr. Sassano is a partner in CSW Equity Partners, a small private equity investment company. He also serves as Chairman of the board of Voiceport, one of the companies in the CSW portfolio. He has a BA from Rochester Institute of Technology and an MBA from the University of Rochester.

Qualifications: Mr. Sassano’s brings to the Board leadership skills and significant public corporate experience from both small companies (Transcat) and large corporations (Bausch & Lomb). He also brings a strong understanding of the issues organizations face in executing a growth strategy.

Current Class II Directors

Michael C. MacDonald, age 61, has been a director of the Company since 1998. Mr. MacDonald serves as a member of the Executive Committee. Mr. MacDonald has served as Executive Chairman of the Board since November 2011, and was promoted to Chairman and Chief Executive Officer in February 2012. Prior to this role, Mr. MacDonald was Executive Vice President of OfficeMax, overseeing the Contract Division, a $3.6 billion division of the OfficeMax Company. Mr. MacDonald has spent an additional 33 years in sales, marketing, and general management at Xerox Corporation. Among his most significant roles was leading the turnaround in North America from the years 2000-2004 as President of the North American Solutions Group, a $6.5 billion division of Xerox. In addition, Mr. MacDonald was President of Global Accounts and Marketing from 2004-2007, where he led the re-branding of the Xerox Corporation. Mr. MacDonald also has international experience in marketing, sales, and operations with both Xerox and OfficeMax. In addition to serving as Chairman and Chief Executive Officer of the Company, Mr. MacDonald also serves on the Jimmy V Foundation and the Archdiocese of Baltimore Catholic Community Foundation.

Mr. MacDonald received his Bachelor of Arts, Political Science at Rutgers University, earned 44 MBA Credits at Iona College, and attended premier executive education courses in leadership and management at Harvard and Columbia Universities. Mr. MacDonald is the uncle of Margaret Sheetz.

Qualifications: Mr. MacDonald brings to the Board leadership skills and significant experience from large corporations. His significant leadership and management experience helps drive innovation and results.

Margaret E. Sheetz, age 38, has been a director of the Company since 2008. Ms. Sheetz serves as a member of the Executive Committee. Ms. Sheetz has served as the President and Chief Operating Officer of Medifast since 2008. In March 2011, Ms. Sheetz also became the Chief Executive Officer of Take Shape for Life. Prior to joining the Company in 2000, she worked with the firm of Carrington, Coleman, Sloman and Blumenthal in Dallas, Texas. Ms. Sheetz supports the efforts of the American Diabetes Association, the American Heart Association, and Toys for Tots Foundation. She sits on the board for Stevenson University, the Greater Baltimore Committee, Siloam, and is also a member of the Villanova President’s Leadership Circle. In addition, she is the managing trustee of the MacDonald Family Foundation and the Take Shape for Life Foundation which focuses on grants to support educational programs for disadvantaged students. She holds a Bachelor of Arts degree from Villanova University and received an Executive MBA from Loyola University. Ms. Sheetz is the niece of Michael C. MacDonald.

Qualifications: As Medifast continues to see strong year-over-year growth, Ms. Sheetz has provided the operational and technical leadership that has resulted in Medifast providing the proper infrastructure to support the growth of the Company. Her accomplishments include making dramatic productivity improvement in the Company’s operational capabilities, as well as building a strong infrastructure of distribution, manufacturing, information systems and human resource operations necessary to support rapid business growth. Her leadership and oversight skills are greatly admired, and she is recognized in the Company as a detail-oriented executive who builds high-performance teams. The Board considers her the source person to get information pertinent to the oversight of Medifast’s operations.

Harvey C. Barnum, Jr ., age 74, has been a director of the Company since 2009. Mr. Barnum was the Deputy Assistant Secretary of the Navy for Reserve Affairs from July 2001 to January 2009. In this capacity he was responsible for all matters regarding the Navy and Marine Corps Reserve including manpower, equipment, policy and budgeting. In January 2009, Mr. Barnum was designated Acting Assistant Secretary of the Navy (Manpower and Reserve Affairs), a position he held until May 2009. In 1962 MR. Barnum was commissioned as a Second Lieutenant and he retired from the Marine Corps as a Colonel in August 1989 after more than 27 years of service. Upon retirement in 1989, Mr. Barnum served as the principal director, Drug Enforcement Policy, Office of the Secretary of Defense. Mr. Barnum’s personal medals and decorations include: the Medal of Honor; Defense Superior Service Medal; Legion of Merit; the Bronze Star Medal with Combat “V” and gold star in lieu of a second award; Purple Heart; Meritorious Service Medal; Navy Commendation Medal; Navy Achievement Medal with Combat “V”; Combat Action Ribbon; Presidential Unit Citation; Army Presidential Unit Citation; Joint Meritorious Unit Award; Navy Unit Citation; two awards of the Meritorious Unit Citation; the Vietnamese Cross of Gallantry (silver) and the Department of the Navy Distinguished Public Service Award. Mr. Barnum is the past president of the Congressional Medal of Honor Society, Connecticut Man of the Year ’67, presented Honorary Legum Doctorem St. Anselm College; Rotary Paul Harris Fellow; Abe Pollin Leadership Award ’03, Marine Corps League “Iron Mike” Award, Order of the Carabao Distinguished Service Award, and Ted Williams Leadership Award. Mr. Barnum Holds a B.S. in Economics from St. Anselm College.

Qualifications: Mr. Barnum was first selected to be a director in 2009 because of his extensive distinguished government service at the Department of the Navy Executive level and his distinguished military career. Mr. Barnum brings expertise to the Board in the area of public policy initiatives as it relates to his knowledge of the Executive and Legislative Branch of the U.S. Government and his oversight of our governmental relations and policy initiatives on obesity related to the Company’s products, protocols and clinical studies. Mr. Barnum serves on the Company’s Compensation and the Nomination committees.

Kevin G. Byrnes, age 67, has been a director of the Company since 2013. Mr. Byrnes serves as Chairman for the Special Mergers & Acquisitions Committee and as a member of the Audit Committee. Mr. Byrnes has more than 40 years of financial experience working in the retail and commercial banking industries. He is currently Chairman of the Board of Bay Bank, with assets of approximately $500 million and 12 branches located in the Baltimore metropolitan area. Mr. Byrnes served as President/COO and Director of Provident Bank from 2002 to 2009. Provident, acquired by M&T Bank in May 2009, was the largest independent financial institution in the Maryland and Northern Virginia marketplaces at that time, with $6.5 billion in assets, 150 branches and 1,600 employees. Prior to Provident Bank, Mr. Byrnes spent 25 years with the Chase Manhattan Bank in various executive management positions. Mr. Byrnes began his career at Bankers Trust Co. in New York. He holds a BBA from Pace University.

Qualifications: Mr. Byrnes was selected based on his extensive financial experience given his long career in the banking industry. Because of his public-company experience and significant prior board experience, Mr. Byrnes is serving on the Company’s Audit Committee and Chairs the Special Mergers & Acquisitions Committee.

Jerry D. Reece, age 75, has been a director of the Company since 2009. Mr. Reece is Chairman Emeritus of Reece & Nichols, a Berkshire Hathaway Affiliate, and from January 2002 until July 2013 he served as their Chief Executive Officer. Reece and Nichols is involved in residential and commercial real estate brokerage, mortgage origination, title insurance and insurance. Mr. Reece joined the United States Marine Corps and served in Hawaii and Vietnam as a first lieutenant. Following completion of active duty service, he continued his service in the Marine Corps Reserve until he retired with the rank of Colonel. His personal decorations include the Legion of Merit, the Navy Commendation Medal with Combat "V" and the Combat Action Ribbon. Mr Reece was s a past member of the board of the Marine Toys for Tots Foundation and was an Advisory Board Member of Commerce Bank, K.C., from 2003 to 2011. Mr. Reece holds a B.S. in Finance from the University of Oregon.

Qualifications: Mr. Reece first selected to be a director in 2009 because of his distinguished military service and his executive experience. Mr. Reece brings his leadership experience to the Board having previously served as chief executive officer of a corporation. Mr. Reece is a member of the Compensation Committee.

Current Class III Directors

Barry B. Bondroff, CPA, age 66, has been a director of the Company since 2008. Mr. Bondroff serves as a member of the Audit Committee, the Executive Committee and the Special Mergers & Acquisitions Committee. On July 22, 2013, the Board appointed Mr. Bondroff as Lead Director. Mr. Bondroff is an officer and director with Gorfine, Schiller & Gardyn, PA, a full-service certified public accounting firm offering a wide range of accounting and consulting services. Previously, he was a Senior Managing Director with SMART, a diverse team of business advisory professionals. Mr. Bondroff brings over 42 years of experience providing companies of all sizes and industries with practical and cost-effective accounting, assurance, tax, business, technology and financial advisory services. Prior to managing SMART, Mr. Bondroff was the Managing Director for Grabush, Newman & Co., P.A., which combined with SMART in May 2003. Mr. Bondroff began his career with Grabush Newman in 1970, and in 1976 became Officer and was promoted to Managing Director in 1982. He earned his Bachelor of Science degree in Accounting from the University of Baltimore. Additionally, Mr. Bondroff serves on the board for First Mariner Bank of Maryland, a NASDAQ listed company. He is active with First Mariner serving on the executive committee, loan committee, audit committee and as chairman of the compensation committee. In addition to his professional affiliations, Mr. Bondroff served on the Executive Committee for Israel Bonds and was a Director of Cycle Across Maryland. He has served on the National Jewish Medical and Research Center, the Jewish Center for Business Development and has assisted the Baltimore Symphony Orchestra in its fundraising efforts. In addition, Mr. Bondroff was a past President and Treasurer of the Edward A. Meyerberg Northwest Senior Center, and also served as a member of the Board for the Levindale Hebrew Geriatric Center and Hospital. Mr. Bondroff is currently a member of the audit committee of the Associated. He was Treasurer for Special Olympics of Maryland, his term ending in 2012 and was a Trustee for Stevenson University in Maryland. In May 2014 Mr. Bondroff was nominated as an Outstanding Director by the Baltimore Business Journal.

Qualifications: Mr. Bondroff was first selected as a director in 2008 because of his more than 36 years of experience as a CPA, and with corporate governance including serving on the board of another public company. He utilizes that experience as a financial expert and his elected position of Vice Chairman of the Board. His service on the Audit Committee and his availability as a local director in Baltimore provide for local oversight and practical consulting in the area of financial management, risk assessment and Sarbanes-Oxley regulations. Mr. Bondroff also serves on the Special Mergers & Acquisitions Committee and provides an extensive rolodex that assists Medifast’s management team to find the best talent in the market to assist in our growth and development.

Catherine T. Maguire, age 64 a Sister of Mercy, has been a director of the Company since 2009. Sr. Macquire serves as a member of the Compensation Committee and Nomination Committee. Sr. Maguire has served as Executive Director at SILOAM, a Body, Mind, Spirit wellness center for the HIV/AIDS community, from 2011 to present. Prior to this, Sr. Maguire worked in AIDS Ministry within the prison system in Washington, DC. and served as a vocation director for her religious community for 8 years. She received a BS degree in Education/English in 1972, a MS degree in Library Science in 1974 both from Villanova University, and a MA degree in Theology with an emphasis in Pastoral Ministry & Spirituality in 1995 from St. Michael’s College in Vermont. She served on the board of the National Religious Vocation Conference from 1990 to 1992.

Qualifications: Ms. Maguire was first selected as a director in 2009 for her extensive executive experience with not for profit human services organizations and her strong background in organizational ethics and human resources and personnel management. She has multiple advanced degrees and assists in developing the women executives of Medifast. As a result of her extensive management and human resources background she was elected to the Nomination Committee where she assists in screening and evaluating potential director candidates and insures the corporate values related to diversity are implemented in the Company and on the Board.

INFORMATION CONCERNING OUR BOARD OF DIRECTORS

Director Independence

We are required to have a majority of independent directors serving on our Board and may only have independent directors serving on each of our Audit, Compensation and Nomination, Committees pursuant to the listing rules of the New York Stock Exchange (the “NYSE”) and, with respect to our Audit Committee, the rules and regulations existing under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Board undertook an annual review of our directors. The purpose of this review was to determine whether any relationships or transactions involving our directors (including their family members and affiliates) were inconsistent with a determination that such director is independent under the independence standards prescribed by the NYSE’s listing rules and our Corporate Governance Guidelines. Our Board also considered whether our Audit Committee members continue to satisfy the independence standards prescribed for audit committee members by the rules and regulations of the Exchange Act.

In making its determination, the Board considered not only the criteria for independence set forth in the listing rules of the NYSE but also any other relevant facts and circumstances that may have come to the Board’s attention, after inquiry, relating to transactions, relationships or arrangements between a director (or any member of their immediate family or any entity of which such director or one of their immediate family members is an executive officer, general partner or significant equity holder) on the one hand, and Medifast or any of its subsidiaries or affiliates, on the other hand, that might signal potential conflicts of interest, or that might bear on the materiality of a director’s relationship to Medifast or any of its subsidiaries. The Board considered the independence issue not merely from the standpoint of the director, but also from that of the persons or organizations with which the director is affiliated.

Based on its review, our Board determined that each of the non-employee directors qualifies as independent under the independence standards prescribed by the listing rules of the NYSE. Our Board also determined that Messrs. Bondroff, Byrnes Connolly, and McDaniel qualify as “independent” under the independence standards for audit committee members adopted by the SEC.

Director Attendance

In 2014, our Board convened eight times, including three telephonic meetings, and our Board Committees held the following number of meetings: (i) Audit Committee — five meetings; (ii) Compensation Committee — five meetings; (iii) Nomination Committee — four meetings; and (iv) Special Mergers & Acquisitions Committee — three meetings.

Under our Corporate Governance Guidelines, directors are expected to regularly attend Board meetings and meetings of the Board committees on which they serve in person or by conference telephone, and all directors are expected to attend the Company’s annual meeting of stockholders. All of our current directors attended the 2014 Annual Meeting of Stockholders on June 17, 2014 and at least 90% of the aggregate of all meetings of the Board and the Committees on which they served in 2014.

Board Leadership Structure

The Board is committed to strong corporate governance and board independence. The Board recognizes that having the same person serve in the Chief Executive Officer and Chairman positions can present an issue for some companies and some boards. However, the 2004 Blue Ribbon Commission of the National Association of Corporate Directors found that separation of the roles of chairman and chief executive officer was not necessary for effective board leadership. The Nomination Committee and the Board continue to consider the issue of board leadership and do not believe there is any material corporate governance benefit to separating these positions at this time. Our Chairman of the Board does not have any enhanced rights as a director, but has the same voting authority as any other director and the role of Chairman is one which is principally that of presiding at meetings of the Board and taking the initiative on establishing the proposed agenda for meetings of the Board, which is a role our senior management would play a significant part in regardless of which director serves as Chairman. Our Board continues to believe that the current structure is in our best interests and our stockholders’ best interests and allows Michael C. MacDonald, who serves as our Chairman and Chief Executive Officer, to focus on our strategy, business and operations.

The Board believes that there is no one best leadership structure model that is most effective in all circumstances. The Board retains the authority to separate the positions of Chairman and Chief Executive Officer in the future if such change is determined to be in our best interests and those of our stockholders. Thus, the Board remains flexible and committed to a strong corporate governance structure and board independence. The Board is committed to adopting corporate management and governance policies and strategies that promote our effective and ethical management. In this regard, the Board strongly believes that it should have maximum flexibility in deciding whether the offices of Chairman and Chief Executive Officer are combined or separate and, if separate, whether the Chairman should be an independent director or an employee.

Lead Director

As noted above, the Board appointed Barry B. Bondroff, CPA, as Lead Independent Director effective July 22, 2013. The Lead Independent Director is responsible for facilitating and coordinating the activities of the independent directors. For the purpose of balancing the interests of the stockholders and management when the CEO also serves as the Chairman of the Board, the Lead Independent Director serves as Chairman for meetings of the independent directors separate from management. The Lead Independent Director also represents the best practices regarding corporate governance, provides independent leadership to the Board, and performs such other duties and responsibilities as the Board may determine.

The principal responsibilities of the Lead Independent Director are as follows:

•	Act as the principal liaison between the independent directors of the Board and the CEO and Chairman of the Board;

•	Develop the agenda for and preside at executive sessions of the Board’s independent directors;

•	Communicate to the Chairman any and all feedback from the executive sessions;

•	Prepare minutes of the meeting of independent directors, share minutes with the full Board when appropriate, and deliver the minutes to the Company for filing with the minutes of the Company;

•	Review and approve the agenda for the Board;

•	Participate in the compensation committee’s evaluation of the CEO’s performance;

•	Supervise the evaluations (self and otherwise) of the directors;

•	Initiate a review of the independent Board members’ performances, discuss the results with the Chairman and make recommendations for improvement, if required;

•	Handle difficult and underperforming directors to improve the functionality of the Board;

•	Assist in Board succession plans;

•	Preside at all meetings at which the Chairman is not present;

•	Retain the authority to call meetings of the independent directors;

•	Subject to the authority of any committee of the Board, recommend to the Board the retention of advisors and consultants who report directly to the Board;

•	As the Board determines, serve as a liaison and be available for consultation and direct communication with major stockholders;

•	Make recommendations to the Board on behalf of the independent directors; and

•	Undertake further such responsibilities that the independent directors may designate to the Lead Independent Director from time to time.

THE COMMITTEES OF THE BOARD

The Board has four standing committees: the Audit Committee, the Compensation Committee, the Nomination Committee and the Special Mergers & Acquisitions Committee. The Board has determined that each of the members of the Audit Committee, Compensation Committee and Nomination Committee meets the standards of “independence” established by the NYSE as currently in effect. A description of each Board committee is set forth below.

Audit Committee

The present members of the Audit Committee are Charles P. Connolly (Chairman), Barry B. Bondroff, Kevin G. Byrnes, and John P. McDaniel, all of whom have been determined by the Board to be independent within the meaning of SEC rules and the applicable NYSE listing rules. The Board has also determined that each member of the Audit Committee is “financially literate” as required by the NYSE rules and an Audit Committee Financial Expert within the meaning of the SEC rules based on, among other things, the experience of such member, as described under “Board of Directors”.

The Audit Committee is responsible for, among other things, the review and oversight of the Company’s performance with respect to its financial responsibilities and the integrity of the Company’s accounting and reporting practices. The Audit Committee, on behalf of the Board, also appoints the Company’s independent auditors, subject to stockholder ratification, at the annual meeting of stockholders.

The Audit Committee operates under the Audit Committee Charter adopted and approved by the Board. A copy of the charter can be obtained from the Company’s website (http://ir.medifastnow.com/) or by sending a request to the Office of the General Counsel, Medifast, Inc., 3600 Crondall Lane, Suite 100, Owings Mills, Maryland 21117.

Compensation Committee

The present members of the Compensation Committee are Carl E. Sassano (Chairman), Jerry D. Reece, Harvey C. Barnum, Jr., and Catherine T. Maguire, all of whom have been determined by the Board to be independent within the meaning of the applicable NYSE listing rules.

The Compensation Committee is responsible for, among other things, reviewing and approving annually the corporate goals and objectives applicable to the compensation of our chief executive officer and determining the compensation of our chief executive officer based on the achievement of these goals, approving the compensation of our other executive officers, overseeing our incentive compensation plans and equity-based plans, and reviewing and recommending changes to the Board with respect to director compensation. For information regarding our Compensation Committee, including its processes and procedures for determining executive compensation, see “How Compensation Decisions are Made – Role of Compensation Committee.”

The Compensation Committee has the authority to delegate any of its responsibilities under its charter, along with the authority to take action in relation to such responsibilities, to one or more subcommittees as the Committee may deem appropriate in its sole discretion.

The Compensation Committee operates under the Compensation Committee Charter adopted and approved by the Board. A copy of the charter can be obtained from the Company’s website (http://ir.medifastnow.com/) or by sending a request to the Office of the General Counsel, Medifast, Inc., 3600 Crondall Lane, Suite 100, Owings Mills, Maryland 21117.

Nomination Committee

The present members of the Nomination Committee are Rev. Donald Francis Reilly, OSA (Chairman), Harvey C. Barnum, Jr., and Catherine T. Maguire, all of whom have been determined by the Board to be independent within the meaning of the applicable NYSE listing rules.

The Nomination Committee is responsible for, among other things, recommending to the Board potential director nominees for election to the Board, recommending to the Board directors to serve on the various Board committees, advising the Board with respect to Board composition, procedures and committees, developing and recommending to the Board corporate governance principles applicable to the Company, and evaluating and making recommendations to the Board regarding the compensation of directors.

The Nomination Committee operates under the Nomination Committee Charter adopted and approved by the Board. A copy of the Charter can be obtained from the Company’s website (http://ir.medifastnow.com/) or by sending a request to the Office of the General Counsel, Medifast, Inc., 3600 Condall Lane, Suite 100, Owings Mills, Maryland 21117.

Director Qualifications. Director nominees are selected on the basis of, among other things, experience, knowledge, skills, expertise, integrity, ability to make independent analytical inquiries, understanding the Company’s global business environment and willingness to devote adequate time and effort to Board responsibilities so as to enhance the Board’s ability to oversee and direct the affairs and business of the Company.

Diversity. The Company does not maintain a separate policy regarding the diversity of the Board. However, the charter of the Nomination Committee requires that the Committee review the composition of the Board to ensure it has the “appropriate balance” of experience, skills, expertise and diversity for the Board as a whole. Consistent with these guidelines, both the Nomination Committee and the full Board seek director nominees with distinct professional backgrounds, experience and perspectives so that the Board as a whole has the range of skills and viewpoints necessary to fulfill its responsibilities. As part of our annual Board self-evaluation process, the Board evaluates whether or not the Board as a whole has the skills and backgrounds for the current issues facing the Company. The Board also evaluates its effectiveness with regard to specific areas of expertise.

Director Nomination Process. Pursuant to our Corporate Governance Guidelines, our Nomination Committee reviews the qualifications of proposed director nominees to serve on our Board and recommends director nominees to our Board for election at the Company’s annual meeting of stockholders. The Board proposes a slate of director nominees to the stockholders for election to the Board, using information provided by the Nomination Committee.

In certain instances, a third party may assist the Nomination Committee or the Board in identifying potential director nominees. The Nomination Committee also considers potential nominations for director provided by the Company’s stockholders and submits any such suggested nominations, when appropriate, to the Board for approval. Stockholder nominees for director are evaluated using the same criteria described above. Stockholders wishing to recommend persons for consideration by the Nomination Committee as nominees for election to the Board can do so by writing to the Office of the Corporate Secretary, Medifast, Inc., 3600 Crondall Lane, Suite 100, Owings Mills, Maryland 21117 and providing the information and following the additional procedures set forth in the Bylaws.

Special Mergers & Acquisitions Committee

The present members of the Special Mergers & Acquisitions Committee are Kevin G. Byrnes (Chairman), Barry B. Bondroff, Charles P. Connolly and John P. McDaniel.

The Special Mergers & Acquisitions Committee is responsible for reviewing and overseeing all mergers, acquisitions, investment transactions and similar transactions being considered by the Company and making recommendations to the Board.

The Special Mergers & Acquisitions Committee operates under the Special Mergers & Acquisitions Committee Charter adopted and approved by the Board. A copy of the charter can be obtained from the Company’s website (http://ir.medifastnow.com/) or by sending a request to the Office of the General Counsel, Medifast, Inc., 3600 Crondall Lane, Suite 100, Owings Mills, Maryland 21117.

Cooperation Agreement With Stockholder

As previously disclosed, the Company entered into a Cooperation Agreement, dated April 3, 2015 (the “Cooperation Agreement”), with Engaged Capital, LLC, Engaged Capital Master Feeder I, L.P., Engaged Capital Master Feeder II, L.P., Engaged Capital I, L.P., Engaged Capital I Offshore, LTD, Engaged Capital II, L.P., Engaged Capital II Offshore LTD., Engaged Capital Holdings, LLC and Glenn W. Welling (collectively, the “Engaged Group”). Pursuant to the terms of the Cooperation Agreement, the Company agreed to (i) amend the Amended and Restated Bylaws (the “Bylaws”) to, commencing with the 2015 annual meeting of stockholders, eliminate the classification of the board and provide for the annual election of all directors to the company’s board of directors (the “Board”) and (ii) adopt a resolution, effective as of the 2015 annual meeting of stockholders, to decrease the size of the Board from twelve directors to seven directors (subject to increase to nine directors when the additional independent directors have been elected or appointed).

The foregoing is not a complete description of the Cooperation Agreement. For a further description of the Cooperation Agreement and a copy of the Cooperation Agreement, please see our Current Report on Form 8-K filed with the SEC on April 6, 2015.

EXECUTIVE OFFICERS

Except for Michael C. MacDonald, Jason Groves and Margaret Sheetz who are presently also directors of the Company, the biographical information of the Company’s current executive officers is below.

Timothy G. Robinson, CPA, age 52, has served as the Company’s Chief Financial Officer since February 2013. Prior to joining the Company, Mr. Robinson was Vice President, Business Operations for Canon Business Solutions, Inc., from 2008 to 2013, where he served as a key member of the executive team for this national office products subsidiary of Canon U.S.A. From 1995 to 2008, Mr. Robinson was Vice President, Finance & Administration for Canon Business Solutions-East, Inc. Mr. Robinson was Controller of Dupli-Fax, Inc. from 1989 to 1995 and was a Senior Emerging Business Consultant for Deloitte & Touche from 1985 to 1989. Mr. Robinson received his Bachelor of Science degree in accounting from Villanova University.

Mehrnaz Mona Ameli, age 44, is the President of Take Shape For Life and is responsible for providing day-to-day leadership and direction to Take Shape for Life in order to optimize performance and profitability. Ms. Ameli’s focus is on helping to develop and implement effective and creative plans for the long-term growth of the business and providing leadership, direction, and coaching to Field Marketing, Field Operations, and Field Business development. She is also responsible for driving TSFL’s strategic initiatives while insuring their alignment with Medifast’s overall strategic goals.

Ms. Ameli brings over 20 years of progressive and successful executive leadership, management, and cross functional international expertise in the direct selling industry covering all major regions of the world: North America, Western and Eastern Europe, Middle East, Asia Pacific and Latin America. Before joining Medifast, Ms. Ameli held the role of General Manager, United States Division of Belcorp, the ninth largest direct selling company in the world with $2B in sales across 15 markets. Prior to joining Belcorp, Ms. Ameli was the Vice President of Marketing & Business Development at CGT in California where she managed the development and execution of their business strategy, market segmentation, branding, and budget and product portfolio. In addition, Ms. Ameli has had leadership positions at Shaklee Corporation, Natural Alternatives International, and Herbalife.

Ms. Ameli has a proven track record of results-driven leadership in opening new markets as well as growing and enhancing sales and profitability for both established companies as well as start-ups. Her expertise in building multi-national consumer packaged goods brands, developing new products, and expanding new business units internationally with a special focus in the direct-to-consumer and direct selling industries makes her a valuable addition to the Medifast Team.

Ms. Ameli serves on the Direct Selling Association Diversity Council and was honored in 2012 as one of the most influential women in the direct selling industry by Direct Selling News. She earned her Diploma of Economics and Master of Business Management from the University of Paris - Dauphine.

Donald Gould, age 56, has served as the Company’s Executive Vice President for Information Technology since January 2011. Prior to joining the Company, Mr. Gould worked in information technology at Godiva Chocolatier, Inc. and Campbell Soup Company. Mr. Gould has 30 years of information technology experience with the majority being in the consumer products industry. Mr. Gould has managed a variety of projects both in the United States and internationally, mostly focusing on supply chain and retail operations. Mr. Gould holds a Bachelor of Science degree from Slippery Rock University and a Master of Business Administration degree from Saint Joseph’s University.

Brian Kagen, age 42, has served as the Company’s Executive Vice President & Chief Marketing Officer since August 2012. Prior to this he served as the Company’s Executive Vice President, Marketing, Sales & Business Development since June 2011. In his current role, Brian oversees all marketing across the organization, driving day-to-day execution and initiating long-term plans to build awareness, drive revenue and profit growth all while working to expand the Medifast brand. Brian’s responsibilities include brand strategy, product marketing, channel management, creative services, pricing and promotion, consumer insights, public relations, social media, and marketing communications. Brian came to Medifast in June 2011 after a 14-year career with Fortune 500 Company, Stanley Black & Decker, where he held the position of Global Vice President of Marketing. In this position, Brian was charged with leadership for the company’s largest consumer products business segment. Brian earned his Bachelor of Arts degree from the University of Pennsylvania and his Masters of Business Administration degree from the Sellinger School of Business at Loyola University of Maryland where he serves as a guest lecturer. Brian is a graduate of Leadership Baltimore County and is active in the community as a youth football and basketball coach.

Joseph Kelleman, age 60, is the Vice President of Finance, Corporate Controller. Mr. Kelleman joined Medifast as Director of Finance – Supply Chain in February 2012 with over 30 years of experience in finance at Stanley Black & Decker, Inc. Prior to joining Medifast, Mr. Kelleman was the Global Operations Controller – CDIY Business at Stanley Black & Decker, Inc. from 2010 to 2012. From 2009 through 2010, Mr. Kelleman held the position of Director of Finance – Asian Operations having financial oversight for all Power Tool manufacturing in Asia and the global sourcing operations for the Company. From 2001 to 2009, Mr. Kelleman held the position of Director of Finance for the North American Power Tool Commercial Operations of Black & Decker and prior to that role held numerous positions of increasing responsibility over his career within the company. Mr. Kelleman received his Bachelor of Science Degree in Accounting from Mount St. Mary’s University.

Code of Conduct and Business Ethics and Corporate Governance Guidelines

Our Board has adopted a corporate Code of Conduct and Business Ethics applicable to our directors, officers, including our principal executive officer, principal financial officer and principal accounting officer, and employees, as well as Corporate Governance Guidelines, in accordance with applicable rules and regulations of the SEC and the NYSE. Each of our Code of Conduct and Business Ethics and Corporate Governance Guidelines are available on our website at http://ir.medifastdiet.com/ by following the links through “Investor Relations” to “Corporate Governance.”

Any amendment to, or waiver from, a provision of the Company’s Code of Conduct and Business Ethics with respect to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller will be posted on the Company’s website, http://ir.medifastdiet.com/.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. Directors, officers and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them. We have reviewed copies of reports provided to us, as well as other records and information. Based on that review, we concluded that all reports were timely filed in 2014, except as follows: (i) Mr. Barnum had 2 late Form 4 reports, which resulted in 2 stock grants by the Company (for an aggregate of 1,101 shares) being untimely reported; (ii) Mr. Bondroff had 2 late Form 4 reports, which resulted in 2 stock grants by the Company (for an aggregate of 1,201 shares) being untimely reported; (iii) Mr. Byrnes had 1 late Form 4 report, which resulted in 1 stock grant by the Company for 750 shares being untimely reported; (iv) Mr. Connolly had 2 late Form 4 reports, which resulted in 2 stock grants by the Company (for an aggregate of 1,224 shares) being untimely reported; (v) Mr. Gould had 2 late Form 4 reports, which resulted in 1 stock grant by the Company for 1,875 shares and 1 forfeiture of shares for tax withholdings of 657 shares being untimely reported; (vi) Mr. Kagen had 2 late Form 4 reports, which resulted in 1 stock grant by the Company for 1,875 shares and 1 forfeiture of shares for tax withholdings of 657 shares being untimely reported; (vii) Mr. MacDonald had 2 late Form 4 reports, which resulted in 1 stock grant by the Company for 30,000 shares and 1 forfeiture of shares for tax withholdings of 2,334 shares being untimely reported; (viii) Ms. Maguire had 2 late Form 4 reports, which resulted in 2 stock grants by the Company (for an aggregate of 915 shares) being untimely reported; (ix) Mr. McDaniel had 2 late Form 4 reports, which resulted in 2 stock grants by the Company (for an aggregate of 1,101 shares) being untimely reported; (x) Ms. Mills had 3 late Form 4 reports, which resulted in 1 stock grant by the Company for 1,094 shares and 2 forfeiture of shares for tax withholdings (for an aggregate of 1,083 shares), being untimely reported; (xi) Mr. Reece had 2 late Form 4 reports, which resulted in 2 stock grants by the Company (for an aggregate of 1,142 shares) being untimely reported; (xii) Mr. Reilly had 1 late Form 4 report, which resulted in 1 stock grant by the Company for 750 shares being untimely reported; (xiii) Mr. Robinson had 2 late Form 4 reports, which resulted in 1 stock grant by the Company for 3,750 shares and 1 forfeiture of shares for tax withholdings of 467 shares being untimely reported; (xiv) Mr. Sassano had 2 late Form 4 reports, which resulted in 2 stock grants by the Company (for an aggregate of 915 shares) being untimely reported; and (xv) Ms. Sheetz had 7 late Form 4 reports, which resulted in in 1 stock grant by the Company for 15,000 shares, 1 forfeiture of shares for tax withholdings of 1,167 shares, 1 initial reporting of indirect ownership of 95 shares, 2 indirect ownership stock grants by the Company (for an aggregate of 5,875 shares) and 2 indirect ownership forfeiture of shares for tax withholdings (for an aggregate of 2,071 shares) being untimely reported.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (“CD&A”)

Introduction

This Compensation Discussion and Analysis discusses our 2014 compensation program as it relates to our “named executive officers.” For 2014, our named executive officers are:

➢	Michael MacDonald – our Chief Executive Officer and Chairman of the Board
➢	Timothy Robinson – our Chief Financial Officer
➢	Margaret Sheetz – our President and Chief Operating Officer
➢	Brian Kagen- our Executive Vice President, Chief Marketing Officer
➢	Don Gould- our Executive Vice President of Technology
➢	Jeannette Mills – our former Executive Vice President, Take Shape for Life

Executive Summary

2014 was a year of transition for our company. We took actions during 2014 that we believe will position us for long-term profitability and growth. During 2014, we transitioned company-owned centers to a franchise model and expanded our product line. However, due in part to these actions, our revenue and net income decreased over 2013 levels, and certain other financial results did not reach our budgeted levels for 2014. Specifically, our financial results for 2014 included one-time charges related to our exit from the MWCC corporate center model and the sale of 41 centers to existing franchise partners, as well as the write-off of a franchise loan and certain legal expenses. Despite these results, we have delivered strong returns for our shareholders, as our one and three-year total stockholder return are approximately 28% and 144%, respectively.

We believe that it is important, during this time of transition, to retain the talented executives who can lead us to become a stronger company and to deliver value to our shareholders, but also to ensure that our executives are rewarded in line with the results that they deliver. In light of these challenges and of the negative results of the “say on pay” advisory vote held at our annual meeting of stockholders in 2014, we have focused in 2014 on assessing and improving our executive compensation policies and programs to effectively achieve our compensation goals: to attract, retain and motivate these highly qualified executives, and to align their interests with the interests of our stockholders. This assessment has resulted in the implementation of several new policies that help to align executive interests with the interests of our stockholders, which will ensure that our executives continue to be focused on long-term results. Our assessment of our compensation programs has continued into 2015, and we expect that we will continue to make changes to our programs to further achieve our compensation goals.

We spent a majority of the 2014 year following the “say on pay” advisory vote analyzing our compensation programs, and based on our analysis and the feedback we received, we made changes that we believe were necessary to strengthen the overall executive compensation program and address the concerns of our stockholders. The following is a summary of compensation actions taken during 2014.

2014 Actions
✓	Amended our 2012 Share Incentive Plan (the “2012 Plan”) to provide for a double-trigger in the event of a Change in Control on future grants of equity and equity-related awards.
✓	Amended our 2012 Plan to provide that dividends paid on performance-based restricted shares will only be paid at the time and to the extent the underlying restrictions lapse.
✓	Corrected actions taken in 2013 and 2014 in which equity and equity-based awards were granted in excess of the limits in the 2012 Plan, and improved our internal controls with respect to equity grant practices.
✓	No new grants of restricted shares to any of our named executive officers.

In addition to the above actions, we have continued our policies which are what we consider to be our ongoing “best practices” with respect to compensation.

Compensation Best Practices
✓	We do not provide excessive perquisites to our executives.
✓	Our executives will not be entitled to tax gross-ups under section 4999 of the Internal Revenue Code of 1986, as amended, if there is a change in ownership or control of Medifast.
✓	We do not provide supplemental retirement benefits to our executives.
✓	We do not have employment agreements with our executives.
✓	We provide only limited severance benefits to our CEO, President, and CFO.
✓	Approximately 83% of the target compensation for our CEO in 2014 was based on company performance or the performance of our stock.
✓	The 2012 Plan prohibits repricing of underwater stock options without stockholder approval.

2014 Say on Pay Advisory Vote Results and 2014 Compensation Actions

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), we held a “say on pay” advisory vote on executive compensation at our annual meeting of stockholders in 2014. At that meeting, only 28% of our stockholders voted in favor of our executive compensation proposal. Since that time, we have conducted an in-depth review of our compensation policies and programs, and have adopted several new policies to promote good governance and an alignment of the interests of our executives with our stockholders. We have also engaged in discussions with several of our stockholders, in order to better understand their concerns with our executive compensation policies and programs. These discussions were informative, and assisted us in understanding how our compensation programs can be better structured and how we can improve the understanding of our compensation programs by our stockholders. The chart below summarizes the main concerns raised by our stockholders and how we have responded to such concerns.

Stockholder Feedback		Medifast Response
➢	Annual cash bonus awards assumed to be discretionary.	➢	Our annual cash bonus awards are made pursuant to a plan with pre-established performance goals based on our financial performance. We have clarified our disclosure regarding the annual cash bonus awards.
➢	Restricted share awards to our CEO in 2013 were thought to be excessive.	➢	The restricted share awards granted to our CEO in 2013 were one-time grants – one as a reward for performance during 2012 and in consideration of his taking on the role of CEO, and the second as a retention award with a 7-year vesting schedule – and we have not historically granted restricted share awards on an annual basis.
➢	Perceived disconnect between CEO pay and Company performance.	➢	We have enhanced our disclosure of how we link CEO pay to performance, and we did not grant new restricted share awards to our CEO during 2014.
➢	Lack of stock ownership guidelines.	➢	We are currently considering stock ownership guidelines.
➢	Lack of a clawback policy.	➢	We are currently considering a clawback policy.
➢	Lack of anti-pledging policy.	➢	We are currently considering an anti-pledging policy.

The discussions we have engaged in with our stockholders have helped us understand the concerns with our compensation programs, and we hope to keep this dialogue open during our ongoing assessment of our compensation programs. Our “say-on-pay” advisory vote on executive compensation is required to be held no later than at our annual meeting of stockholders in 2017.

Compensation Philosophy

In today’s rapidly changing marketplace, it is important to locate and secure the talented individuals who will be able to steer our company to long-term success and to provide positive returns for our stockholders. Our executive compensation program is designed to attract, retain and motivate these highly qualified executives, and to align their interests with the interests of our stockholders.

➢	Attract: We compete with other companies in our industry for talent, and many of these companies are much larger and have higher revenues. We offer our executives competitive compensation packages, including sign-on awards, so that we can attract the talent needed to deliver quality results and position our company to succeed now and into the future.

➢	Retain: A stable management team benefits our strategic long-term goals, and ensures that we are managed by executives who have a deep knowledge and understanding of our company and the ability to make well informed decisions. We retain our executives by providing them competitive on-going pay packages, and tying a portion of their compensation to their long-term service with the company.

➢	Motivate: We believe in pay for performance. A large percentage of our executives’ compensation is based on our performance. The only fixed element of compensation for our executives is base salary, with the remainder of compensation based on our financial performance (our executive cash bonus plan and performance-based deferred shares) and the value of our stock (the retention awards granted to our senior executives periodically, stock options granted to our Executive Vice Presidents annually, and performance-based deferred shares). Placing the value of a portion of our executives’ pay at risk ensures that our executives will work to achieve our stated business objectives and create stockholder value.

➢	Align Interests with Stockholder Interests: It is vital for our executives to make decisions that will create positive results for our stockholders. We believe that the best way to ensure our executives understand the pressing concerns of stockholders is for our executives to be stockholders themselves, and to have a meaningful proportion of their compensation paid in shares. Since the value of the executive’s compensation is dependent on our share price, the executive is motivated to increase long-term company value.

Pay for Performance

Executive compensation at Medifast is focused on executive performance keyed to results. We provide fair and equitable compensation to our executives by combining conservative base pay, annual incentive awards paid based on our performance (consisting of both cash and performance-based deferred shares), and stock-based long-term incentives. The Compensation Committee has designed our executive compensation program so that performance-based and other variable pay elements (annual incentive awards and equity-based awards) constitute a significant portion of the targeted annual compensation that each executive is eligible to earn during the year. The total amount of compensation each executive could receive with respect to a fiscal year is variable based on our performance, which motivates our executives to focus on creating value for our stockholders.

The following charts demonstrate that these performance-based and variable pay elements comprised at least 80% of the targeted annual compensation for the Chief Executive Officer, 70% of the targeted annual compensation for the Chief Operating Officer/President, and 60% of the targeted annual compensation for the Chief Financial Officer.

For purposes of these charts, “fixed” compensation is the executive’s base salary, and “variable” is a combination of the target cash bonus, the grant date fair value of the deferred shares granted in connection with 2014 performance (assuming performance at the target level), and the grant date fair value of the portion of the restricted share awards that our CEO, President and CFO each received in 2013 that were scheduled to vest during 2014. We have included the grant date fair value of the restricted share awards granted in 2013 that vested during the 2014 because this is the amount the Compensation Committee took into consideration for compensation planning purposes when it granted the restricted share awards.

Realized Compensation

The amounts included in the Summary Compensation Table are calculated based on SEC regulations and do not reflect the actual amounts that our named executive officers will receive during the year – the totals in the Summary Compensation Table are much higher than the amounts each named executive officer will actually receive in the applicable year. The amounts included in the Summary Compensation Table are particularly misleading with respect to restricted share awards granted to our named executive officers, since the full grant date fair value of the awards are reported in the year of grant, and we have not historically granted restricted share awards to our named executive officers on an annual basis. Instead, we have historically made one-time grants of restricted share awards that vest over a long vesting period. As a result, our Summary Compensation Table is required to show a larger “total compensation” in the year in which a restricted share award is granted, and lower “total compensation” in the years in which no such awards are made. To illustrate the disconnect between the amounts reported in the 2014 Summary Compensation Table and the actual amounts realized by our CEO, the table below shows the amounts realized by our CEO, Michael MacDonald, in the applicable year, and the amount reported in the 2014 Summary Compensation Table.

Realized Compensation

The amounts in the “Summary Compensation Table” columns are as reported in the Total column of the 2014 Summary Compensation Table. The amounts in the “Realized Compensation” column include (a) base salary, (b) actual cash bonus earned for the applicable year, (c) the value on vesting of deferred shares that vest and are paid during the applicable year (which relate to performance in the prior year), (d) the value on vesting of restricted shares that vest during the year, (e) the value realized from the exercise of stock options during the year, and (f) all other compensation paid (or earned) during the applicable year (which is included in the “All Other Compensation” column of the Summary Compensation Table for the applicable year). The Summary Compensation Table amounts for 2013 and 2014 reflect the re-grant of certain restricted share and deferred share awards in 2014, discussed below under “Long-Term Compensation Correction During 2014.”

CEO Compensation and Company Results

Our focus on pay for performance can best be demonstrated through a comparison of our total stockholder return and our CEO’s realized pay over the same period. Since our CEO took the position in February 2012, we have delivered excellent returns for our stockholders. Our one and three-year total stockholder return are approximately 28% and 144%, respectively. The realizable pay for our CEO is directly linked to the value of our stock and to the positive returns for our stockholders. Due to the increase in the value of our stock, our CEO’s realized compensation for this period has increased as well.

To demonstrate the linkage between CEO pay and Company performance, the chart below compares our CEO’s realized pay (as disclosed above) for the last three fiscal years to our total stockholder return for that period. The total stockholder return is based on the amount that a stockholder would have at the end of each fiscal year, assuming $100 was invested in the beginning of 2012.

How Compensation Decisions are Made

Role of Compensation Committee

The Compensation Committee is responsible for developing and approving the executive compensation program for all executive officers, including the named executive officers, and for reviewing, approving and, where appropriate, recommending to the full Board for approval, our incentive compensation and equity-based plans. The Compensation Committee is also responsible for the creation and periodic review of the overall executive compensation philosophy, the analysis and assessment of any material risk to the Company related to our compensation programs, and the determination of the components and levels of executive compensation.

Role of Management

The Compensation Committee works closely with members of our management team in designing our executive compensation programs, including Mr. MacDonald, our CEO, and Mr. Robinson, our CFO and Jeanne Uphouse, Executive Vice President, Human Resources. Our management team evaluates the performance of our executives (other than our CEO), and makes recommendations as to the compensation levels of our executives and the goals for our short-term incentives. The advice of our management is important in order for the Compensation Committee to design compensation programs that align to corporate goals and our strategic direction. All compensation decisions are made by the Compensation Committee in its sole discretion.

Use of Peer Group

The Compensation Committee measures the total direct compensation (which includes base pay, annual cash and stock-based incentives and stock-based long-term incentives) of each executive against other organizations in the general weight-loss industry. There is a wide variety of diet products and programs which comprise the weight loss industry, which include a wide variety of commercial weight loss programs, pharmaceutical products, weight loss books, self-help diets, dietary supplements, appetite suppressants and meal replacement shakes and bars. Some of our competitors are substantially larger than we are, and have considerably greater financial resources than we have. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining executive leadership with an attractive compensation package. The Company targets total direct compensation for each executive near median for organizations in the general weight-loss industry, with the mix of pay (base pay, annual cash incentives and long-term incentives) designed to reflect a strong bias towards pay for performance by placing a majority of target compensation at risk.

Each year, the Compensation Committee compares the total direct compensation for our executives to compensation paid by an industry peer group approved by the Compensation Committee. The criteria used to identify the peer group were: (1) industry — Medifast competes for talent with other healthy living and wellness companies and general weight-loss industry companies of similar and larger size; and (2) financial scope — our management talent should be compensated similar to that of companies of a similar and larger size in terms of revenues.

For 2014, the peer group was comprised of the following five corporations. The peer group revenue range is from $214 million to $4.9 billion.

•	NutriSystem Inc.,
•	Nutraceutical, Inc.,
•	Herbalife Ltd.,
•	USANA Health Sciences, and
•	Weight Watchers International Inc.

Role of Compensation Consultants and Survey Data

During Fiscal 2013, the Compensation Committee engaged an independent executive compensation consultant firm, Keating Advisors, LLC. (“Keating”), to advise and make recommendations regarding Medifast’s executive compensation program. Keating provided advice with respect to compensation through June 2014. The Compensation Committee has evaluated the independence of Keating and concluded that no conflict of interest exists that would prevent Keating from independently advising the Compensation Committee.

In addition to advice provided by Keating the Compensation Committee utilized the following materials, along with other resources and tools, to render compensation decisions for 2014: (i) surveys and reports of executive compensation paid by other public companies with characteristics similar to ours and (ii) professionally published surveys from Towers Watson, WTPF Compensation Survey, Direct Selling Association Management Compensation & Benefits Survey, Economic Research Institute Salary Assessor, and HRA-NCA. These materials and other resources help to provide us with solid benchmarks for each component of our executive compensation package as well as a general understanding of best practices of companies in our industry who are competing for with us for top talent.

Elements of Executive Compensation

Our executive compensation program has three main elements: base salary, annual incentive bonus (cash and equity), and long-term equity awards.

Base Salary

Base salary is the only element of fixed compensation that we provide to our executives. Our base salary determinations principally reflect the skills and performance levels of our individual executives, the needs of the Company, and pay practices of comparable public companies within the general health and wellness diet industry.

It is not our policy to pay our executive officers at the highest base salary level. Instead, we establish executive base salaries below the midpoint level relative to our peers. The Compensation Committee evaluates our executives’ base salaries on an annual basis and asks for input and recommendations from the CEO and CFO and then considers (i) the particular executive’s role and responsibilities; (ii) his or her level of performance, achievements, and contributions to the Company; (iii) current market data and salary levels for such executive’s particular position; and (iv) the total compensation paid to such executive. We believe this policy sets a prudent and fiscally responsible tone for the Company’s overall base salary compensation program.

In 2014, the salary increases were based on Keating engaged in a general market study of base salaries in our industry, and base salaries were adjusted to be in line with the median salary level as determined in the study. Base salary for 2014 for each named executive officer is illustrated below:

Name	2014 Base Salary
Mr. MacDonald	$635,400
Mr. Robinson	$317,700
Ms. Sheetz	$423,600
Mr. Kagen	$266,400
Mr. Gould	$220,000
Ms. Mills	$242,050

Annual Incentive Bonus

Our annual incentive bonus awards are paid to participants in a combination of cash and performance-based deferred shares. These bonus awards principally reflect the Company’s financial performance and achievement of corporate objectives approved by our Board. The executive cash bonus plan and the performance-based deferred share awards are designed to reward our executives for the achievement of shorter-term financial goals, predominantly revenue growth, profitability, and cash flow. In consultation with the Chairman and CEO, the Compensation Committee evaluates, adjusts and approves the target cash bonus and the amount of deferred shares to be granted to each executive officer. In determining the target amounts for each executive, the Compensation Committee and the Chairman and CEO consider each executive’s contribution to current and long-term corporate goals, and value in the labor market.

The financial targets for the annual cash and equity incentives are set based on the annual budget approved by the Board during the first quarter of 2014, and are intended to reward executives if the financial performance projections are met.

For 2014, the financial targets were based on corporate revenue, income before tax, and cash flow. The performance targets were the same for both the cash and the deferred share components of the annual incentive bonus. However, as discussed below, the deferred shares have an additional service requirement, and only vest if the executive remains employed for an additional year after the end of the performance period.

The Compensation Committee set the target for pre-tax profit at $40.7 million, the target for corporate revenue at $388.2 million, and net increase in cash and cash equivalents at $26.2 million (excluding adjustments from / to investment accounts, treasury stock repurchases and change in year over year deferred income tax and Income tax payable balances versus last year). The target performance level is set to promote solid performance in line with our budget for the year. The executive is eligible to receive an amount greater than the target if performance is greater than the target level. The components of the incentive plan outlined below are in place to focus the organization towards achieving growth/improved market share, shareholder value, and the effective use of cash.

The financial targets for annual cash and equity incentives are divided into three components as follows:

•	Corporate Revenue: 25% of the total target payout is based on the achievement of our corporate revenue target. For 2014, the corporate revenue target was $388.2 million in net revenue, an increase of 8.8% over 2013 net revenue of $356.9 million.

•	Income Before Tax (“IBT”): 50% of the total target payout is based on a pre-tax profit target of $40.7 million, an increase of 19.0% over 2013 IBT of $34.2 million.

•	Cash Flow: 25% of the total target payout is based an increase in cash and cash equivalents of $26.2 million. Cash flow is defined as total cash generated adjusted for treasury stock repurchases and the change in year over year deferred income tax and income tax payable year end balances versus last year or adjustments from/to investment accounts.

Each performance goal was assigned a target, as described above, along with a threshold level and a maximum level, which increase or decrease the payout for executives. The financial targets, along with the threshold and maximum level for each of these goals and the actual performance are set forth below.

Goal	Percentage of Total Bonus Payout	Threshold	Target	Maximum for EVPS	Maximum for CEO, President and CFO
Net Revenue	25%	$340 million	$388.2 million	$402.8 million	$410.8 million
Income Before Tax (1)	50%	$34 million	$40.7 million	$48 million	$52.0 million
Net Increase in Cash and Cash Equivalents(2)	25%	$21.5 million	$26.2 million	$30.2 million	$34.2 million

(1) Income Before Tax, for purposes of determining payouts under the executive cash bonus plan, may be adjusted for certain non-recurring items as approved by the Compensation Committee.

(2) Defined as total cash generated adjusted for treasury stock purchases and the change in year over year deferred income tax and income tax payable year end balances versus 2013 or adjustments from/to investment accounts.

To the extent that the actual performance with respect to a performance goal is above or below the target, the portion of the bonus attributable to that performance goal is increased or decreased accordingly. After the end of the fiscal year, our Compensation Committee reviews our financial results, and determines the final achievement of each of the performance goals and the actual bonus amount that was earned and is payable to each of our executives. The Compensation Committee has the discretion to increase or decrease the award payable to any executive in its sole discretion, based on the Compensation Committee’s assessment of that executive’s individual performance during the year.

Our financial results for 2014 included certain one-time charges which were outside of the control of our executive team related to our exit from the MWCC corporate center model and the sale of 41 centers to existing franchise partners, as well as the write-off of a franchise loan and certain expenses related to 13D filers. In December 2014, our Compensation Committee examined our financial results to date, both including and excluding the assets, liabilities, operating results and cash flows relating to these one-time expenses, which were expected to be included in the Company’s financial statements in December 2014. The Compensation Committee determined that these expenses could not have been anticipated at the beginning of the performance period, and should not be included in the determination of the actual performance for purposes of the annual incentive bonus. The Compensation Committee also determined that the executive team had performed admirably during the 2014 fiscal year. The Compensation Committee amended the 2014 annual incentive cash and equity incentives such that the threshold payout would be the minimum payment that the executives would receive with respect to 2014.

The actual results with respect to 2014 performance (including discontinued operations as well as non-GAAP adjustments) are set forth in the table below:

Goal	Actual Performance (In Millions)
Net Revenue	$307.8
Income Before Tax (1)	$32.7
Net Increase in Cash and Cash Equivalents (2)	$25.0

(1) Income before tax was adjusted to exclude certain one-time expenses recorded in 2014, including the Company’s gain/loss on the sale of corporate centers, the write-off of a franchise loan, and certain legal expenses.

(2) Cash flow was adjusted to exclude certain one-time impacts on cash recorded in 2014 to include the cash impact the Company realized regarding the gain/loss on the sale of corporate centers, the write-off of a franchise loan, and certain legal expenses.

Cash Component

The target incentive cash bonus amount for each of our named executive officers for 2014 is set forth below, along with the minimum amount they were entitled to, the maximum amount that each executive would have been entitled to for above-target performance, and the actual bonus amount for 2014.

Name	Minimum Payout	Target Payout	Maximum Payout	Actual Payout
Mr. MacDonald	$317,700	$635,400	$1,906,200	$317,700
Mr. Robinson	$95,310	$190,620	$571,860	$95,310
Ms. Sheetz	$211,800	$423,600	$1,270,800	$211,800
Mr. Kagen	$53,280	$106,560	$213,120	$53,280
Mr. Gould	$46,596	$93,192	$186,384	$46,596
Ms. Mills	$48,410	$96,800	$193,640	$0(1)

(1) Ms. Mills did not earn an annual incentive cash bonus due to her termination of employment on September 12, 2014.

Performance-Based Deferred Share Component

The equity portion of our annual incentive bonus is composed of performance-based deferred shares. The performance goals and targets are the same as the goals and targets for the cash portion of the annual incentive bonus. At the end of the year, the Compensation Committee reviews our results and determines the number of performance-based deferred shares that will be deemed “earned.” The earned deferred shares are paid to the executives as restricted shares with a one year vesting period. The target number of performance-based deferred shares for each of our named executive officers for 2014 is set forth below, along with the minimum number of shares they are entitled to, the maximum number that each executive would have earned for above-target performance, and the actual amount earned with respect to 2014 performance, which will vest in full December 31, 2015.

Name	Minimum Number of Deferred Shares	Target Number of Deferred Shares	Maximum Number of Deferred Shares	Actual Number of Deferred Shares
Mr. MacDonald	20,000	40,000	80,000	20,000
Mr. Robinson	5,000	10,000	20,000	5,000
Ms. Sheetz	10,000	20,000	40,000	10,000
Mr. Kagen	1,250	2,500	5,000	1,250
Mr. Gould	1,250	2,500	5,000	1,250
Ms. Mills	1,250	2,500	5,000	0(1)

(1) The Deferred Shares held by Ms. Mills were forfeited upon her termination of employment on September 12, 2014.

Long-Term Compensation

Our Compensation Committee provides long-term compensation to our executives in the form of equity or equity-based awards, in order to incentivize them to create stockholder value, and to align their interests with the interests of our stockholders. We generally grant these awards in the form of restricted shares or stock options, as described below. Other than with respect to the corrective action discussed below under the heading “Long-Term Compensation Correction During 2014”, we granted only performance-based deferred shares (described above under “Annual Incentive Bonus”) and stock options to our named executive officers during 2014, and we did not grant any restricted shares to our named executive officers. The description of restricted share awards and retention awards below relates to awards granted in 2013.

Restricted Share Awards

We have not historically made grants of restricted shares on an annual basis to our named executives officers. Instead, our Compensation Committee has generally made one-time grants of restricted shares that vest over long periods. We grant restricted shares as sign-on awards, long-term retention awards, or, in some cases, rewards for exceptional performance. We believe that these larger one-time restricted share awards with long vesting schedules assist us in retaining our executives and encourage our executives to create long-term stockholder value.

With the exception of the restricted shares granted to our CEO as a result of the corrective actions described below in the section titled “Long-Term Compensation Correction During 2014”, we did not grant any restricted shares to any of our named executive officers in 2014. However, each of our CEO, President and CFO received a grant of retention shares in 2013, as described below.

Retention Shares

During 2013, our Compensation Committee made grants of restricted shares to Mr. MacDonald (100,000), Ms. Sheetz (50,000), and Mr. Robinson (12,000) that are referred to herein as Retention Shares. These grants have a particularly long vesting schedule. The Retention Shares are meant to retain the services of these executives over the seven year vesting schedule (five years for Mr. Robinson), and to reward them for their performance over that period. Retention Shares are not granted on an annual basis to our executives. The vesting schedule of the Retention Shares is nested in such a way as to be the equivalent of making a smaller grant each year for five years (three years for Mr. Robinson) that vests over three years. The Compensation Committee determined that, rather than making an award each year, the award should be granted at one time. This would give the executives some certainty as to their compensation and incentivize them to create long-term stockholder value to increase the value of their awards. Taking this unique vesting schedule into account, the value of the Retention Shares in each tranche was comparable to similar annual grants made to CEOs of our peer companies.

The Retention Shares granted to Mr. MacDonald and Ms. Sheetz vest in five equal tranches, with each tranche vesting over a three year period, as illustrated below:

	Total Shares In Tranche	Year of Vesting
		2014	2015	2016	2017	2018	2019	2020
Mr. MacDonald	20,000	6,666	6,667	6,667
	20,000		6,666	6,667	6,667
	20,000			6,666	6,667	6,667
	20,000				6,666	6,667	6,667
	20,000					6,666	6,667	6,667
Ms. Sheetz	10,000	3,333	3,333	3,334
	10,000		3,333	3,333	3,334
	10,000			3,333	3,333	3,334
	10,000				3,333	3,333	3,334
	10,000					3,333	3,333	3,334

The Retention Shares granted to Mr. Robinson vest in three equal tranches, with each tranche vesting over a three year period, as illustrated below:

	Total Shares In Tranche	Year of Vesting
		2014	2015	2016	2017	2018
Mr. Robinson	4,000	1,333	1,333	1,334
	4,000		1,333	1,333	1,334
	4,000			1,333	1,333	1,334

Other Restricted Share Grants

Our Compensation Committee also made certain restricted share grants in 2013 to executives in addition to the grants set forth above.

•	Mr. MacDonald received a restricted share grant of 100,000 shares in January 2013, in recognition of his performance during 2012 and in consideration of his stepping into the CEO role during 2012. These restricted shares were meant to serve as a sign-on grant for Mr. MacDonald even though they were not granted until 2013, and the number of restricted shares was determined to be reasonable based on our competition for talent in the market and Mr. MacDonald’s experience. These restricted shares vest in equal annual installments over a five year period.

•	Ms. Mills received a restricted share grant of 10,000 shares in June 2013, in connection with her stepping into the role of Executive Vice President, Take Shape for Life. These shares vest in equal annual installments over a five year period. In connection with her termination on September 12, 2014, we accelerated a pro-rata portion of the restricted shares that would have vested had she remained employed through the next vesting date, and the remaining restricted shares were forfeited.

Stock Options

Our Compensation Committee granted stock options to our Executive Vice Presidents in both 2013 and 2014, but stock options have not been granted to our CEO, President, or CFO. The Compensation Committee determined that our CEO, President and CFO hold adequate equity awards, as described above, to align their interests with stockholders, to retain their services, and to reward them for positive results that they have created. Stock options help us maintain a competitive level of total compensation for our Executive Vice Presidents, and are an important part of our effort to attract, retain, and motivate high-quality talent in key positions.

We grant stock options to our Executive Vice Presidents rather than restricted shares in order to incentivize them to create stockholder value and to retain their services. Stock options are granted with an exercise price equal to the fair market value of our shares on the date of grant, and have value only if the stock price increases from that date. We generally intend for our stock options to qualify as “incentive” stock options, which provide certain tax benefits for the grantee. Stock options vest 33% each year on the anniversary of the date of grant and have a term of 10 years from the date of grant. The number of stock options granted to each Executive Vice President is determined on a discretionary basis, rather than by a formula. We do not time the grant of our options to coincide with the announcement of any financial results.

Long-Term Compensation Correction During 2014

Following a review in 2014 of our compensation awards and procedures, our Compensation Committee determined that it had inadvertently exceeded the limit on grants of awards of restricted shares and deferred shares to an individual during a 12-month period under the 2012 Plan with respect to grants made to Mr. MacDonald during 2013 and 2014 and to Ms. Sheetz during 2014.

We promptly took corrective action. Mr. MacDonald and Ms. Sheetz agreed that the portion of the award of 100,00 restricted shares granted to Mr. MacDonald on January 2, 2013, the award of 100,000 restricted shares granted to Mr. MacDonald on February 19, 2013, the award of 80,000 performance-based deferred shares granted to Mr. MacDonald on February 19, 2013, the award of 80,000 performance-based deferred shares granted to Mr. MacDonald on February 5, 2014, and the award of 40,000 performance-based deferred shares granted to Ms. Sheetz on February 5, 2014 exceeded the limit on grants of awards under the 2012 Plan, and would be cancelled and forfeited. The amount of the remaining awards did not exceed the limits on grants to an individual during a 12-month period.

The Board amended the 2012 Plan to provide that no participant may be granted more than 150,000 restricted shares or deferred shares during a calendar year, as disclosed on the Form 8-k filed on June 17, 2014.

The Compensation Committee determined that, while the awards were mistakenly made in excess of the limits in the 2012 Plan, the awards themselves were reasonable and in line with the compensation philosophy described above. The Compensation Committee thereafter granted new awards of restricted shares and deferred shares to Mr. MacDonald and Ms. Sheetz, subject to the same vesting schedules and performance criteria as the cancelled awards. These awards were granted in compliance with the limits on grants of restricted shares or deferred shares to an individual during a calendar year under the amended 2012 Plan. The Compensation Committee has taken actions since the date of the corrective action to strengthen its internal controls and procedures, to ensure that no similar mistakes occur in the future.

As a result of the cancellation and re-grant of these awards during 2014, the Summary Compensation Table disclosure with respect to 2014 shows a level of compensation for Mr. MacDonald that is much larger than the amount the Compensation Committee intended to award him in 2014. SEC rules require that we include the value of the replacement grants in the 2014 compensation of Mr. MacDonald, even though the Compensation Committee did not intend to grant these awards in 2014. Conversely, we have adjusted the 2013 compensation in the Summary Compensation Table so that the value of the portion of the grants made in 2013 that were cancelled and forfeited as a result of corrective action taken by our Compensation Committee are not included in Mr. MacDonald’s 2013 compensation amounts, since the portions of the grants that are in excess of the limits in the plan are deemed ineffective under the terms of the 2012 Plan. We have included an additional column in for Mr. MacDonald in the Summary Compensation Table, as well as an illustrative table in the “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table” below, which displays what Mr. MacDonald’s 2013 and 2014 Summary Compensation Table disclosure would have been had there been no need for the corrective action with respect to his equity and equity-based awards.

Retirement Benefits

Executives may participate in the Company 401(k) retirement plans on the same terms and conditions, including Company matching provisions, as other employees.

Perquisites

It is our general practice not to provide significant perquisites or personal benefits to our executives. The Compensation Committee considers and awards reasonable perquisites or personal benefits to executives as necessary to accomplish the objectives under our compensation philosophy. In 2014, the Compensation Committee decided to provide perquisite allowances in an amount equal $10,000 net of all tax obligations. The amount of the perquisite allowance for each of our executives is set forth below. This perquisite allowance is intended to cover the basic perquisites that a typical executive would expect to receive.

2014 Perquisite Allowance
Mr. MacDonald	$14,185
Mr. Robinson	$17,141
Ms. Sheetz	$15,656
Mr. Kagen	$18,211
Mr. Gould	$17,928
Ms. Mills	$18,293

Severance Benefits

We have entered into severance agreements generally only with our senior executives, including our CEO, President and CFO. The severance agreements contain provisions regarding severance benefits upon certain terminations of employment, including a termination by the Company without “cause” or by the executive for “good reason”. The severance benefits provided to our CEO, President and CFO under these agreements consist of one year of continued payment of base salary, the annual bonus (cash and stock) that he or she would have been entitled to receive for the year of termination if the performance goals are reached (paid at the target level at the time such bonuses are paid to other employees), and continued participation in our health and welfare plans for one year. Severance benefits provide some security for our executives during times of uncertainty, and allow them to focus their attention on leading the Company. Severance benefits are typical for executives in these senior positions in our industry, and it is necessary for us to offer such benefits in order to attract the talent needed for our success. We believe that these severance benefits are an important factor in the retention of our executives, while still remaining modest in the overall marketplace.

We provided severance payments and benefits to Ms. Mills upon her termination of employment on September 12, 2014, which are set forth in greater detail under the heading “Potential Payments Upon Termination” below.

Our other named executive officers do not have severance agreements, and would be entitled to severance benefits only under any general severance policy that we may put in place from time to time or as are determined at the time of their termination.

Other Compensation

We do not currently provide pension arrangements, post-retirement health coverage, or similar benefits for our executives or employees. In 2014, we paid health, life, and disability insurance premiums on behalf of our executives, all on the same terms as those that we provided to all of the Company’s employees.

Anti-Hedging Policy

Our insider trading policy contains a strict anti-hedging policy. Our executives and directors are prohibited from engaging in hedging, monetization transactions or similar arrangements involving our stock, including short sales, margin transactions, and buying put or call options.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was an officer or employee while serving on the Compensation Committee during Fiscal 2014, or has ever been an officer of Medifast or its subsidiaries. No executive officer of Medifast has served as a director or a member of the Compensation Committee of another entity that has one or more executive officers who are also members of our Board or Compensation Committee.

Compensation Committee Report

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in the Company’s Annual Report on Form 10-K. Based on the review and discussions referred to above, we recommend to the Board that the Compensation Discussion and Analysis referred to above be included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014.

COMPENSATION COMMITTEE OF THE BOARD

Carl E. Sassano, Chairman

Jerry D. Reece

Harvey C. “Barney” Barnum

Catherine T. Maguire

ANALYSIS OF RISK INHERENT IN OUR COMPENSATION POLICIES AND PRACTICES

The Compensation Committee has conducted a risk assessment of all of our compensation policies and practices to ensure that they do not foster risk taking above the level of risk associated with our business model. Based upon that review and a review by management of the Company’s internal controls, the Compensation Committee has concluded that the Company’s compensation programs do not encourage executives or other employees to take inappropriate risks that are reasonably likely to have a material adverse effect on the Company.

The Compensation Committee based its conclusion on a variety of factors, including the following specific aspects of the Company’s compensation practices:

•	Our annual incentive compensation program is based on balanced performance metrics that promote disciplined progress towards longer-term Company goals;

•	We do not offer significant short-term incentives that might drive high-risk investments at the expense of long-term Company and shareowner value;

•	At the senior management and executive levels, our compensation programs are weighted towards offering incentives that reward sustainable performance by requiring continued service to receive payment; and

•	All of our compensation awards are capped at reasonable and sustainable levels, as determined by a review of our economic position and prospects, as well as the compensation offered within our peer group and by comparable companies.

2014 Summary Compensation Table

The following table sets forth the annual and long-term compensation for the last three fiscal years of the Company’s Chairman of the Board and Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer and President, the Executive Vice President and Chief Marketing Officer, the Executive Vice President of Technology and the former Executive Vice President of Take Shape For Life. These individuals are our “Named Executive Officers” for fiscal year 2014.

		Salary	Bonus	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)		($)(2)		($)		($)(3)	($)

Michael C. MacDonald	2014	635,400	-	5,039,300	(4)	-		317,700		27,071	6,019,471
Chairman of the Board	2013	600,000	-	1,273,900	(4)	-		675,000	(8)	12,886	2,561,786
Chief Executive Officer	2012	344,231	-	-		-		815,150	(8)	1,321	1,160,702

Timothy G. Robinson	2014	317,700	-	132,600		-		95,310		26,138	571,748
Chief Financial Officer	2013	285,000	-	382,095		-		202,500	(8)	70,275	939,870

Margaret Sheetz	2014	423,600	-	265,200	(5)	-		211,800		24,595	925,195
Chief Operating Officer	2013	400,000	-	1,576,900		-		450,000	(8)	8,939	2,435,839
President	2012	247,115	-	-		-		582,500	(8)	6,083	835,698

Brian Kagen	2014	266,400	-	33,150		30,740		53,280		28,171	411,741
Executive Vice President
Chief Marketing Officer

Don Gould	2014	232,980	-	33,150		30,740		46,596		26,233	369,699
Executive Vice President	2013	220,000		45,488		28,659		55,000		8,135	357,282
Technology	2012	220,000	-	-		-		174,900	(8)	4,114	399,014

Jeannette Mills (6)	2014	383,091	-	55,141		30,740		-		281,221	750,193
Executive Vice President,	2013	132,000	-	343,987		19,629	(7)	34,271	(8)	5,297	535,184
Take Shape For Life

(1) Amounts shown represent the aggregate grant date fair value of the stock awards in the year indicated, computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation reflected in these columns, see Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report. The values do not correspond to the actual value that will be recognized by the named executives at the time such awards vest. With respect to the award of performance-based deferred shares to each of our named executive officers during 2014, the amount included in the grant date fair value of the number of deferred shares that were earned based on our performance for 2014 (or, for Ms. Mills, the number of deferred shares that would have been earned had she remained employed for the full year). The maximum value of such deferred shares were: $2.1 million, $0.5 million, $1.1 million, $0.1 million, $0.1 million and $0.1 million for Mr. MacDonald, Mr. Robinson, Ms. Sheetz, Mr. Kagen, Mr. Gould, and Ms. Mills, respectively. Ms. Mills forfeited the deferred shares upon her termination on September 12, 2014. For information with respect to the individual performance-based awards made in fiscal year 2014, please see the 2014 Grants of Plan-Based Awards Table.

(2) Amounts shown represent the aggregate grant date fair value of the option awards in the year indicated, computed in accordance with FASB ASC Topic 718. The values do not correspond to the actual value that will be recognized by the named executives at the time such awards are exercised. For information with respect to the stock option awards made in fiscal year 2014, please see the 2014 Grants of Plan-Based Awards Table.

(3) The amounts reported in this column represent the perquisite allowances, Company’s matching contributions under the 401(K) plan and contributions to group term life insurance and health savings accounts. Mr. MacDonald’s all other compensation total includes group term life insurance contributions, $11,500 in matched 401(K) plan contributions made by the Company and a $14,200 perquisite allowance. Mr. Robinson’s all other compensation total includes group term life insurance contributions, health savings account contributions, matched 401(K) plan contributions and a $17,141 perquisite allowance. Ms. Sheetz’s all other compensation total includes group term life insurance contributions, matched 401(K) plan contributions, and a $15,656 perquisite allowance. Mr. Kagen’s all other compensation total includes group term life insurance contributions, health savings account contributions, matched 401(K) plan contributions, and a $18,211 perquisite allowance. Mr. Gould’s all other compensation total includes group term life insurance contributions, health savings account contributions, matched 401(K) plan contributions, and a $17,928 perquisite allowance. Ms. Mills’ all other compensation total includes group term life insurance contributions, matched 401(K) plan contributions, a $18,293 perquisite allowance, and $256,015 in severance benefits.

(4) The amount in Mr. MacDonald’s Stock Awards column for 2013 does not include the value of certain restricted share and deferred share awards granted to him during 2013 that were determined to be in excess of the limits on individual grants under the 2012 Plan and are not considered to be effective. The amount in Mr. MacDonald’s Stock Awards column for 2014 does not include the grant of performance-based deferred shares that was determined to be in excess of the limits on individual grants under the 2012 Plan and was not considered to be effective. These awards were re-granted in 2014, and the value of the re-grants are included in the Stock Awards column for 2014. For more information on these awards, please see the section titled “Long-Term Compensation Correction During 2014” above.

(5) The amount in Ms. Sheetz’s Stock Awards column for 2014 does not include the grant of performance-based deferred shares that was determined to be in excess of the limits on individual grants under the 2012 Plan and was not considered to be effective. This award was re-granted in 2014, and the value of the re-grant is included in the Stock Awards column for 2014. For more information on this award, please see the section titled “Long-Term Compensation Correction During 2014” above.

(6) Ms. Mills resigned from the Company effective September 12, 2014 and the unvested portion of her awards were forfeited.

(7) The stock options awarded to Ms. Mills on May 31, 2013 were inadvertently not included in the 2013 Summary Compensation Table. This was due to an accounting issue regarding the date of grant. The 2013 amount has been updated.

(8) These amounts reflect cash bonus payments in accordance the compensation plan. The balances were improperly reflected in the “Bonus” column on the prior years’ Summary Compensation Table and have been corrected in this filing.

2014 Grants of Plan-Based Awards Table

The following table outlines all stock awards granted to named executive officers during fiscal 2014. All awards were granted under the 2012 Share Incentive Plan, which was approved by stockholders.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)		Threshold (#)	Target (#)	Maximum (#)

Michael C. MacDonald	2/5/2014	317,700	635,400	1,906,200
Chairman of the Board	2/5/2014					20,000	40,000	80,000					530,400	(1)
Chief Executive Officer	6/17/2014					20,000	40,000	80,000					530,400	(2)
	6/17/2014								30,000	(3)			727,800	(5)
	6/17/2014								150,000	(4)			3,781,100	(6)

Timothy G. Robinson	2/5/2014	95,310	190,620	571,860
Chief Financial Officer	2/5/2014					5,000	10,000	20,000					132,600	(9)

Margaret Sheetz	2/5/2014	211,800	423,600	1,270,800
Chief Operating Officer,	2/5/2014					10,000	20,000	40,000					265,200	(7)
President	6/17/2014					10,000	20,000	40,000					265,200	(8)

Brian Kagen	2/5/2014	53,280	106,560	213,120
Executive Vice President	2/5/2014					1,250	2,500	5,000					33,150	(9)
Chief Marketing Officer	2/5/2014										2,000	26.52	30,740	(10)

Don Gould	2/5/2014	46,596	93,192	186,384
Executive Vice President	2/5/2014					1,250	2,500	5,000					33,150	(9)
of Technology	2/5/2014										2,000	26.52	30,740	(10)

Jeannette Mills	2/5/2014	48,410	96,820	193,640	(13)
Executive Vice President,	2/5/2014					1,250	2,500	5,000					33,150	(11)
Take Shape For Life	2/5/2014										2,000	26.52	30,740	(12)

(1) The reflected grant is for deferred shares for 2014 performance that was erroneously granted in excess of the allowed limits in the 2012 Share Plan Agreement. These shares were cancelled and re-granted on June 17, 2014, see note (2) below.

(2) The reflected grant is a regrant of the deferred shares granted for 2014 performance that were made in excess of the allowed limits in the 2012 Share Plan Agreement. The requirements for receiving these shares are outlined in the “Target Bonus” section outlined above. This award will vest in entirety on December 31, 2015. Upon regrant, the terms of the grant did not materially change; and therefore, the grant date fair value is based on the stock price as of the original grant date, February 5, 2014.

(3) On February 19, 2013, a deferred shares performance grant was issued and on February 5, 2014 it was approved that the payout under the plan would be 30,000 shares. The grant was made in excess of the 2012 Share Plan Agreement allowances and was therefore cancelled and reissued as deferred shares on June 17, 2014. These shares vested in full on December 31, 2014.

(4) On January 2, 2013, a grant for 100,000 shares was made for 2012 performance and on February 19, 2013 a grant of 100,000 retention shares was made vesting in tranches over a 7 year period. Both of these grants were erroneously made in excess of the 2012 Share Plan Agreement allowances and therefore were cancelled and regranted as restricted stock on June 17, 2014. The regrant includes 70,000 shares related to the January 2, 2013 2012 performance grant and 80,000 shares related to the February 19, 2013 retention grant. The 70,000 shares will vest as follows: 10,000 shares on January 2, 2015, 20,000 shares on January 2, 2016, 20,000 shares on January 2, 2017, and 20,000 shares on January 2, 2018. The 80,000 shares will vest in accordance with the following schedule: 6,667 shares on February 19, 2015, 13,333 shares on February 19, 2016, 20,000 shares on February 19, 2017, 20,000 shares on February 19, 2018, 13,333 shares on February 19, 2019, and 6,667 shares on February 19, 2020. The terms of these grants did not materially change.

(5) As the terms of the grant did not materially change, the grant date fair value is based on the original grant date, February 19, 2013, stock price of $24.26.

(6) As the terms of the grant did not materially change, the grant date fair value is based on the stock price as of the original grant dates, January 2, 2013 ($26.29) and February 19, 2013 ($24.26).

(7) The reflected grant is for deferred shares for 2014 performance that was erroneously granted in excess of the allowed limits in the 2012 Share Plan Agreement. These shares were cancelled and re-granted on June 17, 2014, see note (8) below.

(8) The reflected grant is a regrant of the deferred shares granted for 2014 performance that were made in excess of the allowed limits in the 2012 Share Plan Agreement. The requirements for receiving these shares are outlined in the “Target Bonus” section outlined above. This award will vest in entirety on December 31, 2015. Upon regrant, the terms of the grant did not materially change; and therefore, the grant date fair value is based on the stock price as of the original grant date, February 5, 2014.

(9) These awards are deferred shares granted for 2014 performance and will vest in full on December 31, 2015. The requirements for receiving the awards are outlined in the "Target Bonus" section outlined above.

(10) These options vest over a 3 year period beginning on the anniversary of the grant date and have a 10 year term.

(11) The award is deferred shares granted for 2014 performance that were forfeited by Ms. Mills on September 12, 2014 when she resigned from the Company. The requirements for receiving the award are outlined in the “Target Bonus” section outlined above.

(12) These options vest over a 3 year period beginning on the anniversary of the grant date and have a 10 year term. Ms. Mills forfeited all 2,000 options on September 12, 2014 when she resigned from the Company.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

We do not have employment agreements with any of our named executive officers. We have entered into severance agreements with Mr. MacDonald, Ms. Sheetz, and Mr. Robinson, which provide for severance payments and benefits upon certain terminations of employment, which are described in further detail below under the heading “Potential Payments Upon Termination or Change in Control.”

Annual Incentive Bonus

Our annual incentive bonus has a cash component and a performance-based deferred share component, with the earned shares vesting one year after the end of the performance period. For 2014, our named executive officers received 50% of their target cash bonus amounts based on our performance in 2014, which is set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. The performance-based deferred shares were deemed to be earned at the minimum level based on our performance, and the value of such deferred shares are included in the “Stock Awards” column of the Summary Compensation Table. These deferred shares will not be fully vested until December 31, 2015, provided the executive remains employed through that date. Ms. Mills did not receive an annual cash bonus and all performance-based deferred shares were forfeited upon her termination of employment. A more detailed discussion of our annual incentive bonus is included above under the heading “Annual Incentive Bonus”.

Corrective Action With Respect to Certain Long-Term Compensation

As discussed above under the heading “Long-Term Compensation Correction During 2014”, we took actions during 2014 to correct certain grants of restricted shares and performance-based deferred shares made to Mr. MacDonald during 2013 and 2014 and Ms. Sheetz during 2014 that were in excess of the limit on grants to an individual during a 12-month period under our 2012 Plan. The Summary Compensation Table reflects the value of these corrected grants in the 2014 column entitled “Stock Awards.” For Mr. MacDonald, the values in the “Stock Awards” column for 2013 have been adjusted to remove the value of the grants that were deemed to be ineffective due to this correction.

As a result of the corrective action, the amounts in the “Total Compensation” column of the Summary Compensation Table for 2013 and 2014 do not reflect the intentions of the Compensation Committee with respect to Mr. MacDonald’s compensation, as the amounts included in 2014 compensation include amounts intended to be granted in 2013. The table below more accurately reflects the intention of the Compensation Committee with respect to Mr. MacDonald’s compensation.

		Salary	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Michael C. MacDonald	2014	635,400	530,400	317,700	27,071	1,510,571
Chairman of the Board	2013	600,000	5,782,800	675,000	12,886	7,070,686
Chief Executive Officer

As noted above, however, the “Total Compensation” for 2014 for Mr. MacDonald does not reflect the value actually received by Mr. MacDonald during 2014, and “Total Compensation” for 2013 includes the value of awards granted in 2013 that have a vesting period of up to seven years. For a more accurate display of the value of compensation received by Mr. MacDonald with respect to 2014, see “Realized Compensation” above.

Outstanding Equity Awards at 2014 Fiscal Year-End Table

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexcercised Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that have not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)(1)

Michael C. MacDonald					150,000(6)	5,032,500
Chairman of the Board					10,000(7)	335,500
Chief Executive Officer					13,334(8)	447,356
					20,000(2)	671,000

Timothy G. Robinson					3,750(3)	125,813
Chief Financial Officers					10,667(4)	357,878
					5,000(2)	167,750

Margaret Sheetz					15,000(3)	503,250
Chief Operating Officer, President					46,667(5)	1,565,678
					10,000(2)	335,500

Brian Kagen	666	1,334	24.26	2/19/2023
Executive Vice President	-	2,000	26.52	2/5/2024
Chief Marketing Officer					1,250(2)	41,938

Don Gould	666	1,334	24.26	2/19/2023
Executive Vice President of Technology	-	2,000	26.52	2/5/2024
					1,250(2)	41,938

(1)   The market value of shares of stock that have not vested is based on the closing price of our common stock on December 31, 2014, or $33.55 per share.

(2)  The deferred shares will vest in full on December 31, 2015.

(3)  The deferred shares will vest in full on January 1, 2015.

(4)  The restricted stock will vest according to the following schedule: 2,666 shares on February 19, 2015; 4,000 shares on February 19, 2016; 2,667 shares on February 19, 2017, and 1,334 shares on February 19, 2018.

(5)  The restricted stock will vest according to the following schedule: 6,666 shares on February 19, 2015; 10,000 shares on February 19, 2016; 10,000 shares on February 19, 2017, 10,000 shares on February 19, 2018, 6,667 shares on February 19, 2019, and 3,334 shares on February 19, 2020.

(6)  The restricted stock is a regrant of two awards granted in 2013 which contained different vesting schedules. The vesting schedules of the original awards were kept intact resulting in the following vesting schedule: 10,000 shares on January 2, 2015; 6,666 shares on February 19, 2015; 20,000 shares on January 2, 2016; 13,333 shares on February 19,2016; 20,000 shares on January 2, 2017; 20,000 shares on February 19, 2017; 20,000 shares on January 2, 2018; 20,000 shares on February 19, 2018; 13,334 shares on February 19, 2019; and 6,667 shares on February 19, 2020.

(7)  The restricted stock will vest on January 2, 2015.

(8)  The restricted stock will vest 6,667 shares on February 19, 2015 and 6,667 shares on February 19, 2016.

2014 Option Exercises and Stock Vested Table

The following table sets forth information regarding stock vesting for the Named Executive Officers during 2014 and the resulting value realized.

	Stock Awards
	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)(1)

Michael C. MacDonald	20,000	634,800
Chairman of the Board	20,000	521,600
Chief Executive Officer	30,000	1,006,500
	6,666	178,982

Timothy G. Robinson	1,333	35,791
Chief Financial Officer

Margaret Sheetz	20,000	583,000
Chief Operating Officer	3,333	89,491
President

Brian Kagen	1,875	49,725
Executive Vice President
Chief Marketing Officer

Don Gould	1,875	49,725
Executive Vice President of Technology

Jeannette Mills	2,000	62,860
Executive Vice President, Take Shape For Life	667	21,991

(1) Represents the number of shares vested multiplied by the fair market value of the common stock on the vesting date.

Potential Payments upon Termination or Change in Control

Mr. MacDonald, Mr. Robinson and Ms. Sheetz

On June 19, 2013, the Company executed certain severance agreements with each of the Company’s Chairman and CEO; CFO; and President and COO.

Under the terms of these agreements, in the event of a termination of employment by the Company without “Cause” or by any of these executives with “Good Reason,” the officer would be eligible to receive the following as severance (in addition to receiving all accrued but unpaid salary and accrued vacation as of the termination date):

i.	the executive’s then-current annual salary, which will be paid in accordance with the Company’s regular payroll practices, for a period of one (1) year following the date of termination;

ii.	the annual bonus, including any cash or stock that the executive would have been entitled to had he or she been employed for the entire calendar year (provided that the related performance metrics are satisfied), at the target level, which will be paid when such consideration is normally paid to executives in accordance with the Company’s regular practices; and

iii.	continued coverage under the Company’s health, disability and other insurance benefits for a period of one (1) year following the termination date.

In addition, under the terms of these agreements, and notwithstanding anything to the contrary in the Company’s 2012 Plan or in any other agreement between the executive and the Company, upon the occurrence of a “Change of Control” as defined in the 2012 Plan, any and all awards previously granted under the plan, will become immediately and fully vested and, to the extent applicable, exercisable as of the date immediately prior to such Change of Control.

For purposes of these agreements, the Company will have “Cause” to terminate the executive’s employment in the event that the executive violates any material provision of the Company’s Code of Conduct and Business Ethics.

For purposes of these agreements, these executives will be deemed to have “Good Reason” to terminate his or her employment if any of the following occur: (i) a material diminution in title, status, authority, duties or responsibilities, including the imposition of any requirement that the executive report to a person other than the CEO; (ii) any material reduction in compensation from the executive’s current total compensation, including current base salary and bonuses; (iii) the Company’s breach of any of its obligations under the agreement, provided, however, if cure is possible, the failure by the Company to cure the circumstance or breach within 30 days after receiving notice from the executive; (iv) the relocation of the executive’s work location by more than 50 miles from the current location in Baltimore, Maryland; and (v) the failure by any successor of the Company to assume in writing the Company’s obligations under this agreement.

The payments and benefits to be provided under these agreements are subject to certain confidentiality, non-solicitation and non-disparagement provisions.

Mr. Kagen and Mr. Gould

We do not have employment agreements or severance arrangements with Mr. Kagen or Mr. Gould. Upon a termination of employment, they would not be entitled to any cash severance from the Company or the acceleration of any equity awards.

Ms. Mills

Ms. Mills left the Company on September 12, 2014 to pursue other opportunities. We did not have any severance obligations to Ms. Mills under any employment agreement or other severance policy. However, we agreed to continue to pay Ms. Mills’ base salary for a period of 55 weeks following her termination of employment and to continue her participation in our medical, dental and/or vision plans during that period. We also agreed to accelerate and vest on a pro-rata basis, the portion of the 10,000 restricted shares granted to her in connection with her hiring that would have vested on the next vesting date following her termination. No adjustments were made to the restricted shares granted to her in 2013 in connection with her service to the Board of Directors that will vest on January 1, 2015. All other unvested equity awards held by Ms. Mills were forfeited in their entirety. Ms. Mills executed a general release of claims in favor of the Company and bound by a covenant not to compete for six months following her termination.

Potential Payments Upon Termination or Change in Control Table

The table below details the payments and benefits that would be provided to each of our named executive officers if he or she was terminated by the Company without Cause or terminated employment for Good Reason, or if a Change in Control occurred, in each case on December 31, 2014. For Ms. Mills, the table details the payments and benefits actually received by her in connection with her termination of employment on September 12, 2014.

Name	Severance	Annual Cash Bonus (1)	Health, Disability and Insurance Benefits	Restricted Shares (2) (unvested)	Performance-Based Shares (2) (unvested)	Stock Options (2) (unvested)
Michael C. MacDonald
Termination Without Cause or for Good Reason	635,400	635,400	18,474	5,815,356	1,262,000	-
Change in Control	-	-	-	5,815,356	1,262,000	-

Timothy G. Robinson
Termination Without Cause or for Good Reason	317,700	190,620	15,818	483,691	315,500	-
Change in Control	-	-	-	483,691	315,500	-

Margaret Sheetz
Termination Without Cause or for Good Reason	423,600	423,600	29,501	2,068,928	631,000	-
Change in Control	-	-	-	2,068,928	631,000	-

Brian Kagen
Termination Without Cause or for Good Reason	-	-	-	-	-	-
Change in Control	-	-	-	-	-	-

Don Gould
Termination Without Cause or for Good Reason	-	-	-	-	-	-
Change in Control	-	-	-	-	-	-

Jeannette Mills
Termination on September 12, 2014	256,015	-	11,360	21,991	-	-

(1) The annual cash bonus reflects the target cash bonus that the executive would have been entitled to receive under our 2014 Annual Incentive Bonus program, without pro-ration since the assumed date of termination is also the last day of the fiscal year.

(2) The value of the restricted shares, performance-based shares, and stock options that would be accelerated upon a termination of employment is based on the value of our common stock on December 31, 2014, which was $33.55. The restricted shares column represents the grants outlined in the Outstanding Equity Awards table on page 25 except the unvested performance-based deferred shares that were granted in 2014 and earned based on 2014 performance that are reflected in the Performance-Based Shares column.

Compensation of Directors

The non-employee directors of Medifast receive an annual stock grant for their service on the Board. In Fiscal 2014, each non-employee director received 750 shares of restricted stock and 5,000 stock options. The Lead Director received 850 shares of restricted stock. The number of shares and options received was prorated for directors who joined the Board mid-year in 2013. Stock options are granted at the February meeting of the Board and vest over a three year term, and restricted shares vest on January 1, 2016. In Fiscal 2014, directors also received a meeting fee of $7,500 for attending a quarterly Board meeting and between $500 and $4,000 for attending a quarterly committee meeting (depending on the committee and the position held). The committee fees and Board meeting fees may, at each director’s election, be received in cash or common shares (equivalent in value to 120% of the cash value of the compensation based on the stock price on the last day of the quarter). All common shares granted in lieu of compensation vest on the respective quarter-end date. For additional committee meetings or board service, directors receive $1,500 per day or a pro rata portion thereof. Employee directors do not receive any additional compensation for their services as director.

The following table contains information concerning the compensation of our non-employee Directors during 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)
Harvey C. Barnum	844	60,761	76,851	138,456
Barry B. Bondroff	3,719	72,430	76,851	153,000
Kevin G. Byrnes	35,219	19,890	44,835	99,944
Charles P. Connolly	2,156	75,129	76,851	154,136
Catherine T. Maguire	18,625	39,749	76,851	135,225
John P. McDaniel	1,313	60,761	76,851	138,925
Jerry D. Reece	938	65,529	76,851	143,317
Rev. Donald F. Reilly, O.S.A.	34,563	19,890	76,851	131,304
Carl E. Sassano	18,521	39,152	22,410	80,093

(1) Amounts are calculated based on the aggregate grant date fair value of these awards computed in accordance with FASB ASC Topic 718, “Stock Compensation,” excluding the effect of estimated forfeitures. The assumptions and methodologies used to calculate these amounts are discussed in Note 2 to our Consolidated Financial Statements included in the Company’s Annual Report. Under generally accepted accounting principles, compensation expense with respect to stock awards granted to our employees is recognized over the vesting periods of the applicable rewards.

(2) Amounts are based on the aggregate grant date fair value of the option awards, computed in accordance with FASB ASC Topic 718.

Our non-employee directors held the following outstanding awards as of December 31, 2014:

Name	Outstanding Restricted Stock Awards (#)	Outstanding Stock Option Awards (#)
Harvey C. Barnum	1,500	5,000
Barry B. Bondroff	1,600	5,000
Kevin G. Byrnes	1,188	2,917
Charles P. Connolly	1,500	5,000
Catherine T. Maguire	1,500	5,000
John P. McDaniel	1,500	5,000
Jerry D. Reece	1,500	5,000
Rev. Donald F. Reilly, O.S.A.	1,500	5,000
Carl E. Sassano	969	1,458

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS, AND EXECUTIVE OFFICERS

The following table sets forth, as of April 28, 2015, information with respect to the beneficial ownership of our common stock by:

•	each person known to us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of the NEOs set forth in the Summary Compensation Table; and

•	all of our current directors and executive officers as a group.

The number of shares beneficially owned by each person, director, or NEO is determined under Rule 13d-3 of the Exchange Act; this information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares with respect to which the person has the right to acquire sole or shared voting or investment power on or before June 27, 2015 (60 days after April 28, 2015) through the exercise of any stock option, warrant or other right. Unless we indicate otherwise, each person has sole investment and/or voting power with respect to the shares set forth in the following tables.

Except as otherwise indicated, the address for each person below is c/o Medifast, Inc., 3600 Crondall Lane, Suite 100, Owings Mills, Maryland 21117.

Name of Beneficial Owner	Title	Shares Beneficially Owned (1)	Percent of Outstanding Common Stock (%)
Visium Asset Management, L.P. (2) c/o Visium Asset Management, L.P. 888 7th Avenue New York, NY 10019		1,325,458	10.93%
ModusLink Global Solutions, Inc. (3) 1601 Trapelo Road Waltham, MA 02154		1,260,925	10.40%
BlackRock, Inc. (4) 40 East 52nd Street New York, NY 10022		1,098,074	9.06%
Engaged Capital, LLC (5) 610 Newport Center Drive, Suite 250 Newport Beach, CA 92660		718,670	5.93%
Michael C. MacDonald (6)	Director, Chairman of the Board & Chief Executive Officer	340,988	2.81%
Margaret Sheetz (7)	Director, President & Chief Operating Officer	416,912	3.44%
Donald F. Reilly (8)	Director	29,650	*
Charles P. Connolly	Director	46,030	*
Barry B. Bondroff, CPA (8)	Director	25,246	*
John P. McDaniel	Director	21,289	*
Catherine T. Maguire (8)	Director	15,074	*
Harvey C. Barnum (8)	Director	8,742	*
Jerry D. Reece (8)	Director	8,792	*
Jason L. Groves	Director, Executive Vice President & General Counsel	21,697	*
Kevin G. Byrnes	Director	2,952	*
Carl E. Sassano	Director	4,196	*
Timothy G. Robinson	Chief Financial Officer	17,716	*
Jeannette M. Mills	Former Executive Vice President, Take Shape for Life	12,549	*
Brian Kagen	Executive Vice President, Chief Marketing Officer	5,054	*
Don Gould	Executive Vice President of Technology	8,054	*

All current directors and executive officers as a group (17 persons):		979,392	8.08%

*	Shares held represent less than 1% of the total number of outstanding shares of common stock of the Company.

(1)	Based on 12,124,699 shares outstanding at April 28, 2015. In calculating the percentage of ownership, all shares of common stock of which the identified person or group has the right to acquire beneficial ownership on or before June 27, 2015, are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by that person or group. These shares are not, however, deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person or group.

(2)	Based solely on information reported on Schedule 13G, as amended, filed by Visium Asset Management, LP on April 8, 2014. As reported in such filing, Visium Asset Management, LP has shared voting power with respect to 1,274,351 shares and share dispositive power with respect to 1,325,458 shares and an aggregate beneficial ownership of 1,325,458 shares of the Company’s common stock.

(3)	Based solely on information reported on Schedule 13D filed by ModusLink Global Solutions, Inc. on August 14, 2014. As reported in such filing, ModusLink Global Solutions, Inc. has shared dispositive power with respect to 1,260,925 shares and an aggregate beneficial ownership of 1,260,925 shares of the Company’s common stock.

(4)	Based solely on information included in a Schedule 13G/A filed with the SEC by BlackRock, Inc. (“BlackRock”) on January 15, 2015. In such filing BlackRock indicates that it has sole voting power with respect to 1,067,062 shares of our common stock and sole dispositive power with respect to 1,098,074 shares of our common stock.

(5)	Based solely on information included in a Schedule 13 D/A filed with the SEC by Glenn W. Welling and Engaged Capital, LLC (“Engaged”) on April 7, 2015. In such filing Engaged indicates that it has sole voting and dispositive power with respect to 718,670 shares of our common stock.

(6)	Includes 92,656 shares that are pledged as collateral for loans.

(7)	Includes 5,149 indirect shares owned by Ms. Sheetz’ spouse.

(8)	The following shares are held in joint accounts: Mr. Reilly holds 289,1650 shares in joint accounts with The Brothers of the Order of Hermits of St Augustine and has no pecuniary interest in the shares, Mr. Bondroff holds 23,046 shares in a joint account with his spouse, Ms. Maguire holds 15,074 shares in joint accounts with the Sisters of Mercy, Mr. Barnum holds 1,869 shares in a living trust, and Mr. Reece holds 7,727 shares in a trust account.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board has established a policy and certain procedures that must be followed prior to any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, with a “related person” (as defined by the SEC’s rules and regulations). Under this policy, the Nomination Committee monitors and reviews issues involving potential conflicts of interest involving officers and directors of the Company, including reviewing all related party transactions (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest).

Please see “Item 10. Information Concerning Our Board of Directors – Director Independence” for information concerning director independence.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table outlines the aggregate fees billed to the Company for the fiscal years ended December 31, 2014 and 2013 by the Company’s principal accounting firm, McGladrey.

31

	2014	2013
Audit Fees	$350,000	$249,000
Audit- Related Fees	-	-
Tax Fees	99,000	148,000
All Other Fees	5,000	4,000
Total	$454,000	$401,000

Audit Fees: The amounts noted above for Audit Fees include the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audits of the Company’s consolidated annual financial statements and local subsidiaries’ annual financial statements, reviews of the Company’s quarterly financial statements, attestation of internal control over financial reporting, as required by the Sarbanes-Oxley Act, Section 404 and comfort letters, consents and other services related to SEC matters.

Tax Fees: The amounts noted above for Tax Fees include tax compliance and advisory services.

All Other Fees: The amounts noted above for All Other Fees include fees incurred for the review of the Company’s annual Franchise Disclosure Document and other services not reported above.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accountant

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accountant. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accountant.

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

For each proposed service, the independent registered public accountant is required to provide detailed back-up documentation at the time of approval to permit the Audit Committee to make a determination whether the provision of such services would impair the independent registered public accountant’s independence.

The Audit Committee has approved in advance certain permitted services whose scope is routine across business units, including statutory or other financial audit work for non-U.S. subsidiaries that is not required for Exchange Act audits.

The Audit Committee pre-approved all audit, audit-related, tax and other services provided by McGladrey LLP during fiscal year 2014 in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report

1. The financial statements are included in Item 8 of the Original Form 10-K.

2. Financial Statement Schedules are included in Item 8 of the Original Form 10-K.

3. Exhibits

Reference is made to the Exhibit Index on page 34 of this Form 10-K/A for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April 2015.

MEDIFAST, INC.

/s/ Michael C. MacDonald
Michael C. MacDonald
Chief Executive Officer
(Principal Executive Officer)
Dated: April 30, 2015

/s/ Timothy G. Robinson
Timothy G. Robinson
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: April 30, 2015

INDEX TO EXHIBITS

No.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

