Form 10-Q
period 2015-03-31
MEDIFAST INC
filed 2015-05-11
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock outstanding at May 11, 2015 was 12,124,699.

Medifast, Inc. and subsidiaries

Item 1. Financial Statements

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$33,423,000	$24,459,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $397,000 and $354,000	2,306,000	1,650,000
Inventory	14,186,000	15,735,000
Investment securities	27,955,000	28,185,000
Income taxes, prepaid	3,897,000	5,099,000
Prepaid expenses and other current assets	2,814,000	2,875,000
Deferred tax assets	2,978,000	3,727,000
Current assets of discontinued operations	18,000	184,000
Total current assets	87,577,000	81,914,000

Property, plant and equipment - net	32,507,000	33,477,000
Other assets	162,000	497,000
Long-term assets of discontinued operations	19,000	22,000

TOTAL ASSETS	$120,265,000	$115,910,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$25,468,000	$21,854,000
Current maturities of capital leases	234,000	232,000
Current liabilities of discontinued operations	2,348,000	4,858,000
Total current liabilities	28,050,000	26,944,000

Other liabilities:
Capital leases, net of current portion	183,000	242,000
Deferred tax liabilities	5,493,000	5,492,000
Long-term liabilities of discontinued operations	1,712,000	2,756,000
Total liabilities	35,438,000	35,434,000

Stockholders' Equity:
Common stock; par value $.001 per share; 20,000,000 shares authorized; 12,391,652 and 12,365,690 issued 12,124,699 and 12,075,764 issued and outstanding	12,000	12,000
Additional paid-in capital	951,000	1,132,000
Accumulated other comprehensive income	523,000	435,000
Retained earnings	83,341,000	78,897,000
Total stockholders' equity	84,827,000	80,476,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$120,265,000	$115,910,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue	$73,364,000	$79,233,000
Cost of sales	19,594,000	21,309,000
Gross Profit	53,770,000	57,924,000

Selling, general, and administrative	47,258,000	48,313,000

Income from operations	6,512,000	9,611,000

Other income
Interest and dividend income, net	132,000	135,000
Other income	148,000	184,000
	280,000	319,000

Income from continuing operations before income taxes	6,792,000	9,930,000
Provision for income taxes	2,376,000	3,385,000

Income from continuing operations	4,416,000	6,545,000
Income (loss) from discontinued operations, net of tax	28,000	(578,000)
Net income	$4,444,000	$5,967,000

Basic earnings per share
Earnings per share from continuing operations	$0.36	$0.49
Earnings (Loss) per share from discontinued operations	$0.00	$(0.04)
Earnings per share	$0.36	$0.45

Diluted earnings per share
Earnings per share from continuing operations	$0.36	$0.49
Earnings (Loss) per share from discontinued operations	$0.00	$(0.04)
Earnings per share	$0.36	$0.45

Weighted average shares outstanding -
Basic	12,108,202	13,160,294
Diluted	12,196,794	13,248,156

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$4,444,000	$5,967,000
Other comprehensive income, net of tax
Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	175,000	103,000
Adjustment for net (gains)/losses realized and included in net income, net of tax	(87,000)	(91,000)
Total change in unrealized (gains)/losses on marketable securities, net of tax	88,000	12,000

Other comprehensive income	88,000	12,000

Comprehensive income	$4,532,000	$5,979,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Three Months Ended March 31, 2015

(Unaudited)

	Number of Shares Issued	Par Value $0.001 Amount	Additional Paid- In Capital	Retained Earnings	Accumulated other comprehensive income	Total
Balance, December 31, 2014	12,365,690	$12,000	$1,132,000	$78,897,000	$435,000	$80,476,000

Shares issued to executives and directors	25,962
Share-based compensation			529,000			529,000
Net shares repurchased for employee taxes			(875,000)			(875,000)
Share-based compensation tax benefit			165,000			165,000
Net income				4,444,000		4,444,000
Net change in unrealized gain on investments					88,000	88,000

Balance, March 31, 2015	12,391,652	$12,000	$951,000	$83,341,000	$523,000	$84,827,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$4,444,000	$5,967,000
Income (loss) from discontinued operations, net of tax	28,000	(578,000)
Income from continuing operations	4,416,000	6,545,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	1,877,000	2,029,000
Realized (gain) loss on investment securities, net	(118,000)	(188,000)
Share-based compensation	529,000	774,000
Deferred income taxes	(154,000)	(381,000)
(Gain) on disposal of fixed assets	-	(32,000)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(656,000)	(204,000)
Inventory	1,549,000	2,120,000
Prepaid expenses and other current assets	16,000	(67,000)
Other assets	335,000	2,000
Accounts payable and accrued expenses	3,615,000	(82,000)
Income taxes	1,202,000	610,000
Net cash provided by operating activities- continuing operations	12,611,000	11,126,000
Net cash used in operating activities- discontinued operations	(2,513,000)	(505,000)
Net cash provided by operating activities	10,098,000	10,621,000
Cash Flow from Investing Activities:
Sale of investment securities	2,022,000	3,572,000
Purchase of investment securities	(1,526,000)	(7,943,000)
Purchase of property and equipment	(907,000)	(1,182,000)
Net cash used in investing activities- continuing operations	(411,000)	(5,553,000)
Net cash used in investing activities- discontinued operations	-	(42,000)
Net cash used in investing activities	(411,000)	(5,595,000)
Cash Flow from Financing Activities:
Repayment of long-term debt and capital leases	(57,000)	(55,000)
Decrease in note receivable	45,000	7,000
Net shares repurchased for employee taxes	(875,000)	-
Excess tax benefits from share-based compensation	165,000	-
Net cash used in financing activities- continuing operations	(722,000)	(48,000)
Net cash used in financing activities- discontinued operations	-	-
Net cash used in financing activities	(722,000)	(48,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,965,000	4,978,000
Cash and cash equivalents - beginning of the period	24,459,000	36,382,000
Cash and cash equivalents - end of period	$33,424,000	$41,360,000

Supplemental disclosure of cash flow information:
Interest paid	$10,000	$53,000
Income taxes paid	$295,000	$2,687,000

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

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. The accompanying condensed unaudited interim consolidated financial statements should be read in conjunction with the 2014 audited financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K, as amended, filed with the SEC for the year ended December 31, 2014 (“2014 Form 10-K”).

2.	Presentation of Financial Statements

The Company’s condensed consolidated financial statements include the accounts of Medifast, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.	Recent Accounting Pronouncements

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information, except for:

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requires the Company to recognize revenue for the transfer of goods or services to customers for the amount the Company expects to be entitled in exchange for those goods or services. The Company will be required to identify the contract, identify the relevant performance obligations, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize the revenue when the entity satisfies a performance obligation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016; however, the Financial Accounting Standards Board has proposed delaying the effective date to annual periods beginning after December 15, 2017. Management is currently evaluating the effect that the provisions of ASU 2014-12 will have on the Company’s financial statements.

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

Inventories consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Raw Materials	$3,692,000	$4,410,000
Packaging	1,105,000	920,000
Non-food Finished Goods	879,000	1,108,000
Finished Goods	8,817,000	9,689,000
Reserve for Obsolete Inventory	(307,000)	(392,000)
	$14,186,000	$15,735,000

6.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31:

	Three Months Ended March 31,
	2015	2014
Numerator:
Income from continuing operations	$4,416,000	$6,545,000
Income (loss) from discontinued operations	28,000	(578,000)
Net income	$4,444,000	$5,967,000

Denominator:
Weighted average shares of common stock outstanding	12,108,202	13,160,294
Effect of dilutive common stock equivalents	88,592	87,862

Weighted average shares of common stock outstanding	12,196,794	13,248,156

EPS:
Basic earnings per share
Earnings per share from continuing operations	$0.36	$0.49
Earnings (loss) per share from discontinued operations	$0.00	$(0.04)
Earnings per share	$0.36	$0.45

Diluted earnings per share
Earnings per share from continuing operations	$0.36	$0.49
Earnings (loss) per share from discontinued operations	$0.00	$(0.04)
Earnings per share	$0.36	$0.45

The calculation of diluted earnings per share excluded 79,925 and 59,542 options outstanding for the three months ended March 31, 2015 and 2014, respectively, that could potentially dilute base earnings per share in the future.

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

The following table represents cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$32,242,000	$-	$-	$-	$32,242,000	$32,242,000	$-

Level 1:
Money Market Accounts	1,181,000	-	-	-	1,181,000	1,181,000	-
Mutual Funds	10,508,000	124,000	(99,000)	-	10,533,000	-	10,533,000
Corporate Equity Securities	3,785,000	709,000	(51,000)	-	4,443,000	-	4,443,000
Government & Agency Securities	4,396,000	68,000	(1,000)	10,000	4,473,000	-	4,473,000
	19,870,000	901,000	(151,000)	10,000	20,630,000	1,181,000	19,449,000

Level 2:
Municipal Bonds	3,448,000	73,000	(7,000)	21,000	3,535,000	-	3,535,000
Corporate Bonds	4,880,000	65,000	(4,000)	30,000	4,971,000	-	4,971,000
	8,328,000	138,000	(11,000)	51,000	8,506,000	-	8,506,000

Total	$60,440,000	$1,039,000	$(162,000)	$61,000	$61,378,000	$33,423,000	$27,955,000

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$23,894,000	$-	$-	$-	$23,894,000	$23,894,000	$-

Level 1:
Money Market Accounts	565,000	-	-	-	565,000	565,000	-
Mutual Funds	10,733,000	63,000	(129,000)	-	10,667,000	-	10,667,000
Corporate Equity Securities	3,408,000	695,000	(31,000)	-	4,072,000	-	4,072,000
Government & Agency Securities	4,559,000	49,000	(5,000)	15,000	4,618,000	-	4,618,000
	19,265,000	807,000	(165,000)	15,000	19,922,000	565,000	19,357,000

Level 2:
Municipal Bonds	3,652,000	78,000	(7,000)	28,000	3,751,000	-	3,751,000
Corporate Bonds	5,022,000	29,000	(12,000)	38,000	5,077,000	-	5,077,000
	8,674,000	107,000	(19,000)	66,000	8,828,000	-	8,828,000

Total	$51,833,000	$914,000	$(184,000)	$81,000	$52,644,000	$24,459,000	$28,185,000

The Company had realized gains of $118,000 and $188,000 for the three months ended March 31, 2015 and 2014, respectively.

9.	Shared-based Compensation

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the price of the Company’s common stock, dividend yield and the risk-free interest rate. Options outstanding as of March 31, 2015 vest over a period of three years with an expiration term of ten years. The exercise price of these options ranges from $24.26 to $31.55. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each award. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company historically has not issued dividends and therefore does not utilize a dividend yield in the calculation. The weighted average input assumptions used and resulting fair values were as follows:

	2015	2014
Expected life (in years)	6	6
Risk-free interest rate	1.72%	1.61%
Expected volatility	52.69%	63.15%

Dividend yield	-	-

The following table summarizes the stock option activity:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	67,375	$26.05
Granted	53,500	31.55
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2015	120,875	$28.49	9.20	264,084
Exerciseable at March 31, 2015	36,281	$26.29	8.68	137,633

The weighted-average grant date fair value of options granted was $16.00. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of March 31, 2015 was approximately $1.3 million and is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with terms up to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	333,676	$25.31
Granted	8,980	31.55
Vested	(75,703)	25.08
Forfeited	-	-
Unvested at March 31, 2015	266,953	$25.59

The total costs of the options and restricted awards vested and charged against income during the three months ended March 31, 2015 and 2014 was $530,000 and $774,000, respectively. The Company accrued an additional $349,000 and $338,000 for performance awards for the three months ended March 31, 2015 and 2014, respectively. The cost of the 2015 awards will depend on the Company’s fiscal 2015 performance and will be finalized and approved at the first Board of Directors meeting in 2016. The cost recognized during the quarter is based on the performance that management expects the Company will achieve as of March 31, 2015. The total income tax benefit recognized in the consolidated statements of income for these restricted stock awards was approximately $210,000 and $243,000 for the three months ended March 31, 2015 and 2014, respectively. The total tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards for the three months ended March 31, 2015 was $165,000. No tax benefit was recognized in additional paid-in capital upon vesting of the restricted stock awards in the three months ended March, 31 2014. There was approximately $5.4 million of total unrecognized compensation cost related to restricted stock awards as of March 31, 2015. The cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

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

The following table presents sales by channel for the three months ended March 31, 2015 and 2014:

	2015	2014

Medifast Direct	$14,426,000	$17,144,000
Take Shape For Life	52,102,000	56,966,000
Medifast Weight Control Centers- Franchise	4,681,000	3,588,000
Medifast Wholesale	2,155,000	1,535,000
Net Revenue	$73,364,000	$79,233,000

11.	Contingencies

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenen”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for defamation, market manipulation and unfair business practices, alleging a scheme of market manipulation of Medifast stock for Defendants’ for monetary gain, and damaging the business reputation of Medifast and its Take Shape For Life division. Bradley T. MacDonald, former Executive Chairman of Medifast and a stockholder, joined the lawsuit individually.  The lawsuit seeks $270 million in compensatory damages, punitive damages, and ancillary relief.  In March 2011, the District Court granted in part and denied in part certain Anti-SLAPP Motions to Strike (i.e. motions to dismiss) previously filed by all Defendants.  The Company appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenen in the 9th Circuit Court of Appeals.  Defendant FitzPatrick’s motion was denied as to the Company’s defamation claim, and FitzPatrick appealed that portion of the Court’s ruling.  On June 4, 2014, the Panel of the 9th Circuit Court of Appeals issued a decision, denying FitzPatrick’s appeal and remanding to the District Court for further consideration; reversing the District Court’s decision as to Minkow and remanding for further consideration; denying MacDonald’s appeal in its entirety; and denying Medifast’s appeal as to Coenen.  On September 26, 2014, the District Court obtained jurisdiction of the case once again and the parties set a briefing schedule on the outstanding issues remanded by the Ninth Circuit. Coenen filed a motion for attorneys’ fees, which Medifast has opposed. The Court issued an Order on the motion, granting it in part and denying it in part, on March 24, 2015. Judgment was entered on behalf of Coenen on April 21, 2015.

The Company entered into guarantee agreements with two key franchisee partners in order to support them obtaining additional funding to expand their business into new markets. This is in line with the Company’s long-term strategy of expanding the franchise business utilizing knowledgeable franchise partners. The loans associated with these agreements have been paid in full. The first guarantee provides financial coverage for a $1.0 million loan and a $1.0 million line of credit. The variable rate term loan has a 2 year term expiring in September 2015; payment calculations assume a 7 year amortization with a balloon payment due at the end of the term. The line of credit has a two year term expiring in September 2015. The franchisee associated with these loans failed to pay the monthly obligations and the Company paid off the loans in April 2015. The Company is a secondary guarantor on the loan and line of credit and has pursued personal recourse against the franchise owner. The second guarantee provides financial coverage for a $1.4 million loan and was paid in full in March 2015. The variable rate term loan has a 2 year term expiring in October 2015; payment calculations assume a 7 year amortization with a balloon payment due at the end of the term. The Company is the third guarantor on these loans and has recourse against another entity owned by the franchisee and the franchisee owner(s) themselves should it be deemed necessary.

12. Discontinued Operations, Exit Activities, and Clinic Obligations

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

The following is a summary of the Company’s operating results for discontinued operations for the three months ended March 31, 2015 and 2014:

13

	2015	2014

Revenue	$-	$7,296,000
Income/(loss) before income taxes from discontinued operations	45,000	(924,000)
Income tax/(benefit) provision	17,000	(346,000)
Income/(loss) from discontinued operations, net of tax	$28,000	$(578,000)

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities divested as of March 31, 2015 included in discontinued operations:

2015

ASSETS
Current assets:
Receivables, net	$14,000
Inventory	-
Prepaid expenses and other current assets	4,000
Total current assets	18,000

Other assets	19,000

Total assets	$37,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$2,348,000
Total current liabilities	2,348,000

Long-term lease obligations	1,712,000

Total liabilities	$4,060,000

The following table summarizes the exit obligations primarily closed clinic lease obligations, severance accruals, and customer refunds incurred as of March 31, 2015:

Ending accrued balance as of December 31, 2014	$6,534,000
Charges incurred during the period	-
Adjustments recorded during the period (1)	(549,000)
Payments during the period	(2,042,000)
Ending accrued balance as of March 31, 2015	$3,943,000

(1)- The adjustments to the accrual recorded in the first quarter of 2015 relate primarily to favorable termination agreements reached with landlords of closed Corporate Medifast Weight Control Centers.

These charges were recorded in the balance sheet as of March 31, 2015 as follows:

Total current liabilities of discontinued operations	$2,231,000
Total long-term liabilities of discontinued operations	1,712,000
Ending accrued balance as of December 31, 2014	$3,943,000

13.	Stockholders’ Rights Plan

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

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Special Note Regarding Forward-Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to future operating results- are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview

Medifast, Inc. (“Medifast,” the “Company,” “we,” “us,” or “our”) is engaged in the production, distribution, and sale of weight loss and weight management products and services and other consumable health and diet products. The Company’s product lines include weight loss and weight management products, meal replacements, and vitamins. Customers of our independent contractor health coaches (“Health Coaches”) in the Take Shape For Life person-to-person direct sales channel are directed to order our products through either the internet or through the Company’s in-house call center. Our product sales accounted for 97% of our revenues in the first three months of 2015 and 98% of our revenues in the first three months of 2014. Revenue consists primarily of meal replacement food sales. In the first three months of 2015, total revenue decreased to $73.4 million compared to $79.2 million in the first three months of 2014, a decrease of $5.8 million or 7.3%. The decline was due to a decrease in revenue in the Take Shape For Life and Medifast Direct channels offset by improvements in the Franchise Medifast Weight Control Centers (“MWCC”) and Medifast Wholesale channels as described in the “Overview of Results of Operations” section. The Take Shape For Life sales channel accounted for 71.0%, the Medifast Direct channel accounted for 19.7%, the Franchise MWCC channel accounted for 6.4%, and the Medifast Wholesale channel accounted for 2.9% of total revenue. See Note 10, “Business Segments” of the notes to the financial statements for a detailed breakout of revenues of the Company’s business channels.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend, number of active Health Coaches and average monthly revenue generated per health coach in the Take Shape For Life channel.

In 2014, the Company exited the MWCC corporate center model by selling 41 centers to existing franchise partners and closing the remaining 34 corporate centers. The assets, liabilities, operating results, and cash flows of the MWCC corporate center channel have been presented separately as discontinued operations in the Consolidated Financial Statements for all periods presented.

Sales Channels

Medifast Direct – In the direct-to-consumer channel (“Medifast Direct”), customers order Medifast product directly through the Company’s website, www.medifastnow.com or our in-house call center. This business is driven by a multi-media customer acquisition and retention strategy that includes both national and regional television, print, radio, digital advertising, direct mail, and email as well as public relations, word of mouth referrals, and social media initiatives. The Medifast Direct division focuses on targeted marketing initiatives to acquire and retain customers and provides support through its on-line community and its in-house call center and nutrition support team of registered dietitians to better serve its customers.

Take Shape For Life™ – Take Shape For Life, a Code of Ethics member of the Direct Selling Association, is the one-on-one health coaching division and the largest business unit of Medifast. This health coaching network consists of Independent Health Coaches, who are trained to provide coaching and support to clients on Medifast weight-loss products and programs. The role of the Independent Health Coach is two-fold:

1.	To provide support and coaching to help clients successfully reach a healthy weight and adopt a healthy lifestyle.

2.	To help mentor and grow other Health Coaches in their teams to become thriving independent entrepreneurs.

Take Shape For Life provides a road map and tools to empower the clients and Health Coaches to take control of their health and to achieve an optimal life through the balance of body, mind, and finances.

Franchise Medifast Weight Control Centers – Franchise Medifast Weight Control Centers is the brick and mortar clinic channel of Medifast.

In 2008, Medifast Franchise Systems, Inc. (“MFSI”), a subsidiary of Medifast, began offering the center model as a franchise opportunity. MFSI currently has MWCC franchised centers located in Arizona, California, Louisiana, Minnesota, Maryland, Pennsylvania, Texas, Virginia and Wisconsin. As of March 31, 2015, 70 MWCC franchise centers were in operation.

Medifast Wholesale- The Medifast Wholesale channel enters into contracts with physicians and other distributing companies to sell Medifast products to their customers. Since 1980, over 20,000 doctors have recommended Medifast products and programs to their patients as a medically-proven solution to control their weight and improve their health. Medifast medical provider practices carry an inventory of wholesale products and resell them to patients while providing appropriate medical monitoring, testing, and support to ensure healthy weight loss.

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

During the three months ended March 31, 2015, we did not make any material changes to our critical accounting policies.

Overview of Results of Operations

	Three Months Ended March 31,
	2015	2014	$ Change	% Change

Revenue	$73,364,000	$79,233,000	$(5,869,000)	-7%
Cost of sales	19,594,000	21,309,000	(1,715,000)	-8%
Gross Profit	53,770,000	57,924,000	(4,154,000)	-7%

Selling, general, and administrative costs	47,258,000	48,313,000	(1,055,000)	-2%

Income from operations	6,512,000	9,611,000	(3,099,000)	-32%

Other income
Interest income, net	132,000	135,000	(3,000)	-2%
Other income	148,000	184,000	(36,000)	-20%
	280,000	319,000	(39,000)	-12%

Income from continuing operations before income taxes	6,792,000	9,930,000	(3,138,000)	-32%
Provision for income tax expense	2,376,000	3,385,000	(1,009,000)	-30%

Income from continuing operations	4,416,000	6,545,000	(2,129,000)	-33%
Income (Loss) from discontinued operations, net of tax	28,000	(578,000)	606,000	-105%
Net income	$4,444,000	$5,967,000	$(1,523,000)	-26%

% of revenue

Gross Profit	73.3%	73.1%
Selling, general, and administrative costs	64.4%	61.0%
Income from Operations	8.9%	12.1%

Revenue: Revenue decreased approximately 7.3% to approximately $73.4 million for the three months ended March 31, 2015 as compared to approximately $79.2 million for the three months ended March 31, 2014. The Take Shape For Life sales channel accounted for 71.0%, the Medifast Direct channel accounted for 19.7%, the Franchise MWCC channel accounted for 6.4%, and the Medifast Wholesale channel accounted for 2.9% of total revenue. The revenue to spend for the first quarter 2015 was 13.4-to-1 compared to 13.6-to-1 for 2014. Total advertising spend was $5.5 million in the first quarter of 2015 versus $5.8 million in the first quarter of 2014, a decrease of $0.3 million or 16.8%.

For the three months ended March 31, 2015, Take Shape For Life revenue decreased 9% to $52.1 million compared to $57.0 million in 2014. The decline in revenue for Take Shape For Life was driven by a decrease in the number of Health Coaches and revenue per Health Coach. Active Health Coaches were previously defined as Health Coaches earning income from a product sale in the last month of the quarter. However, in order to provide a more accurate depiction of the number of Health Coaches contributing to Take Shape For Life revenues, the Company will begin reporting a new active Health Coach count and average revenue per active Health Coach. The Health Coach count will now be reported as the number of earning coaches each quarter instead of the number of earning Health Coaches in the last month of the quarter. The average revenue per Health Coach will now be calculated on a quarterly basis instead of an average month within the quarter. These new quarterly measurements provide a more consistent metric for quarterly comparison.

The new and historical metrics for the prior periods are as follows:

Reporting	New Active Health	Historical Active	New Revenue per	Historical Revenue
Period	Coaches	Health Coaches	Health Coach	per Health Coach
Q1 2015	12,100	10,500	$4,316	$1,564
Q4 2014	11,700	9,300	$3,896	$1,401
Q3 2014	12,400	10,200	$4,025	$1,565
Q2 2014	12,400	10,800	$4,347	$1,596
Q1 2014	12,700	11,100	$4,488	$1,626
Q4 2013	12,800	10,500	$4,047	$1,477
Q3 2013	13,500	11,700	$4,149	$1,650
Q2 2013	13,200	11,800	$4,656	$1,710
Q1 2013	12,600	11,300	$4,709	$1,720

Using the new metrics, the number of active Health Coaches at the end of the first quarter of 2015 decreased to 12,100 compared with 12,700 during the same period for 2014, a decrease of 5.0%. However, the Company did experienced Health Coach growth from the fourth quarter of 2014, an increase of 400 Health Coaches. The revenue per Health Coach decreased 4% to $4,316 in the first quarter of 2015 compared to $4,488 in the first quarter of 2014 and increased $420 from the fourth quarter of 2015.

Medifast Direct revenue decreased 16% to $14.4 million for the three months ended March 31, 2015 compared to the same period for 2014. Revenues in this channel are driven primarily by targeted customer advertising on-line, via email and direct mail campaigns, and by highlighting customer successes in large national publications and on television. Sales are down year-over-year as new customer acquisition continues to be difficult. First quarter results were in-line with the Company’s expectations as we continue to focus on efficiently managing the investment of additional dollars into marketing.

Franchise MWCC channel revenue increased 31% year-over-year, with revenue of $4.7 million in 2015 compared to $3.6 million in 2014. The year-over-year increase in revenue was driven by the conversion of corporate centers over to franchise centers partially offset by franchise center closures as well as a decrease in sales of franchise centers open greater than one year. 70 franchise centers were in operation as of March 31, 2015, compared to 49 franchise centers as of March 31, 2014. From the first quarter of 2014 to the first quarter of 2015, 41 corporate centers were transitioned to the franchise model, however 7 of these centers subsequently closed during the same period. In addition, 13 centers that were open for more than 1 year were closed during the period.

Medifast Wholesale revenue increased $0.7 million, to $2.2 for the three months ended March 31, 2015 compared to $1.5 million for the three months ended March 31, 2014. The increase was primarily driven by an increase in activity within a few specific accounts for the quarter.

Costs of Sales: Cost of sales decreased approximately $1.7 million to $19.6 million for the three months ended March 31, 2015 compared to the same period in 2014. The decrease in cost of sales for the periods was primarily due to improved manufacturing efficiencies and decreased volume. As a percentage of sales, gross margin increased to 73.3% from 73.1% in the first quarter of 2015 versus the prior year. The gross margin improvement was the result of a price increase during the quarter and efficiencies in the supply chain.

Selling, General and Administrative Costs: Selling, general and administrative expenses were $47.3 million for the three months ended March 31, 2015 compared to $48.3 million in the same period of 2014. As a percentage of sales, selling, general and administrative expenses increased to 64.4% versus 61.0% in the first quarter of 2014. The Company incurred $1.8 million in extraordinary legal expenses related to 13D filings during the quarter. Excluding those expenses, selling, general, and administrative costs would have been $45.5 million, or 61.9%. Take Shape For Life commission expense, which is variable based upon product sales, decreased by approximately $2.4 million for the three months ended March 31, 2015 as TSFL sales declined 9% compared to the prior year.

Salaries and benefits increased by approximately $0.1 million in the first quarter of 2015 compared to the same period in 2014. The increase for the period was driven by an increase in bonuses offset by decreases in stock compensation expense, contract labor expense and medical insurance expense.

Sales and marketing expense decreased by $0.2 million in the first quarter of 2015 compared to same period in 2014. The decrease is the result of lower advertising spending and decreased costs associated with the annual Take Shape For Life incentive trip. These cost reductions were offset by the production costs incurred for the new Medifast commercials that aired during the first quarter of 2015.

General expenses increased $1.5 million for the three months ended March 31, 2015 in comparison to the same period in 2014. The quarterly increase was driven by $1.8 million in extraordinary legal expenses resulting from 13D filings. The Company reached a settlement agreement with Engaged Capital, LLC., a stockholder of the Company, during the first quarter and does not anticipate incurring additional expenses. The costs were offset by a decrease in consulting fees, general office expenses, and legal expenses excluding the costs of the 13D filings. Other expenses decreased by $0.1 million for the three months ended March 31, 2015. The decrease in expenses for the periods was the result reduced credit card fees resulting from decreased sales, a reduction in depreciation expense offset by an increase in licenses and fees.

Income taxes: In the first quarter of 2015, the Company recorded $2.4 million in income tax expense, an effective rate of 35.0%, compared to $3.4 million in income tax expense, an effective rate of 34.1% in the first quarter of 2014. The increase in the effective tax rate for the first quarter of 2015 in comparison to 2014 was primarily due to the reduction in the permanent difference of the domestic manufacturer deduction deriving from reduced income year-over-year and the timing of the recognition of the Corporate MWCC closure costs for tax purposes. The Company anticipates a full year tax rate of approximately 34-35% in 2015.

Income from continuing operations: Income from continuing operations was $4.4 million in the first quarter of 2015 compared to $6.5 million in the first quarter of 2014, a decrease of $2.1 million. Pre-tax profit as a percent of sales increased to 9.3% in the first quarter of 2015 compared to 12.5% in the first quarter of 2014. The decrease in income is a result of the reduced sales and the extraordinary legal expenses resulting from 13D filings. Excluding the extraordinary legal expenses, income from continuing operations would have been $5.6 million or $0.46 per diluted share.

Income from discontinued operations: In 2014, the Company exited the MWCC corporate center model by selling 41 centers to existing franchise partners and closing the remaining 34 corporate centers. The Company had minimal income from discontinued operations in 2015 from the settlement of lease agreements offset by incremental closure costs incurred during the quarter.

Net income: Net income was $4.4 million for the three months ended March 31, 2015 compared to $6.0 million for the three months ended March 31, 2014. The year-over-year change was driven by the factors described above in the explanations from continuing operations and loss from discontinued operations.

Liquidity and Capital Resources

The Company had stockholders’ equity of $84.9 million and working capital of $59.5 million on March 31, 2015 compared with $80.5 million and $55.0 million at December 31, 2014. The $4.5 million net increase in stockholder’s equity includes $4.4 million in net income from 2015 as the other equity transactions outlined in the “Condensed Consolidated Statement of Changes in Stockholders’ Equity”. The Company’s cash and cash equivalents position increased from $24.5 million at December 31, 2014 to $33.4 million at March 31, 2015.

In the three months ended March 31, 2015 the Company generated cash flow of $12.6 million from continuing operations, partially attributable to $4.4 million in income from continuing operations. Cash provided by operating activities of $9.1 million primarily include a $3.6 million increase in accounts payable and accrued expenses, depreciation and amortization of $1.9 million, a $1.5 million decrease in inventory, a $1.2 million decrease in prepaid income taxes, share based compensation of $0.5 million, and a $0.3 million decrease in other assets. This was offset by cash used by operating activities of $0.9 million which includes a $0.7 million increase in accounts receivable, a $0.2 million deferred income tax benefit, and $0.1 million realized gain on investment securities.

Net cash used in operating activities from discontinued operations was $2.5 million primarily including a $3.6 million decrease in accounts payable and accrued expenses. The use of cash was offset by a $0.1 million decrease in inventory and a $0.9 million of deferred income benefit.

In the three months ended March 31, 2015, net cash used in investing activities from continuing operations was $0.4 million, which was due to $1.5 million for the purchase of investment securities offset by $2.0 million of cash generated by the sale of investment securities and $0.9 million for the purchase of property and equipment.

In the three months ended March 31, 2015, financing activities used $0.7 million in cash including $0.9 million for net shares repurchased for employee taxes and net cash generated of $0.2 million for excess tax benefits from share-based compensation.

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

Off-Balance Sheet Arrangements

In the past, the Company entered into guarantee agreements for the benefit of key franchisee partners in order to support them obtaining additional funding to expand their business into new markets.

The first guarantee provides financial coverage for a $1.0 million loan and a $1.0 million line of credit. The variable rate term loan has a 2 year term expiring in September 2015; payment calculations assume a 7 year amortization with a balloon payment due at the end of the term. The line of credit has a two year term expiring in September 2015. The franchisee associated with these loans has failed to pay the monthly obligations and the Company paid off the loans in April 2015, which was fully accrued as of December 31, 2014. The Company is a secondary guarantor on the loan and line of credit and has pursued personal recourse against the franchise owner.

The Company also provided a guarantee for a $1.4 million loan for another franchisee. This loan was paid off by the franchisee during the quarter and is no longer a potential exposure for the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company has an undrawn and unsecured revolving line of credit for $5,000,000, should it choose to draw on this line of credit in the future it would be subject to market risk due to changing interest rates.

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at March 31, 2015, it estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since March 31, 2015.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2015. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective of the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenen”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for defamation, market manipulation and unfair business practices, alleging a scheme of market manipulation of Medifast stock for Defendants’ for monetary gain, and damaging the business reputation of Medifast and its Take Shape For Life division. Bradley T. MacDonald, former Executive Chairman of Medifast and a stockholder, joined the lawsuit individually.  The lawsuit seeks $270 million in compensatory damages, punitive damages, and ancillary relief.  In March 2011, the District Court granted in part and denied in part certain Anti-SLAPP Motions to Strike (i.e. motions to dismiss) previously filed by all Defendants.  The Company appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenen in the 9th Circuit Court of Appeals.  Defendant FitzPatrick’s motion was denied as to the Company’s defamation claim, and FitzPatrick appealed that portion of the Court’s ruling.  On June 4, 2014, the Panel of the 9th Circuit Court of Appeals issued a decision, denying FitzPatrick’s appeal and remanding to the District Court for further consideration; reversing the District Court’s decision as to Minkow and remanding for further consideration; denying MacDonald’s appeal in its entirety; and denying Medifast’s appeal as to Coenen.  On September 26, 2014, the District Court obtained jurisdiction of the case once again and the parties set a briefing schedule on the outstanding issues remanded by the Ninth Circuit. Coenen filed a motion for attorneys’ fees, which Medifast has opposed. The Court issued an Order on the motion, granting it in part and denying it in part, on March 24, 2015. Judgment was entered on behalf of Coenen on April 21, 2015. Medifast has reached a settlement with Minkow and FitzPatrick.

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

When the companies and the primary guarantor failed to pay the monies owed or comply with their post-termination obligations, Medifast filed a lawsuit against the primary guarantor and the companies in the United States District Court for the District of Maryland. The complaint seeks damages, enforcement of the termination of the Franchise Agreements, and an injunction ordering the defendants to comply with their post-termination obligations under the Franchise Agreements. The matter is in its initial stages.

In addition to the above matters, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business.   Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its results of operations, financial position or liquidity.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Form 10-K.

Item 5. Other Information

At the outset of the quarter ended March 31, 2015, there were 1,211,908 shares of the Company’s common stock eligible for repurchase under the repurchase authorization dated September 16, 2014.

No repurchases were made during the first quarter of 2015.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed February 27, 2015.

3.2	Amended and Restated Bylaws of Medifast, Inc. effective April 3, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-3573) filed on April 6, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 11, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL C. MACDONALD	May 11, 2015
Michael C. MacDonald
Chief Executive Officer
(principal executive officer )

BY:	/S/ TIMOTHY G. ROBINSON	May 11, 2015
Timothy G. Robinson
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed February 27, 2015.

3.2	Amended and Restated Bylaws of Medifast, Inc. effective April 3, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-3573) filed on April 6, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 11, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements (filed herewith).

* Exhibits filed herewith

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

