Form 10-Q
period 2015-06-30
MEDIFAST INC
filed 2015-08-10
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock outstanding at August 10, 2015 was 12,020,135.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$37,145,000	$24,459,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $426,000 and $354,000	1,991,000	1,650,000
Inventory	12,424,000	15,735,000
Investment securities	27,894,000	28,185,000
Income taxes, prepaid	1,030,000	5,099,000
Prepaid expenses and other current assets	3,087,000	2,875,000
Deferred tax assets	2,556,000	3,727,000
Current assets of discontinued operations	7,000	184,000
Total current assets	86,134,000	81,914,000

Property, plant and equipment - net	31,068,000	33,477,000
Other assets	162,000	497,000
Long-term assets of discontinued operations	19,000	22,000

TOTAL ASSETS	$117,383,000	$115,910,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,258,000	$21,854,000
Current maturities of capital leases	237,000	232,000
Current liabilities of discontinued operations	1,318,000	4,858,000
Total current liabilities	22,813,000	26,944,000

Other liabilities:
Capital leases, net of current portion	122,000	242,000
Deferred tax liabilities	5,261,000	5,492,000
Long-term liabilities of discontinued operations	989,000	2,756,000
Total liabilities	29,185,000	35,434,000

Stockholders' Equity:
Common stock; par value $.001 per share; 20,000,000 shares authorized; 12,393,318 and 12,365,690 issued 12,023,235 and 12,075,764 issued and outstanding	12,000	12,000
Additional paid-in capital	1,571,000	1,132,000
Accumulated other comprehensive income	347,000	435,000
Retained earnings	89,589,000	78,897,000
Less: cost of 103,130 and 0 shares of common stock in treasury	(3,321,000)	-
Total stockholders' equity	88,198,000	80,476,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$117,383,000	$115,910,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$72,161,000	$74,732,000	$145,525,000	$153,965,000
Cost of sales	18,994,000	19,158,000	38,588,000	40,467,000
Gross Profit	53,167,000	55,574,000	106,937,000	113,498,000

Selling, general, and administrative	44,504,000	45,713,000	91,762,000	94,026,000

Income from operations	8,663,000	9,861,000	15,175,000	19,472,000

Other income
Interest and dividend income, net	164,000	170,000	296,000	305,000
Other income	1,000	63,000	149,000	247,000
	165,000	233,000	445,000	552,000

Income from continuing operations before income taxes	8,828,000	10,094,000	15,620,000	20,024,000
Provision for income taxes	2,981,000	3,475,000	5,357,000	6,860,000

Income from continuing operations	5,847,000	6,619,000	10,263,000	13,164,000
Income (loss) from discontinued operations, net of tax	401,000	(899,000)	429,000	(1,477,000)
Net income	$6,248,000	$5,720,000	$10,692,000	$11,687,000

Basic earnings per share
Earnings per share from continuing operations	$0.48	$0.50	$0.85	$0.99
Earnings (Loss) per share from discontinued operations	$0.03	$(0.06)	$0.03	$(0.10)
Earnings per share	$0.51	$0.44	$0.88	$0.89

Diluted earnings per share
Earnings per share from continuing operations	$0.48	$0.50	$0.84	$1.00
Earnings (Loss) per share from discontinued operations	$0.03	$(0.06)	$0.04	$(0.11)
Earnings per share	$0.51	$0.44	$0.88	$0.89

Weighted average shares outstanding -
Basic	12,069,150	13,050,346	12,085,221	13,111,348
Diluted	12,159,286	13,149,414	12,175,985	13,200,207

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$6,248,000	$5,720,000	$10,692,000	$11,687,000
Other comprehensive income, net of tax
Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	(162,000)	214,000	13,000	317,000
Adjustment for net (gains) realized and included in net income, net of tax	(14,000)	(42,000)	(101,000)	(133,000)
Total change in unrealized (gains)/losses on marketable securities, net of tax	(176,000)	172,000	(88,000)	184,000

Other comprehensive income	(176,000)	172,000	(88,000)	184,000

Comprehensive income	$6,072,000	$5,892,000	$10,604,000	$11,871,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Six Months Ended June 30, 2015

(Unaudited)

	Number of Shares Issued	Par Value $0.001 Amount	Additional Paid- In Capital	Retained Earnings	Accumulated other comprehensive income	Treasury Stock	Total
Balance, December 31, 2014	12,365,690	$12,000	$1,132,000	$78,897,000	$435,000	$-	$80,476,000

Options exercised by executives and directors	1,666		44,000				44,000
Share-based compensation	25,962		1,105,000				1,105,000
Net shares repurchased for employee taxes			(875,000)				(875,000)
Share-based compensation tax benefit			165,000				165,000
Treasury stock purchases						(3,321,000)	(3,321,000)
Net income				10,692,000			10,692,000
Net change in unrealized gain on investments					(88,000)		(88,000)

Balance, June 30, 2015	12,393,318	$12,000	$1,571,000	$89,589,000	$347,000	$(3,321,000)	$88,198,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$10,692,000	$11,687,000
Income (loss) from discontinued operations, net of tax	429,000	(1,477,000)
Income from continuing operations	10,263,000	13,164,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	3,685,000	4,068,000
Realized (gain) on investment securities, net	(134,000)	(233,000)
Share-based compensation	1,105,000	1,407,000
Deferred income taxes	(505,000)	(372,000)
(Gain)/loss on disposal of fixed assets	26,000	(32,000)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(341,000)	(439,000)
Inventory	3,311,000	266,000
Prepaid expenses and other current assets	(257,000)	477,000
Other assets	335,000	(97,000)
Accounts payable and accrued expenses	(596,000)	(1,300,000)
Income taxes	4,069,000	476,000
Net cash provided by operating activities- continuing operations	20,961,000	17,385,000
Net cash used in operating activities- discontinued operations	(3,123,000)	(1,087,000)
Net cash provided by operating activities	17,838,000	16,298,000
Cash Flow from Investing Activities:
Sale of investment securities	4,450,000	6,426,000
Purchase of investment securities	(4,172,000)	(11,016,000)
Purchase of property and equipment	(1,373,000)	(2,932,000)
Net cash used in investing activities- continuing operations	(1,095,000)	(7,522,000)
Net cash provided by investing activities- discontinued operations	-	1,143,000
Net cash used in investing activities	(1,095,000)	(6,379,000)
Cash Flow from Financing Activities:
Repayment of long-term debt and capital leases	(115,000)	(110,000)
Decrease in note receivable	45,000	15,000
Net shares repurchased for employee taxes	(875,000)	-
Options exercised by executives and directors	44,000	-
Excess tax benefits from share-based compensation	165,000	39,000
Purchase of treasury stock	(3,321,000)	(14,226,000)
Net cash used in financing activities- continuing operations	(4,057,000)	(14,282,000)
Net cash used in financing activities- discontinued operations	-	-
Net cash used in financing activities	(4,057,000)	(14,282,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	12,686,000	(4,363,000)
Cash and cash equivalents - beginning of the period	24,459,000	36,382,000
Cash and cash equivalents - end of period	$37,145,000	$32,019,000

Supplemental disclosure of cash flow information:
Interest paid	$14,000	$93,000
Income taxes paid	$305,000	$6,499,000

The accompanying notes are an integral part of these consolidated financial statements.

Medifast, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

General

1.	Basis of Presentation

The condensed unaudited interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included. The condensed consolidated financial statements and notes are presented in accordance with GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. The accompanying condensed unaudited interim consolidated financial statements should be read in conjunction with the 2014 audited financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K, as amended, filed for the year ended December 31, 2014 (“2014 Form 10-K”).

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requires the Company to recognize revenue for the transfer of goods or services to customers for the amount the Company expects to be entitled in exchange for those goods or services. The Company will be required to identify the contract, identify the relevant performance obligations, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize the revenue when the entity satisfies a performance obligation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2017. Management is currently evaluating the effect that the provisions of ASU 2014-12 will have on the Company’s financial statements.

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

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which primarily occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping. Revenue from our Franchise Medifast Weight Control Centers is primarily generated from product sales

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

Inventories consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Raw Materials	$3,439,000	$4,410,000
Packaging	797,000	920,000
Non-food Finished Goods	843,000	1,108,000
Finished Goods	7,691,000	9,689,000
Reserve for Obsolete Inventory	(346,000)	(392,000)
	$12,424,000	$15,735,000

6.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$5,847,000	$6,619,000	$10,263,000	$13,164,000
Income (loss) from discontinued operations	401,000	(899,000)	429,000	(1,477,000)
Net income	$6,248,000	$5,720,000	$10,692,000	$11,687,000

Denominator:
Weighted average shares of common stock outstanding	12,069,150	13,050,346	12,085,221	13,111,348
Effect of dilutive common stock equivalents	90,136	99,068	90,764	88,859

Weighted average shares of common stock outstanding	12,159,286	13,149,414	12,175,985	13,200,207

EPS:
Basic earnings per share
Earnings per share from continuing operations	$0.48	$0.50	$0.85	$0.99
Earnings (loss) per share from discontinued operations	$0.03	$(0.06)	$0.03	$(0.10)
Earnings per share	$0.51	$0.44	$0.88	$0.89

Diluted earnings per share
Earnings per share from continuing operations	$0.48	$0.50	$0.84	$1.00
Earnings (loss) per share from discontinued operations	$0.03	$(0.06)	$0.04	$(0.11)
Earnings per share	$0.51	$0.44	$0.88	$0.89

The calculation of diluted earnings per share excluded 54,375 and 70,542 options outstanding for the three and six months ended June 30, 2015 and 2014, respectively, that could potentially dilute base earnings per share in the future.

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

The following table represents cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$36,055,000	$-	$-	$-	$36,055,000	$36,055,000	$-

Level 1:
Money Market Accounts	1,090,000	-	-	-	1,090,000	1,090,000	-
Mutual Funds	9,748,000	81,000	(156,000)	-	9,673,000	-	9,673,000
Corporate Equity Securities	3,855,000	661,000	(85,000)	-	4,431,000	-	4,431,000
Government & Agency Securities	4,878,000	40,000	(11,000)	14,000	4,921,000	-	4,921,000
	19,571,000	782,000	(252,000)	14,000	20,115,000	1,090,000	19,025,000

Level 2:
Municipal Bonds	3,242,000	57,000	(6,000)	23,000	3,316,000	-	3,316,000
Corporate Bonds	5,508,000	25,000	(24,000)	44,000	5,553,000	-	5,553,000
	8,750,000	82,000	(30,000)	67,000	8,869,000	-	8,869,000

Total	$64,376,000	$864,000	$(282,000)	$81,000	$65,039,000	$37,145,000	$27,894,000

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$23,894,000	$-	$-	$-	$23,894,000	$23,894,000	$-

Level 1:
Money Market Accounts	565,000	-	-	-	565,000	565,000	-
Mutual Funds	10,733,000	63,000	(129,000)	-	10,667,000	-	10,667,000
Corporate Equity Securities	3,408,000	695,000	(31,000)	-	4,072,000	-	4,072,000
Government & Agency Securities	4,559,000	49,000	(5,000)	15,000	4,618,000	-	4,618,000
	19,265,000	807,000	(165,000)	15,000	19,922,000	565,000	19,357,000

Level 2:
Municipal Bonds	3,652,000	78,000	(7,000)	28,000	3,751,000	-	3,751,000
Corporate Bonds	5,022,000	29,000	(12,000)	38,000	5,077,000	-	5,077,000
	8,674,000	107,000	(19,000)	66,000	8,828,000	-	8,828,000

Total	$51,833,000	$914,000	$(184,000)	$81,000	$52,644,000	$24,459,000	$28,185,000

The Company had realized gains of $16,000 and $45,000 for the three months ended June 30, 2015 and 2014, respectively and $134,000 and $233,000 for the six months ended June 30, 2015 and 2014, respectively.

9.	Shared-based Compensation

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the price of the Company’s common stock, dividend yield and the risk-free interest rate. Options outstanding as of June 30, 2015 vest over a period of three years with an expiration term of ten years. The exercise price of these options ranges from $24.26 to $31.55. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each award. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company historically has not issued dividends and therefore does not utilize a dividend yield in the calculation. The weighted average input assumptions used and resulting fair values were as follows:

	2015	2014
Expected life (in years)	6	6
Risk-free interest rate	1.72%	1.61%
Expected volatility	52.69%	63.15%

Dividend yield	-	-

The following table summarizes the stock option activity:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	67,375	$26.05
Granted	53,500	31.55
Exercised	(1,666)	26.52
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2015	119,209	$28.51	8.96	478,981
Exerciseable at June 30, 2015	34,615	$26.27	8.42	216,549

The weighted-average grant date fair value of options granted was $16.00. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of June 30, 2015 was approximately $0.7 million and is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with terms up to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	333,676	$25.31
Granted	8,980	31.55
Vested	(75,703)	25.08
Forfeited	-	-
Unvested at June 30, 2015	266,953	$25.59

The total costs of the options and restricted awards vested and charged against income during the three months ended June 30, 2015 and 2014 was $575,000 and $854,000, respectively, and $1.1 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively. The Company accrued an additional $129,000 and $34,000 for performance awards for the three months ended June 30, 2015 and 2014, respectively, and $478,000 and $372,000 for the six months ended June 30, 2015 and 2014, respectively. The cost of the 2015 awards will depend on the Company’s fiscal 2015 performance and will be finalized and approved at the first Board of Directors meeting in 2016. The cost recognized during the quarter is based on the performance that management expects the Company will achieve as of June 30, 2015. The total income tax benefit recognized in the consolidated statements of income for these restricted stock awards was approximately $203,000 and $301,000 for the three months ended June 30, 2015 and 2014, respectively, and $390,000 and $573,000 for six months ended June 30, 2015 and 2014, respectively. The total tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards for the three months and six months ended June 30, 2015 and 2014 was $165,000 and $39,000, respectively. There was approximately $4.8 million of total unrecognized compensation cost related to restricted stock awards as of June 30, 2015. The cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

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

The following table presents sales by channel for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Medifast Direct	$13,675,000	$15,201,000	$28,117,000	$32,344,000
Take Shape For Life	52,258,000	54,053,000	104,360,000	111,019,000
Medifast Weight Control Centers- Franchise	4,672,000	3,821,000	9,337,000	7,409,000
Medifast Wholesale	1,556,000	1,657,000	3,711,000	3,193,000
Net Revenue	$72,161,000	$74,732,000	$145,525,000	$153,965,000

11.	Contingencies

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenen”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for defamation, market manipulation and unfair business practices, alleging a scheme of market manipulation of Medifast stock for Defendants’ for monetary gain, and damaging the business reputation of Medifast and its Take Shape For Life® division. Bradley T. MacDonald, former Executive Chairman of Medifast and a stockholder, joined the lawsuit individually.  The lawsuit seeks $270 million in compensatory damages, punitive damages, and ancillary relief.  In March 2011, the District Court granted in part and denied in part certain Anti-SLAPP Motions to Strike (i.e. motions to dismiss) previously filed by all Defendants.  The Company appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenen in the 9th Circuit Court of Appeals.  Defendant FitzPatrick’s motion was denied as to the Company’s defamation claim, and FitzPatrick appealed that portion of the Court’s ruling.  On June 4, 2014, the Panel of the 9th Circuit Court of Appeals issued a decision, denying FitzPatrick’s appeal and remanding to the District Court for further consideration; reversing the District Court’s decision as to Minkow and remanding for further consideration; denying MacDonald’s appeal in its entirety; and denying Medifast’s appeal as to Coenen.  On September 26, 2014, the District Court obtained jurisdiction of the case once again and the parties set a briefing schedule on the outstanding issues remanded by the Ninth Circuit. Coenen filed a motion for attorneys’ fees, which Medifast has opposed. The Court issued an Order on the motion, granting it in part and denying it in part, on March 24, 2015. Judgment was entered on behalf of Coenen on April 21, 2015. Medifast reached a settlement with Minkow and FitzPatrick, and the remainder of the case was dismissed on May 22, 2015.

The Company entered into guarantee agreements with two key franchisee partners in order to support them obtaining additional funding to expand their business into new markets. This is in line with the Company’s long-term strategy of expanding the franchise business utilizing knowledgeable franchise partners. The loans associated with these agreements have been paid in full. The first guarantee with Team Wellness, Inc. provides financial coverage for a $1.0 million loan and a $1.0 million line of credit. The variable rate term loan has a 2 year term expiring in September 2015; payment calculations assume a 7 year amortization with a balloon payment due at the end of the term. The line of credit has a two year term expiring in September 2015. The franchisee associated with these loans failed to pay the monthly obligations and the Company paid off the loans in April 2015, which was fully accrued as of December 31, 2014. The Company is a secondary guarantor on the loan and line of credit and has pursued personal recourse against the franchise owner. The second guarantee provides financial coverage for a $1.4 million loan and was paid in full in March 2015. The variable rate term loan has a 2 year term expiring in October 2015; payment calculations assume a 7 year amortization with a balloon payment due at the end of the term. The Company is the third guarantor on these loans and has recourse against another entity owned by the franchisee and the franchisee owner(s) themselves should it be deemed necessary.

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

The following is a summary of the Company’s operating results for discontinued operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$-	$6,151,000	$-	$13,447,000
Income/(loss) before income taxes from discontinued operations	649,000	(1,409,000)	694,000	(2,333,000)
Income tax/(benefit) provision	248,000	(510,000)	265,000	(856,000)
Income/(loss) from discontinued operations, net of tax	$401,000	$(899,000)	$429,000	$(1,477,000)

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities divested as of June 30, 2015 included in discontinued operations:

2015

ASSETS
Current assets:
Receivables, net	$3,000
Prepaid expenses and other current assets	4,000
Total current assets	7,000

Other assets	19,000

Total assets	$26,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,318,000
Total current liabilities	1,318,000

Long-term lease obligations	989,000

Total liabilities	$2,307,000

The following table summarizes the exit obligations primarily closed clinic lease obligations, severance accruals, and customer refunds incurred as of June 30, 2015:

Ending accrued balance as of December 31, 2014	$6,534,000
Adjustments recorded during the period (1)	(1,404,000)
Payments during the period	(2,823,000)
Ending accrued balance as of June 30, 2015	$2,307,000

(1)- The adjustments to the accrual recorded in the first half of 2015 relate primarily to favorable termination agreements reached with landlords of closed Corporate Medifast Weight Control Centers.

These charges were recorded in the balance sheet as of June 30, 2015 as follows:

Total current liabilities of discontinued operations	$1,318,000
Total long-term liabilities of discontinued operations	989,000
Ending accrued balance as of June 30, 2015	$2,307,000

13.	Stockholders’ Rights Plan

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

Overview

Medifast, Inc. (“Medifast,” the “Company,” “we,” “us,” or “our”) is engaged in the production, distribution, and sale of weight loss and weight management products and services and other consumable health and diet products. The Company’s product lines include weight loss and weight management products, meal replacements, and supplements. Customers of our independent contractor health coaches (“Health Coaches”) in the Take Shape For Life® person-to-person direct sales channel are directed to order our products through either the internet or the Company’s in-house call center. Our product sales accounted for 97% of our revenues in the first three months of 2015 and 98% of our revenues in the first three months of 2014. Revenue consists primarily of meal replacement food sales. In the second quarter of 2015, total revenue decreased to $72.2 million compared to $74.7 million in the second quarter of 2014, a decrease of $2.5 million or 3.3%. For the six months ended June 30, 2015 revenue declined $8.5 million, or 5.5%, to $145.5 million compared to $154.0 million for the same period of 2014. The decline for both periods was due to a decrease in revenue in the Take Shape For Life® and Medifast Direct channels offset by improvements in the Franchise Medifast Weight Control Centers (“MWCC”). Revenue in the Medifast Wholesale channel decreased for the quarter compared to the prior year but increased compared to last year for the first six months of the year. These revenue changes are further described in the “Overview of Results of Operations” section. For the quarter ended June 30, 2015 the Take Shape For Life® sales channel accounted for 72.4%, the Medifast Direct channel accounted for 19.0%, the Franchise MWCC channel accounted for 6.5%, and the Medifast Wholesale channel accounted for 2.1% of total revenue. For the six months ended June 30, 2015 the Take Shape For Life® sales channel accounted for 71.8%, the Medifast Direct channel accounted for 19.3%, the Franchise MWCC channel accounted for 6.4%, and the Medifast Wholesale channel accounted for 2.5% of total revenue. See Note 10, “Business Segments” of the notes to the financial statements for a detailed breakout of revenues of the Company’s business channels.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend, number of active Health Coaches and average monthly revenue generated per health coach in the Take Shape For Life® channel.

In 2014, the Company exited the MWCC corporate center model by selling 41 centers to existing franchise partners and closing the remaining 34 corporate centers. The assets, liabilities, operating results, and cash flows of the MWCC corporate center channel have been presented separately as discontinued operations in the Consolidated Financial Statements for all periods presented.

Sales Channels

Medifast Direct – In the direct-to-consumer channel (“Medifast Direct”), customers order Medifast products directly through the Company’s website, www.medifastnow.com or our in-house call center. This business is driven by a multi-media customer acquisition, retention, and reactivation strategy that includes digital advertising, national television, direct mail, and email as well as public relations, word of mouth referrals, and social media initiatives. The Medifast Direct division focuses on targeted marketing initiatives to acquire and retain customers and provides support through its on-line community, in-house call center and nutrition support team to better serve its customers.

Take Shape For Life® – Take Shape For Life® is a thriving, vibrant community that is redefining the path to wellbeing and creating Optimal Health™ through a network of Independent Health Coaches, who provide support and personal encouragement to help Clients safely and effectively reach and sustain a healthy weight, and adopt habits for a lifetime of health. Within our Trilogy of Optimal Health, the Company offers individuals an opportunity to create sustainable health in all areas of their lives – building a healthy body, developing a healthy mind, and generating healthy finances.   Take Shape For Life® provides Health Coaches with tools and support; an innovative and leading edge lifestyle program; training and knowledge; and best of all, a community of like-minded individuals working toward the common goal of getting America healthy.  In 2014, Take Shape For Life®, and its parent company Medifast® were ranked in the top 20 of the Direct Selling Association’s largest companies, and is a Code of Ethics member.

Franchise Medifast Weight Control Centers – MWCC’s offer structured programs and a team of professionals to help customers achieve weight-loss and weight-management success. Counselors at each location work with members to provide nutritional and behavioral support based on the member’s personal needs.

In 2008, Medifast Franchise Systems, Inc. (“MFSI”), a subsidiary of Medifast, began offering the center model as a franchise opportunity. MFSI currently has MWCC franchised centers located in Arizona, California, Louisiana, Minnesota, Maryland, Pennsylvania, Texas, and Wisconsin. As of June 30, 2015, 62 MWCC franchise centers were in operation.

Medifast Wholesale – The Medifast Wholesale channel consists of licensed healthcare providers who offer the Medifast program through their practice and provide support to patients who use it and other distributing companies. This channel offers directed weight loss and weight management through a health care provider or non-retail medical center. Since 1980, over 20,000 doctors have recommended Medifast products and programs as a medically-proven solution that helps people control their weight and improve their health. Medifast medical provider practices carry an inventory of wholesale products and resell them to patients while providing appropriate medical monitoring, testing, and support to ensure healthy weight loss. The Company offers extensive resources to assist the providers, their staff and their patients in achieving success with their program.

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

During the six months ended June 30, 2015, we did not make any material changes to our critical accounting policies.

Overview of Results of Operations

	Three Months Ended June 30,
	2015	2014	$ Change	% Change

Revenue	$72,161,000	$74,732,000	$(2,571,000)	-3%
Cost of sales	18,994,000	19,158,000	(164,000)	-1%
Gross Profit	53,167,000	55,574,000	(2,407,000)	-4%

Selling, general, and administrative costs	44,504,000	45,713,000	(1,209,000)	-3%

Income from operations	8,663,000	9,861,000	(1,198,000)	-12%

Other income
Interest income, net	164,000	170,000	(6,000)	-4%
Other income	1,000	63,000	(62,000)	-98%
	165,000	233,000	(68,000)	-29%

Income from continuing operations before income taxes	8,828,000	10,094,000	(1,266,000)	-13%
Provision for income tax expense	2,981,000	3,475,000	(494,000)	-14%

Income from continuing operations	5,847,000	6,619,000	(772,000)	-12%
Income (Loss) from discontinued operations, net of tax	401,000	(899,000)	1,300,000	-145%
Net income	$6,248,000	$5,720,000	$528,000	9%

% of revenue

Gross Profit	73.7%	74.4%
Selling, general, and administrative costs	61.7%	61.2%
Income from Operations	12.0%	13.2%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change

Revenue	$145,525,000	$153,965,000	$(8,440,000)	-5%
Cost of sales	38,588,000	40,467,000	(1,879,000)	-5%
Gross Profit	106,937,000	113,498,000	(6,561,000)	-6%

Selling, general, and administrative costs	91,762,000	94,026,000	(2,264,000)	-2%

Income from operations	15,175,000	19,472,000	(4,297,000)	-22%

Other income
Interest income, net	296,000	305,000	(9,000)	-3%
Other income	149,000	247,000	(98,000)	-40%
	445,000	552,000	(107,000)	-19%

Income from continuing operations before income taxes	15,620,000	20,024,000	(4,404,000)	-22%
Provision for income tax expense	5,357,000	6,860,000	(1,503,000)	-22%

Income from continuing operations	10,263,000	13,164,000	(2,901,000)	-22%
Income (Loss) from discontinued operations, net of tax	429,000	(1,477,000)	1,906,000	-129%
Net income	$10,692,000	$11,687,000	$(995,000)	-9%

% of revenue

Gross Profit	73.5%	73.7%
Selling, general, and administrative costs	63.1%	61.1%
Income from Operations	10.4%	12.6%

Revenue: Revenue decreased approximately 3.3% to approximately $72.2 million for the three months ended June 30, 2015 as compared to approximately $74.7 million for the three months ended June 30, 2014. The Take Shape For Life® sales channel accounted for 72.4%, the Medifast Direct channel accounted for 19.0%, the Franchise MWCC channel accounted for 6.5%, and the Medifast Wholesale channel accounted for 2.1% of total revenue. The revenue to spend for the second quarter 2015 was 15.6-to-1 compared to 13.7-to-1 for 2014. Total advertising spend was $4.6 million in the second quarter of 2015 versus $5.5 million in the second quarter of 2014, a decrease of $0.9 million or 16.4%.

Revenue decreased approximately 5.5% to approximately $145.5 million for the six months ended June 30, 2015 as compared to approximately $154.0 million for the six months ended June 30, 2014. The Take Shape For Life® sales channel accounted for 71.8%, the Medifast Direct channel accounted for 19.3%, the Franchise MWCC channel accounted for 6.4%, and the Medifast Wholesale channel accounted for 2.5% of total revenue. The revenue to spend for the first six months of 2015 was 14.4-to-1 compared to 13.7-to-1 for 2014. Total advertising spend was $10.1 million during the first six months of 2015 versus $11.3 million in the first six months of 2014, a decrease of $1.2 million or 10.6%.

For the three months ended June 30, 2015, Take Shape For Life® revenue decreased 3% to $52.3 million compared to $54.0 million in 2014. For the six months ended June 30, 2015, Take Shape For Life® revenue decreased 6% to $104.4 million compared to $111.0 for the six months ended June 30, 2014. The decline in revenue for Take Shape For Life® was driven by a decrease in the number of active Health Coaches. The decrease in active Health Coaches was offset by an increase in the revenue per active Health Coach. Active Health Coaches are defined as Health Coaches earning income from a product sale during the quarter. The number of active Health Coaches for the second quarter of 2015 decreased to 11,800 compared with 12,400 during the same period for 2014, a decrease of 5.0%. The revenue per Health Coach increased 2% to $4,423 in the second quarter of 2015 compared to $4,347 in the second quarter of 2014.

Medifast Direct revenue decreased 10% to $13.7 million for the three months ended June 30, 2015 and 13% to $28.1 million for the six months ended June 30, 2015 compared to the same periods in 2014. Revenues in this channel are driven primarily by targeted customer advertising on-line, via email and direct mail campaigns, and by highlighting customer successes in large national publications and on television. Sales are down year-over-year as new customer acquisition continues to be challenging. The Company continues to focus on efficiently managing the investment of additional dollars into marketing.

Franchise MWCC channel revenue increased 22% year-over-year during the second quarter, with revenue of $4.7 million in 2015 compared to $3.8 million for the same period of 2014. For the six months ended June 30, 2015, revenue increased 26% to $9.3 million compared to $7.4 million in 2014. The year-over-year increases in revenue were driven by the conversion of corporate centers over to franchise centers partially offset by franchise center closures as well as a decrease in sales of franchise centers open greater than one year. Sixty-two franchise centers were in operation as of June 30, 2015, compared to 73 franchise centers as of June 30, 2014. Although the number of franchise centers decreased year-over-year, the 2014 count includes 24 centers that were transitioned from corporate centers to franchise centers on the last day of the quarter and therefore did not contribute to the 2014 year to date revenue. From the second quarter of 2014 to the second quarter of 2015, 17 centers were transitioned from the corporate model in December 2014, 15 of the corporate centers transitioned in June 2014 were closed and 13 centers that were open for more than 1 year were closed.

Medifast Wholesale revenue decreased $0.2 million, to $1.5 million for the three months ended June 30, 2015 compared to $1.7 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, revenue increased $0.5 million to $3.7 million compared to $3.2 million for the six months ended June 30, 2014. The increase was primarily driven by an increase in activity within a few specific accounts for the quarter.

Costs of Sales: Cost of sales decreased approximately $0.2 million to $19.0 million for the three months ended June 30, 2015 compared to the same period in 2014. For the six months ended June 30, 2015, cost of sales decreased $1.9 million to $38.6 million compared to the prior year. The decrease in cost of sales for the periods was primarily due to decreased volume. As a percentage of sales, gross margin decreased to 73.7% from 74.4% in the second quarter of 2015 versus the prior year and decreased to 73.5% from 73.7% for the first six months of 2015 compared to 2014. The gross margin deterioration was the result of an increase in certain raw ingredient costs, higher manufacturing variances due to reduced volumes, and an increase in obsolescence for a single product due to expiration dates. These cost increases were partially offset by price increases initiated at the end of the first quarter.

Selling, General and Administrative Costs: Selling, general and administrative expenses were $44.5 million for the three months ended June 30, 2015 compared to $45.7 million in the same period of 2014. As a percentage of sales, selling, general and administrative expenses increased to 61.7% versus 61.2% in the second quarter of 2014. The Company incurred $0.3 million in extraordinary legal expenses related to 13D filings during the quarter. Excluding those expenses, selling, general, and administrative costs would have been $44.2 million, or 61.3%. For the six months ended June 30, 2015, selling, general, and administrative expenses were $91.8 million compared to $94.0 for the six months ended June 30, 2014. As a percentage of sales, selling, general and administrative expenses increased to 63.1% versus 61.1% in 2014. The Company incurred $2.1 million in extraordinary legal expenses related to 13D filings during the period. Excluding those expenses, selling, general, and administrative costs would have been $89.7 million, or 61.6%. Take Shape For Life® commission expense, which is variable based upon product sales, decreased by approximately $0.8 million for the three months ended June 30, 2015 as TSFL sales declined 3% compared to the prior year. For the first six months of 2015, commission expense decreased by $3.2 million as TSFL sales declined 6% compared to the prior year.

Salaries and benefits increased by approximately $0.5 million and $0.6 million for the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase for the quarter was driven by higher medical costs, and bonus estimates offset by a reduction in the use of temporary labor. The year to date increase was driven by higher bonus estimates offset by the reduction in the use of temporary labor and a reduction in stock compensation expense.

Sales and marketing expense decreased by $0.8 million in the second quarter of 2015 and $1.1 million for the first half of 2015 compared to same periods in 2014. The quarter-over-quarter decrease was mainly driven by reduced advertising spend offset by a new Take Shape For Life® convention incentive earned during the quarter. The year-to-date decrease was also driven by reduced advertising spending but the increased spend for the convention incentive was offset by reduced expenses for the annual Take Shape For Life® incentive trip. The decrease was also offset by an increase in production costs for the new Medifast commercials that aired during the first quarter of 2015.

General expenses increased $0.5 million for the three months ended June 30, 2015 and $2.0 million for the six months ended June 30, 2015 in comparison to the same periods in 2014. The Company retained the services of GKV, as the marketing and advertising agency of record in late 2014 which contributed to $0.2 million of the quarterly increase. The six month increase was primarily driven by $2.1 million in extraordinary legal expenses resulting from 13D filings mainly incurred during the first quarter. The Company reached a settlement agreement with Engaged Capital, LLC., a stockholder of the Company, during the first quarter and does not anticipate incurring additional expenses. The costs were coupled with the increased consulting expenses offset by a decrease in general office expenses and legal expenses excluding the costs of the 13D filings. Other expenses decreased by $0.5 million and $0.6 million for the three and six months ended June 30, 2015. The decrease in expenses for the periods was the result of a reduction in depreciation expense. Reduced credit card fees resulting from decreased sales also contributed to the year-to-date decrease offset by an increase in licenses and fees.

Income taxes: In the second quarter of 2015, the Company recorded $3.0 million in income tax expense, an effective rate of 33.8%, compared to $3.5 million in income tax expense, an effective rate of 34.4% in the second quarter of 2014. Income tax expense for the first six months of 2015 was $5.4 million, 34.3%, compared to $6.9 million, 34.3%, for the six months ended June 30, 2014. The decrease in the effective tax rate for the second quarter of 2015 in comparison to 2014 was due to the increase in permanent differences primarily driven by higher tax exempt interest income partially offset by an increase in state income taxes. The Company anticipates a full year tax rate of approximately 34-35% in 2015.

Income from continuing operations: Income from continuing operations was $5.8 million in the second quarter of 2015 compared to $6.6 million in the second quarter of 2014, a decrease of $0.8 million. Pre-tax profit as a percent of sales decreased to 12.2% in the second quarter of 2015 compared to 13.5% in the first quarter of 2014. Income from continuing operations was $10.3 million for the six months ended June 30, 2015 compared to $13.2 million for the six months ended June 30, 2014, a decrease of $2.9 million. Pre-tax profit as a percent of sales decreased to 10.7% in 2015 compared to 13.0% in 2014. The decrease in income is a result of the reduced sales and the extraordinary legal expenses resulting from 13D filings. Excluding the extraordinary legal expenses, income from continuing operations would have been $6.0 million or $0.50 per diluted share and $11.6 million or $0.96 per diluted share for the three and six months ended June 30, 2015.

Income from discontinued operations: In 2014, the Company exited the MWCC corporate center model by selling 41 centers to existing franchise partners and closing the remaining 34 corporate centers. The Company had $0.4 million in income from discontinued operations in 2015 for the three and six months ended June 30, 2015 from the settlement of lease agreements offset by incremental closure costs incurred during the quarter.

Net income: Net income was $6.2 million and $10.7 million for the three and six months ended June 30, 2015 compared to $5.7 million and $11.7 million for the three and six months ended June 30, 2014. The year-over-year changes were driven by the factors described above in the explanations from continuing operations and income from discontinued operations.

Liquidity and Capital Resources

The Company had stockholders’ equity of $88.2 million and working capital of $63.3 million on June 30, 2015 compared with $80.5 million and $55.0 million at December 31, 2014. The $7.7 million net increase in stockholder’s equity includes $10.7 million in net income from 2015 offset by $3.3 million used to repurchase treasury stock as well as the other equity transactions outlined in the “Condensed Consolidated Statement of Changes in Stockholders’ Equity”. The Company’s cash and cash equivalents position increased from $24.5 million at December 31, 2014 to $37.1 million at June 30, 2015.

In the six months ended June 30, 2015 the Company generated cash flow of $21.0 million from continuing operations, partially attributable to $10.3 million in income from continuing operations. Cash provided by operating activities of $12.5 million include a $4.1 million decrease in prepaid income taxes, $3.7 million in depreciation and amortization, a $3.3 million decrease in inventory, $1.1 million in share-based compensation expense, a $0.3 million decrease in other assets. This was offset by cash used by operating activities of $1.8 million which includes a $0.5 million deferred income tax benefit, $0.6 million decrease in accounts payable and accrued expenses, $0.3 million increase in accounts receivable, $0.3 million increase in prepaid expenses and other current assets, and a $0.1 million realized gain on investment securities.

Net cash used in operating activities from discontinued operations was $3.1 million primarily including a $5.3 million decrease in accounts payable and accrued expenses. The use of cash was offset by a $0.1 million decrease in inventory, and a $1.5 million of deferred income benefit.

In the six months ended June 30, 2015, net cash used in investing activities from continuing operations was $1.1 million, which was due to $4.2 million for the purchase of investment securities offset by $4.5 million of cash generated by the sale of investment securities and $1.4 million for the purchase of property and equipment.

In the six months ended June 30, 2015, financing activities used $4.1 million in cash including $3.3 million of the purchase of treasury stock, $0.9 million for net shares repurchased for employee taxes, and $0.1 million for the repayment of long-term debt and capital leases. The use of cash was offset by $0.2 million for excess tax benefits from share-based compensation.

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

Off-Balance Sheet Arrangements

From time to time, the Company has entered into guarantee agreements for the benefit of key franchisee partners in order to support them maintaining their business and obtaining additional funding to expand their business into new markets. As of June 30, 2015, the Company does not have any outstanding guarantees with franchisees.

For one franchisee, the Company provided a guarantee for financial coverage for a $1.0 million loan and a $1.0 million line of credit. The variable rate term loan has a 2 year term expiring in September 2015; payment calculations assume a 7 year amortization with a balloon payment due at the end of the term. The line of credit has a two year term expiring in September 2015. The franchisee associated with these loans has failed to pay the monthly obligations and the Company paid off the loans in April 2015, which was fully accrued as of December 31, 2014. The Company is a secondary guarantor on the loan and line of credit and has pursued personal recourse against the franchise owner.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes.

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at June 30, 2015, it estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since June 30, 2015.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2015. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective of the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenen”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for defamation, market manipulation and unfair business practices, alleging a scheme of market manipulation of Medifast stock for Defendants’ for monetary gain, and damaging the business reputation of Medifast and its Take Shape For Life® division. Bradley T. MacDonald, former Executive Chairman of Medifast and a stockholder, joined the lawsuit individually.  The lawsuit seeks $270 million in compensatory damages, punitive damages, and ancillary relief.  In March 2011, the District Court granted in part and denied in part certain Anti-SLAPP Motions to Strike (i.e. motions to dismiss) previously filed by all Defendants.  The Company appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenen in the 9th Circuit Court of Appeals.  Defendant FitzPatrick’s motion was denied as to the Company’s defamation claim, and FitzPatrick appealed that portion of the Court’s ruling.  On June 4, 2014, the Panel of the 9th Circuit Court of Appeals issued a decision, denying FitzPatrick’s appeal and remanding to the District Court for further consideration; reversing the District Court’s decision as to Minkow and remanding for further consideration; denying MacDonald’s appeal in its entirety; and denying Medifast’s appeal as to Coenen.  On September 26, 2014, the District Court obtained jurisdiction of the case once again and the parties set a briefing schedule on the outstanding issues remanded by the Ninth Circuit. Coenen filed a motion for attorneys’ fees, which Medifast has opposed. The Court issued an Order on the motion, granting it in part and denying it in part, on March 24, 2015. Judgment was entered on behalf of Coenen on April 21, 2015. Medifast reached a settlement with Minkow and FitzPatrick, and the remainder of the case was dismissed on May 22, 2015.

Medifast entered into a number of Franchise Agreements with Team Wellness, Inc. and Team Wellness Louisiana, LLC for the operation of Medifast centers in the States of Alabama, Tennessee, and Louisiana. The primary owner and representative of the Team Wellness companies personally guaranteed the companies’ obligations.

Team Wellness, Inc. failed to make payments required under the terms of a Loan Agreement that Team Wellness, Inc. had entered into with Bank of America and for which Medifast provided a limited guarantee. The cost of the loan was accrued as of December 31, 2014 and the Company does not have any future obligations. See Note 11, “Contingencies”. As a result of the franchisee failing to make the loan payments, Medifast served Team Wellness, Inc. with a Notice of Default and Opportunity to Cure. After Team Wellness, Inc. failed to cure and pay the outstanding amounts, and was otherwise in default under the Franchise Agreements, Medifast served Team Wellness, Inc. with a Notice of Termination.

When the companies and the primary guarantor failed to pay the monies owed or comply with their post-termination obligations, Medifast filed a lawsuit against the primary guarantor and the companies in the United States District Court for the District of Maryland. The complaint seeks damages, enforcement of the termination of the Franchise Agreements, and an injunction ordering the defendants to comply with their post-termination obligations under the Franchise Agreements. Medifast moved for a default judgment against the companies after they failed to answer the complaint. The court granted the motion on June 24, 2015. The Court’s Order requires the companies to pay $2.1 million to Medifast, which represents outstanding royalties and receivables on food purchases in the amount of $0.1 million, reimbursement for loan payments in the amount of $1.9 million, and interest and fees on those loan payments in the amount of $67 thousand. In addition, the court awarded Medifast its attorneys’ fees and costs in the amount of $45 thousand. The Court’s Order also requires the companies to abide by the post-termination obligations of the Franchise Agreements, including that they cease using Medifast’s confidential information. The case against the primary guarantor remains ongoing and is in active discovery. The guarantor answered the complaint and asserted a number of affirmative defenses. No amounts have been recorded in connection with this lawsuit.

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

Item 5. Other Information

At the outset of the quarter ended June 30, 2015, there were 1,211,908 shares of the Company’s common stock eligible for repurchase under the repurchase authorization dated September 16, 2014.

The following is a summary of our common stock purchases during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2015	-	$-	-	1,211,908
May 1 - May 31, 2015	103,130	$32.18	103,130	1,108,778
June 1 - June 30, 2015	-	$-	-	1,108,778

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed February 27, 2015.

3.2	Amended and Restated Bylaws of Medifast, Inc. effective April 3, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-3573) filed on April 6, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015 filed August 10, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL C. MACDONALD	August 10, 2015
Michael C. MacDonald
Chief Executive Officer
(principal executive officer )

BY:	/S/ TIMOTHY G. ROBINSON	August 10, 2015
Timothy G. Robinson
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed February 27, 2015.

3.2	Amended and Restated Bylaws of Medifast, Inc. effective April 3, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-3573) filed on April 6, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015 filed August 10, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements (filed herewith).

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

