Form 10-Q
period 2015-09-30
MEDIFAST INC
filed 2015-11-09
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________.

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

The number of shares of the registrant’s common stock outstanding at November 9, 2015 was 11,758,924.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$38,994,000	$24,459,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $415,000 and $354,000	1,869,000	1,650,000
Inventory	11,770,000	15,735,000
Investment securities	27,499,000	28,185,000
Income taxes, prepaid	741,000	5,099,000
Prepaid expenses and other current assets	1,672,000	2,875,000
Deferred tax assets	2,168,000	3,727,000
Current assets of discontinued operations	5,000	184,000
Total current assets	84,718,000	81,914,000

Property, plant and equipment - net	29,527,000	33,477,000
Other assets	163,000	497,000
Long-term assets of discontinued operations	18,000	22,000

TOTAL ASSETS	$114,426,000	$115,910,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,178,000	$21,854,000
Current maturities of capital leases	239,000	232,000
Current liabilities of discontinued operations	1,040,000	4,858,000
Total current liabilities	21,457,000	26,944,000

Other liabilities:
Capital leases, net of current portion	62,000	242,000
Deferred tax liabilities	5,560,000	5,492,000
Long-term liabilities of discontinued operations	534,000	2,756,000
Total liabilities	27,613,000	35,434,000

Stockholders' Equity:
Common stock; par value $.001 per share; 20,000,000 shares authorized; 12,288,763 and 12,365,690 issued 11,758,924 and 12,075,764 issued and outstanding	12,000	12,000
Additional paid-in capital	407,000	1,132,000
Accumulated other comprehensive income	44,000	435,000
Retained earnings	93,545,000	78,897,000
Less: cost of 261,211 and 0 shares of common stock in treasury	(7,195,000)	-
Total stockholders' equity	86,813,000	80,476,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$114,426,000	$115,910,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$65,936,000	$69,017,000	$211,461,000	$222,982,000
Cost of sales	16,776,000	18,283,000	55,364,000	58,750,000
Gross Profit	49,160,000	50,734,000	156,097,000	164,232,000

Selling, general, and administrative	41,185,000	44,144,000	132,947,000	138,170,000

Income from operations	7,975,000	6,590,000	23,150,000	26,062,000

Other income
Interest and dividend income, net	154,000	149,000	450,000	454,000
Other income (loss)	(20,000)	769,000	129,000	1,016,000
	134,000	918,000	579,000	1,470,000

Income from continuing operations before income taxes	8,109,000	7,508,000	23,729,000	27,532,000
Provision for income taxes	2,707,000	2,227,000	8,064,000	9,087,000

Income from continuing operations	5,402,000	5,281,000	15,665,000	18,445,000
Income (loss) from discontinued operations, net of tax	104,000	(426,000)	533,000	(1,903,000)
Net income	$5,506,000	$4,855,000	$16,198,000	$16,542,000

Basic earnings per share
Earnings per share from continuing operations	$0.45	$0.42	$1.30	$1.43
Earnings (Loss) per share from discontinued operations	$0.01	$(0.03)	$0.05	$(0.15)
Earnings per share	$0.46	$0.39	$1.35	$1.28

Diluted earnings per share
Earnings per share from continuing operations	$0.45	$0.42	$1.29	$1.42
Earnings (Loss) per share from discontinued operations	$0.01	$(0.03)	$0.05	$(0.15)
Earnings per share	$0.46	$0.39	$1.34	$1.27

Weighted average shares outstanding -
Basic	11,922,690	12,457,438	12,028,205	12,877,297
Diluted	12,019,846	12,569,387	12,121,785	12,975,671

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$5,506,000	$4,855,000	$16,198,000	$16,542,000
Other comprehensive income, net of tax
Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	(294,000)	(146,000)	(282,000)	171,000
Adjustment for net (gains) realized and included in net income, net of tax	(9,000)	(459,000)	(109,000)	(592,000)
Total change in unrealized (gains) on marketable securities, net of tax	(303,000)	(605,000)	(391,000)	(421,000)

Other comprehensive income	(303,000)	(605,000)	(391,000)	(421,000)

Comprehensive income	$5,203,000	$4,250,000	$15,807,000	$16,121,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Nine Months Ended September 30, 2015

(Unaudited)

	Number of Shares Issued	Par Value $0.001 Amount	Additional Paid- In Capital	Retained Earnings	Accumulated other comprehensive income	Treasury Stock	Total
Balance, December 31, 2014	12,365,690	$12,000	$1,132,000	$78,897,000	$435,000	$-	$80,476,000

Options exercised by executives and directors	1,666		44,000				44,000
Share-based compensation	24,537		1,707,000				1,707,000
Net shares repurchased for employee taxes			(875,000)				(875,000)
Share-based compensation tax benefit			170,000				170,000
Treasury stock purchases						(10,516,000)	(10,516,000)
Treasury stock retirement	(103,130)		(1,771,000)	(1,550,000)		3,321,000	-
Net income				16,198,000			16,198,000
Net change in unrealized gain on investments					(391,000)		(391,000)

Balance, September 30, 2015	12,288,763	$12,000	$407,000	$93,545,000	$44,000	$(7,195,000)	$86,813,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$16,198,000	$16,542,000
Income (loss) from discontinued operations, net of tax	533,000	(1,903,000)
Income from continuing operations	15,665,000	18,445,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	5,425,000	5,977,000
Realized (gain) on investment securities, net	(117,000)	(949,000)
Share-based compensation	1,707,000	1,858,000
Deferred income taxes	163,000	(760,000)
(Gain)/loss on disposal of fixed assets	59,000	(17,000)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(219,000)	(1,108,000)
Inventory	3,965,000	1,733,000
Prepaid expenses and other current assets	1,158,000	885,000
Other assets	334,000	18,000
Accounts payable and accrued expenses	(1,676,000)	1,038,000
Income taxes	4,358,000	(1,006,000)
Net cash provided by operating activities- continuing operations	30,822,000	26,114,000
Net cash used in operating activities- discontinued operations	(3,525,000)	(1,553,000)
Net cash provided by operating activities	27,297,000	24,561,000
Cash Flow from Investing Activities:
Sale of investment securities	7,135,000	23,367,000
Purchase of investment securities	(6,987,000)	(19,700,000)
Purchase of property and equipment	(1,605,000)	(4,121,000)
Net cash used in investing activities- continuing operations	(1,457,000)	(454,000)
Net cash provided by investing activities- discontinued operations	-	1,128,000
Net cash provided by (used in) investing activities	(1,457,000)	674,000
Cash Flow from Financing Activities:
Repayment of long-term debt and capital leases	(173,000)	(166,000)
Decrease in note receivable	45,000	23,000
Net shares repurchased for employee taxes	(875,000)	-
Options exercised by executives and directors	44,000	-
Excess tax benefits from share-based compensation	170,000	51,000
Purchase of treasury stock	(10,516,000)	(33,894,000)
Net cash used in financing activities- continuing operations	(11,305,000)	(33,986,000)
Net cash used in financing activities- discontinued operations	-	-
Net cash used in financing activities	(11,305,000)	(33,986,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,535,000	(8,751,000)
Cash and cash equivalents - beginning of the period	24,459,000	36,382,000
Cash and cash equivalents - end of period	$38,994,000	$27,631,000

Supplemental disclosure of cash flow information:
Interest paid	$18,000	$104,000
Income taxes paid	$1,805,000	$10,211,000

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

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. The accompanying condensed unaudited interim consolidated financial statements should be read in conjunction with the 2014 audited financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K, as amended, filed for the year ended December 31, 2014 (“2014 Form 10-K”).

2.	Presentation of Financial Statements

The condensed unaudited interim consolidated financial statements included herein include the accounts of Medifast, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.	Recent Accounting Pronouncements

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information, except for:

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requires the Company to recognize inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business less costs of completion, disposal, and transportation. The pronouncement is effective for fiscal years beginning after December 31, 2016. Management is currently evaluating the effect that the provisions of ASU 2015-11 will have on the Company’s financial statements.

ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, requires the Company to recognize revenue for the transfer of goods or services to customers for the amount the Company expects to be entitled to in exchange for those goods or services. The Company will be required to identify the contract, identify the relevant performance obligations, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize the revenue when the entity satisfies a performance obligation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2017. Management is currently evaluating the effect that the provisions of ASU 2015-14 will have on the Company’s financial statements.

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. The Company elected early adoption of the pronouncement and accounted for the discontinued operations of the Medifast Corporate Weight Control Center channel in accordance with these guidelines.

4.	Revenue Recognition

Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which primarily occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping. Revenue from our Franchise Medifast Weight Control Centers is primarily generated from product sales.

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

Inventories consisted of the following as of:

	September 30, 2015	December 31, 2014
Raw Materials	$3,481,000	$4,410,000
Packaging	882,000	920,000
Non-food Finished Goods	773,000	1,108,000
Finished Goods	6,744,000	9,689,000
Reserve for Obsolete Inventory	(110,000)	(392,000)
	$11,770,000	$15,735,000

6.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$5,402,000	$5,281,000	$15,665,000	$18,445,000
Income (loss) from discontinued operations	104,000	(426,000)	533,000	(1,903,000)
Net income	$5,506,000	$4,855,000	$16,198,000	$16,542,000

Denominator:
Weighted average shares of common stock outstanding	11,922,690	12,457,438	12,028,205	12,877,297
Effect of dilutive common stock equivalents	97,156	111,949	93,580	98,374

Weighted average shares of common stock outstanding	12,019,846	12,569,387	12,121,785	12,975,671

EPS:
Basic earnings per share
Earnings per share from continuing operations	$0.45	$0.42	$1.30	$1.43
Earnings (loss) per share from discontinued operations	$0.01	$(0.03)	$0.05	$(0.15)
Earnings per share	$0.46	$0.39	$1.35	$1.28

Diluted earnings per share
Earnings per share from continuing operations	$0.45	$0.42	$1.29	$1.42
Earnings (loss) per share from discontinued operations	$0.01	$(0.03)	$0.05	$(0.15)
Earnings per share	$0.46	$0.39	$1.34	$1.27

The calculation of diluted earnings per share excluded 69,375 and 74,373 antidilutive options outstanding for the three and nine months ended September 30, 2015, respectively. The calculation also excluded 67,764 antidilutive options outstanding for the three and nine months ended September 30, 2014. These options could potentially dilute base earnings per share in the future.

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

The following table represents cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities as of:

	September 30, 2015
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$37,893,000	$-	$-	$-	$37,893,000	$37,893,000	$-

Level 1:
Money Market Accounts	1,101,000	-	-	-	1,101,000	1,101,000	-
Mutual Funds	9,760,000	32,000	(344,000)	-	9,448,000	-	9,448,000
Corporate Equity Securities	3,914,000	525,000	(255,000)	-	4,184,000	-	4,184,000
Government & Agency Securities	4,522,000	48,000	(2,000)	12,000	4,580,000	-	4,580,000
	19,297,000	605,000	(601,000)	12,000	19,313,000	1,101,000	18,212,000

Level 2:
Municipal Bonds	3,038,000	57,000	(4,000)	18,000	3,109,000	-	3,109,000
Corporate Bonds	6,121,000	39,000	(21,000)	39,000	6,178,000	-	6,178,000
	9,159,000	96,000	(25,000)	57,000	9,287,000	-	9,287,000

Total	$66,349,000	$701,000	$(626,000)	$69,000	$66,493,000	$38,994,000	$27,499,000

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$23,894,000	$-	$-	$-	$23,894,000	$23,894,000	$-

Level 1:
Money Market Accounts	565,000	-	-	-	565,000	565,000	-
Mutual Funds	10,733,000	63,000	(129,000)	-	10,667,000	-	10,667,000
Corporate Equity Securities	3,408,000	695,000	(31,000)	-	4,072,000	-	4,072,000
Government & Agency Securities	4,559,000	49,000	(5,000)	15,000	4,618,000	-	4,618,000
	19,265,000	807,000	(165,000)	15,000	19,922,000	565,000	19,357,000

Level 2:
Municipal Bonds	3,652,000	78,000	(7,000)	28,000	3,751,000	-	3,751,000
Corporate Bonds	5,022,000	29,000	(12,000)	38,000	5,077,000	-	5,077,000
	8,674,000	107,000	(19,000)	66,000	8,828,000	-	8,828,000

Total	$51,833,000	$914,000	$(184,000)	$81,000	$52,644,000	$24,459,000	$28,185,000

The Company had a realized loss of $17,000 and a realized gain of $716,000 for the three months ended September 30, 2015 and 2014, respectively and realized gains of $117,000 and $949,000 for the nine months ended September 30, 2015 and 2014, respectively.

9.	Shared-based Compensation

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the price of the Company’s common stock, dividend yield and the risk-free interest rate. Options outstanding as of September 30, 2015 generally vest over a period of three years with expiration terms up to ten years. The exercise price of these options ranges from $24.26 to $31.55. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each award. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company historically has not issued dividends and therefore does not utilize a dividend yield in the calculation. The weighted average input assumptions used and resulting fair values were as follows:

	2015	2014
Expected life (in years)	6	6
Risk-free interest rate	1.71%	1.61%
Expected volatility	50.91%	63.15%
Dividend yield	-	-

The following table summarizes the stock option activity:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	67,375	$26.05
Granted	66,000	30.99
Exercised	(1,666)	26.52
Forfeited	(33,336)	29.54
Outstanding at September 30, 2015	98,373	$28.17	8.78	49,447
Exerciseable at September 30, 2015	34,615	$26.27	8.17	32,007

The weighted-average grant date fair value of options granted was $15.24. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of September 30, 2015 was approximately $0.7 million and is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with terms up to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	333,676	$25.31
Granted	12,155	30.78
Vested	(78,803)	25.14
Forfeited	(4,600)	31.55
Unvested at September 30, 2015	262,428	$25.51

The total costs of the options and restricted awards vested and charged against income during the three months ended September 30, 2015 and 2014 was $602,000 and $782,000, respectively, and $1.7 million and $2.4 million for the nine months ended September 30, 2015 and 2014, respectively. The Company accrued an additional $156,000 and $82,000 for performance awards for the three months ended September 30, 2015 and 2014, respectively, and $634,000 and $454,000 for the nine months ended September 30, 2015 and 2014, respectively. The cost of the 2015 performance awards will depend on management’s achievement of performance targets, the Company’s fiscal 2015 performance, and will be finalized and approved at the first Board of Directors meeting in 2016. The cost recognized during the quarter is based on the performance that management expects the Company will achieve as of September 30, 2015. The total income tax benefit recognized in the consolidated statements of income for these restricted stock awards was approximately $212,000 and $276,000 for the three months ended September 30, 2015 and 2014, respectively, and $602,000 and $849,000 for the nine months ended September 30, 2015 and 2014, respectively. The total tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards for the three months ended September 30, 2015 and 2014 was $5,000 and $12,000, respectively, and $170,000 and $51,000 for the nine months ended September 30, 2015 and 2014, respectively. There was approximately $4.4 million of total unrecognized compensation cost related to restricted stock awards as of September 30, 2015. The cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

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

The following table presents sales by channel for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Medifast Direct	$11,271,000	$13,412,000	$39,388,000	$45,756,000
Take Shape For Life	49,883,000	49,931,000	154,243,000	160,950,000
Medifast Weight Control Centers- Franchise	4,011,000	4,175,000	13,348,000	11,584,000
Medifast Wholesale	771,000	1,499,000	4,482,000	4,692,000
Net Revenue	$65,936,000	$69,017,000	$211,461,000	$222,982,000

11.	Contingencies

The Company filed a civil complaint on February 17, 2010 in the U.S. District Court (SD, Cal) against Barry Minkow and the Fraud Discovery Institute, Inc. (collectively, “Minkow”), iBusiness Reporting, and its editor William Lobdell, Tracy Coenen and Sequence, Inc. (collectively, “Coenen”), “Zee Yourself”, and Robert L. Fitzpatrick (“FitzPatrick”) for defamation, market manipulation and unfair business practices, alleging a scheme of market manipulation of Medifast stock for Defendants’ monetary gain, and damaging the business reputation of Medifast and its Take Shape For Life® division. Bradley T. MacDonald, former Executive Chairman of Medifast and a stockholder, joined the lawsuit individually.  The lawsuit sought $270 million in compensatory damages, punitive damages, and ancillary relief.  In March 2011, the District Court granted in part and denied in part certain Anti-SLAPP Motions to Strike (i.e. motions to dismiss) previously filed by all Defendants.  The Company appealed that portion of the District Court’s ruling which dismissed its defamation claims against Minkow and Coenen in the 9th Circuit Court of Appeals.  Defendant FitzPatrick’s motion was denied as to the Company’s defamation claim, and FitzPatrick appealed that portion of the Court’s ruling.  On June 4, 2014, the Panel of the 9th Circuit Court of Appeals issued a decision, denying FitzPatrick’s appeal and remanding to the District Court for further consideration; reversing the District Court’s decision as to Minkow and remanding for further consideration; denying MacDonald’s appeal in its entirety; and denying Medifast’s appeal as to Coenen.  On September 26, 2014, the District Court obtained jurisdiction of the case once again and the parties set a briefing schedule on the outstanding issues remanded by the Ninth Circuit. Coenen filed a motion for attorneys’ fees, which Medifast has opposed. The Court issued an Order on the motion, granting it in part and denying it in part, on March 24, 2015. Judgment was entered on behalf of Coenen on April 21, 2015. On May 28, 2015, Medifast entered into a full and final settlement of this matter with all remaining defendants and the case is now closed and all obligations have been satisfied.

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

The following is a summary of the Company’s operating results for discontinued operations for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$-	$4,975,000	$-	$18,422,000
Income/(loss) before income taxes from discontinued operations	140,000	(663,000)	834,000	(2,996,000)
Income tax/(benefit) provision	36,000	(237,000)	301,000	(1,093,000)
Income/(loss) from discontinued operations, net of tax	$104,000	$(426,000)	$533,000	$(1,903,000)

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities included in discontinued operations as of:

September 30, 2015

ASSETS
Current assets:
Receivables, net	$1,000
Prepaid expenses and other current assets	4,000
Total current assets	5,000

Other assets	18,000

Total assets	$23,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,040,000
Total current liabilities	1,040,000

Long-term lease obligations	534,000

Total liabilities	$1,574,000

The following table summarizes the exit obligations primarily closed clinic lease obligations, severance accruals, and customer refunds incurred as of September 30, 2015:

Ending accrued balance as of December 31, 2014	$6,534,000
Adjustments recorded during the period (1)	(1,418,000)
Payments during the period	(3,542,000)
Ending accrued balance as of September 30, 2015	$1,574,000

(1)- The adjustments to the accrual recorded in the first nine months of 2015 relate primarily to favorable termination agreements reached with landlords of closed Corporate Medifast Weight Control Centers.

These charges were recorded in the balance sheet as of September 30, 2015 as follows:

Total current liabilities of discontinued operations	$1,040,000
Total long-term liabilities of discontinued operations	534,000
Ending accrued balance as of September 30, 2015	$1,574,000

13.	Stockholders’ Rights Plan

On August 28, 2014, the Company adopted a stockholders’ rights plan whereby the Board of Directors authorized and declared a dividend distribution of one right for each outstanding share of common stock of the Company to the stockholders of record at the close of business on September 9, 2014. The rights expired on August 28, 2015.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.FORWARD LOOKING STATEMENTS

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

Overview

Medifast, Inc. (“Medifast,” the “Company,” “we,” “us,” or “our”) is engaged in the production, distribution, and sale of weight loss, weight management, and healthy living products and services. The Company’s product lines include weight loss and weight management products, meal replacements, complementary healthy living products, supplements, and other associated products. Customers of our independent contractor health coaches (“Health Coaches”) in the Take Shape For Life® direct sales channel order our products through either the internet or the Company’s in-house call center. Product sales accounted for 97% of our revenues for the nine months ended September 30, 2015 and 98% of our revenues for the nine months ended September 30, 2014; which consists primarily of meal replacement food sales. In the third quarter of 2015, total revenue decreased to $65.9 million compared to $69.0 million in the third quarter of 2014, a decrease of $3.1 million or 4.5%. The decline for the period was driven by reduced revenues in the Medifast Direct, Medifast Wholesale, and Franchise Medifast Weight Control Centers (“MWCC”) channels. For the nine months ended September 30, 2015 revenue declined $11.5 million, or 5.2%, to $211.5 million compared to $223.0 million for the same period of 2014. The year-to-date decline was caused by reductions in revenue for the Take Shape For Life®, Medifast Direct, and Medifast Wholesale channels offset by an increase in MWCC revenue. These revenue changes are further described in the “Overview of Results of Operations” section. For the quarter ended September 30, 2015 the Take Shape For Life® sales channel accounted for 75.7%, the Medifast Direct channel accounted for 17.0%, the Franchise MWCC channel accounted for 6.1%, and the Medifast Wholesale channel accounted for 1.2% of total revenue. For the nine months ended September 30, 2015 the Take Shape For Life® sales channel accounted for 72.9%, the Medifast Direct channel accounted for 18.7%, the Franchise MWCC channel accounted for 6.3%, and the Medifast Wholesale channel accounted for 2.1% of total revenue. See Note 10, “Business Segments” of the notes to the financial statements for a detailed breakout of revenues of the Company’s business segments.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend, number of active Health Coaches and average monthly revenue generated per Health Coach in the Take Shape For Life® channel.

In 2014, the Company exited the MWCC corporate center model with the sale of 41 centers to existing franchise partners and the closure of the remaining 34 corporate centers. The assets, liabilities, operating results, and cash flows of the MWCC corporate center channel have been presented separately as discontinued operations in the Consolidated Financial Statements for all periods presented.

Sales Channels

Medifast Direct – In the direct-to-consumer channel (“Medifast Direct”), customers order Medifast products directly through the Company’s website, www.medifastnow.com or our in-house call center. This business is driven by a multi-faceted customer acquisition, retention, and reactivation strategy, including digital marketing initiatives and television advertising, as well as public relations, and word of mouth referrals. The Medifast Direct division focuses on targeted initiatives to acquire and retain customers and provides support through its on-line community, in-house call center and nutrition support team to better serve its customers.

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

Franchise Medifast Weight Control Centers – MWCC’s offer structured programs and a team of professionals to help customers achieve weight-loss and weight-management success. Counselors at each location work with members to provide nutritional and behavioral support based on the member’s personal needs. As of September 30, 2015, 62 MWCC franchise centers were in operation in Arizona, California, Louisiana, Minnesota, Maryland, Pennsylvania, Texas, and Wisconsin.

Medifast Wholesale – The Medifast Wholesale channel consists of licensed healthcare providers who offer the Medifast products and programs through their practice and provide support to patients who use it and other distributing companies. This channel offers directed weight loss and weight management through a health care provider or non-retail medical center. Since 1980, over 20,000 doctors have recommended Medifast products and programs as a medically-proven solution that helps people control their weight and improve their health. These licensed healthcare providers carry an inventory of wholesale products and resell them to patients while providing appropriate medical monitoring, testing, and support to ensure healthy weight loss. The Company offers extensive resources to assist the providers, their staff and their patients in achieving success with their program.

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

During the nine months ended September 30, 2015, we did not make any material changes to our critical accounting policies.

Overview of Results of Operations

	Three Months Ended September 30,
	2015	2014	$ Change	% Change

Revenue	$65,936,000	$69,017,000	$(3,081,000)	-4%
Cost of sales	16,776,000	18,283,000	(1,507,000)	-8%
Gross Profit	49,160,000	50,734,000	(1,574,000)	-3%

Selling, general, and administrative costs	41,185,000	44,144,000	(2,959,000)	-7%

Income from operations	7,975,000	6,590,000	1,385,000	21%

Other income
Interest income, net	154,000	149,000	5,000	3%
Other income (loss)	(20,000)	769,000	(789,000)	-103%
	134,000	918,000	(784,000)	-85%

Income from continuing operations before income taxes	8,109,000	7,508,000	601,000	8%
Provision for income tax expense	2,707,000	2,227,000	480,000	22%

Income from continuing operations	5,402,000	5,281,000	121,000	2%
Income (Loss) from discontinued operations, net of tax	104,000	(426,000)	530,000	-124%
Net income	$5,506,000	$4,855,000	$651,000	13%

% of revenue

Gross Profit	74.6%	73.5%
Selling, general, and administrative costs	62.5%	64.0%
Income from Operations	12.1%	9.5%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change

Revenue	$211,461,000	$222,982,000	$(11,521,000)	-5%
Cost of sales	55,364,000	58,750,000	(3,386,000)	-6%
Gross Profit	156,097,000	164,232,000	(8,135,000)	-5%

Selling, general, and administrative costs	132,947,000	138,170,000	(5,223,000)	-4%

Income from operations	23,150,000	26,062,000	(2,912,000)	-11%

Other income
Interest income, net	450,000	454,000	(4,000)	-1%
Other income	129,000	1,016,000	(887,000)	-87%
	579,000	1,470,000	(891,000)	-61%

Income from continuing operations before income taxes	23,729,000	27,532,000	(3,803,000)	-14%
Provision for income tax expense	8,064,000	9,087,000	(1,023,000)	-11%

Income from continuing operations	15,665,000	18,445,000	(2,780,000)	-15%
Income (Loss) from discontinued operations, net of tax	533,000	(1,903,000)	2,436,000	-128%
Net income	$16,198,000	$16,542,000	$(344,000)	-2%

% of revenue

Gross Profit	73.8%	73.7%
Selling, general, and administrative costs	62.9%	62.0%
Income from Operations	10.9%	11.7%

Revenue: Revenue decreased approximately 4.5% to approximately $65.9 million for the three months ended September 30, 2015 as compared to approximately $69.0 million for the three months ended September 30, 2014. The Take Shape For Life® sales channel accounted for 75.7%, the Medifast Direct channel accounted for 17.0%, the Franchise MWCC channel accounted for 6.1%, and the Medifast Wholesale channel accounted for 1.2% of total revenue. The revenue to spend for the third quarter 2015 was 25.5-to-1 compared to 18.7-to-1 for 2014.

Revenue decreased approximately 5.2% to approximately $211.5 million for the nine months ended September 30, 2015 as compared to approximately $223.0 million for the nine months ended September 30, 2014. The Take Shape For Life® sales channel accounted for 72.9%, the Medifast Direct channel accounted for 18.7%, the Franchise MWCC channel accounted for 6.3%, and the Medifast Wholesale channel accounted for 2.1% of total revenue. The revenue to spend for the first nine months of 2015 was 16.7-to-1 compared to 14.9-to-1 for 2014.

For the three months ended September 30, 2015, Take Shape For Life® revenue remained flat at $49.9 million compared to the same period in 2014. This represents a sequential improvement in the quarterly rate of decline compared to the same period last year. For the nine months ended September 30, 2015, Take Shape For Life® revenue decreased 4% to $154.2 million compared to $160.9 for the nine months ended September 30, 2014. The decline in revenue for Take Shape For Life® was driven by a decrease in the number of active Health Coaches, offset by an increase in the revenue per Health Coach. Active Health Coaches are defined as Health Coaches earning income from a product sale during the quarter. The number of active Health Coaches for the third quarter of 2015 decreased to 12,000 compared with 12,400 during the same period for 2014, a decrease of 3.0%. On a sequential basis, the number of active earning Health Coaches in the third quarter of 2015 increased by approximately 200 Health Coaches when compared to the second quarter 2015. In addition, the revenue per Health Coach increased 3% to $4,145 in the third quarter of 2015 compared to $4,025 in the third quarter of 2014.

Medifast Direct revenue decreased 16% to $11.2 million for the three months ended September 30, 2015 and 14% to $39.4 million for the nine months ended September 30, 2015 compared to the same periods in 2014. Revenues in this channel are driven primarily by targeted customer marketing and advertising. Sales are down in comparison to 2014 as new customer acquisition continues to be challenging. Advertising in the quarter was down 29.7% in part to align spending with the early October launch of our new Achieve Plan.

The Franchise MWCC channel revenue decreased 5% during the third quarter, with revenue of $4.0 million in 2015 compared to $4.2 million for the same period of 2014. For the nine months ended September 30, 2015, revenue increased 16% to $13.4 million compared to $11.6 million in 2014. Sixty-two franchise centers were in operation as of September 30, 2015, compared to 69 franchise centers as of September 30, 2014. The change in franchise centers over the 12 month period includes the transition of 17 corporate centers to the franchise model in December 2014 and the closure of 24 centers, which includes 15 corporate centers that were transitioned the previous year and 3 centers that had been opened for less than a year. The decrease in revenue for the three months ended September 30, 2015 in comparison to the three months ended September 30, 2014, was primarily driven by fewer franchise centers in operation during the period and a slight decrease in sales per center. The increase in revenue for the nine months ended September 30, 2015 in comparison to the nine months ended September 30, 2014, was the result of sales derived from corporate centers that were transitioned to the franchise model in June and December of 2014, partially offset by the decreased sales per center.

Medifast Wholesale revenue decreased $0.7 million, to $0.8 million for the three months ended September 30, 2015 compared to $1.5 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, revenue decreased $0.2 million to $4.5 million compared to $4.7 million for the nine months ended September 30, 2014. The decrease for the periods was due to the loss of certain accounts resulting from Medifast’s enforcement of business partner compliance distribution requirements. Several of these accounts were terminated during the third quarter which resulted in a sharp decline in revenue that exceeded the year-to-date improvements in revenue.

Costs of Sales: Cost of sales decreased approximately $1.5 million to $16.8 million for the three months ended September 30, 2015 compared to the same period in 2014. For the nine months ended September 30, 2015, cost of sales decreased $3.4 million to $55.4 million compared to the prior year. The decrease in cost of sales for the periods was primarily due to decreased sales volumes. As a percentage of sales, gross margin increased to 74.6% from 73.5% in the third quarter of 2015 versus the prior year and increased to 73.8% from 73.7% for the first nine months of 2015 compared to 2014. The quarterly gross margin improvement was primarily driven by price increases and improved manufacturing and shipping efficiencies recognized during the quarter.

Selling, General and Administrative Costs: Selling, general and administrative expenses were $41.2 million for the three months ended September 30, 2015 compared to $44.1 million in the same period of 2014. As a percentage of sales, selling, general and administrative expenses decreased to 62.5% versus 64.0% in the third quarter of 2014. For the nine months ended September 30, 2015, selling, general, and administrative expenses were $132.9 million compared to $138.2 million for the nine months ended September 30, 2014. As a percentage of sales, selling, general and administrative expenses increased to 62.9% versus 62.0% in 2014. The Company incurred $2.1 million in extraordinary legal expenses related to 13D filings during the period. Excluding those expenses, selling, general, and administrative costs would have been $130.8 million, or 61.8%. Take Shape For Life® commission expense, which is variable based upon product sales, increased by approximately $0.1 million for the three months ended September 30, 2015 as Take Shape For Life® sales were comparable to the prior year. For the first nine months of 2015, commission expense decreased by $3.1 million as Take Shape For Life® sales declined 4% compared to the prior year.

Salaries and benefits decreased by approximately $0.3 million and increased by $0.4 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The decrease for the quarter was primarily driven by a reduction in salary and benefit expenses from lower headcount and reduced stock compensation expense, partially offset by increased bonus and medical expenses. The year-to-date increase was driven by higher bonus estimates and medical costs, partially offset by a reduction in the use of temporary labor, stock compensation, and salary and benefit expenses.

Sales and marketing expense decreased by $1.4 million in the third quarter of 2015 and $2.4 million for the first nine months of 2015 compared to same periods in 2014. The quarter-over-quarter and year-to-date decreases were mainly driven by reduced advertising spend and a decrease in expenses associated with the Take Shape For Life® annual convention. Total advertising spend was $2.6 million in the third quarter of 2015 versus $3.7 million in the third quarter of 2014, a decrease of $1.1 million or 29.7%. The year-to-date decrease was also offset by an increase in production costs for the new Medifast commercials that aired during the first quarter of 2015. Total advertising spend was $12.7 million during the first nine months of 2015 versus $15.0 million in the first nine months of 2014, a decrease of $2.3 million or 15.3%.

General expenses decreased $1.1 million for the three months ended September 30, 2015 in comparison to the same periods in 2014. The quarter-over-quarter decrease in expense was primarily driven by $1.6 million in extraordinary expenses resulting from 13D filings incurred during the third quarter of 2014. The Company reached a settlement agreement with Engaged Capital, LLC., a stockholder of the Company, during the first quarter of 2015 and additional expenses were not incurred during the third quarter of 2015. The significant decrease in legal fees was partially offset by an increase in accounting, consulting, and insurance expenses for the quarter. For the nine months ended September 30, 2015 general expenses increased $0.9 million compared to the nine months ended September 30, 2014. The nine month increase was primarily driven by a $0.5 million increase in extraordinary legal expenses resulting from 13D filings mainly incurred during the first quarter, the retention of GKV as the marketing and advertising agency, an increase in accounting expenses, and an increase in insurance expense partially offset by a decrease in dues & subscriptions. Other expenses decreased by $0.2 million and $0.8 million for the three and nine months ended September 30, 2015. The decrease in other expenses for the periods was the result of a reduction in depreciation expense. Reduced credit card fees resulting from decreased sales also contributed to the year-to-date decrease offset by an increase in licenses and fees and business taxes.

Income taxes: In the third quarter of 2015, the Company recorded $2.7 million in income tax expense, an effective rate of 33.4%, compared to $2.2 million in income tax expense, an effective rate of 29.7% in the third quarter of 2014. The increase in the effective tax rate for the third quarter of 2015 in comparison to 2014 was due to the decrease in the permanent differences primarily driven by lowering the benefits of the domestic manufacturing deduction and research & development credits taken in the prior year. Income tax expense for the first nine months of 2015 was $8.1 million, 34.0%, compared to $9.1 million, 33.0%, for the nine months ended September 30, 2014. The increase in the effective tax rate was driven by an increase in state income tax. The Company anticipates a full year tax rate of approximately 34-35% in 2015.

Income from continuing operations: Income from continuing operations was $5.4 million in the third quarter of 2015 compared to $5.3 million in the third quarter of 2014, a decrease of $0.1 million. Pre-tax profit as a percent of sales increased to 12.3% in the third quarter of 2015 compared to 10.9% in the third quarter of 2014. The improved profit despite a decline in sales is a direct result of the Company’s continued efforts to manage expenses. Income from continuing operations was $15.7 million for the nine months ended September 30, 2015 compared to $18.4 million for the nine months ended September 30, 2014, a decrease of $2.7 million. Pre-tax profit as a percent of sales decreased to 11.2% in 2015 compared to 12.3% in 2014. The year to date decrease in income is a result of the reduced sales offset by the Company’s efforts to manage expenses. Excluding the extraordinary legal expenses, income from continuing operations would have been $17.0 million, or $1.41 per diluted share, for the nine months ended September 30, 2015 and $19.5 million, or $1.50 per diluted share, for the nine months ended September 30, 2014.

Income from discontinued operations: In 2014, the Company exited the MWCC corporate center model with the sale of 41 centers to existing franchise partners and the closure of the remaining 34 corporate centers. The Company had $0.1 million and $0.5 million in income from discontinued operations in 2015 for the three and nine months ended September 30, 2015 from the settlement of lease agreements offset by incremental closure costs incurred during the quarter.

Net income: Net income was $5.5 million and $16.2 million for the three and nine months ended September 30, 2015 compared to $4.9 million and $16.5 million for the three and nine months ended September 30, 2014. The year-over-year changes were driven by the factors described above in the explanations from continuing operations and income from discontinued operations.

Liquidity and Capital Resources

The Company had stockholders’ equity of $86.8 million and working capital of $63.3 million on September 30, 2015 compared with $80.5 million and $55.0 million at December 31, 2014. The $6.3 million net increase in stockholder’s equity includes $16.2 million in net income from 2015 offset by $10.5 million used to repurchase the Company’s common stock as well as the other equity transactions outlined in the “Condensed Consolidated Statement of Changes in Stockholders’ Equity.” The Company’s cash and cash equivalents position increased from $24.5 million at December 31, 2014 to $39.0 million at September 30, 2015.

In the nine months ended September 30, 2015 the Company generated cash flow of $30.8 million from continuing operations, partially attributable to $15.7 million in income from continuing operations. Cash provided by operating activities of $17.2 million primarily includes $5.4 million in depreciation and amortization, a $4.4 million decrease in prepaid income taxes, a $4.0 million decrease in inventory, $1.7 million in share-based compensation expense, a $1.2 million decrease in prepaid expenses and other current assets, a $0.3 million decrease in other assets, and a $0.2 million income tax benefit. This was offset by cash used by operating activities of $2.0 million which includes a $1.7 million decrease in accounts payable and accrued expenses, a $0.2 million increase in accounts receivable, and a $0.1 million realized gain on investment securities.

Net cash used in operating activities from discontinued operations was $3.5 million primarily including a $6.0 million decrease in accounts payable and accrued expenses offset by $1.7 million of deferred income benefit, $0.5 million in income from discontinued operations, and a $0.1 million decrease in inventory.

In the nine months ended September 30, 2015, net cash used in investing activities from continuing operations was $1.5 million, which includes $1.6 million for the purchase of property and equipment and $7.1 million of cash generated by the sale of investment securities offset by $7.0 million for the purchase of investment securities.

In the nine months ended September 30, 2015, financing activities used $11.3 million in cash primarily including $10.5 million for the repurchase of the Company’s common stock, $0.9 million for net shares repurchased for employee taxes, and $0.2 million for the repayment of long-term debt and capital leases. The use of cash was offset by $0.2 million for excess tax benefits from share-based compensation.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities.

Off-Balance Sheet Arrangements

From time to time, the Company has entered into guarantee agreements for the benefit of key franchisee partners in order to support them maintaining their business and obtaining additional funding to expand their business into new markets. As of September 30, 2015, the Company does not have any outstanding guarantees with franchisees.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at September 30, 2015, it estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2014.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2015. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective of the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

When the companies and the primary guarantor failed to pay the monies owed or comply with their post-termination obligations, Medifast filed a lawsuit against the primary guarantor and the companies in the United States District Court for the District of Maryland. The complaint seeks damages, enforcement of the termination of the Franchise Agreements, and an injunction ordering the defendants to comply with their post-termination obligations under the Franchise Agreements. Medifast moved for a default judgment against the companies after they failed to answer the complaint. The court granted the motion on June 24, 2015. The Court’s Order requires the companies to pay $2,100,927.53 million to Medifast, which includes the following: outstanding royalties and receivables on food purchases in the amount of $141,239.89, reimbursement for loan payments in the amount of $1,892,834.44, and interest and fees on those loan payments in the amount of $66,853.20. In addition, the court awarded Medifast its attorneys’ fees and costs in the amount of $45,231.05. The Court’s Order also requires the companies to abide by their post-termination obligations under the Franchise Agreements, including that they cease using Medifast’s confidential information. The case against the primary guarantor remains ongoing and is in active discovery.

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

Item 5. Other Information

At the outset of the quarter ended September 30, 2015, there were 847,567 shares of the Company’s common stock eligible for repurchase under the repurchase authorization dated September 16, 2014.

The following is a summary of our common stock purchases during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2015	-	$-	-	1,108,778
August 1 - August 31, 2015	186,511	$27.49	186,511	922,267
September 1 - September 30, 2015	74,700	$27.68	74,700	847,567

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 6, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015 filed November 9, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL C. MACDONALD	November 9, 2015
Michael C. MacDonald
Chief Executive Officer
(principal executive officer )

BY:	/S/ TIMOTHY G. ROBINSON	November 9, 2015
Timothy G. Robinson
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 6, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015 filed November 9, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements (filed herewith).

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

