Form 10-K
period 2015-12-31
MEDIFAST INC
filed 2016-03-15
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

3600 Crondall Lane, Owings Mills, MD 21117

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

Yes  ☐    No   ☒

As of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock (based on the closing sale price of $32.32, as reported by the New York Stock Exchange on such date) held by non-affiliates was approximately $345 million.

The number of outstanding shares of the Registrant’s common stock as of March 1, 2016 was 11,834,724.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for its 2016 Annual Meeting of Stockholder’s are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2015 Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or are made in connection with discussions of future operating or financial performance.

Forward-looking statements reflect management’s expectations, beliefs, plans, objectives, goals strategies as of the date of this Report and are not guarantees of future performance or results. Although we believe that these forward-looking statements and the underlying assumptions are reasonable, we cannot assure you that they will be correct. By their nature, forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. Some of those factors (in addition to others described elsewhere in this Report and in subsequent securities filings) include:

•	our ability to maintain and grow our network of Health Coaches;
•	health related claims by our customers;
•	the effectiveness of our marketing and advertising programs;
•	adverse publicity associated with our products or sales channels;
•	the departure of one or more key personnel;
•	our ability to continue to develop innovative new services and products;
•	the failure of our services or products to continue to appeal to the market;
•	our ability to protect our brand and other intellectual property rights;
•	product liability claims;
•	disruptions in our supply chain, the impact of existing and future laws and regulations on our business, risks associated with unauthorized penetration of our information security;
•	overall economic and market conditions and the resultant impact on consumer spending patterns; and
•	other risks and uncertainties described elsewhere in this Report, including those described under Item 1A-“Risk Factors” of this Report, and in subsequent filings with the Securities and Exchange Commission (the “SEC”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to update any information contained in this Report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware of after the date of this Report.

2

PART I

ITEM 1. BUSINESS

SUMMARY

Medifast, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” the “Company” or “Medifast”) is engaged in the production, distribution, and sale of weight loss, weight management, and healthy living products and other consumable health and diet products. The Company primarily operates through its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Take Shape For Life, LLC, Jason Enterprises, Inc., Medifast Franchise Systems (“MFSI”), Inc., Jason Properties, LLC, Medifast Nutrition, Inc. and Seven Crondall, LLC. Medifast product lines include weight loss, weight management, and healthy living meal replacements, snacks, hydration products and vitamins. The Company manufactures a significant portion of its products at its manufacturing facility located in Owings Mills, Maryland.

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

Obesity is defined as a Body Mass Index (“BMI”) of 30 kg/m2 or greater, whereas overweight is defined as a BMI ranging between 25 and 29.9 kg/m2. All states in the United States had a prevalence of obesity of at least 20% in 2014. Furthermore, the CDC reported that forty-five states had adult obesity rates of 25% or higher, and twenty-two of these states had obesity rates at 30% or more. Being overweight and/or obese is linked to a multitude of serious comorbidities including heart disease, stroke, Type 2 diabetes, certain types of cancers, arthritis, sleep apnea and depression. A 2015 report by Trust for America’s Health and the Robert Wood Johnson Foundation estimated 80% of people with diabetes are overweight or obese.

The primary factors contributing to obesity, which are well known are: unhealthy food choices and lack of physical activity. Obesity is not limited to adults; the CDC has reported children and adolescents are also affected. According to the CDC, the prevalence of obesity in children age 6-11 years has doubled and obesity rates have quadrupled in adolescents age 12-19 years in the past 30 years. Approximately 18% of children and 21% of adolescents are obese and are at an increased risk of developing health problems such as high blood pressure, high cholesterol and prediabetes.

Studies completed by the CDC reported Americans incurred $147 billion in medical costs associated with obesity in 2008 and that the average annual medical costs for those who are obese are over $1,400 higher than those of people in normal weight ranges. The U.S. weight loss market itself is estimated to be a $65 billion per year industry, including consumer spending on diet foods, drinks and low-calorie sweeteners; health clubs and workout videos; medically supervised and commercial weight loss programs; children’s weight loss camps; diet books; appetite suppressants and more. Portion-controlled, meal-replacement weight management programs are continuing to gain popularity, as consumers search for a safe and effective solution that provides balanced nutrition, effective weight loss, and valuable behavior-modification education.

OUR PRODUCTS, SERVICES, AND DISTRIBUTION CHANNELS

THE MEDIFAST® BRAND

Medifast enriches lives by providing weight loss, weight management, and healthy living products and programs through multiple channels of distribution, specifically: (1) our direct to consumer channel through our website and in-house call centers, (2) Take Shape For Life, (3) Franchise Medifast Weight Control Centers, and (4) a national network of physicians . Medifast products and programs have been recommended by over 20,000 doctors since 1980.

PRODUCTS

Our products were originally developed by a physician, Medifast has been on the cutting edge in the development of nutritional and weight-management products since the Company was founded. The Company offers a variety of weight loss, weight management, and healthy living products under the Medifast®, Thrive by Medifast, Optimal Health by Take Shape For Life®, and Essential 1® brands. On January 20, 2016, the Company announced the launch of a sports nutrition product line, Dual FuelTM, which will be available for select private label customers. The Medifast meal replacement line includes more than 70 options, including, but not limited to bars, bites, pretzels, puffs, cereal crunch, drinks, eggs, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups. The Thrive by Medifast and Optimal Health by Take Shape For Life® lines include a variety of specially formulated bars, shakes, and smoothies for those who are maintaining their weight for long-term healthy living.

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

Medifast brand awareness has expanded through the Company’s marketing campaigns, improved product quality, and an emphasis on quality customer service, technical support, and publications developed by the Company’s marketing staff. Medifast products have been proven to be effective for weight loss and weight management in clinical studies conducted by researchers from leading universities. The Company has continued to develop its sales and marketing operations with qualified management and innovative programs. The Company’s facility in Owings Mills, Maryland manufactures all powder-based products and the Company subcontracts the production of all other products.

Medifast identifies opportunities to expand its product line by regularly surveying its customer base and studying industry and consumer trends. This allows Medifast to introduce new, high quality products that meet consumer demand.

DISTRIBUTION CHANNELS

Medifast Direct – In the direct-to-consumer channel (“Medifast Direct”), customers order Medifast product directly through the Company’s website, www.medifastnow.com or our in-house call center. This business is driven by a multi-media customer acquisition and retention strategy that includes television, digital advertising, direct mail, email, public relations, word of mouth referrals, social media initiatives, and other means as deemed appropriate. The Medifast Direct division focuses on targeted marketing initiatives to acquire and retain customers and provides support through its social communities, its in-house call center, and nutrition support team of registered dietitians to better serve its customers.

Take Shape For Life® – Take Shape For Life is the personal coaching division of Medifast. This coaching network consists of independent contractor health coaches (“Health Coaches”), who are trained to provide coaching and support to clients utilizing the Take Shape For Life® platform. The role of the Health Coach is to provide support and personal encouragement to help clients effectively reach and sustain a healthy weight, and adopt habits for a lifetime of health. Within our Trilogy of Optimal Health, the Company offers individuals an opportunity to create sustainable health in all areas of their lives – building a healthy body, developing a healthy mind, and generating healthy finances. Health Coaches and their clients follow the principles of the Discover Your Optimal Health book, Habits of Health book, and Habits of Health companion workbook written by the NY Times Best-Selling author and Take Shape For Life® co-founder to create an overall health optimization program. In addition to the encouragement and support of a Health Coach, clients of Take Shape For Life® are offered a bio-network of support including product and program information on our website, weekly support calls, and access to our registered dietitians.

Our Health Coaches provide coaching and support to their clients throughout the weight-loss and weight-maintenance process. Most new Health Coaches are introduced to the opportunity by an existing Health Coach. The vast majority of new Health Coaches started as weight-loss clients of a Health Coach, had success on the Take Shape For Life® program, and became a Health Coach to help others through the weight-loss process.

Take Shape For Life® is a member of the Direct Selling Association (the “DSA”), a national trade association representing over 200 direct selling companies doing business in the United States. To become a member of the DSA, Take Shape For Life®, like other active DSA member companies, underwent a comprehensive and rigorous one-year company review by DSA legal staff that included a detailed analysis of its company business-plan materials. This review is designed to ensure that a company’s business practices do not contravene DSA’s Code of Ethics. In addition to its DSA membership, Take Shape For Life is also a voluntary DSA Code of Ethics participant, which sets higher standards for ensuring compliance. Compliance with the requirements of the Code of Ethics is paramount to becoming and remaining a member in good standing of the DSA. Accordingly, we believe membership in DSA by Take Shape For Life® demonstrates its commitment to the highest standards of ethics and a pledge not to engage in any deceptive, unlawful, or unethical business practices. Among those Code of Ethics proscriptions are pyramid schemes and endless chain schemes as defined by federal, state, or local laws. Moreover, Take Shape For Life®, like other DSA member companies in good standing, has pledged to provide consumers with accurate and truthful information regarding the price, grade, quality, and performance of the products Take Shape For Life® markets. In 2015, Take Shape For Life®, and its parent company Medifast® was ranked in the Direct Selling Association’s North American 50 & Global 100 lists.

Franchise Medifast Weight Control Centers – Franchise Medifast Weight Control Centers (“MWCC”) offer structured programs and a team of professionals to help customers achieve weight-loss and weight-management success at center locations. In 2008, MFSI, a wholly-owned subsidiary of Medifast, began offering the center model as a franchise opportunity. MFSI currently offers the Medifast Weight Control Center franchise opportunity in most states under a registered (where required) franchise disclosure document (“FDD”). The MFSI Franchise Agreement requires franchisees to develop a minimum of three Medifast Weight Control Centers within a defined geographic area in the time frame set forth in the Development Agreement between MFSI and the franchisee. MFSI currently has franchised centers located in Arizona, California, Louisiana, Minnesota, Maryland, Pennsylvania, Texas, and Wisconsin. As of December 31, 2015, 61 franchise locations were in operation.

MFSI currently offers the Medifast Weight Control Center franchise opportunity in most states under a registered (where required) franchise disclosure document (“FDD”). The MFSI Franchise Agreement requires franchisees to develop a minimum of three Medifast Weight Control Centers within a defined geographic area in the time frame set forth in the Franchise and Development Agreement between MFSI and the franchisee.

MFSI’s franchise strategy depends on our franchisees’ active involvement in, and management of, Medifast Weight Control Center operations. Candidates are reviewed for appropriate operational experience and financial stability, including specific net worth and liquidity requirements. Upon execution of the Franchise and Development Agreements, franchisees are required to promptly select sites for their Centers, each of which are subject to MFSI’s approval.

A franchisee’s initial fee includes the franchise fee for their first Center to be developed and a non-refundable deposit for the second and third Centers to be developed, and covers the cost of MFSI resources provided for, among other things, the training of franchisees and their staff, and approval of the proposed territory for development. If a franchisee desires to open more than three Centers in the designated territory, there is an additional fee charged for each additional Center to be developed.

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

While MFSI does not currently have a purchase option included in its Franchise and Development Agreements, it does have the right of first refusal to acquire a Center if the franchisee wishes to sell a Center.

Medifast Wholesale –Medifast medical provider practices carry an inventory of wholesale products and resell them to patients while providing appropriate medical monitoring, testing, and support to ensure healthy weight loss and weight management.

The Company offers extensive resources to assist the medical providers, their staff and their patients in achieving success with their Medifast program. These medical providers have access to our nutrition support team, marketing assets and training modules to help grow their program and enable patients to achieve their weight loss and associated health goals. Medifast’s nutrition support team includes registered dietitians and a behavioral specialist who provide program support and advice via phone and email.

In 2014, the Company began piloting an online offering that features a resource center to provide Medifast medical providers access to the most current product and program material to support their patients and their business. In addition to opening up the opportunity for current Medifast medical providers to incorporate an e-commerce solution into their Medifast offering, they now have access to online training, news and tips from Medifast, and customizable marketing material to help them reach more patients via our wholesale healthcare channel.

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

In January 2013, the Company and Medix, amended their agreement to provide an exclusive 5-year licensing agreement to increase distribution of Medifast meal replacement products and programs beyond Mexico and into Argentina, Bolivia, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Paraguay, Peru, Venezuela, and Uruguay. In 2015, Medix operated one Medifast Weight Control Center in Mexico and launched their brand revitalization strategy with the opening of a 1800 Center that features Medifast products and programs. Along with seven Slim Centers, Medix continued operations in nine total locations in Mexico.

The Company recently started to expand its international presence into Canada.

SEASONALITY

Sales of the Company's weight management products and programs have historically been seasonal. Traditionally, predisposition of consumers not to initiate a weight loss or management program during the holiday season impacts the fourth quarter with fewer sales of weight management products and services. January and February generally show increases in sales, as these months are considered the commencement of the “diet season.”

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

COMPETITION

The weight-loss industry is very competitive and encompasses various weight loss products and programs. These include a wide variety of commercial weight-loss programs, pharmaceutical products, books, self-help diets, dietary supplements, appetite suppressants, and meal replacements, as well as, digital tools and wearable trackers. The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to other traditional center-based competitors, online diet oriented sites, self-directed dieting and self-administered products such as prescription drugs, over-the-counter drugs and supplements, as well as medically supervised programs.

Medifast’s identified peers and competitors in the general health and wellness diet industry include NutriSystem Inc., Herbalife Ltd., USANA Health Sciences, and Weight Watchers International, Inc. The Company believes that it competes effectively in the weight-loss industry and differentiates itself from the competition.

The Company believes its scientific and clinical heritage and commitment to evaluating its products and programs through clinical research are primary differentiators that allow it to compete in this market. Another primary differentiator is the Company’s unique multi-channel distribution strategy, which provides varying support modalities, and broadens the availability of the Medifast brand by targeting a customer’s individual needs. Originally developed by a physician, Medifast has been on the cutting edge in the development of nutritional and weight-management products since the Company was founded. Medifast meals are individually portioned, calorie- and carbohydrate-controlled meal replacements that share a similar nutritional “footprint” and provide a balance of protein and good carbohydrates, including fiber.

Medifast Medical Providers offer Medifast products and programs to patients in their practice and utilize wholesale sales. Medifast Direct serves customers through the Medifast website and call center with various online support tools, along with access to registered dietitians. The Take Shape For Life® division offers the personal support of a Health Coach that is often a person who has achieved success with Take Shape For Life® and has turned their success into a business opportunity. Medifast Weight Control Centers offer a supervised and structured model for customers who prefer more accountability and personalized counseling as part of the ongoing program. Medifast weight management programs utilize meal replacements as part of a structured meal plan that clinical research has shown to be effective for weight loss.

MARKETING

In 2015, Medifast continued to build and leverage its core Medifast brand through multiple marketing strategies for each distinct distribution channel: Take Shape For Life®, Medifast Direct, Medifast Weight Control Centers, and Medifast Wholesale. Customer acquisition and retention strategies vary by distribution channel and may include digital marketing, television advertising, public relations, social media, email marketing, events, and other means. These mediums were used to target new customers by stressing Medifast's and Take Shape For Life’s® simple and effective approach to weight loss and management and long term health. Many of these programs were also utilized to reactivate, encourage and support existing customers and Health Coaches. Medifast and Take Shape For Life® continues to enhance all company materials and websites.

MANUFACTURING

Jason Pharmaceuticals, Inc., the Company’s wholly-owned subsidiary, manufactures and produces all Medifast powder-based products, which is approximately 42% of Medifast’s product revenues, in the manufacturing facility in Owings Mills, Maryland. The Company purchased the plant in July 2002 and has gradually increased production capacity and improved overall efficiencies with additional investments in blending and packaging equipment. The remaining 58% of Medifast products are manufactured by third party vendors in accordance with Medifast proprietary formulas and manufacturing standards. Our Owings Mills manufacturing facility is regulated and inspected by the United States Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”) and the Maryland State Department of Health and Mental Hygiene. It is certified as a Safe Quality Food Program (SQF) Level 2 facility compliant with the Global Food Safety Initiative.

GOVERNMENTAL REGULATION HISTORY

The formulation, processing, packaging, labeling, marketing, advertising and selling of the Company's products is subject to regulation by federal, state and local agencies. Products must comply with the Federal Food Drug and Cosmetic Act, the Food Safety Modernization Act, the Federal Trade Commission Act, State Consumer Protection laws and several other federal, state and local statutes and regulations applicable in localities in which the company products are made or are sold.

The FDA and USDA and State and local Health departments are the major agencies whose regulatory mission is to assure that products are made using approved ingredients, manufacturing procedures and testing to ensure that safe quality products are delivered to consumers. The Federal Trade Commission (“FTC”) has principal regulatory control over the Company’s advertising and trade practices, its enforcement powers are aimed at protecting the consumer from being deceived by unfair marketing and trading practices.

The FTC has principal regulatory control over the Company’s advertising. Historically, the FTC has filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials and claims for program success. In 2012, Jason Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company, entered into a consent decree with the FTC regarding certain statements included in the advertising for the Company’s weight-loss programs. The consent decree requires us to comply with certain procedures and disclosures in connection with our advertisements of products and services.

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

EMPLOYEES

As of December 31, 2015, the Company’s subsidiaries employed 425 employees, of whom 182 were engaged in manufacturing, logistics, and supply chain support, and 243 in marketing, administrative, call center and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company. All employees are employed by Jason Pharmaceuticals, Inc.

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

AVAILABLE INFORMATION

Our principal office is located at 3600 Crondall Lane, Owings Mills, Maryland 21117. Our telephone number at this office is (410) 581-8042. Our corporate website is located at http://www.medifastnow.com. All periodic and current reports, registration statements, code of conduct and other material that we are required to file with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our investor relations page at http://www.medifastnow.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report.

The public may also read and copy any materials field by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file such information electronically with the SEC.

CERTIFICATIONS

The Company’s Chief Executive Officer and Chief Financial Officer have filed their certifications as required by the SEC regarding the quality of the Company’s public disclosure for each of the periods ended during the Company’s fiscal year ended December 31, 2015 and the effectiveness of internal control over financial reporting as of December 31, 2015. Further, the Company’s Chief Executive Officer has certified to the New York Stock Exchange (“NYSE”) that he is not aware of any violation by the Company of the NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE listing standards.

QUARTERLY RESULTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2015
Revenue	$73,364,000	$72,161,000	$65,936,000	$61,312,000
Gross Profit	53,770,000	53,167,000	49,160,000	45,218,000
Income from continuing operations before income taxes	6,792,000	8,828,000	8,109,000	5,942,000
Income from continuing operations	4,416,000	5,847,000	5,402,000	3,902,000
Net Income	4,444,000	6,248,000	5,506,000	3,860,000
Earnings per share from continuing operations- diluted	0.36	0.48	0.45	0.33
Earnings (loss) per common share- diluted	0.36	0.51	0.46	0.33

2014
Revenue	$79,233,000	$74,732,000	$69,017,000	$62,303,000
Gross Profit	57,924,000	55,574,000	50,734,000	44,975,000
Income from continuing operations before income taxes	9,930,000	10,094,000	7,508,000	4,161,000
Income from continuing operations	6,545,000	6,619,000	5,281,000	2,584,000
Net Income	5,967,000	5,720,000	4,855,000	(3,361,000)
Earnings per share from continuing operations- diluted	0.49	0.50	0.42	0.21
Earnings (loss) per common share- diluted	0.45	0.44	0.39	(0.28)

Earnings per common share (sometimes referred to as “EPS”) is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per common share may not equal the total computed for the year.

ITEM 1A. RISK FACTORS

You should consider carefully the following risks and uncertainties when reading this Report. If any of the events described below actually occurs, the Company's business, financial condition and operating results could be materially adversely affected. You should understand that it is not possible to predict or identify all such risks and uncertainties. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risks Related to Our Business

The success of our Take Shape For Life® business is dependent on our ability to maintain and grow our network of Health Coaches.

Sales in our Take Shape For Life® channel are generated by our independent contractor Health Coaches. The channel is subject to high turnover and we depend on our network of Health Coaches to continually grow their businesses by attracting, training and motivating new Health Coaches. We consider our number of Health Coaches and revenue per Health Coach to be key indicators of our success in the Take Shape For Life® channel. For the quarter ended December 31, 2015, the Company had 11,900 active Health Coaches and the average revenue per Health Coach was $4,039. If we fail to provide the tools and competitive compensation necessary to promote Health Coaches to grow their businesses, we believe these key indicators will weaken and our revenue will decline.

The growth and sustainability of our network of Health Coaches is also subject to risk factors which may be outside of our control. These include:

•	Negative public perceptions of multi-level marketing;
•	General economic conditions;
•	Failure to develop innovative products to meet consumer demands
•	Adverse opinions of our products, services, or industry; and
•	Regulatory actions against our company, competitors in our industry, or other direct selling companies.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures and our ability to select effective markets and media in which to advertise.

Our business success depends on our ability to attract and retain customers, which significantly depends on our marketing practices. In 2015, 2014 and 2013 our marketing expenditures were $15.3 million, $17.0 million and $22.1 million, respectively. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

•	create greater awareness of our brand and our program;
•	identify the most effective and efficient levels of spending in each market, media and specific media vehicle;

•	determine the appropriate creative messages and media mix for advertising, marketing and promotional expenditures;
•	effectively manage marketing costs (including creative and media) in order to maintain acceptable customer acquisition costs;
•	acquire cost-effective television advertising;
•	select the most effective markets, media and specific media vehicles in which to advertise; and
•	convert consumer inquiries into actual orders.

Our planned marketing expenditures may not result in increased revenue or generate sufficient levels of brand name and program awareness. We may not be able to manage our marketing expenditures on a cost-effective basis whereby our customer acquisition costs may exceed the contribution profit generated from each additional customer.

Our sales may be adversely impacted by the health and stability of the general economy.

Our results of operation are highly dependent on product sales and program fees. A downturn in general economic conditions, such as a recession or prolonged economic slowdown, may reduce the demand for our products and otherwise adversely affect our sales. For example, economic forces, including general economic conditions, demographic trends, consumer confidence in the economy, changes in disposable consumer income and/or reductions in discretionary spending, may cause consumers to defer or decrease purchases of our products and programs which could adversely affect our revenue, gross margins, and/or our overall financial condition and operating results.

We rely on third parties to provide us with a majority of the products we sell and we manufacture the remaining portion. The inability to obtain the necessary product from our third-party manufacturers or to produce products could cause our revenue, earnings or reputation to suffer.

We rely on third-party manufacturers to supply approximately 58% of the food and other products we sell. If we are unable to obtain sufficient quantity, quality and variety of food and other products in a timely and low-cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of the Medifast brand.

Therefore, we are dependent on maintaining good relationships with these manufacturers. The services we require from these parties may be disrupted due to a number of factors associated with their businesses, including the following:

•	labor disruptions;
•	delivery problems;
•	financial condition or results of operations;
•	internal inefficiencies;
•	equipment failure
•	severe weather;
•	fire;
•	nature or man-made disasters;
•	shortages of ingredients; and
•	USDA or FDA compliance issues.

We manufacture approximately 42% of the food and other products we sell. As a result we are dependent upon the uninterrupted and efficient operation of our sole manufacturing facility in Owings Mills, Maryland. The operations at this facility may be disrupted by a number of factors, including the following:

•	labor disruptions;
•	power failures;
•	equipment failure;
•	internal inefficiencies;
•	severe weather;
•	fire;
•	nature or man-made disasters; and
•	USDA or FDA compliance issues.

There can be no assurance that the occurrence of these or any other operation problems at our sole facility would not have a material adverse effect on our business, financial condition or results of operations.

We may be subject to claims that our Health Coaches are unqualified to provide proper weight loss advice.

Our Health Coaches are independent contractors and, accordingly, we are not in a position to provide the same level of oversight as we would if Health Coaches were our own employees. As a result, there can be no assurance that our Health Coaches will comply with our policies and procedures despite our internal compliance efforts. Additionally, some of our Health Coaches do not have extensive training or certification in nutrition, diet or health fields and have only undergone the training they receive from us. We may be subject to claims from our customers alleging that our Health Coaches lack the qualifications necessary to provide proper advice regarding weight loss and related topics. We may also be subject to claims that our Health Coaching have provided inappropriate advice or have inappropriately referred or failed to refer customers to health care providers for matters other than weight loss. Such claims could result in lawsuits, damage to our reputation and divert management's attention from our business, which would adversely affect our business.

We may be subject to health or advertising related claims from our customers.

Our weight loss program does not include medical treatment or medical advice, and we do not engage physicians or nurses to monitor the progress of our customers. Many people who are overweight suffer from other physical conditions, and our target consumers could be considered a high-risk population. A customer who experiences health problems could allege or bring a lawsuit against us on the basis that those problems were caused or worsened by participating in our weight management program. Further, customers who allege that they were deceived by any statements that we made in advertising or labeling could bring a lawsuit against us under consumer protection laws. Currently, we are neither subject to any such allegations nor have we been named in any such litigation. If we were subject to any such claims, while we would defend ourselves against such claims, we may ultimately be unsuccessful in our defense. Also, defending ourselves against such claims, regardless of their merit and ultimate outcome, would likely be lengthy and costly, and adversely affect our brand image, customer loyalty and results of operations.

The weight management industry is highly competitive. If any of our competitors or a new entrant into the market with significant resources pursues a weight management program similar to ours, our business could be significantly affected.

Competition is intense in the weight management industry and we must remain competitive in the areas of program efficacy, price, taste, customer service and brand recognition. Our competitors include companies selling pharmaceutical products and weight loss programs, digital tools and wearable trackers, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants and nutritional supplements. Some of our competitors are significantly larger than we are and have substantially greater resources. Our business could be adversely affected if someone with significant resources decided to imitate our weight management program. For example, if a major supplier of pre-packaged foods decided to enter this market and made a substantial investment of resources in advertising and training diet counselors, our business could be significantly affected. Any increased competition from new entrants into our industry or any increased success by existing competition could result in reductions in our sales or prices, or both, which could have an adverse effect on our business and results of operations.

New weight loss products or services may put us at a competitive disadvantage and our business may suffer.

The weight management industry is subject to changing consumer demands based, in large part, on the efficacy and popular appeal of weight management programs. The popularity of weight management programs is dependent, in part, on their ease of use, cost and channels of distribution as well as consumer trends, and, on an ongoing basis, many existing and potential providers of weight loss solutions, including many pharmaceutical firms with significantly greater financial and operating resources than we have, are developing new products and services. The creation of a weight loss solution, such as a drug therapy, that is perceived to be safe, effective and "easier" than a portion-controlled meal plan would put us at a disadvantage in the marketplace and our results of operations could be negatively affected.

If we do not continue to develop innovative new services and products or if our services and products do not continue to appeal to the market, or if we are unable to successfully expand into new channels of distribution or respond to consumer trends, our business may suffer.

The increasing focus of consumers on more integrated lifestyle and fitness approaches rather than just food, nutrition and diet could adversely impact the popularity of our programs. Our future success depends on our ability to continue to develop and market new, innovative services and products and to enhance our existing services and products, each on a timely basis to respond to new and evolving consumer demands, achieve market acceptance and keep pace with new nutritional, weight management, technological and other developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced services and products, and we cannot assure you that any new or enhanced services or products will appeal to the market. Our failure to develop new products and services and to enhance our existing products and services, and the failure of our products and services to continue to appeal to the market could have an adverse impact on our ability to attract and retain customers and thus adversely affect our business, financial condition or results of operations.

We may be subject to litigation from our competitors.

Our competitors may pursue litigation against us based on our advertising or other marketing practices regardless of merit and chances of success, especially if we engage in competitive advertising, which includes advertising that directly or indirectly mentions a competitor or a competitor's weight loss program in comparison to our program. While we would defend ourselves against any such claims, our defense may ultimately be unsuccessful. Also, defending against such claims, regardless of merit and ultimate outcome, may be lengthy and costly, strain our resources and divert management's attention from their core responsibilities, which would have a negative impact on our business.

Our business is subject to online security risks, including security breaches and identity theft.

Unauthorized users who penetrate our information security could misappropriate proprietary or customer information or data or cause interruptions to the product offerings on our website. As a result, it may become necessary to expend significant additional amounts of capital and resources to protect against, or to alleviate, problems caused by unauthorized users. These expenditures, however, may not prove to be a timely remedy against unauthorized users who are able to penetrate our information security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could adversely affect our computer systems and, in turn, harm our business.

A significant number of states require that customers be notified if a security breach results in the disclosure of their personal financial account or other information. Additional states and governmental entities are considering such "notice” laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach and .such notice or public disclosure is required in the future, our reputation and our business may be harmed.

In the ordinary course of our business, we collect and utilize proprietary and customer information and data. Privacy concerns among prospective and existing customers regarding our use of such information or data collected on our website or through our services and products, such as weight management information, financial data, email addresses and home addresses, could keep them from using our website or purchasing our services or products. We currently face certain legal obligations regarding the manner in which we treat such information and data. Businesses have been criticized by privacy groups and governmental bodies for their use and handling of such information and data. We rely on third-party software products to secure our credit card transactions. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent payment transactions and other security breaches, failure to prevent or mitigate such fraud or breaches or changes in industry standards or regulations may adversely affect our business and operating results or cause us to lose our ability to accept credit cards as a form of payment and result in chargebacks of the fraudulently charged amounts. Furthermore, widespread credit card fraud may lessen our customers’ willingness to purchase our products on our website.

Third parties may infringe on our brand, trademarks and other intellectual property rights, which may have an adverse impact on our business.

We currently rely on a combination of trademark and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights, including our brand. Because our business relies heavily on a direct-to-consumer business model, our brand is an important element of our business strategy. If we fail to successfully enforce our intellectual property rights, the value of our brand, services and products could be diminished and our business may suffer. Additionally, failure to protect our intellectual property could result in the entry of a competitor to the market. Our precautions may not prevent misappropriation of our intellectual property. Any legal action that we may bring to protect our brand and other intellectual property could be unsuccessful and expensive and could divert management’s attention from other business concerns. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property, especially in Internet-related businesses, are uncertain and evolving. We cannot assure you that these evolving legal standards will sufficiently protect our intellectual property rights in the future.

We may in the future be subject to intellectual property rights claims.

Third parties may in the future make claims against us alleging infringement of their intellectual property rights. Any intellectual property claims, regardless of merit, could be time-consuming and expensive to litigate or settle and could significantly divert management’s attention from other business concerns. In addition, if we were unable to successfully defend against such claims, we may have to pay damages, stop selling the service or product or stop using the software, technology or content found to be in violation of a third party’s rights, seek a license for the infringing service, product, software, technology or content or develop alternative non-infringing services, products, software, technology or content. If we cannot license on reasonable terms, develop alternatives or stop using the service, product, software, technology or content for any infringing aspects of our business, we may be forced to limit our service and product offerings. Any of these results could reduce our revenue and our ability to compete effectively, increase our costs or harm our business.

We may not be able to successfully implement new strategic initiatives, which could adversely impact our business.

We are continuously evaluating changing consumer preferences and the competitive environment of our industry and seeking out opportunities to improve our performance through the implementation of selected strategic initiatives. The goal of these efforts is to develop and implement a comprehensive and competitive business strategy which addresses the continuing changes in the weight management industry environment and our position within the industry. For example, as the healthcare industry continues to evolve its response to the obesity epidemic so do the requirements, both regulatory and business, for providers. If we do not successfully meet these requirements, we may not be perceived as an appropriate partner for certain purposes. We may not be able to successfully implement our strategic initiatives and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages. Our efforts to capitalize on business opportunities may not bring the intended results. Assumptions underlying expected financial results or consumer demand may not be met or economic conditions may deteriorate. We also may be unable to attract and retain highly qualified and skilled personnel to implement our strategic initiatives. If these or other factors limit our ability to successfully execute our strategic initiatives, our business activities, financial condition and results of operations may be adversely affected.

The sale of our products in markets outside of the United States may subject us to risks.

We have entered into certain arrangements for the sale of our products in international markets and we plan to expand our international sales, marketing and distribution activities on our own and through arrangements with partners located in other countries. The sale, marketing and distribution of our products and programs in such locations is subject to a number of uncertainties, including, but not limited to, the following:

•	Economic and political instability;
•	Import or export licensing requirements;
•	Trade restrictions;
•	Product registration requirements;
•	Longer payment cycles;
•	Changes in regulatory requirements and tariffs;
•	Potentially adverse tax consequences; and
•	Potentially weak protection of intellectual property rights.

We are dependent on our key executive officers for future success. If we lose the services of any of our key executive officers and we are unable to timely retain a qualified replacement, our business could be harmed.

Our future success depends to a significant degree on the skills, experience and efforts of our key executive officers. The loss of the services of any of these individuals could harm our business. We have not obtained life insurance on any key executive officers. If any key executive officers left us or were seriously injured and became unable to work, our business could be harmed.

Provisions in our certificate of incorporation may deter or delay an acquisition of us or prevent a change in control, even if an acquisition or a change of control would be beneficial to our stockholders.

Provisions of our certificate of incorporation (as amended) may have the effect of deterring unsolicited takeovers or delaying or preventing a third party from acquiring control of us, even if our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Our certificate of incorporation (as amended) permits our Board of Directors to issue preferred stock without stockholder approval upon such terms as the Board of Directors may determine. The rights of the holders of our common stock will be junior to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of our outstanding common stock. The issuance of a substantial number of preferred shares could adversely affect the price of our common stock.

Risks Related to Our Industry

Changes in consumer preferences could negatively impact our operating results.

Our program features pre-packaged food selections, which we believe offer convenience and value to our customers. Our continued success depends, to a large degree, upon the continued popularity of our program versus various other weight loss, weight management and fitness regimens, such as low carbohydrate diets, appetite suppressants and diets featured in the published media. Changes in consumer tastes and preferences away from our pre-packaged food and support and counseling services, and any failure to provide innovative responses to these changes, may have a materially adverse impact on our business, financial condition, operating results, cash flows and prospects. Our success is also dependent on our food innovation including maintaining a robust array of food items and improving the quality of existing items. If we do not continually expand our food items or provide customers with items that are desirable in taste and quality, our business could be harmed.

The weight loss industry is subject to adverse publicity, which could harm our business.

The weight loss industry receives adverse publicity from time to time, and the occurrence of such publicity could harm us, even if the adverse publicity is not directly related to us. Congressional hearings about practices in the weight loss industry have also resulted in adverse publicity and a consequent decline in the revenue of weight loss businesses. Future research reports or publicity that is perceived as unfavorable or that question certain weight loss programs, products or methods could result in a decline in our revenue. Because of our dependence on consumer perceptions, adverse publicity associated with illness or other undesirable effects resulting from the consumption of our products or similar products by competitors, whether or not accurate, could also damage customer confidence in our weight loss program and result in a decline in revenue. Adverse publicity could arise even if the unfavorable effects associated with weight loss products or services resulted from the user’s failure to use such products or services appropriately.

Our industry is subject to governmental regulation that could increase in severity and hurt results of operations.

Our industry is subject to federal, state and other governmental regulation. Certain federal and state agencies, such as the Federal Trade Commission (the "FTC"), regulate and enforce laws relating to advertising, disclosures to consumers, privacy, consumer pricing and billing arrangements and other consumer protection matters. A determination by a federal or state agency, or a court, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions of our business operations. Some advertising practices in the weight loss industry have led to investigations from time to time by the FTC and other governmental agencies. Many companies in the weight loss industry, including our predecessor businesses, have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. In October 2009, the FTC published its revised Guides concerning the Use of Endorsements and Testimonials in Advertising which now requires us to use a statement as to what the typical weight loss customers can expect to achieve on our program when using a customer's weight loss testimonial in advertising. Federal and state regulation of advertising practices generally, and in the weight loss industry in particular, may increase in scope or severity in the future, which could have a material adverse impact on our business.

Other aspects of our industry are also subject to government regulation. For example, the labeling and distribution of food products, including dietary supplements, are subject to strict USDA and FDA requirements and food manufacturers are subject to rigorous inspection and other requirements of the USDA and FDA, and companies operating in foreign markets must comply with those countries' requirements for proper labeling, controls on hygiene, food preparation and other matters. If federal, state, local or foreign regulation of our industry increases for any reason, then we may be required to incur significant expenses, as well as modify our operations to comply with new regulatory requirements, which could harm our operating results. Additionally, remedies available in any potential administrative or regulatory actions may include product recalls and requiring us to refund amounts paid by all affected customers or pays other damages, which could be substantial.

Laws and regulations directly applicable to communications, operations or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are more prevalent and remain unsettled. If we are required to comply with new laws or regulations or new interpretations of existing laws or regulations, or if we are unable to comply with these laws, regulations or interpretations, our business could be adversely affected.

Future laws or regulations, including laws or regulations affecting our marketing and advertising practices, relations with consumers, employees, service providers, or our services and products, may have an adverse impact on us.

The manufacture and sale of ingested products involves product liability and other risks.

Like other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our products results in illness or injury. The foods and products that we manufacture and sell in the U.S. are subject to laws and regulations, including those administered by the USDA and FDA that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on our business as existing insurance coverage may not be adequate. Distributors of weight loss food products, including dietary supplements, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management from the operation of the business. We may also be subject to claims that our products contain contaminants, are improperly labeled; include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Additionally, the manufacture and sale of these products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. To date, we have not been a party to any product liability litigation and we are not aware of any instance in which any of our products have been defective in any way that could give rise to product liability claims. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for us and reduce our revenue. Any negative publicity associated with these actions would adversely affect our brand and may result in decreased product sales and, as a result, lower revenue and profits.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

In Owings Mills, Maryland, the Company owns a 49,000 square-foot manufacturing facility and leases two buildings which serve as corporate headquarters which are set to expire on August 31, 2016 and October 31, 2017. The Company owns a 119,000 square-foot distribution facility in Ridgley, Maryland and leases a second distribution center in Dallas, Texas which includes a call center. This lease is set to expire on March 31, 2018. Both distribution facilities give the Company adequate product distribution capacity for the foreseeable future. The Company owned a 3,000 square-foot conference and training facility in Ocean City, Maryland that was sold in February 2016. The Company leases a raw materials warehouse in Arbutus, Maryland that expires in May 2018. The Company also has 41 leases for what were its corporate owned Medifast Weight Control Centers. The 41 leases include 3 agreements for Centers that were closed in December 2013 and 7 agreements for Centers that were closed in December 2014 that the Company is in the process of negotiating lease terminations or sublease arrangements, if possible. The remaining 31 agreements are for Centers that were sold to franchise partners during 2014 and the Company entered into sublease agreements with the franchisees. All corporate leases range in terms from one to ten years.

ITEM 3. LEGAL PROCEEDINGS

Medifast entered into a number of Franchise and Development Agreements with Team Wellness, Inc. and Team Wellness Louisiana, LLC for the operation of Medifast Centers in the States of Alabama, Tennessee, and Louisiana. The primary owner and representative of the Team Wellness companies personally guaranteed the companies’ obligations.

Team Wellness, Inc. failed to make payments required under the terms of a Loan Agreement that Team Wellness, Inc. had entered into with Bank of America and for which Medifast provided a limited guarantee. As a result, Medifast served Team Wellness, Inc. with a Notice of Default and Opportunity to Cure. After Team Wellness, Inc. failed to cure and pay the outstanding amounts, and was otherwise in default under the Franchise and Development Agreements, Medifast served Team Wellness, Inc. with a Notice of Termination. In addition, Medifast terminated Team Wellness Louisiana LLC’s franchises, alleging that Team Wellness Louisiana LLC and its guarantor never disclosed to Medifast that RMS Management LLC was an owner of Team Wellness Louisiana LLC but rather represented to Medifast that the guarantor was the sole owner.

When the companies and the primary guarantor failed to pay the monies owed or comply with their post-termination obligations, Medifast filed a lawsuit on November 21, 2014 against the primary guarantor and the companies in the United States District Court for the District of Maryland (Medifast Franchise Systems, Inc. v. Team Wellness, Inc., et al., No. 14-03668 (D. Md.) for breach of contract (nonpayment) and fraud (relating to Medifast’s allegation that Team Wellness LLC and its guarantor failed to disclose that RMS Management LLC was an owner of Team Wellness Louisiana LLC). The complaint seeks damages, enforcement of the termination of the Franchise and Development Agreements, and an injunction ordering the defendants to comply with their post-termination obligations under the Franchise and Development Agreements. Medifast moved for a default judgment against the companies after they failed to answer the complaint. The court granted the motion on June 24, 2015. The Court’s Order requires the companies to pay $2,100,927.53 million to Medifast, which includes the following: outstanding royalties and receivables on food purchases in the amount of $141,239.89, reimbursement for loan payments in the amount of $1,892,834.44, and interest and fees on those loan payments in the amount of $66,853.20. In addition, the court awarded Medifast its attorneys’ fees and costs in the amount of $45,231.05. The Court’s Order also requires the companies to abide by their post-termination obligations under the Franchise Agreements, including that they cease using Medifast’s confidential information. The case against the primary guarantor remains ongoing. Medifast recently filed for summary judgment against the guarantor for nonpayment and fraud – the remaining counts in the complaint on February 2, 2016. The guarantor filed a motion for summary judgment on the fraud claim and on February 2, 2016. Those motions are currently pending before the court.

Medifast granted franchise rights to operate 16 weight loss control Centers to franchisee TransformU, LLC (“TransformU”) in Virginia and Maryland in May and December, 2014. In connection with those transactions, Jason Properties, LLC (“Jason Properties”) assigned certain real estate leases and other liabilities in connection with the Centers, which were assumed by TransformU and guaranteed by TransformU’s principals, Ronald M. Fields, Jr. and James Smith. TransformU ceased operating the Centers, ceased paying fees pursuant to the governing franchise agreements, and ceased paying rent under the operative leases prior to the expiration of the lease terms.

On January 12, 2016, Medifast and Jason Properties filed suit against TransformU, Mr. Fields, and Mr. Smith in the United States District Court for the Eastern District of Virginia in a case entitled Jason Properties, LLC, et al. v. TransformU, et al., Case No. 1:16-cv-35 AHH/JFA alleging that TransformU and Messrs. Fields and Smith defaulted on their obligations pursuant to the above-mentioned agreements and seeking in excess of $650,000 in damages. The action was dismissed with prejudice on February 5, 2016 by joint stipulation in accordance with the terms of a settlement agreement reached between the parties.

In addition to the above matters, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business.   Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect .on its results of operations, financial position or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock trades on the New York Stock Exchange (“NYSE”) under the symbol MED. The following table sets forth the low and high closing prices for the Company’s common stock as reported by the NYSE by fiscal quarters for 2015 and 2014:

	2015
	Low	High
Quarter Ended March 31, 2015	29.64	33.40
Quarter Ended June 30, 2015	29.66	33.34
Quarter Ended September 30, 2015	26.67	32.66
Quarter Ended December 31, 2015	26.70	31.99

	2014
	Low	High
Quarter Ended March 31, 2013	24.23	29.57
Quarter Ended June 30, 2013	28.88	34.08
Quarter Ended September 30, 2013	26.15	34.98
Quarter Ended December 31, 2013	29.39	33.79

Holders

There were approximately 112 record holders of the Company’s common stock as of March 1, 2016. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

Prior to the fourth quarter of 2015, the Company had not declared or paid any dividend since inception. On December 16, 2015, the Company’s board of directors declared a dividend of $0.25 per share to stockholders of record as of the close of business on December 28, 2015. Subsequent to December 31, 2015, the Company’s board of directors declared a dividend of $0.25 per share to stockholders of record as of the close of business on March 21, 2016, payable on May 10, 2015. The declaration and payment of dividends in the future will be determined by the Company’s board of directors in light of conditions then existing, including the Company’s earnings, financial condition, capital requirements and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” will be filed in the Company’s definitive proxy statement for the 2015 annual meeting of stockholders and is incorporated herein by reference.

Issuer Purchases of Equity Securities

At the outset of the quarter ended December 31, 2015, there were 847,567 shares of the Company’s common stock eligible for repurchase under the repurchase authorization dated September 16, 2014.

No repurchases were made during the fourth quarter of 2015; however throughout the year 40,368 shares of common stock, at an average purchase price of $31.89, were surrendered by employees to the Company during 2015 for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

Performance Graph

The following graph compares the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s S&P 500 Index and the Company’s selected peer group, including NutriSystem Inc., Herbalife Ltd., USANA Health Sciences, and Weight Watchers International, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Medifast, Inc., the S&P 500 Index, and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/10
12/11
12/12
12/13
12/14
12/15
Medifast, Inc.
S&P 500
Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

	12/10	12/11	12/12	12/13	12/14

Medifast, Inc.	100.00	47.51	91.38	90.48	116.17
S&P 500	100.00	102.11	118.45	156.82	178.29
Peer Group	100.00	138.28	108.88	184.28	117.72

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

	2015	2014	2013	2012	2011
(In thousands, except per share data)
Revenue	$272,773	$285,285	$324,054	$318,571	$272,467
Income from Operations	28,684	30,246	38,410	27,140	33,768
Income from Continuing Operations before Income Taxes	29,671	31,693	39,043	28,356	34,067

Basic EPS from continuing operations	$1.64	$1.66	$1.97	$1.34	$1.63
Basic EPS	1.68	1.04	1.74	1.16	1.33
Diluted EPS from continuing operations	1.62	1.65	1.96	1.34	1.60
Diluted EPS	1.66	1.03	1.73	1.16	1.31
Cash dividends declared per share	0.25	-	-	-	-

Total Assets	$117,326	$115,910	$132,650	$130,251	$105,665
Current Portion of long-term debt and capital lease facilities	219	232	222	528	1,426
Total long-term debt and capital leases	-	242	474	3,809	4,251

Weighted average shares outstanding
Basic	11,959	12,670	13,774	13,722	13,965
Diluted	12,071	12,778	13,818	13,740	14,198

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our significant accounting policies are described in Note 2 to the consolidated financial statements.

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management considers the following accounting policies to be the most critical in preparing our consolidated financial statements. These critical accounting policies have been discussed with our Audit Committee, as appropriate.

Revenue Recognition: Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid for prior to shipping. Medifast Weight Control Centers’ program fees were recognized over the estimated service period.

Impairment of Fixed Assets and Long-Lived Assets: We continually assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and our operating performance. Future events could cause us to conclude that impairment indicators exist and the carrying values of fixed and intangible assets may be impaired. Any resulting impairment loss would be limited to the value of net fixed and intangible assets.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the twelve months ended December 31, 2015 and 2014, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States, Canada and various states jurisdictions. We are currently under audit by the IRS for 2010, but do not anticipate it to have a significant impact on previously reported results as well as benefits realized under our current tax structure. Other than 2010, we are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for the years before 2012.

Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of December 31, 2015 and 2014 were $323,000 and $290,000, respectively.

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

Background

The Company is engaged in the production, distribution, and sale of weight loss, weight management, and healthy living products and other consumable health and diet products. The Company’s product lines include weight loss, weight management, and healthy living meal replacements, snacks, hydration products and vitamins. Our product sales accounted for 97% of our revenues in 2015 and 98% of our revenues in 2014.

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

CONSOLIDATED RESULTS OF OPERATIONS

2015 COMPARISON WITH 2014

Overview of the Twelve Months Ended December 31, 2015 Compared to the Twelve Months Ended December 31, 2014

	Twelve Months Ended December 31,
	2015	2014	$ Change	% Change

Revenue	$272,773,000	$285,285,000	$(12,512,000)	-4%
Cost of sales	71,458,000	76,078,000	(4,620,000)	-6%
Gross Profit	201,315,000	209,207,000	(7,892,000)	-4%

Selling, general, and administrative costs	172,631,000	178,961,000	(6,330,000)	-4%

Income from operations	28,684,000	30,246,000	(1,562,000)	-5%

Other income
Interest income, net	661,000	716,000	(55,000)	-8%
Other income	326,000	731,000	(405,000)	-55%
	987,000	1,447,000	(460,000)	-32%

Income from continuing operations before income taxes	29,671,000	31,693,000	(2,022,000)	-6%
Provision for income tax expense	10,104,000	10,664,000	(560,000)	-5%

Income from continuing operations	19,567,000	21,029,000	(1,462,000)	-7%
Income (Loss) from discontinued operations, net of tax	491,000	(7,848,000)	8,339,000	-106%
Net income	$20,058,000	$13,181,000	$6,877,000	52%

% of revenue

Gross Profit	73.8%	73.3%
Selling, general, and administrative costs	63.3%	62.7%
Income from Operations	10.5%	10.6%

Revenue: Revenue decreased to $272.8 million in 2015 compared to $285.3 million in 2014, a decrease of $12.5 million. The Take Shape For Life® sales channel accounted for 74.1%, the Medifast Direct channel accounted for 17.8%, the Franchise Medifast Weight Control Centers channel accounted for 6.3%, and the Medifast Wholesale channel accounted for 1.8% of total revenue. The year to date revenue to spend ratio for continuing operations for 2015 was 17.9-to-1 compared to 16.8-to-1 for 2014. Total advertising spend, inclusive of broker fees, for continuing operations was $15.3 million in 2015 compared to $17.0 million in 2014.

Take Shape For Life® revenue decreased 2% to $202.2 million in 2015 compared with $206.7 million in 2014.  The decline in revenue for Take Shape For Life® was caused by the Company having less active Health Coaches and clients coming out of 2014 as compared to 2013, driving down revenues in the first three quarters of 2015.  This impact was partially offset by a price increase in the first quarter of 2015.

In 2014, the Company defined active Health Coaches as Health Coaches earning income from a product sale in the last month of the quarter. However, in order to provide a more accurate depiction of the number of Health Coaches contributing to Take Shape For Life revenues, the Company began reporting a new active Health Coach count and average revenue per active Health Coach in the first quarter of 2015. The number of active Health Coaches is now reported as the number of earning coaches each quarter instead of the number of earning Health Coaches in the last month of the quarter. The average revenue per Health Coach will now be calculated on a quarterly basis instead of an average month within the quarter. These new quarterly measurements provide a more consistent metric for quarterly comparison. The number of active Health Coaches and quarterly revenue per Health Coach rebounded in the quarter ended December 31, 2015, in which the number of active Health Coaches increased to 11,900 compared with 11,700 for the quarter ended December 31, 2014, an increase of 2%.  For the same period, the average quarterly revenue per Health Coach increased to $4,039 in 2015 from $3,896 in 2014.

The new and historical metrics for the prior period are as follows:

Reporting Period	New Active Health Coaches	Historical Active Health Coaches	New Revenue per Health Coach	Historical Revenue per Health Coach
Q4 2014	11,700	9,300	$3,896	$1,401

Medifast Direct Sales revenue decreased 15% to $48.7 million in 2015 as compared with $57.2 million in 2014, a decrease of $8.5 million. Revenues in this channel are driven primarily by targeted customer marketing and advertising. Sales were down in comparison to 2014 as new customer acquisition continues to be challenging. To optimize profitability, we decreased our advertising spend in 2015 by 10.1% in comparison to 2014.

Franchise Medifast Weight Control Centers channel revenue increased 11% year-over-year, with revenue of $17.1 million in 2015 compared to $15.4 million in 2014. Sixty-one franchise centers were in operation as of December 31, 2015, as compared to 73 Centers as of December 31, 2014. Twelve Centers were closed during the year, including 10 corporate centers that were transitioned to the franchise model in June of 2014. The increase in revenue was the result of sales derived from corporate centers that were transitioned to the franchise model in June 2014 and December 2014, partially offset by decreased sales per Center and the closure of two Centers opened greater than a year.

Medifast Wholesale revenue decreased 20%, or $1.2 million, to $4.8 for the year ended December 31, 2015 compared to $6.0 million for the year ended December 31, 2014. The decrease was due to the loss of certain accounts resulting from Medifast’s enforcement of business partner compliance distribution requirements.

Costs of Sales: Cost of sales decreased $4.6 million in 2015 to $71.5 million as compared to $76.1 million in 2014, primarily due to decreased sales volumes. As a percentage of sales, gross margin increased to 73.8% in 2015 from $73.3% in 2014. The gross margin improvement was primarily driven by price increases and shipping efficiencies recognized during the year.

Selling, General and Administrative Costs: Selling, general and administrative expenses decreased by $6.3 million compared to 2014. As a percentage of sales, selling, general and administrative expenses increased to 63.3% versus 62.7% in 2014. Selling general and administrative costs include $2.1 million and $2.6 million for 2015 and 2014, respectively, of extraordinary legal expenses resulting from certain Schedule 13D filings. Fiscal year 2014 also includes a $2.0 million accrual for a franchise loan default guaranteed by Medifast. Excluding these items, selling, general, and administrative expense decreased $3.8 million. Adjusted selling, general, and administrative expenses as a percentage of sales increased to 62.5% of sales in 2015 as compared to 61.1% in 2014.

Take Shape For Life® commission expense, which is variable based upon product sales, decreased by approximately $2.1 million, or 2.5%, which is in line with the 2% decrease in revenue year-over-year. Health Coaches are compensated on product sales referred to the Company. Health Coaches can earn compensation under the Integrated Compensation Plan in two ways:

•	Commissions: The primary way a Health Coach is compensated is through earning commissions on product sold to their clients. Health Coaches earn commissions by selling products through their own replicated website or through the Company’s in-house call center. The clients of Health Coaches are responsible for ordering and paying for products, and their order is shipped directly from the Company to the client’s home or designated address. Our Health Coaches do not handle payments and are not required to purchase or store products in order to receive a commission. In addition, Health Coaches do not receive a commission on their own personal product orders. Health Coaches pay the same price for products as their clients. The Company pays retail commissions to qualified Health Coaches on a weekly basis.
•	Bonuses: Health Coaches are offered several bonus opportunities for acquiring clients, sponsoring Health Coaches and helping them to build their business, and sponsoring Health Coaches who become higher ranking leaders. The purposes of these bonuses are to reward Health Coaches for successfully growing and supporting their clients and to incentivize Health Coaches to further support and develop other Health Coaches within their team.

Health Coaches do not earn a commission or bonus when they recruit a new Health Coach into the Take Shape For Life® network. Fees paid by new Health Coaches for start-up materials are at the Company’s approximate cost.

Salaries and benefits increased by approximately $0.6 million in 2015 as compared to 2014. The year-over-year increase was driven by higher bonus expenses and medical costs, partially offset by a reduction in salaries and benefits resulting from lower headcount and a decrease in stock compensation expense.

Sales and marketing expense decreased by $1.3 million in 2015 as compared to the prior year as a result of lower advertising spend and a decrease in expenses associated with the Take Shape For Life® annual convention. Total advertising spend was $15.3 million in 2015 versus $17.0 million in 2014. The decrease in spending was offset by an increase in production costs for the Medifast commercials that aired in the first quarter of 2015 and an increase in the Company’s research and development costs related to an ongoing study.

General expenses decreased $2.2 million in 2015 as compared to 2014. Included in 2014, was the recording of a $2.0 million default of a franchise loan agreement. Excluding this, the year-over-year change would have been $0.2 million and was driven by a decrease in legal expenses. The decrease in legal fees is largely due to the settlement agreement with Engaged Capital, LLC that was reached during the first quarter, limiting the extraordinary legal fees incurred during 2015. These savings were partially offset by an increase in accounting expenses and costs associated with retaining GKV as the Company’s marketing and advertising agency.

Other expenses decreased by $1.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The improvement was due to a decrease in depreciation expense and a reduction in credit card fees due to reduced revenues. These improvements were partially offset by an increase in licenses and fees.

Income taxes: In 2015, the Company recorded $10.1 million in income tax expense, an effective tax rate of 34.1%. In 2014, the Company recorded 10.7 million in income tax expense, an effective tax rate of 33.6%. The increase in the effective tax rate in 2015 over 2014 was the result of benefits realized in 2014 from research and development credits that were retroactive to 2010. The Company anticipates a tax rate of approximately 33 – 34% in 2016.

Income from continuing operations: Income from continuing operations was $19.6 million in 2015 as compared to $21.0 million in 2014, a decrease of $1.4 million. Pre-tax profit as a percent of sales decreased to 10.9% for the year ended December 31, 2015 compared to 11.1% for the year ended December 31, 2014. The year to date decrease in income is a result of the reduced sales offset by the Company’s efforts to manage expenses. Excluding the extraordinary legal expenses in 2015 and 2014 and the accrued franchise loan obligation in 2014, income from continuing operations would have been $20.9 million, or $1.73 per share, for the year ended December 31, 2015 and $24.1 million, or $1.89 per share, for the year ended December 31, 2014.

Loss from discontinued operations: In 2014, the Company exited the MWCC corporate center model with the sale of 41 Centers to existing franchise partners and the closure of the remaining 34 corporate centers. The Company had $0.5 million in income from discontinued operations in 2015 compared to a $7.8 loss from discontinued operations in 2014. The income generated in 2015 was primarily the result of the settlement of lease agreements offset by incremental closure costs incurred during the year.

Net income: Net income was $20.1 million in 2015 compared to $13.2 million in 2014. The year-over-year change was driven by the factors described above in the explanations for income from continuing operations and loss from discontinued operations.

CONSOLIDATED RESULTS OF OPERATIONS

2014 COMPARISON WITH 2013

Overview of the Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013

	Twelve Months Ended December 31,
	2014	2013	$ Change	% Change

Revenue	$285,285,000	$324,054,000	$(38,769,000)	-12%
Cost of sales	76,078,000	83,488,000	(7,410,000)	-9%
Gross Profit	209,207,000	240,566,000	(31,359,000)	-13%

Selling, general, and administrative costs	178,961,000	202,156,000	(23,195,000)	-11%

Income from operations	30,246,000	38,410,000	(8,164,000)	-21%

Other income
Interest income, net	716,000	509,000	207,000	41%
Other income	731,000	124,000	607,000	490%
	1,447,000	633,000	814,000	129%

Income from continuing operations before income taxes	31,693,000	39,043,000	(7,350,000)	-19%
Provision for income tax expense	10,664,000	11,908,000	(1,244,000)	-10%

Income from continuing operations	21,029,000	27,135,000	(6,106,000)	-23%
Income (Loss) from discontinued operations, net of tax	(7,848,000)	(3,166,000)	(4,682,000)	148%
Net income	$13,181,000	$23,969,000	$(10,788,000)	-45%

% of revenue

Gross Profit	73.3%	74.2%
Selling, general, and administrative costs	62.7%	62.4%
Income from Operations	10.6%	11.9%

Revenue: Revenue decreased to $285.3 million in 2014 compared to $324.1 million in 2013, a decrease of $38.8 million. The Take Shape For Life® sales channel accounted for 72.5%, the Medifast Direct channel accounted for 20.0%, the Franchise Medifast Weight Control Centers channel accounted for 5.4%, and the Medifast Wholesale channel accounted for 2.1% of total revenue. The year to date revenue to spend ratio for continuing operations for 2014 was 16.8-to-1 compared to 14.7-to-1 for 2013. Total advertising spend, inclusive of broker fees, for continuing operations was $17.0 million in 2014 compared to $22.1 million in 2013.

Take Shape For Life® revenue decreased 10% to $206.7 million in 2014 compared with $228.7 million in 2013. The decrease in revenue for Take Shape For Life® was driven by a decrease in the number of active Health Coaches and revenue per Health Coach along with the accrued impact from the creation of the new BeSlim Club loyalty program. Utilizing the new quarterly metrics, the number of active Health Coaches at the end of 2014 decreased to 11,700 compared with 12,800 during the period a year ago, a decrease of 11%. The average revenue per Health Coach per quarter decreased to $3,896 in 2014 from $4,047 in 2013. Approximately half of the decrease of the Health Coach count was due to having less pay periods used in the calculation versus the number of pay periods used in the prior year.

As discussed above, the Company redefied the active Health Coach and revenue per active Health Coach metrics in the first quarter of 2015. The new and historical metrics for the two periods presented are as follows:

Reporting	New Active Health	Historical Active	New Revenue per	Historical Revenue
Period	Coaches	Health Coaches	Health Coach	per Health Coach
Q4 2014	11,700	9,300	$3,896	$1,401
Q4 2013	12,800	10,500	$4,047	$1,477

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

Franchise Medifast Weight Control Centers channel revenue increased 1% year-over-year, with revenue of $15.4 million in 2014 compared to $15.3 million in 2013. There were 73 franchise centers in operation as of December 31, 2014, including 19 corporate centers that were transitioned in June 2014 and 17 corporate centers that were transitioned in December 2014. There were 17 franchise centers that closed during 2014, including 5 Centers transitioned to the franchise model in June 2014 and 7 Centers opened during 2014. There were 41 franchise centers in operation as of December 31, 2013. The increase in revenue was driven by the conversion of corporate centers over to Franchise Centers offset by franchise center closures as well as a decrease in sales of franchise centers open greater than one year.

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

Selling, General and Administrative Costs: Selling, general and administrative expenses decreased by $23.2 million compared to 2013. As a percentage of sales, selling, general and administrative expenses increased to 62.7% versus 62.4% in 2013. Included in selling general and administrative costs for 2014 are $2.6 million in extraordinary legal expenses resulting from certain Schedule 13D filings and a $2.0 million accrual for a franchise loan default guaranteed by Medifast. Excluding these items, selling, general, and administrative expense as a percentage of sales would have been 61.1%, a decrease of 130 basis points compared to 2013.

Take Shape For Life® commission expense, which is variable based upon product sales, decreased by approximately $15.6 million, or 15.4%, as a result of a new compensation plan introduced in late 2013 and a 10% decrease in sales for the channel.

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

General expenses increased $3.0 million in 2014 as compared to 2013. The year-over-year change was driven by a $2.0 million accrual relating to a default on a franchise loan guaranteed by Medifast and an increase in legal expenses, inclusive of $2.6 million in extraordinary expenses resulting from certain Schedule 13D filings. These were partially offset by a decrease in information technology consulting fees.

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

Income from continuing operations: Income from continuing operations was $21.0 million in 2014 as compared to $27.1 million in 2013, a decrease of $6.1 million. Income from operations decreased by $8.2 million, or 21%, versus 2013 with the percent of sales decreasing to 10.6% in 2014 as compared to 11.9% in 2013. The year-over-year decrease in profitability was primarily driven by the 11.9% reduction in sales coupled with an increase in product costs, a $1.8 million after tax extraordinary legal and advisory expenses incurred in relation to the certain Schedule 13D filings and a $1.3 million after tax accrual relating to a default on a franchise loan guaranteed by Medifast. These negative impacts to profits were partially offset by the Company’s continued efforts to closely monitor spending as demonstrated in the decrease in selling, general, and administrative expenses outlined above.

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

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with GAAP, the Company provides certain non-GAAP financial measures. The Company’s 2015 and 2014 non-GAAP financial measures of adjusted net income and adjusted diluted earnings per share exclude the charges the Company incurred in relation to extraordinary legal expenses in connection with the Schedule 13D filings. The 2014 results also exclude a franchise loan default guaranteed by Medifast. Because all of these charges are unique events, not directly related to the Company’s normal operations, the Company believes these non-GAAP financial measures may help investors better understand and compare our operating results and trends by eliminating this component.

The reconciliations of these non-GAAP financial measures are as follows:

	Years Ended December 31,
	2015	2014	2013

Income from operations	$28,684,000	$30,246,000	$38,410,000
Adjustments
Franchise loan guarantee accrual	-	1,980,000	-
Legal expenses- 13D	2,084,000	2,597,000	-
Adjusted Income from operations	$30,768,000	$34,823,000	$38,410,000

	Years Ended December 31,
	2015	2014	2013

Income from continuing operations	$19,567,000	$21,029,000	$27,135,000
Adjustments
Franchise loan guarantee accrual	-	1,342,000	-
Legal expenses- 13D	1,374,000	1,761,000	-
Adjusted income from continuing operations	$20,941,000	$24,132,000	$27,135,000
Loss on discontinued operations, net of tax	491,000	(7,848,000)	(3,166,000)
Adjusted Net Income	$21,432,000	$16,284,000	$23,969,000

Diluted earnings per share from continuing operations	$1.62	$1.65	$1.96
Impact for adjustments	0.11	0.24	-
Adjusted diluted earnings per share continuing operations	$1.73	$1.89	$1.96
Diluted Loss per share from discontinued operations	$0.04	$(0.62)	$(0.23)
Adjusted diluted earnings per share	$1.77	$1.27	$1.73

The weighted-average diluted shares outstanding used in the calculation of theses non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Excluding the impact of the $2.1 million extraordinary legal expenses incurred in connection with the Schedule 13D filings for the year ended December 31, 2015 and the impact of the $2.0 million franchise loan guarantee and the $2.6 extraordinary legal expenses incurred in connection with the 13D filings for the year ended December 31, 2014, income from operations decreased $4.0 million to $30.8 million from $34.8 million. Adjusted income from continuing operations for the year ended December 31, 2015 decreased to $20.9 million from income from adjusted continuing operations of $24.1 million for the year ended December 31, 2014. Adjusted net income for the year ended December 31, 2015 increased to $21.4 million from net income of $16.3 million for the year ended December 31, 2014. Adjusted diluted earnings per share from continuing operations for the year ended December 31, 2015 decreased to $1.73 as compared to adjusted diluted earnings per share from continuing operations of $1.89 for the same period in 2014. Adjusted diluted earnings per share for the year ended December 31, 2015 increased to $1.77 as compared to adjusted diluted earnings per share of $1.27 for the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company had stockholders’ equity of $88.6 million and working capital of $64.5 million on December 31, 2015 compared with $80.5 million and $55.0 million at December 31, 2014, respectively. The $8.1 million net decrease in stockholder’s equity reflects $20.1 million in 2015 profits offset by the $10.5 million used to purchase shares of the Company’s common stock as well as other equity transactions as outlined in the “Consolidated Statement of Changes in Stockholders’ Equity” included in our consolidated financial statements. The Company also declared a dividend of $0.25 per share to its common stockholders during the fourth quarter of 2015 which was paid in the first quarter of 2016. Subsequent to December 31, 2015, the Company’s board of directors declared a dividend of $0.25 per share to stockholders of record as of the close of business on March 21, 2016, payable on May 10, 2015. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the declaration and payment of dividends. The Company’s cash and cash equivalents position increased from $24.5 million at December 31, 2014 to $42.0 million at December 31, 2015.

In the year ended December 31, 2015 the Company generated cash flow of $33.1 million from continuing operations, partially attributable to $19.6 million in income from continuing operations. Cash provided by operating activities of $16.5 million primarily includes depreciation and amortization of $7.1 million, a $3.6 million decrease in prepaid income taxes, share-based compensation of $3.1 million, a decrease in inventory of $2.4 million, and a $0.3 million decrease in other assets. This was offset by cash used by operating activities of $3.0 million including a $2.4 million decrease in accounts payable and accrued expenses, a $0.5 million net realized gain on investment securities, and deferred income taxes of $0.1 million.

Net cash used in operating activities from discontinued operations was $3.7 million including income from discontinued operations of $0.5 million. Cash provided by operating activities from discontinued operations totaled $2.6 million and includes a non-cash benefit of $2.4 million for deferred taxes and a $0.1 decrease in inventory. Cash used by operating activities from discontinued operations of $6.8 million include a $6.5 million decrease in accounts payable and accrued expenses and a $0.3 million increase in accounts receivable.

In the year ended December 31, 2015, net cash used in investing activities from continuing operations was $0.2 million, which was due to $9.3 million for the purchase of investment securities offset by $11.9 million of cash generated by the sale of investment securities and $2.8 million for the purchase of property and equipment.

In the year ended December 31, 2015, financing activities from continuing operations used $11.7 million in cash. The Company used $10.5 million to purchase shares of the Company’s common stock in the open market, to repurchase shares of the Company’s common stock to cover employee taxes of $1.3 million, and to repay $0.3 million in capital leases. The Company realized a cash benefit for excess tax benefits from share-based compensation in the amount of $0.2 million. As of December 31, 2015, there are 847,567 shares of the Company’s common stock eligible for repurchase under the repurchase authorization dated September 16, 2014.

In the year ended December 31, 2015, the Company had a non-cash benefit of $0.1 million related to foreign currency translation.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities.

The Company evaluates acquisitions from time to time as presented.

Contractual Obligations and Commercial Commitments

The Company has the following contractual obligations as of December 31, 2015:

	Less Than 1 Year	1 - 3 Years	Total

Operating Leases (a)	$1,330,000	$1,026,000	$2,356,000
Operating Leases for Closed MWCC Centers (b)	409,000	252,000	661,000
Operating Leases for Sold MWCC Centers (c)	1,090,000	866,000	1,956,000
Capital Leases (d)	225,000	-	225,000

Total contractual obligations	$3,054,000	$2,144,000	$5,198,000

(a)	The Company has operating leases in place for leased corporate offices, our Texas Distribution center, our raw materials warehouse, and the Company’s printers.
(b)	The Company has 10 operating leases in place that extend beyond December 31, 2015 for closed Medifast Corporate Weight Control Centers. The Company is actively seeking to reach lease termination agreements on these obligations and settled three termination agreements during the first quarter of 2016. These Centers made up $143,000, and $162,000 of the costs above for the periods less than 1 year and 1-3 years, respectively.
(c)	The Company has 31 operating leases in place that extend beyond December 31, 2015 for previous Medifast Corporate Weight Control Centers sold to franchise partners. The Company remains named on the leases, however the obligations have been subleased to the franchisees.

(d)	The Company leases large commercial printers for our printing operations that are accounted for as capital leases, these obligations are detailed in Note 7 of the consolidated financial statements.

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

We are exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at December 31, 2015, we estimate that the fair value of our investment portfolio would decline by an immaterial amount and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

ITEM 8. FINANCIAL STATEMENTS

The information required by this item is set forth on pages 33 to 50 hereto and incorporated by reference herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ending December 31, 2015.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective as of December 31, 2015.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, was audited by RSM US LLP, our independent registered public accounting firm, as stated in their report appearing below.

Changes in our Internal Control

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Medifast, Inc.

We have audited Medifast, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of the Company and our report dated March 15, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Baltimore, Maryland

March 15, 2016

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2016 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report

(a)	1.	Financial Statements

See Index to the Consolidated Financial Statements on page 33 of this Report

2.	Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3.	Exhibits

Reference is made to the Exhibit Index on page 51 of this Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Report.

MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Medifast, Inc.

We have audited the consolidated balance sheets of Medifast, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medifast, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

Baltimore, Maryland

March 15, 2016

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2015 and 2014

	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$42,037,000	$24,459,000
Accounts receivable-net of allowance for sales returns and doubtful accounts of $417,000 and $354,000	1,633,000	1,650,000
Inventory	13,335,000	15,735,000
Investment securities	25,072,000	28,185,000
Income taxes, prepaid	1,549,000	5,099,000
Prepaid expenses and other current assets	2,886,000	2,875,000
Deferred tax assets	1,208,000	3,727,000
Current assets of discontinued operations	353,000	184,000
Total current assets	88,073,000	81,914,000

Property, plant and equipment - net	29,029,000	33,477,000
Other assets	205,000	497,000
Long-term assets of discontinued operations	19,000	22,000

TOTAL ASSETS	$117,326,000	$115,910,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,504,000	$21,854,000
Current maturities of capital leases	219,000	232,000
Current liabilities of discontinued operations	841,000	4,858,000
Total current liabilities	23,564,000	26,944,000

Other liabilities:
Capital leases, net of current portion	-	242,000
Deferred tax liabilities	4,890,000	5,492,000
Long-term liabilities of discontinued operations	288,000	2,756,000
Total liabilities	28,742,000	35,434,000

Stockholders' Equity:
Common stock; par value $.001 per share; 20,000,000 shares authorized; 12,013,952 and 12,365,690 issued 11,796,774 and 12,075,764 issued and outstanding	12,000	12,000
Additional paid-in capital	-	1,132,000
Accumulated other comprehensive income/(loss)	(62,000)	435,000
Retained earnings	88,634,000	78,897,000
Total stockholders' equity	88,584,000	80,476,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$117,326,000	$115,910,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013

Revenue	$272,773,000	$285,285,000	$324,054,000
Cost of sales	71,458,000	76,078,000	83,488,000
Gross Profit	201,315,000	209,207,000	240,566,000

Selling, general, and administrative	172,631,000	178,961,000	202,156,000

Income from operations	28,684,000	30,246,000	38,410,000

Other income
Interest and dividend income, net	661,000	716,000	509,000
Other income	326,000	731,000	124,000
	987,000	1,447,000	633,000

Income from continuing operations before income taxes	29,671,000	31,693,000	39,043,000
Provision for income taxes	10,104,000	10,664,000	11,908,000

Income from continuing operations	19,567,000	21,029,000	27,135,000
Income (loss) from discontinued operations, net of tax	491,000	(7,848,000)	(3,166,000)
Net income	$20,058,000	$13,181,000	$23,969,000

Basic earnings per share
Earnings per share from continuing operations	$1.64	$1.66	$1.97
Earnings (Loss) per share from discontinued operations	$0.04	$(0.62)	$(0.23)
Earnings per share	$1.68	$1.04	$1.74

Diluted earnings per share
Earnings per share from continuing operations	$1.62	$1.65	$1.96
Earnings (Loss) per share from discontinued operations	$0.04	$(0.62)	$(0.23)
Earnings per share	$1.66	$1.03	$1.73

Weighted average shares outstanding -
Basic	11,959,252	12,670,387	13,774,083
Diluted	12,070,730	12,778,277	13,817,693

Cash dividends declared per share	$0.25	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013

Net income	$20,058,000	$13,181,000	$23,969,000
Other comprehensive income, net of tax
Change in foreign currency translation, net of tax	64,000	-	-
Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	(245,000)	207,000	257,000
Adjustment for net (gains)/losses realized and included in net income, net of tax	(316,000)	(475,000)	(107,000)
Total change in unrealized (gains)/losses on marketable securities, net of tax	(561,000)	(268,000)	150,000

Other comprehensive income/(loss)	(497,000)	(268,000)	150,000

Comprehensive income	$19,561,000	$12,913,000	$24,119,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2015, 2014, and 2013

	Number of Shares Issued	Par Value $0.001 Amount	Additional Paid- In Capital	Retained Earnings	Accumulated other comprehensive income	Treasury Stock	Total
Balance, December 31, 2012	15,525,955	$16,000	$40,191,000	$76,534,000	$553,000	$(26,508,000)	$90,786,000

Share-based compensation	16,163		3,209,000				3,209,000
Share-based compensation tax benefit			383,000				383,000
Treasury stock purchases						(20,081,000)	(20,081,000)
Treasury stock retirement	(2,398,809)	(3,000)	(43,783,000)	(2,803,000)		46,589,000	-
Net income				23,969,000			23,969,000
Other comprehensive income					150,000		150,000

Balance, December 31, 2013	13,143,309	13,000	-	97,700,000	703,000	-	$98,416,000

Share-based compensation	387,107		3,918,000				3,918,000
Net shares repurchased for employee taxes	(37,634)		(1,152,000)				(1,152,000)
Share-based compensation tax benefit			275,000				275,000
Treasury stock purchases						(33,894,000)	(33,894,000)
Treasury stock retirement	(1,127,092)	(1,000)	(1,909,000)	(31,984,000)		33,894,000	-
Net income				13,181,000			13,181,000
Other comprehensive loss					(268,000)		(268,000)

Balance, December 31, 2014	12,365,690	12,000	1,132,000	78,897,000	435,000	-	80,476,000

Options exercised by executives and directors	1,666		44,000				44,000
Share-based compensation	51,305		3,081,000				3,081,000
Net shares repurchased for employee taxes	(40,368)		(1,296,000)				(1,296,000)
Share-based compensation tax benefit			247,000				247,000
Cash dividends declared to stockholders				(3,013,000)			(3,013,000)
Treasury stock purchases						(10,516,000)	(10,516,000)
Treasury stock retirement	(364,341)		(3,208,000)	(7,308,000)		10,516,000	-
Net income				20,058,000			20,058,000
Other comprehensive loss					(497,000)		(497,000)

Balance, December 31, 2015	12,013,952	12,000	-	88,634,000	(62,000)	-	$88,584,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015, 2014 & 2013

	2015	2014	2013
Cash flows from operating activities:
Net income	$20,058,000	$13,181,000	$23,969,000
Income (loss) from discontinued operations, net of tax	491,000	(7,848,000)	(3,166,000)
Income from continuing operations	19,567,000	21,029,000	27,135,000
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	7,115,000	8,052,000	7,901,000
Realized (gain) on investment securities, net	(458,000)	(771,000)	(74,000)
Share-based compensation	3,081,000	3,918,000	3,209,000
Deferred income taxes	(106,000)	286,000	428,000
(Gain)/loss on disposal of fixed assets	81,000	(29,000)	392,000
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	17,000	(708,000)	87,000
Inventory	2,400,000	1,802,000	2,615,000
Prepaid expenses and other current assets	(56,000)	(349,000)	204,000
Other assets	292,000	(318,000)	746,000
Accounts payable and accrued expenses	(2,363,000)	(376,000)	(1,427,000)
Income taxes	3,550,000	(5,198,000)	972,000
Net cash provided by operating activities- continuing operations	33,120,000	27,338,000	42,188,000
Net cash provided by (used in) operating activities- discontinued operations	(3,709,000)	(1,802,000)	172,000
Net cash provided by operating activities	29,411,000	25,536,000	42,360,000
Cash Flow from Investing Activities:
Sale of investment securities	11,880,000	29,636,000	14,359,000
Purchase of investment securities	(9,250,000)	(26,080,000)	(25,355,000)
Purchase of property and equipment	(2,819,000)	(7,024,000)	(11,386,000)
Net cash used in investing activities- continuing operations	(189,000)	(3,468,000)	(22,382,000)
Net cash provided by (used in) investing activities- discontinued operations	-	950,000	(220,000)
Net cash used in investing activities	(189,000)	(2,518,000)	(22,602,000)
Cash Flow from Financing Activities:
Repayment of long-term debt and capital leases	(255,000)	(222,000)	(3,641,000)
Decrease in note receivable	45,000	52,000	26,000
Net shares repurchased for employee taxes	(1,296,000)	(1,152,000)	-
Options exercised by executives and directors	44,000	-	-
Excess tax benefits from share-based compensation	247,000	275,000	383,000
Purchase of treasury stock	(10,516,000)	(33,894,000)	(20,081,000)
Net cash used in financing activities- continuing operations	(11,731,000)	(34,941,000)	(23,313,000)
Net cash used in financing activities- discontinued operations	-	-	-
Net cash used in financing activities	(11,731,000)	(34,941,000)	(23,313,000)

Foreign currency impact	87,000	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	17,578,000	(11,923,000)	(3,555,000)
Cash and cash equivalents - beginning of the period	24,459,000	36,382,000	39,937,000
Cash and cash equivalents - end of period	$42,037,000	$24,459,000	$36,382,000

Supplemental disclosure of cash flow information:
Interest paid	$22,000	$131,000	$57,000
Income taxes paid	$4,182,000	$12,721,000	$9,983,000

The accompanying notes are an integral part of these consolidated financial statements.

Medifast, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015, 2014 and 2013

1. Nature of the Business

Medifast, Inc. (the “Company” or “Medifast”) is a Delaware corporation, incorporated in 1989. The Company’s operations are primarily conducted through seven of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Take Shape For Life, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Medifast Nutrition, Inc. and Seven Crondall, LLC. The Company is engaged in the production, distribution, and sale of weight loss, weight management, and healthy living products and other consumable health and diet products. Medifast product lines include weight loss, weight management, and healthy living meal replacements, snacks, hydration products and vitamins. The Company has one modern, Food and Drug Administration (“FDA”)-approved manufacturing facility located in Owings Mills, Maryland.

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

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Take Shape For Life, LLC, Seven Crondall Associates, LLC, Jason Properties, LLC, Medifast Franchise Systems, Inc., Medifast Nutrition, Inc. and Jason Enterprises, Inc. All inter-Company transactions and balances have been eliminated in consolidation.

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

We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of December 31, 2015 and 2014 was $323,000 and $290,000, respectively.

Allowances for doubtful accounts are based primarily on an analysis of aged accounts receivable balances and the credit worthiness of our customers as determined by credit checks and analysis, as well as customer payment history. The allowance for doubtful accounts as of December 31, 2015 and 2014 was $94,000 and $64,000, respectively.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the years ending December 31, 2015 and 2014, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States, Canada and various states jurisdictions. We are currently under audit by the IRS for 2010, but do not anticipate it to have a significant impact on previously reported results as well as benefits realized under our current tax structure. Other than 2010, we are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for the years before 2012.

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

Advertising Costs - Advertising costs are expensed as incurred, except for the preparation, layout, design and production of advertising costs which are expensed when the advertisement is first used. Advertising expense for continuing operations, excluding broker fees, for the years ended December 31, 2015, 2014, and 2013, amounted to $15 million, $17 million, and $21 million, respectively.

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

Clinic Opening Costs - Clinic opening costs were expensed as incurred.

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

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended December 31:

	2015	2014	2013
Numerator:
Income from continuing operations	$19,567,000	$21,029,000	$27,135,000
Income (loss) from discontinued operations	491,000	(7,848,000)	(3,166,000)
Net income	$20,058,000	$13,181,000	$23,969,000

Denominator:
Weighted average shares of common stock outstanding	11,959,252	12,670,387	13,774,083
Effect of dilutive common stock equivalents	111,478	107,890	43,610

Weighted average shares of common stock outstanding	12,070,730	12,778,277	13,817,693

EPS:
Basic earnings per share
Earnings per share from continuing operations	$1.64	$1.66	$1.97
Earnings (loss) per share from discontinued operations	$0.04	$(0.62)	$(0.23)
Earnings per share	$1.68	$1.04	$1.74

Diluted earnings per share
Earnings per share from continuing operations	$1.62	$1.65	$1.96
Earnings (loss) per share from discontinued operations	$0.04	$(0.62)	$(0.23)
Earnings per share	$1.66	$1.03	$1.73

The calculation of diluted earnings per share excluded 69,375, 67,375 and 0 options outstanding for the years ended December 31, 2015, 2014, and 2013, respectively, that could potentially dilute base earnings per share in the future.

Share-Based Compensation - Share-based compensation, primarily restricted stock awards and options granted to employees and directors. Restricted stock awards are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the requisite service period. The fair value of the incentive stock options and non-qualified stock options is calculated using the Black-Scholes option pricing model as of the grant date and recognized over the service period. The Company issues new shares upon the exercise of stock options and granting of restricted stock awards.

Comprehensive Income - Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. Comprehensive income consists of net income, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments.

Recent Accounting Pronouncements

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information, except for:

ASU 2016-02, Leases (Topic 842) requires the rights and obligations of all leased assets with a term greater than 12 months to be presented on the balance sheet. The pronouncement is effective for fiscal years beginning after December 15, 2018. Management is current evaluating the effect that the provisions of ASU 2016-02 will have on the Company’s financial statements.

ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, most notably requires the changes in fair value of equity investments to be recognized in net income. The pronouncement also requires the use of the exit price notion, the separate presentation of financial assets and liabilities by measurement category and form of asset, and the separate presentation in other comprehensive income of changes in fair value resulting from a change in the instrument-specific credit risk. The pronouncement is effective for fiscal years beginning after December 15, 2017. Management is currently evaluating the effect that the provisions of ASU 2016-01 will have on the Company’s financial statements.

ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes requires the Company to classify all deferred tax assets and deferred tax liabilities as noncurrent. The pronouncement is effective for fiscal years beginning after December 15, 2016. Management is currently evaluating the effect that the provisions of ASU 2015-17 will have on the Company’s financial statements.

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

ASU 2015-09, Revenue from Contracts with Customers (Topic 606), requires the Company to recognize revenue for the transfer of goods or services to customers for the amount the Company expects to be entitled to in exchange for those goods or services. The Company will be required to identify the contract, identify the relevant performance obligations, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize the revenue when the entity satisfies a performance obligation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2017. Management is currently evaluating the effect that the provisions of ASU 2015-09 will have on the Company’s financial statements.

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

The following table represents cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities as of December 31, 2015 and 2014:

	December 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$38,276,000	$-	$-	$-	$38,276,000	$38,276,000	$-

Level 1:
Money Market Accounts	3,761,000	-	-	-	3,761,000	3,761,000	-
Mutual Funds	9,654,000	37,000	(444,000)	-	9,247,000	-	9,247,000
Corporate Equity Securities	1,332,000	246,000	(76,000)	-	1,502,000	-	1,502,000
Government & Agency Securities	5,425,000	25,000	(19,000)	17,000	5,448,000	-	5,448,000
	20,172,000	308,000	(539,000)	17,000	19,958,000	3,761,000	16,197,000

Level 2:
Municipal Bonds	2,735,000	42,000	(3,000)	20,000	2,794,000	-	2,794,000
Corporate Bonds	6,054,000	22,000	(41,000)	46,000	6,081,000	-	6,081,000
	8,789,000	64,000	(44,000)	66,000	8,875,000	-	8,875,000

Total	$67,237,000	$372,000	$(583,000)	$83,000	$67,109,000	$42,037,000	$25,072,000

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$23,894,000	$-	$-	$-	$23,894,000	$23,894,000	$-

Level 1:
Money Market Accounts	565,000	-	-	-	565,000	565,000	-
Mutual Funds	10,733,000	63,000	(129,000)	-	10,667,000	-	10,667,000
Corporate Equity Securities	3,408,000	695,000	(31,000)	-	4,072,000	-	4,072,000
Government & Agency Securities	4,559,000	49,000	(5,000)	15,000	4,618,000	-	4,618,000
	19,265,000	807,000	(165,000)	15,000	19,922,000	565,000	19,357,000

Level 2:
Municipal Bonds	3,652,000	78,000	(7,000)	28,000	3,751,000	-	3,751,000
Corporate Bonds	5,022,000	29,000	(12,000)	38,000	5,077,000	-	5,077,000
	8,674,000	107,000	(19,000)	66,000	8,828,000	-	8,828,000

Total	$51,833,000	$914,000	$(184,000)	$81,000	$52,644,000	$24,459,000	$28,185,000

The Company had realized gains of $458,000, $771,000 and $74,000 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2014 and 2015, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range from 1 to 30 years for corporate bonds, 1 to 5 years for municipal bonds, and 1 to 7 years for government and agency securities.

4. INVENTORY

Inventories consisted of the following as of:

	December 31, 2015	December 31, 2014
Raw Materials	$3,666,000	$4,410,000
Packaging	788,000	920,000
Non-food Finished Goods	635,000	1,108,000
Finished Goods	8,545,000	9,689,000
Reserve for Obsolete Inventory	(299,000)	(392,000)
	$13,335,000	$15,735,000

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of:

	December 31, 2015	December 31, 2014
Land	$650,000	$650,000
Building and leasehold improvements	13,122,000	13,346,000
Equipment and fixtures	61,573,000	59,501,000
Vehicle	149,000	149,000
	$75,494,000	$73,646,000
Less accumulated depreciation and amortization	46,465,000	40,169,000
Property, plant and equipment- net	$29,029,000	$33,477,000

Depreciation and amortization expense for continuing operations for the years ended December 31, 2015, 2014 and 2013 was $7,115,000, $8,052,000, and $7,810,000, respectively. Depreciation and amortization expense for discontinued operations related to the Medifast Corporate Weight Control Centers for the years ended December 31, 2015, 2014 and 2013 was $0, $1,699,000, and $3,144,000, respectively. As a result of the sale and closure of the Medifast Weight Control Centers, the Company incurred an asset impairment loss of $3.3 million in 2014 that is included in discontinued operations.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2015	December 31, 2014
Trade payables	$11,264,000	$12,178,000
Sales commissions payable	4,245,000	3,890,000
Accrued payroll and related taxes	3,440,000	3,000,000
Dividends payable	3,013,000	-
Sales tax payable	542,000	806,000
Accrued loan guarantee	-	1,980,000
	$22,504,000	$21,854,000

7. LEASES

Operating and Capital Leases:

As of December 31, 2015, the Company leases office space for corporate offices, a distribution facility in Texas, a raw materials warehouse in Maryland, as well as 41 leases for previously corporate-operated Medifast Weight Control Centers under lease terms ranging from five to ten years. The 41 leases include 3 Centers closed in December 2013, 7 Centers that were closed in December 2014, and 31 leases for Centers that were sold to franchise partners during 2014 and entered into sublease agreements with the franchisees. The Company accrued for the remaining lease obligations net of any sublease income in 2014, see Note 12 for exit activity and clinic obligations. Monthly payments under the Medifast Weight Control Centers leases range in price from $1,800 to $5,000. The Company is additionally required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

The Company leases large commercial printers for our printing operation that supports our sales channels and network equipment for information technology that are accounted for as capital leases. The leases extend through December 2016.

The following table summarizes our future minimum rental and lease payments required under non-cancelable original lease terms in excess of one year as of December 31, 2015:

	Operating Leases	Capital Leases
2016	$2,829,000	$225,000
2017	1,758,000	-
2018	355,000	-
2019	31,000	-
Total minimum lease payments	$4,973,000	$225,000
Less amount representing interest		6,000
Present value of minimum lease payments (current)		$219,000

Current portion		219,000
Long-term portion		$-

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $2.0 million due under future non-cancelable subleases.

The following is a summary of the Company’s rent expense for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Continuing Operations	1,506,000	1,460,000	1,400,000
Discontinued Operations	(1,002,000)	7,189,000	5,233,000
	$504,000	$8,649,000	$6,633,000

For the period ended December 31, 2015, the positive impact to rent expense is due to lease termination agreements that resulted in the reversal of rent obligations estimates that were expensed in 2014. For the periods ended December 31, 2014 and 2013, the discontinued operations rent expense includes an accrual of $4.4 million and $1.1 million, respectively, for continuing obligations for operating leases related to centers closed during the periods.

Equipment lease expense for continuing operations for the years ended December 31, 2015, 2014, and 2013 was $1.0 million, $1.2 million, and $1.4 million, respectively.

8. CONTINGENCIES

The Company has entered into guarantee agreements with key franchisee partners in order to support them obtaining additional funding to expand their business into new markets. All of the loans associated with these agreements have been paid in full and the Company incurred a charge of $2 million in 2014 to fulfill its guarantee obligation on one of the loans. The guarantee with Team Wellness, Inc. provided financial coverage for a $1.0 million loan and a $1.0 million line of credit. The franchisee associated with these loans failed to pay the monthly obligations and the Company paid off the loans in April 2015, which was fully accrued and expensed in the amount of $2.0 million as of December 31, 2014. The Company was a secondary guarantor on the loan and line of credit and has pursued personal recourse against the franchise owner.

9. INCOME TAXES

The components of the income tax expense from continuing operations are as follows:

	2015	2014	2013
Current
Federal	$9,814,000	$10,282,000	$11,682,000
State	396,000	96,000	(202,000)
Total Current	10,210,000	10,378,000	11,480,000

Deferred
Federal	(125,000)	176,000	365,000
State	39,000	206,000	63,000
Foreign	(20,000)	(96,000)	-
Total Deferred	(106,000)	286,000	428,000

Total Income Tax Expense from Continuing Operations	$10,104,000	$10,664,000	$11,908,000

The total tax provision for the years ended December 31, 2015, 2014, and 2013 was $9.9 million, $4.9 million, $10.0 million, respectively. Those amounts have been allocated to the following financial statement items:

	2015	2014	2013

Income from continuing operations	$10,104,000	$10,664,000	$11,908,000
Income/(loss) from discontinued operations	387,000	(5,302,000)	(1,690,000)
Stockholders' equity, unrealized gain (loss) on investment securities & foreign currency	(357,000)	(182,000)	143,000
Additional paid in capital, share-based compensation tax benefit	(247,000)	(275,000)	(383,000)

Total Income Tax Expense	$9,887,000	$4,905,000	$9,978,000

Deferred tax assets (liabilities) consisted of the following at December 31,

	2015	2014	2013

Reserves on inventory and sales	$199,000	$291,000	$332,000
Credit and loss carryforwards	735,000	699,000	413,000
Stock compensation	1,149,000	1,283,000	896,000
Accrued expenses and deferred costs	1,068,000	3,170,000	1,260,000
Inventory capitalization	49,000	142,000	337,000
Sales tax accrual	-	8,000	337,000
Unrealized gain/loss on investments	85,000	-	-
Total deferred tax assets	3,285,000	5,593,000	3,575,000

Unrealized gain/loss on investments	-	(294,000)	(476,000)
Prepaid expenses	(755,000)	(779,000)	(710,000)
Depreciation	(6,189,000)	(6,285,000)	(7,091,000)
Foreign currency	(23,000)	-	-
Total deferred tax liabilities	(6,967,000)	(7,358,000)	(8,277,000)

Net deferred tax liabilities	$(3,682,000)	$(1,765,000)	$(4,702,000)

The differences between the United States federal statutory tax rate and the Company's effective tax rate are as follows:

	2015		2014		2013
Statutory federal tax	$10,381,000	35.0%	$11,093,000	35.0%	$13,665,000	35.0%
State income taxes, net of federal benefit	414,000	1.4%	314,000	1.0%	393,000	1.0%
Foreign Taxes	15,000	0.1%	73,000	0.2%	-	0.0%
Domestic manufacturer deduction	(824,000)	-2.8%	(811,000)	-2.6%	(979,000)	-2.5%
Other permanent differences	4,000	0.0%	200,000	0.6%	173,000	0.4%
Research and development and jobs credits	(247,000)	-0.8%	(203,000)	-0.6%	(459,000)	-1.2%
Other state income tax benefits	114,000	0.4%	(113,000)	-0.4%	(707,000)	-1.8%
Other	247,000	0.8%	111,000	0.4%	(178,000)	-0.4%
	$10,104,000	34.1%	$10,664,000	33.6%	$11,908,000	30.5%

The 2015, 2014 and 2013 effective tax rates were impacted by the Company’s extensive state income tax planning.  This planning includes taking advantage of Maryland’s apportionment methodology.  As a manufacturing entity based in Maryland, the Company utilizes the single sales factor apportionment method in addition to claiming new state jobs credits and research & development credits.  In 2013 the Company benefited from research and development credits effective January 1, 2013, applicable retroactively to 2012 activity. In 2014 the Company benefited from research and development credits effective January 1, 2014 in addition to filing an amended federal return to claim 2010 research and development credits due to changes in Federal regulations.

The Company has separate company state net operating loss carry forwards totaling $10.9 million start expiring in 2031.  Maryland state credits carry forwards totaling $201,000 will begin to expire in 2018.

10. SHARE-BASED COMPENSATION

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the price of the Company’s common stock, dividend yield and the risk-free interest rate. Options outstanding as of December 31, 2015 generally vest over a period of three years with an expiration term of ten years. The exercise price of these options ranges from $24.26 to $31.55. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each award. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. All of the options were issued prior to the Company declaring its first dividend in December 2015; and therefore, a dividend yield is not utilized in the calculation. The weighted average input assumptions used and resulting fair values were as follows:

	2015	2014
Expected life (in years)	6	6
Risk-free interest rate	1.71%	1.61%
Expected volatility	50.91%	63.15%
Dividend yield	-	-

The following table summarizes the stock option activity:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	67,375	$26.05
Granted	66,000	30.99
Exercised	(1,666)	26.52
Forfeited	(33,336)	29.54
Outstanding at December 31, 2015	98,373	$28.17	8.52	256,175
Exerciseable at December 31, 2015	34,615	$26.27	7.92	145,052

The weighted-average grant date fair value of options granted was $15.24. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of December 31, 2015 was approximately $0.6 million and is expected to be recognized over a weighted average period of 1.9 years. The Company received $44,000 in cash proceeds from the exercise of stock options during 2015. No options were exercised in 2014 or 2013.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with terms ranging up to seven years. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	333,676	$25.31
Granted	58,685	31.39
Vested	(124,053)	25.68
Forfeited	(4,600)	31.55
Unvested at December 31, 2015	263,708	$26.38

The total share-based compensation expense charged against income during the years ended December 31, 2015, 2014, and 2013 were $3,081,000, $3,918,000, and $3,209,000, respectively. Included in share-based compensation expense for 2015 is $734,000 for 46,530 shares of performance awards to be issued to certain key employees based on achieving 2015 financial plan that will vest on December 31, 2016.  The Company intends to issue additional performance awards in 2016 to certain key employees if certain 2016 financial plans are met.  During 2015, the Company issued 12,155 shares to members of the Board of Directors including 4,600 shares that were later forfeited. The total income tax benefit recognized in the consolidated statement of income for these restricted stock awards was approximately $1,012,000, $1,398,000 and $1,123,000 for the years ending December 31, 2015, 2014, and 2013, respectively. The tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards and exercise of stock options was approximately $247,000, $275,000 and $383,000 for the years ending December 31, 2015, 2014, 2013, respectively. There was approximately $4.6 million of total unrecognized compensation cost related to restricted stock awards as of December 31, 2015. The cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

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

The following table represents sales by channel for the years ended:

	December 31, 2015	December 31, 2014	December 31, 2013

Take Shape For Life	$202,218,000	$206,657,000	$228,729,000
Medifast Direct	48,658,000	57,159,000	75,521,000
Medifast Weight Control Centers- Franchise	17,072,000	15,424,000	15,336,000
Medifast Wholesale	4,825,000	6,045,000	4,468,000
Net Revenue	$272,773,000	$285,285,000	$324,054,000

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

The following is a summary of the Company’s operating results for discontinued operations for the years ended:

	December 31, 2015	December 31, 2014	December 31, 2013
Revenue	$-	$22,509,000	$32,832,000
Income/(loss) before income taxes from discontinued operations	878,000	(13,150,000)	(4,856,000)
Income tax/(benefit) provision	387,000	(5,302,000)	(1,690,000)
Income/(loss) from discontinued operations, net of tax	$491,000	$(7,848,000)	$(3,166,000)

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities included in discontinued operations as of:

December 31, 2015
ASSETS
Current assets:
Receivables, net	$353,000
Total current assets	353,000

Other assets	19,000

Total assets	$372,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	841,000
Total current liabilities	$841,000

Long-term lease obligations	288,000

Total liabilities	$1,129,000

The following table summarizes the exit obligations primarily consisting of closed clinic lease obligations, severance accruals, and customer refunds incurred for the years ended December 31, 2014 and 2015:

Ending accrued balance as of December 31, 2013	$1,361,000
Charges incurred during the period	6,006,000
Payments during the period	(833,000)
Ending accrued balance as of December 31, 2014	$6,534,000
Adjustments recorded during the period (1)	(1,483,000)
Payments during the period	(3,922,000)
Ending accrued balance as of December 31, 2015	$1,129,000

(1)- The adjustments to the accrual recorded in 2015 relate primarily to favorable termination agreements reached with landlords of closed Corporate Medifast Weight Control Centers.

These charges were recorded in the balance sheet as of December 31, 2015 as follows:

Total current liabilities of discontinued operations	$841,000
Total long-term liabilities of discontinued operations	288,000
Ending accrued balance as of December 31, 2015	$1,129,000

13. SUBSEQUENT EVENTS

On March 9, 2016, the Company’s board of directors declared a $0.25 cash dividend to its stockholders, valued at $3.0 million. The dividend is payable on May 10, 2016 to stockholders of record as of the close of business on March 21, 2016.

INDEX TO EXHIBITS

No.
3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).

10.1	Amended and Restated 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on June 20, 2014).*

10.2	Form of Restricted Share Award Agreement (filed herewith).*

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed on February 4, 2014). *

10.4	Form of Non-Qualified Stock Option Agreement (filed herewith). *

10.5	Form of Performance-Based Deferred Share Award Agreement (filed herewith). *

10.6	Lease relating to the Company's Owings Mills, Maryland facility incorporated by reference to the Registration Statement on Form S-4 of the Company (File No. 33-81524).

10.7	Cooperation Agreement dated April 3, 2015, by and among the Company, Engaged Capital LLC, and the persons set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015.

21.1	Subsidiaries of Medifast, Inc. (filed herewith).

23.1	Consent of RSM US LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Medifast, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 15, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements (filed herewith).

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
Dated: March 15, 2016

/s/ TIMOTHY G. ROBINSON

Timothy G. Robison
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Name	Title	Date

/s/ JEFFREY J. BROWN	Lead Director	March 15, 2016

Jeffrey J. Brown

/s/ KEVIN G. BYRNES	Director	March 15, 2016

Kevin G. Byrnes

/s/ CHARLES P. CONNOLLY	Director	March 15, 2016

Charles P. Connolly

/s/ CONSTANCE J. HALLQUIST	Director	March 15, 2016

Constance J. Hallquist

/s/ JORGENE K. HARTWIG	Director	March 15, 2016

Jorgene K. Hartwig

/s/ JOSEPH P. KELLEMAN	Vice President of Finance	March 15, 2016

Joseph P. Kelleman

/s/ MICHAEL C. MACDONALD	Chairman and Chief Executive Officer	March 15, 2016

Michael C. Macdonald

/s/ CARL E. SASSANO	Director	March 15, 2016

Carl. E. Sassano

/s/ SCOTT SCHLACKMAN	Director	March 15, 2016

Scott Schlackman

/s/ GLENN W. WELLING	Director	March 15, 2016

Glenn W. Welling

