Form 10-Q
period 2016-03-31
MEDIFAST INC
filed 2016-05-10
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ____

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

The number of shares of the registrant’s common stock outstanding at May 6, 2016 was 11,845,028.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	(Unaudited)	(Audited)
	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$47,316	$42,037
Accounts receivable-net of allowance for sales returns and doubtful accounts
of $449 and $417	2,115	1,633
Inventory	13,243	13,335
Investment securities	24,333	25,072
Income taxes, prepaid	525	1,549
Prepaid expenses and other current assets	2,879	2,886
Deferred tax assets	1,670	1,208
Current assets of discontinued operations	55	353
Total current assets	92,136	88,073

Property, plant and equipment - net	27,047	29,029
Other assets	169	205
Long-term assets of discontinued operations	19	19

TOTAL ASSETS	$119,371	$117,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,819	$22,504
Current maturities of capital leases	166	219
Current liabilities of discontinued operations	790	841
Total current liabilities	24,775	23,564

Other liabilities:
Deferred tax liabilities	4,666	4,890
Long-term liabilities of discontinued operations	66	288
Total liabilities	29,507	28,742

Stockholders' Equity:
Common stock; par value $.001 per share; 20,000 shares authorized;
12,052 and 12,014 issued
11,836 and 11,797 issued and outstanding	12	12
Accumulated other comprehensive income/(loss)	30	(62)
Retained earnings	89,822	88,634
Total stockholders' equity	89,864	88,584

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$119,371	$117,326

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share & dividend data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue	$72,345	$73,364
Cost of sales	19,151	19,594
Gross Profit	53,194	53,770

Selling, general, and administrative	46,926	47,258

Income from operations	6,268	6,512

Other income (expense)
Interest and dividend income, net	115	132
Other income (expense)	(24)	148
	91	280

Income from continuing operations before income taxes	6,359	6,792
Provision for income taxes	2,099	2,376

Income from continuing operations	4,260	4,416
Income from discontinued operations, net of tax	-	28
Net income	$4,260	$4,444

Basic earnings per share
Earnings per share from continuing operations	$0.36	$0.36
Earnings per share from discontinued operations	$-	$-
Earnings per share	$0.36	$0.36

Diluted earnings per share
Earnings per share from continuing operations	$0.36	$0.36
Earnings per share from discontinued operations	$-	$-
Earnings per share	$0.36	$0.36

Weighted average shares outstanding -
Basic	11,862	12,108
Diluted	11,922	12,197

Cash dividends declared per share	$0.25	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net income	$4,260	$4,444
Other comprehensive income, net of tax
Change in foreign currency translation, net of tax	12	-
Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	71	175
Adjustment for net (gains)/losses realized and included in net income, net of tax	9	(87)
Total change in unrealized losses on marketable securities, net of tax	80	88

Other comprehensive income	92	88

Comprehensive income	$4,352	$4,532

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Three Months Ended March 31, 2016

(In thousands, except par value)

(Unaudited)

	Number of Shares Issued	Par Value $0.001 Amount	Additional Paid- In Capital	Retained Earnings	Accumulated other comprehensive income	Total
Balance, December 31, 2015	12,014	12	-	88,634	(62)	88,584

Options exercised by executives and directors	1		26			26
Share-based compensation	61		524			524
Net shares repurchased for employee taxes	(24)		(646)	(57)		(703)
Share-based compensation tax benefit			96			96
Cash dividends declared to stockholders				(3,015)		(3,015)
Net income				4,260		4,260
Other comprehensive loss					92	92

Balance, March 31, 2016	12,052	12	-	89,822	30	$89,864

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$4,260	$4,444
Income from discontinued operations, net of tax	-	28
Income from continuing operations	4,260	4,416
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	1,609	1,877
Realized (gain)/loss on investment securities, net	44	(118)
Share-based compensation	524	529
Deferred income taxes	(740)	(154)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(482)	(656)
Inventory	92	1,549
Prepaid expenses and other current assets	7	16
Other assets	36	335
Accounts payable and accrued expenses	1,268	3,615
Income taxes	1,024	1,202
Net cash provided by operating activities- continuing operations	7,642	12,611
Net cash provided by (used in) operating activities- discontinued operations	25	(2,513)
Net cash provided by operating activities	7,667	10,098
Cash Flow from Investing Activities:
Sale of investment securities	2,021	2,022
Purchase of investment securities	(1,192)	(1,526)
Sale of property and equipment	456	-
Purchase of property and equipment	(83)	(907)
Net cash provided by (used in) investing activities- continuing operations	1,202	(411)
Net cash provided by investing activities- discontinued operations	-	-
Net cash provided by (used in) investing activities	1,202	(411)
Cash Flow from Financing Activities:
Repayment of long-term debt and capital leases	(53)	(57)
Decrease in note receivable	-	45
Net shares repurchased for employee taxes	(703)	(875)
Options exercised by executives and directors	26	-
Excess tax benefits from share-based compensation	96	165
Cash dividends paid to stockholders	(2,968)	-
Net cash used in financing activities- continuing operations	(3,602)	(722)
Net cash used in financing activities- discontinued operations	-	-
Net cash used in financing activities	(3,602)	(722)

Foreign currency impact	12	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,279	8,965
Cash and cash equivalents - beginning of the period	42,037	24,459
Cash and cash equivalents - end of period	$47,316	$33,424

Supplemental disclosure of cash flow information:
Interest paid	$3	$10
Income taxes paid	$1,659	$295
Dividends declared included in accounts payable	$3,060	$-

The accompanying notes are an integral part of these consolidated financial statements.

Medifast, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Tabular in thousands, except per share data)

General

1.	Basis of Presentation

The condensed unaudited interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for annual fiscal reporting periods. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. The accompanying condensed unaudited interim consolidated financial statements should be read in conjunction with the 2015 audited financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K, as amended, filed for the year ended December 31, 2015 (“2015 Form 10-K”).

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

ASU 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payable Accounting allows for the simplification of accounting for stock compensation in relation to income taxes, classification of awards as equity or liabilities and classification on the statement of cash flows. The pronouncement is effective for fiscal years beginning after December 15, 2016. Management is currently evaluating the effect that the provisions of ASU 2016-09 will have on the Company’s financial statements.

ASU 2016-02, Leases (Topic 842) requires the rights and obligations of all leased assets with a term greater than 12 months to be presented on the balance sheet. The pronouncement is effective for fiscal years beginning after December 15, 2018. Management is currently evaluating the effect that the provisions of ASU 2016-02 will have on the Company’s financial statements.

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

Inventories consisted of the following as of:

	March 31, 2016	December 31, 2015
Raw Materials	$3,281	$3,666
Packaging	726	788
Non-food Finished Goods	538	635
Finished Goods	8,967	8,545
Reserve for Obsolete Inventory	(269)	(299)
	$13,243	$13,335

6.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2016	2015
Numerator:
Income from continuing operations	$4,260	$4,416
Income from discontinued operations	-	28
Net income	$4,260	$4,444

Denominator:
Weighted average shares of common stock outstanding	11,862	12,108
Effect of dilutive common stock equivalents	60	89

Weighted average shares of common stock outstanding	11,922	12,197

EPS:
Basic earnings per share
Earnings per share from continuing operations	$0.36	$0.36
Earnings per share from discontinued operations	$-	$-
Earnings per share	$0.36	$0.36

Diluted earnings per share
Earnings per share from continuing operations	$0.36	$0.36
Earnings per share from discontinued operations	$-	$-
Earnings per share	$0.36	$0.36

The calculation of diluted earnings per share excluded 103,997 and 79,925 antidilutive options outstanding for the three months ended March 31, 2016 and 2015, respectively.

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

The following table represents cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities as of:

	March 31, 2016
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$46,412	$-	$-	$-	$46,412	$46,412	$-

Level 1:
Money Market Accounts	904	-	-	-	904	904	-
Mutual Funds	9,640	23	(478)	-	9,185	-	9,185
Corporate Equity Securities	1,517	233	(25)	-	1,725	-	1,725
Government & Agency Securities	4,720	64	(1)	15	4,798	-	4,798
	16,781	320	(504)	15	16,612	904	15,708

Level 2:
Municipal Bonds	2,732	39	(3)	16	2,784	-	2,784
Corporate Bonds	5,732	83	(12)	38	5,841	-	5,841
	8,464	122	(15)	54	8,625	-	8,625

Total	$71,657	$442	$(519)	$69	$71,649	$47,316	$24,333

	December 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$38,276	$-	$-	$-	$38,276	$38,276	$-

Level 1:
Money Market Accounts	3,761	-	-	-	3,761	3,761	-
Mutual Funds	9,654	37	(444)	-	9,247	-	9,247
Corporate Equity Securities	1,332	246	(76)	-	1,502	-	1,502
Government & Agency Securities	5,425	25	(19)	17	5,448	-	5,448
	20,172	308	(539)	17	19,958	3,761	16,197

Level 2:
Municipal Bonds	2,735	42	(3)	20	2,794	-	2,794
Corporate Bonds	6,054	22	(41)	46	6,081	-	6,081
	8,789	64	(44)	66	8,875	-	8,875

Total	$67,237	$372	$(583)	$83	$67,109	$42,037	$25,072

The Company had a realized loss of $44 thousand for the three months ended March 31, 2016 and a realized gain of $118 thousand for the three months ended March 31, 2015. As of March 31, 2016 and 2015, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range up to 30 years for corporate bonds, up to 5 years for municipal bonds, and up to 10 years for government and agency securities.

9.	Shared-based Compensation

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the price of the Company’s common stock, dividend yield and the risk-free interest rate. Options outstanding as of March 31, 2016 generally vest over a period of three years with an expiration term of ten years. The exercise price of these options ranges from $24.26 to $31.55. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each award. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company declared its first dividend in December 2015; and therefore, a dividend yield was not utilized in the Black-Scholes calculation for options granted prior to December 2015. The weighted average input assumptions used and resulting fair values were as follows:

2016
Expected life (in years)	6
Risk-free interest rate	1.11%
Expected volatility	40.27%
Dividend yield	3.56%

The following table summarizes the stock option activity:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	98	$28.17
Granted	50	27.99
Exercised	(1)	26.52
Forfeited	(6)	29.87
Outstanding at March 31, 2016	141	$28.05	8.21	$343
Exerciseable at March 31, 2016	61	$27.20	6.50	$198

The weighted-average grant date fair value of options granted was $7.47. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of March 31, 2016 was approximately $0.8 million and is expected to be recognized over a weighted average period of 2.2 years. The Company received $26 thousand in cash proceeds from the exercise of stock options during the three months ended March 31, 2016. No options were exercised during the three months ended March 31, 2015.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with vesting terms up to five years after the date of issuance. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	264	$26.38
Granted	15	27.68
Vested	(62)	25.19
Forfeited	(1)	26.85
Unvested at March 31, 2016	216	$26.82

The unvested shares above include 3,333 shares that were accelerated and 37,918 shares that were forfeited on April 8, 2016 in connection with the resignation of a key executive.

The total costs of the options and restricted awards charged against income during the three months ended March 31, 2016 and 2015 was $524 thousand and $529 thousand, respectively. The Company accrued an additional $228 thousand and $349 thousand for performance-based restricted stock awards for the three months ended March 31, 2016 and 2015, respectively. The cost of the 2016 performance awards will depend on management’s achievement of pre-determined performance targets and the Company’s fiscal 2016 performance and will be finalized and approved at the first Board of Directors meeting in 2017. The cost recognized during the quarter is based on the performance that management expects the Company will achieve as of March 31, 2016. The total income tax benefit recognized in the consolidated statements of income for these restricted stock awards was approximately $171 thousand and $210 thousand for the three months ended March 31, 2016 and 2015, respectively. The total tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards and exercise of stock options for the three months ended March 31, 2016 and 2015 was $96 thousand and $165 thousand respectively. There was approximately $3.6 million of total unrecognized compensation cost related to restricted stock awards as of March 31, 2016. The cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

10.	Business Segments

Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker about how to allocate resources and in assessing performance. The consolidated operating profit of the Company is reviewed by the chief operating decision maker as a single segment and sales are reviewed at the business unit level.

The following table presents sales by business unit for the:

	Three Months Ended March 31,
	2016	2015

Take Shape For Life	$56,674	$52,102
Medifast Direct	10,927	14,426
Medifast Weight Control Centers- Franchise	4,247	4,681
Medifast Wholesale	497	2,155
Net Revenue	$72,345	$73,364

11. Discontinued Operations, Exit Activities, and Clinic Obligations

In 2014, the Company exited the MWCC corporate center model by selling 41 centers to existing franchise partners (24 centers were sold in June 2014 and the remaining 17 centers were sold in December 2014) and closing the remaining 34 corporate centers. In accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity the assets, liabilities, operating results, and cash flows of the MWCC corporate center business unit have been presented separately as discontinued operations in the Consolidated Financial Statements for all periods presented.

The following is a summary of the Company’s operating results for discontinued operations for the:

	Three Months Ended March 31,
	2016	2015

Income before income taxes from discontinued operations	-	45
Income tax provision	-	17
Income from discontinued operations, net of tax	$-	$28

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities included in discontinued operations as of:

March 31, 2016
ASSETS
Current assets:
Receivables, net	$55
Total current assets	55

Other assets	19

Total assets	$74

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$790
Total current liabilities	790

Long-term lease obligations	66

Total liabilities	$856

The following table summarizes the exit obligations, primarily for closed clinic lease obligations, severance accruals, and customer refunds incurred as of March 31, 2016:

Ending accrued balance as of December 31, 2015	$1,129
Adjustments recorded during the period (1)	281
Payments during the period	(554)
Ending accrued balance as of March 31, 2016	$856

(1)- The adjustments to the accrual recorded in 2016 relate primarily to cash received from a settlement agreement with a franchisee for future lease obligations for previously owned MWCC Corporate Centers that are no longer in operation.

These charges were recorded in the balance sheet as of March 31, 2016 as follows:

Total current liabilities of discontinued operations	$790
Total long-term liabilities of discontinued operations	66
Ending accrued balance as of March 31, 2016	$856

12. Restructuring

During the three months ended March 31, 2016, the Company announced the departure of three Executive Vice Presidents in an effort to re-align the senior leadership team to reflect the changing needs of the business and to provide greater emphasis on the Company’s key areas of focus, and also the resignation of the President and Chief Operating Officer. The Company incurred $1.2 million in net restructuring costs in Selling, General, and Administrative expense associated with the separation agreements for these four individuals. This includes a $177 thousand reversal of costs accrued in 2015 for shares of restricted stock that were granted in connection with the 2015 bonus plan and were forfeited per the terms of the severance agreement.

The following table summarizes the severance accruals incurred as of March 31, 2016, excluding the reversal of prior year stock accrual:

Ending accrued balance as of December 31, 2015	$-
Charges incurred during the period	1,343
Payments during the period	(100)
Ending accrued balance as of March 31, 2016	$1,243

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. FORWARD LOOKING STATEMENTS

Special Note Regarding Forward-Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to future operating results- are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview

Medifast, Inc. (“Medifast,” the “Company,” “we,” “us,” “our,” the “Company” or “Medifast”) is engaged in the production, distribution, and sale of weight loss, weight management, and healthy living products and other consumable health and diet products. The Company’s product lines include weight loss, weight management, and healthy living meal replacements, snacks, hydration products, sports nutrition products, and vitamins. Customers of our independent contractor health coaches (“Health Coaches”) in the Take Shape For Life® direct sales business unit order our products through either the internet or the Company’s in-house call center. Product sales accounted for 97% of our revenues for the three months ended March 31, 2016 and 2015; which consists primarily of meal replacement food sales. In the three months ended March 31, 2016, total revenue decreased to $72.3 million compared to $73.4 million in the three months ended March 31, 2015, a decrease of $1.1 million or 1.5%. The decline for the period was driven by reduced revenues in the Medifast Direct, Medifast Wholesale, and Franchise Medifast Weight Control Centers (“MWCC”) business units, offset by a revenue increase in the Take Shape For Life® business unit. These revenue changes are further described in the “Overview of Results of Operations” section.

For the three months ended March 31, 2016, the percentage of total revenue made up by each business unit was as follows:

Take Shape For Life ®	78.4%
Medifast Direct	15.1%
Franchise MWCC	5.8%
Medifast Wholesale	0.7%

See Note 10, “Business Segments” of the notes to the financial statements for a detailed breakout of revenues of the Company’s business segments.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend, number of active Health Coaches, which are Health Coaches earning income from a product sale during the quarter, and average monthly revenue generated per Health Coach in the Take Shape For Life® business unit.

In 2014, the Company exited the MWCC corporate center model with the sale of 41 centers to existing franchise partners and the closure of the remaining 34 corporate centers. The assets, liabilities, operating results, and cash flows of the MWCC corporate center business unit have been presented separately as discontinued operations in the Consolidated Financial Statements for all periods presented.

Distribution Business Units

Medifast Direct – In the direct-to-consumer business unit (“Medifast Direct”), customers order Medifast products directly through the Company’s website, www.medifastnow.com or our in-house call center. This business is driven by a multi-faceted customer acquisition and retention strategy that includes television, digital advertising, direct mail, email, public relations, word of mouth referrals, social media initiatives, and other means as deemed appropriate. The Medifast Direct division provides support through its social communities, in-house call center, and nutrition support team of registered dietitians to better serve its customers.

Take Shape For Life® – Take Shape For Life is the personal coaching division of Medifast. This coaching network consists of independent contractor health coaches (“Health Coaches”), who are trained to provide coaching and support to help clients effectively reach and sustain a healthy weight, and adopt habits for a lifetime of health utilizing the Take Shape For Life® platform. Within our Trilogy of Optimal Health, the Company offers individuals an opportunity to create sustainable health in all areas of their lives – building a healthy body, developing a healthy mind, and generating healthy finances. In addition to the encouragement and support of a Health Coach, clients of Take Shape For Life® are offered product and program information on our website, weekly support calls, and access to our registered dietitians. Take Shape For Life® is a member of the Direct Selling Association (the “DSA”), a national trade association representing over 200 direct selling companies doing business in the United States, and a DSA Code of Ethics participant.

Franchise Medifast Weight Control Centers – MWCC’s offer structured programs, Medifast products, and a team of professionals to help customers achieve weight-loss and weight-management success. Counselors at each location work with members to provide nutritional and behavioral support based on the member’s personal needs. As of March 31, 2016, 58 MWCC franchise centers were in operation in Arizona, California, Louisiana, Minnesota, Maryland, Pennsylvania, Texas, and Wisconsin.

Medifast Wholesale – Medifast medical provider practices carry an inventory of wholesale products and resell them to patients while providing appropriate support to help ensure healthy weight loss and weight management. These medical providers have access to our nutrition support team, marketing assets and training modules to help grow their program and enable patients to achieve their weight loss and associated health goals. Medifast’s nutrition support team includes registered dietitians and a behavioral specialist who provide program support and advice via phone and email.

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

During the three months ended March 31, 2016, we did not make any material changes to our critical accounting policies.

Overview of Results of Operations (tabular in thousands)

	Three Months Ended March 31,
	2016	2015	$ Change	% Change

Revenue	$72,345	$73,364	$(1,019)	-1%
Cost of sales	19,151	19,594	(443)	-2%
Gross Profit	53,194	53,770	(576)	-1%

Selling, general, and administrative costs	46,926	47,258	(332)	-1%

Income from operations	6,268	6,512	(244)	-4%

Other income
Interest income, net	115	132	(17)	-13%
Other income	(24)	148	(172)	-116%
	91	280	(189)	-68%

Income from continuing operations before income taxes	6,359	6,792	(433)	-6%
Provision for income tax expense	2,099	2,376	(277)	-12%

Income from continuing operations	4,260	4,416	(156)	-4%
Income (Loss) from discontinued operations, net of tax	-	28	(28)	-100%
Net income	$4,260	$4,444	$(184)	-4%

% of revenue

Gross Profit	73.5%	73.3%
Selling, general, and administrative costs	64.9%	64.4%
Income from Operations	8.7%	8.9%

Revenue: Revenue decreased approximately 1.5% to approximately $72.3 million for the three months ended March 31, 2016 as compared to approximately $73.4 million for the three months ended March 31, 2015. The revenue to spend for the three months ended March 31, 2016 was 17.5-to-1 compared to 13.4-to-1 for 2015.

For the three months ended March 31, 2016, Take Shape For Life® revenue increased to $56.7 million compared to $52.1 million in the same period in 2015. This is the second consecutive quarter of year-over-year revenue growth for the business unit. The increase in revenue for Take Shape For Life® was driven by an increase in the number of active Health Coaches and revenue per Health Coach, as well as the pass-through of the price increase put in place in March of 2015. The number of active Health Coaches for the three months ended March 31, 2016 increased to 12,600 compared with 12,100 during the same period for 2015, an increase of 4%. The quarterly revenue per Health Coach increased 4% to $4,490 for the three months ended March 31, 2016 compared to $4,316 for the three months ended March 31, 2015.

Medifast Direct revenue decreased 24% to $10.9 million for the three months ended March 31, 2016 compared to $14.4 million for the three months ended March 31, 2015. Revenues in this business unit are driven primarily by targeted customer marketing and advertising as well as the direct response initiatives in place. Sales are down in comparison to 2015 as new customer acquisition continues to be challenging. Medifast Direct advertising during the three months ended March 31, 2016 was $4.1 million compared to $5.3 million for the three months ended March 31, 2015.

The Franchise business unit revenue decreased 11%, with revenue of $4.2 million for the three months ended March 31, 2016 compared to $4.7 million for the same period of 2015. Fifty-eight franchise centers were in operation as of March 31, 2016 compared to 70 franchise centers as of March 31, 2015. The change in franchise centers over the 12 month period includes the closure of 11 corporate centers that were transitioned to franchise centers in June 2014 and one center that had been open greater than one year. The decrease in revenue for the three months ended March 31, 2016 in comparison to the three months ended March 31, 2015, was primarily driven by fewer franchise centers in operation during the period partially offset by an increase in sales per center.

Medifast Wholesale revenue decreased $1.7 million to $0.5 million for the three months ended March 31, 2016 compared to $2.2 million for the three months ended March 31, 2015. The decrease for the period was due to the loss of certain accounts resulting from Medifast’s enforcement of business partner compliance distribution requirements.

Costs of Sales: Cost of sales decreased approximately $0.4 million to $19.2 million for the three months ended March 31, 2016 compared to the same period in 2015. The decrease in cost of sales for the periods was primarily due to decreased sales volumes. As a percentage of sales, gross margin increased to 73.5% from 73.3% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The quarterly gross margin improvement was primarily driven by the price increase implemented in March 2015.

Selling, General and Administrative Costs: Selling, general and administrative expenses were $46.9 million for the three months ended March 31, 2016 compared to $47.3 million in the same period of 2015. As a percentage of sales, selling, general and administrative expenses increased to 64.9% versus 64.4% in the 2015. The Company incurred $1.2 million in net restructuring costs in the three months ended March 31, 2016 and $1.8 million in extraordinary legal and advisory expenses related to 13D filings in the three months ended March 31, 2015. Excluding those expenses, selling, general, and administrative costs would have been $45.7 million, or 63.3%, and $45.5 million, or 61.9%, for the three months ended March 31, 2016 and 2015, respectively. Take Shape For Life® commission expense, which is variable based upon product sales, increased by approximately $2.1 million for the three months ended March 31, 2016, which is in line with the sales growth of 9% Take Shape For Life® experienced compared to the prior year.

Salaries and benefits increased by approximately $0.5 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase in expenses was driven by restructuring charges incurred during the three months ended March 31, 2016 partially offset by decreased bonuses and salaries due to lower headcount.

During the three months ended March 31, 2016, the Company announced the departure of three Executive Vice Presidents in an effort to re-align the Senior Leadership Team to reflect the changing needs of the business and to provide greater emphasis on the Company’s key areas of focus, and also the resignation of the President and Chief Operating Officer. The Company incurred $1.2 million in net restructuring costs in Selling, General, and Administrative expense associated with the separation agreements for these four individuals. This includes a $0.2 million reversal of costs accrued in 2015 for deferred shares that were granted in connection with the 2015 bonus plan and were forfeited. All expenses are expected to be paid within 12 months and the Company estimates that it will recognize $2.2 million in future annual savings as a result of the restructuring.

The following table summarizes the severance accruals incurred as of March 31, 2016, excluding the reversal of prior year stock accrual:

Ending accrued balance as of December 31, 2015	$-
Charges incurred during the period	1,343
Payments during the period	(100)
Ending accrued balance as of March 31, 2016	$1,243

Sales and marketing expense decreased by $1.1 million in the three months ended March 31, 2016 compared to 2015. The decrease was mainly driven by reduced advertising spend in Medifast Direct and reduced production costs associated with the Company’s 2016 television commercial as compared to 2015 production costs. These reductions were partially offset by increases in research and development costs and Take Shape For Life incentive trip expense. Total advertising spend for the Company was $4.1 million in the three months ended March 31, 2016 versus $5.5 million in the three months ended March 31, 2015, a decrease of $1.4 million or 25.5%.

General expenses decreased $1.6 million for the three months ended March 31, 2016 in comparison to the three months ended March 31, 2015. The decrease in expense was primarily driven by $1.8 million in extraordinary expenses resulting from 13D filings incurred during the three months ended March 31, 2015. The Company reached a settlement agreement with Engaged Capital, LLC., a stockholder of the Company, during the first quarter of 2015 and additional expenses have not be incurred. The significant decrease in legal fees was partially offset by an increase in consulting expenses. Other expenses decreased by $0.1 million for the three months ended March 31, 2016. The decrease in other expenses for the periods was the result of a reduction in depreciation expense, partially offset by an increase in licenses and fees.

Income taxes: In the three months ended March 31, 2016, the Company recorded $2.1 million in income tax expense, an effective rate of 33.0%, compared to $2.4 million in income tax expense, an effective rate of 35.0%, in the three months ended March 31, 2015. The decrease in the effective tax rate for the three months ended March 31, 2016 in comparison to the three months ended March 31, 2015 was due to the increase in the domestic manufacturing deduction and a change in the tax law making certain research and development credits permanent. The Company anticipates a full year tax rate of approximately 33-34% in 2016.

Income from continuing operations: Income from continuing operations was $4.3 million for the three months ended March 31, 2016 compared to $4.4 million for the three months ended March 31, 2015, a decrease of $0.1 million. Pre-tax profit as a percent of sales decreased to 8.8% in the three months ended March 31, 2016 compared to 9.3% in the three months ended March 31, 2015. Excluding the restructuring charges and extraordinary legal expenses, income from continuing operations for the three months ended March 31, 2016 and 2015 would have been, $5.0 million, or $0.42 per diluted share, and $5.6 million, or $0.46 per diluted share, respectively.

Income from discontinued operations: In 2014, the Company exited the MWCC corporate center model with the sale of 41 centers to existing franchise partners and the closure of the remaining 34 corporate centers. The Company had negligible income from discontinued operations for the three months ended March 31, 2016 and 2015.

Net income: Net income was $4.3 million for the three months ended March 31, 2016 compared to $4.4 million for the three months ended March 31, 2015. The year-over-year changes were driven by the factors described above in the explanations from continuing operations and income from discontinued operations.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with GAAP, the Company provides certain non-GAAP financial measures. For the three months ended March 31, 2016 and 2015, the Company’s non-GAAP financial measures of adjusted net income and adjusted diluted earnings per share exclude the restructuring charges the Company incurred in the three months ended March 31, 2016 and the extraordinary legal and advisory expenses incurred in the three months ended March 31, 2015 in connection with the Schedule 13D filings. These non-GAAP measures are being provided as pro-forma statements to provide information regarding expected future performance. The departed executives included in the restructuring were employed in 2015; and therefore, the March 31, 2016 results excluding these charges are not comparative to the March 31, 2015 results.

The reconciliations of these non-GAAP financial measures are as follows:

	Three Months Ended March 31,
	2016	2015

Income from operations	$6,268	$6,512
Adjustments
Restructuring Charges	1,166	-
Legal expenses- 13D	-	1,845
Adjusted Income from operations	$7,434	$8,357

	Three Months Ended March 31,
	2016	2015

Income from continuing operations	$4,260	$4,416
Adjustments
Restructuring Charges	781	-
Legal expenses- 13D	-	1,200
Adjusted income from continuing operations	$5,041	$5,616
Loss on discontinued operations, net of tax	-	28
Adjusted Net Income	$5,041	$5,644

Diluted earnings per share from continuing operations (1)	$0.36	$0.36
Impact for adjustments (1)	0.06	0.10
Adjusted diluted earnings per share continuing operations (1)	$0.42	$0.46
Diluted Loss per share from discontinued operations (1)	$-	$-
Adjusted diluted earnings per share (1)	$0.42	$0.46

(1) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Excluding the impact of the $1.2 million restructuring charges, adjusted income from operations was $7.4 million for the three months ended March 31, 2016. Excluding the impact of the $1.8 million extraordinary legal expenses incurred in connection with the Schedule 13D filings, adjusted income from operations was $8.4 million for the three months ended March 31, 2015. Adjusted income from continuing operations for the three months ended March 31, 2016 was $5.0 million, or $0.42 per share, compared to $5.6 million, or $0.46 per share, for the three months ended March 31, 2015.

Liquidity and Capital Resources

The Company had stockholders’ equity of $89.9 million and working capital of $67.4 million at March 31, 2016 compared with $88.6 million and $64.5 million at December 31, 2015, respectively. The $1.3 million net increase in stockholder’s equity reflects $4.3 million in 2016 profits offset by $3.0 million used to declare dividends to stockholders as well as other equity transactions as outlined in the “Condensed Consolidated Statement of Changes in Stockholders’ Equity” included in our consolidated financial statements. The dividend of $0.25 per share to the Company’s common stockholders was declared on March 9, 2016 and was paid in the second quarter of 2016. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the declaration and payment of dividends. The Company’s cash and cash equivalents position increased from $42.0 million at December 31, 2015 to $47.3 million at March 31, 2016.

In the three months ended March 31, 2016 the Company generated cash flow of $7.6 million from continuing operations, partially attributable to $4.3 million in income from continuing operations. Cash provided by operating activities of $4.6 million primarily includes depreciation and amortization of $1.6 million, a $1.3 million increase in accounts payable and accrued expenses, a $1.0 million decrease in prepaid income taxes, share-based compensation of $0.5 million, and a $0.1 million decrease in inventory. This was offset by cash used by operating activities of $1.2 million including deferred income taxes of $0.7 million and a $0.5 million increase in accounts receivable.

In the three months ended March 31, 2016, net cash provided by investing activities from continuing operations was $1.2 million, driven by $2.0 million of cash generated by the sale of investment securities and $0.5 million proceeds from the sale of property and equipment. This was offset by $1.3 million in cash used by investing activities, consisting of $1.2 million for the purchase of investment securities and $0.1 million for the purchase of property and equipment.

In the three months ended March 31, 2016, financing activities from continuing operations used $3.6 million in cash. The Company used $3.0 for cash dividends paid to stockholders, $0.7 million to repurchase shares of the Company’s common stock to cover employee taxes, and $0.1 million to repay capital leases. The Company realized a $0.1 million cash benefit for excess tax benefits from share-based compensation. As of March 31, 2016, there are 847,567 shares of the Company’s common stock eligible for repurchase under the repurchase authorization dated September 16, 2014.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at March 31, 2016, it estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2015.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective of the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

Medifast Franchise Systems, Inc. v. Team Wellness, Inc., et al.

Medifast Franchise Systems, Inc. v. Team Wellness, Inc., et al. (case No. 14-03668 (D. Md.) arose out of a number of Franchise and Development Agreements with Team Wellness, Inc. and Team Wellness Louisiana, LLC for the operation of Medifast Centers in the States of Alabama, Tennessee, and Louisiana. The primary owner and representative of the Team Wellness companies personally guaranteed the companies’ obligations.

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

When the companies and the primary guarantor failed to pay the monies owed or comply with their post-termination obligations, Medifast filed a lawsuit on November 21, 2014 against the primary guarantor and the companies in the United States District Court for the District of Maryland (Medifast Franchise Systems, Inc. v. Team Wellness, Inc., et al., No. 14-03668 (D. Md.) for breach of contract (nonpayment) and fraud (relating to Medifast’s allegation that Team Wellness LLC and its guarantor failed to disclose that RMS Management LLC was an owner of Team Wellness Louisiana LLC). The complaint seeks damages, enforcement of the termination of the Franchise and Development Agreements, and an injunction ordering the defendants to comply with their post-termination obligations under the Franchise and Development Agreements. Medifast moved for a default judgment against the companies after they failed to answer the complaint. The court granted the motion on June 24, 2015. The Court’s Order requires the companies to pay $2,100,927.53 million to Medifast, which includes the following: outstanding royalties and receivables on food purchases in the amount of $141,239.89, reimbursement for loan payments in the amount of $1,892,834.44, and interest and fees on those loan payments in the amount of $66,853.20. In addition, the court awarded Medifast its attorneys’ fees and costs in the amount of $45,231.05. The Court’s Order also requires the companies to abide by their post-termination obligations under the Franchise Agreements, including that they cease using Medifast’s confidential information. The case against the primary guarantor remains ongoing. On April 21, 2016, the court granted Medifast’s motion for summary judgment against the guarantor for nonpayment and fraud – the remaining counts in the complaint.

Jason Properties, LLC, et al. v. TransformU, et al.

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

Other Matters

In addition to the above matters, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business.   Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect .on its results of operations, financial position or liquidity.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31, 2016	10,000	$30.38	-	847,567
February 1 - February 29, 2016	13,800	$29.52	-	847,567
March 1 - March 31, 2016	-	$-	-	847,567

(1)	23,800 shares of common stock were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

(2)	At the outset of the quarter ended March 31, 2016, there were 847,567 shares of the Company’s common stock eligible for repurchase under the repurchase authorization dated September 16, 2014.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016 filed May 10, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL C. MACDONALD	May 10, 2016
Michael C. MacDonald
Chief Executive Officer
(principal executive officer )

BY:	/S/ TIMOTHY G. ROBINSON	May 10, 2016
Timothy G. Robinson
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016 filed May 10, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements (filed herewith).

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.