Form 10-Q
period 2016-06-30
MEDIFAST INC
filed 2016-08-09
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s common stock outstanding at August 1, 2016 was 11,848,360.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	(Unaudited)	(Audited)
	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$58,610	$42,037
Accounts receivable-net of allowance for sales returns and doubtful accounts of $514 and $417	1,627	1,633
Inventory	11,364	13,335
Investment securities	20,975	25,072
Income taxes, prepaid	-	1,549
Prepaid expenses and other current assets	3,473	2,886
Deferred tax assets	1,703	1,208
Current assets of discontinued operations	-	353
Total current assets	97,752	88,073

Property, plant and equipment - net	20,136	29,029
Other assets	165	205
Long-term assets of discontinued operations	19	19

TOTAL ASSETS	$118,072	$117,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,361	$22,504
Income taxes payable	1,356	-
Current maturities of capital leases	111	219
Current liabilities of discontinued operations	482	841
Total current liabilities	24,310	23,564

Other liabilities:
Deferred tax liabilities	2,475	4,890
Long-term liabilities of discontinued operations	22	288
Total liabilities	26,807	28,742

Stockholders' Equity:
Common stock; par value $.001 per share; 20,000 shares authorized; 12,024 and 12,014 issued at June 30, 2016 and December 31, 2015, respectively 11,848 and 11,797 outstanding June 30, 2016 and December 31, 2015, respectively	12	12
Additional paid-in capital	910	-
Accumulated other comprehensive income/(loss)	124	(62)
Retained earnings	90,219	88,634
Total stockholders' equity	91,265	88,584

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$118,072	$117,326

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share & dividend data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$71,144	$72,161	$143,489	$145,525
Cost of sales	17,919	18,994	37,070	38,588
Gross Profit	53,225	53,167	106,419	106,937

Selling, general, and administrative	48,201	44,504	95,127	91,762

Income from operations	5,024	8,663	11,292	15,175

Other income (expense)
Interest and dividend income, net	65	164	180	296
Other income (expense)	3	1	(21)	149
	68	165	159	445

Income from continuing operations before income taxes	5,092	8,828	11,451	15,620
Provision for income taxes	1,695	2,981	3,794	5,357

Income from continuing operations	3,397	5,847	7,657	10,263
Income from discontinued operations, net of tax	-	401	-	429
Net income	$3,397	$6,248	$7,657	$10,692

Basic earnings per share
Earnings per share from continuing operations	$0.29	$0.48	$0.65	$0.85
Earnings per share from discontinued operations	$-	$0.03	$-	$0.03
Earnings per share	$0.29	$0.51	$0.65	$0.88

Diluted earnings per share
Earnings per share from continuing operations	$0.29	$0.48	$0.64	$0.84
Earnings per share from discontinued operations	$-	$0.03	$-	$0.04
Earnings per share	$0.29	$0.51	$0.64	$0.88

Weighted average shares outstanding -
Basic	11,811	12,069	11,817	12,085
Diluted	11,884	12,159	11,891	12,176

Cash dividends declared per share	$0.25	$-	$0.50	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$3,397	$6,248	$7,657	$10,692
Other comprehensive income, net of tax
Change in foreign currency translation, net of tax	2	-	14	-
Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	36	(162)	107	13
Adjustment for net (gains)/losses realized and included in net income, net of tax	56	(14)	65	(101)
Total change in unrealized losses on marketable securities, net of tax	92	(176)	172	(88)

Other comprehensive income (loss)	94	(176)	186	(88)

Comprehensive income	$3,491	$6,072	$7,843	$10,604

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Six Months Ended June 30, 2016

(In thousands, except par value)

(Unaudited)

	Number of Shares Issued	Par Value $0.001 Amount	Additional Paid- In Capital	Retained Earnings	Accumulated other comprehensive income	Total
Balance, December 31, 2015	12,014	12	-	88,634	(62)	88,584

Options exercised by executives and directors	12	-	299	-	-	299
Share-based compensation	23	-	1,192	-	-	1,192
Net shares repurchased for employee taxes	(25)	-	(686)	(57)	-	(743)
Share-based compensation tax benefit	-	-	105	-	-	105
Cash dividends declared to stockholders	-	-	-	(6,015)	-	(6,015)
Net income	-	-	-	7,657	-	7,657
Other comprehensive income	-	-	-	-	186	186

Balance, June 30, 2016	12,024	12	910	90,219	124	$91,265

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$7,657	$10,692
Income from discontinued operations, net of tax	-	429
Income from continuing operations	7,657	10,263
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	2,996	3,685
Realized (gain)/loss on investment securities, net	77	(134)
Share-based compensation	1,192	1,105
Deferred income taxes	(3,027)	(505)
Impairment of fixed assets	6,083	-
(Gain)/loss on disposal of fixed assets	(88)	26
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	6	(341)
Inventory	1,971	3,311
Prepaid expenses and other current assets	(587)	(257)
Other assets	40	335
Accounts payable and accrued expenses	(229)	(596)
Income taxes	2,905	4,069
Net cash provided by operating activities- continuing operations	18,996	20,961
Net cash used in operating activities- discontinued operations	(272)	(3,123)
Net cash provided by operating activities	18,724	17,838
Cash Flow from Investing Activities:
Sale of investment securities	26,741	4,450
Purchase of investment securities	(22,432)	(4,172)
Sale of property and equipment	655	-
Purchase of property and equipment	(753)	(1,373)
Net cash provided by (used in) investing activities- continuing operations	4,211	(1,095)
Net cash provided by investing activities- discontinued operations	-	-
Net cash provided by (used in) investing activities	4,211	(1,095)
Cash Flow from Financing Activities:
Repayment of capital leases	(108)	(115)
Decrease in note receivable	-	45
Net shares repurchased for employee taxes	(743)	(875)
Options exercised by executives and directors	299	44
Excess tax benefits from share-based compensation	105	165
Purchase of treasury stock	-	(3,321)
Cash dividends paid to stockholders	(5,929)	-
Net cash used in financing activities- continuing operations	(6,376)	(4,057)
Net cash used in financing activities- discontinued operations	-	-
Net cash used in financing activities	(6,376)	(4,057)

Foreign currency impact	14	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,573	12,686
Cash and cash equivalents - beginning of the period	42,037	24,459
Cash and cash equivalents - end of period	$58,610	$37,145

Supplemental disclosure of cash flow information:
Interest paid	$5	$14
Income taxes paid	$3,661	$305
Dividends declared included in accounts payable	$3,100	$-

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

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. The accompanying condensed unaudited interim consolidated financial statements should be read in conjunction with the 2015 audited financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2015 (“2015 Form 10-K”).

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

ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, most notably requires the changes in fair value of equity investments to be recognized in net income. The pronouncement also requires the use of the exit price notion, the separate presentation of financial assets and liabilities by measurement category and form of asset, and the separate presentation in other comprehensive income of changes in fair value resulting from a change in the instrument-specific credit risk. The pronouncement is effective for fiscal years beginning after December 15, 2017. Based on the risk level of the Company’s investment portfolio, Management does not expect the provision to have a material impact on the Company’s financial statements.

ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes requires the Company to classify all deferred tax assets and deferred tax liabilities as noncurrent. The pronouncement is effective for fiscal years beginning after December 15, 2016. The provision will result in a reclassification on the condensed consolidated balance sheet but is not expected to have any other material impacts on the Company’s financial statements.

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requires the Company to recognize inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business less costs of completion, disposal, and transportation. The pronouncement is effective for fiscal years beginning after December 31, 2016. The provision is not expected to have a material impact on the Company’s financial statements.

ASU 2015-09, Revenue from Contracts with Customers (Topic 606), requires the Company to recognize revenue for the transfer of goods or services to customers for the amount the Company expects to be entitled to in exchange for those goods or services. The Company will be required to identify the contract, identify the relevant performance obligations, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize the revenue when the entity satisfies a performance obligation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2017. Management is still evaluating the effect that the provisions of ASU 2015-09 will have on the Company’s financial statements but does not expect it to have a material impact.

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

Inventories consisted of the following as of:

	June 30, 2016	December 31, 2015
Raw Materials	$3,370	$3,666
Packaging	836	788
Non-food Finished Goods	561	635
Finished Goods	7,003	8,545
Reserve for Obsolete Inventory	(406)	(299)
	$11,364	$13,335

6.	Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations	$3,397	$5,847	$7,657	$10,263
Income from discontinued operations	-	401	-	429
Net income	$3,397	$6,248	$7,657	$10,692

Denominator:
Weighted average shares of common stock outstanding	11,811	12,069	11,817	12,085
Effect of dilutive common stock equivalents	73	90	74	91

Weighted average shares of common stock outstanding	11,884	12,159	11,891	12,176

EPS:
Basic earnings per share
Earnings per share from continuing operations	$0.29	$0.48	$0.65	$0.85
Earnings per share from discontinued operations	$-	$0.03	$-	$0.03
Earnings per share	$0.29	$0.51	$0.65	$0.88

Diluted earnings per share
Earnings per share from continuing operations	$0.29	$0.48	$0.64	$0.84
Earnings per share from discontinued operations	$-	$0.03	$-	$0.04
Earnings per share	$0.29	$0.51	$0.64	$0.88

The calculation of diluted earnings per share excluded 87,986 and 54,375 antidilutive options outstanding for the three months ended June 30, 2016 and 2015, respectively, and 98,000 and 54,375 antidilutive options outstanding for the six months ended June 30, 2016 and 2015, respectively. EPS is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.

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

The following table represents cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities as of:

	June 30, 2016
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$54,388	$-	$-	$-	$54,388	$54,388	$-

Level 1:
Money Market Accounts	4,222	-	-	-	4,222	4,222	-
Government & Agency Securities	1,242	6	-	9	1,257	-	1,257
	5,464	6	-	9	5,479	4,222	1,257

Level 2:
Municipal Bonds	19,478	72	-	168	19,718	-	19,718
	19,478	72	-	168	19,718	-	19,718

Total	$79,330	$78	$-	$177	$79,585	$58,610	$20,975

	December 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$38,276	$-	$-	$-	$38,276	$38,276	$-

Level 1:
Money Market Accounts	3,761	-	-	-	3,761	3,761	-
Mutual Funds	9,654	37	(444)	-	9,247	-	9,247
Corporate Equity Securities	1,332	246	(76)	-	1,502	-	1,502
Government & Agency Securities	5,425	25	(19)	17	5,448	-	5,448
	20,172	308	(539)	17	19,958	3,761	16,197

Level 2:
Municipal Bonds	2,735	42	(3)	20	2,794	-	2,794
Corporate Bonds	6,054	22	(41)	46	6,081	-	6,081
	8,789	64	(44)	66	8,875	-	8,875

Total	$67,237	$372	$(583)	$83	$67,109	$42,037	$25,072

The Company had a realized loss of $33 thousand and a realized gain of $16 thousand for the three months ended June 30, 2016 and 2015, respectively, and a realized loss of $77 thousand and a realized gain of $134 thousand for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and 2015, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range up to 5 years for municipal bonds and for government and agency securities.

9.	Shared-based Compensation

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the price of the Company’s common stock, dividend yield and the risk-free interest rate. Options outstanding as of June 30, 2016 generally vest over a period of three years with an expiration term of ten years. The exercise price of these options ranges from $24.26 to $31.55. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each award. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company declared its first dividend in December 2015; and therefore, a dividend yield was not utilized in the Black-Scholes calculation for options granted prior to December 2015. The weighted average input assumptions used and resulting fair values were as follows:

11

2016
Expected life (in years)	6
Risk-free interest rate	1.11%
Expected volatility	42.22%
Dividend yield	3.56%

The following table summarizes the stock option activity:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	98	$28.17
Granted	50	27.99
Exercised	(12)	25.64
Forfeited	(6)	29.87
Expired	-	-
Outstanding at June 30, 2016	130	$28.22	8.70	$654
Exerciseable at June 30, 2016	49	$27.45	7.82	$283

The weighted-average grant date fair value of options granted was $7.91. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of June 30, 2016 was approximately $0.7 million and is expected to be recognized over a weighted average period of 2.0 years. The Company received $0.3 million in cash proceeds from the exercise of stock options during the three and six months ended June 30, 2016, and $44 thousand in cash proceeds from the exercise of stock options during the three and six months ended June 30, 2015.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with vesting terms up to five years after the date of grant. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	264	$26.38
Granted	15	27.68
Vested	(65)	25.14
Forfeited	(39)	26.43
Unvested at June 30, 2016	175	$26.95

The total costs of the options and restricted stock awards charged against income during the three months ended June 30, 2016 and 2015 was $668 thousand and $575 thousand, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively. The Company accrued an additional $137 thousand and $129 thousand for performance-based restricted stock awards for the three months ended June 30, 2016 and 2015, respectively, and $365 thousand and $478 thousand for the six months ended June 30, 2016 and 2015, respectively. The cost of the 2016 performance awards will depend on management’s achievement of pre-determined performance targets and the Company’s fiscal 2016 performance and will be finalized and approved at the first Board of Directors meeting in 2017. The cost recognized during the quarter is based on the performance that management expects the Company will achieve as of June 30, 2016. The total income tax benefit recognized in the consolidated statements of income for these restricted stock awards was approximately $225 thousand and $203 thousand for the three months ended June 30, 2016 and 2015, respectively and $395 thousand and $390 thousand for the six months ended June 30, 2016 and 2015. The total tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards and exercise of stock options for the three months ended June 30, 2016 and 2015 was $9 thousand and $165 thousand, respectively, and $105 thousand and $165 thousand for the six months ended June 30, 2016 and 2015, respectively. There was approximately $3.0 million of total unrecognized compensation cost related to restricted stock awards as of June 30, 2016. The cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

The following table presents sales by business unit for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Take Shape For Life	$57,411	$52,258	$114,085	$104,360
Medifast Direct	9,324	13,675	20,251	28,117
MWCC- Franchise	4,109	4,672	8,355	9,337
Medifast Wholesale	300	1,556	798	3,711
Net Revenue	$71,144	$72,161	$143,489	$145,525

11.	Discontinued Operations, Exit Activities, and Clinic Obligations

In 2014, the Company exited the corporate Medifast Weight Control center model by selling 41 company owned centers to existing franchise partners (24 centers were sold in June 2014 and the remaining 17 centers were sold in December 2014) and closing the remaining 34 corporate centers. In accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity the assets, liabilities, operating results, and cash flows of the corporate Medifast Weight Control Center business unit have been presented separately as discontinued operations in the Consolidated Financial Statements for all periods presented.

The following is a summary of the Company’s operating results for discontinued operations for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Income before income taxes from discontinued operations	$-	$649	$-	$694
Income tax provision	-	248	-	265
Income from discontinued operations, net of tax	$-	$401	$-	$429

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities included in discontinued operations as of:

June 30, 2016
ASSETS
Current assets:
Other assets	$19

Total assets	$19

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$482
Total current liabilities	482

Long-term lease obligations	22

Total liabilities	$504

The following table summarizes the exit obligations, primarily for lease obligations related to closed corporate Medifast Weight Control Centers, severance accruals, and customer refunds incurred as of June 30, 2016:

Ending accrued balance as of December 31, 2015	$1,129
Adjustments recorded during the period (1)	213
Payments during the period	(838)
Ending accrued balance as of June 30, 2016	$504

(1)- The adjustments to the accrual recorded in 2016 relate primarily to agreements reached with franchisees related to lease obligations for previously owned MWCC Corporate Centers.

These charges were recorded in the balance sheet as of June 30, 2016 as follows:

Total current liabilities of discontinued operations	$482
Total long-term liabilities of discontinued operations	22
Ending accrued balance as of June 30, 2016	$504

12.	Restructuring

During the first quarter of 2016, the Company announced the departure of three Executive Vice Presidents in an effort to re-align the senior leadership team to reflect the changing needs of the business and to provide greater emphasis on the Company’s key areas of focus, and also the resignation of the Company’s President and Chief Operating Officer. The Company incurred $1.2 million in net restructuring costs in selling, general, and administrative expense associated with the departure of these four executives. This includes a $0.2 million reversal of costs accrued in 2015 for shares of restricted stock that were granted in connection with the 2015 bonus plan and were forfeited as a result of their departure.

The following table summarizes the severance accruals incurred as of June 30, 2016, excluding the reversal of prior year stock accrual:

Ending accrued balance as of December 31, 2015	$-
Charges incurred during the period	1,343
Payments during the period	(356)
Ending accrued balance as of June 30, 2016	$987

13.	Impairment

During the second quarter of 2016, the Company incurred a $6.1 million impairment charge in connection with the abandonment of software under development for the Take Shape For Life® business unit. The decision to abandon the software, which was determined in the final stages of the quarterly close process, was the result of an in depth analysis of proven alternatives available today in the market which are a better fit for our business going forward and the cost of these alternatives when compared to the ongoing development and maintenance of the abandoned software. The impairment charge was recorded for the full value of the asset and has been included as part of selling, general, and administrative expense on the condensed consolidated statements of income.

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

Overview

Medifast, Inc. (“Medifast,” the “Company,” “we,” “us,” “our,” the “Company” or “Medifast”) is engaged in the production, distribution, and sale of weight loss, weight management, and healthy living products and other consumable health and diet products. The Company’s product lines include weight loss, weight management, and healthy living meal replacements, snacks, hydration products, sports nutrition products, and vitamins. The Company’s business units are Take Shape For Life®, Medifast Direct, Franchise Medifast Weight Control Centers (“MWCC”) and Medifast Wholesale. Product sales accounted for 97% of our revenues for the six months ended June 30, 2016 and 2015; which consists primarily of meal replacement food sales. In the three months ended June 30, 2016, total revenue decreased to $71.1 million compared to $72.2 million in the three months ended June 30, 2015, a decrease of $1.1 million or 1.5%. In the six months ended June 30, 2016, total revenue decreased to $143.5 million compared to $145.5 million in the six months ended June 30, 2015, a decrease of $2.0 million or 1.4%. The decline for the periods was driven by reduced revenues in the Medifast Direct, Medifast Wholesale, and MWCC business units, partially offset by a revenue increase in the Take Shape For Life® business unit and a price increase for the Take Shape For Life, Medifast Direct, and Medifast Wholesale business units that took effect in April 2016. These revenue changes are further described in the “Overview of Results of Operations” section.

For the six months ended June 30, 2016, the percentage of total revenue made up by each business unit was as follows:

Take Shape For Life ®	79.5%
Medifast Direct	14.1%
MWCC	5.8%
Medifast Wholesale	0.6%

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

Distribution Business Units

Take Shape For Life® – Take Shape For Life is the personal coaching division of Medifast. This coaching network consists of independent contractor health coaches (“Health Coaches”), who are trained to provide coaching and support to help clients effectively reach and sustain a healthy weight, and adopt habits for a lifetime of health utilizing the Take Shape For Life® platform. Within our Trilogy of Optimal Health, the Company offers individuals an opportunity to create sustainable health in all areas of their lives – building a healthy body, developing a healthy mind, and generating healthy finances. In addition to the encouragement and support of a Health Coach, clients of Take Shape For Life® are offered product and program information on our website, weekly support calls, and access to our registered dietitians. Customers of our Health Coaches order our products through either the Company’s website, www.tsfl.com, or our in-house call center. In addition to the full line of products and programs currently offered, Take Shape For Life also introduced an exclusive product line under the lifestyle brand OPTAVIATM in July 2016. Take Shape For Life® is a member of the Direct Selling Association (the “DSA”), a national trade association representing over 200 direct selling companies doing business in the United States, and a DSA Code of Ethics participant.

Medifast Direct – In the direct-to-consumer business unit (“Medifast Direct”), customers order Medifast products directly through the Company’s website, www.medifastnow.com, or our in-house call center. This business is driven by a multi-faceted customer acquisition and retention strategy that includes television, digital advertising, direct mail, email, public relations, word of mouth referrals, social media initiatives, and other means as deemed appropriate. The Medifast Direct division provides support through its social communities, in-house call center, and nutrition support team of registered dietitians to better serve its customers.

Franchise Medifast Weight Control Centers – MWCC offers structured programs, Medifast products, and a team of professionals to help customers achieve weight-loss and weight-management success. Counselors at each location work with members to provide nutritional and behavioral support based on the member’s personal needs. As of June 30, 2016, 57 MWCC franchise centers were in operation in Arizona, California, Louisiana, Minnesota, Maryland, Pennsylvania, Texas, and Wisconsin.

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

During the six months ended June 30, 2016, we did not make any material changes to our critical accounting policies.

Overview of Results of Operations (tabular in thousands)

	Three Months Ended June 30,
	2016	2015	$ Change	% Change

Revenue	$71,144	$72,161	$(1,017)	-1%
Cost of sales	17,919	18,994	(1,075)	-6%
Gross Profit	53,225	53,167	58	0%

Selling, general, and administrative costs	48,201	44,504	3,697	8%

Income from operations	5,024	8,663	(3,639)	-42%

Other income
Interest income, net	65	164	(99)	-60%
Other income	3	1	2	200%
	68	165	(97)	-59%

Income from continuing operations before income taxes	5,092	8,828	(3,736)	-42%
Provision for income tax expense	1,695	2,981	(1,286)	-43%

Income from continuing operations	3,397	5,847	(2,450)	-42%
Income (Loss) from discontinued operations, net of tax	-	401	(401)	-100%
Net income	$3,397	$6,248	$(2,851)	-46%

% of revenue

Gross Profit	74.8%	73.7%
Selling, general, and administrative costs	67.8%	61.7%
Income from Operations	7.1%	12.0%

	Six Months Ended June 30,
	2016	2015	$ Change	% Change

Revenue	$143,489	$145,525	$(2,036)	-1%
Cost of sales	37,070	38,588	(1,518)	-4%
Gross Profit	106,419	106,937	(518)	0%

Selling, general, and administrative costs	95,127	91,762	3,365	4%

Income from operations	11,292	15,175	(3,883)	-26%

Other income
Interest income, net	180	296	(116)	-39%
Other income	(21)	149	(170)	-114%
	159	445	(286)	-64%

Income from continuing operations before income taxes	11,451	15,620	(4,169)	-27%
Provision for income tax expense	3,794	5,357	(1,563)	-29%

Income from continuing operations	7,657	10,263	(2,606)	-25%
Income (Loss) from discontinued operations, net of tax	-	429	(429)	-100%
Net income	$7,657	$10,692	$(3,035)	-28%

% of revenue

Gross Profit	74.2%	73.5%
Selling, general, and administrative costs	66.3%	63.1%
Income from Operations	7.9%	10.4%

Revenue: Revenue decreased approximately 1.5% to approximately $71.1 million for the three months ended June 30, 2016 as compared to approximately $72.2 million for the three months ended June 30, 2015. The revenue to total advertising spend for the three months ended June 30, 2016 was 43.9-to-1 compared to 15.6-to-1 for 2015. Revenue decreased approximately 1.4% to approximately $143.5 million for the six months ended June 30, 2016 as compared to approximately $145.5 million for the six months ended June 30, 2015. The revenue to total advertising spend for the six months ended June 30, 2016 was 25.0-to-1 compared to 14.4-to-1 for 2015.

For the three months ended June 30, 2016, Take Shape For Life® revenue increased to $57.4 million compared to $52.3 million in the same period in 2015. This is the third consecutive quarter of year-over-year revenue growth for the business unit. For the six months ended June 30, 2016, Take Shape For Life® revenue increased to $114.1 million compared to $104.4 million in the same period in 2015. The increase in revenue for Take Shape For Life® was driven by an increase in the number of active Health Coaches and revenue per Health Coach, as well as the pass-through of the price increase put in place in April of 2016. The number of active Health Coaches for the three months ended June 30, 2016 increased to 12,800 compared with 11,800 during the same period for 2015, an increase of 8%. The quarterly revenue per Health Coach increased 1% to $4,479 for the three months ended June 30, 2016 compared to $4,423 for the three months ended June 30, 2015.

Medifast Direct revenue decreased 32% to $9.3 million for the three months ended June 30, 2016 compared to $13.7 million for the three months ended June 30, 2015 and decreased 28% to $20.2 million for the six months ended June 30, 2016 compared to $28.1 million for the six months ended June 30, 2015. Revenues in this business unit are driven primarily by targeted customer marketing and advertising as well as the direct response initiatives in place. Sales for the period were down in comparison to the same period for 2015 as new customer acquisition continued to be challenging, partially offset by a price increase effective April 2016. Medifast Direct advertising during the three months ended June 30, 2016 was down 61% to $1.6 million compared to $4.1 million for the three months ended June 30, 2015. Medifast Direct advertising during the six months ended June 30, 2016 was $5.7 million compared to $9.5 million for the six months ended June 30, 2015. The Company reduced advertising spending and only invested in initiatives that met distinct criteria in an effort to focus on determining the ideal media mix to optimize profitability.

MWCC revenue decreased 13%, with revenue of $4.1 million for the three months ended June 30, 2016 compared to $4.7 million for the same period of 2015 and decreased 10% with revenue of $8.4 million for the six months ended June 30, 2016 compared to $9.3 million for the same period of 2015. Fifty-seven franchise centers were in operation as of June 30, 2016 compared to 62 franchise centers as of June 30, 2015. The decrease in franchise centers over the 12 month period was the result of four centers closing. The decrease in revenue for the three and six months ended June 30, 2016 in comparison to the three and six months ended June 30, 2015 was primarily driven by fewer franchise centers in operation during the period partially offset by an increase in sales per center.

Medifast Wholesale revenue decreased $1.2 million to $0.3 million for the three months ended June 30, 2016 compared to $1.5 million for the three months ended June 30, 2015 and decreased $2.9 million to $0.8 million for the six months ended June 30, 2016 compared to $3.7 million for the six months ended June 30, 2015. The decrease for the period was due to the loss of certain accounts resulting from Medifast’s enforcement of business partner compliance distribution requirements.

Costs of Sales: Cost of sales decreased $1.1 million to $17.9 million for the three months ended June 30, 2016 compared to the same period in 2015 and decreased $1.5 million to $37.1 million for the six months ended June 30, 2016 compared to the same period in 2015. The decrease in cost of sales for the periods was primarily due to decreased sales volumes and reduced shipping costs. As a percentage of sales, gross margin increased to 74.8% from 73.7% in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and increased to 74.2% from 73.5% in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The gross margin improvements for the quarter-to-date and year-to-date were primarily driven by the price increases implemented in March 2015 and April 2016.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $48.2 million for the three months ended June 30, 2016, and increase of $3.7 million, compared to $44.5 million in the same period of 2015. As a percentage of sales, selling, general and administrative expenses increased to 67.8% for the three months ended June 30, 2016 versus 61.7% for the same period of 2015. The Company incurred a $6.1 million impairment charge in connection with the abandonment of software under development for the Take Shape For Life® business unit in the three months ended June 30, 2016 and $0.3 million in extraordinary legal and advisory expenses related to 13D filings in the three months ended June 30, 2015. The decision to abandon the software, which was determined in the final stages of the quarterly close process, was the result of an in depth analysis of proven alternatives available today in the market which are a better fit for our business going forward and the cost of these alternatives when compared to the ongoing development and maintenance of the abandoned software. Excluding those expenses, selling, general, and administrative costs would have been $42.1 million, or 59.2% as a percentage of sales, and $44.2 million, or 61.3% as a percentage of sales, for the three months ended June 30, 2016 and 2015, respectively. Take Shape For Life® commission expense, which is variable based upon product sales, increased by approximately $2.1 million for the three months ended June 30, 2016 as compared to the same period of 2015, which is in line with the sales growth of 10% Take Shape For Life® experienced compared to the same period of the prior year.

Selling, general and administrative expenses were $95.1 million for the six months ended June 30, 2016 compared to $91.8 million in the same period of 2015. As a percentage of sales, selling, general and administrative expenses increased to 66.3% versus 63.1% in the same period of 2015. The Company incurred $6.1 million in asset impairment costs and $1.2 million in restructuring costs in the six months ended June 30, 2016 and $2.1 million in extraordinary legal and advisory expenses related to 13D filings in the six months ended June 30, 2015. Excluding those expenses, selling, general, and administrative costs would have been $87.8 million, or 61.2%, and $89.7 million, or 61.6%, for the six months ended June 30, 2016 and 2015, respectively. Take Shape For Life® commission expense, which is variable based upon product sales, increased by approximately $4.2 million for the six months ended June 30, 2016 as compared to the same period of 2015, which is in line with the sales growth of 9% Take Shape For Life® experienced compared to the prior year.

Salaries and benefits decreased by approximately $0.7 million and $0.2 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decrease in expenses for the three months ended June 30, 2016, was primarily driven by savings recognized as a result of the restructuring that took place during the first quarter of 2016. The Company announced the departure of three Executive Vice Presidents in an effort to re-align the Senior Leadership Team to reflect the changing needs of the business and to provide greater emphasis on the Company’s key areas of focus, and also the resignation of the President and Chief Operating Officer. The Company incurred $1.2 million in net restructuring costs in Selling, general, and administrative expense associated with the separation agreements for these four executives. This includes a $0.2 million reversal of costs accrued in 2015 for deferred shares that were granted in connection with the 2015 bonus plan and were forfeited as a result of their departure. All expenses are expected to be paid within 12 months and the Company estimates that it will recognize $2.2 million in future annual savings as a result of the restructuring.

The following table summarizes the severance accruals incurred as of June 30, 2016, excluding the reversal of prior year stock accrual:

Ending accrued balance as of December 31, 2015	$-
Charges incurred during the period	1,343
Payments during the period	(356)
Ending accrued balance as of June 30, 2016	$987

Sales and marketing expense decreased by $2.9 million and $4.0 million in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The $2.9 million decrease for the three months ended June 30, 2016 compared to 2015 was primarily driven by reduced advertising spend, particularly for Medifast Direct. It was also impacted by increases in research and development costs and reduced spending in Take Shape For Life® based on a key event occurring earlier in the year in 2016 than in 2015. The $4.0 million decrease for the six months ended June 30, 2016 compared to 2015 was primarily driven by reduced advertising spending, reduced production costs associated with the Company’s 2016 television commercial as compared to 2015 production costs, and was partially offset by increases in research and development costs.

General expenses decreased $0.4 million and $2.1 for the three and six months ended June 30, 2016, respectively, in comparison to the same periods in 2015. The decrease in expense was primarily driven by $0.3 million and $2.1 in extraordinary expenses resulting from 13D filings incurred during the three and six months ended June 30, 2015, respectively. The Company reached a settlement agreement with Engaged Capital, LLC., a stockholder of the Company, during the first quarter of 2015 and additional expenses have not been incurred. The significant decrease in legal fees was partially offset by an increase in consulting expenses. Other expenses increased by $5.6 million and $5.5 million for the three and six months ended June 30, 2016, respectively. The significant increase for both periods was driven by the $6.1 million impairment for the abandonment of the Take Shape For Life® software that was under development. This was partially offset by a decrease in depreciation expense for the periods.

Income taxes: In the three months ended June 30, 2016, the Company recorded $1.7 million in income tax expense, an effective rate of 33.3%, compared to $3.0 million in income tax expense, an effective rate of 33.8%, in the three months ended June 30, 2015. In the six months ended June 30, 2016, the Company recorded $3.8 million in income tax expense, an effective rate of 33.1%, compared to $5.4 million in income tax expense, an effective rate of 34.3%, in the six months ended June 30, 2015. The decrease in the effective tax rate for the three and six months ended June 30, 2016 in comparison to the three and six months ended June 30, 2015 was due to the increase in the domestic manufacturing deduction and a change in the tax law making certain research and development credits permanent. The Company anticipates a full year tax rate of approximately 33-34% in 2016.

Income from continuing operations: Income from continuing operations was $3.4 million for the three months ended June 30, 2016 compared to $5.8 million for the three months ended June 30, 2015, a decrease of $2.4 million. Pre-tax profit as a percent of sales decreased to 7.2% in the three months ended June 30, 2016 compared to 12.2% in the three months ended June 30, 2015. Excluding the asset impairment and extraordinary legal expenses, income from continuing operations for the three months ended June 30, 2016 and 2015 would have been $7.5 million, or $0.63 per diluted share, and $6.0 million, or $0.50 per diluted share, respectively. Income from continuing operations was $7.7 million for the six months ended June 30, 2016 compared to $10.3 million for the six months ended June 30, 2015, a decrease of $2.6 million. Pre-tax profit as a percent of sales decreased to 8.0% in the six months ended June 30, 2016 compared to 10.7% in the six months ended June 30, 2015. Excluding the asset impairment, restructuring charges, and extraordinary legal expenses, income from continuing operations for the six months ended June 30, 2016 and 2015 would have been, $12.5 million, or $1.05 per diluted share, and $11.6 million, or $0.96 per diluted share, respectively.

Income from discontinued operations: In 2014, the Company exited the MWCC corporate center model with the sale of 41 centers to existing franchise partners and the closure of the remaining 34 corporate centers. The Company had negligible income from discontinued operations for the three and six months ended June 30, 2016 and 2015.

Net income: Net income was $3.4 million and $7.7 million for the three and six months ended June 30, 2016 compared to $6.2 million and $10.7 million for the three and six months ended June 30, 2015. The year-over-year changes were driven by the factors described above in the explanations from continuing operations and income from discontinued operations.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with GAAP, the Company provides certain non-GAAP financial measures. For the three months ended June 30, 2016 and 2015, the Company’s non-GAAP financial measures of adjusted net income and adjusted diluted earnings per share exclude the impairment of the fixed asset incurred in the three months ended June 30, 2016 and the extraordinary legal and advisory expenses incurred in the three months ended June 30, 2015 in connection with the Schedule 13D filings. For the six months ended June 30, 2016 and 2015, the Company’s non-GAAP financial measures of adjusted net income and adjusted diluted earnings per share also exclude the restructuring charges the Company incurred in the first quarter of 2016. These non-GAAP measures are being provided as pro-forma statements to provide information regarding expected future performance. The departed executives included in the restructuring were employed in 2015; and therefore, the 2016 results excluding these charges are not comparative to the 2015 results.

The reconciliations of these non-GAAP financial measures are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Selling, general, and administrative	$48,201	$44,504	$95,127	$91,762
Adjustments
Impairment of assets	6,083	-	6,083	-
Restructuring charges	-	-	1,166	-
Legal expenses- 13D	-	266	-	2,110
Adjusted selling, general, and administrative	$42,118	$44,238	$87,878	$89,652

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Income from operations	$5,024	$8,663	$11,292	$15,175
Adjustments
Impairment of assets	6,083	-	6,083	-
Restructuring charges	-	-	1,166	-
Legal expenses- 13D	-	266	-	2,110
Adjusted income from operations	$11,107	$8,929	$18,541	$17,285

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Income from continuing operations	$3,397	$5,847	$7,657	$10,263
Adjustments (1)
Impairment of assets	4,058	-	4,067	-
Restructuring charges	-	-	780	-
Legal expenses- 13D	-	176	-	1,386
Adjusted income from continuing operations	$7,455	$6,023	$12,504	$11,649
Loss on discontinued operations, net of tax	-	401	-	429
Adjusted net income	$7,455	$6,424	$12,504	$12,078

Diluted earnings per share from continuing operations (2)	$0.29	$0.48	$0.64	$0.84
Impact for adjustments (2)	0.34	0.02	0.41	0.12
Adjusted diluted earnings per share from continuing operations (2)	$0.63	$0.50	1.05	$0.96
Diluted loss per share from discontinued operations (2)	$-	$0.03	$-	$0.04
Adjusted diluted earnings per share (2)	$0.63	$0.53	$1.05	$1.00

(1) The tax effected impact of adjustments is calculated utilizing the effective tax rate for the period presented, which may differ for quarterly and year-to-date periods.

(2) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Excluding the impact of the $6.1 million impairment charge, adjusted selling, general, and administrative expenses was $42.1 million for the three months ended June 30, 2016. Excluding the impact of the $0.3 million extraordinary legal expenses incurred in connection with the Schedule 13D filings, adjusted selling, general, and administrative expenses was $44.2 million for the three months ended June 30, 2015. Excluding the impact of the $6.1 million impairment charge and $1.2 million restructuring charges, adjusted selling, general, and administrative expenses was $87.9 million for the six months ended June 30, 2016. Excluding the impact of the $2.1 million extraordinary legal expenses incurred in connection with the Schedule 13D filings, adjusted selling, general, and administrative expenses was $89.7 million for the six months ended June 30, 2015. Adjusted income from operations was $11.1 million and $8.9 million for the three months ended June 30, 2016 and 2015, respectively. Adjusted income from operations was $18.5 million and $17.3 million for the six months ended June 30, 2016 and 2015, respectively. Adjusted income from continuing operations for the three and six months ended June 30, 2016 was $7.5 million, or $0.63 per share, and $12.5 million, or $1.05 per share, respectively, compared to $6.0 million, or $0.50 per share, and $11.6 million, or $0.96 per share, for the three and six months ended June 30, 2015, respectively.

Liquidity and Capital Resources

The Company had stockholders’ equity of $91.3 million and working capital of $73.4 million at June 30, 2016 compared with $88.6 million and $64.5 million at December 31, 2015, respectively. The $2.7 million net increase in stockholder’s equity reflects $7.7 million in 2016 net income offset by $6.0 million used to declare dividends to stockholders as well as other equity transactions as outlined in the “Condensed Consolidated Statement of Changes in Stockholders’ Equity” included in our consolidated financial statements. The dividend of $0.25 per share to the Company’s common stockholders was declared on June 15, 2016 and will be paid in the third quarter of 2016. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the declaration and payment of dividends. The Company’s cash and cash equivalents position increased from $42.0 million at December 31, 2015 to $58.6 million at June 30, 2016.

In the six months ended June 30, 2016 the Company generated cash flow of $19.0 million from continuing operations, partially attributable to $7.7 million in income from continuing operations. Cash provided by operating activities of $15.3 million primarily includes asset impairment of $6.1 million, depreciation and amortization of $3.0 million, a $2.9 million decrease in prepaid income taxes, a $2.0 million decrease in inventory, and share-based compensation of $1.2 million. This was offset by cash used by operating activities of deferred income taxes of $3.0 million, a $0.6 million increase in prepaid expenses and other current assets, and a $0.2 million decrease in accounts payable and accrued expenses.

Net cash used in operating activities from discontinued operations was $0.3 million including a $0.6 million decrease in accounts payable and accrued expenses and $0.4 million decrease in accounts receivable.

In the six months ended June 30, 2016, net cash provided by investing activities from continuing operations was $4.2 million, driven by $26.7 million of cash generated by the sale of investment securities and $0.7 million proceeds from the sale of property and equipment. This was offset by $23.2 million in cash used by investing activities, consisting of $22.4 million for the purchase of investment securities and $0.8 million for the purchase of property and equipment.

In the six months ended June 30, 2016, financing activities from continuing operations used $6.4 million in cash. The Company used $5.9 for cash dividends paid to stockholders, $0.7 million to repurchase shares of the Company’s common stock to cover employee taxes, and $0.1 million to repay capital leases. Options exercised by executives and directors provided $0.3 million in cash and the Company realized a $0.1 million cash benefit for excess tax benefits from share-based compensation. As of June 30, 2016, there are 847,567 shares of the Company’s common stock eligible for repurchase under the repurchase authorization dated September 16, 2014.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, U.S. money market securities, and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at June 30, 2016, it estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2015.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective of the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

Medifast Franchise Systems, Inc. v. Team Wellness, Inc., et al.

Medifast Franchise Systems, Inc. v. Team Wellness, Inc., et al. (case No. 14-03668 (D. Md.)) arose out of a number of Franchise and Development Agreements with Team Wellness, Inc. and Team Wellness Louisiana, LLC for the operation of Medifast Centers in the States of Alabama, Tennessee, and Louisiana. The primary owner and representative of the Team Wellness companies personally guaranteed the companies’ obligations.

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

When the companies and the primary guarantor failed to pay the monies owed or comply with their post-termination obligations, Medifast filed a lawsuit on November 21, 2014 against the primary guarantor and the companies in the United States District Court for the District of Maryland (Medifast Franchise Systems, Inc. v. Team Wellness, Inc., et al., No. 14-03668 (D. Md.)) for breach of contract (nonpayment) and fraud (relating to Medifast’s allegation that Team Wellness LLC and its guarantor failed to disclose that RMS Management LLC was an owner of Team Wellness Louisiana LLC). The complaint seeks damages, enforcement of the termination of the Franchise and Development Agreements, and an injunction ordering the defendants to comply with their post-termination obligations under the Franchise and Development Agreements. Medifast moved for a default judgment against the companies after they failed to answer the complaint. The court granted the motion on June 24, 2015. The Court’s Order requires the companies to pay $2,100,927.53 million to Medifast, which includes the following: outstanding royalties and receivables on food purchases in the amount of $141,239.89, reimbursement for loan payments in the amount of $1,892,834.44, and interest and fees on those loan payments in the amount of $66,853.20. In addition, the court awarded Medifast its attorneys’ fees and costs in the amount of $45,231.05. The Court’s Order also requires the companies to abide by their post-termination obligations under the Franchise Agreements, including that they cease using Medifast’s confidential information. On April 21, 2016, the court granted Medifast’s motion for summary judgment against the guarantor for nonpayment and fraud – the remaining counts in the complaint.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30, 2016	1,334	$30.03	-	847,567
May 1 - May 31, 2016	-	$-	-	847,567
June 1 - June 30, 2016	-	$-	-	847,567

(1)	1,334 shares of common stock were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

(2)	At the outset of the quarter ended June 30, 2016, there were 847,567 shares of the Company’s common stock eligible for repurchase under the repurchase authorization dated September 16, 2014.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 filed August 9, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ MICHAEL C. MACDONALD	August 9, 2016
Michael C. MacDonald
Chief Executive Officer
(principal executive officer )

BY:	/S/ TIMOTHY G. ROBINSON	August 9, 2016
Timothy G. Robinson
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 filed August 9, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements (filed herewith).

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

