Form 10-Q
period 2016-09-30
MEDIFAST INC
filed 2016-11-09
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

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

The number of shares of the registrant’s common stock outstanding at November 1, 2016 was 11,848,360.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$57,120	$42,037
Accounts receivable-net of allowance for sales returns and doubtful accounts of $458 and $417	1,131	1,633
Inventory	15,015	13,335
Investment securities	24,936	25,072
Income taxes, prepaid	-	1,549
Prepaid expenses and other current assets	3,027	2,886
Deferred tax assets	1,941	1,208
Current assets of discontinued operations	-	353
Total current assets	103,170	88,073

Property, plant and equipment - net	20,111	29,029
Other assets	162	205
Long-term assets of discontinued operations	15	19

TOTAL ASSETS	$123,458	$117,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$24,418	$22,504
Income taxes payable	1,244	-
Current maturities of capital leases	56	219
Current liabilities of discontinued operations	294	841
Total current liabilities	26,012	23,564

Other liabilities:
Deferred tax liabilities	2,510	4,890
Long-term liabilities of discontinued operations	7	288
Total liabilities	28,529	28,742

Stockholders' Equity:
Common stock; par value $.001 per share; 20,000 shares authorized; 12,025 and 12,014 issued at September 30, 2016 and December 31, 2015, respectively 11,848 and 11,797 outstanding at September 30, 2016 and December 31, 2015, respectively	12	12
Additional paid-in capital	1,588	-
Accumulated other comprehensive income/(loss)	69	(62)
Retained earnings	93,260	88,634
Total stockholders' equity	94,929	88,584

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$123,458	$117,326

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share & dividend data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$68,578	$65,936	$212,067	$211,461
Cost of sales	16,415	16,776	53,485	55,364
Gross Profit	52,163	49,160	158,582	156,097

Selling, general, and administrative	43,210	41,185	138,337	132,947

Income from operations	8,953	7,975	20,245	23,150

Other income (expense)
Interest and dividend income, net	60	154	240	450
Other income (expense)	(2)	(20)	(23)	129
	58	134	217	579

Income from continuing operations before income taxes	9,011	8,109	20,462	23,729
Provision for income taxes	2,946	2,707	6,740	8,064

Income from continuing operations	6,065	5,402	13,722	15,665
Income from discontinued operations, net of tax	-	104	-	533
Net income	$6,065	$5,506	$13,722	$16,198

Basic earnings per share
Earnings per share from continuing operations	$0.51	$0.45	$1.16	$1.30
Earnings per share from discontinued operations	$-	$0.01	$-	$0.05
Earnings per share	$0.51	$0.46	$1.16	$1.35

Diluted earnings per share
Earnings per share from continuing operations	$0.51	$0.45	$1.15	$1.29
Earnings per share from discontinued operations	$-	$0.01	$-	$0.05
Earnings per share	$0.51	$0.46	$1.15	$1.34

Weighted average shares outstanding -
Basic	11,848	11,923	11,839	12,028
Diluted	11,948	12,020	11,925	12,122

Cash dividends declared per share	$0.25	$-	$0.75	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$6,065	$5,506	$13,722	$16,198
Other comprehensive income, net of tax
Change in foreign currency translation, net of tax	(3)	-	11	-
Change in unrealized gains/losses on marketable securities:
Change in fair value of marketable securities, net of tax	(52)	(294)	55	(282)
Adjustment for net (gains)/losses realized and included in net income, net of tax	-	(9)	65	(109)
Total change in unrealized losses on marketable securities, net of tax	(52)	(303)	120	(391)

Other comprehensive income/(loss)	(55)	(303)	131	(391)

Comprehensive income	$6,010	$5,203	$13,853	$15,807

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Nine Months Ended September 30, 2016

(In thousands, except par value)

(Unaudited)

	Number of Shares Issued	Par Value $0.001 Amount	Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive income	Total
Balance, December 31, 2015	12,014	12	-	88,634	(62)	88,584

Options exercised by executives and directors	12	-	299	-	-	299
Share-based compensation	24	-	1,870	-	-	1,870
Net shares repurchased for employee taxes	(25)	-	(686)	(57)	-	(743)
Share-based compensation tax benefit	-	-	105	-	-	105
Cash dividends declared to stockholders	-	-	-	(9,039)	-	(9,039)
Net income	-	-	-	13,722	-	13,722
Other comprehensive income	-	-	-	-	131	131

Balance, September 30, 2016	12,025	12	1,588	93,260	69	$94,929

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$13,722	$16,198
Income from discontinued operations, net of tax	-	533
Income from continuing operations	13,722	15,665
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	4,211	5,425
Realized (gain)/loss on investment securities, net	174	(117)
Share-based compensation	1,870	1,707
Deferred income taxes	(3,194)	163
Impairment of fixed assets	6,083	-
(Gain)/loss on disposal of fixed assets	(13)	59
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	502	(219)
Inventory	(1,680)	3,965
Prepaid expenses and other current assets	(141)	1,158
Other assets	43	334
Accounts payable and accrued expenses	1,766	(1,676)
Income taxes	2,793	4,358
Net cash provided by operating activities- continuing operations	26,136	30,822
Net cash used in operating activities- discontinued operations	(471)	(3,525)
Net cash provided by operating activities	25,665	27,297
Cash Flow from Investing Activities:
Sale of investment securities	26,741	7,135
Purchase of investment securities	(26,578)	(6,987)
Sale of property and equipment	676	-
Purchase of property and equipment	(2,039)	(1,605)
Net cash used in investing activities- continuing operations	(1,200)	(1,457)
Net cash used in investing activities- discontinued operations	-	-
Net cash used in investing activities	(1,200)	(1,457)
Cash Flow from Financing Activities:
Repayment of capital leases	(163)	(173)
Decrease in note receivable	-	45
Net shares repurchased for employee taxes	(743)	(875)
Options exercised by executives and directors	299	44
Excess tax benefits from share-based compensation	105	170
Purchase of treasury stock	-	(10,516)
Cash dividends paid to stockholders	(8,891)	-
Net cash used in financing activities- continuing operations	(9,393)	(11,305)
Net cash used in financing activities- discontinued operations	-	-
Net cash used in financing activities	(9,393)	(11,305)

Foreign currency impact	11	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	15,083	14,535
Cash and cash equivalents - beginning of the period	42,037	24,459
Cash and cash equivalents - end of period	$57,120	$38,994

Supplemental disclosure of cash flow information:
Interest paid	$6	$18
Income taxes paid	$7,160	$1,805
Dividends declared included in accounts payable	$3,162	$-

The accompanying notes are an integral part of these consolidated financial statements.

Medifast, Inc. and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Tabular in thousands, except per share data)

General

1. Basis of Presentation

The condensed unaudited interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for annual fiscal reporting periods. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading. The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2016. The accompanying condensed unaudited interim consolidated financial statements should be read in conjunction with the 2015 audited financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2015 (“2015 Form 10-K”).

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

ASU 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payable Accounting allows for the simplification of accounting for stock compensation in relation to income taxes, classification of awards as equity or liabilities and classification on the statement of cash flows. The pronouncement is effective for fiscal years beginning after December 15, 2016. The pronouncement is not expected to have a material impact on the Company’s financial statements.

ASU 2016-02, Leases (Topic 842) requires the rights and obligations of all leased assets with a term greater than 12 months to be presented on the balance sheet. The pronouncement is effective for fiscal years beginning after December 15, 2018. Management is currently evaluating the effect that the pronouncements of ASU 2016-02 will have on the Company’s financial statements.

ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, most notably requires the changes in fair value of equity investments to be recognized in net income. The pronouncement also requires the use of the exit price notion, the separate presentation of financial assets and liabilities by measurement category and form of asset, and the separate presentation in other comprehensive income of changes in fair value resulting from a change in the instrument-specific credit risk. The pronouncement is effective for fiscal years beginning after December 15, 2017. Based on the risk level of the Company’s investment portfolio, Management does not expect the pronouncement to have a material impact on the Company’s financial statements.

ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes requires the Company to classify all deferred tax assets and deferred tax liabilities as noncurrent. The pronouncement is effective for fiscal years beginning after December 15, 2016. The pronouncement will result in a reclassification on the condensed consolidated balance sheet but is not expected to have any other material impacts on the Company’s financial statements.

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requires the Company to recognize inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business less costs of completion, disposal, and transportation. The pronouncement is effective for fiscal years beginning after December 31, 2016. The pronouncement is not expected to have a material impact on the Company’s financial statements.

ASU 2015-09, Revenue from Contracts with Customers (Topic 606), requires the Company to recognize revenue for the transfer of goods or services to customers for the amount the Company expects to be entitled to in exchange for those goods or services. The Company will be required to identify the contract, identify the relevant performance obligations, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize the revenue when the entity satisfies a performance obligation. The pronouncements of this ASU are effective for interim and annual periods beginning after December 15, 2017. Management is still evaluating the effect that the pronouncements of ASU 2015-09 will have on the Company’s financial statements but does not expect it to have a material impact.

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

Inventories consisted of the following as of:

	September 30, 2016	December 31, 2015
Raw Materials	$4,922	$3,666
Packaging	933	788
Non-food Finished Goods	670	635
Finished Goods	8,976	8,545
Reserve for Obsolete Inventory	(486)	(299)
	$15,015	$13,335

6. Earnings per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations	$6,065	$5,402	$13,722	$15,665
Income from discontinued operations	-	104	-	533
Net income	$6,065	$5,506	$13,722	$16,198

Denominator:
Weighted average shares of common stock outstanding	11,848	11,923	11,839	12,028
Effect of dilutive common stock equivalents	100	97	86	94

Weighted average shares of common stock outstanding	11,948	12,020	11,925	12,122

EPS:
Basic earnings per share
Earnings per share from continuing operations	$0.51	$0.45	$1.16	$1.30
Earnings per share from discontinued operations	$-	$0.01	$-	$0.05
Earnings per share	$0.51	$0.46	$1.16	$1.35

Diluted earnings per share
Earnings per share from continuing operations	$0.51	$0.45	$1.15	$1.29
Earnings per share from discontinued operations	$-	$0.01	$-	$0.05
Earnings per share	$0.51	$0.46	$1.15	$1.34

The calculation of diluted earnings per share excluded 10,000 and 69,375 antidilutive options outstanding for the three months ended September 30, 2016 and 2015, respectively, and 87,500 and 74,373 antidilutive options outstanding for the nine months ended September 30, 2016 and 2015, respectively. EPS is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.

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

The following table represents cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities as of:

	September 30, 2016
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$56,886	$-	$-	$-	$56,886	$56,886	$-

Level 1:
Money Market Accounts	234	-	-	-	234	234	-
Government & Agency Securities	2,661	2	(2)	4	2,665	-	2,665
	2,895	2	(2)	4	2,899	234	2,665

Level 2:
Municipal Bonds	22,025	17	(28)	257	22,271	-	22,271
	22,025	17	(28)	257	22,271	-	22,271

Total	$81,806	$19	$(30)	$261	$82,056	$57,120	$24,936

	December 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$38,276	$-	$-	$-	$38,276	$38,276	$-

Level 1:
Money Market Accounts	3,761	-	-	-	3,761	3,761	-
Mutual Funds	9,654	37	(444)	-	9,247	-	9,247
Corporate Equity Securities	1,332	246	(76)	-	1,502	-	1,502
Government & Agency Securities	5,425	25	(19)	17	5,448	-	5,448
	20,172	308	(539)	17	19,958	3,761	16,197

Level 2:
Municipal Bonds	2,735	42	(3)	20	2,794	-	2,794
Corporate Bonds	6,054	22	(41)	46	6,081	-	6,081
	8,789	64	(44)	66	8,875	-	8,875

Total	$67,237	$372	$(583)	$83	$67,109	$42,037	$25,072

The Company had a realized loss of $97 thousand and $17 thousand for the three months ended September 30, 2016 and 2015, respectively, and a realized loss of $174 thousand and a realized gain of $117 thousand for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and 2015, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range up to 5 years for municipal bonds and for government and agency securities.

9. Shared-based Compensation

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the price of the Company’s common stock, dividend yield and the risk-free interest rate. Options outstanding as of September 30, 2016 generally vest over a period of three years with an expiration term of ten years. The exercise price of these options ranges from $24.26 to $31.55. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each award. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company declared its first dividend in December 2015; and therefore, a dividend yield was not utilized in the Black-Scholes calculation for options granted prior to December 2015. The weighted average input assumptions used and resulting fair values were as follows:

2016
Expected life (in years)	6
Risk-free interest rate	1.11%
Expected volatility	42.22%
Dividend yield	3.56%

The following table summarizes the stock option activity:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	98	$28.17
Granted	50	27.99
Exercised	(12)	25.64
Forfeited	(6)	29.87
Expired	-	-
Outstanding at September 30, 2016	130	$28.22	8.45	$1,239
Exercisable at September 30, 2016	49	$27.45	7.56	$503

The weighted-average grant date fair value of options granted as of September 30, 2016 was $7.91. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of September 30, 2016 was approximately $0.6 million and is expected to be recognized over a weighted average period of 1.8 years. No cash proceeds from the exercise of stock options were received during the three months ended September 30, 2016 and 2015. The Company received $0.3 million and $44 thousand in cash proceeds from the exercise of stock options during the nine months ended September 30, 2016 and 2015.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with vesting terms up to five years after the date of grant. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	264	$26.38
Granted	17	28.35
Vested	(65)	25.14
Forfeited	(39)	26.43
Unvested at September 30, 2016	177	$27.02

The total costs of the options and restricted stock awards charged against income during the three months ended September 30, 2016 and 2015 were $678 thousand and $602 thousand, respectively, and $1.9 million and $1.7 million for the nine months ended September 30, 2016 and 2015, respectively. The Company accrued an additional $248 thousand and $156 thousand for performance-based restricted stock awards for the three months ended September 30, 2016 and 2015, respectively, and $613 thousand and $634 thousand for the nine months ended September 30, 2016 and 2015, respectively. The cost of the 2016 performance awards will depend on management’s achievement of pre-determined performance targets and the Company’s fiscal 2016 performance and will be finalized and approved at the first Board of Directors meeting in 2017. The cost recognized during the three months ended September 30, 2016 is based on the performance that management expects the Company will achieve as of September 30, 2016. The total income tax benefit recognized in the consolidated statements of income for restricted stock awards was approximately $228 thousand and $212 thousand for the three months ended September 30, 2016 and 2015, respectively and $622 thousand and $602 thousand for the nine months ended September 30, 2016 and 2015. The total tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards and exercise of stock options for the three months ended September 30, 2015 was $5 thousand, and $105 thousand and $170 thousand for the nine months ended September 30, 2016 and 2015, respectively. No tax benefit was recognized in additional paid-in capital upon vesting of restricted stock awards and exercise of stock options for the three months ended September 30, 2016. There was approximately $2.5 million of total unrecognized compensation cost related to restricted stock awards as of September 30, 2016. The cost is expected to be recognized over a weighted-average period of approximately 1.8 years, respectively.

On October 3, 2016, the Company granted an award for an additional 16,061 of time-based restricted shares and 210,000 deferred shares that vest based on certain market and performance conditions to an executive. The cost of the award is $2.6 million and will be recognized through December 2019.

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

The following table presents sales by business unit for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Take Shape For Life	$56,509	$49,883	$170,594	$154,243
Medifast Direct	8,104	11,271	28,355	39,388
MWCC- Franchise	3,692	4,011	12,047	13,348
Medifast Wholesale	273	771	1,071	4,482
Revenue	$68,578	$65,936	$212,067	$211,461

11. Discontinued Operations, Exit Activities, and Clinic Obligations

In 2014, the Company exited the Medifast Weight Control corporate center model by selling 41 company owned centers to existing franchise partners (24 centers were sold in June 2014 and the remaining 17 centers were sold in December 2014) and closure of the remaining 34 corporate centers. In accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity the assets, liabilities, operating results, and cash flows of the corporate Medifast Weight Control Center business unit have been presented separately as discontinued operations in the Consolidated Financial Statements for all periods presented.

The following is a summary of the Company’s operating results for discontinued operations for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Income before income taxes from discontinued operations	$-	$140	$-	$834
Income tax provision	-	36	-	301
Income from discontinued operations, net of tax	$-	$104	$-	$533

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities included in discontinued operations as of:

September 30, 2016
ASSETS
Current assets:
Other assets	$15

Total assets	$15

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$294
Total current liabilities	294

Long-term lease obligations	7

Total liabilities	$301

The following table summarizes the exit obligations, primarily for lease obligations related to closed corporate Medifast Weight Control Centers, severance accruals, and customer refunds incurred as of September 30, 2016:

Ending accrued balance as of December 31, 2015	$1,129
Adjustments recorded during the period (1)	192
Payments during the period	(1,020)
Ending accrued balance as of September 30, 2016	$301

(1)- The adjustments to the accrual recorded in 2016 relate primarily to agreements reached with franchisees related to lease obligations for previously owned MWCC Corporate Centers.

These charges were recorded in the balance sheet as of September 30, 2016 as follows:

Total current liabilities of discontinued operations	$294
Total long-term liabilities of discontinued operations	7
Ending accrued balance as of September 30, 2016	$301

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

The following table summarizes the severance accruals incurred as of September 30, 2016, excluding the reversal of prior year stock accrual:

Ending accrued balance as of December 31, 2015	$-
Charges incurred during the period	1,343
Payments during the period	(698)
Ending accrued balance as of September 30, 2016	$645

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

FORWARD LOOKING STATEMENTS

Special Note Regarding Forward-Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to future operating results- are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in the 2015 Form 10-K, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview

Medifast, Inc. (“Medifast,” the “Company,” “we,” “us,” or “our,”) is engaged in the production, distribution, and sale of weight loss, weight management, and healthy living products and other consumable health and diet products. The Company’s product lines include weight loss, weight management, and healthy living meal replacements, snacks, hydration products, sports nutrition products, and vitamins. The Company’s business units are Take Shape For Life®, Medifast Direct, Franchise Medifast Weight Control Centers (“MWCC”) and Medifast Wholesale. Product sales accounted for 97% of our revenues for the nine months ended September 30, 2016 and 2015; which consists primarily of meal replacement food sales. In the three months ended September 30, 2016, total revenue increased to $68.6 million compared to $65.9 million in the three months ended September 30, 2015, an increase of $2.7 million or 4.1%. In the nine months ended September 30, 2016, total revenue increased to $212.1 million compared to $211.5 million in the nine months ended September 30, 2015, an increase of $0.6 million or 0.3%. The increase for the periods was driven by a revenue increase in the Take Shape For Life® business unit, which was the result of a price increase for the Take Shape For Life business unit which became effective in April 2016, and an increase in the number of active Health Coaches and revenue per Health Coach. The improvements were partially offset by reduced revenues in the Medifast Direct, Medifast Wholesale, and MWCC business units for the quarter as well as year to date, despite price increases in the Medifast Direct and Medifast Wholesale business units, which became effective in April 2016. These revenue changes are further described in the “Overview of Results of Operations” section.

For the nine months ended September 30, 2016, the percentage of total revenue made up by each business unit was as follows:

Take Shape For Life ®	80.4%
Medifast Direct	13.4%
MWCC	5.7%
Medifast Wholesale	0.5%

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

Distribution Business Units

Take Shape For Life® – Take Shape For Life is the personal coaching division of Medifast. This coaching network consists of independent contractor health coaches (“Health Coaches”), who are trained to provide coaching and support to help clients effectively reach and sustain a healthy weight, and adopt habits for a lifetime of health utilizing the Take Shape For Life® platform. Within our Trilogy of Optimal Health, the Company offers individuals an opportunity to create sustainable health in all areas of their lives – building a healthy body, developing a healthy mind, and generating healthy finances. In addition to the encouragement and support of a Health Coach, clients of Take Shape For Life® are offered online product and program information, tools and support, and access to our registered dietitians. Clients of our Health Coaches order our products through either the Company’s or their Health Coach’s replicated website or our in-house call center. In addition to the full line of products and programs currently offered, Take Shape For Life also introduced an exclusive product line under the lifestyle brand OPTAVIATM in July 2016. Take Shape For Life® is a member of the Direct Selling Association (the “DSA”), a national trade association representing over 200 direct selling companies doing business in the United States, and is a DSA Code of Ethics participant.

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

Franchise Medifast Weight Control Centers – MWCC offers structured programs, Medifast products, and a team of professionals to help customers achieve weight-loss and weight-management success. Counselors at each location work with members to provide nutritional and behavioral support based on the member’s personal needs. As of September 30, 2016, 55 MWCC franchise centers were in operation in Arizona, California, Louisiana, Minnesota, Maryland, Texas, and Wisconsin and one authorized reseller location in Pennsylvania.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in the 2015 Form 10-K.

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

During the nine months ended September 30, 2016, we did not make any material changes to our critical accounting policies.

Overview of Results of Operations (tabular in thousands)

	Three Months Ended September 30,
	2016	2015	$ Change	% Change

Revenue	$68,578	$65,936	$2,642	4%
Cost of sales	16,415	16,776	(361)	-2%
Gross Profit	52,163	49,160	3,003	6%

Selling, general, and administrative costs	43,210	41,185	2,025	5%

Income from operations	8,953	7,975	978	12%

Other income
Interest income, net	60	154	(94)	-61%
Other income	(2)	(20)	18	-90%
	58	134	(76)	-57%

Income from continuing operations before income taxes	9,011	8,109	902	11%
Provision for income tax expense	2,946	2,707	239	9%

Income from continuing operations	6,065	5,402	663	12%
Income (Loss) from discontinued operations, net of tax	-	104	(104)	-100%
Net income	$6,065	$5,506	$559	10%

% of revenue

Gross Profit	76.1%	74.6%
Selling, general, and administrative costs	63.0%	62.5%
Income from Operations	13.1%	12.1%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change

Revenue	$212,067	$211,461	$606	0%
Cost of sales	53,485	55,364	(1,879)	-3%
Gross Profit	158,582	156,097	2,485	2%

Selling, general, and administrative costs	138,337	132,947	5,390	4%

Income from operations	20,245	23,150	(2,905)	-13%

Other income
Interest income, net	240	450	(210)	-47%
Other income	(23)	129	(152)	-118%
	217	579	(362)	-63%

Income from continuing operations before income taxes	20,462	23,729	(3,267)	-14%
Provision for income tax expense	6,740	8,064	(1,324)	-16%

Income from continuing operations	13,722	15,665	(1,943)	-12%
Income (Loss) from discontinued operations, net of tax	-	533	(533)	-100%
Net income	$13,722	$16,198	$(2,476)	-15%

% of revenue

Gross Profit	74.8%	73.8%
Selling, general, and administrative costs	65.2%	62.9%
Income from Operations	9.5%	10.9%

Revenue: Revenue increased approximately 4.1% to approximately $68.6 million for the three months ended September 30, 2016 as compared to approximately $65.9 million for the three months ended September 30, 2015. The revenue to total advertising spend for the three months ended September 30, 2016 was 37.2-to-1 compared to 25.5-to-1 for the same period of 2015. Revenue increased approximately 0.3% to approximately $212.1 million for the nine months ended September 30, 2016 as compared to approximately $211.5 million for the nine months ended September 30, 2015. The revenue to total advertising spend for the nine months ended September 30, 2016 was 27.9-to-1 compared to 16.7-to-1 for the same period of 2015.

For the three months ended September 30, 2016, Take Shape For Life® revenue increased to $56.5 million compared to $49.9 million in the same period in 2015. This is the fourth consecutive quarter of year-over-year revenue growth for this business unit. For the nine months ended September 30, 2016, Take Shape For Life® revenue increased to $170.6 million compared to $154.2 million in the same period in 2015. The increase in revenue for Take Shape For Life® was driven by an increase in the number of active Health Coaches and revenue per Health Coach, as well as the pass-through of the price increase put in place effective April 2016. The number of active Health Coaches for the three months ended September 30, 2016 increased to 12,800 compared with 12,000 during the same period for 2015, an increase of 7%. The quarterly revenue per Health Coach increased 7% to $4,421 for the three months ended September 30, 2016 compared to $4,145 for the three months ended September 30, 2015.

Medifast Direct revenue decreased 28% to $8.1 million for the three months ended September 30, 2016 compared to $11.2 million for the three months ended September 30, 2015 and decreased 28% to $28.4 million for the nine months ended September 30, 2016 compared to $39.4 million for the nine months ended September 30, 2015. Revenues in this business unit are driven primarily by targeted customer marketing and advertising as well as the direct response initiatives in place. Sales for the period were down in comparison to the same period for 2015 as new customer acquisition continued to be challenging, partially offset by a price increase effective April 2016. Medifast Direct advertising during the three months ended September 30, 2016 was down 26% to $1.7 million compared to $2.3 million for the three months ended September 30, 2015. Medifast Direct advertising during the nine months ended September 30, 2016 was down 37% to $7.4 million compared to $11.8 million for the nine months ended September 30, 2015. The Company reduced advertising spending and only invested in initiatives that met distinct criteria in an effort to focus on determining the ideal media mix to optimize profitability.

MWCC revenue decreased 8%, with revenue of $3.7 million for the three months ended September 30, 2016 compared to $4.0 million for the same period of 2015 and decreased 10% with revenue of $12.0 million for the nine months ended September 30, 2016 compared to $13.4 million for the same period of 2015. Fifty-five franchise centers and one authorized reseller location were in operation as of September 30, 2016 compared to 62 franchise centers as of September 30, 2015. The decrease in franchise centers over the 12 month period was the result of six centers closing and one center transitioning to the authorized reseller model. The decrease in revenue for the three and nine months ended September 30, 2016 in comparison to the three and nine months ended September 30, 2015 was primarily driven by fewer franchise centers in operation during the period and a decrease in same store sales.

Medifast Wholesale revenue decreased $0.5 million to $0.3 million for the three months ended September 30, 2016 compared to $0.8 million for the three months ended September 30, 2015 and decreased $3.4 million to $1.1 million for the nine months ended September 30, 2016 compared to $4.5 million for the nine months ended September 30, 2015. The decrease for the periods was due to the loss of certain accounts resulting from Medifast’s enforcement of business partner compliance distribution requirements.

Costs of Sales: Cost of sales decreased $0.4 million to $16.4 million for the three months ended September 30, 2016 compared to $16.8 million for the same period in 2015 and decreased $1.9 million to $53.5 million for the nine months ended September 30, 2016 compared to $55.4 million for the same period in 2015. The decrease in cost of sales for the 2016 periods was primarily driven by reduced shipping costs. As a percentage of sales, gross margin increased to 76.1% from 74.6% in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and increased to 74.8% from 73.8% in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The gross margin improvements for the quarter-to-date and year-to-date periods were primarily driven by the price increases implemented in March 2015 and April 2016. Also impacting margin was the improved shipping costs currently being realized.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $43.2 million for the three months ended September 30, 2016, an increase of $2.0 million, compared to $41.2 million in the same period of 2015. As a percentage of sales, selling, general and administrative expenses increased to 63.0% for the three months ended September 30, 2016 compared to 62.5% for the same period of 2015. Take Shape For Life® commission expense, which is variable based upon product sales, increased by approximately $3.0 million for the three months ended September 30, 2016 as compared to the same period of 2015, which is in line with the sales growth of 13% Take Shape For Life® experienced compared to the same period of the prior year.

Selling, general and administrative expenses were $138.3 million for the nine months ended September 30, 2016 compared to $132.9 million for the same period of 2015. As a percentage of sales, selling, general and administrative expenses increased to 65.2% compared to 62.9% in the same period of 2015. The Company incurred $6.1 million in asset impairment costs and $1.2 million in restructuring costs in the nine months ended September 30, 2016 and $2.1 million in extraordinary legal and advisory expenses related to 13D filings in the nine months ended September 30, 2015. Excluding those expenses, selling, general, and administrative costs would have been $131.1 million, or 61.8%, and $130.8 million, or 61.8%, for the nine months ended September 30, 2016 and 2015, respectively. Take Shape For Life® commission expense, which is variable based upon product sales, increased by approximately $7.2 million for the nine months ended September 30, 2016 as compared to the same period of 2015, which is in line with the sales growth of 11% Take Shape For Life® experienced compared to the prior year.

Salaries and benefits were consistent year over year for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Salaries and benefits decreased by approximately $0.2 million for the nine months ended September 30, 2016, compared to the same periods in 2015. The decrease in expenses for the nine months ended September 30, 2016, was primarily driven by savings recognized as a result of the restructuring that took place during the first quarter of 2016. The restructuring savings recognized in the three months and nine months ended September 30, 2016 were partially offset by recruiting fees incurred in connection with the hiring of the Company’s new Chief Executive Officer who joined the Company in October 2016 and an increase in stock compensation costs.

During the first quarter of 2016, the Company announced the departure of three Executive Vice Presidents in an effort to re-align the Senior Leadership Team to reflect the changing needs of the business and to provide greater emphasis on the Company’s key areas of focus, and also the resignation of the President and Chief Operating Officer. The Company incurred $1.2 million in net restructuring costs in selling, general, and administrative expense associated with the separation agreements for these four executives. This includes a $0.2 million reversal of costs accrued in 2015 for deferred shares that were granted to these three executives in connection with the 2015 bonus plan and were forfeited as a result of their departure. All expenses are expected to be paid within 12 months and the Company estimates that it will recognize $2.2 million in future annual savings as a result of the restructuring.

The following table summarizes the severance accruals incurred as of September 30, 2016, excluding the reversal of prior year stock accrual:

Ending accrued balance as of December 31, 2015	$-
Charges incurred during the period	1,343
Payments during the period	(698)
Ending accrued balance as of September 30, 2016	$645

Sales and marketing expense decreased by $0.8 million and $4.8 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The $0.8 million decrease for the three months ended September 30, 2016 compared to 2015 was primarily driven by reduced advertising spend, particularly for Medifast Direct. The $4.8 million decrease for the nine months ended September 30, 2016 compared to 2015 was primarily driven by reduced advertising spending, reduced production costs associated with the Company’s 2016 television commercial as compared to 2015 production costs, and was partially offset by increases in research and development costs and promotional materials purchased.

General expenses decreased $0.3 million and $2.4 for the three and nine months ended September 30, 2016, respectively, in comparison to the same periods in 2015. The decrease in expense for was primarily driven by a decrease in legal fees. For the nine months ended September 30, 2016 compared to 2015, the decrease in legal fees was primarily attributable to the extraordinary expenses resulting from 13D filings incurred during the 2015 period related to Engaged Capital, LLC., a stockholder of the Company. The Company reached a settlement agreement with Engaged Capital, LLC. during the first quarter of 2015 and no additional expenses have been incurred. The significant decrease in legal fees was partially offset by an increase in consulting expenses. Other expenses decreased by $0.4 million and increased by $5.1 million for the three and nine months ended September 30, 2016 compared to 2015, respectively. The significant increase for the nine months ended September 30, 2016 was driven by the $6.1 million impairment for the abandonment of the Take Shape For Life® software that was under development during the period. The Company benefited from reduced depreciation expense in both the three and nine months ended September 30, 2016 compared to the same periods in 2015.

Income taxes: In the three months ended September 30, 2016, the Company recorded $2.9 million in income tax expense, an effective rate of 32.7%, compared to $2.7 million in income tax expense, an effective rate of 33.4%, in the three months ended September 30, 2015. In the nine months ended September 30, 2016, the Company recorded $6.7 million in income tax expense, an effective rate of 32.9%, compared to $8.1 million in income tax expense, an effective rate of 34.0%, in the nine months ended September 30, 2015. The decrease in the effective tax rate for the three months ended September 30, 2016 in comparison to the three months ended September 30, 2015 was due to the increase in the effective state tax rate offset by the increase in the research and development credit. The decrease in the effective tax rate for the nine months ended September 30, 2016 in comparison to the nine months ended September 30, 2015 was due to the increase in domestic manufacturing deduction and the  change in the tax law making certain research and development credits. The Company anticipates a full year tax rate of approximately 33 to 34% in 2016.

Income from continuing operations: Income from continuing operations was $6.1 million for the three months ended September 30, 2016 compared to $5.4 million for the three months ended September 30, 2015, an increase of $0.7 million. Pre-tax profit as a percentage of sales increased to 13.1% in the three months ended September 30, 2016 compared to 12.3% in the three months ended September 30, 2015. Income from continuing operations was $13.7 million for the nine months ended September 30, 2016 compared to $15.7 million for the nine months ended September 30, 2015, a decrease of $2.0 million. Pre-tax profit as a percentage of sales decreased to 9.6% in the nine months ended September 30, 2016 compared to 11.2% in the nine months ended September 30, 2015. Excluding the asset impairment, restructuring charges, and extraordinary legal expenses, income from continuing operations for the nine months ended September 30, 2016 and 2015 would have been $18.6 million and $17.0 million, respectively.

Income from discontinued operations: In 2014, the Company exited the MWCC corporate center model with the sale of 41 centers to existing franchise partners and the closure of the remaining 34 corporate centers. The Company had negligible income from discontinued operations for the three and nine months ended September 30, 2016 and 2015.

Net income: Net income was $6.1 million and $13.7 million for the three and nine months ended September 30, 2016, respectively, compared to $5.5 million and $16.2 million for the three and nine months ended September 30, 2015, respectively. The year-over-year changes were driven by the factors described above in the explanations from continuing operations and income from discontinued operations.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with GAAP, the Company provides certain non-GAAP financial measures. The Company did not incur any non-GAAP adjustments for the three months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016, the Company’s non-GAAP financial measures of adjusted income from continuing operations and adjusted diluted earnings per share exclude the impairment of the fixed asset incurred in the second quarter of 2016 and the restructuring charges incurred in the first quarter of 2016. For the nine months ended September 30, 2015, the Company’s non-GAAP financial measures of adjusted income from continuing operations and adjusted diluted earnings per share exclude the extraordinary legal and advisory expenses incurred in connection with the Schedule 13D filings. These non-GAAP measures are being provided as pro-forma statements to provide information regarding expected future performance. The departed executives included in the restructuring were employed in 2015; and therefore, the 2016 results excluding these charges are not comparative to the 2015 results.

The reconciliations of these non-GAAP financial measures are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Selling, general, and administrative	$43,210	$41,185	$138,337	$132,947
Adjustments
Impairment of assets	-	-	6,083	-
Restructuring charges	-	-	1,166	-
Legal expenses- 13D	-	(27)	-	2,083
Adjusted selling, general, and administrative	$43,210	$41,212	$131,088	$130,864

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Income from operations	$8,953	$7,975	$20,245	$23,150
Adjustments
Impairment of assets	-	-	6,083	-
Restructuring charges	-	-	1,166	-
Legal expenses- 13D	-	(27)	-	2,083
Adjusted income from operations	$8,953	$7,948	$27,494	$25,233

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Income from continuing operations	$6,065	$5,402	$13,722	$15,665
Adjustments (1)
Impairment of assets	-	-	4,078	-
Restructuring charges	-	-	782	-
Legal expenses- 13D	-	(18)	-	1,375
Adjusted income from continuing operations	$6,065	$5,384	$18,582	$17,040
Loss on discontinued operations, net of tax	-	104	-	533
Adjusted net income	$6,065	$5,488	$18,582	$17,573

Diluted earnings per share from continuing operations (2)	$0.51	$0.45	$1.15	$1.29
Impact for adjustments (2)	-	-	0.41	0.12
Adjusted diluted earnings per share from continuing operations (2)	$0.51	$0.45	$1.56	$1.41
Diluted loss per share from discontinued operations (2)	$-	$0.01	$-	$0.05
Adjusted diluted earnings per share (2)	$0.51	$0.46	$1.56	$1.46

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

Excluding the impact of the $6.1 million impairment charge and $1.2 million restructuring charge, adjusted selling, general, and administrative expenses was $131.1 million for the nine months ended September 30, 2016. Excluding the impact of the $2.1 million extraordinary legal expenses incurred in connection with the Schedule 13D filings, adjusted selling, general, and administrative expenses was $130.8 million for the nine months ended September 30, 2015. Adjusted income from operations was $27.5 million and $25.2 million for the nine months ended September 30, 2016 and 2015, respectively. Adjusted income from continuing operations for the nine months ended September 30, 2016 was $18.6 million, or $1.56 per share, compared to $17.0 million, or $1.41 per share for the nine months ended September 30, 2015. The three months ended September 30, 2015 included an insignificant adjustment associated with the extraordinary legal expenses incurred in connection with the Schedule 13D filings that did not impact the reported results.

Liquidity and Capital Resources

The Company had stockholders’ equity of $94.9 million and working capital of $77.2 million at September 30, 2016 compared with $88.6 million and $64.5 million at December 31, 2015, respectively. The $6.3 million net increase in stockholder’s equity reflects $13.7 million in 2016 net income offset by $9.0 million used to declare dividends to stockholders as well as other equity transactions as outlined in the “Condensed Consolidated Statement of Changes in Stockholders’ Equity” included in our consolidated financial statements. A dividend of $0.25 per share to the Company’s common stockholders was declared on September 8, 2016 and will be paid in the fourth quarter of 2016. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the declaration and payment of dividends. The Company’s cash and cash equivalents position increased from $42.0 million at December 31, 2015 to $57.1 million at September 30, 2016.

In the nine months ended September 30, 2016 the Company generated cash flow of $26.1 million from continuing operations, partially attributable to $13.7 million in income from continuing operations. Cash provided by operating activities of $17.4 million primarily includes asset impairment of $6.1 million, depreciation and amortization of $4.2 million, a $2.8 million decrease in prepaid income taxes, share-based compensation of $1.9 million, a $1.8 million increase in accounts payable and accrued expenses, and a $0.5 million decrease in accounts receivable. This was offset by cash used by operating activities of deferred income taxes of $3.2 million and a $1.7 million increase in inventory.

Net cash used in operating activities from discontinued operations was $0.5 million including a $0.8 million decrease in accounts payable and accrued expenses and $0.4 million decrease in accounts receivable.

In the nine months ended September 30, 2016, net cash used in investing activities from continuing operations was $1.2 million, driven by $26.7 million of cash generated by the sale of investment securities and $0.7 million proceeds from the sale of property and equipment. This was offset by $28.6 million in cash used by investing activities, consisting of $26.6 million for the purchase of investment securities and $2.0 million for the purchase of property and equipment.

In the nine months ended September 30, 2016, financing activities from continuing operations used $9.4 million in cash. The Company used $8.9 for cash dividends paid to stockholders, $0.7 million to repurchase shares of the Company’s common stock to cover employee taxes, and $0.2 million to repay capital leases. Options exercised by executives and directors provided $0.3 million in cash and the Company realized a $0.1 million cash benefit for excess tax benefits from share-based compensation. As of September 30, 2016, there are 847,567 shares of the Company’s common stock eligible for repurchase under the repurchase authorization dated September 16, 2014.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, U.S. money market securities, and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at September 30, 2016, it estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2015.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective of the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

No shares of the Company’s common stock were repurchased during the quarter ended September 30, 2016. At the outset of the quarter ended September 30, 2016, there were 847,567 shares of the Company’s common stock eligible for repurchase under the repurchase authorization dated September 16, 2014.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).

10.1	Inducement Award Agreement, dated October 3, 2016 between the Registrant and Daniel Chard (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 5, 2016 (Registration No. 333-213966)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 filed August 9, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements (filed herewith).

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ DANIEL R. CHARD	November 9, 2016
Daniel R. Chard
Chief Executive Officer
(principal executive officer )

BY:	/S/ TIMOTHY G. ROBINSON	November 9, 2016
Timothy G. Robinson
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).

10.1	Inducement Award Agreement, dated October 3, 2016 between the Registrant and Daniel Chard (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 5, 2016 (Registration No. 333-213966)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 filed August 9, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements (filed herewith).

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

