Form 10-K
period 2016-12-31
MEDIFAST INC
filed 2017-03-16
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (410) 581-8042

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value per share	New York Stock Exchange

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

Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No   ☒

As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock (based on the closing sale price of $33.27, as reported by the New York Stock Exchange on such date) held by non-affiliates was approximately $349 million.

The number of shares of the registrant’s common stock outstanding at March 2, 2017 was 11,906,286.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for its 2017 Annual Meeting of Stockholder’s are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or are made in connection with discussions of future operating or financial performance.

Forward-looking statements reflect management’s expectations, beliefs, plans, objectives, goals strategies as of the date of this Report and are not guarantees of future performance or results. Although we believe that these forward-looking statements and the underlying assumptions are reasonable, we cannot assure you that they will be correct. By their nature, forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. Some of those factors (in addition to others described elsewhere in this Report and in subsequent securities filings) include:

•	our ability to maintain and grow our network of Health Coaches;
•	health related claims by our customers;
•	the effectiveness of our marketing and advertising programs;
•	adverse publicity associated with our products or business units;
•	the departure of one or more key personnel;
•	our ability to continue to develop innovative new services and products;
•	the failure of our services or products to continue to appeal to the market;
•	our ability to protect our brand and other intellectual property rights;
•	product liability claims;
•	disruptions in our supply chain, the impact of existing and future laws and regulations on our business, risks associated with unauthorized penetration of our information security systems;
•	overall economic and market conditions and the resultant impact on consumer spending patterns; and
•	other risks and uncertainties described elsewhere in this Report, including those described under Item 1A-“Risk Factors” of this Report, and in subsequent filings with the Securities and Exchange Commission (the “SEC”).

 Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to update any information contained in this Report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware after the date of this Report.

2

PART I

ITEM 1. BUSINESS

SUMMARY

Medifast, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” the “Company” or “Medifast”) is engaged in the production, distribution, and sale of weight loss, weight management, and healthy living products and other consumable health and nutritional products. The Company primarily operates through its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Take Shape For Life, LLC, Optavia LLC, Jason Enterprises, Inc., Medifast Franchise Systems (“MFSI”), Inc., Jason Properties, LLC, Medifast Nutrition, Inc. and Seven Crondall, LLC. Medifast’s products include weight loss, weight management, and healthy living meal replacements, snacks, hydration products and vitamins. The Company manufactures a significant portion of its products at its manufacturing facility located in Owings Mills, Maryland.

MARKETS

Over the past 30 years, obesity in the United States (“US”) has risen dramatically. In 2013, the American Medical Association officially declared obesity a disease and new treatment guidelines were jointly issued from the American Heart Association, the American College of Cardiology, and the Obesity Society recommending obesity be managed as a chronic disease. The World Health Organization estimates that approximately 1.9 billion people are overweight worldwide. In the United States, over two-thirds of the adult population fall within the overweight or obese categories and almost 38% (over 78 million) are obese.

Obesity is defined as a Body Mass Index (“BMI”) of 30 kg/m2 or greater, whereas overweight is defined as a BMI ranging between 25 and 29.9 kg/m2. In 2015, all US states had an obesity rate of at least 20%. Only six states had an obesity rate that was less than 25%; twenty-five states had an adult obesity rate of 30% or higher. Being overweight and/or obese is linked to a multitude of serious comorbidities including heart disease, stroke, Type 2 diabetes, certain types of cancers, arthritis, sleep apnea and depression. In fact, the 2016 State of Obesity Report by Trust for America’s Health and the Robert Wood Johnson Foundation estimated 80% of people with diabetes are overweight or obese.

The primary factors contributing to obesity, are well known: unhealthy food choices, excessive caloric intake, and lack of physical activity. Obesity is not limited to adults, children and adolescents are also affected. According to the Center for Disease Control (“CDC”), in the past 30 years the prevalence of obesity in children age 6-11 years has doubled and obesity rates have quadrupled in adolescents age 12-19 years. Approximately 18% of children and 21% of adolescents are obese and are at an increased risk of developing health problems such as high blood pressure, high cholesterol and prediabetes.

The US spends an estimated $190 billion on obesity-related medical conditions; the average annual medical costs for those who are obese are over $1,400 higher than those of people in a normal weight range. The U.S. weight loss market itself is estimated to be a $65 billion per year industry, including consumer spending on diet foods, drinks and low-calorie sweeteners; health clubs and workout videos; medically supervised and commercial weight loss programs; children’s weight loss camps; diet books; appetite suppressants and more. Portion-controlled, meal-replacement weight management programs are continuing to gain popularity, as consumers search for a safe and effective solution that provides balanced nutrition, effective weight loss, and valuable behavior-modification education.

OUR PRODUCTS, SERVICES, AND DISTRIBUTION BUSINESS UNITS

THE MEDIFAST® BRAND

Medifast enriches lives by providing weight loss, weight management, and healthy living products and other consumable health and nutritional products through multiple channels of distribution, specifically: (1) Take Shape For Life®, (2) our direct to consumer business unit through our website and in-house call centers, (3) Franchise Medifast Weight Control Centers, and (4) a national network of physicians. Medifast products and programs have been recommended by over 20,000 doctors since 1980.

PRODUCTS

Our products were originally developed by a physician and Medifast has been on the cutting edge in the development of nutritional and weight-management products since the Company was founded. The Company offers a variety of weight loss, weight management, and healthy living products under the Medifast®, OPTAVIA™, Thrive by Medifast, Optimal Health by Take Shape For Life®, Flavors of Home™, and Essential 1® brands. The Medifast meal replacement line includes more than 65 options, including, but not limited to, bars, bites, pretzels, puffs, cereal crunch, drinks, eggs, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups. The Thrive by Medifast and Optimal Health by Take Shape For Life® lines include a variety of specially formulated bars, shakes, and smoothies for those who are maintaining their weight for long-term healthy living. The sports nutrition pilot program, Dual FuelTM, which launched on January 20, 2016, concluded during the year and produced learnings that will assist future product planning.

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

Medifast brand awareness has expanded through the Company’s marketing campaigns, product quality, and an emphasis on quality customer service, technical support, and publications developed by the Company’s marketing staff. Medifast products have been proven to be effective for weight loss and weight management in clinical studies conducted by researchers from leading universities. The Company has continued to develop its sales and marketing operations with qualified management and innovative programs. The Company’s facility in Owings Mills, Maryland manufactures all powder-based products and the Company subcontracts the production of all other products.

Medifast identifies opportunities to expand its product line by regularly surveying its customer base and studying industry and consumer trends. This allows Medifast to introduce new, high quality products that meet consumer demand.

DISTRIBUTION BUSINESS UNITS

Take Shape For Life® – Take Shape For Life® is the personal coaching division of Medifast. This coaching network consists of health coaches (“Health Coaches”), who are independent contractors and trained to provide coaching and support to clients utilizing the Take Shape For Life® platform. The role of the Health Coach is to provide support and personal encouragement to help clients effectively reach and sustain a healthy weight, and adopt habits for a lifetime of health. Within our Trilogy of Optimal Health, the Company offers individuals an opportunity to create sustainable health in all areas of their lives – building a healthy body, developing a healthy mind, and generating healthy finances. Health Coaches and their clients follow the principles of the Discover Your Optimal Health book, Habits of Health book, and Habits of Health companion workbook written by the NY Times Best-Selling author and Take Shape For Life® co-founder to create an overall health optimization program. In addition to the encouragement and support of a Health Coach, clients of Take Shape For Life® are offered online product and program information, tools and support, and access to our registered dieticians. Clients of our Health Coaches order our products through either the Company’s or their Health Coach’s replicated website or our in-house call center. In addition to the full line of products and programs currently offered, Take Shape For Life® also introduced an exclusive product line under the lifestyle brand OPTAVIATM in July 2016.

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

Take Shape For Life® is a member of the Direct Selling Association (the “DSA”), a national trade association representing over 200 direct selling companies doing business in the United States. To become a member of the DSA, Take Shape For Life®, like other active DSA member companies, underwent a comprehensive and rigorous one-year company review by DSA that included a detailed analysis of its company business-plan materials. This review is designed to ensure that a company’s business practices do not contravene DSA’s Code of Ethics. In addition to its DSA membership, Take Shape For Life® is also a voluntary DSA Code of Ethics participant, which sets higher standards for ensuring compliance. Compliance with the requirements of the Code of Ethics is paramount to becoming and remaining a member in good standing of the DSA. Accordingly, we believe membership in the DSA by Take Shape For Life® demonstrates its commitment to the highest standards of ethics and a pledge not to engage in any deceptive, unlawful, or unethical business practices, such as pyramid and other similar schemes. Moreover, Take Shape For Life®, like other DSA member companies in good standing, has pledged to provide consumers with accurate and truthful information regarding the price, grade, quality, and performance of the products Take Shape For Life® markets. In 2016, Take Shape For Life®, and its parent company Medifast® were ranked in the Direct Selling Association’s North American 50 & Global 100 lists.

Medifast Direct – In the direct-to-consumer business unit (“Medifast Direct”), customers order Medifast product directly through the Company’s website, www.medifastnow.com or our in-house call center. This business is driven by a multi-media customer acquisition and retention strategy that includes television, digital advertising, direct mail, email, public relations, word of mouth referrals, social media initiatives, and other means as deemed appropriate. The Medifast Direct division provides support through its social communities, in-house call center, and nutrition support team of registered dietitians to better serve its customers.

Franchise Medifast Weight Control Centers – The Franchise Medifast Weight Control Centers (“MWCC”) business unit sells product through franchise and reseller locations. These locations offer structured programs and a team of professionals to help customers achieve weight-loss and weight-management success at center locations. Counselors at each location work with members to provide nutritional and behavioral support based on the member’s personal needs. As of December 31, 2016, MFSI had 37 franchised centers located in Arizona, California, Louisiana, Minnesota, Maryland, and Wisconsin and 19 reseller locations in Maryland, Pennsylvania, and Texas.

In 2008, we, through MFSI, our wholly-owned subsidiary, began offering the center model as a franchise opportunity. MFSI currently offers the Medifast Weight Control Center franchise opportunity in most states under a registered (where required) franchise disclosure document. The MFSI franchise agreement requires franchisees to develop a minimum of three Medifast Weight Control Centers within a defined geographic area in the time frame set forth in the Development Agreement between MFSI and the franchisee.

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

MFSI may, in certain limited circumstances, cause its affiliate to provide products at a discounted price. Medifast may, in certain circumstances also guarantee a franchisee’s notes, leases or other obligations. MFSI does not offer direct or indirect financing.

While MFSI does not currently have a purchase option included in its Franchise and Development Agreements, it does have the right of first refusal to acquire a Center if the franchisee wishes to sell a Center.

In 2016, Medifast entered into distribution and licensing agreements with nineteen weight control centers previously operating as franchise locations. Under the terms of these agreements, the locations have been rebranded and offer products and services not otherwise available at Medifast Weight Control Centers. These offerings complement the Medifast products and plans, which are still utilized as the exclusive weight management program at these locations. These resellers may use Medifast’s trademarks in their marketing and advertising efforts and continue to purchase Medifast-branded products at wholesale directly from the Company.

Medifast Wholesale –Medifast medical provider practices carry an inventory of wholesale products and resell them to patients while providing appropriate support to help ensure healthy weight loss and weight management.

The Company offers resources to assist the medical providers, their staff and their patients in achieving success with their Medifast program. These medical providers have access to our nutrition support team, marketing assets and training modules to help grow their program and enable patients to achieve their weight loss and associated health goals. Medifast’s nutrition support team includes registered dietitians and a behavioral specialist who provide program support and advice via phone and email.

In 2012, amended in 2013, the Company entered into a strategic partnership agreement with Medix, a leader in pharmaceutical obesity products in Mexico. The agreement granted Medix an exclusive license to distribute Medifast products and programs through physicians and weight control centers in Mexico, Central America and South America under the Medifast brand. During the first quarter of 2017, the Company terminated the licensing agreement with Medix. The termination of the contract allows the Company to improve our focus on our core businesses.

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

The work of this cross-disciplinary group builds on Medifast’s heritage of medically sound approaches to weight loss, and the incorporation of leading-edge clinical research into the Company’s products and programs. The Scientific Advisory Board is chaired by Lawrence Cheskin, M.D., F.A.C.P., Associate Professor at Johns Hopkins Bloomberg School of Public Health and Director of the Johns Hopkins Weight Management Center.

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

Another primary differentiator is the Company’s distribution strategy which provides varying support modalities, and broadens the availability of our products and programs. The Take Shape For Life® division offers the personal support of a Health Coach, who is often a person who has achieved success with Take Shape For Life® and has turned their success into a business opportunity. Medifast Direct serves customers through the Medifast website and call center with various online support tools and resources, as well as access to program specialists and registered dietitians. MWCCs offer a supervised and structured model for customers who prefer more accountability and personalized counseling as part of their ongoing program. Medifast weight management programs utilize meal replacements as part of a structured meal plan that clinical research has shown to be effective for weight loss. Medifast medical providers offer Medifast products and programs to patients in their practice.

MARKETING

Medifast continues to build and leverage its core Medifast brand through multiple marketing strategies. Customer acquisition and retention strategies vary by distribution business unit and may include word-of-mouth, digital marketing, television advertising, public relations, social media, email marketing, events, and other means. These mediums are used to target new customers by stressing Medifast's and Take Shape For Life’s® simple and effective approach to weight loss and management and long term health. Many of these programs are also utilized to reactivate, encourage and support existing customers, clients, and Health Coaches. Medifast and Take Shape For Life® continue to enhance all company materials and websites.

MANUFACTURING

Jason Pharmaceuticals, Inc., the Company’s wholly-owned subsidiary, manufactures and produces all Medifast powder-based products, which accounts for approximately 43% of Medifast’s product revenues, in the manufacturing facility in Owings Mills, Maryland. The Company purchased the plant in July 2002 and has gradually increased production capacity and improved overall efficiencies with additional investments in blending and packaging equipment. The remaining 57% of Medifast products are manufactured by third party vendors in accordance with Medifast proprietary formulas and manufacturing standards. Our Owings Mills manufacturing facility is regulated and inspected by the United States Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”) and the Maryland State Department of Health and Mental Hygiene. It is certified as a Safe Quality Food Program (SQF) Level 2 facility compliant with the Global Food Safety Initiative.

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

The FDA and USDA and State and local Health departments are the major agencies whose regulatory mission is to assure that products are made using approved ingredients, labeling, manufacturing procedures and testing to ensure that safe quality products are delivered to consumers. The Federal Trade Commission (“FTC”) has principal regulatory authority over the Company’s advertising and trade practices, its enforcement powers are aimed at protecting the consumer from being deceived by unfair marketing and trading practices.

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

PRODUCT LIABILITY AND INSURANCE

The Company, like other producers and distributors of ingested products, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury or death. The Company maintains insurance against product liability claims with respect to the products it manufactures. With respect to the retail and direct marketing distribution of products produced by others, the Company's principal form of insurance consists of arrangements with each of its suppliers of those products to name the Company a covered entity under each of such vendor's product liability insurance policies. The Company does not buy products from suppliers who do not maintain such coverage.

EMPLOYEES

As of December 31, 2016, the Company employed 422 employees, of whom 187 were engaged in manufacturing, logistics, and supply chain support, and 235 in marketing, administrative, call center and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company. All employees are employed by Jason Pharmaceuticals, Inc.

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

INTELLECTUAL PROPERTY

Products manufactured by and programs marketed by the Company are sold primarily under its own trademarks and trade names. Ours policy is to protect our products and programs through trademark registrations both in the U.S. and in significant international markets. The Company carefully monitors trademark use and strongly promotes enforcement and protection of all of its trademarks.

AVAILABLE INFORMATION

Our principal office is located at 3600 Crondall Lane, Owings Mills, Maryland 21117. Our telephone number at this office is (410) 581-8042. Our corporate website is http://www.medifastnow.com. All periodic and current reports, registration statements, code of conduct and other material that we are required to file with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our investor relations page at https://ir.medifastnow.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report.

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

CERTIFICATIONS

The Company’s Chief Executive Officer and Chief Financial Officer have filed their certifications as required by the SEC regarding the quality of the Company’s public disclosure for each of the periods ended during the Company’s fiscal year ended December 31, 2016 and the effectiveness of internal control over financial reporting as of December 31, 2016. Further, the Company’s Chief Executive Officer has certified to the New York Stock Exchange (“NYSE”) that he is not aware of any violation by the Company of the NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE listing standards.

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

Sales in our Take Shape For Life® business unit are generated by our independent contractor Health Coaches. The business unit is subject to high turnover and we depend on our network of Health Coaches to continually grow their businesses by attracting, training and motivating new Health Coaches. We consider our number of Health Coaches and revenue per Health Coach to be key indicators of our success in the Take Shape For Life® business unit. For the quarter ended December 31, 2016, the Company had 12,500 active Health Coaches and the average revenue per Health Coach was $4,158. If we fail to provide the tools and competitive compensation necessary to promote Health Coaches to grow their businesses, we believe these key indicators will weaken and our revenue will decline.

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

Our business success depends on our ability to attract and retain customers, which significantly depends on our marketing practices. In 2016, 2015 and 2014 our marketing expenditures were $9.4 million, $15.3 million and $17.0 million, respectively. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

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

We rely on third-party manufacturers to supply approximately 57% of the food and other products we sell. If we are unable to obtain sufficient quantity, quality and variety of food and other products in a timely and low-cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of the Medifast brand.

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

We manufacture approximately 43% of the food and other products we sell. As a result we are dependent upon the uninterrupted and efficient operation of our sole manufacturing facility in Owings Mills, Maryland. The operations at this facility may be disrupted by a number of factors, including the following:

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

Our Health Coaches are independent contractors and, accordingly, we are not in a position to provide the same level of oversight as we would if Health Coaches were our own employees. As a result, there can be no assurance that our Health Coaches will comply with our policies and procedures despite our internal compliance efforts. Additionally, some of our Health Coaches do not have extensive training or certification in nutrition, diet or health fields and have only undergone the training they receive from us. We may be subject to claims from our customers alleging that our Health Coaches lack the qualifications necessary to provide proper advice regarding weight loss and related topics. We may also be subject to claims that our Health Coaches have provided inappropriate advice or have inappropriately referred or failed to refer customers to health care providers for matters other than weight loss. Such claims could result in lawsuits, damage to our reputation and divert management's attention from our business, which would adversely affect our business.

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

If we do not continue to develop innovative new services and products or if our services and products do not continue to appeal to the market, or if we are unable to successfully expand into new business units of distribution or respond to consumer trends, our business may suffer.

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

Any failure of our technology or systems to perform satisfactorily could result in an adverse impact on our business.

We rely on software, hardware, network systems and similar technology, including cloud-based technology, that is either developed by us or licensed from or maintained by third parties to operate our websites, Online subscription product offerings and other services and products such as the recurring billing system associated with certain of our commitment plans, and to support our business operations. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. The integrity of our technology may also be compromised as a result of third-party cyber-attacks, such as hacking, spear phishing campaigns and denial of service (DOS) attacks, which are increasingly negatively impacting companies. In addition, our operations depend on our ability to protect our information technology systems against damage from third-party cyber-attacks, fire, power loss, water, earthquakes, telecommunications failures and similar unexpected adverse events. Interruptions in our websites, services and products or network systems could result from unknown technical defects, insufficient capacity or the failure of our third party providers to provide continuous and uninterrupted service. While we maintain disaster recovery capabilities to return to normal operation in a timely manner, we do not have a fully redundant system that includes an instantaneous recovery capability.

As a result of such possible defects, failures, interruptions or other problems, our services and products could be rendered unreliable or be perceived as unreliable by customers, which could result in harm to our reputation and brand. Any failure of our technology or systems could result in an adverse impact on our business.

Our business is subject to online security risks, including security breaches and identity theft.

Unauthorized users who penetrate our information security systems could misappropriate proprietary or customer information or data or cause interruptions to the product offerings on our website. As a result, it may become necessary to expend significant additional amounts of capital and resources to protect against, or to alleviate, problems caused by unauthorized users. These expenditures, however, may not prove to be a timely remedy against unauthorized users who are able to penetrate our information security systems. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could adversely affect our computer systems and, in turn, harm our business.

A significant number of states require that customers be notified if a security breach results in the disclosure of their personal financial account or other information. Additional states and governmental entities are considering such "notice” laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach and such notice or public disclosure is required in the future, our reputation and our business may be harmed.

In the ordinary course of our business, we collect and utilize proprietary and customer information and data. Privacy concerns among prospective and existing customers regarding our use of such information or data collected on our website or through our services and products, such as weight management information, financial data, email addresses and home addresses, could keep them from using our website or purchasing our services or products. We currently face certain legal obligations regarding the manner in which we treat such information and data. Businesses have been criticized by privacy groups and governmental bodies for their use and handling of such information and data. We rely on third-party software products to secure our credit card transactions. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent payment transactions and other security breaches, failure to prevent or mitigate such fraud or breaches or changes in industry standards or regulations may adversely affect our business and operating results or cause us to lose our ability to accept credit cards as a form of payment and result in chargebacks of fraudulently charged amounts. Furthermore, widespread credit card fraud may lessen our customers’ willingness to purchase our products on our website.

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

We are continuously evaluating changing consumer preferences and the competitive environment of our industry and seeking out opportunities to improve our performance through the implementation of selected strategic initiatives. The goal of these efforts is to develop and implement a comprehensive and competitive business strategy which addresses the continuing changes in the weight management industry environment and our position within the industry. For example, as the healthcare industry continues to evolve its response to the obesity epidemic so do the requirements, both regulatory and business, for providers. If we do not successfully meet these requirements, we may not be perceived as an appropriate partner for certain purposes. We may not be able to successfully implement our strategic initiatives and realize the intended business opportunities, growth prospects, including new business units, and competitive advantages. Our efforts to capitalize on business opportunities may not bring the intended results. Assumptions underlying expected financial results or consumer demand may not be met or economic conditions may deteriorate. We also may be unable to attract and retain highly qualified and skilled personnel to implement our strategic initiatives. If these or other factors limit our ability to successfully execute our strategic initiatives, our business activities, financial condition and results of operations may be adversely affected.

The sale of our products in markets outside of the United States may subject us to risks.

The Company may expand our international sales, marketing and distribution activities or our own or through arrangements with partners located in other countries. The sale, marketing and distribution of our products and programs in such locations is subject to a number of uncertainties, including, but not limited to, the following:

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

Our industry is subject to federal, state and other governmental regulation. Certain federal and state agencies, such as the FTC, regulate and enforce laws relating to advertising, disclosures to consumers, privacy, consumer pricing and billing arrangements and other consumer protection matters. A determination by a federal or state agency, or a court, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions of our business operations. Some advertising practices in the weight loss industry have led to investigations from time to time by the FTC and other governmental agencies. Many companies in the weight loss industry, including our predecessor businesses, have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. In October 2009, the FTC published its revised Guides concerning the Use of Endorsements and Testimonials in Advertising which now requires us to use a statement as to what the typical weight loss customers can expect to achieve on our program when using a customer's weight loss testimonial in advertising. Federal and state regulation of advertising practices generally, and in the weight loss industry in particular, may increase in scope or severity in the future, which could have a material adverse impact on our business.

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

Like other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our products results in illness or injury. The foods and products that we manufacture and sell in the U.S. are subject to laws and regulations, including those administered by the USDA and FDA that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on our business as existing insurance coverage may not be adequate. Distributors of weight loss food products, including dietary supplements, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management from the operation of the business. We may also be subject to claims that our products contain contaminants, are improperly labeled; include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Additionally, the manufacture and sale of these products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. To date, we have not been a party to any product liability litigation and we are not aware of any instance in which any of our products have been defective in any way that could give rise to product liability claims. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for us and reduce our revenue. Furthermore, the products we manufacture and distribute, or certain components of those products, may be subject to product recalls or other deficiencies. Any negative publicity associated with these actions would adversely affect our brand and may result in decreased product sales and, as a result, lower revenue and profits.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns a 49,000 square-foot manufacturing facility in Owings Mills, Maryland and leases two buildings there which serve as corporate headquarters. The leases for these two buildings are set to expire on August 31, 2017 and October 31, 2017. The Company owns a 119,000 square-foot distribution facility in Ridgley, Maryland and leases a second distribution center in Dallas, Texas which includes a call center. This lease is set to expire on March 31, 2018. Both distribution facilities give the Company adequate product distribution capacity for the foreseeable future. The Company leases a raw materials warehouse in Arbutus, Maryland. The warehouse lease expires in May 2018. The Company owned a 3,000 square-foot conference and training facility in Ocean City, Maryland that was sold in February 2016. The Company also has 20 leases for what were its corporate owned Medifast Weight Control Centers. The 20 leases include 3 agreements for Centers closed in prior years and the Company is continuing to pursue sublease arrangements or lease termination agreements, if possible. The remaining 17 agreements are for Centers that were sold to franchise partners during 2014 and the Company entered into sublease agreements with the franchisees. All corporate leases range in terms from one to ten years.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock trades on the New York Stock Exchange (“NYSE”) under the symbol MED. The following table sets forth the low and high closing prices for the Company’s common stock as reported by the NYSE by fiscal quarters for 2016 and 2015:

	2016
	Low	High
Quarter Ended March 31, 2016	$27.68	$30.94
Quarter Ended June 30, 2016	29.55	34.95
Quarter Ended September 30, 2016	33.52	38.36
Quarter Ended December 31, 2016	38.08	43.00

	2015
	Low	High
Quarter Ended March 31, 2015	$29.64	$33.40
Quarter Ended June 30, 2015	29.66	33.34
Quarter Ended September 30, 2015	26.67	32.66
Quarter Ended December 31, 2015	26.70	31.99

Holders

There were approximately 100 record holders of the Company’s common stock as of March 2, 2017. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

The Company paid a $0.25 per share dividend during each quarter of 2016, including one dividend that was declared during the fourth quarter of 2015. During the fourth quarter of 2016, the Company declared a $0.32 dividend that was paid on February 10, 2017. Subsequent to December 31, 2016, the Company’s board of directors declared a dividend of $0.32 per share to stockholders of record as of the close of business on March 23, 2017, payable on May 9, 2017. The declaration and payment of dividends in the future will be determined by the Company’s board of directors in light of conditions then existing, including the Company’s earnings, financial condition, capital requirements and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance under our equity compensation plans, which information is incorporated herein by reference.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2016	-	$-	-	847,567
November 1 - November 30, 2016	-	$-	-	847,567
December 1 - December 31, 2016	14,379	$41.63	-	847,567

(1)  14,379 shares of the Company’s common stock were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock.

(2)  At the outset of the quarter ended December 31, 2016, there were 847,567 shares of the Company's common stock eligible for repurchase under the repurchase authorization dated September 16, 2014.

Performance Graph

The following graph compares the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s S&P 500 Index and the Company’s selected peer group, including NutriSystem Inc., Herbalife Ltd., USANA Health Sciences, and Weight Watchers International, Inc.

	12/11	12/12	12/13	12/14	12/15	12/16

Medifast, Inc.	$100.00	$192.35	$190.45	$244.53	$223.20	$315.23
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Peer Group	100.00	78.74	133.27	85.13	107.19	96.19

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
(In thousands, except per share data)
Revenue	$274,534	$272,773	$285,285	$324,054	$318,571
Income from operations	26,859	28,684	30,246	38,410	27,140
Income from continuing operations before income taxes	27,122	29,671	31,693	39,043	28,356

Basic EPS from continuing operations	$1.51	$1.64	$1.66	$1.97	$1.34
Basic EPS	1.51	1.68	1.04	1.74	1.16
Diluted EPS from continuing operations	1.49	1.62	1.65	1.96	1.34
Diluted EPS	1.49	1.66	1.03	1.73	1.16
Cash dividends declared per share	1.07	0.25	-	-	-

Total Assets	$121,216	$116,118	$112,183	$130,693	$128,791
Current Portion of long-term debt and capital lease facilities	-	219	232	222	528
Total long-term debt and capital leases	-	-	242	474	3,809

Weighted average shares outstanding
Basic	11,842	11,959	12,670	13,774	13,722
Diluted	11,947	12,071	12,778	13,818	13,740

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

Impairment of Fixed Assets and Long-Lived Assets: We continually assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and our operating performance. Future events could cause us to conclude that impairment indicators exist and the carrying values of fixed and long-lived assets may be impaired. Any resulting impairment loss would be limited to the value of net fixed and long-lived assets.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the years ended December 31, 2016 and 2015, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States, Canada and various states and jurisdictions. We are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for the years before 2013.

Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of December 31, 2016 and 2015 were $394,000 and $323,000, respectively.

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

Background

The Company is engaged in the production, distribution, and sale of weight loss, weight management, and healthy living products and other consumable health and nutritional products. The Company’s product lines include weight loss, weight management, and healthy living meal replacements, snacks, hydration products and vitamins. Our product sales accounted for 97% of our revenues in 2016 and 2015.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend, number of active Health Coaches and average quarterly revenue generated per Health Coach in the Take Shape For Life® business unit.

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

CONSOLIDATED RESULTS OF OPERATIONS

2016 COMPARISON WITH 2015

Overview of the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

(tabular in thousands)

	Years Ended December 31,
	2016	2015	$ Change	% Change

Revenue	$274,534	$272,773	$1,761	1%
Cost of sales	68,870	71,458	(2,588)	-4%
Gross profit	205,664	201,315	4,349	2%

Selling, general, and administrative costs	178,805	172,631	6,174	4%

Income from operations	26,859	28,684	(1,825)	-6%

Other income (expense)
Interest and dividend income, net	283	661	(378)	-57%
Other income (expense)	(20)	326	(346)	-106%
	263	987	(724)	-73%

Income from continuing operations before income taxes	27,122	29,671	(2,549)	-9%
Provision for income tax expense	9,287	10,104	(817)	-8%

Income from continuing operations	17,835	19,567	(1,732)	-9%
Income (loss) from discontinued operations, net of tax	-	491	(491)	-100%
Net income	$17,835	$20,058	$(2,223)	-11%

% of revenue

Gross Profit	74.9%	73.8%
Selling, general, and administrative costs	65.1%	63.3%
Income from Operations	9.8%	10.5%

Revenue: Revenue increased to $274.5 million in 2016 compared to $272.8 million in 2015, an increase of $1.7 million. The increase for the year was driven by a revenue increase in the Take Shape For Life® business unit, which was the result of a price increase for the Take Shape For Life® business unit which became effective in April 2016, and an increase in the number of active Health Coaches and revenue per Health Coach. The improvements were partially offset by reduced revenues in the Medifast Direct, Medifast Wholesale, and MWCC business units despite price increases in the Medifast Direct and Medifast Wholesale business units, which became effective in April 2016. The year to date revenue to advertising spend ratio for continuing operations for 2016 was 29.2-to-1 compared to 17.9-to-1 for 2015. Total advertising spend, inclusive of broker fees, for continuing operations was $9.4 million in 2016 compared to $15.3 million in 2015.

For the year ended December 31, 2016, the percentage of total revenue by each business unit was as follows:

Take Shape For Life ®	81.0%
Medifast Direct	12.8%
MWCC	5.7%
Medifast Wholesale	0.5%

Take Shape For Life® revenue increased 10% to $222.4 million in 2016 compared with $202.2 million in 2015.  The increase in revenue from Take Shape For Life® was driven by an increase in the number of active Health Coaches and quarterly revenue per Health Coach, as well as the price increase effective April 2016. The number of active Health Coaches for the three months ended December 31, 2016 increased to 12,500 compared to 11,900 during the same period in 2015, an increase of 5%. The quarterly revenue per Health Coach increased 3% to $4,158 for the three months ended December 31, 2016 compared to $4,039 for the three months ended December 31, 2015.

Medifast Direct sales revenue decreased 28% to $35.1 million in 2016 as compared with $48.7 million in 2015, a decrease of $13.6 million. Revenues in this business unit are driven primarily by targeted customer marketing and advertising. Sales were down in comparison to 2015 as new customer acquisition continues to be challenging, partially offset by a price increase effective April 2016. The Company reduced advertising spending and only invested in initiatives that met distinct criteria in an effort to focus on determining the ideal media mix to optimize profitability.

MWCC business unit revenue decreased 8% in 2016, with revenue of $15.7 million in 2016 compared to $17.1 million in 2015, a decrease of $1.4 million. There were 37 franchise centers and 19 reseller locations in operation as of December 31, 2016, as compared to 61 centers as of December 31, 2015. The decrease in the franchise centers over the 12 month period was the result of 19 centers transitioning to the authorized reseller model as well as the closing of 5 centers. The decrease in revenue for the year was primarily driven by fewer centers being in operation during the year and a decrease in same store sales.

Medifast Wholesale revenue decreased 73%, or $3.5 million, to $1.3 for the year ended December 31, 2016 compared to $4.8 million for the year ended December 31, 2015. The decrease was due to the loss of certain accounts resulting from Medifast’s enforcement of business partner compliance to distribution requirements.

Costs of Sales: Cost of sales decreased $2.6 million in 2016 to $68.9 million as compared to $71.5 million in 2015, primarily due to decreased shipping costs. As a percentage of sales, gross margin increased to 74.9% in 2016 from 73.8% in 2015. The gross margin improvement for the year was primarily driven by the price increases implemented in March 2015 and April 2016, and also decreased shipping costs being realized.

Selling, General and Administrative Costs: Selling, general and administrative expenses increased by $6.2 million compared to 2015. Selling, general and administrative expenses include $2.0 million and $1.8 million in research and development costs for the years ended December 31, 2016 and 2015, respectively. As a percentage of sales, selling, general and administrative expenses increased to 65.1% versus 63.3% in 2015. The year ended December 31, 2016 includes $6.1 million in asset impairment costs and $1.2 million in restructuring costs. The year ended December 31, 2015 includes $2.1 million of extraordinary legal expenses resulting from certain Schedule 13D filings. Excluding these items, selling, general, and administrative expense increased $1.0 million. Adjusted selling, general, and administrative expenses as a percentage of sales remained flat at 62.5% for the years ended December 31, 2016 and 2015.

Take Shape For Life® commission expense, a variable expense based upon product sales, increased by approximately $9.0 million, or 10.8%, which is in line with the 10% increase in revenue year-over-year. Health Coaches are compensated on product sales referred to the Company. Health Coaches can earn compensation under the Integrated Compensation Plan in two ways:

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

Salaries and benefits increased by approximately $0.7 million in 2016 as compared to 2015. The year-over-year increase was primarily driven by the recruiting and onboarding expenses incurred to fill several senior level positions, including the Company’s new Chief Executive Officer. This was partially offset by savings recognized in connection with the restructuring that took place during the year.

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

The following table summarizes the severance accruals incurred as of December 31, 2016, excluding the reversal of prior year stock accrual:

Accrued balance as of December 31, 2015	$-
Charges incurred during the year	1,343
Payments during the year	(997)
Accrued balance as of December 31, 2016	$346

Sales and marketing expense decreased by $5.9 million in 2016 as compared to the prior year. The decrease was primarily driven by reduced advertising spending and also a decrease in the costs associated with Take Shape For Life® incentive events. These reductions were partially offset by an increase in the Company’s research and development costs related to an ongoing study. Total advertising spend was $9.4 million in 2016 versus $15.3 million in 2015.

General expenses decreased $1.9 million in 2016 as compared to 2015. The decrease was primarily driven by reduced legal fees, mainly attributable to the $2.1 million of extraordinary expenses resulting from 13D filings incurred during 2015 related to Engaged Capital. The Company reached a settlement agreement with Engaged Capital during the first quarter of 2015 and no additional expenses have been incurred. The significant decrease in legal expenses was partially offset by an increase in consulting expenses.

Other expenses increased by $4.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The 2016 expense includes a $6.1 million impairment for the abandonment of the Take Shape For Life® software that was under development during the year. The impairment cost was partially offset by a reduction in depreciation expense.

Income taxes: In 2016, the Company recorded $9.3 million in income tax expense, an effective tax rate of 34.2%. In 2015, the Company recorded $10.1 million in income tax expense, an effective tax rate of 34.1%. The increase in the effective tax rate in 2016 over 2015 was the result of an increase in the state tax and a reduction in the research and development credits, offset by an increase in the domestic manufacturing deduction. The Company anticipates a tax rate of approximately 34 – 35% in 2017.

Income from continuing operations: Income from continuing operations was $17.8 million in 2016 as compared to $19.6 million in 2015, a decrease of $1.8 million. Pre-tax profit as a percent of sales decreased to 9.9% for the year ended December 31, 2016 compared to 10.9% for the year ended December 31, 2015. Excluding the asset impairment, restructuring charges, and extraordinary legal expenses, income from continuing operations for the years ended December 31, 2016 and 2015 would have been $22.6 million and $20.9 million, respectively.

Loss from discontinued operations: In 2014, the Company exited the MWCC corporate center model with the sale of 41 centers to existing franchise partners and the closure of the remaining 34 corporate centers. The Company had negligible income from discontinued operations for the year ended December 31, 2016 compared to $ 0.5 million in income in the year ended December 31, 2015 primarily resulting from the settlement of lease agreements.

Net income: Net income was $17.8 million in 2016 compared to $20.1 million in 2015. The year-over-year change was driven by the factors described above in the explanations for income from continuing operations and loss from discontinued operations.

CONSOLIDATED RESULTS OF OPERATIONS

2015 COMPARISON WITH 2014

Overview of the Year Ended December 31, 2015 Compared to the Year Months Ended December 31, 2014

(tabular in thousands)

	Years Ended December 31,
	2015	2014	$ Change	% Change

Revenue	$272,773	$285,285	$(12,512)	-4%
Cost of sales	71,458	76,078	(4,620)	-6%
Gross profit	201,315	209,207	(7,892)	-4%

Selling, general, and administrative costs	172,631	178,961	(6,330)	-4%

Income from operations	28,684	30,246	(1,562)	-5%

Other income
Interest and dividend income, net	661	716	(55)	-8%
Other income	326	731	(405)	-55%
	987	1,447	(460)	-32%

Income from continuing operations before income taxes	29,671	31,693	(2,022)	-6%
Provision for income tax expense	10,104	10,664	(560)	-5%

Income from continuing operations	19,567	21,029	(1,462)	-7%
Income (loss) from discontinued operations, net of tax	491	(7,848)	8,339	-106%
Net income	$20,058	$13,181	$6,877	52%

% of revenue

Gross profit	73.8%	73.3%
Selling, general, and administrative costs	63.3%	62.7%
Income from operations	10.5%	10.6%

Revenue: Revenue decreased to $272.8 million in 2015 compared to $285.3 million in 2014, a decrease of $12.5 million. The year to date revenue to advertising spend ratio for continuing operations for 2015 was 17.9-to-1 compared to 16.8-to-1 for 2014. Total advertising spend, inclusive of broker fees, for continuing operations was $15.3 million in 2015 compared to $17.0 million in 2014.

For the year ended December 31, 2015, the percentage of total revenue by each business unit was as follows:

Take Shape For Life ®	74.1%
Medifast Direct	17.8%
MWCC	6.3%
Medifast Wholesale	1.8%

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

Medifast Direct Sales revenue decreased 15% to $48.7 million in 2015 as compared with $57.2 million in 2014, a decrease of $8.5 million. Revenues in this business unit are driven primarily by targeted customer marketing and advertising. Sales were down in comparison to 2014 as new customer acquisition continues to be challenging. To optimize profitability, we decreased our advertising spend in 2015 by 10.1% in comparison to 2014.

Franchise Medifast Weight Control Centers business unit revenue increased 11% year-over-year, with revenue of $17.1 million in 2015 compared to $15.4 million in 2014. Sixty-one franchise centers were in operation as of December 31, 2015, as compared to 73 Centers as of December 31, 2014. Twelve Centers were closed during the year, including 10 corporate centers that were transitioned to the franchise model in June of 2014. The increase in revenue was the result of sales derived from corporate centers that were transitioned to the franchise model in June 2014 and December 2014, partially offset by decreased sales per Center and the closure of two Centers opened greater than a year.

Medifast Wholesale revenue decreased 20%, or $1.2 million, to $4.8 for the year ended December 31, 2015 compared to $6.0 million for the year ended December 31, 2014. The decrease was due to the loss of certain accounts resulting from Medifast’s enforcement of business partner compliance distribution requirements.

Costs of Sales: Cost of sales decreased $4.6 million in 2015 to $71.5 million as compared to $76.1 million in 2014, primarily due to decreased sales volumes. As a percentage of sales, gross margin increased to 73.8% in 2015 from 73.3% in 2014. The gross margin improvement was primarily driven by price increases and shipping efficiencies recognized during the year.

Selling, General and Administrative Costs: Selling, general and administrative expenses decreased by $6.3 million compared to 2014. Selling, general and administrative expenses include $1.8 million and $1.3 million in research and development costs for the years ended December 31, 2015 and 2014, respectively. As a percentage of sales, selling, general and administrative expenses increased to 63.3% versus 62.7% in 2014. Selling general and administrative costs include $2.1 million and $2.6 million for 2015 and 2014, respectively, of extraordinary legal expenses resulting from certain Schedule 13D filings. Fiscal year 2014 also includes a $2.0 million accrual for a franchise loan default guaranteed by Medifast. Excluding these items, selling, general, and administrative expense decreased $3.8 million. Adjusted selling, general, and administrative expenses as a percentage of sales increased to 62.5% of sales in 2015 as compared to 61.1% in 2014.

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

Income taxes: In 2015, the Company recorded $10.1 million in income tax expense, an effective tax rate of 34.1%. In 2014, the Company recorded $10.7 million in income tax expense, an effective tax rate of 33.6%. The increase in the effective tax rate in 2015 over 2014 was the result of benefits realized in 2014 from research and development credits that were retroactive to 2010.

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

Loss from discontinued operations: In 2014, the Company exited the MWCC corporate center model with the sale of 41 Centers to existing franchise partners and the closure of the remaining 34 corporate centers. The Company had $0.5 million in income from discontinued operations in 2015 compared to a $7.8 million loss from discontinued operations in 2014. The income generated in 2015 was primarily the result of the settlement of lease agreements offset by incremental closure costs incurred during the year.

Net income: Net income was $20.1 million in 2015 compared to $13.2 million in 2014. The year-over-year change was driven by the factors described above in the explanations for income from continuing operations and loss from discontinued operations.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with GAAP, the Company provides certain non-GAAP financial measures, including adjusted selling, general, and administrative expense, adjusted income from operations, adjusted income from continuing operations, and adjusted diluted earnings per share. For the year ended December 31, 2016, the Company’s non-GAAP financial measures exclude the impairment of the fixed asset incurred in the second quarter of 2016 and the restructuring charges incurred in the first quarter of 2016. For the year ended December 31, 2015, the Company’s non-GAAP financial measures exclude the extraordinary legal and advisory expenses incurred in connection with the Schedule 13D filings. For the year ended December 31, 2014, the Company’s non-GAAP financial measures exclude the extraordinary legal and advisory expenses incurred in connection with the Schedule 13D filings and a franchise loan default guaranteed by the Company. These non-GAAP measures are being provided as pro-forma statements to provide information regarding expected future performance. The departed executives included in the restructuring were employed in 2015 and 2014; and therefore, the 2016 results excluding these charges are not comparative to the 2015 and 2014 results.

The reconciliations of these non-GAAP financial measures are as follows (tabular in thousands):

	Years Ended December 31,
	2016	2015	2014

Selling, general, and administrative	$178,805	$172,631	$178,961
Adjustments
Impairment of assets	6,083	-	-
Restructuring charges	1,166	-	-
Legal expenses- 13D	-	2,084	2,597
Franchise loan guarantee accrual	-	-	1,980
Adjusted selling, general, and administrative	$171,556	$170,547	$174,384

	Years Ended December 31,
	2016	2015	2014

Income from operations	$26,859	$28,684	$30,246
Adjustments
Impairment of assets	6,083	-	-
Restructuring charges	1,166	-	-
Legal expenses- 13D	-	2,084	2,597
Franchise loan guarantee accrual	-	-	1,980
Adjusted income from operations	$34,108	$30,768	$34,823

	Years Ended December 31,
	2016	2015	2014

Income from continuing operations	$17,835	$19,567	$21,029
Adjustments (1)
Impairment of assets	4,000	-	-
Restructuring charges	767	-	-
Legal expenses- 13D	-	1,374	1,761
Franchise loan guarantee accrual	-	-	1,342
Adjusted income from continuing operations	$22,602	$20,941	$24,132
Income (loss) from discontinued operations, net of tax	-	491	(7,848)
Adjusted net income	$22,602	$21,432	$16,284

Diluted earnings per share from continuing operations (2)	$1.49	$1.62	$1.65
Impact for adjustments (2)	0.40	0.11	0.24
Adjusted diluted earnings per share from continuing operations (2)	$1.89	$1.73	$1.89
Diluted earnings (loss) per share from discontinued operations (2)	$-	$0.04	$(0.62)
Adjusted diluted earnings per share (2)	$1.89	$1.77	$1.27

(1) The tax effected impact of adjustments is calculated utilizing the effective tax rate for the year presented, which may differ for quarterly and year-to-date periods.

(2) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Excluding the impact of the items listed above, adjusted selling, general, and administrative expense were $171.6 million, $170.5 million, and $174.4 million for the years ended December 31, 2016, 2015, and 2014, respectively, Adjusted income from operations was $34.1 million, $30.8 million, and $34.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. Adjusted income from continuing operations for the years ended December 31, 2016, 2015, and 2014 were $22.6 million, or $1.89 per share, $20.9 million, or $1.73 per share, and $24.1 million, or $1.89 per share, respectively.

Liquidity and Capital Resources

The Company had stockholders’ equity of $96.0 million and working capital of $76.9 million at December 31, 2016 compared with $88.6 million and $63.3 million at December 31, 2015. The $7.4 million net increase in stockholder’s equity reflects $17.8 million in 2016 net income offset by $12.9 million used to declare dividends to stockholders as well as other equity transactions as outlined in the “Condensed Consolidated Statement of Changes in Stockholders’ Equity” included in our consolidated financial statements. A dividend of $0.32 per share to the Company’s common stockholders was declared on December 8, 2016 and will be paid in the first quarter of 2017. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the declaration and payment of dividends. The Company’s cash and cash equivalents position increased from $42.0 million at December 31, 2015 to $52.4 million at December 31, 2016.

In the year ended December 31, 2016 the Company generated cash flow of $26.0 million from continuing operations, partially attributable to $17.8 million in income from continuing operations. Cash provided by operating activities of $16.6 million primarily includes asset impairment of $6.1 million, depreciation and amortization of $5.4 million, share-based compensation of $3.4 million, a $0.8 million increase in accounts payable and accrued expenses, net realized loss on investment securities of $0.3 million, a $0.2 million decrease in accounts receivable and a $0.3 million decrease in prepaid income taxes. This was offset by cash used by operating activities of a $5.0 million increase in inventory, deferred income taxes of $2.8 million and a $0.6 million increase in prepaid expenses and other current assets.

Net cash used in operating activities from discontinued operations was $0.6 million including a $1.0 million decrease in accounts payable and accrued expenses and $0.4 million decrease in accounts receivable.

In the year ended December 31, 2016, net cash used in investing activities from continuing operations was $2.0 million, driven by $26.7 million of cash generated by the sale of investment securities and $0.7 million proceeds from the sale of property and equipment. This was offset by $29.5 million in cash used by investing activities, consisting of $26.6 million for the purchase of investment securities and $2.9 million for the purchase of property and equipment.

In the year ended December 31, 2016, financing activities from continuing operations used $13.5 million in cash. The Company used $11.9 for cash dividends paid to stockholders, $1.3 million to repurchase shares of the Company’s common stock to cover employee taxes, and $0.2 million to repay capital leases. Options exercised by executives and directors provided $0.3 million in cash and the Company realized a $0.2 million cash benefit for excess tax benefits from share-based compensation. As of December 31, 2016, there are 847,567 shares of the Company’s common stock eligible for repurchase under the repurchase authorization dated September 16, 2014.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities.

The Company evaluates acquisitions from time to time as presented, which may result in the Company incurring debt to fund the acquisitions.

Contractual Obligations and Commercial Commitments

The Company has the following contractual obligations as of December 31, 2016 (in thousands):

	Less Than 1 Year	1 - 3 Years	Total

Operating Leases (a)	$1,111	$137	$1,248
Operating Leases for Closed MWCC Centers (b)	58	-	58
Operating Leases for Sold MWCC Centers (c)	604	180	784
Unconditional Purchase Obligations (d)	300	50	350

Total contractual obligations	$2,073	$367	$2,440

(a)	The Company has operating leases in place for leased corporate offices, our Texas Distribution center, our raw materials warehouse, and the Company’s printers.
(b)	The Company has 3 operating leases in place that extend beyond December 31, 2016 for closed Medifast Corporate Weight Control Centers. The Company is actively seeking to reach lease termination agreements on these obligations.
(c)	The Company has 17 operating leases in place that extend beyond December 31, 2016 for previous Medifast Corporate Weight Control Centers sold to franchise partners. The Company remains named on the leases, however the obligations have been subleased to the franchisees.
(d)	The Company has an unconditional purchase obligation for the monthly license expense of a system used to support the Take Shape For Life® business unit.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, U.S. money market securities, and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at December 31, 2016, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

ITEM 8. FINANCIAL STATEMENTS

The information required by this item is set forth on pages 31 to 49 hereto and incorporated by reference herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ending December 31, 2016.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective as of December 31, 2016.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, was audited by RSM US LLP, our independent registered public accounting firm, as stated in their report appearing below.

Changes in our Internal Control

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Medifast, Inc.

We have audited Medifast, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of the Company and our report dated March 16, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Baltimore, Maryland

March 16, 2017

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2017 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report

(a)	1. Financial Statements

See Index to the Consolidated Financial Statements on page 31 of this Report

2. Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements

3. Exhibits

Reference is made to the Exhibit Index on page 50 of this Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Report.

MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Medifast, Inc.

We have audited the consolidated balance sheets of Medifast, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medifast, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

Baltimore, Maryland

March 16, 2017

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2016 and 2015

(In thousands, except per share amounts)

	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$52,436	$42,037
Accounts receivable-net of allowance for sales returns and doubtful accounts of $449 and $417	1,387	1,633
Inventory	18,311	13,335
Investment securities	24,412	25,072
Income taxes, prepaid	1,249	1,549
Prepaid expenses and other current assets	3,502	2,886
Current assets of discontinued operations	-	353
Total current assets	101,297	86,865

Property, plant and equipment - net	19,753	29,029
Other assets	162	205
Long-term assets of discontinued operations	4	19

TOTAL ASSETS	$121,216	$116,118

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$24,300	$22,504
Current maturities of capital leases	-	219
Current liabilities of discontinued operations	121	841
Total current liabilities	24,421	23,564

Other liabilities:
Deferred tax liabilities	779	3,682
Long-term liabilities of discontinued operations	-	288
Total liabilities	25,200	27,534

Stockholders' Equity:
Common stock; par value $.001 per share; 20,000 shares authorized; 12,027 and 12,014 issued at December 31, 2016 and 2015, respectively 11,871 and 11,797 outstanding at December 31, 2016 and 2015, respectively	12	12
Additional paid-in capital	2,672	-
Accumulated other comprehensive loss	(165)	(62)
Retained earnings	93,497	88,634
Total stockholders' equity	96,016	88,584

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$121,216	$116,118

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2016, 2015, and 2014

(In thousands, except per share amounts & dividend data)

	2016	2015	2014

Revenue	$274,534	$272,773	$285,285
Cost of sales	68,870	71,458	76,078
Gross profit	205,664	201,315	209,207

Selling, general, and administrative	178,805	172,631	178,961

Income from operations	26,859	28,684	30,246

Other income (expense)
Interest and dividend income, net	283	661	716
Other income (expense)	(20)	326	731
	263	987	1,447

Income from continuing operations before income taxes	27,122	29,671	31,693
Provision for income taxes	9,287	10,104	10,664

Income from continuing operations	17,835	19,567	21,029
Income (loss) from discontinued operations, net of tax	-	491	(7,848)
Net income	$17,835	$20,058	$13,181

Basic earnings (loss) per share
Earnings per share from continuing operations	$1.51	$1.64	$1.66
Earnings (loss) per share from discontinued operations	$-	$0.04	$(0.62)
Earnings per share	$1.51	$1.68	$1.04

Diluted earnings (loss) per share
Earnings per share from continuing operations	$1.49	$1.62	$1.65
Earnings (loss) per share from discontinued operations	$-	$0.04	$(0.62)
Earnings per share	$1.49	$1.66	$1.03

Weighted average shares outstanding -
Basic	11,842	11,959	12,670
Diluted	11,947	12,071	12,778

Cash dividends declared per share	$1.07	$0.25	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2016, 2015, and 2014

(In thousands)

	2016	2015	2014

Net income	$17,835	$20,058	$13,181
Other comprehensive income, net of tax
Change in foreign currency translation, net of tax	7	64	-
Change in unrealized gains/(losses) on marketable securities:
Change in fair value of marketable securities, net of tax	(175)	(245)	207
Adjustment for net (gains)/losses realized and included in net income, net of tax	65	(316)	(475)
Total change in unrealized losses on marketable securities, net of tax	(110)	(561)	(268)

Other comprehensive loss	(103)	(497)	(268)

Comprehensive income	$17,732	$19,561	$12,913

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2016, 2015, and 2014

(In thousands, except par value)

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated other comprehensive income/(loss)	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2013	13,143	$13	$-	$703	$97,700	$-	$98,416

Share-based compensation	387	-	3,918	-	-	-	3,918
Net shares repurchased for employee taxes	(38)	-	(1,152)	-	-	-	(1,152)
Share-based compensation tax benefit	-	-	275	-	-	-	275
Treasury stock purchases	-	-	-	-	-	(33,894)	(33,894)
Treasury stock retirement	(1,127)	(1)	(1,909)	-	(31,984)	33,894	-
Net income	-	-	-	-	13,181	-	13,181
Other comprehensive loss	-	-	-	(268)	-	-	(268)

Balance, December 31, 2014	12,365	$12	$1,132	$435	$78,897	$-	$80,476

Options exercised by executives and directors	2	-	44	-	-	-	44
Share-based compensation	51	-	3,081	-	-	-	3,081
Net shares repurchased for employee taxes	(40)	-	(1,296)	-	-	-	(1,296)
Share-based compensation tax benefit	-	-	247	-	-	-	247
Cash dividends declared to stockholders	-	-	-	-	(3,013)	-	(3,013)
Treasury stock purchases	-	-	-	-	-	(10,516)	(10,516)
Treasury stock retirement	(364)	-	(3,208)	-	(7,308)	10,516	-
Net income	-	-	-	-	20,058	-	20,058
Other comprehensive loss	-	-	-	(497)	-	-	(497)

Balance, December 31, 2015	12,014	$12	$-	$(62)	$88,634	$-	$88,584

Options exercised by executives and directors	12	-	299	-	-	-	299
Share-based compensation	41	-	3,428	-	-	-	3,428
Net shares repurchased for employee taxes	(40)	-	(1,285)	-	(57)	-	(1,342)
Share-based compensation tax benefit	-	-	230	-	-	-	230
Cash dividends declared to stockholders	-	-	-	-	(12,915)	-	(12,915)
Net income	-	-	-	-	17,835	-	17,835
Other comprehensive loss	-	-	-	(103)	-	-	(103)

Balance, December 31, 2016	12,027	$12	$2,672	$(165)	$93,497	$-	$96,016

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015 and 2014

(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$17,835	$20,058	$13,181
Income from discontinued operations, net of tax	-	491	(7,848)
Income from continuing operations	17,835	19,567	21,029
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations
Depreciation and amortization	5,405	7,115	8,052
Realized (gain)/loss on investment securities, net	313	(458)	(771)
Share-based compensation	3,428	3,081	3,918
Deferred income taxes	(2,829)	(106)	286
Impairment of fixed assets	6,083	-	-
(Gain)/loss on disposal of fixed assets	(12)	81	(29)
Changes in assets and liabilities which provided (used) cash:
Inventory	(4,976)	2,400	1,802
Accounts receivable	246	17	(708)
Income taxes, prepaid	300	3,550	(5,198)
Prepaid expenses and other current assets	(616)	(56)	(349)
Other assets	43	292	(318)
Accounts payable and accrued expenses	770	(2,363)	(376)
Net cash provided by operating activities- continuing operations	25,990	33,120	27,338
Net cash used in operating activities- discontinued operations	(640)	(3,709)	(1,802)
Net cash provided by operating activities	25,350	29,411	25,536
Cash Flow from Investing Activities:
Sale of investment securities	26,741	11,880	29,636
Purchase of investment securities	(26,578)	(9,250)	(26,080)
Sale of property and equipment	676	-	-
Purchase of property and equipment	(2,876)	(2,819)	(7,024)
Net cash used in investing activities- continuing operations	(2,037)	(189)	(3,468)
Net cash provided by operating activities- discontinued operations	-	-	950
Net cash used in investing activities	(2,037)	(189)	(2,518)
Cash Flow from Financing Activities:
Repayment of capital leases	(219)	(255)	(222)
Decrease in note receivable	-	45	52
Net shares repurchased for employee taxes	(1,342)	(1,296)	(1,152)
Options exercised by executives and directors	299	44	-
Excess tax benefits from share-based compensation	230	247	275
Purchase of treasury stock	-	(10,516)	(33,894)
Cash dividends paid to stockholders	(11,889)	-	-
Net cash used in financing activities	(12,921)	(11,731)	(34,941)

Foreign currency impact	7	87	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,399	17,578	(11,923)
Cash and cash equivalents - beginning of the period	42,037	24,459	36,382
Cash and cash equivalents - end of period	$52,436	$42,037	$24,459

Supplemental disclosure of cash flow information:
Interest paid	$24	$22	$131
Income taxes paid	$11,615	$4,182	$12,721
Dividends declared included in accounts payable	$4,039	$3,013	$-

The accompanying notes are an integral part of these consolidated financial statements.

Medifast, Inc. and subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016, 2015, and 2014

(Tabular in thousands, except per share data)

General

1. NATURE OF THE BUSINESS

Medifast, Inc. (the “Company” or “Medifast”) is a Delaware corporation, incorporated in 1989. The Company’s operations are primarily conducted through eight of its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Optavia LLC, Take Shape For Life, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Medifast Nutrition, Inc. and Seven Crondall, LLC. The Company is engaged in the production, distribution, and sale of weight loss, weight management, and healthy living products and other consumable health and nutritional products. Medifast product lines include weight loss, weight management, and healthy living meal replacements, snacks, hydration products and vitamins. The Company has one modern, Food and Drug Administration (“FDA”)-approved manufacturing facility located in Owings Mills, Maryland.

These products are sold through various means, including the internet, call center, independent health advisors, medical professionals, franchise weight loss clinics, and direct consumer marketing supported via the phone and internet. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., Take Shape For Life, LLC, Seven Crondall Associates, LLC, Jason Properties, LLC, Medifast Franchise Systems, Inc., Medifast Nutrition, Inc., Optavia LLC, Performance Products LLC, and Jason Enterprises, Inc. All inter-Company transactions and balances have been eliminated in consolidation.

Reclassification – Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation. No reclassification in the consolidated financial statements had a material impact on the presentation except the reclassification of all deferred tax assets and deferred tax liabilities as noncurrent in accordance with the Company’s early adoption of ASU 2015-17 during the fourth quarter of 2016.

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

Fair Value of Financial Instruments - Our financial instruments include cash and cash equivalents, investment in available-for-sale securities, and trade receivables. The carrying amounts of cash and cash equivalents, and trade receivables approximate fair value due to their short maturities. The fair values of investment in available-for-sale securities are based on dealer quotes.

Accounts Receivable and Allowance for Sales Returns and Doubtful Accounts - Accounts receivable are recorded net of reserves for sales returns and allowances, and net of provisions for doubtful accounts.

We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of December 31, 2016 and 2015 was $394,000 and $323,000, respectively.

Allowances for doubtful accounts are based primarily on an analysis of aged accounts receivable balances and the credit worthiness of our customers as determined by credit checks and analysis, as well as customer payment history. The allowance for doubtful accounts as of December 31, 2016 and 2015 was $55,000 and $94,000, respectively.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the years ending December 31, 2016 and 2015, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States, Canada and various states jurisdictions. We are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for the years before 2013.

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

Advertising Costs - Advertising costs are expensed as incurred, except for the preparation, layout, design and production of advertising costs which are expensed when the advertisement is first used. Advertising expense for continuing operations, excluding broker fees, for the years ended December 31, 2016, 2015, and 2014, amounted to $9.4 million, $15.3 million, and $17.0 million, respectively.

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

Research and Development- The Company incurs research and development costs in connection with the development of new products and programs, which are expensed as incurred. The Company also invests in studies to evaluate the effectiveness of our products and programs, the costs of which are recognized evenly over the duration of the study. The Company incurred $2.0 million, $1.8 million, and $1.3 million in research and development expense for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The following table sets forth the computation of basic and diluted EPS:

	Years Ended December 31,
	2016	2015	2014
Numerator:
Income from continuing operations	$17,835	$19,567	$21,029
Income/(loss) from discontinued operations	-	491	(7,848)
Net income	$17,835	$20,058	$13,181

Denominator:
Weighted average shares of common stock outstanding	11,842	11,959	12,670
Effect of dilutive common stock equivalents	105	112	108

Weighted average shares of common stock outstanding	11,947	12,071	12,778

EPS:
Basic earnings (loss) per share
Earnings per share from continuing operations	$1.51	$1.64	$1.66
Earnings (loss) per share from discontinued operations	$-	$0.04	$(0.62)
Earnings per share	$1.51	$1.68	$1.04

Diluted earnings per share
Earnings per share from continuing operations	$1.49	$1.62	$1.65
Earnings (loss) per share from discontinued operations	$-	$0.04	$(0.62)
Earnings per share	$1.49	$1.66	$1.03

The calculation of diluted earnings per share excluded 35,000, 69,375 and 67,375 antidilutive options outstanding for the years ended December 31, 2016, 2015, and 2014 respectively. The calculation of diluted earnings per share for the year ended December 31, 2016 also excluded 93 antidilutive restricted stock awards.

Share-Based Compensation - Share-based compensation consists primarily of restricted stock awards, market- and performance-based share awards, and stock options granted to employees and directors. Restricted stock awards are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the requisite service period. The fair value of the incentive stock options and non-qualified stock options is calculated using the Black-Scholes option pricing model as of the grant date and recognized over the service period. Market and performance-based share awards that are tied to the Company’s total shareholder return and stock price are valued using the Monte Carlo method and are recognized as expense over the award’s achievement period. The Company issues new shares upon the exercise of stock options and the granting of restricted stock awards.

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

ASU 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payable Accounting allows for the simplification of accounting for stock compensation in relation to income taxes, classification of awards as equity or liabilities and classification on the statement of cash flows. The pronouncement is effective for fiscal years beginning after December 15, 2016. Management has evaluated the pronouncement and determined that it will not have a material impact on the Company’s financial statements.

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

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requires the Company to recognize inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business less costs of completion, disposal, and transportation. The pronouncement is effective for fiscal years beginning after December 31, 2016. Management has evaluated the pronouncement and determined that it will not have a material impact on the Company’s financial statements.

ASU 2015-09, Revenue from Contracts with Customers (Topic 606), requires the Company to recognize revenue for the transfer of goods or services to customers for the amount the Company expects to be entitled to in exchange for those goods or services. The Company will be required to identify the contract, identify the relevant performance obligations, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize the revenue when the entity satisfies a performance obligation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2017. Management is evaluating the effect that the provisions of ASU 2015-09 will have on the Company’s financial statements.

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

The following table represents cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities as of:

	December 31, 2016
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$52,005	$-	$-	$-	$52,005	$52,005	$-

Level 1:
Money market accounts	431	-	-	-	431	431	-
Government & agency securities	2,655	-	(48)	9	2,616	-	2,616
	3,086	-	(48)	9	3,047	431	2,616

Level 2:
Municipal bonds	21,836	-	(348)	308	21,796	-	21,796
	21,836	-	(348)	308	21,796	-	21,796

Total	$76,927	$-	$(396)	$317	$76,848	$52,436	$24,412

	December 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$38,276	$-	$-	$-	$38,276	$38,276	$-

Level 1:
Money market accounts	3,761	-	-	-	3,761	3,761	-
Mutual funds	9,654	37	(444)	-	9,247	-	9,247
Corporate equity securities	1,332	246	(76)	-	1,502	-	1,502
Government & agency securities	5,425	25	(19)	17	5,448	-	5,448
	20,172	308	(539)	17	19,958	3,761	16,197

Level 2:
Municipal bonds	2,735	42	(3)	20	2,794	-	2,794
Corporate bonds	6,054	22	(41)	46	6,081	-	6,081
	8,789	64	(44)	66	8,875	-	8,875

Total	$67,237	$372	$(583)	$83	$67,109	$42,037	$25,072

The Company had a realized loss of $313 thousand for the year ended December 31, 2016, and realized gains of $458 thousand and $771 thousand for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2016, 2015, and 2014, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range up to 5 years for municipal bonds and for government and agency securities.

4. INVENTORIES

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

Inventories consisted of the following as of:

	December 31, 2016	December 31, 2015
Raw materials	$6,015	$3,666
Packaging	1,202	788
Non-food finished goods	701	635
Finished goods	11,219	8,545
Reserve for obsolete inventory	(826)	(299)
	$18,311	$13,335

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of:

	December 31, 2016	December 31, 2015
Land	$565	$650
Building and leasehold improvements	12,698	13,122
Equipment and fixtures	42,342	61,573
Vehicles	149	149
	$55,754	$75,494
Less accumulated depreciation and amortization	36,001	46,465
Property, plant and equipment- net	$19,753	$29,029

Depreciation and amortization expense for continuing operations for the years ended December 31, 2016, 2015 and 2014 was $5.4 million, $7.1 million, and $8.1 million, respectively. The Company did not incur any depreciation and amortization expense for discontinued operations related to the Medifast Corporate Weight Control Centers for the years ended December 31, 2016 and 2015, and incurred $1.7 million for the year ended December 31, 2014. As a result of the sale and closure of the Medifast Weight Control Centers, the Company incurred an asset impairment loss of $3.3 million in 2014 that is included in discontinued operations.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of:

	December 31, 2016	December 31, 2015
Trade payables	$9,580	$11,264
Sales commissions payable	4,757	4,245
Accrued payroll and related taxes	5,402	3,440
Dividends payable	4,039	3,013
Sales tax payable	522	542
	$24,300	$22,504

7. LEASES

Operating Leases:

As of December 31, 2016, the Company leases office space for corporate offices, a distribution facility in Texas, a raw materials warehouse in Maryland, as well as 20 previously corporate-operated Medifast Weight Control Centers under lease terms ranging from five to ten years. The 20 leases include 3 closed Centers and 17 leases for Centers that were sold to franchise partners during 2014 and entered into sublease agreements with the franchisees. The Company accrued for the remaining lease obligations net of any sublease income in 2014, see Note 11 for exit activity and clinic obligations. Monthly payments under the Medifast Weight Control Centers leases range in price from $1,800 to $4,200. The Company is additionally required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

The following table summarizes our future minimum rental and lease payments required under non-cancelable original lease terms in excess of one year as of December 31, 2016:

Operating Leases
2017	$1,773
2018	296
2019	21
Total minimum lease payments	$2,090

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $0.8 million due under future non-cancelable subleases.

The following is a summary of the Company’s rent expense for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014

Continuing operations	$1,276	$1,506	$1,460
Discontinued operations	-	(1,002)	7,189
	$1,276	$504	$8,649

For the year ended December 31, 2015, the positive impact to rent expense was due to lease termination agreements that resulted in the reversal of rent obligations estimates that were expensed in 2014. For the year ended December 31, 2014 the discontinued operations rent expense includes an accrual of $4.4 million for continuing obligations for operating leases related to centers closed during the periods.

Equipment lease expense for continuing operations for the years ended December 31, 2016, 2015, and 2014 was $0.7 million, $1.0 million, and $1.2 million, respectively.

8. INCOME TAXES

The components of the income tax expense from continuing operations for the years ended December 31, 2016, 2015, and 2014 are as follows:

	2016	2015	2014
Current
Federal	$11,605	$9,814	$10,282
State	511	396	96
Total current	12,116	10,210	10,378

Deferred
Federal	(3,078)	(125)	176
State	253	39	206
Foreign	(4)	(20)	(96)
Total deferred	(2,829)	(106)	286

Total income tax expense from continuing operations	$9,287	$10,104	$10,664

The total tax provision for the years ended December 31, 2016, 2015, and 2014 was $9.0 million, $9.9 million, $4.9 million, respectively. Those amounts have been allocated to the following financial statement items:

44

	2016	2015	2014

Income from continuing operations	$9,287	$10,104	$10,664
Income/(loss) from discontinued operations	-	387	(5,302)
Stockholders' equity, unrealized gain loss on investment securities & foreign currency	(74)	(357)	(182)
Additional paid in capital, share-based compensation tax benefit	(230)	(247)	(275)

Total income tax expense	$8,983	$9,887	$4,905

The Company elected to early adopt pronouncement ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, as of December 31, 2016 and applied its provisions retrospectively to each prior period presented for comparative purposes. The provision requires the Company to classify all deferred tax assets and liabilities as noncurrent, For the years ended December 31, 2016, 2015, and 2014, the Company reclassified $1.7 million, $1.2 million, and $3.7 million, respectively, in current net deferred tax assets against the Company’s non-current deferred tax liability.

Deferred tax assets (liabilities) consisted of the following at December 31,

	2016	2015	2014

Reserves on inventory and sales	$446	$199	$291
Credit and loss carryforwards	527	735	699
Stock compensation	1,333	1,149	1,283
Accrued expenses and deferred costs	638	1,068	3,170
Inventory capitalization	252	49	142
Sales tax accrual	-	-	8
Unrealized gain on investments	160	85	-
Total deferred tax assets	3,356	3,285	5,593

Unrealized loss on investments	-	-	(294)
Prepaid expenses	(659)	(755)	(779)
Depreciation	(3,453)	(6,189)	(6,285)
Foreign currency	(23)	(23)	-
Total deferred tax liabilities	(4,135)	(6,967)	(7,358)

Net deferred tax liabilities	$(779)	$(3,682)	$(1,765)

The differences between the United States federal statutory tax rate and the Company's effective tax rate for the years ended December 31, 2016, 2015, and 2014 are as follows:

	2016		2015		2014
Statutory federal tax	$9,493	35.0%	$10,381	35.0%	$11,093	35.0%
State income taxes, net of federal benefit	797	2.9%	414	1.4%	314	1.0%
Foreign Taxes	3	0.0%	15	0.1%	73	0.2%
Domestic manufacturer deduction	(920)	-3.4%	(824)	-2.8%	(811)	-2.6%
Other permanent differences	41	0.2%	4	0.0%	200	0.6%
Research and development and jobs credits	(163)	-0.6%	(247)	-0.8%	(203)	-0.6%
Other state income tax benefits	-	0.0%	114	0.4%	(113)	-0.4%
Other	36	0.1%	247	0.8%	111	0.4%
	$9,287	34.2%	$10,104	34.1%	$10,664	33.6%

The 2016, 2015 and 2014 effective tax rates were impacted by the Company’s extensive state income tax planning.  This planning includes taking advantage of Maryland’s apportionment methodology.  As a manufacturing entity based in Maryland, the Company utilizes the single sales factor apportionment method in addition to claiming new state jobs credits and research & development credits.  In 2014 the Company benefited from research and development credits effective January 1, 2014 in addition to filing an amended federal return to claim 2010 research and development credits due to changes in Federal regulations.

The Company has separate company state net operating loss carry forwards totaling $8.0 million that start expiring in 2031 and a capital loss carryforward totaling $110 thousand that expires in 2022.  Maryland state credits carry forwards totaling $116 thousand will begin to expire in 2017.

9. SHARED-BASED COMPENSATION

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the price of the Company’s common stock, dividend yield and the risk-free interest rate. Options outstanding as of December 31, 2016 generally vest over a period of three years with an expiration term of ten years. The exercise price of these options ranges from $24.26 to $31.55. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each award. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company declared its first dividend in December 2015; and therefore, a dividend yield was not utilized in the Black-Scholes calculation for options granted prior to December 2015. The weighted average input assumptions used and resulting fair values were as follows:

	2016	2015	2014
Expected term (in years)	6	6	6
Risk-free interest rate	1.11%	1.71%	1.61%
Expected volatility	42.22%	50.91%	63.15%
Dividend yield	3.56%	-	-

The following table summarizes the stock option activity:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	98	$28.17
Granted	50	27.99
Exercised	(12)	25.64
Forfeited	(6)	29.87
Expired	(1)	31.55
Outstanding at December 31, 2016	129	$28.22	8.20	$1,736
Exercisable at December 31, 2016	49	$27.45	7.31	$689

The weighted-average grant date fair value of options granted during 2016 was $7.91. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of December 31, 2016 was approximately $0.5 million and is expected to be recognized over a weighted average period of 1.7 years. The Company received $0.3 million and $44 thousand in cash proceeds from the exercise of stock options during the years ended December 31, 2016 and 2015, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was $69 thousand and $10 thousand, respectively. No options were exercised in 2014.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with vesting terms up to five years after the date of grant. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	264	$26.38
Granted	92	30.61
Vested	(102)	27.42
Forfeited	(39)	26.43
Unvested at December 31, 2016	215	$27.69

The total fair value of restricted stock awards vested during the years ended December 31, 2016, 2015, and 2014 were $3.5 million, $3.9 million, and $3.2 million, respectively. The total costs of the options and restricted stock awards charged against income during the years ended December 31, 2016, 2015, and 2014 were $3.4 million, $3.1 million, and $3.9 million, respectively. Included in share-based compensation expense for 2016 is $0.8 million for 59,375 shares of performance awards issuable to certain key employees based on achieving the 2016 financial plan that will vest on December 31, 2017. The Company intends to issue additional performance awards in 2017 to certain key employees that will vest if certain market performance targets are achieved by December 31, 2019. Also included in the 2016 expense, is $0.2 million in expense for 210,000 shares that will vest based on certain market and performance conditions. The total expense of the award based on the Monte Carlo method is $2.0 million which will be recognized evenly through December 2019. The total income tax benefit recognized in the consolidated statements of income for restricted stock awards was approximately $1.2 million, $1.0 million and $1.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. The total tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards and exercise of stock options for the years ended December 31, 2016, 2015, and 2014 was $230 thousand, $247 thousand and $275 thousand, respectively. There was approximately $3.6 million of total unrecognized compensation cost related to restricted stock awards, excluding $1.8 million of unrecognized compensation expense related to the 210,000 market and performance award shares discussed above, as of December 31, 2016. The cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

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

The following table presents sales by business unit for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014

Take Shape For Life	$222,402	$202,218	$206,657
Medifast Direct	35,144	48,658	57,159
MWCC- Franchise	15,669	17,072	15,424
Medifast Wholesale	1,319	4,825	6,045
Revenue	$274,534	$272,773	$285,285

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

The following is a summary of the Company’s operating results for discontinued operations for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014

Revenue	$-	$-	$22,509
Income before income taxes from discontinued operations	-	878	(13,150)
Income tax provision	-	387	(5,302)
Income from discontinued operations, net of tax	$-	$491	$(7,848)

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities included in discontinued operations as of:

December 31, 2016
ASSETS
Current assets:
Other assets	$4

Total assets	$4

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$121

Total liabilities	$121

The following table summarizes the exit obligations, primarily for lease obligations related to closed corporate Medifast Weight Control Centers, severance accruals, and customer refunds incurred as of December 31, 2016:

Accrued balance as of December 31, 2014	$6,534
Adjustments recorded during the year (1)	(1,483)
Payments during the year	(3,922)
Accrued balance as of December 31, 2015	$1,129
Adjustments recorded during the year (1)	134
Payments during the year	(1,142)
Accrued balance as of December 31, 2016	$121

(1)- The adjustments to the accrual recorded relate primarily to agreements reached with franchisees related to lease obligations for previously owned MWCC Corporate Centers.

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

The following table summarizes the severance accruals incurred as of December 31, 2016, excluding the reversal of prior year stock accrual:

Accrued balance as of December 31, 2015	$-
Charges incurred during the year	1,343
Payments during the year	(997)
Accrued balance as of December 31, 2016	$346

13. Impairment

During the second quarter of 2016, the Company incurred a $6.1 million impairment charge in connection with the abandonment of software under development for the Take Shape For Life® business unit. The decision to abandon the software, which was determined in the final stages of the quarterly close process, was the result of an in depth analysis of proven alternatives available today in the market which are a better fit for our business going forward and the cost of these alternatives when compared to the ongoing development and maintenance of the abandoned software. The impairment charge was recorded for the full value of the asset and has been included as part of selling, general, and administrative expense on the consolidated statements of income.

14. QUARTERLY RESULTS (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2016
Revenue	$72,345	$71,144	$68,578	$62,467
Gross profit	53,194	53,225	52,163	47,082
Income from continuing operations before income taxes	6,359	5,092	9,011	6,660
Income from continuing operations	4,260	3,397	6,065	4,113
Net Income	4,260	3,397	6,065	4,113
Earnings per share from continuing operations- diluted	0.36	0.29	0.51	0.34
Earnings (loss) per share- diluted	0.36	0.29	0.51	0.34

2015
Revenue	$73,364	$72,161	$65,936	$61,312
Gross profit	53,770	53,167	49,160	45,218
Income from continuing operations before income taxes	6,792	8,828	8,109	5,942
Income from continuing operations	4,416	5,847	5,402	3,902
Net Income	4,444	6,248	5,506	3,860
Earnings per share from continuing operations- diluted	0.36	0.48	0.45	0.33
Earnings (loss) per share- diluted	0.36	0.51	0.46	0.33

Earnings per share (sometimes referred to as “EPS”) is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per share may not equal the total computed for the year.

15. SUBSEQUENT EVENTS

On March 7, 2017, the Company’s board of directors declared a $0.32 cash dividend to its stockholders, valued at $3.9 million. The dividend is payable on May 9, 2017 to stockholders of record as of the close of business on March 23, 2017.

INDEX TO EXHIBITS

No.

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).

10.1	Amended and Restated 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on June 20, 2014).*

10.2	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed on February 4, 2014).*

10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.5	Form of Performance-Based Deferred Share Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.6	Lease relating to the Company's Owings Mills, Maryland facility incorporated by reference to the Registration Statement on Form S-4 of the Company (File No. 33-81524).

10.7	Cooperation Agreement dated April 3, 2015, by and among the Company, Engaged Capital LLC, and the persons set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).

21.1	Subsidiaries of Medifast, Inc. (filed herewith).

23.1	Consent of RSM US LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Medifast, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 16, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements (filed herewith).

* Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIFAST, INC.

(Registrant)

/s/ DANIEL R. CHARD

Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)
Dated: March 16, 2017

/s/ TIMOTHY G. ROBINSON

Timothy G. Robinson
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Name	Title	Date

/s/ JEFFREY J. BROWN	Lead Director	March 16, 2017
Jeffrey J. Brown

/s/ KEVIN G. BYRNES	Director	March 16, 2017
Kevin G. Byrnes

/s/ CHARLES P. CONNOLLY	Director	March 16, 2017
Charles P. Connolly

/s/ CONSTANCE J. HALLQUIST	Director	March 16, 2017
Constance J. Hallquist

/s/ JORGENE K. HARTWIG	Director	March 16, 2017
Jorgene K. Hartwig

/s/ JOSEPH P. KELLEMAN	Vice President of Finance	March 16, 2017
Joseph P. Kelleman

/s/ MICHAEL C. MACDONALD	Executive Chairman	March 16, 2017
Michael C. MacDonald

/s/ CARL E. SASSANO	Director	March 16, 2017
Carl. E. Sassano

/s/ SCOTT SCHLACKMAN	Director	March 16, 2017
Scott Schlackman

/s/ GLENN W. WELLING	Director	March 16, 2017
Glenn W. Welling

