Form 10-Q
period 2017-03-31
MEDIFAST INC
filed 2017-05-10
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________.

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the registrant’s common stock outstanding at May 5, 2017 was 11,927,033.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except par value)

	March 31,	December 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$53,970	$52,436
Accounts receivable-net of allowance for sales returns and doubtful accounts
of $422 and $449 at March 31, 2017 and December 31, 2016	1,493	1,387
Inventory	19,883	18,311
Investment securities	24,989	24,412
Income taxes, prepaid	384	1,249
Prepaid expenses and other current assets	2,925	3,502
Total current assets	103,644	101,297

Property, plant and equipment - net	19,137	19,753
Other assets	166	162
Long-term assets of discontinued operations	-	4

TOTAL ASSETS	$122,947	$121,216

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$23,150	$24,300
Current liabilities of discontinued operations	-	121
Total current liabilities	23,150	24,421

Deferred tax liabilities	629	779
Total liabilities	23,779	25,200

Stockholders' Equity
Common stock; par value $.001 per share; 20,000 shares authorized;
12,132 and 12,027 issued and 11,927 and 11,871 outstanding
at March 31, 2017 and December 31, 2016, respectively	12	12
Additional paid-in capital	3,372	2,672
Accumulated other comprehensive loss	(29)	(165)
Retained earnings	95,813	93,497
Total stockholders' equity	99,168	96,016

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$122,947	$121,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts & dividend data)

	Three months ended March 31,
	2017	2016

Revenue	$70,622	$72,345
Cost of sales	17,730	19,151
Gross profit	52,892	53,194

Selling, general, and administrative	44,283	46,926

Income from operations	8,609	6,268

Other income (expense)
Interest and dividend income, net	63	115
Other income (expense)	39	(24)
	102	91

Income from operations before income taxes	8,711	6,359

Provision for income taxes	2,566	2,099

Net income	$6,145	$4,260

Earnings per share -basic	$0.52	$0.36

Earnings per share -diluted	$0.51	$0.36

Weighted average shares outstanding -
Basic	11,901	11,862
Diluted	12,009	11,922

Cash dividends declared per share	$0.32	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2017	2016

Net income	$6,145	$4,260
Other comprehensive income, net of tax:
Foreign currency translation	2	12
Unrealized gains on marketable securities:
Change in fair value of marketable securities	124	71
Adjustment for net losses realized and included in net income	10	9
Total change in unrealized gains on marketable securities	134	80

Other comprehensive income	136	92

Comprehensive income	$6,281	$4,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands)

	Three months ended March 31, 2017
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated other comprehensive loss	Retained Earnings	Total

Balance, December 31, 2016	12,027	$12	$2,672	$(165)	$93,497	$96,016

Net income	-	-	-	-	6,145	6,145
Share-based compensation	103	-	957	-	-	957
Options exercised by executives and directors	21	-	568	-	-	568
Net shares repurchased for employee taxes	(19)	-	(825)	-	-	(825)
Other comprehensive income (loss)	-	-	-	136	-	136
Cash dividends declared to stockholders	-	-	-	-	(3,829)	(3,829)

Balance, March 31, 2017	12,132	$12	$3,372	$(29)	$95,813	$99,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2017	2016
Operating Activities
Net income	$6,145	$4,260
Adjustments to reconcile net income to cash provided by
operating activities - continuing operations
Depreciation and amortization	1,076	1,609
Share-based compensation	957	524
Gain on sale of disposal of property, plant and equipment	(49)	-
Realized loss on investment securities, net	254	44
Deferred income taxes	(242)	(740)
Change in operating assets and liabilities:
Accounts receivable	(102)	(482)
Inventory	(1,572)	92
Income taxes, prepaid	865	1,024
Prepaid expenses and other current assets	577	7
Other assets	(4)	36
Accounts payable and accrued expenses	(1,222)	1,268
Net cash flow provided by operating activities- continuing operations	6,683	7,642
Net cash flow provided by operating activities- discontinued operations	-	25
Net cash flow provided by operating activities	6,683	7,667

Investing Activities
Sale of investment securities	760	2,021
Purchase of investment securities	(1,365)	(1,192)
Sale of property and equipment	59	456
Purchase of property and equipment	(470)	(83)
Net cash flow (used in) provided by investing activities	(1,016)	1,202

Financing Activities
Repayment of capital leases	-	(53)
Options exercised by executives and directors	568	26
Excess tax benefits from share-based compensation	-	96
Net shares repurchased for employee taxes	(825)	(703)
Cash dividends paid to stockholders	(3,878)	(2,968)
Net cash flow used in financing activities	(4,135)	(3,602)

Foreign currency impact	2	12

Increase in cash and cash equivalents	1,534	5,279
Cash and cash equivalents - beginning of the period	52,436	42,037
Cash and cash equivalents - end of period	$53,970	$47,316

Supplemental disclosure of cash flow information:
Income taxes paid	$1,928	$1,659
Dividends declared included in accounts payable	$3,991	$3,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -- The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2017. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2016 audited financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”).

Presentation of Financial Statements -- The unaudited condensed consolidated financial statements included herein include the accounts of Medifast, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Revenue Recognition - Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid prior to shipping.

Accounting Pronouncements Adopted in 2017 --

ASU 2016-09 Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires, among its other provisions, that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as an increase or decrease in income taxes when the awards vest or are settled. This is in comparison to the prior requirement that these excess tax benefits be recognized in additional paid-in capital and these tax deficiencies be recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The new guidance also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows rather than, as previously required, a financing activity. The new guidance is effective for the first quarter of our fiscal year ending December 31, 2017.

 As a result of this adoption:

•	We recognized discrete tax benefits of $309 thousand in the provision for income taxes line item of our condensed consolidated statements of income for the three months ended March 31, 2017 related to excess tax benefits upon vesting or settlement in that period.

•	We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our cash flow statement for the three months ended March 31, 2017, where these benefits are classified along with other income tax cash flows as an operating activity.

•	We have elected to, account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period, rather than estimating the number of share-based awards expected to vest.

•	At this time, we have not changed our policy on statutory withholding requirements and will continue to allow an employee to withhold at the minimum statutory withholding requirements. Amounts paid by us to taxing authorities when directly withholding shares associated with employees’ income tax withholding obligations are classified as a financing activity in our cash flow statement for the three months ended March 31, 2017 and 2016, respectively.

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three months ended March 31, 2017.

Recent Accounting Pronouncements –

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

2.	FINANCIAL INSTRUMENTS

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

The following tables represent cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities (in thousands):

	March 31, 2017
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$33,840	$-	$-	$-	$33,840	$33,840	$-

Level 1:
Certificate of deposit	20,000	-	-	-	20,000	20,000	-
Money market accounts	130	-	-	-	130	130	-
Government & agency securities	2,649	-	(45)	4	2,608	-	2,608
	22,779	-	(45)	4	22,738	20,130	2,608

Level 2:
Municipal bonds	22,233	-	(125)	273	22,381	-	22,381

Total	$78,852	$-	$(170)	$277	$78,959	$53,970	$24,989

	December 31, 2016
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$52,005	$-	$-	$-	$52,005	$52,005	$-

Level 1:
Money market accounts	431	-	-	-	431	431	-
Government & agency securities	2,655	-	(48)	9	2,616	-	2,616
	3,086	-	(48)	9	3,047	431	2,616

Level 2:
Municipal bonds	21,836	-	(348)	308	21,796	-	21,796

Total	$76,927	$-	$(396)	$317	$76,848	$52,436	$24,412

The Company had a realized loss of $254 thousand and $44 thousand for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and 2016, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range up to 5 years for municipal bonds and for government and agency securities.

3.	INVENTORIES

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

Inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$5,588	$6,015
Packaging	1,206	1,202
Non-food finished goods	513	701
Finished goods	13,721	11,219
Reserve for obsolete inventory	(1,145)	(826)
	$19,883	$18,311

4.	SHARE-BASED COMPENSATION

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the price of the Company’s common stock, dividend yield and the risk-free interest rate. Options outstanding as of March 31, 2017 generally vest over a period of three years with an expiration term of ten years from the date of grant. The exercise price of these options ranges from $24.26 to $44.73. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company declared its first dividend in December 2015; and therefore, a dividend yield was not utilized in the Black-Scholes calculation for options granted prior to December 2015. The weighted average input assumptions used and resulting fair values were as follows:

	Three months ended March 31,
	2017	2016
Expected term (in years)	6	6
Risk-free interest rate	2.05%	1.11%
Expected volatility	38.33%	40.27%
Dividend yield	2.40%	3.56%

The following table is a summary of our stock option activity:

	Three months ended March 31,
	2017		2016
(shares in thousands)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	129	$28.22	98	$28.17
Granted	38	44.73	50	27.99
Exercised	(21)	27.38	(1)	26.52
Forfeited	(9)	38.18	(6)	29.87
Outstanding at end of the period	137	$32.20	141	$28.05
Exercisable at end of the period	63	$28.15	61	$27.20

As of March 31, 2017, the weighted-average remaining contractual life was 8.50 years with an aggregate intrinsic value of $1.7 million for outstanding stock options and the weighted-average remaining contractual life was 7.68 years with an aggregate intrinsic value of $1.0 million for exercisable options.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2017 and 2016 was $13.73 and $7.47, respectively. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of March 31, 2017 was $797 thousand and is expected to be recognized over a weighted average period of 2.23 years. The Company received $568 thousand and $26 thousand in cash proceeds from the exercise of stock options during the three months ended March 31, 2017 and 2016. The total intrinsic value for options exercised during the three months ended March 31, 2017 and 2016 was $325 thousand and $2 thousand, respectively.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with vesting terms up to five years after the date of grant. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Three months ended March 31,
	2017		2016
(shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	215	$27.69	264	$26.38
Granted	44	44.73	15	27.68
Vested	(55)	25.94	(62)	25.19
Forfeited	(6)	32.80	(1)	26.85
Outstanding at end of the period	198	$31.79	216	$26.82

The total fair value of restricted stock awards vested during the three months ended March 31, 2017 and 2016 was $2.4 million and $1.9 million, respectively.

The total costs of the options and restricted stock awards charged against income during the three months ended March 31, 2017 and 2016 were $733 thousand and $524 thousand, respectively. Also included for the three months ended March 31, 2017 was $224 thousand in expense for 332,325 shares that will vest based on certain market and performance conditions. Included in share-based compensation for the three months ended March 31, 2016 is $228 thousand for 59,375 shares of performance awards issuable to certain key employees based on achieving the 2016 financial plan that will vest on December 31, 2017.

The total income tax benefit recognized in the condensed consolidated statements of income for restricted stock awards was $640 thousand and $251 thousand for the three months ended March 31, 2017 and 2016, respectively. The total tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards and exercise of stock options for the three months ended March 31, 2016 was $96 thousand.

There was $4.7 million of total unrecognized compensation cost related to restricted stock awards as of March 31, 2017 and is expected to be recognized over a weighted-average period of 1.81 years. There was $3.3 million of unrecognized compensation cost related to the 332,325 market and performance award shares discussed above as of March 31, 2017 and is expected to be recognized over a weighted-average period of 2.75 years.

5.	BUSINESS SEGMENTS

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

The following table presents sales by business segment (in thousands):

	Three months ended March 31,
	2017	2016

Take Shape For Life®	$57,955	$56,674
Medifast Direct	8,948	10,927
MWCC- Franchise	3,458	4,247
Medifast Wholesale	261	497
Revenue	$70,622	$72,345

6.	EARNING PER SHARE

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended March 31,
	2017	2016
Numerator:
Net income	$6,145	$4,260

Denominator:
Weighted average shares of common stock outstanding	11,901	11,862
Effect of dilutive common stock equivalents	108	60
Weighted average shares of common stock outstanding	12,009	11,922

Earnings per share - basic	$0.52	$0.36

Earnings per share - diluted	$0.51	$0.36

The calculation of diluted earnings per share excluded 4,531 and 103,997 antidilutive options outstanding for the three months ended March 31, 2017 and 2016, respectively. EPS is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	March 31, 2017	December 31, 2016
Foreign currency translation	$73	$71
Unrealized gains / (losses) on marketable securities	(102)	(236)
Accumulated other comprehensive loss	$(29)	$(165)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to future operating results are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in the 2016 Form 10-K, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview

Medifast, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” the “Company,” or “Medifast”) is engaged in the production, distribution, and sale of weight loss, weight management, and healthy living products and other consumable health and other consumable health and nutritional products. The Company’s product lines include weight loss, weight management, and healthy living meal replacements, snacks, hydration products, and vitamins. Our product sales accounted for 97% of our revenues for the three months ended March 31, 2017 and 2016, respectively. The Company’s business units are Take Shape For Life®, Medifast Direct, Franchise Medifast Weight Control Centers (“MWCC”) and Medifast Wholesale. For the three months ended March 31, 2017, total revenue was $70.6 million as compared to $72.3 million for the three months ended March 31, 2016, a decrease of $1.7 million, or 2.4%. This was driven by decreased revenues for the Medifast Direct, MWCC, and Medifast Wholesale business units offset by increased revenue in the Take Shape For Life® business unit, which was primarily the result of a price increase for the Take Shape For Life® business unit which became effective in April 2016. These revenue changes are further described in the “Overview of Results of Operations” section.

For the three months ended March 31, 2017, the percentage of total revenue made up by each business unit was as follows:

Take Shape For Life ®	82.0%
Medifast Direct	12.7%
MWCC	4.9%
Medifast Wholesale	0.4%

See Note 5, “Business Segments” of the notes to the financial statements for a detailed breakout of revenues of the Company’s business segments.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend, number of active Health Coaches, and average quarterly revenue generated per Health Coach in the Take Shape For Life® business unit.

Distribution Business Units

Take Shape For Life® – Take Shape For Life® is the personal coaching division of Medifast. This coaching network consists of health coaches (“Health Coaches”), who are independent contractors and trained to provide coaching and support to clients utilizing the Take Shape For Life® platform. The role of the Health Coach is to provide support and personal encouragement to help clients effectively reach and sustain a healthy weight, and adopt habits for a lifetime of health. Within our Trilogy of Optimal Health, the Company offers individuals an opportunity to create sustainable health in all areas of their lives - building a healthy body, developing a healthy mind, and generating healthy finances. In addition to the encouragement and support of a Health Coach, clients of Take Shape For Life® are offered online product and program information, tools and support, and access to our registered dieticians. Clients of our Health Coaches order our products through either the Company’s or their Health Coach’s replicated website or our in-house call center. In addition to the full line of Medifast branded products and programs currently offered, Take Shape For Life® also introduced an exclusive product line under the lifestyle brand OPTAVIATM in July 2016.

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

Medifast Direct – Through Medifast Direct, our direct-to-consumer business unit, customers order Medifast products directly through the Company’s website, www.medifastnow.com or our in-house call center. This business is driven by a multi-media customer acquisition and retention strategy that includes television, digital advertising, direct mail, email, public relations, word of mouth referrals, social media initiatives, and other means as deemed appropriate. Medifast Direct provides support through its social communities, in-house call center, and nutrition support team of registered dietitians to better serve its customers.

Franchise Medifast Weight Control Centers – The MWCC business unit sells product through franchise and reseller locations. These locations offer structured programs and a team of professionals to help customers achieve weight-loss and weight-management success at center locations. Counselors at each location work with members to provide nutritional and behavioral support based on the member’s personal needs. As of March 31, 2017, Medifast Franchise Systems had 37 franchised centers located in Arizona, California, Louisiana, Minnesota, Maryland, and Wisconsin and 19 reseller locations in Maryland, Pennsylvania, and Texas as compared to a total of 58 centers as of March 31, 2016.

In 2016, Medifast entered into distribution and licensing agreements with nineteen weight control centers previously operating as franchise locations. Under the terms of these agreements, the locations have been rebranded and offer products and services not otherwise available at a MWCC. These offerings complement the Medifast products and plans, which are still utilized as the exclusive weight management program at these locations. These resellers may use Medifast’s trademarks in their marketing and advertising efforts and continue to purchase Medifast-branded products at wholesale directly from the Company.

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

In 2012, amended in 2013, the Company entered into a strategic partnership agreement with Medix, a leader in pharmaceutical obesity products in Mexico. The agreement granted Medix an exclusive license to distribute Medifast products and programs through physicians and weight control centers in Mexico, Central America and South America under the Medifast brand. During the first quarter of 2017, the Company terminated the licensing agreement with Medix. The termination of the contract allows the Company to refocus on our core businesses.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 of the consolidated financial statements included in the 2016 Form 10-K. Other than the accounting change for ASU 2016-09 Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, we did not make any other material changes to our critical accounting policies during the three months ended March 31, 2017.

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

Overview of Results of Operations

The following table reflects our income statements (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change

Revenue	$70,622	$72,345	$(1,723)	-2%
Cost of sales	17,730	19,151	(1,421)	-7%
Gross Profit	52,892	53,194	(302)	-1%

Selling, general, and administrative costs	44,283	46,926	(2,643)	-6%

Income from operations	8,609	6,268	2,341	37%

Other income (expense)
Interest income, net	63	115	(52)	-45%
Other income (expense)	39	(24)	63	-263%
	102	91	11	12%

Income from operations before income taxes	8,711	6,359	2,352	37%

Provision for income tax expense	2,566	2,099	467	22%

Net income	$6,145	$4,260	$1,885	44%

% of revenue

Gross Profit	74.9%	73.5%
Selling, general, and administrative costs	62.7%	64.9%
Income from Operations	12.2%	8.7%

Revenue: Revenue decreased 2.4% to $70.6 million for the three months ended March 31, 2017 as compared to $72.3 million for the three months ended March 31, 2016. The revenue to total advertising spend for the three months ended March 31, 2017 was 29.5-to-1 as compared to 17.5-to-1 for the corresponding period in 2016. Total advertising spend, inclusive of broker fees was $2.4 million for the three months ended March 31, 2017 as compared to $4.1 million for the corresponding period in 2016.

For the three months ended March 31, 2017, Take Shape For Life® revenue was $58.0 million as compared to $56.7 million for the corresponding period in 2016. This is the sixth consecutive quarter over quarter of revenue growth for Take Shape For Life®. The number of active earning Health Coaches for the three months ended March 31, 2017 increased to 13,000 as compared to 12,600 during the corresponding period in 2016, an increase of 3.2%. The quarterly revenue per Health Coach decreased 0.6% to $4,463 for the three months ended March 31, 2017 as compared to $4,490 for the three months ended March 31, 2016.

Medifast Direct revenue decreased 18.3% to $8.9 million for the three months ended March 31, 2017 as compared to $10.9 million for the three months ended March 31, 2016. Revenues in this business unit are driven primarily by targeted customer marketing and advertising as well as the direct response initiatives in place. Sales for the period were down in comparison to the corresponding period in 2016 as new customer acquisition continued to be challenging, partially offset by a price increase effective April 2016. Medifast Direct advertising during the three months ended March 31, 2017 was down 43.9% to $2.3 million as compared to $4.1 million for the three months ended March 31, 2016. The Company reduced advertising spending and only invested in initiatives that met distinct criteria in an effort to focus on determining the ideal media mix to optimize profitability.

MWCC revenue decreased 16.7%, with revenue of $3.5 million for the three months ended March 31, 2017 as compared to $4.2 million for the corresponding period in 2016. The decrease in revenue was primarily driven by fewer franchise centers in operation during the period combined with a decline in activity within the centers. The Company ended the three months ended March 31, 2017 with 37 franchise centers and 19 reseller locations in operation compared to 58 franchise centers at the end of the same period last year.

Medifast Wholesale revenue decreased $236 thousand to $261 thousand for the three months ended March 31, 2017 as compared to $497 thousand for the three months ended March 31, 2016. The decrease for the periods was due to the loss of certain accounts resulting from Medifast’s enforcement of business partner compliance distribution requirements.

Costs of Sales: Cost of sales decreased $1.5 million to $17.7 million for the three months ended March 31, 2017 as compared to $19.2 million for the corresponding period in 2016. The decrease in cost of sales for the three months ended March 31, 2017 was primarily driven by the decrease in quarter over quarter sales coupled with decreased shipping costs as compared to the corresponding period in 2016. As a percentage of sales, gross margin increased 140 basis points to 74.9% for the three months ended March 31, 2017 from 73.5% for the three months ended March 31, 2016. The gross margin improvement for the quarter-to-date was primarily driven by the price increase implemented in April 2016 as well as efficiencies in the Company’s supply chain operations as compared to the corresponding period in 2016.

Selling, General and Administrative Expenses: Selling, general and administrative (“SG&A”) expenses were $44.3 million for the three months ended March 31, 2017, a decrease of $2.6 million, as compared to $46.9 million for the corresponding period in 2016. SG&A expenses include $385 thousand and $312 thousand in research and development costs for the three months ended March 31, 2017 and 2016, respectively. As a percentage of sales, SG&A expenses decreased 220 basis points to 62.7% for the three months ended March 31, 2017 as compared to 64.9% for the corresponding period in 2016. The decrease in SG&A was primarily a result of reduced and more effective advertising spend in Medifast Direct. In addition, the three months ended March 31, 2016 includes $1.2 million in restructuring costs. Excluding restructuring costs, SG&A expenses decreased $1.5 million to $44.3 million for the three months ended March 31, 2017 as compared to $45.8 for the corresponding period in 2016. Adjusted SG&A expenses as a percentage of sales were 62.7% and 63.3% for the three months ended March 31, 2017 and 2016, respectively.

Take Shape For Life® commission expense, which is variable based upon product sales, increased by $519 thousand, or 2.2%, for the three months ended March 31, 2017 as compared to the corresponding period in 2016, which is in line with the sales growth of 2.3% Take Shape For Life® experienced as compared to the corresponding period in 2016.

Salaries and benefits decreased $431 thousand quarter over quarter for the three months ended March 31, 2017 primarily as a result of a onetime severance expense incurred during the three months ended March 31, 2016 offset by higher employee benefits along with an increase in share based compensation.

Sales and marketing expenses decreased $1.4 million during the three months ended March 31, 2017 as compared to the corresponding period in 2016. This decrease was primarily driven by reduced advertising spend, particularly for Medifast Direct.

General expenses decreased $930 thousand for the three months ended March 31, 2017 as compared to the corresponding period in 2016. This decrease is primarily due to reduced depreciation expense and licenses fees.

Income from operations before income taxes: Income from operations before income taxes was $8.7 million for the three months ended March 31, 2017 as compared to $6.4 million for the three months ended March 31, 2016, an increase of $2.3 million. Pre-tax profit as a percentage of sales increased to 12.3% for the three months ended March 31, 2017 as compared to 8.8% for the three months ended March 31, 2016.

Income taxes: For the three months ended March 31, 2017, the Company recorded $2.6 million in income tax expense, an effective rate of 29.5%, as compared to $2.1 million in income tax expense, an effective rate of 33.0%, for the three months ended March 31, 2016. The decrease in the effective tax rate for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to the 3.6% rate reduction related to the discrete change in accounting for taxes associated with share based compensation. The Company anticipates a full year tax rate of 33% to 34% in 2017.

Net income: Net income was $6.1 million, or $0.51 per diluted share, for the three months ended March 31, 2017 as compared to $4.3 million, or $0.36 per diluted share, for the three months ended March 31, 2016, respectively. Excluding restructuring, net income for the three months ended March 31, 2016 would have been $5.0 million, or $0.42 per diluted share. The period-over-period changes were driven by the factors described above in the explanations from operations.

Non-GAAP Financial Measures

In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in our quarterly earnings press release and other public disclosures. Each of these financial measures excludes the impact of certain amounts as further identified below and have not been calculated in accordance with GAAP. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is included below, and these non-GAAP financial measures are not intended to replace GAAP financial measures.

We use these non-GAAP financial measures internally to evaluate and manage the Company’s operations because we believe it provides useful supplemental information regarding the Company’s on-going economic performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results and as a means to emphasize the results of on-going operations.

The following tables reconcile non-GAAP financial measures (in thousands):

	Three Months Ended March 31,
	2017	2016

Selling, general, and administrative	$44,283	$46,926
Adjustments
Restructuring charges	-	1,166
Adjusted selling, general, and administrative	$44,283	$45,760

	Three Months Ended March 31,
	2017	2016

Income from operations	$8,609	$6,268
Adjustments
Restructuring charges	-	1,166
Adjusted income from operations	$8,609	$7,434

	Three Months Ended March 31,
	2017	2016

Net income	$6,145	$4,260
Adjustments
Restructuring charges	-	781
Adjusted net income	$6,145	$5,041

Diluted earnings per share (1)	$0.51	$0.36
Impact for adjustments (1)	-	0.06
Adjusted diluted earnings per share (1)	$0.51	$0.42

(1) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

The Company had stockholders’ equity of $99.2 million and working capital of $80.5 million at March 31, 2017 as compared with $96.0 million and $76.9 million at December 31, 2016, respectively. The $3.2 million net increase in stockholder’s equity reflects $6.1 million in net income for the three months ended March 31, 2017 offset by $2.9 million used to declare dividends to stockholders as well as other equity transactions as outlined in the “Condensed Consolidated Statement of Changes in Stockholders’ Equity” included in our condensed consolidated financial statements. The Company declared a dividend of $3.9 million, or $0.32 per share, to common stockholders as of March 7, 2017 that will be paid in the second quarter of 2017. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the declaration and payment of dividends. The Company’s cash, cash equivalents, and investment securities increased from $76.8 million at December 31, 2016 to $79.0 million at March 31, 2017.

Net cash provided by continuing operating activities decreased $0.9 million to $6.7 million for three months ended March 31, 2017 as compared to $7.6 million for the three months ended March 31, 2016. This decrease is due to a change from cash provided by working capital primarily resulting from reductions in accounts receivable, prepaid taxes and prepaid expenses to cash used in working capital driven by higher inventories and lower accounts payable and accrued expenses. This change in working capital was offset by increased net income and reduced deferred income taxes.

Net cash provided by discontinued operating activities was $25 thousand for the three months ended March 31, 2016.

Net cash used in investing activities was $1.0 million for the three months ended March 31, 2017 as compared to net cash provided by investing activities of $1.2 million for the three months ended March 31, 2016. This change resulted from cash used in net investment securities for the three months ended March 31, 2017 as compared to cash provided by net investment securities for the corresponding period in 2016. Also, cash generated from the sale of property, plant and equipment decreased and cash used in capital expenditures increased for the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Net cash used in financing activities increased $0.5 million to $4.1 million for three months ended March 31, 2017 as compared to $3.6 million for the three months ended March 31, 2016. This increase was primarily due to an increase in cash dividends paid.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, U.S. money market securities, and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at March 31, 2017, it estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2016.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective of the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

No shares of the Company’s common stock were repurchased during the quarter ended March 31, 2017. At the outset of the quarter ended March 31, 2017, there were 847,567 shares of the Company’s common stock eligible for repurchase under the repurchase authorization dated September 16, 2014.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).
3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017 filed May 10, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ DANIEL R. CHARD	May 10, 2017
Daniel R. Chard
Chief Executive Officer
(principal executive officer)

BY:	/S/ TIMOTHY G. ROBINSON	May 10, 2017
Timothy G. Robinson
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).
3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017 filed May 10, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements (filed herewith).

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

