Form 10-Q
period 2017-06-30
MEDIFAST INC
filed 2017-08-09
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________ .

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

The number of shares of the registrant’s common stock outstanding at August 2, 2017 was 11,930,133.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except par value)

	June 30,	December 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$63,532	$52,436
Accounts receivable-net of allowance for sales returns and doubtful accounts of $456 and $449 at June 30, 2017 and December 31, 2016, respectively	914	1,387
Inventory	18,048	18,311
Investment securities	25,020	24,412
Income taxes, prepaid	-	1,249
Prepaid expenses and other current assets	3,210	3,502
Total current assets	110,724	101,297

Property, plant and equipment - net	18,505	19,753
Other assets	286	162
Long-term assets of discontinued operations	-	4

TOTAL ASSETS	$129,515	$121,216

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$25,144	$24,300
Current liabilities of discontinued operations	-	121
Total current liabilities	25,144	24,421

Deferred tax liabilities	196	779
Total liabilities	25,340	25,200

Stockholders' Equity
Common stock; par value $.001 per share; 20,000 shares authorized; 12,124 and 12,027 issued and 11,930 and 11,871 outstanding at June 30, 2017 and December 31, 2016, respectively	12	12
Additional paid-in capital	4,630	2,672
Accumulated other comprehensive income (loss)	14	(165)
Retained earnings	99,519	93,497
Total stockholders' equity	104,175	96,016

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$129,515	$121,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts & dividend data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenue	$75,729	$71,144	$146,351	$143,489
Cost of sales	18,118	17,919	35,848	37,070
Gross profit	57,611	53,225	110,503	106,419

Selling, general, and administrative	46,301	48,201	90,584	95,127

Income from operations	11,310	5,024	19,919	11,292

Other income (expense)
Interest and dividend income, net	141	65	204	180
Other income (expense)	(3)	3	36	(21)
	138	68	240	159

Income from operations before income taxes	11,448	5,092	20,159	11,451

Provision for income taxes	3,864	1,695	6,430	3,794

Net income	$7,584	$3,397	$13,729	$7,657

Earnings per share - basic	$0.64	$0.29	$1.15	$0.65

Earnings per share - diluted	$0.63	$0.29	$1.14	$0.64

Weighted average shares outstanding -
Basic	11,929	11,811	11,915	11,817
Diluted	12,056	11,884	12,044	11,891

Cash dividends declared per share	$0.32	$0.25	$0.64	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net income	$7,584	$3,397	$13,729	$7,657
Other comprehensive income, net of tax:
Foreign currency translation	4	2	6	14
Unrealized gains on marketable securities:
Change in fair value of marketable securities	39	36	163	107
Adjustment for net losses realized and included in net income	-	56	10	65
Total change in unrealized gains on marketable securities	39	92	173	172

Other comprehensive income	43	94	179	186

Comprehensive income	$7,627	$3,491	$13,908	$7,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands)

	Six months ended June 30, 2017
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total

Balance, December 31, 2016	12,027	$12	$2,672	$(165)	$93,497	$96,016

Net income	-	-	-	-	13,729	13,729
Share-based compensation	95	-	2,215	-	-	2,215
Options exercised by executives and directors	21	-	568	-	-	568
Net shares repurchased for employee taxes	(19)	-	(825)	-	-	(825)
Other comprehensive income	-	-	-	179	-	179
Cash dividends declared to stockholders	-	-	-	-	(7,707)	(7,707)

Balance, June 30, 2017	12,124	$12	$4,630	$14	$99,519	$104,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2017	2016

Operating Activities
Net income	$13,729	$7,657
Adjustments to reconcile net income to cash provided by operating activities - continuing operations
Depreciation and amortization	2,116	2,996
Share-based compensation	2,215	1,192
Loss (gain) on sale of disposal of property, plant and equipment	93	(88)
Realized loss on investment securities, net	57	15
Amortization of premium on investment securities	374	62
Deferred income taxes	(700)	(3,027)
Impairment of fixed assets	-	6,083
Change in operating assets and liabilities:
Accounts receivable	477	6
Inventory	263	1,971
Income taxes	1,979	2,905
Prepaid expenses and other current assets	292	(587)
Other assets	(124)	40
Accounts payable and accrued expenses	(22)	(229)
Net cash flow provided by operating activities- continuing operations	20,749	18,996
Net cash flow used in operating activities- discontinued operations	-	(272)
Net cash flow provided by operating activities	20,749	18,724

Investing Activities
Sale of investment securities	2,039	26,741
Purchase of investment securities	(2,788)	(22,432)
Sale of property and equipment	59	655
Purchase of property and equipment	(1,020)	(753)
Net cash flow (used in) provided by investing activities	(1,710)	4,211

Financing Activities
Repayment of capital leases	-	(108)
Options exercised by executives and directors	568	299
Excess tax benefits from share-based compensation	-	105
Net shares repurchased for employee taxes	(825)	(743)
Cash dividends paid to stockholders	(7,692)	(5,929)
Net cash flow used in financing activities	(7,949)	(6,376)

Foreign currency impact	6	14

Increase in cash and cash equivalents	11,096	16,573
Cash and cash equivalents - beginning of the period	52,436	42,037
Cash and cash equivalents - end of period	$63,532	$58,610

Supplemental disclosure of cash flow information:
Income taxes paid	$5,064	$3,661
Dividends declared included in accounts payable	$4,052	$3,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2017. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2016 audited financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”).

Presentation of Financial Statements — The unaudited condensed consolidated financial statements included herein include the accounts of Medifast, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Accounting Pronouncements Adopted in 2017 —

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

As a result of this adoption:

•	We recognized discrete tax benefits of $12 thousand and $321 thousand in the provision for income taxes line item of our condensed consolidated statements of income for the three and six months ended June 30, 2017, respectively, related to excess tax benefits upon vesting or settlement in that period.

•	We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our cash flow statement for the three months ended March 31, 2017, where these benefits are classified along with other income tax cash flows as an operating activity.

•	We have elected to, account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period, rather than estimating the number of share-based awards expected to vest.

•	At this time, we have not changed our policy on statutory withholding requirements and will continue to allow an employee to withhold at the minimum statutory withholding requirements. Amounts paid by us to taxing authorities when directly withholding shares associated with employees’ income tax withholding obligations are classified as a financing activity in our cash flow statement for the three and six months ended June 30, 2017 and 2016.

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and six months ended June 30, 2017.

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

ASU 2015-09, Revenue from Contracts with Customers (Topic 606), requires the Company to recognize revenue for the transfer of goods or services to customers for the amount the Company expects to be entitled to receive in exchange for those goods or services. The Company will be required to identify the contract, identify the relevant performance obligations, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize the revenue when the entity satisfies a performance obligation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2017. Management is evaluating the effect that the provisions of ASU 2015-09 will have on the Company’s financial statements.

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

The following tables represent cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities (in thousands):

	June 30, 2017
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$33,306	$-	$-	$-	$33,306	$33,306	$-

Level 1:
Certificate of deposit	30,000	-	-	-	30,000	30,000	-
Money market accounts	226	-	-	-	226	226	-
Government & agency securities	4,056	-	(36)	9	4,029	-	4,029
	34,282	-	(36)	9	34,255	30,226	4,029

Level 2:
Municipal bonds	20,784	-	(71)	278	20,991	-	20,991

Total	$88,372	$-	$(107)	$287	$88,552	$63,532	$25,020

	December 31, 2016
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$52,005	$-	$-	$-	$52,005	$52,005	$-

Level 1:
Money market accounts	431	-	-	-	431	431	-
Government & agency securities	2,655	-	(48)	9	2,616	-	2,616
	3,086	-	(48)	9	3,047	431	2,616

Level 2:
Municipal bonds	21,836	-	(348)	308	21,796	-	21,796

Total	$76,927	$-	$(396)	$317	$76,848	$52,436	$24,412

The Company had a realized gain of $3 thousand and $13 thousand for the three months ended June 30, 2017 and 2016, respectively, and a realized loss of $57 thousand and $15 thousand for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and 2016, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range up to 5 years for municipal bonds and for government and agency securities.

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

Inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016

Raw materials	$5,115	$6,015
Packaging	1,067	1,202
Non-food finished goods	597	701
Finished goods	12,131	11,219
Reserve for obsolete inventory	(862)	(826)
	$18,048	$18,311

4. EQUITY

Issuance of Additional Common Stock

On May 18, 2017, the stockholders of the Company approved the Medifast, Inc. Amended and Restated 2012 Share Incentive Plan (the “Amended and Restated 2012 Plan”) that increased the number of shares of Common Stock by 600,000, par value $.001 per share, which may be awarded under the Amended and Restated 2012 Plan. As June 30, 2017, the total number of shares authorized for issuance is 1,600,000.

Stock Repurchase Plan

On June 14, 2017 the Company announced it had established a repurchase plan under Rule 10b5-1 (the “Company’s 10b5-1 Plan”) of the Securities Exchange Act of 1934, as amended, to facilitate the continued repurchase of shares of the Company’s common stock under its existing stock repurchase program. The Company may repurchase up to 850,000 shares of its common stock, which remain available under the outstanding repurchase authorization as of June 14, 2017. The Company’s 10b5-1 Plan permits repurchases commencing June 14, 2017, unless the plan is terminated earlier in accordance with its terms. There is no guarantee as to the exact number of shares of the Company’s common stock, if any, that will be purchased under the Company’s 10b5-1 Plan.

5. SHARE-BASED COMPENSATION

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of June 30, 2017 generally vest over a period of three years with an expiration term of ten years from the date of grant. The exercise price of these options ranges from $24.26 to $44.73. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The weighted average input assumptions used were as follows:

	Six months ended June 30,
	2017	2016

Expected term (in years)	6	6
Risk-free interest rate	2.05%	1.11%
Expected volatility	38.33%	42.22%
Dividend yield	2.40%	3.56%

The following table is a summary of our stock option activity:

	Six months ended June 30,
	2017		2016
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
(shares in thousands)
Outstanding at beginning of period	129	$28.22	98	$28.17
Granted	38	44.73	50	27.99
Exercised	(21)	27.38	(12)	25.64
Forfeited	(16)	36.48	(6)	29.87
Outstanding at end of the period	130	$32.10	130	$28.22
Exercisable at end of the period	63	$28.15	49	$27.45

As of June 30, 2017, the weighted-average remaining contractual life was 8.22 years with an aggregate intrinsic value of $1.3 million for outstanding stock options and the weighted-average remaining contractual life was 7.43 years with an aggregate intrinsic value of $837 thousand for exercisable options.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2017 and 2016 was $13.73 and $7.91, respectively. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of June 30, 2017 was $631 thousand and is expected to be recognized over a weighted average period of 2.04 years. The Company received $568 thousand and $299 thousand in cash proceeds from the exercise of stock options during the six months ended June 30, 2017 and 2016, respectively. The total intrinsic value for options exercised during the six months ended June 30, 2017 and 2016 was $325 thousand and $69 thousand, respectively.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with vesting terms up to five years after the date of grant. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes the restricted stock activity:

	Six months ended June 30,
	2017		2016
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	215	$27.69	264	$26.38
Granted	44	44.73	15	27.68
Vested	(58)	26.35	(65)	25.14
Forfeited	(8)	35.23	(39)	26.43
Outstanding at end of the period	193	$31.66	175	$26.95

The total fair value of restricted stock awards vested during the six months ended June 30, 2017 and 2016 was $2.5 million and $1.9 million, respectively.

The total costs of the options and restricted stock awards charged against income during the three ended June 30, 2017 and 2016 was $961 thousand and $668 thousand, respectively, and $1.7 million and $1.2 million during the six months ended June 30, 2017 and 2016, respectively. Also included for the three and six months ended June 30, 2017 was $297 thousand and $519 thousand in expense for 323,925 shares that will vest based on certain market and performance conditions. Included in share-based compensation for the three and six months ended June 30, 2016 is $137 thousand and $365 thousand for 59,375 shares of performance awards issuable to certain key employees based on achieving the 2016 financial plan that will vest on December 31, 2017.

The total income tax benefit recognized in the condensed consolidated statements of income for restricted stock awards was $449 thousand and $273 thousand for the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $524 thousand for the six months ended June 30, 2017 and 2016, respectively. The total tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards and exercise of stock options for the three months ended June 30, 2016 was $9 thousand and $105 thousand for the six months ended June 30, 2016.

There was $3.8 million of total unrecognized compensation cost related to restricted stock awards as of June 30, 2017 and is expected to be recognized over a weighted-average period of 1.66 years. There was $2.9 million of unrecognized compensation cost related to the 323,925 market and performance award shares discussed above as of June 30, 2017 and is expected to be recognized over a weighted-average period of 2.50 years.

6. BUSINESS SEGMENTS

Operating segments are components of an enterprise for which separate financial information is available that is regularly reviewed by the chief operating decision maker in determining how to allocate resources and in assessing performance. The consolidated operating profit of the Company is reviewed by the chief operating decision maker as a single segment and sales are reviewed at the business unit level. In July 2017, the Take Shape For Life® business was rebranded to OPTAVIATM (“Optavia”).

The following table presents sales by business segment (in thousands):

	Three months ended June 30,		Six months ended June,
	2017	2016	2017	2016

Optavia	$63,546	$57,411	$121,501	$114,085
Medifast Direct	8,575	9,324	17,523	20,251
MWCC- Franchise	3,378	4,109	6,836	8,355
Medifast Wholesale	230	300	491	798
Revenue	$75,729	$71,144	$146,351	$143,489

7. EARNING PER SHARE

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Numerator:
Net income	$7,584	$3,397	$13,729	$7,657

Denominator:
Weighted average shares of common stock outstanding	11,929	11,811	11,915	11,817
Effect of dilutive common stock equivalents	127	73	129	74
Weighted average shares of common stock outstanding	12,056	11,884	12,044	11,891

Earnings per share - basic	$0.64	$0.29	$1.15	$0.65

Earnings per share - diluted	$0.63	$0.29	$1.14	$0.64

The calculation of diluted earnings per share excluded 10,080 and 87,986 antidilutive options outstanding for the three months ended June 30, 2017 and 2016, respectively, and 8,278 and 98,000 antidilutive options outstanding for the six months ended June 30, 2017 and 2016, respectively. EPS is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	June 30, 2017	December 31, 2016

Foreign currency translation	$77	$71
Unrealized losses on marketable securities	(63)	(236)
Accumulated other comprehensive income (loss)	$14	$(165)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions, which are not historical in nature, identify forward-looking statements. However, the absence of these words or expressions does not necessarily mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”), and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview

Medifast, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” the “Company,” or “Medifast”) is a leading provider of clinically studied healthy living products and programs. We produce, distribute and sell weight loss, weight management, and healthy living products, and other consumable health and nutritional products. The Company’s product lines include weight loss, weight management, and healthy living meal replacements, snacks, hydration products, and vitamins. Our product sales accounted for 97% of our revenues for the six months ended June 30, 2017 and 2016, respectively. In July 2017, the Take Shape For Life® business was rebranded to OPTAVIATM (“Optavia”) which stands for optimal health and wellbeing. The brand transition included the launch of over 20 OPTAVIA Essential FuelingsTM and OPTAVIA snacks. Health coaches in the Optavia business unit (“Optavia Coaches”) and clients can choose from more than 60 delicious, convenient, interchangeable, scientifically-designed Fuelings.

The Company’s business units are Optavia, Medifast Direct, Franchise Medifast Weight Control Centers (“MWCC”) and Medifast Wholesale. For the three months ended June 30, 2017, total revenue was $75.7 million as compared to $71.1 million for the three months ended June 30, 2016, an increase of $4.6 million, or 6.4%. For the six months ended June 30, 2017, total revenue was $146.4 million as compared to $143.5 million for the six months ended June 30, 2016, an increase of $2.9 million, or 2.0%. The increase for both the three and six months ended June 30, 2017 resulted from an increase in revenue in the Optavia business unit resulting from an improved mix with higher selling prices offset by decreased revenues for the remaining business units. These revenue changes are further described in the “Overview of Results of Operations” section.

For the six months ended June 30, 2017, the percentage of total revenue by each business unit was as follows:

Optavia	83.0%
Medifast Direct	12.0%
MWCC	4.7%
Medifast Wholesale	0.3%

See Note 5, “Business Segments” of the notes to the condensed consolidated financial statements for a breakout of revenues of the Company’s business segments for the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend, number of active Optavia Coaches, and average quarterly revenue generated per Optavia Coach.

Distribution Business Units

Optavia – Optavia is the personal coaching division of Medifast. This coaching network consists of Optavia Coaches, who are independent contractors and trained to provide coaching and support to clients utilizing the Optavia platform. The role of the Optavia Coach is to provide support and personal encouragement to help clients effectively reach and sustain a healthy weight, and adopt habits for a lifetime of health. Within our Trilogy of Optimal Health, the Company offers individuals an opportunity to create sustainable health in all areas of their lives - building a healthy body, developing a healthy mind, and generating healthy finances. In addition to the encouragement and support of our Optavia Coaches, clients of Optavia are offered online product and program information, tools and support, and access to our registered dieticians. Clients of our Optavia Coaches order our products through either the Company’s website, their Optavia Coach’s replicated website or our in-house call center. In addition to the full line of Medifast branded products and programs, Optavia also offers an exclusive product line under the lifestyle brand OPTAVIATM. Our Optavia Coaches provide coaching and support to their clients throughout the weight-loss and weight-maintenance process. Most new Optavia Coaches are introduced to the opportunity by an existing Optavia Coach. The vast majority of new Optavia Coaches started as weight-loss clients of an Optavia Coach, had success on the Optavia program, and became an Optavia Coach to help others through the weight-loss process.

Optavia is a member of the Direct Selling Association (the “DSA”), a national trade association representing over 200 direct selling companies doing business in the United States. To become a member of the DSA, Optavia, like other active DSA member companies, underwent a comprehensive and rigorous one-year company review by DSA that included a detailed analysis of its company business-plan materials. This review is designed to ensure that a company’s business practices do not contravene DSA’s Code of Ethics. In addition to its DSA membership, Optavia is also a voluntary DSA Code of Ethics participant, which sets higher standards for ensuring compliance. Compliance with the Code of Ethics is paramount to becoming and remaining a member in good standing of the DSA. Accordingly, we believe membership in the DSA by Optavia demonstrates its commitment to the highest standards of ethics and a pledge not to engage in any deceptive, unlawful, or unethical business practices, such as pyramid and other similar schemes. Moreover, Optavia, like other DSA member companies in good standing, has pledged to provide consumers with accurate and truthful information regarding the price, grade, quality, and performance of the products Optavia markets.

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

Franchise Medifast Weight Control Centers – The MWCC business unit sells product through franchise and reseller locations. These locations offer structured programs and a team of professionals to help customers achieve weight-loss and weight-management success at center locations. Counselors at each location work with members to provide nutritional and behavioral support based on the member’s personal needs. As of June 30, 2017, MWCC had 36 franchised centers located in Arizona, California, Louisiana, Minnesota, Maryland, and Wisconsin and two reseller locations in Maryland and Pennsylvania as compared to a total of 57 centers as of June 30, 2016.

In 2016, Medifast entered into a distribution and licensing agreements with 19 weight control centers previously operating as franchise locations. Under the terms of these agreements, the locations have been rebranded and offer products and services not otherwise available at a MWCC. These offerings complement the Medifast products and plans, which are still utilized as the exclusive weight management program at these locations. These resellers may use Medifast’s trademarks in their marketing and advertising efforts and continue to purchase Medifast-branded products at wholesale directly from the Company.

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

In 2012, the Company entered into a strategic partnership agreement with Medix, a leader in pharmaceutical obesity products in Mexico. The agreement, which was amended in 2013, granted Medix an exclusive license to distribute Medifast products and programs through physicians and weight control centers in Mexico, Central America and South America under the Medifast brand. During the first quarter of 2017, the Company terminated the licensing agreement with Medix. The termination of the contract allows the Company to refocus on our core businesses. During the second quarter of 2017, Medix closed its center locations.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our significant accounting policies are described in Note 2 of the consolidated financial statements included in the 2016 Annual Report. Other than the accounting change for ASU 2016-09 Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, we did not make any other material changes to our critical accounting policies during the six months ended June 30, 2017.

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

Overview of Results of Operations

The following table reflects our income statements (in thousands, except percentages):

	Three months ended June 30,
	2017	2016	$ Change	% Change

Revenue	$75,729	$71,144	$4,585	6.4%
Cost of sales	18,118	17,919	(199)	-1.1%
Gross Profit	57,611	53,225	4,386	8.2%

Selling, general, and administrative costs	46,301	48,201	1,900	3.9%

Income from operations	11,310	5,024	6,286	125.1%

Other income (expense)
Interest income, net	141	65	76	116.9%
Other income (expense)	(3)	3	(6)	-200.0%
	138	68	70	102.9%

Income from operations before income taxes	11,448	5,092	6,356	124.8%

Provision for income tax expense	3,864	1,695	(2,169)	-128.0%

Net income	$7,584	$3,397	$4,187	123.3%

% of revenue
Gross Profit	76.1%	74.8%
Selling, general, and administrative costs	61.1%	67.8%
Income from Operations	14.9%	7.1%

	Six months ended June 30,
	2017	2016	$ Change	% Change

Revenue	$146,351	$143,489	$2,862	2.0%
Cost of sales	35,848	37,070	1,222	3.3%
Gross Profit	110,503	106,419	4,084	3.8%

Selling, general, and administrative costs	90,584	95,127	4,543	4.8%

Income from operations	19,919	11,292	8,627	76.4%

Other income (expense)
Interest income, net	204	180	24	13.3%
Other income (expense)	36	(21)	57	-271.4%
	240	159	81	50.9%

Income from operations before income taxes	20,159	11,451	8,708	76.0%

Provision for income tax expense	6,430	3,794	(2,636)	-69.5%

Net income	$13,729	$7,657	$6,072	79.3%

% of revenue
Gross Profit	75.5%	74.2%
Selling, general, and administrative costs	61.9%	66.3%
Income from Operations	13.6%	7.9%

Revenue: Revenue increased $4.6 million, or 6.4%, to $75.7 million for the three months ended June 30, 2017 from $71.1 million for the three months ended June 30, 2016. The revenue to total advertising spend for the three months ended June 30, 2017 was 37.4-to-1 as compared to 43.9-to-1 for the corresponding period in 2016. Total advertising spend, inclusive of broker fees, was $2.0 million for the three months ended June 30, 2017 as compared to $1.7 million for the corresponding period in 2016. Revenue increased $2.9 million, or 2.0%, to $146.4 million for the six months ended June 30, 2017 from $143.5 million for the six months ended June 30, 2016. The revenue to total advertising spend for the six months ended June 30, 2017 was 33.1-to-1 as compared to 25.0-to-1 for the corresponding period in 2016. Total advertising spend, inclusive of broker fees, was $4.4 million for the six months ended June 30, 2017 as compared to $5.8 million for the corresponding period in 2016.

For the three months ended June 30, 2017, Optavia revenue was $63.5 million as compared to $57.4 million for the corresponding period in 2016. This is the seventh consecutive quarter-over-quarter of revenue growth for Optavia. The number of active earning Optavia Coaches for the three months ended June 30, 2017 increased to 13,500 from 12,800 for the corresponding period in 2016, an increase of 5.5%. The quarterly revenue per Optavia Coach increased 5.2% to $4,713 for the three months ended June 30, 2017 from $4,479 for the three months ended June 30, 2016. Optavia revenue increased $7.4 million, or 6.5%, to $121.5 million for the six months ended June 30, 2017 from $114.1 million for the six months ended June 30, 2016 as a result of an improved mix with higher selling prices and the price increase effective April 2016.

Medifast Direct revenue decreased $0.7 million, or 7.5%, to $8.6 million for the three months ended June 30, 2017 from $9.3 million for the three months ended June 30, 2016. This decrease in revenue for the current quarter represents a significant improvement from the period-to-period comparison of the first quarter of 2017 to the first quarter of 2016. Sales for the quarter were down in comparison to the corresponding quarter in 2016 as new customer acquisition continued to be challenging. Revenues in this business unit are driven primarily by targeted customer marketing and advertising as well as the direct response initiatives we have in place. Medifast Direct advertising during the three months ended June 30, 2017 increased $0.3 million, or 18.7%, to $1.9 million from $1.6 million for the three months ended June 30, 2016. The Company continues to reduce advertising spending and only invests in initiatives that meet distinct criteria in an effort to focus on determining the ideal media mix to optimize profitability. For the six months ended June 30, 2017, Medifast Direct revenue was $17.5 million as compared to $20.3 million for the corresponding period in 2016 as a result of continued customer acquisition challenges.

For the three months ended June 30, 2017, MWCC revenue was $3.4 million as compared to $4.1 million for the corresponding period in 2016. MWCC revenue decreased $1.5 million, or 17.9%, to $6.9 million for the six months ended June 30, 2017 from $8.4 million for the six months ended June 30, 2016. The decrease in revenue for both the three and six months ended June 30, 2017 was primarily driven by fewer franchise centers in operation during these periods combined with a decline in activity within the centers and a decrease in resellers. As of June 30, 2017, the Company had 36 franchise centers and two reseller locations in operation as compared to 57 franchise centers at the end of the same period last year.

Medifast Wholesale revenue decreased $70 thousand, or 23.3%, to $230 thousand for the three months ended June 30, 2017 from $300 thousand for the three months ended June 30, 2016. The decrease for the quarter was due to the loss of certain accounts resulting from Medifast’s enforcement of business partner compliance distribution requirements. For the six months ended June 30, 2017, Medifast Wholesale revenue was $491 thousand as compared to $798 thousand for the corresponding period in 2016.

Costs of Sales:   Cost of sales increased $0.2 million, or 1.1%, to $18.1 million for the three months ended June 30, 2017 from the corresponding period in 2016 and decreased $1.2 million, or 3.3%, to $35.8 million for the six months ended June 30, 2017 from the corresponding period in 2016. The decrease in cost of sales for the six months ended June 30, 2017 was primarily driven by reduced shipping costs and improved efficiencies in the Company’s supply chain operations.

Gross Profit:   For the three months ended June 30, 2017, gross profit increased $4.4 million, or 8.2%, to $57.6 million from the corresponding period in 2016. As a percentage of sales, gross margin increased 130 basis points to 76.1% for the three months ended June 30, 2017 from 74.8% for the corresponding period in 2016. The gross margin improvement for the quarter primarily resulted from an increase in revenue driven by an improved mix with higher prices. For the six months ended June 30, 2017, gross profit increased $4.1 million, or 3.8%, to $110.5 million from the corresponding period in 2016. As a percentage of sales, gross margin increased 130 basis points to 75.5% for the six months ended June 30, 2017 from 74.2% for the corresponding period in 2016. The gross margin improvement for the year-to-date was primarily driven by an increase in revenue from an improved mix with higher selling prices and a price increase effective April 2016. In addition, cost of sales decreased as a result of efficiencies in the Company’s supply chain operations.

Selling, General and Administrative Expenses:   Selling, general and administrative (“SG&A”) expenses were $46.3 million for the three months ended June 30, 2017, a decrease of $1.9 million, or 3.9%, as compared to $48.2 million for the corresponding period in 2016. SG&A expenses included $359 thousand and $543 thousand in research and development costs for the three months ended June 30, 2017 and 2016, respectively. As a percentage of sales, SG&A expenses was 61.1% for the three months ended June 30, 2017 as compared to 67.8% for the corresponding period in 2016. The decrease in SG&A expenses was primarily a result of the $6.1 million asset impairment costs incurred during the three months ended June 30, 2016. This decrease was partially offset by increased commission expenses resulting from both increased sales and additional Optavia Coaches, and increased personnel costs. Excluding the impairment costs, adjusted SG&A expenses increased $4.2 million to $46.3 million for the three months ended June 30, 2017 from $42.1 for the corresponding period in 2016. Adjusted SG&A expenses as a percentage of sales were 61.1% and 59.2% for the three months ended June 30, 2017 and 2016, respectively.

For the six months ended June 30, 2017, SG&A expenses decreased $4.5 million, or 4.8%, to $90.6 million from $95.1 million for the corresponding period in 2016. SG&A expenses included $743 thousand and $1.2 million in research and development costs for the six months ended June 30, 2017 and 2016, respectively. As a percentage of sales, SG&A expenses were 61.9% for the six months ended June 30, 2017 as compared to 66.3% for the corresponding period in 2016. The decrease was primarily the result of $1.2 million in restructuring costs and $6.1 million in impairment costs that occurred during the six months ended June 30, 2016. In addition, SG&A expenses decreased as a result of reduced and more effective advertising spend in Medifast Direct and reduced depreciation expense. These decreases were partially offset by increased commission expenses due to higher sales and personnel costs. Excluding restructuring and impairment costs, adjusted SG&A expenses increased $2.7 million to $90.6 million for the six months ended June 30, 2017 from $87.9 for the corresponding period in 2016.

Optavia commission expense, which is variable based upon product sales and the number of Optavia Coaches, increased $2.8 million, or 11.6%, for the three months ended June 30, 2017 from the corresponding period in 2016, which is in line with the sales growth of 10.6% that Optavia experienced during the period. For the six months ended June 30, 2017, Optavia commission expense increased $3.3 million, or 7.0%, from the corresponding period in 2016, which is in line with the sales growth of 6.5% that Optavia experienced during the period.

Salaries and benefits increased $1.1 million quarter-over-quarter for the three months ended June 30, 2017, primarily as a result of higher share-based compensation expense and incentive costs. For the six months ended June 30, 2017, salaries and benefits increased $713 thousand from the corresponding period in 2016 primarily as a result of higher share-based compensation expense, incentive costs, and salaries and related benefits offset by a onetime severance expense that was incurred during the three months ended June 30, 2016.

Sales and marketing expenses increased $437 thousand during the three months ended June 30, 2017 and decreased $975 thousand during the six months ended June 30, 2017 from the corresponding periods in 2016. This decrease for the six months ended June 30, 2017 was primarily driven by reduced advertising spend, particularly for Medifast Direct.

General and administrative expenses decreased $5.9 million for the three months ended June 30, 2017 and $6.8 million for the six months ended June 30, 2017 from the corresponding periods in 2016 primarily due to the impairment costs incurred during the three months ended June 30, 2016 and lower depreciation expense.

Income from operations:   For the three months ended June 30, 2017, income from operations increased $6.3 million to $11.3 million from $5.0 million for the corresponding period in 2016 primarily as a result of increased revenue and reduced SG&A expenses. Income from operations for the six months ended June 30, 2017 increased $8.6 million to $19.9 million from the corresponding period in 2016 primarily as a result of increased revenue and reduced cost of sales and SG&A expenses. Adjusted income from operations which excludes impairment costs and restructuring costs increased $203 thousand to $11.3 million for the three months ended June 30, 2017 from the corresponding period in 2016 and increased $1.4 million to $19.9 million for the six months ended June 30, 2017 from the corresponding period in 2016.

Interest income, net:   For the three months ended June 30, 2017 and 2016, interest income was $141 thousand and $65 thousand, respectively, and for the six months ended June 30, 2017 and 2016, interest income was $204 thousand and $180 thousand, respectively.

Other income (expense):   For the three months ended June 30, 2017 and 2016, other expense was $3 thousand and other income was $3 thousand, respectively. For the six months ended June 30, 2017 and 2016, other income was $36 thousand and other expense was $21 thousand, respectively.

Income from operations before income taxes:   Income from operations before income taxes was $11.4 million for the three months ended June 30, 2017 as compared to $5.1 million for the three months ended June 30, 2016, an increase of $6.3 million. Pre-tax profit as a percentage of sales increased to 15.1% for the three months ended June 30, 2017 from 7.2% for the three months ended June 30, 2016. Income from operations before income taxes was $20.2 million for the six months ended June 30, 2017 as compared to $11.5 million for the six months ended June 30, 2016, an increase of $8.7 million. Pre-tax profit as a percentage of sales increased to 13.8% for the six months ended June 30, 2017 from 8.0% for the six months ended June 30, 2016.

Provision for income tax expense:   For the three months ended June 30, 2017, the Company recorded $3.9 million in income tax expense, an effective rate of 33.8%, as compared to $1.7 million in income tax expense, an effective rate of 33.3%, for the three months ended June 30, 2016. The increase in the effective tax rate for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily driven by a decrease in the Domestic Manufacturer Deduction partially offset by reduced state income taxes. For the six months ended June 30, 2017, the Company recorded $6.4 million in income tax expense, an effective rate of 31.9%, as compared to $3.8 million in income tax expense, an effective rate of 33.1%, for the six months ended June 30, 2016. The decrease in the effective tax rate for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to the 1.6% rate reduction related to the discrete change in accounting for taxes associated with share-based compensation, 1.2% rate reduction of the state income tax offset by an 1.6% reduction to the benefit from the Domestic Manufacturer Deduction. The Company anticipates a full year tax rate of 33% to 34% in 2017.

Net income:   Net income was $7.6 million and $13.7 million, or $.63 and $1.14 per diluted share, for the three and six months ended June 30, 2017 as compared to $3.4 million and $7.7 million, or $.29 and $.64 per diluted share, for the three and six months ended June 30, 2016, respectively. Excluding restructuring and impairment costs, adjusted net income was $7.5 million and $12.5 million, or $.63 and $1.05 per diluted share for the three and six months ended June 30, 2016, respectively. The period-over-period changes were driven by the factors described above in the explanations from operations.

Non-GAAP Financial Measures

In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in our quarterly earnings press release and other public disclosures. The following GAAP financial measures have been presented on an as adjusted basis: SG&A expenses, income from operations, net income and diluted earnings per share. Each of these as adjusted financial measures excludes the impact of certain amounts as further identified below and have not been calculated in accordance with GAAP. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is included below. These non-GAAP financial measures are not intended to replace GAAP financial measures.

We use these non-GAAP financial measures internally to evaluate and manage the Company’s operations because we believe they provide useful supplemental information regarding the Company’s on-going economic performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results and as a means to emphasize the results of on-going operations.

The following tables reconcile the non-GAAP financial measures included in this report (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Selling, general, and administrative	$46,301	$48,201	$90,584	$95,127
Adjustments
Impairment of assets	-	6,083	-	6,083
Restructuring charges	-	-	-	1,166
Adjusted selling, general, and administrative	$46,301	$42,118	$90,584	$87,878

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Income from operations	$11,310	$5,024	$19,919	$11,292
Adjustments
Impairment of assets	-	6,083	-	6,083
Restructuring charges	-	-	-	1,166
Adjusted income from operations	$11,310	$11,107	$19,919	$18,541

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net income	$7,584	$3,397	$13,729	$7,657
Adjustments
Impairment of assets	-	4,058	-	4,067
Restructuring charges	-	-	-	780
Adjusted net income	$7,584	$7,455	$13,729	$12,504

Diluted earnings per share (1)	$0.63	$0.29	$1.14	$0.64
Impact for adjustments (1)	-	0.34	-	0.41
Adjusted diluted earnings per share (1)	$0.63	$0.63	$1.14	$1.05

(1) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

The Company had stockholders’ equity of $104.2 million and working capital of $85.6 million at June 30, 2017 as compared with $96.0 million and $76.9 million at December 31, 2016, respectively. The $8.2 million net increase in stockholder’s equity reflects $13.7 million in net income for the six months ended June 30, 2017 offset by $7.7 million declared dividends to stockholders as well as other equity transactions as described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in our condensed consolidated financial statements. The Company declared a dividend of $4.1 million, or $0.32 per share, to common stockholders as of June 23, 2017 that will be paid in the third quarter of 2017. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the declaration and payment of dividends. The Company’s cash, cash equivalents, and investment securities increased from $76.8 million at December 31, 2016 to $88.6 million at June 30, 2017.

Net cash provided by continuing operating activities increased $1.7 million to $20.7 million for six months ended June 30, 2017 from $19.0 million for the six months ended June 30, 2016 primarily as a result of increased net income partially offset by a decrease in cash generated from working capital.

Net cash used in discontinued operating activities was $272 thousand for the six months ended June 30, 2016.

Net cash used in investing activities was $1.7 million for the six months ended June 30, 2017 as compared to net cash provided by investing activities of $4.2 million for the six months ended June 30, 2016. This change resulted from cash used in net investment securities for the six months ended June 30, 2017 as compared to cash provided by net investment securities for the corresponding period in 2016. Also, cash generated from the sale of property, plant and equipment decreased and cash used in capital expenditures increased for the six months ended June 30, 2017 from the corresponding period in 2016.

Net cash used in financing activities increased $1.5 million to $7.9 million for six months ended June 30, 2017 from $6.4 million for the six months ended June 30, 2016. This increase was primarily due to an increase in cash dividends paid to stockholders.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, U.S. money market securities, and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at June 30, 2017, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2016.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective of the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2016 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

No shares of the Company’s common stock were repurchased during the quarter ended June 30, 2017. At the outset of the quarter ended June 30, 2017, there were 847,567 shares of the Company’s common stock eligible for repurchase under the repurchase authorization dated September 16, 2014.

On June 14, 2017 the Company announced it had established a repurchase plan under Rule 10b5-1 (the “Company’s 10b5-1 Plan”) of the Securities Exchange Act of 1934, as amended, to facilitate the continued repurchase of shares of the Company’s common stock under its existing stock repurchase program. The Company may repurchase up to 850,000 shares of its common stock, which remain available under the outstanding repurchase authorization as of June 14, 2017. The Company’s 10b5-1 Plan permits repurchases commencing June 14, 2017, unless the plan is terminated earlier in accordance with its terms. There is no guarantee as to the exact number of shares of the Company’s common stock, if any, that will be purchased under the Company’s 10b5-1 Plan.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).

10.1	Medifast, Inc. Amended and Restated 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573 filed on May 10, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed August 9, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ DANIEL R. CHARD	August 9, 2017
Daniel R. Chard
Chief Executive Officer
(principal executive officer)

BY:	/S/ TIMOTHY G. ROBINSON	August 9, 2017
Timothy G. Robinson
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).

10.1	Medifast, Inc. Amended and Restated 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573 filed on May 10, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed August 9, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements (filed herewith).

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

