Form 10-Q
period 2017-09-30
MEDIFAST INC
filed 2017-11-08
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

100 International Drive
Baltimore, Maryland 21202
Telephone Number: (410) 581-8042

(Address of Principal Executive Offices, Zip Code and Telephone Number, Including Area Code)

3600 Crondall Lane

Owings Mills, Maryland 21117

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

The number of shares of the registrant’s common stock outstanding at November 1, 2017 was 11,933,645.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except par value)

	September 30,	December 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$70,553	$52,436
Accounts receivable-net of allowance for sales returns and doubtful accounts of $528 and $449 at September 30, 2017 and December 31, 2016, respectively	708	1,387
Inventory	16,024	18,311
Investment securities	25,181	24,412
Income taxes, prepaid	442	1,249
Prepaid expenses and other current assets	2,404	3,502
Total current assets	115,312	101,297

Property, plant and equipment - net	18,776	19,753
Other assets	299	162
Deferred tax assets	76	-
Long-term assets of discontinued operations	-	4

TOTAL ASSETS	$134,463	$121,216

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$26,253	$24,300
Current liabilities of discontinued operations	-	121
Total current liabilities	26,253	24,421

Deferred tax liabilities	-	779
Total liabilities	26,253	25,200

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized; 12,124 and 12,027 issued and 11,930 and 11,871 outstanding at September 30, 2017 and December 31, 2016, respectively	12	12
Additional paid-in capital	5,825	2,672
Accumulated other comprehensive income (loss)	47	(165)
Retained earnings	102,326	93,497
Total stockholders' equity	108,210	96,016

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$134,463	$121,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts & dividend data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenue	$77,205	$68,578	$223,556	$212,067
Cost of sales	19,022	16,415	54,870	53,485
Gross profit	58,183	52,163	168,686	158,582

Selling, general, and administrative	47,956	43,210	138,540	138,337

Income from operations	10,227	8,953	30,146	20,245

Other income (expense)
Interest income, net	148	60	352	240
Other income (expense)	(4)	(2)	32	(23)
	144	58	384	217

Income from operations before income taxes	10,371	9,011	30,530	20,462

Provision for income taxes	3,685	2,946	10,115	6,740

Net income	$6,686	$6,065	$20,415	$13,722

Earnings per share - basic	$0.56	$0.51	$1.71	$1.16

Earnings per share - diluted	$0.55	$0.51	$1.69	$1.15

Weighted average shares outstanding -
Basic	11,930	11,848	11,920	11,839
Diluted	12,095	11,948	12,063	11,925

Cash dividends declared per share	$0.32	$0.25	$0.96	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net income	$6,686	$6,065	$20,415	$13,722
Other comprehensive income (loss), net of tax:
Foreign currency translation	7	(3)	13	11
Unrealized gains (losses) on marketable securities:
Change in fair value of marketable securities	26	(52)	189	55
Adjustment for net losses realized and included in net income	-	-	10	65
Total change in unrealized gains (losses) on marketable securities	26	(52)	199	120

Other comprehensive income (loss)	33	(55)	212	131

Comprehensive income	$6,719	$6,010	$20,627	$13,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands)

	Nine months ended September 30, 2017
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total

Balance, December 31, 2016	12,027	$12	$2,672	$(165)	$93,497	$96,016

Net income	-	-	-	-	20,415	20,415
Share-based compensation	95	-	3,418	-	-	3,418
Options exercised by executives and directors	21	-	568	-	-	568
Net shares repurchased for employee taxes	(19)	-	(833)	-	-	(833)
Other comprehensive income	-	-	-	212	-	212
Cash dividends declared to stockholders	-	-	-	-	(11,586)	(11,586)

Balance, September 30, 2017	12,124	$12	$5,825	$47	$102,326	$108,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2017	2016

Operating Activities
Net income	$20,415	$13,722
Adjustments to reconcile net income to cash provided by operating activities - continuing operations
Depreciation and amortization	3,204	4,211
Share-based compensation	3,418	1,870
Loss (gain) on sale of disposal of property, plant and equipment	93	(13)
Realized loss (gain) on investment securities, net	73	(69)
Amortization of premium on investment securities	547	243
Deferred income taxes	(991)	(3,194)
Impairment of fixed assets	-	6,083
Change in operating assets and liabilities:
Accounts receivable	683	502
Inventory	2,287	(1,680)
Income taxes	807	2,793
Prepaid expenses and other current assets	1,098	(141)
Other assets	(137)	43
Accounts payable and accrued expenses	1,757	1,766
Net cash flow provided by operating activities- continuing operations	33,254	26,136
Net cash flow used in operating activities- discontinued operations	-	(471)
Net cash flow provided by operating activities	33,254	25,665

Investing Activities
Sale of investment securities	3,039	26,741
Purchase of investment securities	(4,093)	(26,578)
Sale of property and equipment	59	676
Purchase of property and equipment	(2,379)	(2,039)
Net cash flow used in investing activities	(3,374)	(1,200)

Financing Activities
Repayment of capital leases	-	(163)
Options exercised by executives and directors	568	299
Excess tax benefits from share-based compensation	-	105
Net shares repurchased for employee taxes	(833)	(743)
Cash dividends paid to stockholders	(11,511)	(8,891)
Net cash flow used in financing activities	(11,776)	(9,393)

Foreign currency impact	13	11

Increase in cash and cash equivalents	18,117	15,083
Cash and cash equivalents - beginning of the period	52,436	42,037
Cash and cash equivalents - end of period	$70,553	$57,120

Supplemental disclosure of cash flow information:
Income taxes paid	$10,083	$7,160
Dividends declared included in accounts payable	$4,114	$3,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -- The accompanying unaudited condensed consolidated financial statements of Medifast, Inc. and its wholly-owned subsidiaries (the “Company,” “we,” “us,” or “our”) included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date.

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2017. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2016 audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”).

Presentation of Financial Statements -- The unaudited condensed consolidated financial statements included herein include the accounts of the Medifast, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Accounting Pronouncements Adopted in 2017 --

ASU 2016-09 Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires, among its other provisions, that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as an increase or decrease in income taxes when the awards vest or are settled. This is in comparison to the prior requirement that these excess tax benefits be recognized in additional paid-in capital and these tax deficiencies be recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The new guidance also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows rather than, as previously required, a financing activity. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. As such, the Company adopted this standard on January 1, 2017.

As a result of this adoption:

•	We recognized discrete tax benefits of $32 thousand and $353 thousand in the provision for income taxes line item of our condensed consolidated statements of income for the three and nine months ended September 30, 2017, respectively, related to excess tax benefits upon vesting or settlement in that period.

•	We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our cash flow statement for the three months ended March 31, 2017, where these benefits are classified along with other income tax cash flows as an operating activity.

•	We elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period, rather than estimating the number of share-based awards expected to vest.

•	At this time, we have not changed our policy on statutory withholding requirements and will continue to allow an employee to withhold at the minimum statutory withholding requirements. Amounts paid by us to taxing authorities when directly withholding shares associated with employees’ income tax withholding obligations are classified as a financing activity in our cash flow statement for the three and nine months ended September 30, 2017 and 2016.

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and nine months ended September 30, 2017.

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

ASU 2015-09, Revenue from Contracts with Customers (Topic 606), requires the Company to recognize revenue for the transfer of goods or services to customers for the amount the Company expects to be entitled to receive in exchange for those goods or services. The Company will be required to identify the contract, identify the relevant performance obligations, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize the revenue when the entity satisfies a performance obligation. The new revenue standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning January 1, 2018. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. The Company intends to adopt the new standard on a modified retrospective basis. The Company is in the process of assessing and implementing the new revenue standard, and has prepared its preliminary accounting policy memorandum and is entering the final stages of its documentation related to the new standard. The Company’s preliminary assessment indicates that the timing of revenue recognition for product shipments with free on board shipping point terms could be impacted. While the Company is currently finalizing its assessment of all of the potential impacts of the new standard, the Company does not expect the implementation of the standard will have a material effect on the Company's consolidated results of operations, cash flows or financial position. The new standard will however require more extensive revenue-related disclosures.

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

The following tables represent cash and the available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities (in thousands):

	September 30, 2017
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$45,374	$-	$-	$-	$45,374	$45,374	$-

Level 1:
Certificate of deposit	25,000	-	-	-	25,000	25,000	-
Money market accounts	179	-	-	-	179	179	-
Government & agency securities	5,350	-	(36)	35	5,349	-	5,349
	30,529	-	(36)	35	30,528	25,179	5,349

Level 2:
Municipal bonds	19,619	-	(25)	238	19,832	-	19,832

Total	$95,522	$-	$(61)	$273	$95,734	$70,553	$25,181

	December 31, 2016
	Cost	Unrealized Gains	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$52,005	$-	$-	$-	$52,005	$52,005	$-

Level 1:
Money market accounts	431	-	-	-	431	431	-
Government & agency securities	2,655	-	(48)	9	2,616	-	2,616
	3,086	-	(48)	9	3,047	431	2,616

Level 2:
Municipal bonds	21,836	-	(348)	308	21,796	-	21,796

Total	$76,927	$-	$(396)	$317	$76,848	$52,436	$24,412

The Company had a realized loss of $16 thousand and a realized gain of $84 thousand for the three months ended September 30, 2017 and 2016, respectively, and a realized loss of $73 thousand and a realized gain of $69 thousand for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and 2016, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range up to 5 years for municipal bonds and for government and agency securities.

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

Inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016

Raw materials	$4,252	$6,015
Packaging	1,230	1,202
Non-food finished goods	710	701
Finished goods	10,488	11,219
Reserve for obsolete inventory	(656)	(826)
	$16,024	$18,311

4. Equity

Issuance of Additional Common Stock

On May 18, 2017, the stockholders of the Company approved the Medifast, Inc. Amended and Restated 2012 Share Incentive Plan (the “Amended and Restated 2012 Plan”) that increased the number of shares of the Company’s common stock, par value $.001 per share, that may be awarded under the Amended and Restated 2012 Plan by 600,000, to an aggregate of 1,600,000. During the three months ended September 30, 2017, we did not issue any common stock under the Amended and Restated 2012 Plan and the total number of shares available for issuance remains at 1,600,000 at September 30, 2017.

Stock Repurchase Plan

On June 14, 2017, the Company announced that it had established a stock repurchase plan under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended (the “Stock Repurchase Plan”). The Stock Repurchase Plan permits the Company to repurchase up to 850,000 shares of its common stock until June 30, 2018, unless the plan is terminated earlier in accordance with its terms. There is no guarantee as to the exact number of shares of the Company’s common stock, if any, that will be purchased under the Stock Repurchase Plan. As of September 30, 2017, no shares have been repurchased by the Company under the Stock Repurchase Plan.

5. Leases

On September 18, 2017, Medifast announced the relocation of its corporate offices to 100 International Drive Baltimore, Maryland. As part of this move, Medifast incurred an operating lease with future minimum lease payments totaling $8.8 million to be recognized during the period of August 30, 2017 through February 27, 2026.

6. SHARE-BASED COMPENSATION

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of September 30, 2017 generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $24.26 to $44.73. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The weighted average input assumptions used were as follows:

	Nine months ended September 30,
	2017	2016

Expected term (in years)	6	6
Risk-free interest rate	2.05%	1.11%
Expected volatility	38.33%	42.22%
Dividend yield	2.40%	3.56%

The following table is a summary of our stock option activity:

	Nine months ended September 30,
	2017		2016
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
(shares in thousands)
Outstanding at beginning of period	129	$28.22	98	$28.17
Granted	38	44.73	50	27.99
Exercised	(21)	27.38	(12)	25.64
Forfeited	(17)	37.09	(6)	29.87
Expired	(1)	28.59	-	-
Outstanding at end of the period	128	$32.00	130	$28.22
Exercisable at end of the period	62	$28.14	49	$27.45

As of September 30, 2017, the weighted-average remaining contractual life was 7.95 years with an aggregate intrinsic value of $3.5 million for outstanding stock options and the weighted-average remaining contractual life was 7.16 years with an aggregate intrinsic value of $1.9 million for exercisable options.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2017 and 2016 was $13.73 and $7.91, respectively. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of September 30, 2017 was $517 thousand and is expected to be recognized over a weighted average period of 1.86 years. The Company received $568 thousand and $299 thousand in cash proceeds from the exercise of stock options during the nine months ended September 30, 2017 and 2016, respectively. The total intrinsic value for options exercised during the nine months ended September 30, 2017 and 2016 was $325 thousand and $69 thousand, respectively.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with vesting terms up to five years after the date of grant. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes our restricted stock activity:

	Nine months ended September 30,
	2017		2016
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	215	$27.69	264	$26.38
Granted	44	44.73	17	28.35
Vested	(58)	26.09	(65)	25.14
Forfeited	(8)	36.37	(39)	26.43
Outstanding at end of the period	193	$31.65	177	$27.02

The total fair value of restricted stock awards vested during the nine months ended September 30, 2017 and 2016 was $2.5 million and $1.9 million, respectively.

The total costs of the options and restricted stock awards charged against income during the three months ended September 30, 2017 and 2016 was $912 thousand and $678 thousand, respectively, and $2.6 million and $1.9 million during the nine months ended September 30, 2017 and 2016, respectively. Also included for the three and nine months ended September 30, 2017 was $291 thousand and $810 thousand in expense for 323,925 shares that will vest based on certain market and performance conditions. Included in share-based compensation for the three and nine months ended September 30, 2016 is $248 thousand and $613 thousand for 59,375 shares of performance awards issuable to certain key employees that will vest on December 31, 2017 based on achieving the 2016 financial plan.

The total income tax benefit recognized in the condensed consolidated statements of income for restricted stock awards was $451 thousand and $315 thousand for the three months ended September 30, 2017 and 2016, respectively, and $1.5 million and $839 thousand for the nine months ended September 30, 2017 and 2016, respectively. The total tax benefit recognized in additional paid-in capital upon vesting of restricted stock awards and exercise of stock options for the nine months ended September 30, 2016 was $105 thousand.

There was $3.0 million of total unrecognized compensation cost related to restricted stock awards as of September 30, 2017, which is expected to be recognized over a weighted-average period of 1.59 years. There was $2.6 million of unrecognized compensation cost related to the 323,925 market and performance award shares discussed above as of September 30, 2017, which is expected to be recognized over a weighted-average period of 2.25 years.

7. BUSINESS SEGMENTS

Operating segments are components of an enterprise for which separate financial information is available that is regularly reviewed by the chief operating decision maker in determining how to allocate resources and in assessing performance. The consolidated operating profit of the Company is reviewed by the chief operating decision maker as a single segment and sales are reviewed at the business unit level. In July 2017, the Take Shape For Life® business was rebranded to OPTAVIA® (“Optavia”).

The following table presents sales by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Optavia	$66,434	$56,509	$187,935	$170,594
Medifast Direct	7,786	8,104	25,309	28,355
MWCC- Franchise	2,763	3,692	9,599	12,047
Medifast Wholesale	222	273	713	1,071
Revenue	$77,205	$68,578	$223,556	$212,067

8. EARNING PER SHARE

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Numerator:
Net income	$6,686	$6,065	$20,415	$13,722

Denominator:
Weighted average shares of common stock outstanding	11,930	11,848	11,920	11,839
Effect of dilutive common stock equivalents	165	100	143	86
Weighted average shares of common stock outstanding	12,095	11,948	12,063	11,925

Earnings per share - basic	$0.56	$0.51	$1.71	$1.16

Earnings per share - diluted	$0.55	$0.51	$1.69	$1.15

The calculation of diluted earnings per share excluded 3,813 and 10,000 antidilutive options outstanding for the three months ended September 30, 2017 and 2016, respectively, and 6,780 and 87,500 antidilutive options outstanding for the nine months ended September 30, 2017 and 2016, respectively. EPS is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	September 30, 2017	December 31, 2016

Foreign currency translation	$84	$71
Unrealized losses on marketable securities	(37)	(236)
Accumulated other comprehensive income (loss)	$47	$(165)

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

Overview

Medifast, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” the “Company,” or “Medifast”) is a leading manufacturer and distributor of clinically proven healthy living products and programs. We produce, distribute and sell weight loss, weight management, and healthy living products, and other consumable health and nutritional products. The Company’s product lines include weight loss, weight management, and healthy living meal replacements, snacks, hydration products, and vitamins. Our product sales accounted for 97% of our revenues for the nine months ended September 30, 2017 and 2016, respectively. In July 2017, the Take Shape For Life® business was rebranded OPTAVIA® (“Optavia”) which stands for optimal health and wellbeing. The brand transition included the launch of over 20 OPTAVIA® Essential Fuelings (“Fuelings”) and OPTAVIA® snacks. Health coaches in the Optavia business unit (“Optavia Coaches”) and clients can choose from more than 60 delicious, convenient, interchangeable, scientifically-designed Fuelings.

The Company’s business units are Optavia, Medifast Direct, Franchise Medifast Weight Control Centers (“MWCC”) and Medifast Wholesale. For the three months ended September 30, 2017, total revenue was $77.2 million as compared to $68.6 million for the three months ended September 30, 2016, an increase of $8.6 million, or 12.6%. For the nine months ended September 30, 2017, total revenue was $223.6 million as compared to $212.1 million for the nine months ended September 30, 2016, an increase of $11.5 million, or 5.4%. The increase for both the three and nine months ended September 30, 2017 resulted primarily from an increase in revenue in the Optavia business unit resulting from an increase in volume and an improved mix as clients switch to higher price products offset by a decrease in revenues in the remaining business units. These revenue changes are further described in the “Overview of Results of Operations” section.

For the nine months ended September 30, 2017, the percentage of total revenue by each business unit was as follows:

Optavia	84.1%
Medifast Direct	11.3%
MWCC	4.3%
Medifast Wholesale	0.3%

See Note 7, “Business Segments” of the notes to the condensed consolidated financial statements for a breakout of revenues of the Company’s business segments for the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016.

We review and analyze a number of key operating and financial metrics to manage our business, including revenue to advertising spend, number of active Optavia Coaches, and average quarterly revenue generated per Optavia Coach.

Distribution Business Units

Optavia – Optavia is the personal coaching division of Medifast. This coaching network consists of Optavia Coaches, who are independent contractors and trained to provide coaching and support to clients utilizing the Optavia platform. The role of the Optavia Coach is to provide support and personal encouragement to help clients effectively reach and sustain a healthy weight, and adopt habits for a lifetime of health. Within our Trilogy of Optimal Health, the Company offers individuals an opportunity to create sustainable health in all areas of their lives - building a healthy body, developing a healthy mind, and generating healthy finances. In addition to the encouragement and support of our Optavia Coaches, clients of Optavia are offered online product and program information, tools and support, and access to our registered dieticians. Clients of our Optavia Coaches order our products through either the Company’s website, their Optavia Coach’s replicated website or our in-house call center. In addition to the full line of Medifast branded products and programs, Optavia also offers an exclusive product line under the lifestyle brand OPTAVIA®. Our Optavia Coaches provide coaching and support to their clients throughout the weight-loss and weight-maintenance process. Most new Optavia Coaches are introduced to the opportunity by an existing Optavia Coach. The vast majority of new Optavia Coaches started as weight-loss clients of an Optavia Coach, had success on the Optavia program, and became an Optavia Coach to help others through the weight-loss process.

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

Medifast Direct – Through Medifast Direct, our direct-to-consumer business unit, customers order Medifast products directly through the Company’s website, www.medifastnow.com or our in-house call center. This business is driven by a multi-media customer acquisition and retention strategy that includes digital advertising, direct mail, email, public relations, word of mouth referrals, social media initiatives, and other means as deemed appropriate. Medifast Direct provides support through its social communities, in-house call center, and nutrition support team of registered dietitians to better serve its customers.

Franchise Medifast Weight Control Centers – The MWCC business unit sells product through franchise and reseller locations. These locations offer structured programs and a team of professionals to help customers achieve weight-loss and weight-management success at center locations. Counselors at each location work with members to provide nutritional and behavioral support based on the member’s personal needs. As of September 30, 2017, MWCC had 35 franchised centers located in Arizona, California, Louisiana, Minnesota, Maryland, and Wisconsin and two reseller locations in Maryland and Pennsylvania as compared to a total of 55 centers and one authorized reseller location in Pennsylvania as of September 30, 2016.

In 2016, Medifast entered into distribution and licensing agreements with 19 weight control centers previously operating as franchise locations. Under the terms of these agreements, the locations have been rebranded and offer products and services in addition to those available at a MWCC. These additional products complement the Medifast products and plans, which are still utilized as the exclusive weight management program at these locations. These resellers may use Medifast’s trademarks in their marketing and advertising efforts and continue to purchase Medifast-branded products at wholesale directly from the Company.

Medifast Wholesale – Medifast medical providers carry an inventory of wholesale products and resell them to patients while providing appropriate support to help ensure healthy weight loss and weight management.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our significant accounting policies are described in Note 2 of the consolidated financial statements included in the 2016 Annual Report. Other than the accounting change for ASU 2016-09 Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, we did not make any other material changes to our critical accounting policies during the nine months ended September 30, 2017.

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

Overview of Results of Operations

The following tables reflect our income statements (in thousands, except percentages):

	Three months ended September 30,
	2017	2016	$ Change	% Change

Revenue	$77,205	$68,578	$8,627	12.6%
Cost of sales	19,022	16,415	(2,607)	-15.9%
Gross Profit	58,183	52,163	6,020	11.5%

Selling, general, and administrative costs	47,956	43,210	(4,746)	-11.0%

Income from operations	10,227	8,953	1,274	14.2%

Other income (expense)
Interest income, net	148	60	88	146.7%
Other income (expense)	(4)	(2)	(2)	100.0%
	144	58	86	148.3%

Income from operations before income taxes	10,371	9,011	1,360	15.1%

Provision for income tax expense	3,685	2,946	(739)	-25.1%

Net income	$6,686	$6,065	$621	10.2%

% of revenue
Gross Profit	75.4%	76.1%
Selling, general, and administrative costs	62.1%	63.0%
Income from Operations	13.2%	13.1%

	Nine months ended September 30,
	2017	2016	$ Change	% Change

Revenue	$223,556	$212,067	$11,489	5.4%
Cost of sales	54,870	53,485	(1,385)	-2.6%
Gross Profit	168,686	158,582	10,104	6.4%

Selling, general, and administrative costs	138,540	138,337	(203)	-0.1%

Income from operations	30,146	20,245	9,901	48.9%

Other income (expense)
Interest income, net	352	240	112	46.7%
Other income (expense)	32	(23)	55	-239.1%
	384	217	167	77.0%

Income from operations before income taxes	30,530	20,462	10,068	49.2%

Provision for income tax expense	10,115	6,740	(3,375)	-50.1%

Net income	$20,415	$13,722	$6,693	48.8%

% of revenue
Gross Profit	75.5%	74.8%
Selling, general, and administrative costs	62.0%	65.2%
Income from Operations	13.5%	9.5%

Revenue: Revenue increased $8.6 million, or 12.6%, to $77.2 million for the three months ended September 30, 2017 from $68.6 million for the three months ended September 30, 2016. The revenue to total advertising spend for the three months ended September 30, 2017 was 46.1-to-1 as compared to 37.2-to-1 for the corresponding period in 2016. Total advertising spend, inclusive of broker fees, was $1.7 million for the three months ended September 30, 2017 as compared to $1.8 million for the corresponding period in 2016. Revenue increased $11.5 million, or 5.4%, to $223.6 million for the nine months ended September 30, 2017 from $212.1 million for the nine months ended September 30, 2016. The revenue to total advertising spend for the nine months ended September 30, 2017 was 36.7-to-1 as compared to 27.9-to-1 for the corresponding period in 2016. Total advertising spend, inclusive of broker fees, was $6.1 million for the nine months ended September 30, 2017 as compared to $7.6 million for the corresponding period in 2016.

For the three months ended September 30, 2017, Optavia revenue was $66.4 million as compared to $56.5 million for the corresponding period in 2016. This is the eighth consecutive quarter-over-quarter of revenue growth for Optavia. The number of active earning Optavia Coaches for the three months ended September 30, 2017 increased to 14,200 from 12,800 for the corresponding period in 2016, an increase of 10.9%. The quarterly revenue per Optavia Coach increased 6.2% to $4,693 for the three months ended September 30, 2017 from $4,421 for the three months ended September 30, 2016. Optavia revenue increased $17.3 million, or 10.1%, to $187.9 million for the nine months ended September 30, 2017 from $170.6 million for the nine months ended September 30, 2016 as a result of an increase in volume, an improved mix as clients switch to higher priced products and the price increase that was effective April 2016.

Medifast Direct revenue decreased $0.3 million, or 3.7%, to $7.8 million for the three months ended September 30, 2017 from $8.1 million for the three months ended September 30, 2016. This is the second quarter in a row that the Medifast Direct revenue quarterly decrease has been in the single digits. Sales for the quarter were down in comparison to the corresponding quarter in 2016 as new customer acquisition continued to be challenging. Revenues in this business unit are driven primarily by targeted customer marketing and advertising as well as the direct response initiatives we have in place. Medifast Direct advertising during the three months ended September 30, 2017 decreased $0.1 million, or 5.9%, to $1.6 million from $1.7 million for the three months ended September 30, 2016. The Company continues to reduce advertising spending and only invests in initiatives that meet distinct criteria in an effort to focus on determining the ideal media mix to optimize profitability. For the nine months ended September 30, 2017, Medifast Direct revenue was $25.3 million as compared to $28.4 million for the corresponding period in 2016.

For the three months ended September 30, 2017, MWCC revenue was $2.8 million as compared to $3.7 million for the corresponding period in 2016. MWCC revenue decreased $2.4 million, or 20.0%, to $9.6 million for the nine months ended September 30, 2017 from $12.0 million for the nine months ended September 30, 2016. The decrease in revenue for both the three and nine months ended September 30, 2017 was primarily driven by fewer franchise centers in operation during these periods combined with a decline in activity within the centers and a decrease in resellers. As of September 30, 2017, the Company had 35 franchise centers and two reseller locations in operation as compared to 55 franchise centers and one authorized reseller location at the end of the same period last year.

Medifast Wholesale revenue decreased $51 thousand, or 18.7%, to $222 thousand for the three months ended September 30, 2017 from $273 thousand for the three months ended September 30, 2016. For the nine months ended September 30, 2017, Medifast Wholesale revenue was $713 thousand as compared to $1.1 million for the corresponding period in 2016. The decrease for the quarter and year-to-date were due to the loss of certain accounts resulting from Medifast’s enforcement of business partner compliance distribution requirements.

Costs of Sales: Cost of sales increased $2.6 million, or 15.9%, to $19.0 million for the three months ended September 30, 2017 from the corresponding period in 2016 and increased $1.4 million, or 2.6%, to $54.9 million for the nine months ended September 30, 2017 from the corresponding period in 2016. The increase in cost of sales for the three and nine months ended September 30, 2017 was primarily driven by higher sales and an increase in manufacturing costs as the Company is no longer building inventory for the Optavia launch.

Gross Profit: For the three months ended September 30, 2017, gross profit increased $6.0 million, or 11.5%, to $58.2 million from the corresponding period in 2016. As a percentage of sales, gross margin decreased 70 basis points to 75.4% for the three months ended September 30, 2017 from 76.1% for the corresponding period in 2016. The gross margin percentage decline for the quarter primarily resulted from the increased costs of sales due to increased manufacturing costs as the Company is no longer building inventory for the Optavia launch. For the nine months ended September 30, 2017, gross profit increased $10.1 million, or 6.4%, to $168.7 million from the corresponding period in 2016. As a percentage of sales, gross margin increased 70 basis points to 75.5% for the nine months ended September 30, 2017 from 74.8% for the corresponding period in 2016. The gross margin percentage improvement for the year-to-date period was primarily driven by an increase in revenue from an improved mix as clients switch to higher price products and the price increase effective April 2016.

Selling, General and Administrative: Selling, general and administrative (“SG&A”) expenses were $48.0 million for the three months ended September 30, 2017, an increase of $4.8 million, or 11.0%, as compared to $43.2 million for the corresponding period in 2016. This increase was primarily the result of increased Optavia commissions resulting from increased related sales. SG&A expenses included research and development costs of $343 thousand and $311 thousand for the three months ended September 30, 2017 and 2016, respectively. As a percentage of sales, SG&A expenses were 62.1% for the three months ended September 30, 2017 as compared to 63.0% for the corresponding period in 2016.

For the nine months ended September 30, 2017, SG&A expenses increased $0.2 million, or 0.1%, to $138.5 million from $138.3 million for the corresponding period in 2016. This increase was primarily the result of increased Optavia commissions, salaries and related benefits partially offset by the $6.1 million in impairment costs and $1.2 million in restructuring cost incurred during the nine months ended September 30, 2016. Excluding the impairment and restructuring costs, adjusted SG&A expenses increased $7.4 million to $138.5 million for the nine months ended September 30, 2017 from $131.1 for the corresponding period in 2016. SG&A expenses included research and development costs of $1.1 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively. As a percentage of sales, SG&A expenses were 62.0% for the nine months ended September 30, 2017 as compared to 65.2% for the corresponding period in 2016.

Optavia commission expense, which is variable based upon product sales and the number of Optavia Coaches, increased $4.1 million, or 17.3%, for the three months ended September 30, 2017 from the corresponding period in 2016, which is in line with the sales growth of 17.5% that Optavia experienced during the period. For the nine months ended September 30, 2017, Optavia commission expense increased $7.4 million, or 10.4%, from the corresponding period in 2016, which is in line with the sales growth of 10.1% that Optavia experienced during the period.

Salaries and benefits increased $1.1 million quarter-over-quarter for the three months ended September 30, 2017, primarily as a result of higher incentive costs and share-based compensation expense. For the nine months ended September 30, 2017, salaries and benefits increased $1.8 million from the corresponding period in 2016 primarily as a result of higher incentive costs, share-based compensation expense, and salaries and related benefits offset by a onetime severance expense that was incurred during the nine months ended September 30, 2016.

Sales and marketing expenses decreased $119 thousand during the three months ended September 30, 2017 and decreased $1.1 million during the nine months ended September 30, 2017 from the corresponding periods in 2016. This decrease for the nine months ended September 30, 2017 was primarily driven by reduced advertising spend, particularly for Medifast Direct.

General and administrative expenses decreased $317 thousand for the three months ended September 30, 2017 and decreased $7.9 million for the nine months ended September 30, 2017 from the corresponding periods in 2016. The decrease for the nine months ended September 30, 2017 was primarily due to the impairment costs incurred during the nine months ended September 30, 2016.

Income from operations: For the three months ended September 30, 2017, income from operations increased $1.2 million to $10.2 million from $9.0 million for the corresponding period in 2016 primarily as a result of increased gross profits partially offset by increased SG&A expenses. Income from operations for the nine months ended September 30, 2017 increased $9.9 million to $30.1 million from $20.2 million for the corresponding period in 2016 primarily as a result of increased revenue. Adjusted income from operations which excludes impairment costs and restructuring costs recorded in 2016 increased $2.7 million to $30.1 million for the nine months ended September 30, 2017 from the corresponding period in 2016.

Interest income, net: For the three months ended September 30, 2017 and 2016, interest income was $148 thousand and $60 thousand, respectively, and for the nine months ended September 30, 2017 and 2016, interest income was $352 thousand and $240 thousand, respectively.

Other income (expense): For the three months ended September 30, 2017 and 2016, other expense was $4 thousand and $2 thousand, respectively. For the nine months ended September 30, 2017 and 2016, other income was $32 thousand and other expense was $23 thousand, respectively.

Income from operations before income taxes: Income from operations before income taxes was $10.4 million for the three months ended September 30, 2017 as compared to $9.0 million for the three months ended September 30, 2016, an increase of $1.4 million. Pre-tax profit as a percentage of sales increased to 13.4% for the three months ended September 30, 2017 from 13.1% for the three months ended September 30, 2016. Income from operations before income taxes was $30.5 million for the nine months ended September 30, 2017 as compared to $20.5 million for the nine months ended September 30, 2016, an increase of $10.0 million. Pre-tax profit as a percentage of sales increased to 13.7% for the nine months ended September 30, 2017 from 9.6% for the nine months ended September 30, 2016.

Provision for income tax expense: For the three months ended September 30, 2017, the Company recorded $3.7 million in income tax expense, an effective rate of 35.5%, as compared to $2.9 million in income tax expense, an effective rate of 32.7%, for the three months ended September 30, 2016. The increase in the effective tax rate for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily driven by an increase in state income taxes. For the nine months ended September 30, 2017, the Company recorded $10.1 million in income tax expense, an effective rate of 33.1%, as compared to $6.7 million in income tax expense, an effective rate of 32.9%, for the nine months ended September 30, 2016. The increase in the effective tax rate for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to the 1.2% rate reduction related to the discrete change in accounting for taxes associated with share-based compensation, 0.3% rate increase of the state income tax and by a 1.0% reduction to the benefit from the Domestic Manufacturer Deduction. The Company anticipates a full year tax rate of 33% to 34% in 2017.

Net income: Net income was $6.7 million and $20.4 million, or $.55 and $1.69 per diluted share, for the three and nine months ended September 30, 2017 as compared to $6.1 million and $13.7 million, or $.51 and $1.15 per diluted share, for the three and nine months ended September 30, 2016, respectively. Excluding restructuring and impairment costs, adjusted net income was $18.6 million, or $1.56 per diluted share for the nine months ended September 30, 2016. The period-over-period changes were driven by the factors described above in the explanations from operations.

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

The following tables reconcile the non-GAAP financial measures included in this report (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Selling, general, and administrative	$47,956	$43,210	$138,540	$138,337
Adjustments
Impairment of assets	-	-	-	6,083
Restructuring charges	-	-	-	1,166
Adjusted selling, general, and administrative	$47,956	$43,210	$138,540	$131,088

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Income from operations	$10,227	$8,953	$30,146	$20,245
Adjustments
Impairment of assets	-	-	-	6,083
Restructuring charges	-	-	-	1,166
Adjusted income from operations	$10,227	$8,953	$30,146	$27,494

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net income	$6,686	$6,065	$20,415	$13,722
Adjustments
Impairment of assets	-	-	-	4,078
Restructuring charges	-	-	-	782
Adjusted net income	$6,686	$6,065	$20,415	$18,582

Diluted earnings per share (1)	$0.55	$0.51	$1.69	$1.15
Impact for adjustments (1)	-	-	-	0.41
Adjusted diluted earnings per share (1)	$0.55	$0.51	$1.69	$1.56

(1) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

The Company had stockholders’ equity of $108.2 million and working capital of $89.1 million at September 30, 2017 as compared with $96.0 million and $76.9 million at December 31, 2016, respectively. The $12.2 million net increase in stockholder’s equity reflects $20.4 million in net income for the nine months ended September 30, 2017 offset by $11.6 million declared dividends to stockholders as well as other equity transactions as described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in our condensed consolidated financial statements. The Company declared a dividend of $4.1 million, or $0.32 per share, to common stockholders as of September 22, 2017 that will be paid in the fourth quarter of 2017. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the declaration and payment of dividends. The Company’s cash, cash equivalents, and investment securities increased from $76.8 million at December 31, 2016 to $95.7 million at September 30, 2017.

Net cash provided by continuing operating activities increased $7.2 million to $33.3 million for nine months ended September 30, 2017 from $26.1 million for the nine months ended September 30, 2016 primarily as a result of increased net income and an increase in cash generated from working capital.

Net cash used in discontinued operating activities was $471 thousand for the nine months ended September 30, 2016.

Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2017 as compared to $1.2 million for the nine months ended September 30, 2016. This change resulted primarily from cash used in net investment securities for the nine months ended September 30, 2017 as compared to cash provided by net investment securities for the corresponding period in 2016. Also, cash generated from the sale of property, plant and equipment decreased and cash used in capital expenditures increased for the nine months ended September 30, 2017 from the corresponding period in 2016.

Net cash used in financing activities increased $2.4 million to $11.8 million for nine months ended September 30, 2017 from $9.4 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in cash dividends paid to stockholders.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, U.S. money market securities, and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at September 30, 2017, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2016.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective of the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2016 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31, 2017	-	$-	-	847,567
August 1 – August 31, 2017	200	$43.03	-	847,567
September 1 - September 30, 2017	-	$-	-	847,567

(1)  200 shares of the Company’s common stock were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock previously granted to such employees.

(2)  At the outset of the quarter ended September 30, 2017, there were 847,567 shares of the Company's common stock eligible for repurchase under the repurchase authorization dated September 16, 2014.

On June 14, 2017, the Company announced that it had established a stock repurchase plan under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended (the “Stock Repurchase Plan”). The Stock Repurchase Plan permits the Company to repurchase up to 850,000 shares of its common stock until June 30, 2018, unless the plan is terminated earlier in accordance with its terms. There is no guarantee as to the exact number of shares of the Company’s common stock, if any, that will be purchased under the Stock Repurchase Plan. As of September 30, 2017, no shares have been repurchased by the Company under the Stock Repurchase Plan.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 8, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

BY:	/S/ DANIEL R. CHARD	November 8, 2017
Daniel R. Chard
Chief Executive Officer
(principal executive officer)

BY:	/S/ TIMOTHY G. ROBINSON	November 8, 2017
Timothy G. Robinson
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 8, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

