Form 10-K
period 2017-12-31
MEDIFAST INC
filed 2018-03-16
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                     .

Commission file number: 001-31573

Medifast, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3714405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 International Drive Baltimore, Maryland	21201
(Address of principal executive offices)	(Zip code)

(410) 581-8042
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	New York Stock Exchange

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes  ☐    No   ☒

As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock (based on the closing sale price of $41.47, as reported by the New York Stock Exchange on such date) held by non-affiliates was approximately $447 million.

The number of shares of the registrant’s common stock outstanding at March 5, 2018 was 12,036,811.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or are made in connection with discussions of future operating or financial performance.

Forward-looking statements reflect management’s expectations, beliefs, plans, objectives, goals strategies as of the date of this Report and are not guarantees of future performance or results. Although we believe that these forward-looking statements and the underlying assumptions are reasonable, forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. Some of those factors (in addition to others described elsewhere in this Report and in other reports we file from time to time with the Securities and Exchange Commission (the “SEC” ) that disclose risk and uncertainties that may affect our business) include:

•	our ability to maintain and grow our community of OPTAVIA Coaches;
•	health related claims by our customers;
•	overall economic and market conditions and the resultant impact on consumer spending patterns;
•	adverse publicity associated with our products or business units;
•	the departure of one or more key personnel;
•	our ability to continue to develop innovative new services and products;
•	the failure of our services or products to continue to appeal to the market;
•	our ability to protect our brand and other intellectual property rights;
•	product liability claims;
•	disruptions in our supply chain, the impact of existing and future laws and regulations on our business, risks associated with unauthorized penetration of our information security systems;
•	the effectiveness of our marketing and advertising programs; and
•	other risks and uncertainties described elsewhere in this Report, including those described under Item 1A-“Risk Factors” of this Report, and in subsequent filings with the SEC.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to update any information contained in this Report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware after the date of this Report.

2

PART I

ITEM 1. BUSINESS

SUMMARY

Medifast, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” the “Company” or “Medifast”) is a leading manufacturer and distributor of clinically proven healthy living products and programs. We manufacture weight loss, weight management, and other consumable health and nutritional products. The Company continues to develop its sales, distribution and marketing operations with qualified management and innovative programs and primarily operates through its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA, LLC, Jason Enterprises, Inc., Medifast Franchise Systems (“MFSI”), Inc., Jason Properties, LLC, Medifast Nutrition, Inc., Seven Crondall Associates, LLC, Performance Products, LLC, and Corporate Events, Inc.

MARKETS

United States

Over the past 30 years, obesity in the United States has risen dramatically. In 2013, the American Medical Association officially declared obesity a disease and new treatment guidelines were jointly issued from the American Heart Association, the American College of Cardiology, and the Obesity Society recommending obesity be managed as a chronic disease. The World Health Organization estimates that approximately 1.9 billion people 46 years and older are overweight worldwide, triple the rate since 1975. In the United States, over one-third of the adult population fall within the overweight or obese categories and approximately 37% (over 78 million) are obese.

Obesity is defined as a Body Mass Index (“BMI”) of 30 kg/m2 or greater, whereas overweight is defined as a BMI ranging between 25 and 29.9 kg/m2. In 2016, the United States had an obesity rate of at least 20%. Only four states had an obesity rate that was less than 25%; twenty-five states had an adult obesity rate of 30% or higher. Being overweight and/or obese is linked to a multitude of serious comorbidities including heart disease, stroke, Type 2 diabetes, certain types of cancers, arthritis, sleep apnea and depression. In fact, the 2016 State of Obesity Report by Trust for America’s Health and the Robert Wood Johnson Foundation estimated 80% of people with diabetes are overweight or obese.

The primary factors contributing to obesity, are well known: unhealthy food choices, excessive caloric intake, and lack of physical activity. Obesity is not limited to adults, children and adolescents are also affected. According to the Center for Disease Control (the “CDC”), in the past 30 years the prevalence of obesity in children age 6-11 years has doubled and obesity rates have quadrupled in adolescents age 12-19 years. Approximately 18% of children and 21% of adolescents are obese and are at an increased risk of developing health problems such as high blood pressure, high cholesterol and prediabetes.

The United States spends an estimated $190 billion on obesity-related medical conditions; the average annual medical costs for those who are obese are over $1,400 higher than those of people in a normal weight range. The United States weight loss market itself is estimated to be a $65 billion per year industry, including consumer spending on diet foods, drinks and low-calorie sweeteners; health clubs and workout videos; medically supervised and commercial weight loss programs; children’s weight loss camps; diet books; appetite suppressants and more. Portion-controlled, meal-replacement weight management programs are continuing to gain popularity, as consumers search for a safe and effective solution that provides balanced nutrition, effective weight loss, and valuable behavior-modification education.

Asia

On February 28, 2018, we announced that we will be introducing our Coach model and products through the OPTAVIA brand in Hong Kong and Singapore. This part of Asia has seen a dynamic shift in how health care is being prioritized and consumed.

As middle class consumers in these markets gain higher disposable incomes, health has increasingly become a priority in their lifestyles. Traditional remedies are still essential, however consumers are incorporating the consumption of healthy living products into their daily lives and healthy foods and eating habits are gaining popularity.

We cannot make any assurances regarding the acceptance of our healthy living products by consumers in these new markets.

OUR PRODUCTS, SERVICES, AND DISTRIBUTION BUSINESS UNITS

THE MEDIFAST® BRAND

Medifast enriches lives by providing weight loss, weight management, and healthy living products and other consumable health and nutritional products through multiple channels of distribution, specifically: (1) OPTAVIA, our direct to consumer business unit through word-of-mouth communication and personal one-on-one coaching; (2) Medifast Direct, our direct to consumer business unit through our website and in-house call centers; (3) Franchise Medifast Weight Control Centers, our bricks and mortar-based customer support centers offering a fee-based consultation service and Medifast-branded products; and (4) Medifast Wholesale, a national network of physicians. Medifast products and programs have been recommended by over 20,000 doctors since its founding.

PRODUCTS

Our products were originally developed by a physician and Medifast has been on the cutting edge in the development of nutritional and weight-management products since the Company was founded. The Company offers a variety of weight loss, weight management, and healthy living products under the Medifast®, OPTAVIA, Thrive by Medifast, Optimal Health by OPTAVIA, Flavors of Home®, and Essential 1 brands. The Medifast meal replacement line includes more than 65 options, including, but not limited to, bars, bites, pretzels, puffs, cereal crunch, drinks, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups. The Thrive by Medifast and Optimal Health by OPTAVIA lines include a variety of specially formulated bars, shakes, and smoothies for those who are maintaining their weight for long-term healthy living. Medifast identifies opportunities to expand its product line by regularly surveying its customer base and studying industry and consumer trends. This allows Medifast to introduce new, high quality products that meet consumer demand.

Medifast nutritional products are formulated with high-quality, low-calorie, and low-fat ingredients. Products include individually portioned, calorie- and carbohydrate-controlled meal replacements that share a similar nutritional “footprint” and provide a balance of protein and good carbohydrates. The Company’s meal replacements are also fortified to contain vitamins and minerals, as well as other nutrients essential for good health.

Medifast programs and products have been proven to be effective for weight loss and weight management in clinical studies conducted by researchers from leading universities. We manufacture all powder-based products at our manufacturing facility located in Owings Mills, Maryland and subcontract the production of all other products.

DISTRIBUTION BUSINESS UNITS

OPTAVIA – OPTAVIA is the personal coaching unit of Medifast. This coach community is made up of OPTAVIA Coaches, who are independent contractors and trained to provide coaching and support to clients utilizing the OPTAVIA platform. The role of the OPTAVIA Coach is to provide support and personal encouragement to help clients effectively reach and sustain a healthy weight, and adopt healthy habits for a lifetime of health. Through our Optimal Health offer, the Company offers individuals an opportunity to create sustainable health in all areas of their lives – physical, emotional, and financial health. In addition to the encouragement and support provided by our OPTAVIA Coaches, OPTAVIA clients are offered online product and program information, tools and support, and access to our registered dieticians. OPTAVIA clients order our products through either the Company’s website, their OPTAVIA Coach’s personal website or our in-house call center. In addition to the full line of Medifast branded products and programs, the Company also offers an exclusive product line under the lifestyle brand OPTAVIA. Our OPTAVIA Coaches provide coaching and support to their clients throughout the weight-loss and weight-maintenance process. Most new OPTAVIA Coaches are introduced to the opportunity by an existing OPTAVIA Coach. The vast majority of new OPTAVIA Coaches started as weight-loss clients, who had success on the OPTAVIA program, and became an OPTAVIA Coach in order to help others through the weight-loss process.

OPTAVIA is a member of the Direct Selling Association (the “DSA”), a national trade association representing over 200 direct selling companies doing business in the United States. To become a member of the DSA, OPTAVIA, like other active DSA member companies, underwent a comprehensive and rigorous one-year company review by DSA that included a detailed analysis of its company business-plan materials. This review is designed to ensure that a company’s business practices do not contravene DSA’s Code of Ethics. In addition to its DSA membership, OPTAVIA is also a voluntary DSA Code of Ethics participant, which sets higher standards for ensuring compliance. Compliance with the requirements of the Code of Ethics is paramount to becoming and remaining a member in good standing of the DSA. Accordingly, we believe membership in the DSA by OPTAVIA demonstrates its commitment to the highest standards of ethics and a pledge not to engage in any deceptive, unlawful, or unethical business practices, such as pyramid and other similar schemes. Moreover, OPTAVIA, like other DSA member companies in good standing, has pledged to provide consumers with accurate and truthful information regarding the price, grade, quality, and performance of the products OPTAVIA markets. In 2017, OPTAVIA, and its parent company Medifast were ranked in the DSA’s Top 20 list, a recognition given annually to the largest direct selling companies in the United States.

The majority of the Company’s revenue is generated by our Coach model and OPTAVIA branded products and the future growth of the Company primarily depends on the growth of the OPTAVIA Coaches worldwide. Internally, we have restructured our personnel to eliminate any business segment distinction and have begun to shift clients from our previous Medifast Direct business unit to the Coach model to experience the support of an OPTAVIA coach throughout their health journey. As a result, in the first quarter of 2018, the Company will no longer report separate financial information for the four business units that existed historically.

Medifast Direct – Through Medifast Direct, our direct-to-consumer business unit, customers order Medifast products directly through the Company’s website, www.medifastnow.com or our in-house call center. Upon request, customers can also be connected to an OPTAVIA Coach. This business is driven by a multi-media customer acquisition and retention strategy that includes digital advertising, direct mail, email, public relations, word of mouth referrals, social media initiatives, and other means as deemed appropriate. Medifast Direct provides support through its in-house call center and nutrition support team of registered dietitians to better serve its customers. The Company is in the process of transitioning the Medifast Direct business unit to integrate into our Coach model for the benefit of our OPTAVIA Coach community and clients. We believe that this alignment will help to enhance our long-term success and will facilitate the expansion into new markets over time.

Franchise Medifast Weight Control Centers – The Franchise Medifast Weight Control Centers (“MWCC”) business unit sells product through franchise and reseller locations. These locations offer structured programs and a team of professionals to help customers achieve weight-loss and weight-management success at center locations. Counselors at each location work with members to provide nutritional and behavioral support based on the member’s personal needs. As of December 31, 2017, MWCC had 16 franchised centers located in Arizona, California, Louisiana, Minnesota and Wisconsin and 18 reseller locations in California, Maryland and Pennsylvania as compared to a total of 37 franchised centers and 19 reseller locations as of December 31, 2016.

In 2008, we, through MFSI, our wholly-owned subsidiary, began offering the center model as a franchise opportunity. The franchise offered is for the establishment and operation of center-based retail weight loss centers (“Medifast Weight Control Centers”, or “Medifast Centers”) that sell Medifast-branded meal replacement products and lifestyle education services to overweight and obese individuals. All franchisees must agree to develop a minimum of three (3) Medifast Centers within a defined geographic region and within the time frame set forth in the Franchise Agreement and Development Agreement executed by MFSI and the franchisee. MFSI is required to provide certain ongoing support and assistance to the franchisee. The franchisee must purchase Medifast-branded products from MFSI’s affiliates, must operate the Medifast Centers according to MFSI’s standards, and must pay royalty and other fees to MFSI. Counselors at each location work with members to provide nutritional and behavioral support based on the member’s personal needs. While MFSI does not currently have a purchase option included in its Franchise Agreements and Development Agreements, it does have the right of first refusal to acquire a center if the franchisee wishes to sell a center. MFSI may, in certain limited circumstances, cause its affiliate to provide products to franchisees at a discounted price. Medifast has in the past guaranteed a franchisee’s notes, leases or other obligations. MFSI does not offer direct or indirect financing.

In 2016, Medifast entered into distribution and licensing agreements with 19 weight control centers previously operating as franchise locations. In 2017, one weight control center closed. These businesses now operate as reseller locations. Under the terms of these agreements, the locations have been rebranded and offer products and services in addition to those available at a Medifast Weight Control Center. These additional products complement the Medifast products and plans, which are still utilized as the exclusive weight management program at these locations. These resellers may use Medifast’s trademarks in their marketing and advertising efforts and continue to purchase Medifast-branded products at wholesale directly from the Company.

In 2017, we started the process of converting one of our largest franchisees from the MWCC business unit model to our Coach model. This transition will allow existing and future clients to access the exclusive OPTAVIA branded products and coaching experience going forward. MFSI intends to continue to support its remaining franchisees and the franchised Medifast Centers as required under the Franchise Agreements. However, MFSI’s ongoing franchise strategy depends on the franchisees’ active involvement in, management of, and continued operation of, their Medifast Weight Control Center operations.

Medifast Wholesale –As of December 2017, Medifast discontinued offering its products through the wholesale channel to medical provider practices and provided a transition plan for wholesalers to participate in our Coaching model where they can now provide coaching services, programs and products through the OPTAVIA brand.

DISTRIBUTION LICENSING

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

SEASONALITY

Historically, sales of the Company's weight management products and programs have been seasonal. Traditionally, predisposition of consumers not to initiate a weight loss or management program during the holiday season impacts the fourth quarter with fewer sales of weight management products and services. January and February generally show increases in sales, as these months are considered the commencement of the “diet season.” In 2017, this seasonality pattern changed as sales were earned evenly throughout the year.

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

The Company believes its scientific and clinical heritage and commitment to evaluating its products and programs through clinical research are primary differentiators that allow it to compete in this market. Our products were originally developed by a physician, and Medifast has been on the cutting edge in the development of nutritional and weight-management products since the Company was founded. Medifast meals are individually portioned, calorie- and carbohydrate-controlled meal replacements that share a similar nutritional “footprint” and provide a balance of protein and good carbohydrates, including fiber.

Another primary differentiator is the Company’s distribution strategy which provides varying support modalities, and broadens the availability of our products and programs. The Coaching model offers the personal support of an OPTAVIA Coach, who is often a person who has achieved success with OPTAVIA and has turned their success into a business opportunity. Medifast Direct serves customers through the Medifast website and call center with various online support tools and resources, as well as access to program specialists and registered dietitians. MWCCs offer an on-site supervised and structured model for customers who prefer more accountability and personalized counseling as part of their ongoing program. Medifast weight management programs utilize meal replacements as part of a structured meal plan that clinical research has shown to be effective for weight loss.

MARKETING

Medifast continues to build and leverage its core Medifast brand through multiple marketing strategies. Customer acquisition and retention strategies vary by distribution business unit and may include word-of-mouth, digital marketing, public relations, social media, email marketing, events, and other means. These mediums are used to target new customers by stressing Medifast's and OPTAVIA’s simple and effective approach to weight loss and management and long term health. Many of these programs are also utilized to reactivate, encourage and support existing customers, clients, and OPTAVIA Coaches. Medifast and OPTAVIA continue to enhance all company materials and websites.

MANUFACTURING

Jason Pharmaceuticals, Inc., the Company’s wholly-owned subsidiary, manufactures and produces all Medifast powder-based products, which account for approximately 42% of Medifast’s unit sales, in the manufacturing facility in Owings Mills, Maryland. The Company purchased the plant in July 2002 and has gradually increased production capacity and improved overall efficiencies with additional investments in blending and packaging equipment. The remaining 58% of Medifast products are manufactured by third party vendors in accordance with Medifast proprietary formulas and manufacturing standards. Our Owings Mills manufacturing facility is regulated and inspected by the United States Food and Drug Administration (“FDA”), the United States Department of Agriculture (the “USDA”) and the Maryland State Department of Health and Mental Hygiene. It is certified as a Safe Quality Food Program (“SQF”) Level 2 facility compliant with the Global Food Safety Initiative.

GOVERNMENTAL REGULATION

Direct Selling Regulations

Direct selling is regulated by various national, state and local government agencies in the United States and foreign markets. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, including "pyramid" schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations governing direct selling may be modified or reinterpreted from time to time, which may cause us to modify our sales compensation and business models. In almost all of our markets, regulations are subject to discretionary interpretation by regulators and judicial authorities. There is often ambiguity and uncertainty with respect to the state of direct selling and anti-pyramiding laws and regulations. In the United States, for example, federal law provides law enforcement agencies, such as the Federal Trade Commission ("FTC"), broad latitude in policing unfair or deceptive trade practices, but does not provide a bright-line test for identifying a pyramid scheme. Several states have passed legislation that more clearly distinguishes between illegal pyramid schemes and legitimate multi-level marketing business models. Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumers. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. For example, in 2015, the FTC took aggressive actions against a multi-level marketing company, alleging an illegal business model and inappropriate earnings claims. We have taken additional steps to educate our distributors on proper earnings claims. If our distributors make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business.

In 2016, the FTC entered into a settlement with another multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, the FTC has indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance. If the requirements in this settlement lead to new industry standards or new rules, our business could be impacted and we may need to amend our global sales compensation plan. With a majority of our revenue in the United States coming from sales to retail and preferred customers, we believe that we can demonstrate consumer demand for our products, but we continue to monitor developments to assess whether we should make any changes to our business or global sales compensation plan. If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.

Other Regulations

A number of laws and regulations govern our advertising and marketing, services, products, operations and relations with consumers, franchisees, and other service providers and government authorities in the countries in which we operate.

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

Laws and regulations directly applicable to data protection and communications, operations or commerce over the Internet, such as those governing intellectual property, privacy and taxation, continue to evolve. Our operations are subject to these laws and regulations and we continue to monitor their development and our compliance. In addition, we are subject to other laws and regulations in the United States and internationally.

The FTC has principal regulatory authority over the Company’s advertising and trade practices, its enforcement powers are aimed at protecting the consumer from being deceived by unfair marketing and trading practices.

During the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials claims for program success and program costs. In 2012, Jason Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company, entered into a consent decree with the FTC regarding certain statements included in the advertising for the Company’s weight-loss programs. The consent decree requires us to comply with certain procedures and disclosures in connection with our advertisements of products and services.

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

EMPLOYEES

As of December 31, 2017, the Company employed 399 employees, of whom 170 were engaged in manufacturing, logistics, and supply chain support, and 229 in marketing, administrative, call center and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company. All employees are employed by Jason Pharmaceuticals, Inc.

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

INTELLECTUAL PROPERTY

Products manufactured by and programs marketed by the Company are sold primarily under its own trademarks and trade names. Ours policy is to protect our products and programs through trademark registrations both in the United States and in significant international markets. The Company carefully monitors trademark use and strongly promotes enforcement and protection of all of its trademarks.

AVAILABLE INFORMATION

Our principal office is located at 100 International Drive, Baltimore, Maryland 21201. Our telephone number at this office is (410) 581-8042. Our corporate website is http://www.medifastnow.com. All periodic and current reports, registration statements, code of conduct and other material that we are required to file with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge through our investor relations page at https://ir.medifastnow.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report.

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

CERTIFICATIONS

The Company’s Chief Executive Officer and Chief Financial Officer have filed their certifications as required by the SEC regarding the quality of the Company’s public disclosure for each of the periods ended during the Company’s fiscal year ended December 31, 2017 and the effectiveness of internal control over financial reporting as of December 31, 2017. Further, the Company’s Chief Executive Officer has certified to the New York Stock Exchange (the “NYSE”) that he is not aware of any violation by the Company of the NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE listing standards.

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

Risks Related to Our Business

The success of our Coach model and OPTAVIA business is dependent on our ability to maintain and grow our network of OPTAVIA Coaches.

Sales in our OPTAVIA business unit are generated by our independent contractor OPTAVIA Coaches. The business unit is subject to high turnover and we depend on our network of OPTAVIA Coaches to continually grow their businesses by attracting, training and motivating new OPTAVIA Coaches. We consider our number of OPTAVIA Coaches and revenue per OPTAVIA Coach to be key indicators of our success in the OPTAVIA business unit. For the quarter ended December 31, 2017, the Company had 15,000 active OPTAVIA Coaches and the average revenue per OPTAVIA Coach was $4,562. The failure to provide the tools and competitive compensation necessary to motivate OPTAVIA Coaches to grow their businesses will adversely affect our future growth and profitability.

The growth and sustainability of our network of OPTAVIA Coaches is also subject to risks which may be outside of our control. These include:

•	Negative public perceptions of multi-level marketing;
•	General economic conditions;
•	Failure to develop innovative products to meet consumer demands
•	Adverse opinions of our products, services, or industry; and
•	Regulatory actions against our company, competitors in our industry, or other direct selling companies.

Our use of our network of OPTAVIA Coaches may be challenged which could harm our business.

We may be subject to challenges by government regulators regarding our use of our network of OPTAVIA Coaches. Legal and regulatory requirements concerning the direct selling industry generally do not include “bright line” rules and are inherently fact-based and subject to interpretation. As a result, regulators and courts have discretion in their application of these laws and regulations, and the enforcement or interpretation of these laws and regulations by government agencies or courts can change.

Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumers. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. Any adverse rulings or legal actions could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. For example, in 2015, the FTC took aggressive actions against a multi-level marketing company alleging an illegal business model. If our OPTAVIA Coaches make improper claims regarding our products or business, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business.

In 2016, the FTC entered into a settlement with another multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, the FTC has indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance. If the requirements in this settlement lead to new industry standards or new rules, our business could be impacted and we may need to amend our compensation plan with our OPTAVIA Coaches. With a majority of our revenue in the United States coming from sales through our network of OPTAVIA Coaches, we believe that we can demonstrate consumer demand for our products, but we continue to monitor developments to assess whether we should make any changes to our compensation plan. If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our Company, our business could be harmed.

We could also be subject to challenges by private parties in civil actions. We are aware of recent civil actions against other companies in the United States that use a direct sales model, which have and may in the future result in significant settlements. Allegations against companies that use a multi-level marketing strategy in various markets have also created intense public scrutiny of companies in the direct selling industry. All of these actions and any future scrutiny of us or the direct selling industry could generate negative publicity or further regulatory actions that could result in fines, restrict our ability to conduct our business, enter into new markets, and ultimately attract consumers.

Our sales may be adversely impacted by the health and stability of the general economy.

Our results of operation are highly dependent on the number of OPTAVIA Coaches product sales and program fees. A downturn in general economic conditions, such as a recession or prolonged economic slowdown, may reduce the demand for our products and otherwise adversely affect our sales. For example, economic forces, including general economic conditions, demographic trends, consumer confidence in the economy, changes in disposable consumer income and/or reductions in discretionary spending, may cause consumers to defer or decrease purchases of our products and programs which could adversely affect our revenue, gross margins, and/or our overall financial condition and operating results.

We rely on third parties to provide us with a majority of the products we sell and we manufacture the remaining portion. The inability to obtain the necessary product from our third-party manufacturers or to produce the products we manufacture in-house could cause our revenue, earnings or reputation to suffer.

We rely on third-party manufacturers to supply approximately 58% of the food and other products we sell. If we are unable to obtain sufficient quantity, quality and variety of food and other products in a timely and low-cost manner from our manufacturers, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of the Medifast or OPTAVIA brands.

Therefore, it is critical that we maintain good relationships with our manufacturers. The services we require from these parties may be disrupted due to a number of factors associated with their businesses, including the following:

•	labor disruptions;
•	delivery problems;
•	financial condition or results of operations;
•	internal inefficiencies;
•	equipment failure
•	severe weather;
•	fire;
•	nature or man-made disasters;
•	shortages of ingredients; and
•	USDA or FDA compliance issues.

We manufacture approximately 42% of the food and other products we sell. As a result, we are dependent upon the uninterrupted and efficient operation of our sole manufacturing facility in Owings Mills, Maryland. The operations at this facility may be disrupted by a number of factors, including the following:

•	labor disruptions;
•	power failures;
•	equipment failure;
•	internal inefficiencies;
•	severe weather;
•	fire;
•	nature or man-made disasters; and
•	USDA or FDA compliance issues.

There can be no assurance that the occurrence of these or any other operational problems at our sole facility would not have a material adverse effect on our business, financial condition or results of operations.

We may be subject to claims that our OPTAVIA Coaches are unqualified to provide proper weight loss advice.

Our OPTAVIA Coaches are independent contractors and, accordingly, we are not in a position to provide the same level of oversight as we would if OPTAVIA Coaches were our own employees. As a result, there can be no assurance that our OPTAVIA Coaches will comply with our policies and procedures despite our internal compliance efforts. Additionally, some of our OPTAVIA Coaches do not have extensive training or certification in nutrition, diet or health fields and have only undergone the training they receive from us. We may be subject to claims from our customers alleging that our OPTAVIA Coaches lack the qualifications necessary to provide proper advice regarding weight loss and related topics. We may also be subject to claims that our OPTAVIA Coaches have provided inappropriate advice or have inappropriately referred or failed to refer customers to health care providers for matters other than weight loss. Such claims could result in lawsuits, damage to our reputation and divert management's attention from our business, which would adversely affect our business.

We may be subject to health or advertising related claims from our customers.

Our weight loss and weight management programs do not include medical treatment or medical advice, and we do not engage physicians or nurses to monitor the progress of our customers. Many people who are overweight suffer from other physical conditions, and our target consumers could be considered a high-risk population. A customer who experiences health problems could allege or bring a lawsuit against us on the basis that those problems were caused or worsened by participating in our weight management program. Further, customers who allege that they were deceived by any statements that we made in advertising or labeling could bring a lawsuit against us under consumer protection laws. Currently, we are neither subject to any such allegations nor have we been named in any such litigation. If we were subject to any such claims, while we would defend ourselves against such claims, we may ultimately be unsuccessful in our defense. Also, defending ourselves against such claims, regardless of their merit and ultimate outcome, would likely be lengthy and costly, and adversely affect our brand image, customer loyalty and results of operations.

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

We rely on software, hardware, network systems and similar technology, including cloud-based technology, that is either developed by us or licensed from or maintained by third parties to operate our websites, online subscription product offerings and other services and products such as the recurring billing system associated with certain of our commitment plans, and to support our business operations. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. The integrity of our technology may also be compromised as a result of third-party cyber-attacks, such as hacking, spear phishing campaigns and denial of service attacks, which are increasingly negatively impacting companies. In addition, our operations depend on our ability to protect our information technology systems against damage from third-party cyber-attacks, fire, power loss, water, earthquakes, telecommunications failures and similar unexpected adverse events. Interruptions in our websites, services and products or network systems could result from unknown technical defects, insufficient capacity or the failure of our third party providers to provide continuous and uninterrupted service. While we maintain disaster recovery capabilities to return to normal operation in a timely manner, we do not have a fully redundant system that includes an instantaneous recovery capability.

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

Our certificate of incorporation (as amended) permits our Board of Directors to issue preferred stock without stockholder approval upon such terms as the Board of Directors may determine. The rights of the holders of our common stock will be junior to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or discourage a third party from acquiring, a majority of our outstanding common stock. The issuance of a substantial number of preferred shares could adversely affect the price of our common stock.

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

Like other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our products results in illness or injury. The foods and products that we manufacture and sell in the United States are subject to laws and regulations, including those administered by the USDA and FDA that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on our business as existing insurance coverage may not be adequate. Distributors of weight loss food products, including dietary supplements, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management from the operation of the business. We may also be subject to claims that our products contain contaminants, are improperly labeled; include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Additionally, the manufacture and sale of these products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. To date, we have not been a party to any product liability litigation and we are not aware of any instance in which any of our products have been defective in any way that could give rise to product liability claims. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for us and reduce our revenue. Furthermore, the products we manufacture and distribute, or certain components of those products, may be subject to product recalls or other deficiencies. Any negative publicity associated with these actions would adversely affect our brand and may result in decreased product sales and, as a result, lower revenue and profits.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns a 49,000 square-foot manufacturing facility in Owings Mills, Maryland and leases office space in Baltimore, Maryland which serves as our corporate headquarters. The Company owns a 119,000 square-foot distribution facility in Ridgley, Maryland and leases a second distribution center in Dallas, Texas which includes a call center. This lease is set to expire on March 2018 at which time the Company plans to continue the lease on a monthly basis. Both distribution facilities give the Company adequate product distribution capacity for the foreseeable future. The Company leases a raw materials warehouse in Arbutus, Maryland. The warehouse lease expires in May 2021. The Company also has 4 leases for what were originally used for our corporate owned Medifast Weight Control Centers. These centers were sold to our franchise partners during 2014 and the Company entered into sublease agreements with the franchisees. All corporate leases range in terms from one to 9 years.

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed and traded on the NYSE under the abbreviated ticker symbol “MED”. The Company’s high and low quarterly stock prices on the NYSE for the years ended December 31, 2017 and 2016 follow:

	2017			2016
	Low	High	Cash Dividend Declared Per Common Share	Low	High	Cash Dividend Declared Per Common Share
Quarter ended:
March 31	$40.50	$46.11	$0.32	$27.68	$30.94	$0.25
June 30	41.07	47.13	0.32	29.55	34.95	0.25
September 30	40.32	59.62	0.32	33.52	38.36	0.25
December 31	59.51	73.52	0.48	38.08	43.00	0.32
Total			$1.44			$1.07

The Company paid a $0.32 per share dividend during each quarter of 2017 which includes the dividend declared during the fourth quarter of 2016. During the fourth quarter of 2017, the Company declared a $0.48 dividend that was paid on February 8, 2018. Subsequent to December 31, 2017, the Company’s board of directors declared a dividend of $0.48 per share to stockholders of record as of the close of business on March 30, 2018 payable on May 8, 2018.

Holders

There were approximately 90 record holders of the Company’s common stock as of March 5, 2018. This number does not include beneficial owners of our securities held in the name of nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance under our equity compensation plans, which information is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock for the three months ended December 31, 2017:

2017	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	2,141	$59.70	-	847,567
November 1 - November 30	800	67.03	-	847,567
December 1 - December 31	24,073	70.15	-	847,567

(1) Shares of common stock were surrendered by employees to the Company to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock and upon exercise of options previously granted to such employees.
(2) At the outset of the quarter ended December 31, 2017, there were 847,567 shares of the Company's common stock eligible for repurchase under the repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").

On June 14, 2017, the Company announced that it entered into a Rule 10b5-1 Plan to continue repurchases under the Stock Repurchase Plan. The Stock Repurchase Plan permits the Company to repurchase up to 847,567 shares of its common stock until June 30, 2018, in compliance with Rule 10b-18 of the Exchange Act, unless the plan is terminated earlier in accordance with its terms. There is no guarantee as to the exact number of shares of the Company’s common stock, if any, that will be purchased under the Stock Repurchase Plan. As of December 31, 2017, no shares have been repurchased by the Company under the Stock Repurchase Plan.

Performance Graph

The following line graph compares the yearly percentage change in the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) for the last five fiscal years to that of the Standard & Poor’s 500 Index and the Company’s selected peer groups. The 2016 Peer Group includes NutriSystem Inc., Herbalife Ltd., USANA Health Sciences Inc., and Weight Watchers International, Inc. The 2017 Peer Group includes the 2016 Peer Group with the exception of Herbalife Ltd. and the addition of Farmer Brothers Company, Inter Parfums Inc., Inventure Foods Inc., Jamba Inc., Lifevantage Corp., Nature’s Sunshine Products Inc., Omega Protein Corp.

	2012	2013	2014	2015	2016	2017

Medifast, Inc.	$100.00	$99.01	$127.13	$116.04	$163.89	$282.46
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
2016 Peer Group	100.00	169.24	108.11	136.12	122.15	197.79
2017 Peer Group	100.00	114.68	111.75	116.80	119.45	175.77

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Report, and the consolidated financial statements and notes thereto of the Company included in Part II, Item 8 of this Report. The historical results provided below are not necessarily indicative of future results.

(In thousands, except per share data)	2017	2016	2015	2014	2013
Income statement data:
Revenue	$301,563	$274,534	$272,773	$285,285	$324,054
Gross profit	$227,812	$205,664	$201,315	$209,207	$240,566
Income from operations	$39,632	$26,859	$28,684	$30,246	$38,410
Income from continuing operations before income taxes	$40,326	$27,122	$29,671	$31,693	$39,043
Income from continuing operations	$27,721	$17,835	$19,567	$21,029	$27,135
Income (loss) from discontinued operations, net of tax	-	-	491	(7,848)	(3,166)
Net income	$27,721	$17,835	$20,058	$13,181	$23,969
Basic earnings (loss) per share:
Continuing operations	$2.32	$1.51	$1.64	$1.66	$1.97
Discontinued operations	-	-	0.04	(0.62)	(0.23)
Total basic earnings per share	$2.32	$1.51	$1.68	$1.04	$1.74
Diluted earnings (loss) per share:
Continuing operations	$2.29	$1.49	$1.62	$1.65	$1.96
Discontinued operations	-	-	0.04	(0.62)	(0.23)
Total diluted earnings per share	$2.29	$1.49	$1.66	$1.03	$1.73
Balance sheet data:
Total Assets	$145,929	$121,216	$116,118	$112,183	$130,693
Current Portion of long-term debt and capital lease facilities	$-	$-	$219	$232	$222
Total long-term debt and capital leases	-	-	-	242	474
Total debt	$-	$-	$219	$474	$696
Total stockholders' equity	$108,581	$96,016	$88,584	$80,476	$98,416
Common stock data:
Cash dividends declared per share	$1.44	$1.07	$0.25	$-	$-
Market price per share - high	$73.52	$43.00	$33.40	$34.98	$22.23
Market price per share - low	$40.32	$27.68	$26.67	$24.23	$29.32
Weighted average shares outstanding:
Basic	11,924	11,842	11,959	12,670	13,774
Diluted	12,088	11,947	12,071	12,778	13,818

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). Our significant accounting policies are described in Note 2 to the consolidated financial statements.

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

Income Taxes: The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

We evaluated our tax positions and determined that we did not have any material uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the years ended December 31, 2017 and 2016, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States, Canada and various states and jurisdictions. We are generally no longer subject to United States federal, state, and local income tax examinations by tax authorities for the years before 2014.

Reserves for Returns: We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of December 31, 2017 and 2016 were $557 thousand and $394 thousand, respectively.

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

Background

The Company is a leading manufacturer and distributor of clinically proven healthy living products and programs. The Company’s product lines include weight loss, weight management, and healthy living meal replacements, snacks, hydration products, and vitamins. Our product sales accounted for 98% and 97% of our revenues in 2017 and 2016, respectively.

We review and analyze a number of key operating and financial metrics to manage our business, including the number of active OPTAVIA Coaches, average quarterly revenue generated per OPTAVIA Coach in the OPTAVIA business unit, and revenue to total advertising spend.

In February 2018, we announced our planned expansion into the Asia-Pacific markets of Hong Kong and Singapore in the first half of 2019. Additionally, as of December 31, 2017, the Company discontinued offering its products through Medifast Wholesale to medical provider practices. In 2014, the Company exited the MWCC corporate center model with the sale of 41 Centers to existing franchise partners and the closure of the remaining 34 corporate centers. The assets, liabilities, operating results, and cash flows of the MWCC corporate center business unit have been presented separately as discontinued operations in the consolidated financial statements for all periods presented.

Our OPTAVIA business unit accounted for approximately 85.1% and 81% of our revenues in 2017 and 2016, respectively. The Company is in the process of integrating the Medifast Direct and OPTAVIA business units for the benefit of the OPTAVIA Coach community and clients. We believe that future growth of the Company is dependent upon our ability to continue to grow the number of active OPTAVIA Coaches. For these reasons and as a result of the increasing importance of our OPTAVIA business unit to the Company’s operating results and financial condition, beginning in the first quarter of 2018 the Company will no longer report separate financial information for the four business units that historically existed.

CONSOLIDATED RESULTS OF OPERATIONS - 2017 COMPARED TO 2016

The following table reflects our consolidated statements of income for the years ended December 31, 2017 and 2016 (in thousands, except percentages):

	2017	2016	$ Change	% Change

Revenue	$301,563	$274,534	$27,029	9.8%
Cost of sales	73,751	68,870	(4,881)	-7.1%
Gross Profit	227,812	205,664	22,148	10.8%

Selling, general, and administrative	188,180	178,805	(9,375)	-5.2%

Income from operations	39,632	26,859	12,773	47.6%

Other income (expense)
Interest income, net	558	283	275	97.2%
Other income (expense)	136	(20)	156	-780.0%
	694	263	431	163.9%

Income from operations before income taxes	40,326	27,122	13,204	48.7%

Provision for income tax expense	12,605	9,287	(3,318)	-35.7%

Net income	$27,721	$17,835	$9,886	55.4%

% of revenue
Gross Profit	75.5%	74.9%
Selling, general, and administrative costs	62.4%	65.1%
Income from Operations	13.1%	9.8%

Revenue: Revenue increased $27.1 million, or 9.8%, to $301.6 million in 2017 from $274.5 million in 2016. This increase was driven by the OPTAVIA business unit offset by a decrease in revenues in the remaining business units. The revenue to total advertising spend in 2017 was 39.1-to-1 as compared to 29.2-to-1 in 2016. Total advertising spend, inclusive of broker fees, was $7.7 million in 2017 as compared to $9.4 million in 2016.

For the year ended December 31, 2017, the percentage of total revenue by each business unit was as follows:

OPTAVIA	85.1%
Medifast Direct	10.6%
MWCC	4.0%
Medifast Wholesale	0.3%

In 2017, OPTAVIA revenue increased $34.2 million, or 15.4%, to $256.6 million as compared to $222.4 million in 2016. The increase in revenue for OPTAVIA was driven by an increase in the number of active OPTAVIA Coaches and quarterly revenue per OPTAVIA Coach, as well as the price increase that became effective April 2016. The number of active earning OPTAVIA Coaches for the three months ended December 31, 2017 increased to 15,000 from 12,500 for the corresponding period in 2016, an increase of 20.0%. The quarterly revenue per OPTAVIA Coach increased 9.7% to $4,562 for the three months ended December 31, 2017 from $4,158 for the three months ended December 31, 2016. The increase in Coach productivity was partially due to an improving product mix and shift to our higher priced OPTAVIA product lines.

Medifast Direct revenue decreased $3.2 million, or 9.1%, to $31.9 million in 2017 from $35.1 million in 2016 due to lower new customer acquisitions resulting from reductions in advertising. The Company continues to reduce advertising spending and only invests in initiatives that meet distinct criteria in an effort to focus on determining the ideal media mix to optimize profitability. Medifast Direct advertising in 2017 decreased $1.7 million, or 18.9%, to $7.3 million from $9.0 million in 2016.

In 2017, MWCC revenue was $12.2 million as compared to $15.7 million in 2016. This decrease in revenue was primarily driven by fewer franchise centers in operation combined with a decline in activity within the centers and a decrease in resellers. As of December 31, 2017, the Company had 16 franchise centers and 18 reseller locations in operation as compared to 37 franchise centers and 19 authorized reseller location at the end of last year.

Medifast Wholesale revenue decreased $388 thousand, or 29%, to $931 thousand in 2017 from $1,319 thousand for 2016. This decrease was due to the loss of certain accounts resulting from Medifast’s enforcement of business partner compliance distribution requirements.

Costs of Sales: Cost of sales increased $4.9 million, or 7.1%, to $73.8 million in 2017 from $68.9 million in 2016. This increase in cost of sales was primarily driven by an increase in sales.

Gross Profit: In 2017, gross profit increased $22.1 million, or 10.8%, to $227.8 million from $205.7 million in 2016. As a percentage of sales, gross margin increased 60 basis points to 75.5% for 2017 from 74.9% for 2016. The gross margin percentage improvement for the year was primarily driven by reduced shipping expenses and the price increase that became effective April 2016.

Selling, General and Administrative: Selling, general and administrative (“SG&A”) expenses were $188.2 million in 2017, an increase of $9.4 million, or 5.2%, as compared to $178.8 million in 2016. This increase was primarily the result of increased OPTAVIA commissions, salaries and related benefits partially offset by the $6.1 million in impairment costs and $1.2 million in restructuring cost incurred in 2016. Excluding the impairment and restructuring costs, adjusted SG&A expenses increased $16.6 million to $188.2 million in 2017 from $171.6 in 2016. SG&A expenses included research and development costs of $1.5 million and $2.0 million in 2017 and 2016, respectively. As a percentage of sales, SG&A expenses were 62.4% for 2017 as compared to 65.1% for 2016.

OPTAVIA commission expense, which is a variable based upon product sales and the number of OPTAVIA Coaches, increased $14.9 million, or 16.1%, in 2017 as compared to 2016, which correlates to the increase in revenue of 15.4% that OPTAVIA experienced during the year. OPTAVIA Coaches are compensated on product sales referred to the Company. OPTAVIA Coaches can earn compensation under the Integrated Compensation Plan in two ways:

•	Commissions: OPTAVIA Coaches are primarily compensated by earning commissions on products sold to their clients. These products are sold through their replicated websites or through the Company’s in-house call center. The clients of the OPTAVIA Coaches are responsible for ordering and paying for products that are shipped directly from the Company to the client’s home or designated address. Our OPTAVIA Coaches do not handle payments and are not required to purchase or store products in order to receive a commission. In addition, OPTAVIA Coaches do not receive a commission on their own personal product orders. OPTAVIA Coaches pay the same price for products as their clients. The Company pays retail commissions to qualified OPTAVIA Coaches on a weekly basis.

•	Bonuses: OPTAVIA Coaches are offered several bonus opportunities for acquiring clients, sponsoring OPTAVIA Coaches and helping them to build their business, and sponsoring OPTAVIA Coaches who become higher ranking leaders. The purposes of these bonuses are to reward OPTAVIA Coaches for successfully growing and supporting their clients and to incentivize OPTAVIA Coaches to further support and develop other OPTAVIA Coaches within their team.

OPTAVIA Coaches do not earn a commission or bonus when they recruit a new OPTAVIA Coach into the OPTAVIA network. Fees paid by new OPTAVIA Coaches for start-up materials are at the Company’s approximate cost.

In 2017, salaries and benefits increased $3.0 million as compared to 2016 primarily as a result of higher incentive costs, share-based compensation expense, and salaries and related benefits offset by restructuring severance expense that was incurred during 2016.

Sales and marketing expenses decreased $1.1 million in 2017 as compared to 2016. This decrease was primarily driven by reduced advertising spend, particularly for Medifast Direct, and research and development studies partially offset by increased incentive programs for our OPTAVIA Coaches.

General and administrative expenses decreased $7.4 million in 2017 as compared to 2016. This decrease was primarily due to the impairment costs incurred during 2016 and lower depreciation expense.

Income from operations: Income from operations in 2017 increased $12.7 million to $39.6 million from $26.9 million in 2016 primarily as a result of increased revenue and reduced SG&A expenses resulting from the impairment costs and restructuring costs recorded in 2016. Adjusted income from operations excluding the impairment costs and restructuring costs recorded in 2016 increased $5.5 million to $39.6 million in 2017 from $34.1 million in 2016.

Interest income, net: In 2017 and 2016, interest income was $558 thousand and $283 thousand, respectively.

Other income (expense): In 2017 and 2016, other income was $136 thousand and other expense was $20 thousand, respectively.

Income from operations before income taxes: Income from operations before income taxes was $40.3 million in 2017 as compared to $27.1 million in 2016, an increase of $13.2 million. Pre-tax profit as a percentage of sales increased to 13.4% for 2017 from 9.9% for 2016.

Provision for income tax expense: In 2017, the Company recorded $12.6 million in income tax expense, an effective rate of 31.3%, as compared to $9.3 million in income tax expense, an effective rate of 34.2%, in 2016. The decrease in the effective tax rate for 2017 as compared to 2016 was primarily due to the 3.0% rate reduction related to the discrete change in accounting for taxes associated with share-based compensation, a 1.8% rate decrease of the state income tax and a 0.6% rate decrease attributable to reduction of the Federal rate from 35% to 21%. The total decrease in the effective tax rate for 2017 was offset by the decrease of the benefit from the Domestic Manufacturer Deduction of 1.2% and research development and other items of 1.3%. The Company anticipates a full year tax rate of 22% to 23% in 2018.

Net income: Net income was $27.7 million, or $2.29 per diluted share, in 2017 as compared to $17.8 million, or $1.49 per diluted share, in 2016. Excluding impairment and restructuring costs, adjusted net income was $22.6 million, or $1.89 per diluted share in 2016. The period-over-period changes were driven by the factors described above in the explanations from operations.

CONSOLIDATED RESULTS OF OPERATIONS - 2016 COMPARED TO 2015

The following table reflects our consolidated statements of income for the years ended December 31, 2016 and 2015 (in thousands, except percentages):

	2016	2015	$ Change	% Change

Revenue	$274,534	$272,773	$1,761	0.6%
Cost of sales	68,870	71,458	2,588	3.6%
Gross Profit	205,664	201,315	4,349	2.2%

Selling, general, and administrative	178,805	172,631	(6,174)	-3.6%

Income from operations	26,859	28,684	(1,825)	-6.4%

Other income (expense)
Interest and dividend income, net	283	661	(378)	-57.2%
Other income (expense)	(20)	326	(346)	-106.1%
	263	987	(724)	-73.4%

Income from continuing operations before income taxes	27,122	29,671	(2,549)	-8.6%

Provision for income tax on continuing operations	9,287	10,104	817	8.1%

Income from continuing operations	17,835	19,567	(1,732)	-8.9%

Income from discontinued operations, net of tax	-	491	(491)	-100.0%

Net income	$17,835	$20,058	(2,223)	-11.1%

% of revenue
Gross profit	74.9%	73.8%
Selling, general, and administrative costs	65.1%	63.3%
Income from operations	9.8%	10.5%

Revenue: Revenue increased to $274.5 million in 2016 compared to $272.8 million in 2015, an increase of $1.7 million, or 0.6%. The increase for the year was driven by a revenue increase in the OPTAVIA business unit offset by reduced revenues in the Medifast Direct, Medifast Wholesale, and MWCC business units. The revenue to total advertising spend ratio for continuing operations for 2016 was 29.2-to-1 compared to 17.9-to-1 for 2015. Total advertising spending, inclusive of broker fees, for continuing operations was $9.4 million in 2016 compared to $15.3 million in 2015.

For the year ended December 31, 2016, the percentage of total revenue by each business unit was as follows:

OPTAVIA	81.0%
Medifast Direct	12.8%
MWCC	5.7%
Medifast Wholesale	0.5%

OPTAVIA revenue increased 10.0% to $222.4 million in 2016 compared with $202.2 million in 2015.  The increase in revenue from OPTAVIA was driven by an increase in the number of active OPTAVIA Coaches and quarterly revenue per OPTAVIA Coach, as well as the price increase effective April 2016. The number of active OPTAVIA Coaches for the three months ended December 31, 2016 increased to 12,500 compared to 11,900 during the same period in 2015, an increase of 5.0%. The quarterly revenue per OPTAVIA Coach increased 2.9% to $4,158 for the three months ended December 31, 2016 compared to $4,039 for the three months ended December 31, 2015.

Medifast Direct sales revenue decreased to $35.1 million in 2016 as compared to $48.7 million in 2015, a decrease of $13.6 million, or 27.9%. Sales were down in comparison to 2015 as new customer acquisition continues to be challenging, partially offset by a price increase effective April 2016. The Company reduced advertising spending and only invested in initiatives that met distinct criteria in an effort to focus on determining the ideal media mix to optimize profitability.

MWCC business unit revenue decreased in 2016, with revenue of $15.7 million in 2016 compared to $17.1 million in 2015, a decrease of $1.4 million, or 8.2%. There were 37 franchise centers and 19 reseller locations in operation as of December 31, 2016, as compared to 61 centers as of December 31, 2015. The decrease in the franchise centers over the 12-month period was the result of 19 centers transitioning to the authorized reseller model as well as the closing of 5 centers. The decrease in revenue for the year was primarily driven by fewer centers being in operation during the year and a decrease in same store sales.

Medifast Wholesale revenue decreased $3.5 million, or 72.9%, to $1.3 in 2016 compared to $4.8 million in 2015. The decrease was due to the loss of certain accounts resulting from Medifast’s enforcement of business partner compliance to distribution requirements.

Costs of Sales: Cost of sales decreased $2.6 million, or 3.6%, in 2016 to $68.9 million as compared to $71.5 million in 2015, primarily due to decreased shipping costs.

Gross Profit: In 2016, gross profit increased $4.3 million, or 2.2%, to $205.7 million from $201.4 million in 2015. As a percentage of sales, gross margin increased 110 basis points to 74.9% for 2016 from 73.8% for 2015. The gross margin percentage improvement for the year was primarily driven by the price increases implemented in March 2015 and April 2016, and decreased shipping costs being realized.

Selling, General and Administrative Costs: SG&A expenses increased by $6.2 million, or 3.6%, compared to 2015. SG&A expenses include $2.0 million and $1.8 million in research and development costs in 2016 and 2015, respectively. As a percentage of sales, SG&A expenses increased to 65.1% versus 63.3% for 2015. In 2016, SG&A expenses included $6.1 million in asset impairment costs and $1.2 million in restructuring costs. In 2015, SG&A expenses included $2.1 million of extraordinary legal expenses resulting from certain Schedule 13D filings. Excluding these items, SG&A expenses increased $1.0 million. Adjusted SG&A expenses as a percentage of sales remained flat at 62.5% for 2016 and 2015, respectively.

OPTAVIA commission expense, a variable expense based upon product sales, increased by approximately $9.0 million, or 10.8%, which is in line with the 10.0% increase in revenue year-over-year.

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

During the first quarter of 2016, the Company announced the departure of three Executive Vice Presidents in an effort to re-align the Senior Leadership Team to reflect the changing needs of the business and to provide greater emphasis on the Company’s key areas of focus, and also the resignation of the President and Chief Operating Officer. The Company incurred $1.2 million in net restructuring costs in SG&A expenses associated with the separation agreements for these four executives. This includes a $0.2 million reversal of costs accrued in 2015 for deferred shares that were granted to these three executives in connection with the 2015 bonus plan and were forfeited as a result of their departure. All expenses are expected to be paid within 12 months and the Company estimates that it will recognize $2.2 million in future annual savings as a result of the restructuring.

Sales and marketing expense decreased by $5.9 million in 2016 as compared to the prior year. The decrease was primarily driven by reduced advertising spending and also a decrease in the costs associated with OPTAVIA incentive events. These reductions were partially offset by an increase in the Company’s research and development costs related to an ongoing study. Total advertising spend was $9.4 million in 2016 versus $15.3 million in 2015.

General and administrative expenses decreased $1.9 million in 2016 as compared to 2015. The decrease was primarily driven by reduced legal fees, mainly attributable to the $2.1 million of extraordinary expenses resulting from 13D filings incurred in 2015 related to Engaged Capital. The Company reached a settlement agreement with Engaged Capital during the first quarter of 2015 and no additional expenses have been incurred. The significant decrease in legal expenses was partially offset by an increase in consulting expenses.

Other expenses increased by $4.7 million in 2016 compared to 2015. The 2016 expense includes a $6.1 million impairment for the abandonment of the OPTAVIA software that was under development during the year. The impairment cost was partially offset by a reduction in depreciation expense.

Income from operations: In 2016, income from operations decreased $1.8 million, or 6.4%, to $26.9 million from $28.7 million in 2015 primarily as a result of increased SG&A expenses due to the $6.1 million impairment costs and $1.2 million restructuring charges incurred in 2016 partially offset by the $2.1 legal expenses for the 13D filing incurred in 2015. SG&A expenses were also offset by improved gross profits. Adjusted income from operations which excludes impairment costs, restructuring costs and extraordinary legal expenses increased $3.3 million to $34.1 million in 2016 from $30.8 million in 2015.

Interest and dividend income, net: In 2016 and 2015, interest income was $283 thousand and $661 thousand, respectively.

Other income (expense): In 2016 and 2015, other expense was $20 thousand and other income was $326 thousand, respectively.

Income from continuing operations before income taxes: In 2016, income from continuing operations before income decreased $2.6 million to $27.1 million from $29.7 million. Pre-tax profit as a percent of sales decreased to 9.9% for 2016 compared to 10.9% for 2015.

Provision for income tax on continuing operations: In 2016, the Company recorded $9.3 million in income tax expense, an effective tax rate of 34.2%. In 2015, the Company recorded $10.1 million in income tax expense, an effective tax rate of 34.1%. The increase in the effective tax rate in 2016 over 2015 was the result of an increase in the state tax and a reduction in the research and development credits, offset by an increase in the domestic manufacturing deduction.

Income from continuing operations, net of tax: In 2016, income from continuing operations before income decreased $1.8 million, or 8.9%, to $17.8 million from $19.6 million in 2015. Excluding the asset impairment costs, restructuring charges, and extraordinary legal expenses, income from continuing operations for 2016 and 2015 would have been $22.6 million and $20.9 million, respectively.

Income from discontinued operations: The Company had negligible income from discontinued operations in 2016 compared to $0.5 million in 2015 primarily resulting from the settlement of lease agreements.

Net income: Net income was $17.8 million, or $1.49 per diluted share, in 2016 compared to $20.1 million, or $1.66 per diluted share, in 2015. The year-over-year change was driven by the factors described above. In 2016 and 2015, adjusted net income which excludes the asset impairment costs, restructuring charges, and extraordinary legal expenses, would have been $22.6 million and $21.4 million, respectively.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with GAAP, the Company provides certain non-GAAP financial measures, including adjusted SG&A expense, adjusted income from operations, adjusted income from continuing operations, adjusted net income and adjusted diluted earnings per share. For the year ended December 31, 2016, the Company’s non-GAAP financial measures exclude the impairment of the fixed asset incurred in the second quarter of 2016 and the restructuring charges incurred in the first quarter of 2016. For the year ended December 31, 2015, the Company’s non-GAAP financial measures exclude the extraordinary legal and advisory expenses incurred in connection with the Schedule 13D filings. The departed executives included in the restructuring were employed in 2015; and therefore, the 2017 and 2016 results excluding these charges are not comparative to the 2015 results. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

The following tables reconcile the non-GAAP financial measures included in this report (in thousands):

	2017	2016	2015

Selling, general, and administrative	$188,180	$178,805	$172,631
Adjustments
Impairment of assets	-	6,083	-
Restructuring charges	-	1,166	-
Legal expenses - 13D	-	-	2,084
Adjusted selling, general, and administrative	$188,180	$171,556	$170,547

	2017	2016	2015

Income from operations	$39,632	$26,859	$28,684
Adjustments
Impairment of assets	-	6,083	-
Restructuring charges	-	1,166	-
Legal expenses - 13D	-	-	2,084
Adjusted income from operations	$39,632	$34,108	$30,768

	2017	2016	2015

Income from continuing operations	$27,721	$17,835	$19,567
Adjustments(1)
Impairment of assets	-	4,000	-
Restructuring charges	-	767	-
Legal expenses - 13D	-	-	1,374
Adjusted income from continuing operations	27,721	22,602	20,941
Income from discontinued operations, net of tax	-	-	491
Adjusted net income	$27,721	$22,602	$21,432

Diluted earnings per share from continuing operations(2)	$2.29	$1.49	$1.62
Impact for adjustments(2)	-	0.40	0.11
Adjusted diluted earnings per share from continuing operations(2)	2.29	1.89	1.73
Diluted earnings per share from discontinued operations(2)	-	-	0.04
Adjusted diluted earnings per share(2)	$2.29	$1.89	$1.77

(1) The tax effected impact of adjustments is calculated utilizing the effective tax rate for the year presented, which may differ for quarterly and year-to-date periods. The effective tax rate used were 34.2% and 34.1% for the years ended December 31, 2016 and 2015, respectively.

(2) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Excluding the impact of the items listed above, adjusted selling, general, and administrative expense was $171.6 million and $170.5 million for the years ended December 31, 2016, and 2015, respectively. Adjusted income from operations was $34.1 million and $30.8 million for the years ended December 31, 2016, and 2015, respectively. Adjusted income from continuing operations for the years ended December 31, 2016, and 2015 was $22.6 million and $20.9 million, respectively. Adjusted net income for the years ended December 31, 2016, and 2015 was $22.6 million, or $1.89 per share and $21.4 million, or $1.77 per share, respectively.

Liquidity and Capital Resources

The Company had stockholders’ equity of $108.6 million and working capital of $88.1 million at December 31, 2017 compared with $96.0 million and $76.9 million at December 31, 2016. The $12.6 million net increase in stockholder’s equity reflects $27.7 million in net income for 2017 partially offset by $17.5 million used to declare dividends to stockholders as well as other equity transactions as outlined in the “Consolidated Statements of Changes in Stockholders’ Equity” included in our consolidated financial statements. The Company declared a dividend of $0.48 per share on December 6, 2017, to stockholders of record as of December 22, 2017 that will be paid as of the close of business on February 8, 2018. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the declaration and payment of dividends. The Company’s cash, cash equivalents and investment securities increased from $76.8 million at December 31, 2016 to $98.8 million at December 31, 2017.

Net cash provided by continuing operating activities increased $17.2 million to $43.2 million for 2017 from $26.0 million for 2016 primarily as a result of increased net income and an increase in cash generated from working capital.

Net cash used in discontinued operating activities was $0.6 million for 2016.

Net cash used in investing activities was $3.2 million for 2017 as compared to $2.0 million for 2016. This change resulted primarily from a decrease in cash generated from the sale of property, plant and equipment and an increase in capital expenditures.

Net cash used in financing activities increased $4.5 million to $17.4 million for 2017 from $12.9 million for 2016. This increase was primarily due to an increase in cash dividends paid to stockholders and an increase in net shares repurchased for employee taxes.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, including its expansion of its operations into the Asia-Pacific Markets of Hong Kong and Singapore, to be funded from operating cash flow and financing activities.

The Company evaluates acquisitions from time to time as presented.

Contractual Obligations and Commercial Commitments

The Company had the following contractual obligations as of December 31, 2017 (in thousands):

	2018	2019 - 2020	2021 - 2022	Thereafter	Total

Operating leases (a)	$929	$2,460	$2,335	$3,736	$9,460
Operating leases for sold MWCC Centers (b)	94	21	-	-	115
Unconditional purchase obligations (c)	8,470	-	-	-	8,470
Total contractual obligations	$9,493	$2,481	$2,335	$3,736	$18,045

(a)	The Company has operating leases in place for leased corporate offices, our Texas Distribution center, our raw materials warehouse, and the Company’s printers.
(b)	The Company has 4 operating leases in place that extend beyond December 31, 2017 for previous Medifast Corporate Weight Control Centers sold to franchise partners. The Company remains named on the leases, however the obligations have been subleased to the franchisees.
(c)	The Company has unconditional purchase obligations for inventory.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, United States money market securities, and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at December 31, 2017, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages 29 to 49 hereto and incorporated by reference herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ending December 31, 2017.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions, providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements, providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, was audited by RSM US LLP, our independent registered public accounting firm, as stated in their report appearing below.

Changes in our Internal Control

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Medifast, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Medifast Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes to the consolidated financial statements of the Company and our report dated March 16, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Baltimore, Maryland

March 16, 2018

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2018 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2018 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2018 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2018 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2018 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report

(a)	1. Financial Statements

See Index to the Consolidated Financial Statements on page 29 of this Report

2. Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements

3. Exhibits

Reference is made to the Exhibit Index on page 50 of this Report for a list of exhibits required by Item 601 of Registration S-K to be filed as part of this Report.

ITEM 16. FORM 10-K SUMMARY

None.

MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Medifast, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medifast, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2010.

Baltimore, Maryland

March 16, 2018

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2017, 2016 and 2015

(In thousands, except per share amounts & dividend data)

	2017	2016	2015

Revenue	$301,563	$274,534	$272,773
Cost of sales	73,751	68,870	71,458
Gross profit	227,812	205,664	201,315

Selling, general, and administrative	188,180	178,805	172,631

Income from operations	39,632	26,859	28,684

Other income (expense)
Interest and dividend income, net	558	283	661
Other income (expense)	136	(20)	326
	694	263	987

Income from continuing operations before income taxes	40,326	27,122	29,671

Provision for income taxes on continuing operations	12,605	9,287	10,104

Income from continuing operations	27,721	17,835	19,567

Income from discontinued operations, net of tax	-	-	491

Net income	$27,721	$17,835	$20,058

Basic earnings per share
Continuing operations	$2.32	$1.51	$1.64
Discontinued operations	-	-	0.04
Total basic earnings per share	$2.32	$1.51	$1.68

Diluted earnings per share
Continuing operations	$2.29	$1.49	$1.62
Discontinued operations	-	-	0.04
Total diluted earnings per share	$2.29	$1.49	$1.66

Weighted average shares outstanding
Basic	11,924	11,842	11,959
Diluted	12,088	11,947	12,071

Cash dividends declared per share	$1.44	$1.07	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	2017	2016	2015

Net income	$27,721	$17,835	$20,058
Other comprehensive income (loss), net of tax:
Foreign currency translation	(71)	7	64
Unrealized gains (losses) on marketable securities:
Change in fair value of marketable securities	65	(175)	(245)
Adjustment for net losses (gains) realized and included in net income	11	65	(316)
Total change in unrealized gains (losses) on marketable securities	76	(110)	(561)

Other comprehensive income (loss)	5	(103)	(497)

Comprehensive income	$27,726	$17,732	$19,561

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2017 and 2016

(In thousands, except per share amounts)

	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$75,077	$52,436
Accounts receivable-net of allowance for sales returns and doubtful accounts
of $597 and $449 at December 31, 2017 and 2016, respectively	576	1,387
Inventory	19,328	18,311
Investment securities	23,757	24,412
Income taxes, prepaid	2,272	1,249
Prepaid expenses and other current assets	4,188	3,502
Total current assets	125,198	101,297

Property, plant and equipment - net	18,611	19,753
Other assets	2,120	162
Long-term assets of discontinued operations	-	4

TOTAL ASSETS	$145,929	$121,216

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$37,140	$24,300
Current liabilities of discontinued operations	-	121
Total current liabilities	37,140	24,421

Deferred tax liabilities	208	779
Total liabilities	37,348	25,200

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized;
12,103 and 12,027 issued and 11,971 and 11,871 outstanding
at December 31, 2017 and 2016, respectively	12	12
Additional paid-in capital	4,967	2,672
Accumulated other comprehensive loss	(160)	(165)
Retained earnings	103,762	93,497
Total stockholders' equity	108,581	96,016

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$145,929	$121,216

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	2017	2016	2015

Operating Activities
Net income	$27,721	$17,835	$20,058
Income from discontinued operations, net of tax	-	-	491
Income from continuing operations	27,721	17,835	19,567
Adjustments to reconcile net income to cash provided by
operating activities - continuing operations
Depreciation and amortization	4,209	5,405	7,115
Share-based compensation	4,267	3,428	3,081
Loss (gain) on sale of disposal of property, plant and equipment	94	(12)	81
Realized loss (gain) on investment securities, net	82	(118)	(526)
Amortization of premium on investment securities	703	431	68
Deferred income taxes	(623)	(2,829)	(106)
Impairment of fixed assets	-	6,083	-
Change in operating assets and liabilities:
Accounts receivable	815	246	17
Inventory	(1,017)	(4,976)	2,400
Income taxes, prepaid	(1,023)	300	3,550
Prepaid expenses and other current assets	(686)	(616)	(56)
Other assets	(1,958)	43	292
Accounts payable and accrued expenses	10,653	770	(2,363)
Net cash flow provided by operating activities- continuing operations	43,237	25,990	33,120
Net cash flow used in operating activities- discontinued operations	-	(640)	(3,709)
Net cash flow provided by operating activities	43,237	25,350	29,411

Investing Activities
Sale of investment securities	6,954	26,741	11,880
Purchase of investment securities	(6,956)	(26,578)	(9,250)
Sale of property and equipment	81	676	-
Purchase of property and equipment	(3,242)	(2,876)	(2,819)
Net cash flow used in investing activities	(3,163)	(2,037)	(189)

Financing Activities
Decrease in note receivable	-	-	45
Repayment of capital leases	-	(219)	(255)
Options exercised by executives and directors	568	299	44
Excess tax benefits from share-based compensation	-	230	247
Net shares repurchased for employee taxes	(2,540)	(1,342)	(1,296)
Purchase of treasury stock	-	-	(10,516)
Cash dividends paid to stockholders	(15,390)	(11,889)	-
Net cash flow used in financing activities	(17,362)	(12,921)	(11,731)

Foreign currency impact	(71)	7	87

Increase in cash and cash equivalents	22,641	10,399	17,578
Cash and cash equivalents - beginning of the period	52,436	42,037	24,459
Cash and cash equivalents - end of period	$75,077	$52,436	$42,037

Supplemental disclosure of cash flow information:
Income taxes paid	$13,622	$11,615	$4,182
Dividends declared included in accounts payable	$6,105	$4,039	$3,013

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2017, 2016 and 2015

(In thousands, except par value)

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2014	12,365	$12	$1,132	$435	$78,897	$-	$80,476

Net income	-	-	-	-	20,058	-	20,058
Share-based compensation	51	-	3,081	-	-	-	3,081
Options exercised by executives and directors	2	-	44	-	-	-	44
Net shares repurchased for employee taxes	(40)	-	(1,296)	-	-	-	(1,296)
Share-based compensation tax benefit	-	-	247	-	-	-	247
Other comprehensive loss	-	-	-	(497)	-	-	(497)
Cash dividends declared to stockholders	-	-	-	-	(3,013)	-	(3,013)
Treasury stock purchases	-	-	-	-	-	(10,516)	(10,516)
Treasury stock retirement	(364)	-	(3,208)	-	(7,308)	10,516	-

Balance, December 31, 2015	12,014	$12	$-	$(62)	$88,634	$-	$88,584

Net income	-	-	-	-	17,835	-	17,835
Share-based compensation	41	-	3,428	-	-	-	3,428
Options exercised by executives and directors	12	-	299	-	-	-	299
Net shares repurchased for employee taxes	(40)	-	(1,285)	-	(57)	-	(1,342)
Share-based compensation tax benefit	-	-	230	-	-	-	230
Other comprehensive loss	-	-	-	(103)	-	-	(103)
Cash dividends declared to stockholders	-	-	-	-	(12,915)	-	(12,915)

Balance, December 31, 2016	12,027	$12	$2,672	$(165)	$93,497	$-	$96,016

Net income	-	-	-	-	27,721	-	27,721
Share-based compensation	95	-	4,267	-	-	-	4,267
Options exercised by executives and directors	25	-	568	-	-	-	568
Net shares repurchased for employee taxes	(44)	-	(2,540)	-	-	-	(2,540)
Other comprehensive income	-	-	-	5	-	-	5
Cash dividends declared to stockholders	-	-	-	-	(17,456)	-	(17,456)

Balance, December 31, 2017	12,103	$12	$4,967	$(160)	$103,762	$-	$108,581

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016, and 2015

1. NATURE OF THE BUSINESS

Medifast, Inc. (the “Company” or “Medifast”) is a Delaware corporation, incorporated in 1989. The Company’s operations are primarily conducted through its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Inc., Medifast Nutrition, Inc., Seven Crondall Associates, LLC, Performance Products, LLC, and Corporate Events, Inc. The Company is a leading manufacturer and distributor of clinically proven healthy living products and programs. The Company’s product lines include weight loss, weight management and healthy living meal replacements, snacks, hydration products, and vitamins. The Company has one modern, United States Food and Drug Administration (“FDA”)-approved manufacturing facility located in Owings Mills, Maryland.

These products are sold through various means, including the internet, call center, independent health advisors, medical professionals, franchise weight loss clinics, and direct consumer marketing supported via the phone and internet. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Inc., Medifast Nutrition, Inc., Seven Crondall Associates, LLC, Performance Products, LLC, and Corporate Events, Inc. All inter-Company transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on December 31.

Reclassification – Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation. No reclassification in the consolidated financial statements had a material impact on the presentation.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

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

We review the reserves for customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of product sales revenue recognized in the period of the adjustment. Our estimates for returns have not differed materially from our actual returns. The provision for estimated returns as of December 31, 2017 and 2016 was $557 thousand and $394 thousand, respectively.

Allowances for doubtful accounts are based primarily on an analysis of aged accounts receivable balances and the credit worthiness of our customers as determined by credit checks and analysis, as well as customer payment history. The allowance for doubtful accounts as of December 31, 2017 and 2016 was $40 thousand and $55 thousand, respectively.

Inventory - Inventories consist principally of packaged meal replacements held in the Company’s warehouses. Inventory is stated at the lower of cost or net realizable value, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs. On a quarterly basis, management reviews inventory for unsalable or obsolete inventory.

Investment Securities –The Company’s investments consist of debt and equity securities classified as available-for-sale securities. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. Interest and dividends on marketable debt and equity securities are recognized in income when declared. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, if any, are included in income.

Property, Plant, and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Building and building improvements	10 - 35 years
Leasehold Improvements	Lease term
Equipment and fixtures	3 - 15 years
Software	5 years
Vehicles	5 years

The depreciation life for leasehold improvements is the lesser of the estimated useful life of the addition or the term of the related lease.

Long-lived Fixed Asset Impairment - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Revenue Recognition - Revenue is recognized net of discounts, rebates, promotional adjustments, price adjustments, and estimated returns and upon transfer of title and risk to the customer which occurs at shipping (Free On Board terms). Upon shipment, the Company has no further performance obligations and collection is reasonably assured as the majority of sales are paid prior to shipping.

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

Advertising Costs - Advertising costs are expensed as incurred, except for the preparation, layout, design and production of advertising costs which are expensed when the advertisement is first used. Advertising expense for continuing operations, excluding broker fees, for the years ended December 31, 2017, 2016, and 2015, amounted to $7.7 million, $9.4 million, and $15.3 million, respectively.

Research and Development- The Company incurs research and development costs in connection with the development of new products and programs, which are expensed as incurred. The Company incurred $1.5 million, $2.0 million, and $1.8 million in research and development expense for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Income Taxes – The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

We evaluated our tax positions and determined that we did not have any material uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the years ending December 31, 2017 and 2016, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States, Canada and various states jurisdictions. We are generally no longer subject to United States federal, state, and local income tax examinations by tax authorities for the years before 2014.

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

Earnings Per Share – Basic earnings per share computations are calculated utilizing the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive common stock equivalents.

Comprehensive Income - Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. Comprehensive income consists of net income, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments.

Accounting Pronouncements - Adopted in 2017

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payable Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities, and the classification on the statement of cash flow. The new guidance requires, among its other provisions, that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the statement of income as an increase or decrease in income taxes when the awards vest or are settled. This is in comparison to the prior requirement that these excess tax benefits be recognized in additional paid-in capital and these tax deficiencies be recognized either as an offset to accumulated excess tax benefits, if any, or in the statement of income. The new guidance also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statements of cash flows rather than, as previously required, a financing activity. The pronouncement is effective for fiscal years beginning after December 15, 2016, including interim periods. As such, the Company adopted this new accounting pronouncement effective January 1, 2017.

As a result of this adoption:

•	We recognized a discrete tax benefit of $1.2 million in the provision for income taxes line item of our consolidated statements of income for year ended December 31, 2017 related to excess tax benefits upon vesting or settlement in that period.

•	We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our consolidated statements of cash flows for the year ended December 31, 2017, where these benefits are classified along with other income tax cash flows as an operating activity.

•	We elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period, rather than estimating the number of share-based awards expected to vest.

•	At this time, we have not changed our policy on statutory withholding requirements and will continue to allow an employee to withhold at the minimum statutory withholding requirements. Amounts paid by us to taxing authorities when directly withholding shares associated with employees’ income tax withholding obligations are classified as a financing activity in our consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015, respectively.

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the year ended December 31, 2017.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This pronouncement changes the measurement principle for certain methods from the lower of cost or net realizable value to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 does not apply to inventory that is measured using the Last-in First-out or the retail inventory method. The pronouncement is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this new accounting pronouncement did not have a material impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. The pronouncement is effective for fiscal years ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company adopted this standard and it had no material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements – Pending Adoption

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information, except for:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing the rights and obligations of all leased assets with a term greater than 12 months to be presented on the balance sheet. The pronouncement is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. Management is currently evaluating the effect that the provisions of ASU 2016-02 will have on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably ASU 2016-01 requires the change in fair value of available for sale securities to be recognized in net income. The pronouncement also requires the use of the exit price notion, the separate presentation of financial assets and liabilities by measurement category and form of asset, and the separate presentation in other comprehensive income of changes in fair value resulting from a change in the instrument-specific credit risk. The pronouncement is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Based on the risk level of the Company’s investment portfolio, management does not expect the pronouncement to have a material impact on the Company’s financial statements. As of December 31, 2017, the Company’s unrealized losses on marketable securities, net of tax included in accumulated other comprehensive loss of the Company’s Consolidated Balance Sheets was $160 thousand.

In May 2014, the FASB issued ASU 2015-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard requires the Company to recognize revenue for the transfer of goods or services to customers for the amount the Company expects to be entitled to receive in exchange for those goods or services. The Company will be required to identify the contract, identify the relevant performance obligations, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize the revenue when the entity satisfies a performance obligation. The new revenue standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning January 1, 2018. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. The Company intends to adopt the new standard on a modified retrospective basis. On January 1, 2018, the Company adopted the new revenue standard on a modified retrospective basis and recorded an after-tax transition adjustment to reduce retained earnings as of January 1, 2018 by approximately $2.0 million. This is comprised of $5.6 million of revenue offset by $3.6 million of inventory costs, deferred shipping expense, credit card fees and income taxes. The results of ASU 606 primarily impact the Company’s timing of revenue recognition for product shipments, as product revenue will be recognized upon customer receipt in lieu of at the time of shipment. The new standard will require more extensive revenue-related disclosures.

3. INVENTORIES

Inventories consist principally of packaged meal replacements held in the Company’s warehouses. Inventory is stated at the lower of cost or net realizable value, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs. On a quarterly basis, management reviews inventory for unsalable or obsolete inventory.

Inventories consisted of the following (in thousands):

	December 31, 2017	December 31, 2016

Raw materials	$4,348	$6,015
Packaging	1,185	1,202
Non-food finished goods	920	701
Finished goods	13,407	11,219
Reserve for obsolete inventory	(532)	(826)
Total	$19,328	$18,311

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Land	$565	$565
Building and leasehold improvements	13,042	12,698
Equipment and fixtures	13,099	16,739
Software	25,214	25,603
Vehicles	149	149
Property, plant and equipment- gross	52,069	55,754
Less accumulated depreciation and amortization	33,458	36,001
Property, plant and equipment- net	$18,611	$19,753

Depreciation and amortization expense for continuing operations for the years ended December 31, 2017, 2016 and 2015 was $4.2 million, $5.4 million, and $7.1 million, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Trade payables	$16,148	$9,580
Accrued payroll and related taxes	7,707	5,402
Sales commissions payable	6,584	4,757
Dividends payable	6,105	4,039
Sales tax payable	596	522
Total	$37,140	$24,300

6. EARNINGS PER SHARE

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

	2017	2016	2015

Numerator:
Income from continuing operations	$27,721	$17,835	$19,567
Income from discontinued operations, net of tax	-	-	491
Net income	$27,721	$17,835	$20,058

Denominator:
Weighted average shares of common stock outstanding	11,924	11,842	11,959
Effect of dilutive common stock equivalents	164	105	112
Weighted average shares of common stock outstanding	12,088	11,947	12,071

Basic earnings per share
Continuing operations	$2.32	$1.51	$1.64
Discontinued operations	-	-	0.04
Total basic earnings per share	$2.32	$1.51	$1.68

Diluted earnings per share
Continuing operations	$2.29	$1.49	$1.62
Discontinued operations	-	-	0.04
Total diluted earnings per share	$2.29	$1.49	$1.66

The calculation of diluted earnings per share excluded 3,125, 35,000 and 69,375 antidilutive options outstanding for the years ended December 31, 2017, 2016, and 2015 respectively. The calculation of diluted earnings per share for the year ended December 31, 2016 also excluded 93 antidilutive restricted stock awards.

7. EQUITY

Issuance of Additional Common Stock

On May 18, 2017, the stockholders of the Company approved the Medifast, Inc. Amended and Restated 2012 Share Incentive Plan (the “Amended and Restated 2012 Plan”) that increased the number of shares of the Company’s common stock, par value $.001 per share, that may be awarded under the Amended and Restated 2012 Plan by 600,000, to an aggregate of 1,600,000.

Stock Repurchase Plan

On June 14, 2017, the Company announced that it had established a stock repurchase plan under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended (the “Stock Repurchase Plan”). The Stock Repurchase Plan permits the Company to repurchase up to 850,000 shares of its common stock until June 30, 2018, unless the plan is terminated earlier in accordance with its terms. There is no guarantee as to the exact number of shares of the Company’s common stock, if any, that will be repurchased under the Stock Repurchase Plan. As of December 31, 2017, no shares have been repurchased by the Company under the Stock Repurchase Plan.

8. SHARED-BASED COMPENSATION

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of December 31, 2017 generally vest over a period of three years with an expiration term of ten years. The exercise price of these options ranges from $24.26 to $44.73. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the United States Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield is computed as the annualized dividend rate at the grant divided by the strike price of the stock option. The weighted average input assumptions used for the years ended December 31, 2017, 2016 and 2015 were as follows:

41

	2017	2016	2015

Expected term (in years)	6	6	6
Risk-free interest rate	2.05%	1.11%	1.71%
Expected volatility	38.33%	42.22%	50.91%
Dividend yield	2.40%	3.56%	-

The number of stock options and weighted-average exercise prices as of December 31, 2017 and 2016 are as follows:

	2017		2016
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
(shares in thousands)
Outstanding at beginning of period	129	$28.22	98	$28.17
Granted	38	44.73	50	27.99
Exercised	(27)	27.34	(12)	25.64
Forfeited	(31)	38.64	(6)	29.87
Expired	(3)	30.13	(1)	31.55
Outstanding at end of the period	106	$31.18	129	$28.22
Exercisable at end of the period	54	$28.15	49	$27.45

As of December 31, 2017, the weighted-average remaining contractual life was 7.64 years with an aggregate intrinsic value of $4.1 million for outstanding stock options and the weighted-average remaining contractual life was 6.96 years with an aggregate intrinsic value of $2.2 million for exercisable options. The weighted-average grant date fair value of options granted during the year ended December 31, 2017 and 2016 were $13.73 and $7.91, respectively. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of December 31, 2017 was $307 thousand and is expected to be recognized over a weighted average period of 1.66 years. The Company received $568 thousand and $299 thousand in cash proceeds from the exercise of stock options during the years ended December 31, 2017 and 2016, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017 and 2016 was $603 thousand and $69 thousand, respectively.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with vesting terms up to five years after the date of grant. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. A summary of outstanding restricted stock and award activity as of December 31, 2017 and 2016 are as follows:

	2017		2016
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	215	$27.69	264	$26.38
Granted	44	44.73	92	30.61
Vested	(120)	28.27	(102)	27.42
Forfeited	(10)	37.77	(39)	26.43
Outstanding at end of the period	129	$32.15	215	$27.69

The total fair value of restricted stock awards vested during the years ended December 31, 2017, 2016, and 2015 were $6.8 million, $3.5 million, and $3.9 million, respectively.

The total share-based compensation charged against income during the years ended December 31, 2017, 2016, and 2015 was $4.3 million, $3.4 million, and $3.1 million, respectively. Included in share-based compensation for the year ended December 31, 2017 was $856 thousand in expense for 273,300 shares that will vest if certain market and performance conditions are achieved. Included in share-based compensation for the year ended December 31, 2016 is $0.8 million for 59,375 shares of performance awards issuable to certain key employees that vested on December 31, 2017 based on achieving the 2016 financial plan. Also included in the 2016 expense, is $0.2 million in expense for 210,000 shares that will vest if certain market and performance conditions are achieved. The grant date fair value of the market and performance awards based on the Monte Carlo Method are $0.9 million and $2.0 million for the years ended December 31, 2017 and 2016, respectively, which will be recognized evenly through December 2019.

The total income tax benefit recognized in the consolidated statements of income for restricted stock awards was $2.1 million, $1.2 million and $1.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. The excess tax benefits from share-based compensation recognized in additional paid-in capital for the years ended December 31, 2016 and 2015 was $230 thousand and $247 thousand, respectively.

There was $2.0 million of total unrecognized compensation cost related to restricted stock awards as of December 31, 2017, which is expected to be recognized over a weighted-average period of 1.63 years. There was $1.8 million of unrecognized compensation cost related to the 273,300 market and performance award shares discussed above as of December 31, 2017, which is expected to be recognized over a weighted-average period of 2.00 years.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	December 31, 2017	December 31, 2016

Foreign currency translation	$-	$71
Unrealized losses on marketable securities	(160)	(236)
Accumulated other comprehensive loss	$(160)	$(165)

10. FINANCIAL INSTRUMENTS

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

The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	December 31, 2017
	Cost	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$28,630	$-	$-	$28,630	$28,630	$-

Level 1:
Certificate of deposit	45,000	-	-	45,000	45,000	-
Money market accounts	1,447	-	-	1,447	1,447	-
Government & agency securities	5,342	(67)	13	5,288	-	5,288
	51,789	(67)	13	51,735	46,447	5,288

Level 2:
Municipal bonds	18,404	(201)	266	18,469	-	18,469

Total	$98,823	$(268)	$279	$98,834	$75,077	$23,757

	December 31, 2016
	Cost	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$52,005	$-	$-	$52,005	$52,005	$-

Level 1:
Money market accounts	431	-	-	431	431	-
Government & agency securities	2,655	(48)	9	2,616	-	2,616
	3,086	(48)	9	3,047	431	2,616

Level 2:
Municipal bonds	21,836	(348)	308	21,796	-	21,796

Total	$76,927	$(396)	$317	$76,848	$52,436	$24,412

The Company had realized loss of $82 thousand for the year ended December 31, 2017 and realized gains of $118 thousand and $526 thousand for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2017, 2016, and 2015, gross unrealized losses and gains related to individual securities that had been in a continuous loss or gain position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range up to 5 years for municipal bonds and for government and agency securities.

11. RESTRUCTURING

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

The following table summarizes our severance accruals, excluding the reversal of prior year stock accrual (in thousands):

Accrued balance as of December 31, 2015	$-
Charges incurred during the year	1,343
Payments during the year	(997)
Accrued balance as of December 31, 2016	346
Payments during the year	(346)
Accrued balance as of December 31, 2017	$-

12. ASSET IMPAIRMENT

During the second quarter of 2016, the Company incurred a $6.1 million impairment charge in connection with the abandonment of software under development for the OPTAVIA business unit. The decision to abandon the software, which was determined in the final stages of the quarterly close process, was the result of an in depth analysis of proven alternatives available today in the market which are a better fit for our business going forward and the cost of these alternatives when compared to the ongoing development and maintenance of the abandoned software. The impairment charge was recorded for the full value of the asset and has been included as part of selling, general, and administrative expense on the consolidated statements of income.

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

The following table presents sales by business units for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015

OPTAVIA	$256,543	$222,402	$202,218
Medifast Direct	31,896	35,144	48,658
MWCC	12,193	15,669	17,072
Medifast Wholesale	931	1,319	4,825
Revenue	$301,563	$274,534	$272,773

14. INCOME TAXES

Income tax expense attributable to continuing operations for the years ended December 31, 2017, 2016, and 2015 consisted of the following (in thousands):

	2017	2016	2015
Current
Federal	$12,448	$11,605	$9,814
State	780	511	396
Total current	13,228	12,116	10,210

Deferred
Federal	(667)	(3,078)	(125)
State	(63)	253	39
Foreign	107	(4)	(20)
Total deferred	(623)	(2,829)	(106)

Provision for income taxes on continuing operations	$12,605	$9,287	$10,104

The total provision for income taxes for the years ended December 31, 2017, 2016, and 2015 was $12.7 million, $9.0 million, $9.9 million, respectively. Those amounts have been allocated to the following financial statement items:

	2017	2016	2015

Income from continuing operations	$12,605	$9,287	$10,104
Income from discontinued operations	-	-	387
Stockholders' equity, unrealized (gains) losses on
investment securities & foreign currency	52	(74)	(357)
Additional paid in capital, share-based compensation tax benefit	-	(230)	(247)
Total provision for income taxes	$12,657	$8,983	$9,887

Significant components of the Company’s deferred tax assets (liabilities) consisted of the following: (in thousands):

	December 31, 2017	December 31, 2016

Reserves on inventory and sales	$233	$446
Credit and loss carryforwards	494	527
Stock compensation	952	1,333
Accrued expenses and deferred costs	642	638
Inventory capitalization	229	252
Unrealized gain on investments	74	160
Total deferred tax assets	2,624	3,356

Prepaid expenses	(667)	(659)
Depreciation	(2,165)	(3,453)
Foreign currency	-	(23)
Total deferred tax liabilities	(2,832)	(4,135)

Net deferred tax liabilities	$(208)	$(779)

The reconciliation of the United States federal statutory tax provision to the Company's provision for income taxes on continuing operations for the years ended December 31, 2017, 2016, and 2015 (in thousands, except percentages):

	2017		2016		2015
Statutory federal tax	$14,114	35.0%	$9,493	35.0%	$10,381	35.0%
State income taxes, net of federal benefit	446	1.1%	797	2.9%	414	1.4%
Foreign taxes	(77)	-0.2%	3	0.0%	15	0.1%
Domestic manufacturer deduction	(870)	-2.2%	(920)	-3.4%	(824)	-2.8%
Share-based compensation	(1,191)	-3.0%	-	0.0%	-	0.0%
Other permanent differences	147	0.4%	41	0.2%	4	0.0%
Research and development and jobs credits	-	0.0%	(163)	-0.6%	(247)	-0.8%
Effect of Federal tax law change	(222)	-0.6%	-	0.0%	-	0.0%
Other state income tax benefits	-	0.0%	-	0.0%	114	0.4%
Other	258	0.8%	36	0.1%	247	0.8%
Provision for income taxes on continuing operations	$12,605	31.3%	$9,287	34.2%	$10,104	34.1%

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018. As a result of the reduction in the corporate income tax rate from 35% to 21% under the Act, the Company revalued its net deferred tax liability resulting in a reduction of approximately $426 thousand, which had been recorded as a reduction of income tax expense in the Company’s consolidated statements of income for the year ended December 31, 2017. The impact to the Company’s earnings per common share was an increase of approximately $0.04 per share. The Company’s revaluation of its deferred tax liability is subject to further clarification of the Act.

In addition, the 2017 effective tax rate was impacted by the excess tax benefit from share-based compensation activity which is reflected as a reduction of the provision for income taxes, where as they were previously recognized in equity. In 2017, the effective tax rate was not impacted by the Company’s new state jobs credits and research & development credits.

In 2016 and 2015 effective tax rates were impacted by the Company’s extensive state income tax planning.  This planning includes taking advantage of Maryland’s apportionment methodology.  As a manufacturing entity based in Maryland, the Company utilizes the single sales factor apportionment method in addition to claiming new state jobs credits and research & development credits.  The Company has separate company state net operating loss carry forwards totaling $22.0 million that start expiring in 2029.

15. COMMITMENTS

Operating Leases:

As of December 31, 2017, the Company leases office space for corporate offices, a distribution facility in Texas, a raw materials warehouse in Maryland under leasing terms ranging from 5 to 9 years. The Company has 4 previously corporate-operated MWCC Centers that were sold to franchises and subleased which expire within 2 years.

Future minimum rental and lease payments required under non-cancelable original lease terms in excess of one year as of December 31, 2017 (in thousands):

2018	$1,023
2019	1,238
2020	1,243
2021	1,186
2022	1,149
Thereafter	3,736
Total minimum lease payments	$9,575

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $0.1 million due under future non-cancelable subleases.

The following table is a summary of the Company’s rent expense for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015

Continuing operations	$1,842	$1,276	$1,506
Discontinued operations	-	-	(1,002)
	$1,842	$1,276	$504

For the year ended December 31, 2015, the positive impact to rent expense was due to lease termination agreements that resulted in the reversal of rent obligations estimates that were expensed in 2014.

Equipment lease expense for continuing operations for the years ended December 31, 2017, 2016, and 2015 was $0.2 million, $0.7 million, and $1.0 million, respectively.

Unconditional purchase obligations:

At December 31, 2017, the Company had $8.5 million in unconditional purchase obligations for inventory.

16. DISCONTINUED OPERATIONS, EXIT ACTIVITIES, AND CLINIC OBLIGATIONS

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

The following is a summary of the Company’s operating results for discontinued operations for the year ended December 31, 2015 (in thousands):

2015

Revenue	$-

Income from discontinued operations before income taxes	$878
Provision for income taxes on discontinuing operations	387
Income from discontinued operations, net of tax	$491

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities included in discontinued operations as of December 31, 2016 (in thousands):

December 31, 2016
ASSETS
Long term assets
Other assets	$4

TOTAL ASSETS	$4

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$121

Total liabilities	$121

The following table summarizes the exit obligations, primarily for lease obligations related to closed corporate Medifast Weight Control Centers, severance accruals, and customer refunds incurred as of December 31, 2017 and 2016 (in thousands):

Accrued balance as of December 31, 2015	$1,129
Adjustments recorded during the year (1)	134
Payments during the year	(1,142)
Accrued balance as of December 31, 2016	121
Payments during the period	(121)
Accrued balance as of December 31, 2017	$-

(1) -	The adjustments to the accrual recorded relate primarily to agreements reached with franchisees related to lease obligations for previously owned MWCC Corporate Centers.

17. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter
(in thousands, except per share amounts)	First	Second	Third	Fourth

2017
Revenue	$70,622	$75,729	$77,205	$78,007
Gross profit	52,892	57,611	58,183	59,126
Income from continuing operations before income taxes	8,711	11,448	10,371	9,796
Net income	6,145	7,584	6,686	7,306
Basic earnings per share	0.52	0.64	0.56	0.61
Diluted earnings per share	0.51	0.63	0.55	0.60

2016
Revenue	$72,345	$71,144	$68,578	$62,467
Gross profit	53,194	53,225	52,163	47,082
Income from continuing operations before income taxes	6,359	5,092	9,011	6,660
Net income	4,260	3,397	6,065	4,113
Basic earnings per share	0.36	0.29	0.51	0.35
Diluted earnings per share	0.36	0.29	0.51	0.34

Earnings per share (sometimes referred to as “EPS”) is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per share may not equal the total computed for the year.

18. SUBSEQUENT EVENTS

On March 15, 2018, the Company’s board of directors declared a cash dividend of $0.48 per share its stockholders, valued at $5.9 million. The dividend is payable on May 8, 2018 to stockholders of record as of the close of business on March 30, 2018.

INDEX TO EXHIBITS

No.

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).

10.1	Amended and Restated 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on May 10, 2017).*

10.2	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed on February 4, 2014).*

10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.5	Form of Performance-Based Deferred Share Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.6	Cooperation Agreement dated April 3, 2015, by and among the Company, Engaged Capital LLC, and the persons set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015.

21.1	Subsidiaries of Medifast, Inc. (filed herewith).

23.1	Consent of RSM US LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Medifast, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 16, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to the Consolidated Financial Statements (filed herewith).

* Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIFAST, INC.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard Chief Executive Officer (Principal Executive Officer)
Dated:	March 16, 2018

/s/ TIMOTHY G. ROBINSON
Timothy G. Robinson Chief Financial Officer (Principal Financial and Accounting Officer)
Dated:	March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY J. BROWN	Lead Director	March 16, 2018
Jeffrey J. Brown

/s/ KEVIN G. BYRNES	Director	March 16, 2018
Kevin G. Byrnes

/s/ DANIEL R. CHARD	Chief Executive Officer	March 16, 2018
Daniel R. Chard

/s/ CHARLES P. CONNOLLY	Director	March 16, 2018
Charles P. Connolly

/s/ CONSTANCE J. HALLQUIST	Director	March 16, 2018
Constance J. Hallquist

/s/ JOSEPH P. KELLEMAN	Vice President Finance and Corporate Controller	March 16, 2018
Joseph P. Kelleman

/s/ MICHAEL C. MACDONALD	Chairman	March 16, 2018
Michael C. MacDonald

/s/ TIMOTHY G. ROBINSON	Chief Financial Officer	March 16, 2018
Timothy G. Robinson

/s/ CARL E. SASSANO	Director	March 16, 2018
Carl. E. Sassano

/s/ SCOTT SCHLACKMAN	Director	March 16, 2018
Scott Schlackman

