Form 10-Q
period 2018-03-31
MEDIFAST INC
filed 2018-05-04
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s common stock outstanding at April 27, 2018 was 12,062,532.

Medifast, Inc. and subsidiaries

Index

Part 1 – Financial Information:

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts & dividend data)

	Three months ended March 31,
	2018	2017

Revenue	$98,596	$70,622
Cost of sales	23,788	17,730
Gross profit	74,808	52,892

Selling, general, and administrative	60,125	44,283

Income from operations	14,683	8,609

Other income (expense)
Interest income, net	249	63
Other income (expense)	(1)	39
	248	102

Income from operations before income taxes	14,931	8,711

Provision for income taxes	2,709	2,566

Net income	$12,222	$6,145

Earnings per share - basic	$1.02	$0.52

Earnings per share - diluted	$1.01	$0.51

Weighted average shares outstanding -
Basic	12,030	11,901
Diluted	12,139	12,009

Cash dividends declared per share	$0.48	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2018	2017

Net income	$12,222	$6,145
Other comprehensive income (loss), net of tax:
Foreign currency translation	-	2
Unrealized gains (losses) on marketable securities:
Change in fair value of marketable securities	(84)	124
Adjustment for net losses realized and included in net income	-	10
Total change in unrealized gains (losses) on marketable securities	(84)	134

Other comprehensive income (loss)	(84)	136

Comprehensive income	$12,138	$6,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except par value)

	March 31,	December 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$86,963	$75,077
Accounts receivable-net of doubtful accounts of $98 at March 31, 2018 and
allowance for sales returns and doubtful accounts of $597 at December 31, 2017	1,025	576
Inventory	17,288	19,328
Investment securities	22,278	23,757
Income taxes, prepaid	-	2,272
Prepaid expenses and other current assets	3,577	4,188
Total current assets	131,131	125,198

Property, plant and equipment - net	18,358	18,611
Other assets	1,902	2,120
Deferred tax assets	426	-

TOTAL ASSETS	$151,817	$145,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$38,187	$37,140
Total current liabilities	38,187	37,140

Deferred tax liabilities	-	208
Total liabilities	38,187	37,348

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized;
12,139 and 12,103 issued and 12,063 and 11,971 outstanding
at March 31, 2018 and December 31, 2017, respectively	12	12
Additional paid-in capital	6,369	4,967
Accumulated other comprehensive loss	(244)	(160)
Retained earnings	108,243	103,762
Less: Treasury stock at cost, 9 shares at March 31, 2018	(750)	-
Total stockholders' equity	113,630	108,581

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$151,817	$145,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2018	2017

Operating Activities
Net income	$12,222	$6,145
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	1,544	1,076
Share-based compensation	805	957
Loss (gain) on sale of disposal of property, plant and equipment	214	(49)
Realized loss on investment securities, net	57	60
Amortization of premium on investment securities	153	194
Deferred income taxes	(105)	(242)
Change in operating assets and liabilities:
Accounts receivable	108	(102)
Inventory	2,942	(1,572)
Income taxes, prepaid	2,738	865
Prepaid expenses and other current assets	727	577
Other assets	(1)	(4)
Accounts payable and accrued expenses	(3,396)	(1,222)
Net cash flow provided by operating activities	18,008	6,683

Investing Activities
Sale of investment securities	1,200	760
Purchase of investment securities	-	(1,365)
Sale of property and equipment	-	59
Purchase of property and equipment	(1,286)	(470)
Net cash flow used in investing activities	(86)	(1,016)

Financing Activities
Options exercised by executives and directors	62	568
Net shares repurchased for employee taxes	(215)	(825)
Cash dividends paid to stockholders	(5,883)	(3,878)
Net cash flow used in financing activities	(6,036)	(4,135)

Foreign currency impact	-	2

Increase in cash and cash equivalents	11,886	1,534
Cash and cash equivalents - beginning of the period	75,077	52,436
Cash and cash equivalents - end of period	$86,963	$53,970

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$1,928
Dividends declared included in accounts payable	$5,943	$3,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands)

	Three months ended March 31, 2018
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated other comprehensive loss	Retained Earnings	Treasury Stock	Total

Balance, January 1, 2018, as reported	12,103	$12	$4,967	$(160)	$103,762	$-	$108,581
Cumulative effect adjustments from changes in accounting standards (Note 1 and 2)	-	-	-	-	(2,018)	-	(2,018)
Balance January 1, 2018, as adjusted	12,103	12	4,967	(160)	101,744	-	106,563

Net income	-	-	-	-	12,222	-	12,222
Share-based compensation	16	-	805	-	-	-	805
Options exercised by executives and directors	14	-	62	-	-	-	62
Net shares repurchased for employee taxes	(3)	-	(215)	-	-	-	(215)
Treasury stock from cashless options	9	-	750	-	-	(750)	-
Other comprehensive income	-	-	-	(84)	-	-	(84)
Cash dividends declared to stockholders	-	-	-	-	(5,723)	-	(5,723)

Balance, March 31, 2018	12,139	$12	$6,369	$(244)	$108,243	$(750)	$113,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Medifast, Inc. and its wholly-owned subsidiaries (the “Company,” “we,” “us,” or “our”) included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2018. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2017 audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Form 10-K”).

Presentation of Financial Statements - The unaudited condensed consolidated financial statements included herein include the accounts of the Medifast, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Accounting Pronouncements Adopted in 2018 –

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard requires the Company to recognize revenue for the transfer of goods or services to customers for the amount the Company expects to be entitled to receive in exchange for those goods or services. The Company is required to identify the contract, identify the relevant performance obligations, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize the revenue when the entity satisfies a performance obligation. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. On January 1, 2018, the Company adopted the new revenue standard on a modified retrospective basis and recorded an after-tax transition adjustment to reduce retained earnings as of January 1, 2018 by $2.0 million. This is comprised of $5.6 million of revenue offset by $3.6 million of inventory costs, deferred shipping expense, credit card fees and income taxes. The results of ASU 606 primarily impact the Company’s timing of revenue recognition for product shipments, as product revenue is recognized upon customer receipt in lieu of at the time of shipment. The new standard requires more extensive revenue-related disclosures.

As required by ASC 606, the impact of the adoption of the new revenue standard on our Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets was as follows (in thousands):

	Three months ended March 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change

Revenue	$98,596	$97,254	$1,342
Cost of sales	23,788	23,521	(267)
Gross profit	74,808	73,733	1,075

Selling, general, and administrative	60,125	59,523	(602)

Income from operations	14,683	14,210	473

Other income (expense)
Interest income, net	249	249	-
Other income (expense)	(1)	(1)	-
	248	248	-

Income from operations before income taxes	14,931	14,458	473

Provision for income taxes	2,709	2,608	(101)

Net income	$12,222	$11,850	$372

Earnings per share - basic	$1.02	$0.99	$0.03

Earnings per share - diluted	$1.01	$0.98	$0.03

Weighted average shares outstanding -
Basic	12,030	12,030
Diluted	12,139	12,139

	March 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change

ASSETS
Accounts receivable, net	$1,025	$92	$933
Inventory	17,288	16,624	664
Prepaid expenses and other current assets	3,577	3,491	86
Deferred tax assets	426	-	426

LIABILITIES
Accounts payable and accrued expenses	38,187	34,416	3,771
Deferred tax liabilities	-	16	(16)

Stockholders' Equity
Retained earnings	108,243	109,889	(1,646)

The cumulative effect of the changes made to our January 1, 2018 Condensed Consolidated Balance Sheet from the modified retrospective adoption of ASC 606 was as follows (in thousands):

	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018

ASSETS
Accounts receivable, net	$576	$557	$1,133
Inventory	19,328	902	20,230
Prepaid expenses and other current assets	4,188	116	4,304
Deferred tax assets	-	336	336

LIABILITIES
Accounts payable and accrued expenses	37,140	4,137	41,277
Deferred tax liabilities	208	(208)	-

Stockholders' Equity
Retained earnings	103,762	(2,018)	101,744

Recent Accounting Pronouncements –

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information, except for:

ASU 2016-02, Leases (Topic 842) requires the rights and obligations of all leased assets with a term greater than 12 months to be presented on the balance sheet. The pronouncement is effective for fiscal years beginning after December 15, 2018. The Company currently expects that upon adoption of ASU 2016-02 right-to-use assets and lease liabilities will be recognized in the Company’s Consolidated Balance Sheet in amounts that will be material. Management is currently evaluating the effect that the provisions of ASU 2016-02 will have on the Company’s financial statements.

ASU 2018-02, Income Statement Reporting - Comprehensive Income (Topic 220) allows the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Management is currently evaluating the effect that the provisions of ASU 2018-02 will have on the Company’s financial statements.

2. REVENUE

Revenue recognition

Our revenue is derived primarily from point of sale transactions executed over an e-commerce platform for weight loss, weight management, and other consumable health and nutritional products and recognized upon receipt by customer and net of discounts, rebates, promotional adjustments, price adjustments, allocated consideration to loyalty programs and estimated returns.

Revenue is recognized when control of the promised products are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those products. When determining whether the customer has obtained control the products, we consider any future performance obligations.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our contracts have performance obligations to fulfill and deliver products from the point of sale transaction along with the related customer reward programs.

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a point in time accounted for substantially all of our revenue for the three-month periods ended March 31, 2018 and 2017, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control upon receipt of products by our customers. Any consideration received prior to the fulfillment of the Company performance obligation is deferred and recognized as a liability.

Sales returns

Our return policy allows for customer returns within 30 days of purchase and upon our authorization. We adjust revenues for the products expected to be returned and a liability is recognized for expected refunds to customers. We estimate expected returns based on historical levels and project this experience into the future.

Customer reward programs and sales incentives

Our sales contracts may give customers the option to purchase additional products priced at a discount. Options to acquire additional products at a discount can come in many forms, such as customer reward programs and incentive offerings including pricing arrangements, and promotions.

We reduce the transaction price for certain customer reward programs and incentive offerings including pricing arrangements, promotions, incentives that represent variable consideration and separate performance obligations. The Company accounts for sales rewards as a separate performance obligation of the transactions, and therefore allocates consideration between the initial sale of products and the customer reward program and incentive offering.

Shipping and handling costs

Amounts billed to customers for shipping and handling activities are treated as a promised service performance obligation and recorded in revenue in the accompanying Condensed Consolidated Statements of Income upon fulfillment of the performance obligation. Shipping and handling costs incurred by the Company for the delivery of products to customers are considered a cost to fulfill the contract and are included in cost of sales in the accompanying Condensed Consolidated Statements of Income.

Contract costs

We expense sales commissions and credit card fees during the period in which the corresponding revenue is earned. These costs are deferred along with the revenues for goods that are in transit and not received by customers by period end. These costs are recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Income.

Disaggregated revenue and entity-wide revenue disclosures

The nature, amount, timing, and uncertainty of revenue and cash flows from our revenues amongst contracts, product offerings and customers do not differentiate and are recognized consistently based on policies discussed above. In addition, effective January 1, 2018, we changed how we internally and externally report our revenues to simplify and align with changes in how we manage our business, review operating performance and allocate resources as a result of our primary focus on the OPTAVIA business and the significance this business represents to the overall results of the Company. We considered the following factors in determining this decision: the nature of business activities overlapping amongst previous defined sales channels, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, and information presented to the Board of Directors and investors. We previously disclosed entity-wide disclosures for sales by channel: OPTAVIA, Medifast Direct, Franchise Medifast Weight Control Centers and Medifast Wholesale. Due to the interchangeable nature of these customers amongst sale channels, sales migration to OPTAVIA, and realignment of internal operations as discussed, future disclosure will not include revenues by sales channel.

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

Inventories consisted of the following (in thousands):

	March 31, 2018	December 31, 2017

Raw materials	$4,283	$4,348
Packaging	1,247	1,185
Non-food finished goods	1,034	920
Finished goods	10,958	13,407
Reserve for obsolete inventory	(234)	(532)
Total	$17,288	$19,328

4. EARNING PER SHARE

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended March 31,
	2018	2017

Numerator:
Net income	$12,222	$6,145

Denominator:
Weighted average shares of common stock outstanding	12,030	11,901
Effect of dilutive common stock equivalents	109	108
Weighted average shares of common stock outstanding	12,139	12,009

Earnings per share - basic	$1.02	$0.52

Earnings per share - diluted	$1.01	$0.51

The calculation of diluted earnings per share excluded 4,690 and 4,531 antidilutive options outstanding for the three months ended March 31, 2018 and 2017, respectively.

5. SHARE-BASED COMPENSATION

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of March 31, 2018 generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $66.68. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The weighted average input assumptions used were as follows:

	2018	2017

Expected term (in years)	6.4	6.0
Risk-free interest rate	2.64%	2.05%
Expected volatility	33.31%	38.33%
Dividend yield	2.88%	2.40%

The following table is a summary of our stock option activity:

	Three months ended March 31,
	2018		2017
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
(shares in thousands)
Outstanding at beginning of period	106	$31.18	129	$28.22
Granted	51	66.68	38	44.73
Exercised	(21)	28.87	(21)	27.38
Forfeited	-	-	(9)	38.18
Outstanding at end of the period	136	$44.79	137	$32.20
Exercisable at end of the period	60	$29.94	63	$28.15

As of March 31, 2018, the weighted-average remaining contractual life was 8.44 years with an aggregate intrinsic value of $6.6 million for outstanding stock options and the weighted-average remaining contractual life was 7.27 years with an aggregate intrinsic value of $3.8 million for exercisable options. The weighted-average grant date fair value of options granted during the three months ended March 31, 2018 and 2017 was $17.79 and $13.73, respectively. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of March 31, 2018 was $1.1 million and is expected to be recognized over a weighted average period of 3.73 years. The Company received $62 thousand and $568 thousand in cash proceeds from the exercise of stock options during the three months ended March 31, 2018 and 2017, respectively. The total intrinsic value for options exercised during the three months ended March 31, 2018 and 2017 was $1.4 million and $325 thousand, respectively.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with vesting terms up to five years after the date of grant. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes our restricted stock activity:

	Three months ended March 31,
	2018		2017
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	129	$32.15	215	$27.69
Granted	16	66.68	44	44.73
Vested	(69)	28.35	(55)	25.94
Forfeited	-	-	(6)	32.80
Outstanding at end of the period	76	$42.99	198	$31.79

The total fair value of restricted stock awards vested during the three months ended March 31, 2018 and 2017 was $4.8 million and $2.4 million, respectively.

The total share-based compensation charged against income during the three months ended March 31, 2018 and 2017 was $805 thousand and $957 thousand, respectively. The total costs of the options and restricted stock awards charged against income during the three months ended March 31, 2018 and 2017 was $580 thousand and $733 thousand, respectively. Also included for the three months ended March 31, 2018 and 2017 was $73 thousand for 63,300 shares and $72 thousand for 147,675 shares, respectively, in expense that will vest based on certain market and performance conditions for certain key executives. Included for the three months ended March 31, 2018 and 2017 was $152 thousand in expense for 210,000 deferred shares that will vest based on certain performance conditions for our CEO.

The total income tax benefit recognized in the condensed consolidated statements of income for restricted stock awards was $917 thousand and $640 thousand for the three months ended March 31, 2018 and 2017, respectively.

There was $2.6 million of total unrecognized compensation cost related to restricted stock awards as of March 31, 2018, which is expected to be recognized over a weighted-average period of 1.87 years. There was $1.6 million of unrecognized compensation cost related to the 273,300 market and performance award shares discussed above as of March 31, 2018, which is expected to be recognized over a weighted-average period of 1.75 years.

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	March 31, 2018	December 31, 2017

Unrealized losses on marketable securities	$(244)	$(160)
Accumulated other comprehensive loss	$(244)	$(160)

7. FINANCIAL INSTRUMENTS

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

The following tables represent cash and the available-for-sale securities adjusted cost, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities (in thousands):

	March 31, 2018
	Cost	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$39,005	$-	$-	$39,005	$39,005	$-

Level 1:
Certificate of deposit	45,000	-	-	45,000	45,000	-
Money market accounts	2,958	-	-	2,958	2,958	-
Government & agency securities	4,136	(97)	17	4,056	-	4,056
	52,094	(97)	17	52,014	47,958	4,056

Level 2:
Municipal bonds	18,257	(240)	205	18,222	-	18,222

Total	$109,356	$(337)	$222	$109,241	$86,963	$22,278

	December 31, 2017
	Cost	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$28,630	$-	$-	$28,630	$28,630	$-

Level 1:
Certificate of deposit	45,000	-	-	45,000	45,000	-
Money market accounts	1,447	-	-	1,447	1,447	-
Government & agency securities	5,342	(67)	13	5,288	-	5,288
	51,789	(67)	13	51,735	46,447	5,288

Level 2:
Municipal bonds	18,404	(201)	266	18,469	-	18,469

Total	$98,823	$(268)	$279	$98,834	$75,077	$23,757

The Company had a realized loss of $0 and $254 thousand for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and 2017, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range up to 5 years for municipal bonds and for government and agency securities.

8. INCOME TAXES

The Company reflected the effects of the Tax Cuts and Jobs Act (TCJA), in its 2017 financial statements.  This included the effects of the change in the US Corporate tax rate from 35% to 21% on deferred tax assets and liabilities.  The Company’s tax expense for the period ended March 31, 2018 is $2.7 million includes the reduction in the U.S. federal tax rate from 35% to 21%, effective for the Company’s 2018 tax year.  The Company’s tax provision also reflects other changes as a result of the TCJA, including the impact of changes effecting the deductibility of certain executive compensation which increase the effective rate of 1.45% and elimination of the Domestic Manufacturer Deduction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions, which are not historical in nature, identify forward-looking statements. However, the absence of these words or expressions does not necessarily mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”), and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview

Medifast, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” the “Company,” or “Medifast”) is a leading manufacturer and distributor of clinically proven healthy living products and programs. We produce, distribute and sell a variety of weight loss, weight management, and other consumable health and nutritional products. The Company’s product lines include weight loss, weight management, and healthy living meal replacements, snacks, hydration products, and vitamins. Our product sales accounted for 98% and 97% of our revenues for the three months ended March 31, 2018 and 2017, respectively.

The nature, amount, timing, and uncertainty of revenue and cash flows from our revenues amongst contracts, product offerings and customers do not differentiate and are recognized consistently based on our policies. In addition, effective January 1, 2018, we changed how we internally and externally report our revenues to simplify and align with changes in how we manage our business, review operating performance and allocate resources as a result of our primary focus on the OPTAVIA business and the significance this business represents to the overall results of the Company. We considered the following factors in determining this decision: the nature of business activities overlapping amongst previous defined sales channels, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, and information presented to the Board of Directors and investors. We previously disclosed entity-wide disclosures for sales by channel: OPTAVIA, Medifast Direct, Franchise Medifast Weight Control Centers and Medifast Wholesale. Due to the interchangeable nature of these customers amongst sale channels, sales migration to OPTAVIA, and realignment of internal operations as discussed, future disclosure will not include revenues by sales channel

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). Our significant accounting policies are described in Note 1 and Note 2 to the condensed consolidated financial statements.

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Overview of Results of Operations

The following tables reflect our income statements (in thousands, except percentages):

	Three months ended March 31,
	2018	2017	$ Change	% Change

Revenue	$98,596	$70,622	$27,974	39.6%
Cost of sales	23,788	17,730	(6,058)	-34.2%
Gross profit	74,808	52,892	21,916	41.4%

Selling, general, and administrative	60,125	44,283	(15,842)	-35.8%

Income from operations	14,683	8,609	6,074	70.6%

Other income (expense)
Interest income, net	249	63	186	295.2%
Other income (expense)	(1)	39	(40)	-102.6%
	248	102	146	143.1%

Income from operations before income taxes	14,931	8,711	6,220	71.4%

Provision for income tax	2,709	2,566	(143)	-5.6%

Net income	$12,222	$6,145	$6,077	98.9%

% of revenue
Gross profit	75.9%	74.9%
Selling, general, and administrative costs	61.0%	62.7%
Income from operations	14.9%	12.2%

Revenue: Revenue increased $28.0 million, or 39.6%, to $98.6 million for the three months ended March 31, 2018 from $70.6 million for the three months ended March 31, 2017. This is the fourth consecutive quarter of year-over-year growth and the fifth consecutive quarter of sequential revenue improvement. The number of active earning OPTAVIA Coaches for the three months ended March 31, 2018 increased to 16,700 from 13,000 for the corresponding period in 2017, an increase of 28.5%. The quarterly revenue per OPTAVIA Coach increased 18.3% to $5,278 for the three months ended March 31, 2018 from $4,463 for the three months ended March 31, 2017. This growth in productivity resulted in part from improved field training initiatives, accelerated rate of production from new productive OPTAVIA Coaches and higher priced OPTAVIA products. Total advertising spend, inclusive of broker fees, was $2.0 million for the three months ended March 31, 2018 as compared to $2.4 million for the corresponding period in 2017.

Costs of sales: Cost of sales increased $6.1 million, or 34.2%, to $23.8 million for the three months ended March 31, 2018 from the corresponding period in 2017. The increase in cost of sales for the three months ended March 31, 2018 was primarily driven by higher volumes.

Gross profit: For the three months ended March 31, 2018, gross profit increased $21.9 million, or 41.4%, to $74.8 million from the corresponding period in 2017. As a percentage of sales, gross margin increased 100 basis points to 75.9% for the three months ended March 31, 2018 from 74.9% for the corresponding period in 2017. The gross margin percentage increase for the quarter resulted from revenue growth and operating efficiencies from improved inventory management and decreased costs related to shipping expenses.

Selling, general and administrative: Selling, general and administrative (“SG&A”) expenses were $60.1 million for the three months ended March 31, 2018, an increase of $15.8 million, or 35.8%, as compared to $44.3 million from the corresponding period in 2017. This increase was primarily the result of increased OPTAVIA commissions resulting from the increase in the number of OPTAVIA Coaches and increased product sales. SG&A expenses included research and development costs of $421 thousand and $385 thousand for the three months ended March 31, 2018 and 2017, respectively. As a percentage of sales, SG&A expenses were 61.0% for the three months ended March 31, 2018 as compared to 62.7% for the corresponding period in 2017.

OPTAVIA commission expense, which is variable based upon product sales and the number of OPTAVIA Coaches, increased $13.4 million, or 55.9%, for the three months ended March 31, 2018 from the corresponding period in 2017

Salaries and benefits increased $562 thousand quarter-over-quarter for the three months ended March 31, 2018, primarily as a result of higher incentive costs.

General and administrative expenses increased $2.6 million for the three months ended March 31, 2018 from the corresponding period in 2017 primarily as a result of one time move costs associated with the move of our distribution center from Texas to Nevada, information technology projects, and increased credit card costs resulting from increased revenue.

Sales and marketing expenses decreased $1.0 million during the three months ended March 31, 2018 from the corresponding period in 2017.

Income from operations: For the three months ended March 31, 2018, income from operations increased $6.1 million to $14.7 million from $8.6 million for the corresponding period in 2017 primarily as a result of increased gross profits partially offset by increased SG&A expenses.

Interest income, net: For the three months ended March 31, 2018 and 2017, interest income was $249 thousand and $63 thousand, respectively.

Other income (expense): For the three months ended March 31, 2018 and 2017, other expense was $1 thousand and other income was $39 thousand, respectively.

Income from operations before income taxes: Income from operations before income taxes was $14.9 million for the three months ended March 31, 2018 as compared to $8.7 million for the three months ended March 31, 2017, an increase of $6.2 million. Pre-tax profit as a percentage of sales increased to 15.1% for the three months ended March 31, 2018 from 12.3% for the three months ended March 31, 2017.

Provision for income tax: For the three months ended March 31, 2018, the Company recorded $2.7 million in income tax expense, an effective rate of 18.1%, as compared to $2.6 million in income tax expense, an effective rate of 29.5%, for the three months ended March 31, 2017. The decrease in the effective tax rate for the three month ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily driven by a decrease in the Federal statutory rate of 14% pursuant to the Tax Cuts & Jobs Act (TCJA) in addition to a rate reduction of 1.4% attributable to the discrete accounting for taxes associated with share-based compensation. The total decrease in the effective rate was offset by 2.64% due to the elimination of the Domestic Manufacturer Deduction and the increase in the effective rate of 1.45% primarily due to the Sec 162(m) limitation pursuant to the TCJA. The Company anticipates a full year tax rate of 21% to 22% in 2018.

Net income: Net income was $12.2 million, or $1.01 per diluted share, for the three months ended March 31, 2018 as compared to $6.1 million, or $.51 per diluted share, for the three months ended March 31, 2017. The period-over-period changes were driven by the factors described above in the explanations from operations.

Liquidity and Capital Resources

The Company had stockholders’ equity of $113.6 million and working capital of $92.9 million at March 31, 2018 as compared with $108.6 million and $88.1 million at December 31, 2017, respectively. The $5.0 million net increase in stockholder’s equity reflects $12.2 million in net income for the three months ended March 31, 2018 offset by $5.7 million declared dividends to stockholders as well as other equity transactions as described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in our condensed consolidated financial statements. The Company declared a dividend of $5.7 million, or $0.48 per share, to common stockholders as of March 30, 2018 that will be paid in the second quarter of 2018. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance that we will be able to continue the declaration and payment of dividends. The Company’s cash, cash equivalents, and investment securities increased from $98.8 million at December 31, 2017 to $109.2 million at March 31, 2018.

Net cash provided by operating activities increased $11.3 million to $18.0 million for three months ended March 31, 2018 from $6.7 million for the three months ended March 31, 2017 primarily as a result of increased net income and an increase in cash generated from working capital.

Net cash used in investing activities was $86 thousand for the three months ended March 31, 2018 as compared to $1.0 million for the three months ended March 31, 2017. This change resulted primarily from cash provided by net investment securities for the three months ended March 31, 2018 as compared to cash used in net investment securities for the corresponding period in 2017. This was partially offset by an increase in cash used in capital expenditures for the three months ended March 31, 2018 from the corresponding period in 2017.

Net cash used in financing activities increased $1.9 million to $6.0 million for three months ended March 31, 2018 from $4.1 million for the three months ended March 31, 2017. This increase was primarily due to an increase in cash dividends paid to stockholders.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, U.S. money market securities, and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at March 31, 2018, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2017.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective of the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting:

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we properly assessed and accounted for the impact of the new accounting standard related to revenue recognition on our financial statements to adopt the standard on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2017 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2018	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	2,000	$72.51	-	847,567
February 1 - February 28	1,004	69.11	-	847,567
March 1 - March 31	6,590	88.96	-	847,567

(1) Shares of common stock were surrendered by employees to the Company to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock and upon exercise of options previously granted to such employees.
(2) At the outset of the quarter ended March 31, 2018, there were 847,567 shares of the Company's common stock eligible for repurchase under the repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").

On June 14, 2017, the Company announced that it entered into a Rule 10b5-1 Plan to continue repurchases under the Stock Repurchase Plan. The Stock Repurchase Plan permits the Company to repurchase up to 847,567 shares of its common stock until June 30, 2018, in compliance with Rule 10b-18 of the Exchange Act, unless the plan is terminated earlier in accordance with its terms. There is no guarantee as to the exact number of shares of the Company’s common stock, if any, that will be purchased under the Stock Repurchase Plan. As of March 31, 2018, no shares have been repurchased by the Company under the Stock Repurchase Plan.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed May 4, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard Chief Executive Officer (Principal Executive Officer)
Dated:	May 4, 2018

/s/ TIMOTHY G. ROBINSON
Timothy G. Robinson Chief Financial Officer (Principal Financial and Accounting Officer)
Dated:	May 4, 2018

