Form 10-Q
period 2018-06-30
MEDIFAST INC
filed 2018-08-06
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s common stock outstanding at July 27, 2018 was 11,950,621.

Medifast, Inc. and subsidiaries

Index

Part 1 – Financial Information:

Part II – Other Information:

Part I Financial Information

Item 1. Financial Statements

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts & dividend data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Revenue	$117,324	$75,729	$215,920	$146,351
Cost of sales	28,525	18,118	52,313	35,848
Gross profit	88,799	57,611	163,607	110,503

Selling, general, and administrative	71,689	46,301	131,814	90,584

Income from operations	17,110	11,310	31,793	19,919

Other income (expense)
Interest income, net	330	141	579	204
Other income (expense)	179	(3)	178	36
	509	138	757	240

Income from operations before income taxes	17,619	11,448	32,550	20,159

Provision for income taxes	3,486	3,864	6,195	6,430

Net income	$14,133	$7,584	$26,355	$13,729

Earnings per share - basic	$1.17	$0.64	$2.19	$1.15

Earnings per share - diluted	$1.16	$0.63	$2.17	$1.14

Weighted average shares outstanding -
Basic	12,037	11,929	12,032	11,915
Diluted	12,174	12,056	12,129	12,044

Cash dividends declared per share	$0.48	$0.32	$0.96	$0.64

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net income	$14,133	$7,584	$26,355	$13,729
Other comprehensive income (loss), net of tax:
Foreign currency translation	-	4	-	6
Unrealized gains (losses) on marketable securities:
Change in fair value of marketable securities	25	39	(59)	163
Adjustment for net losses realized and included in net income	-	-	-	10
Total change in unrealized gains (losses) on marketable securities	25	39	(59)	173

Other comprehensive income (loss)	25	43	(59)	179

Comprehensive income	$14,158	$7,627	$26,296	$13,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except par value)

	June 30,	December 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$81,076	$75,077
Accounts receivable-net of doubtful accounts of $162 at June 30, 2018 and allowance for sales returns and doubtful accounts of $597 at December 31, 2017	934	576
Inventory	26,900	19,328
Investment securities	22,245	23,757
Income taxes, prepaid	-	2,272
Prepaid expenses and other current assets	3,936	4,188
Total current assets	135,091	125,198

Property, plant and equipment - net	18,220	18,611
Other assets	1,649	2,120
Deferred tax assets	1,347	-

TOTAL ASSETS	$156,307	$145,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$53,444	$37,140
Total current liabilities	53,444	37,140

Deferred tax liabilities	-	208
Total liabilities	53,444	37,348

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized; 12,141 and 12,103 issued and 11,951 and 11,971 outstanding at June 30, 2018 and December 31, 2017, respectively	12	12
Additional paid-in capital	7,199	4,967
Accumulated other comprehensive loss	(219)	(160)
Retained earnings	116,617	103,762
Less: Treasury stock at cost, 128 shares at June 30, 2018	(20,746)	-
Total stockholders' equity	102,863	108,581

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$156,307	$145,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2018	2017

Operating Activities
Net income	$26,355	$13,729
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	2,689	2,116
Share-based compensation	1,635	2,215
Loss on sale of disposal of property, plant and equipment	50	93
Realized (gain) loss on investment securities, net	(21)	57
Amortization of premium on investment securities	298	374
Deferred income taxes	(1,036)	(700)
Change in operating assets and liabilities:
Accounts receivable	199	477
Inventory	(6,670)	263
Income taxes, prepaid	2,673	1,979
Prepaid expenses and other current assets	368	292
Other assets	33	(124)
Accounts payable and accrued expenses	11,958	(22)
Net cash flow provided by operating activities	38,531	20,749

Investing Activities
Sale of investment securities	1,200	2,039
Purchase of investment securities	-	(2,788)
Sale of property and equipment	184	59
Purchase of property and equipment	(2,094)	(1,020)
Net cash flow used in investing activities	(710)	(1,710)

Financing Activities
Options exercised by executives and directors	62	568
Net shares repurchased for employee taxes	(215)	(825)
Cash dividends paid to stockholders	(11,673)	(7,692)
Stock repurchases	(19,996)	-
Net cash flow used in financing activities	(31,822)	(7,949)

Foreign currency impact	-	6

Increase in cash and cash equivalents	5,999	11,096
Cash and cash equivalents - beginning of the period	75,077	52,436
Cash and cash equivalents - end of period	$81,076	$63,532

Supplemental disclosure of cash flow information:
Income taxes paid	$4,380	$5,064
Dividends declared included in accounts payable	$5,914	$4,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands)

	Six months ended June 30, 2018
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated other comprehensive loss	Retained Earnings	Treasury Stock	Total

Balance, January 1, 2018, as reported	12,103	$12	$4,967	$(160)	$103,762	$-	$108,581
Cumulative effect of adjustments from changes in accounting standards (Notes 1 and 2)	-	-	-	-	(2,018)	-	(2,018)
Balance January 1, 2018, as adjusted	12,103	12	4,967	(160)	101,744	-	106,563

Net income	-	-	-	-	26,355	-	26,355
Share-based compensation	16	-	1,635	-	-	-	1,635
Options exercised by executives and directors	16	-	62	-	-	-	62
Net shares repurchased for employee taxes	(3)	-	(215)	-	-	-	(215)
Treasury stock from cashless options	9	-	750	-	-	(750)	-
Treasury stock from stock repurchases	-	-	-	-	-	(19,996)	(19,996)
Other comprehensive loss	-	-	-	(59)	-	-	(59)
Cash dividends declared to stockholders	-	-	-	-	(11,482)	-	(11,482)

Balance, June 30, 2018	12,141	$12	$7,199	$(219)	$116,617	$(20,746)	$102,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2018. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2017 audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Form 10-K”).

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

Accounting Pronouncements Adopted in 2018 –

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard requires the Company to recognize revenue for the transfer of goods or services to customers for the amount the Company expects to be entitled to receive in exchange for those goods or services. The Company is required to identify the contract, identify the relevant performance obligations, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize the revenue when the entity satisfies a performance obligation. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. On January 1, 2018, the Company adopted the new revenue standard on a modified retrospective basis and recorded an after-tax transition adjustment to reduce retained earnings as of January 1, 2018 by $2.0 million. This is comprised of $5.6 million of revenue offset by $3.6 million of inventory costs, deferred shipping expense, credit card fees and income taxes. The results of ASC 606 primarily impact the Company’s timing of revenue recognition for product shipments, as product revenue is recognized upon customer receipt instead of at the time of shipment. The new standard requires more extensive revenue-related disclosures.

As required by ASC 606, the impact of the adoption of the new revenue standard on our Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets was as follows (in thousands):

	Three months ended June 30, 2018			Six months ended June 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change	As Reported	Balances without adoption of ASC 606	Effect of Change

Revenue	$117,324	$119,606	$(2,282)	$215,920	$216,860	$(940)
Cost of sales	28,525	28,952	427	52,313	52,473	160
Gross profit	88,799	90,654	(1,855)	163,607	164,387	(780)

Selling, general, and administrative	71,689	72,554	865	131,814	132,077	263

Income from operations	17,110	18,100	(990)	31,793	32,310	(517)

Other income (expense)
Interest income, net	330	330	-	579	579	-
Other income (expense)	179	179	-	178	178	-
	509	509	-	757	757	-

Income from operations before income taxes	17,619	18,609	(990)	32,550	33,067	(517)

Provision for income taxes	3,486	3,696	210	6,195	6,304	109

Net income	$14,133	$14,913	$(780)	$26,355	$26,763	$(408)

Earnings per share - basic	$1.17	$1.24	$(0.07)	$2.19	$2.22	$(0.03)

Earnings per share - diluted	$1.16	$1.22	$(0.06)	$2.17	$2.21	$(0.04)

Weighted average shares outstanding -
Basic	12,037	12,037		12,032	12,032
Diluted	12,174	12,174		12,129	12,129

	June 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change

ASSETS
Accounts receivable, net	$934	$189	$745
Inventory	26,900	25,865	1,035
Prepaid expenses and other current assets	3,936	3,805	131
Deferred tax assets	1,347	695	652

LIABILITIES
Accounts payable and accrued expenses	53,444	48,455	4,989

STOCKHOLDERS' EQUITY
Retained earnings	116,617	119,043	(2,426)

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

ASU 2016-02, Leases (Topic 842) requires the rights and obligations of all leased assets with a term greater than 12 months to be presented on the balance sheet. The new guidance also changes the definition of a lease and requires expanded quantitative and qualitative disclosures for both lessees and lessors. The pronouncement is effective for fiscal years beginning after December 15, 2018. The Company currently expects that upon adoption of ASU 2016-02 right-to-use assets and lease liabilities will be recognized in the Company’s Consolidated Balance Sheet in amounts that will be material. Management is currently evaluating the effect that the provisions of ASU 2016-02 will have on the Company’s financial statements.

ASU 2018-02, Income Statement Reporting - Comprehensive Income (Topic 220) allows the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from tax effects resulting from the Tax Cuts and Jobs Act (TCJA) and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this pronouncement are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Management is currently evaluating the effect that the provisions of ASU 2018-02 will have on the Company’s financial statements.

2.	REVENUE

Revenue recognition

Our revenue is derived primarily from point of sale transactions executed over an e-commerce platform for weight loss, weight management, and other consumable health and nutritional products. Revenue is recognized upon receipt by customer and net of discounts, rebates, promotional adjustments, price adjustments, allocated consideration to loyalty programs and estimated returns.

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a point in time accounted for substantially all of our revenue for the three and six month periods ended June 30, 2018 and 2017, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control upon receipt of products by our customers. Any consideration received prior to the fulfillment of the Company performance obligation is deferred and recognized as a liability.

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

Disaggregated revenue and entity-wide revenue disclosures

The nature, amount, timing, and uncertainty of revenue and cash flows from our revenues amongst contracts, product offerings and customers do not differentiate and are recognized consistently based on policies discussed above. In addition, effective January 1, 2018, we changed how we internally and externally report our revenues to simplify and align with changes in how we manage our business, review operating performance and allocate resources as a result of our primary focus on the OPTAVIA business and the significance this business represents to the overall results of the Company. We considered the following factors in making this decision: the nature of business activities overlapping amongst previous defined sales channels, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, and information presented to the Board of Directors and investors. We previously disclosed entity-wide disclosures for sales by channel: OPTAVIA, Medifast Direct, Franchise Medifast Weight Control Centers and Medifast Wholesale. Due to the interchangeable nature of these customers amongst sale channels, sales migration to OPTAVIA, and realignment of internal operations as discussed, our disclosures as of January 1, 2018 will not include revenues by sales channel.

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

Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017

Raw materials	$9,043	$4,348
Packaging	1,495	1,185
Non-food finished goods	1,710	920
Finished goods	14,766	13,407
Reserve for obsolete inventory	(114)	(532)
Total	$26,900	$19,328

4.	EARNING PER SHARE

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Numerator:
Net income	$14,133	$7,584	$26,355	$13,729

Denominator:
Weighted average shares of common stock outstanding	12,037	11,929	12,032	11,915
Effect of dilutive common stock equivalents	137	127	97	129
Weighted average shares of common stock outstanding	12,174	12,056	12,129	12,044

Earnings per share - basic	$1.17	$0.64	$2.19	$1.15

Earnings per share - diluted	$1.16	$0.63	$2.17	$1.14

The calculation of diluted earnings per share excluded 56 and 10,080 antidilutive options outstanding for the three months ended June 30, 2018 and 2017, respectively, and 6,220 and 8,278 antidilutive options outstanding for the six months ended June 30, 2018 and 2017, respectively. EPS is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.

5.	SHARE-BASED COMPENSATION

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of June 30, 2018 generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $157.30. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The weighted average input assumptions used were as follows:

	Six months ended June 30,
	2018	2017

Expected term (in years)	6.4	6.0
Risk-free interest rate	2.62%	2.05%
Expected volatility	33.30%	38.33%
Dividend yield	2.87%	2.40%

The following table is a summary of our stock option activity:

	Six months ended June 30,
	2018		2017
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
(shares in thousands)
Outstanding at beginning of period	106	$31.18	129	$28.22
Granted	51	67.50	38	44.73
Exercised	(21)	28.87	(21)	27.38
Forfeited	-	-	(16)	36.48
Outstanding at end of the period	136	$45.17	130	$32.10
Exercisable at end of the period	60	$29.94	63	$28.15

As of June 30, 2018, the weighted-average remaining contractual life was 8.19 years with an aggregate intrinsic value of $15.7 million for outstanding stock options and the weighted-average remaining contractual life was 7.02 years with an aggregate intrinsic value of $7.9 million for exercisable options. The weighted-average grant date fair value of options granted during the six months ended June 30, 2018 and 2017 was $18.08 and $13.73, respectively. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of June 30, 2018 was $1.0 million and is expected to be recognized over a weighted average period of 3.55 years. The Company received $62 thousand and $568 thousand in cash proceeds from the exercise of stock options during the six months ended June 30, 2018 and 2017, respectively. The total intrinsic value for stock options exercised during the six months ended June 30, 2018 and 2017 was $1.4 million and $325 thousand, respectively.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with vesting terms up to five years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. The following table summarizes our restricted stock activity:

	Six months ended June 30,
	2018		2017
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	129	$32.15	215	$27.69
Granted	17	70.67	44	44.73
Vested	(85)	31.59	(58)	26.35
Forfeited	-	-	(8)	35.23
Outstanding at end of the period	61	$43.71	193	$31.66

The total fair value of restricted stock awards vested during the six months ended June 30, 2018 and 2017 was $7.4 million and $2.5 million, respectively.

The total share-based compensation charged against income was $830 thousand and $1,258 thousand during the three months ended June 30, 2018 and 2017, respectively, and $1,635 thousand and $2,215 thousand during the six months ended June 30, 2018 and 2017, respectively. The total costs of the options and restricted stock awards charged against income was $600 thousand and $961 thousand during the three months ended June 30, 2018 and 2017, respectively, and $1,180 thousand and $1,694 thousand during the six months ended June 30, 2018 and 2017, respectively. Also included for the three and six months ended June 30, 2018 was $79 thousand and $152 thousand, respectively, for 63,300 performance-based deferred shares and for the three and six months ended June 30, 2017 was $146 thousand and $218 thousand, respectively, for 113,395 performance-based deferred shares in expense for certain key executives. Included for the three and six months ended June 30, 2018 and 2017 was $151 thousand and $303 thousand, respectively, in expense for 210,000 performance-based deferred shares granted to our CEO that will vest based on the achievement of certain Company performance targets.

The total income tax benefit recognized in the condensed consolidated statements of income for restricted stock awards was $546 thousand and $449 thousand for the three months ended June 30, 2018 and 2017, respectively, and was $1,481 thousand and $1,089 thousand for the six months ended June 30, 2018 and 2017, respectively.

There was $2.3 million of total unrecognized compensation cost related to restricted stock awards as of June 30, 2018, which is expected to be recognized over a weighted-average period of 1.85 years. There was $1.4 million of unrecognized compensation cost related to the 273,300 performance based deferred shares discussed above as of June 30, 2018, which is expected to be recognized over a weighted-average period of 1.50 years.

6.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	June 30, 2018	December 31, 2017

Unrealized losses on marketable securities	$(219)	$(160)
Accumulated other comprehensive loss	$(219)	$(160)

7.	FINANCIAL INSTRUMENTS

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

The following tables represent cash and the available-for-sale securities adjusted cost, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities (in thousands):

	June 30, 2018
	Cost	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$27,970	$-	$-	$27,970	$27,970	$-

Level 1:
Certificate of deposit	50,000	-	-	50,000	50,000	-
Money market accounts	3,106	-	-	3,106	3,106	-
Government & agency securities	4,135	(106)	2	4,031	-	4,031
	57,241	(106)	2	57,137	53,106	4,031

Level 2:
Municipal bonds	18,110	(196)	300	18,214	-	18,214

Total	$103,321	$(302)	$302	$103,321	$81,076	$22,245

	December 31, 2017
	Cost	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$28,630	$-	$-	$28,630	$28,630	$-

Level 1:
Certificate of deposit	45,000	-	-	45,000	45,000	-
Money market accounts	1,447	-	-	1,447	1,447	-
Government & agency securities	5,342	(67)	13	5,288	-	5,288
	51,789	(67)	13	51,735	46,447	5,288

Level 2:
Municipal bonds	18,404	(201)	266	18,469	-	18,469

Total	$98,823	$(268)	$279	$98,834	$75,077	$23,757

The Company had a realized gain of $0 and $3 thousand for the three months ended June 30, 2018 and 2017, respectively, and a realized loss of $0 and $57 thousand for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and 2017, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range up to 5 years for municipal bonds and for government and agency securities.

8.	INCOME TAXES

The Company reflected the effects of the TCJA, in its 2017 financial statements.  This included the effects of the change in the U.S. Corporate tax rate from 35% to 21% on deferred tax assets and liabilities.  The Company’s tax expense for the three and six month periods ended June 30, 2018 is $3.5 million and $6.2 million, respectively. This includes the reduction in the U.S. federal tax rate from 35% to 21%, effective for the Company’s 2018 tax year.

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

Overview

Medifast, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” the “Company,” or “Medifast”) is a leading manufacturer and distributor of clinically proven healthy living products and programs. We produce, distribute and sell a variety of weight loss, weight management, and other consumable health and nutritional products. The Company’s product lines include weight loss, weight management, and healthy living meal replacements, snacks, hydration products, and vitamins. Our product sales accounted for 98% and 97% of our revenues for the six months ended June 30, 2018 and 2017, respectively.

The nature, amount, timing, and uncertainty of revenue and cash flows from our revenues amongst contracts, product offerings and customers do not differentiate and are recognized consistently based on our policies. In addition, effective January 1, 2018, we changed how we internally and externally report our revenues to simplify and align with changes in how we manage our business, review operating performance and allocate resources as a result of our primary focus on the OPTAVIA business and the significance this business represents to the overall results of the Company. We considered the following factors in making this decision: the nature of business activities overlapping amongst previous defined sales channels, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, and information presented to the Board of Directors and investors. We previously disclosed entity-wide disclosures for sales by channel: OPTAVIA, Medifast Direct, Franchise Medifast Weight Control Centers and Medifast Wholesale. Due to the interchangeable nature of these customers amongst sale channels, sales migration to OPTAVIA, and realignment of internal operations as discussed, our disclosure as of January 1, 2018 will not include revenues by sales channel.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). Our significant accounting policies are described in Note 1 and Note 2 to the condensed consolidated financial statements included in this report.

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

Overview of Results of Operations

The following tables reflect our income statements (in thousands, except percentages):

	Three months ended June 30,
	2018	2017	$ Change	% Change

Revenue	$117,324	$75,729	$41,595	54.9%
Cost of sales	28,525	18,118	(10,407)	-57.4%
Gross profit	88,799	57,611	31,188	54.1%

Selling, general, and administrative	71,689	46,301	(25,388)	-54.8%

Income from operations	17,110	11,310	5,800	51.3%

Other income (expense)
Interest income, net	330	141	189	134.0%
Other income (expense)	179	(3)	182	-6066.7%
	509	138	371	268.8%

Income from operations before income taxes	17,619	11,448	6,171	53.9%

Provision for income tax	3,486	3,864	378	9.8%

Net income	$14,133	$7,584	$6,549	86.4%

% of revenue
Gross profit	75.7%	76.1%
Selling, general, and administrative costs	61.1%	61.1%
Income from operations	14.6%	14.9%

	Six months ended June 30,
	2018	2017	$ Change	% Change

Revenue	$215,920	$146,351	$69,569	47.5%
Cost of sales	52,313	35,848	(16,465)	-45.9%
Gross Profit	163,607	110,503	53,104	48.1%

Selling, general, and administrative	131,814	90,584	(41,230)	-45.5%

Income from operations	31,793	19,919	11,874	59.6%

Other income (expense)
Interest income, net	579	204	375	183.8%
Other income (expense)	178	36	142	394.4%
	757	240	517	215.4%

Income from operations before income taxes	32,550	20,159	12,391	61.5%

Provision for income tax expense	6,195	6,430	235	3.7%

Net income	$26,355	$13,729	$12,626	92.0%

% of revenue
Gross Profit	75.8%	75.5%
Selling, general, and administrative costs	61.0%	61.9%
Income from Operations	14.7%	13.6%

Revenue: Revenue increased $41.6 million, or 54.9%, to $117.3 million for the three months ended June 30, 2018 from $75.7 million for the three months ended June 30, 2017. This is the fifth consecutive quarter of year-over-year growth and the sixth consecutive quarter of sequential revenue improvement. The number of active earning OPTAVIA Coaches for the three months ended June 30, 2018 increased to 19,700 from 13,500 for the corresponding period in 2017, an increase of 45.9%. The quarterly revenue per OPTAVIA Coach increased 16.1% to $5,474 for the three months ended June 30, 2018 from $4,713 for the three months ended June 30, 2017. This growth in productivity resulted in part from business initiatives accelerating new OPTAVIA Coach conversions, increased OPTAVIA client acquisition rates and the transition of clients to higher priced OPTAVIA branded products. Total advertising spend, inclusive of broker fees, was $1.6 million for the three months ended June 30, 2018 as compared to $2.0 million for the corresponding period in 2017. Revenue increased $69.5 million, or 47.5%, to $215.9 million for the six months ended June 30, 2018 from $146.4 million for the six months ended June 30, 2017. Total advertising spend, inclusive of broker fees, was $3.6 million for the six months ended June 30, 2018 as compared to $4.4 million for the corresponding period in 2017.

Costs of sales: Cost of sales increased $10.4 million, or 57.4%, to $28.5 million for the three months ended June 30, 2018 from the corresponding period in 2017 and increased $16.5 million, or 45.9%, to $52.3 million for the six months ended June 30, 2018 from the corresponding period in 2017. The increase in cost of sales for the three and six months ended June 30, 2018 was primarily driven by increased product sales.

Gross profit: For the three months ended June 30, 2018, gross profit increased $31.2 million, or 54.1%, to $88.8 million from the corresponding period in 2017. As a percentage of sales, gross margin decreased 40 basis points to 75.7% for the three months ended June 30, 2018 from 76.1% for the corresponding period in 2017. The gross margin percentage decrease was driven by an increase in the proportion of new clients that typically receive first-order discounts. For the six months ended June 30, 2018, gross profit increased $53.1 million, or 48.1%, to $163.6 million from the corresponding period in 2017. As a percentage of sales, gross margin increased 30 basis points to 75.8% for the six months ended June 30, 2018 from 75.5% for the corresponding period in 2017. The gross margin improvement for the year-to-date period was primarily driven by efficiencies resulting from improved inventory management partially offset by increased sales discounts.

Selling, general and administrative: Selling, general and administrative (“SG&A”) expenses were $71.7 million for the three months ended June 30, 2018, an increase of $25.4 million, or 54.8%, as compared to $46.3 million from the corresponding period in 2017. This increase was primarily the result of higher OPTAVIA commissions resulting from increased product sales. In addition, SG&A expenses increased as a result of salary and benefit expenses, consulting costs associated with our distribution center move from Texas to Nevada, coach event costs due to increased spending and a change in accounting resulting from ASC 606 requiring event fees collected from coaches to be classified as revenue, and credit card fees resulting from increased sales. SG&A expenses included research and development costs of $561 thousand and $359 thousand for the three months ended June 30, 2018 and 2017, respectively. As a percentage of sales, SG&A expenses were 61.1% for the three months ended June 30, 2018 and 2017, respectively.

For the six months ended June 30, 2018, SG&A expenses increased $41.2 million, or 45.5%, to $131.8 million from $90.6 million for the corresponding period in 2017. This increase was primarily driven by commissions and credit card fees resulting from the increase in sales. In addition, consulting, salaries and benefits, and coach event costs increased. SG&A expenses included $981 thousand and $743 thousand in research and development costs for the six months ended June 30, 2018 and 2017, respectively. As a percentage of sales, SG&A expenses were 61.0% for the six months ended June 30, 2018 as compared to 61.9% for the corresponding period in 2017.

OPTAVIA commission expense, which is variable based upon product sales, increased $19.5 million, or 73.2%, for the three months ended June 30, 2018 from the corresponding period in 2017 and increased $33.1 million, or 65.5%, for the six months ended June 30, 2018 from the corresponding period in 2017.

General and administrative expenses increased $3.4 million and $6.3 million during the three and six months ended June 30, 2018, respectively, from the corresponding periods in 2017 primarily as a result of startup costs associated with the move of our distribution center from Texas to Nevada, as well as consulting costs related to information technology projects, and increased credit card costs resulting from increased sales.

Salaries and benefits increased $1.7 million and $2.0 million during the three and six months ended June 30, 2018, respectively, from the corresponding periods in 2017 primarily as a result of higher incentive costs.

Coach events expenses increased $1.1 million and $863 thousand during the three and six months ended June 30, 2018, respectively, from the corresponding periods in 2017 due to increased spending and a change in accounting resulting from ASC 606 requiring event fees collected from coaches to be classified as revenue.

Income from operations: For the three months ended June 30, 2018, income from operations increased $5.8 million to $17.1 million from $11.3 million for the corresponding period in 2017 primarily as a result of increased gross profits partially offset by increased SG&A expenses. For the six months ended June 30, 2018, income from operations increased $11.9 million to $31.8 million from $19.9 million for the corresponding period in 2017 primarily as a result of increased gross profits partially offset by increased SG&A expenses.

Interest income, net: For the three and six months ended June 30, 2018, interest income was $330 thousand and $579 thousand, respectively and for the three and six months ended June 30, 2017, interest income was $141 thousand and $204 thousand, respectively.

Other income (expense): For the three months ended June 30, 2018 and 2017, other income (expense) was income of $179 thousand and expense of $3 thousand, respectively. For the six months ended June 30, 2018 and 2017, other income (expense) was income of $178 thousand and $36 thousand, respectively.

Income from operations before income taxes: Income from operations before income taxes was $17.6 million for the three months ended June 30, 2018 as compared to $11.4 million for the three months ended June 30, 2017, an increase of $6.2 million. Pre-tax profit as a percentage of sales decreased to 15.0% for the three months ended June 30, 2018 from 15.1% for the three months ended June 30, 2017. Income from operations before income taxes was $32.6 million for the six months ended June 30, 2018 as compared to $20.2 million for the six months ended June 30, 2017, an increase of $12.4 million. Pre-tax profit as a percentage of sales increased to 15.1% for the six months ended June 30, 2018 from 13.8% for the six months ended June 30, 2017.

Provision for income tax: For the three months ended June 30, 2018, the Company recorded $3.5 million in income tax expense, an effective rate of 19.8%, as compared to $3.9 million in income tax expense, an effective rate of 33.8%, for the three months ended June 30, 2017. The decrease in the effective tax rate for the three month ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily driven by a decrease in the Federal statutory rate of 14.0% pursuant to the TCJA in addition to a rate reduction of 2.1% attributable to the discrete accounting for taxes associated with share-based compensation. The total decrease in the effective rate was offset by 1.9% due to the elimination of the Domestic Manufacturer Deduction. For the six months ended June 30, 2018, the Company recorded $6.2 million in income tax expense, an effective rate of 19.0%, as compared to $6.4 million in income tax expense, an effective rate of 31.9%, for the six months ended June 30, 2017. The decrease in the effective tax rate for the six month ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily driven by a decrease in the Federal statutory rate of 14.0% pursuant to the TCJA in addition to a rate reduction of 1.9% attributable to the discrete accounting for taxes associated with share-based compensation. The total decrease in the effective rate was offset by 2.2% due to the elimination of the Domestic Manufacturer Deduction and the increase in the effective rate of 1.0% primarily due to the Sec 162(m) limitation pursuant to the TCJA. The Company anticipates a full year tax rate of 21% to 23% in 2018.

Net income: Net income was $14.1 million and $26.4 million, or $1.16 and $2.17 per diluted share, for the three and six months ended June 30, 2018 as compared to $7.6 million and $13.7 million, or $0.63 and $1.14 per diluted share, for the three months and six months ended June 30, 2017. The period-over-period changes were driven by the factors described above in the explanations from operations.

Liquidity and Capital Resources

The Company had stockholders’ equity of $102.9 million and working capital of $81.6 million at June 30, 2018 as compared with $108.6 million and $88.1 million at December 31, 2017, respectively. The $5.7 million net decrease in stockholder’s equity reflects $26.4 million in net income for the six months ended June 30, 2018 offset by $20.0 million spent on repurchases of common stock, and $11.5 million for declared dividends to holders of common stock as well as other equity transactions as described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in our condensed consolidated financial statements included in this report. The Company declared a dividend of $5.8 million, or $0.48 per share, to common stockholders as of June 29, 2018 that will be paid in the third quarter of 2018. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance that we will be able to continue the declaration and payment of dividends. The Company’s cash, cash equivalents, and investment securities increased from $98.8 million at December 31, 2017 to $103.3 million at June 30, 2018.

Net cash provided by operating activities increased $17.8 million to $38.5 million for the six months ended June 30, 2018 from $20.7 million for the six months ended June 30, 2017 primarily as a result of increased net income.

Net cash used in investing activities was $710 thousand for the six months ended June 30, 2018 as compared to $1.7 million for the six months ended June 30, 2017. This change resulted primarily from cash provided by net investment securities for the six months ended June 30, 2018 as compared to cash used in net investment securities for the corresponding period in 2017. This was partially offset by an increase in cash used in capital expenditures for the six months ended June 30, 2018 from the corresponding period in 2017.

Net cash used in financing activities increased $23.9 million to $31.8 million for the six months ended June 30, 2018 from $7.9 million for the six months ended June 30, 2017. This increase was primarily due to stock repurchases and an increase in cash dividends paid to stockholders.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, U.S. money market securities, and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at June 30, 2018, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2017.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting:

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we properly assessed and accounted for the impact of the new accounting standard related to revenue recognition on our financial statements to adopt the standard on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2017 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2018	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	-	$-	-	847,567
May 1 - May 31	-	-	-	847,567
June 1 - June 30	118,686	168.48	118,686	728,881

(1) As of June 14, 2018, there were 847,567 shares of the Company’s common stock available for repurchase under the repurchase program adopted in September 2014 (the "Stock Repurchase Program").

The Company, in accordance with, and as part of, the Stock Repurchase Program implemented a Rule 10b5-1 repurchase plan to facilitate repurchases of the Company’s common stock under the Stock Repurchase Program. As of June 30, 2018, there were 728,882 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Program. There is no guarantee as to the exact number of shares of the Company’s common stock, if any, that will be purchased under the Stock Repurchase Plan.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).
3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed August 6, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 6, 2018

/s/ TIMOTHY G. ROBINSON
Timothy G. Robinson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	August 6, 2018

