Form 10-Q
period 2018-09-30
MEDIFAST INC
filed 2018-11-07
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______ .

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company☐

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

The number of shares of the registrant’s common stock outstanding at October 31, 2018 was 11,964,966.

Medifast, Inc. and subsidiaries

Index

Part 1 – Financial Information:

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts & dividend data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenue	$139,239	$77,205	$355,159	$223,556
Cost of sales	32,038	19,022	84,351	54,870
Gross profit	107,201	58,183	270,808	168,686

Selling, general, and administrative	89,734	47,956	221,548	138,540

Income from operations	17,467	10,227	49,260	30,146

Other income (expense)
Interest income, net	361	148	940	352
Other income (expense)	-	(4)	178	32
	361	144	1,118	384

Income from operations before income taxes	17,828	10,371	50,378	30,530

Provision for income taxes	4,047	3,685	10,242	10,115

Net income	$13,781	$6,686	$40,136	$20,415

Earnings per share - basic	$1.15	$0.56	$3.34	$1.71

Earnings per share - diluted	$1.14	$0.55	$3.31	$1.69

Weighted average shares outstanding -
Basic	11,954	11,930	12,006	11,920
Diluted	12,097	12,095	12,112	12,063

Cash dividends declared per share	$0.48	$0.32	$1.44	$0.96

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net income	$13,781	$6,686	$40,136	$20,415
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2)	7	(2)	13
Unrealized gains (losses) on marketable securities:
Change in fair value of marketable securities	(45)	26	(104)	189
Adjustment for net losses realized and included in net income	-	-	-	10
Total change in unrealized gains (losses) on marketable securities	(45)	26	(104)	199

Other comprehensive income (loss)	(47)	33	(106)	212

Comprehensive income	$13,734	$6,719	$40,030	$20,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except par value)

	September 30,	December 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$82,307	$75,077
Accounts receivable-net of doubtful accounts of $405 at September 30, 2018 and allowance for sales returns and doubtful accounts of $597 at December 31, 2017	1,017	576
Inventory	43,845	19,328
Investment securities	20,912	23,757
Income taxes, prepaid	-	2,272
Prepaid expenses and other current assets	3,851	4,188
Total current assets	151,932	125,198

Property, plant and equipment - net	18,760	18,611
Other assets	1,400	2,120
Deferred tax assets	2,355	-

TOTAL ASSETS	$174,447	$145,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$62,806	$37,140
Total current liabilities	62,806	37,140

Deferred tax liabilities	-	208
Total liabilities	62,806	37,348

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized;
12,145 and 12,103 issued and 11,956 and 11,971 outstanding at September 30, 2018 and December 31, 2017, respectively	12	12
Additional paid-in capital	8,040	4,967
Accumulated other comprehensive loss	(266)	(160)
Retained earnings	124,601	103,762
Less: Treasury stock at cost, 128 shares at September 30, 2018	(20,746)	-
Total stockholders' equity	111,641	108,581

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$174,447	$145,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2018	2017

Operating Activities
Net income	$40,136	$20,415
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	3,519	3,204
Share-based compensation	2,352	3,418
Loss on sale of disposal of property, plant and equipment	50	93
Realized loss on investment securities, net	70	73
Amortization of premium on investment securities	434	547
Deferred income taxes	(2,028)	(991)
Change in operating assets and liabilities:
Accounts receivable	116	683
Inventory	(23,615)	2,287
Income taxes, prepaid	2,272	807
Prepaid expenses and other current assets	453	1,098
Other assets	64	(137)
Accounts payable and accrued expenses	21,655	1,757
Net cash flow provided by operating activities	45,478	33,254

Investing Activities
Sale of investment securities	2,245	3,039
Purchase of investment securities	-	(4,093)
Sale of property and equipment	184	59
Purchase of property and equipment	(3,246)	(2,379)
Net cash flow used in investing activities	(817)	(3,374)

Financing Activities
Options exercised by executives and directors	220	568
Net shares repurchased for employee taxes	(249)	(833)
Cash dividends paid to stockholders	(17,404)	(11,511)
Stock repurchases	(19,996)	-
Net cash flow used in financing activities	(37,429)	(11,776)

Foreign currency impact	(2)	13

Increase in cash and cash equivalents	7,230	18,117
Cash and cash equivalents - beginning of the period	75,077	52,436
Cash and cash equivalents - end of period	$82,307	$70,553

Supplemental disclosure of cash flow information:
Income taxes paid	$9,540	$10,083
Dividends declared included in accounts payable	$5,981	$4,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(in thousands)

	Nine months ended September 30, 2018
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated other comprehensive loss	Retained Earnings	Treasury Stock	Total

Balance, January 1, 2018, as reported	12,103	$12	$4,967	$(160)	$103,762	$-	$108,581
Cumulative effect of adjustments from changes in accounting standards (Notes 1 and 2)	-	-	-	-	(2,018)	-	(2,018)
Balance January 1, 2018, as adjusted	12,103	12	4,967	(160)	101,744	-	106,563

Net income	-	-	-	-	40,136	-	40,136
Share-based compensation	16	-	2,352	-	-	-	2,352
Options exercised by executives and directors	20	-	220	-	-	-	220
Net shares repurchased for employee taxes	(3)	-	(249)	-	-	-	(249)
Treasury stock from cashless options	9	-	750	-	-	(750)	-
Treasury stock from stock repurchases	-	-	-	-	-	(19,996)	(19,996)
Other comprehensive loss	-	-	-	(106)	-	-	(106)
Cash dividends declared to stockholders	-	-	-	-	(17,279)	-	(17,279)

Balance, September 30, 2018	12,145	$12	$8,040	$(266)	$124,601	$(20,746)	$111,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Medifast, Inc. and its wholly-owned subsidiaries (the “Company,” “we,” “us,” or “our”) included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnotes that are normally required by GAAP have been condensed or omitted. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date.

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2018. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2017 audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Form 10-K”).

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

As required by ASC 606, the impact of the adoption of the new revenue standard on our Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets was as follows (in thousands):

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change	As Reported	Balances without adoption of ASC 606	Effect of Change

Revenue	$139,239	$139,582	$(343)	$355,159	$356,442	$(1,283)
Cost of sales	32,038	32,071	33	84,351	84,544	193
Gross profit	107,201	107,511	(310)	270,808	271,898	(1,090)

Selling, general, and administrative	89,734	89,831	97	221,548	221,908	360

Income from operations	17,467	17,680	(213)	49,260	49,990	(730)

Other income (expense)
Interest income, net	361	361	-	940	940	-
Other income (expense)	-	-	-	178	178	-
	361	361	-	1,118	1,118	-

Income from operations before income taxes	17,828	18,041	(213)	50,378	51,108	(730)

Provision for income taxes	4,047	4,092	45	10,242	10,396	154

Net income	$13,781	$13,949	$(168)	$40,136	$40,712	$(576)

Earnings per share - basic	$1.15	$1.17	$(0.02)	$3.34	$3.39	$(0.05)

Earnings per share - diluted	$1.14	$1.15	$(0.01)	$3.31	$3.36	$(0.05)

Weighted average shares outstanding -
Basic	11,954	11,954		12,006	12,006
Diluted	12,097	12,097		12,112	12,112

	September 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change

ASSETS
Accounts receivable, net	$1,017	$118	$899
Inventory	43,845	42,793	1,052
Prepaid expenses and other current assets	3,851	3,711	140
Deferred tax assets	2,355	1,656	699

LIABILITIES
Accounts payable and accrued expenses	62,806	57,422	5,384

STOCKHOLDERS' EQUITY
Retained earnings	124,601	127,195	(2,594)

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

ASU 2016-02, Leases (Topic 842) requires the rights and obligations of all leased assets with a term greater than 12 months to be presented on the balance sheet. The new guidance also changes the definition of a lease and requires expanded quantitative and qualitative disclosures for both lessees and lessors. The pronouncement is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We plan to adopt ASU 2016-02 on January 1, 2019. The Company currently expects that upon adoption of ASU 2016-02 right-to-use assets and lease liabilities will be recognized in the Company’s Consolidated Balance Sheet in amounts that will be material. Management is currently evaluating the effect that the provisions of ASU 2016-02 will have on the Company’s financial statements.

ASU 2018-02, Income Statement Reporting - Comprehensive Income (Topic 220) allows the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from tax effects resulting from the Tax Cuts and Jobs Act (TCJA) and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this pronouncement are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We plan to adopt ASU 2018-02 on January 1, 2019. Management is currently evaluating the effect that the provisions of ASU 2018-02 will have on the Company’s financial statements.

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

Revenue is recognized when control of the promised products are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those products. When determining whether the customer has obtained control of the products, we consider any future performance obligations.

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a point in time accounted for substantially all of our revenue for the three and nine month periods ended September 30, 2018 and 2017, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customers are satisfied. Generally, this occurs with the transfer of control upon receipt of products by our customers. Any consideration received prior to the fulfillment of the Company performance obligation is deferred and recognized as a liability.

Sales returns

Our return policy allows for customer returns within 30 days of purchase and upon our authorization. We adjust revenues based on our estimated expected returns and a liability is recognized for expected refunds to customers. We estimate expected returns based on historical levels and project this experience into the future.

Customer reward programs and sales incentives

Our sales contracts may give customers the option to purchase additional products priced at a discount. Options to purchase additional products at a discount come in a variety of forms, such as customer reward programs and incentive offerings including pricing arrangements and promotions.

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

Disaggregated revenue and entity-wide revenue disclosures

The nature, amount, timing, and uncertainty of revenue and cash flows from our revenues amongst contracts, product offerings and customers do not differentiate and are recognized consistently based on the policies discussed above. In addition, effective January 1, 2018, we changed how we internally and externally report our revenues to simplify and better align with changes in how we manage our business, review operating performance and allocate resources as a result of the shift in our primary focus to the OPTAVIA business and the significance this business represents to the overall results of the Company. We considered the following factors in making this decision: the nature of business activities overlapping amongst previous defined sales channels, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, and information presented to the Board of Directors and investors. We previously disclosed entity-wide disclosures for sales by channel: OPTAVIA, Medifast Direct, Franchise Medifast Weight Control Centers and Medifast Wholesale. Due to the interchangeable nature of these customers amongst sale channels, sales migration to OPTAVIA, and realignment of internal operations as discussed, our disclosures as of January 1, 2018 will not include revenues by sales channel.

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

Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017

Raw materials	$13,273	$4,348
Packaging	1,762	1,185
Non-food finished goods	2,028	920
Finished goods	27,480	13,407
Reserve for obsolete inventory	(698)	(532)
Total	$43,845	$19,328

4.	EARNING PER SHARE

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Numerator:
Net income	$13,781	$6,686	$40,136	$20,415

Denominator:
Weighted average shares of common stock outstanding	11,954	11,930	12,006	11,920
Effect of dilutive common stock equivalents	143	165	106	143
Weighted average shares of common stock outstanding	12,097	12,095	12,112	12,063

Earnings per share - basic	$1.15	$0.56	$3.34	$1.71

Earnings per share - diluted	$1.14	$0.55	$3.31	$1.69

The calculation of diluted EPS excluded 0 and 3,813 antidilutive options outstanding for the three months ended September 30, 2018 and 2017, respectively, and 214 and 6,780 antidilutive options outstanding for the nine months ended September 30, 2018 and 2017, respectively. The calculation for diluted EPS for the three and nine months ended, September 30, 2018 also excluded 43 and 297 antidilutive restricted stock awards, respectively. EPS is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.

5.	SHARE-BASED COMPENSATION

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of September 30, 2018 generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $157.30. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The weighted average input assumptions used were as follows:

	Nine months ended September 30,
	2018	2017
Expected term (in years)	6.4	6.0
Risk-free interest rate	2.64%	2.05%
Expected volatility	33.30%	38.33%
Dividend yield	2.87%	2.40%

The following table is a summary of our stock option activity:

	Nine months ended September 30,
	2018		2017
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
(shares in thousands)
Outstanding at beginning of period	106	$31.18	129	$28.22
Granted	51	67.50	38	44.73
Exercised	(23)	28.87	(21)	27.38
Forfeited	(8)	31.09	(17)	37.09
Expired	-	-	(1)	28.59
Outstanding at end of the period	126	$46.51	128	$32.00
Exercisable at end of the period	54	$30.21	62	$28.14

As of September 30, 2018, the weighted-average remaining contractual life was 8.07 years with an aggregate intrinsic value of $22.1 million for outstanding stock options and the weighted-average remaining contractual life was 6.91 years with an aggregate intrinsic value of $10.4 million for exercisable options. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2018 and 2017 was $18.08 and $13.73, respectively. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of September 30, 2018 was $0.9 million and is expected to be recognized over a weighted average period of 3.46 years. The Company received $220 thousand and $568 thousand in cash proceeds from the exercise of stock options during the nine months ended September 30, 2018 and 2017, respectively. Upon exercising of options, the Company withheld shares for employee taxes of 3 thousand and 19 thousand for the nine months ended September 30, 2018 and 2017, respectively. The total intrinsic value for stock options exercised during the nine months ended September 30, 2018 and 2017 was $1.4 million and $325 thousand, respectively.

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

	Nine months ended September 30,
	2018		2017
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	129	$32.15	215	$27.69
Granted	18	79.80	44	44.73
Vested	(86)	31.61	(58)	26.09
Forfeited	-	-	(8)	36.37
Outstanding at end of the period	61	$46.90	193	$31.65

The total fair value of restricted stock awards vested during the nine months ended September 30, 2018 and 2017 was $7.5 million and $2.5 million, respectively.

The total share-based compensation charged against income was $717 thousand and $1.2 million during the three months ended September 30, 2018 and 2017, respectively, and $2.4 million and $3.4 million during the nine months ended September 30, 2018 and 2017, respectively. The total costs of the options and restricted stock awards charged against income was $488 thousand and $912 thousand during the three months ended September 30, 2018 and 2017, respectively, and $1.7 million and $2.6 million during the nine months ended September 30, 2018 and 2017, respectively. Also included for the three and nine months ended September 30, 2018 was $77 thousand and $229 thousand, respectively, for 63,300 performance-based deferred shares and for the three and nine months ended September 30, 2017 was $139 thousand and $357 thousand, respectively, for 113,395 performance-based deferred shares in expense for certain key executives. Included for the three and nine months ended September 30, 2018 and 2017 was $152 thousand and $455 thousand, respectively, in expense for 210,000 performance-based deferred shares granted to our CEO that will vest based on the achievement of certain Company performance targets.

The total income tax benefit recognized in the condensed consolidated statements of income for restricted stock awards was $167 thousand and $451 thousand for the three months ended September 30, 2018 and 2017, respectively, and $1.6 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.

There was $2.1 million of total unrecognized compensation cost related to restricted stock awards as of September 30, 2018, which is expected to be recognized over a weighted-average period of 1.88 years. There was $1.1 million of unrecognized compensation cost related to the 273,300 performance based deferred shares discussed above as of September 30, 2018, which is expected to be recognized over a weighted-average period of 1.25 years.

6.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	September 30, 2018	December 31, 2017

Foreign currency translation	$(2)	$-
Unrealized losses on marketable securities	(264)	(160)
Accumulated other comprehensive loss	$(266)	$(160)

7.	FINANCIAL INSTRUMENTS

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

The following tables represent cash and the available-for-sale securities adjusted cost, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities (in thousands):

	September 30, 2018
	Cost	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$22,841	$-	$-	$22,841	$22,841	$-

Level 1:
Certificate of deposit	55,000	-	-	55,000	55,000	-
Money market accounts	4,466	-	-	4,466	4,466	-
Government & agency securities	4,135	(116)	24	4,043	-	4,043
	63,601	(116)	24	63,509	59,466	4,043

Level 2:
Municipal bonds	16,932	(248)	185	16,869	-	16,869

Total	$103,374	$(364)	$209	$103,219	$82,307	$20,912

	December 31, 2017
	Cost	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$28,630	$-	$-	$28,630	$28,630	$-

Level 1:
Certificate of deposit	45,000	-	-	45,000	45,000	-
Money market accounts	1,447	-	-	1,447	1,447	-
Government & agency securities	5,342	(67)	13	5,288	-	5,288
	51,789	(67)	13	51,735	46,447	5,288

Level 2:
Municipal bonds	18,404	(201)	266	18,469	-	18,469

Total	$98,823	$(268)	$279	$98,834	$75,077	$23,757

The Company had a realized loss of $91 and $16 thousand for the three months ended September 30, 2018 and 2017, respectively, and a realized loss of $70 and $73 thousand for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and 2017, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range up to 5 years for municipal bonds and for government and agency securities.

8.	INCOME TAXES

The Company reflected the effects of the TCJA in its 2017 financial statements, including the effects of the change in the U.S. Corporate tax rate from 35% to 21% on deferred tax assets and liabilities.  The Company’s tax expense for the three and nine month periods ended September 30, 2018 was $4.0 million and $10.2 million, respectively. This includes the reduction in the U.S. federal tax rate from 35% to 21%, effective for the Company’s 2018 tax year.

The Company recognized the income tax effects of the TCJA in the financial statements included in its 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740, Income Taxes, in the reporting period in which the TCJA was signed into law. During the three months ended September 30, 2018, the Company finalized its accounting for the income tax effects of the TCJA. There were no material adjustments to the provisional amounts recorded in the Company’s financial statements included in its 2017 Annual Report on Form 10-K.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions, which are not historical in nature, identify forward-looking statements. However, the absence of these words or expressions does not necessarily mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”), and those described from time to time in our future reports filed with the SEC.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview

Medifast, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” the “Company,” or “Medifast”) is a leading manufacturer and distributor of clinically proven healthy living products and programs. We produce, distribute and sell a variety of weight loss, weight management, and other consumable health and nutritional products. The Company’s product lines include weight loss, weight management, and healthy living meal replacements, snacks, hydration products, and vitamins. Our product sales accounted for 98% and 97% of our revenues for the nine months ended September 30, 2018 and 2017, respectively.

The nature, amount, timing, and uncertainty of revenue and cash flows from our revenues amongst contracts, product offerings and customers do not differentiate and are recognized consistently based on our policies. In addition, effective January 1, 2018, we changed how we internally and externally report our revenues to simplify and better align with changes in how we manage our business, review operating performance and allocate resources as a result of the shift in our primary focus to the OPTAVIA business and the significance this business represents to the overall results of the Company. We considered the following factors in making this decision: the nature of business activities overlapping amongst previous defined sales channels, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, and information presented to the Board of Directors and investors. We previously disclosed entity-wide disclosures for sales by channel: OPTAVIA, Medifast Direct, Franchise Medifast Weight Control Centers and Medifast Wholesale. Due to the interchangeable nature of these customers amongst sale channels, sales migration to OPTAVIA, and realignment of internal operations as discussed, our disclosure as of January 1, 2018 will not include revenues by sales channel.

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

Overview of Results of Operations

The following tables reflect our income statements (in thousands, except percentages):

	Three months ended September 30,
	2018	2017	$ Change	% Change

Revenue	$139,239	$77,205	$62,034	80.3%
Cost of sales	32,038	19,022	(13,016)	-68.4%
Gross profit	107,201	58,183	49,018	84.2%

Selling, general, and administrative	89,734	47,956	(41,778)	-87.1%

Income from operations	17,467	10,227	7,240	70.8%

Other income (expense)
Interest income, net	361	148	213	143.9%
Other income (expense)	-	(4)	4	-100.0%
	361	144	217	150.7%

Income from operations before income taxes	17,828	10,371	7,457	71.9%

Provision for income tax	4,047	3,685	(362)	-9.8%

Net income	$13,781	$6,686	$7,095	106.1%

% of revenue
Gross profit	77.0%	75.4%
Selling, general, and administrative costs	64.4%	62.1%
Income from operations	12.5%	13.2%

	Nine months ended September 30,
	2018	2017	$ Change	% Change

Revenue	$355,159	$223,556	$131,603	58.9%
Cost of sales	84,351	54,870	(29,481)	-53.7%
Gross Profit	270,808	168,686	102,122	60.5%

Selling, general, and administrative	221,548	138,540	(83,008)	-59.9%

Income from operations	49,260	30,146	19,114	63.4%

Other income (expense)
Interest income, net	940	352	588	167.0%
Other income (expense)	178	32	146	456.3%
	1,118	384	734	191.1%

Income from operations before income taxes	50,378	30,530	19,848	65.0%

Provision for income tax expense	10,242	10,115	(127)	-1.3%

Net income	$40,136	$20,415	$19,721	96.6%

% of revenue
Gross Profit	76.2%	75.5%
Selling, general, and administrative costs	62.4%	62.0%
Income from Operations	13.9%	13.5%

Revenue: Revenue increased $62.0 million, or 80.3%, to $139.2 million for the three months ended September 30, 2018 from $77.2 million for the three months ended September 30, 2017. This is the sixth consecutive quarter of year-over-year growth and the seventh consecutive quarter of sequential revenue improvement. The number of active earning OPTAVIA Coaches for the three months ended September 30, 2018 increased to 22,600 from 14,200 for the corresponding period in 2017, an increase of 59.2%. The quarterly revenue per OPTAVIA Coach increased 23.2% to $5,781 for the three months ended September 30, 2018 from $4,693 for the three months ended September 30, 2017. This growth in revenue resulted in part from business initiatives accelerating new OPTAVIA Coach conversions, increased OPTAVIA client acquisition rates and the transition of clients to higher priced OPTAVIA branded products. Total advertising spend, inclusive of broker fees, was $1.3 million for the three months ended September 30, 2018 as compared to $1.7 million for the corresponding period in 2017. Revenue increased $131.6 million, or 58.9%, to $355.2 million for the nine months ended September 30, 2018 from $223.6 million for the nine months ended September 30, 2017. Total advertising spend, inclusive of broker fees, was $4.9 million for the nine months ended September 30, 2018 as compared to $6.1 million for the corresponding period in 2017.

Costs of sales: Cost of sales increased $13.0 million, or 68.4%, to $32.0 million for the three months ended September 30, 2018 from the corresponding period in 2017 and increased $29.5 million, or 53.7%, to $84.4 million for the nine months ended September 30, 2018 from the corresponding period in 2017. The increase in cost of sales for the three and nine months ended September 30, 2018 was primarily driven by increased product sales.

Gross profit: For the three months ended September 30, 2018, gross profit increased $49.0 million, or 84.2%, to $107.2 million from the corresponding period in 2017. As a percentage of sales, gross margin increased 160 basis points to 77.0% for the three months ended September 30, 2018 from 75.4% for the corresponding period in 2017. For the nine months ended September 30, 2018, gross profit increased $102.1 million, or 60.5%, to $270.8 million from the corresponding period in 2017. As a percentage of sales, gross margin increased 70 basis points to 76.2% for the nine months ended September 30, 2018 from 75.5% for the corresponding period in 2017. The increase in gross margin percentage for the quarter and year-to-date periods was driven by higher production volumes yielding favorable manufacturing absorption as the Company increased inventory to meet expected consumer demand. The Company anticipates this absorption benefit to be temporary as inventory levels normalize. In addition, the increase in the gross margin percentage resulted from reduced inventory obsolescence and lower shipping expense.

Selling, general and administrative: Selling, general and administrative (“SG&A”) expenses were $89.7 million for the three months ended September 30, 2018, an increase of $41.7 million, or 87.1%, as compared to $48.0 million from the corresponding period in 2017. As a percentage of sales, SG&A expenses were 64.4% as compared to 62.1% for the three months ended September 30, 2018 and 2017, respectively. This increase was primarily the result of higher OPTAVIA commissions paid as a result of increased product sales. As OPTAVIA revenue increased as a portion of the Company’s total sales mix, the commission rate as a percentage of revenue increased 470 basis points to 40.5% for the third quarter of 2018 compared to 35.8% for the third quarter last year. This is an outcome of the success we are experiencing with our OPTAVIA integrated Coach Model. SG&A expenses included research and development costs of $621 thousand and $343 thousand for the three months ended September 30, 2018 and 2017, respectively.

For the nine months ended September 30, 2018, SG&A expenses increased $83.0 million, or 59.9%, to $221.5 million from $138.5 million for the corresponding period in 2017. As a percentage of sales, SG&A expenses was 62.4% for the nine months ended September 30, 2018 as compared to 62.0% for the corresponding period in 2017. SG&A expenses included $1.6 million and $1.1 million in research and development costs for the nine months ended September 30, 2018 and 2017, respectively.

OPTAVIA commission expense, which is variable based upon product sales, increased $28.8 million, or more than 100.0%, for the three months ended September 30, 2018 from the corresponding period in 2017 and increased $62.0 million, or 79.2%, for the nine months ended September 30, 2018 from the corresponding period in 2017.

Coach event and incentive program costs increased $6.0 million and $6.7 million during the three and nine months ended September 30, 2018, respectively, from the corresponding periods in 2017 due to higher annual convention costs as more coaches attended this event and increased incentive program costs related to coaches who qualified during 2018 for our 2019 International Leadership Advancement Trip, an event designed to recognize and provide training to rising leaders and those who mentor them.

General and administrative expenses increased $4.8 million and $11.1 million during the three and nine months ended September 30, 2018, respectively, from the corresponding periods in 2017 primarily as a result of startup costs associated with the move of our distribution center from Texas to Nevada, as well as consulting costs related to information technology projects, and increased credit card fees resulting from higher sales.

Salaries and benefits increased $2.3 million and $4.2 million during the three and nine months ended September 30, 2018, respectively, from the corresponding periods in 2017 primarily as a result of higher contract labor costs related to the winding down of our internal call center and increased compensation costs.

Income from operations: For the three months ended September 30, 2018, income from operations increased $7.3 million to $17.5 million from $10.2 million for the corresponding period in 2017 primarily as a result of increased gross profits partially offset by increased SG&A expenses. For the nine months ended September 30, 2018, income from operations increased $19.2 million to $49.3 million from $30.1 million for the corresponding period in 2017 primarily as a result of increased gross profits partially offset by increased SG&A expenses.

Interest income, net: For the three and nine months ended September 30, 2018, interest income was $361 thousand and $940 thousand, respectively, and for the three and nine months ended September 30, 2017, interest income was $148 thousand and $352 thousand, respectively.

Other income (expense): For the three months ended September 30, 2018 and 2017, other income (expense) was $0 and an expense of $4 thousand, respectively. For the nine months ended September 30, 2018 and 2017, other income (expense) was income of $178 thousand and $32 thousand, respectively.

Income from operations before income taxes: Income from operations before income taxes was $17.8 million for the three months ended September 30, 2018 as compared to $10.4 million for the three months ended September 30, 2017, an increase of $7.4 million. Pre-tax profit as a percentage of sales decreased to 12.8% for the three months ended September 30, 2018 from 13.4% for the three months ended September 30, 2017. Income from operations before income taxes was $50.4 million for the nine months ended September 30, 2018 as compared to $30.5 million for the nine months ended September 30, 2017, an increase of $19.9 million. Pre-tax profit as a percentage of sales increased to 14.2% for the nine months ended September 30, 2018 from 13.7% for the nine months ended September 30, 2017.

Provision for income tax: For the three months ended September 30, 2018, the Company recorded $4.0 million in income tax expense, an effective rate of 22.7%, as compared to $3.7 million in income tax expense, an effective rate of 35.5%, for the three months ended September 30, 2017. The decrease in the effective tax rate for the three month ended September 30, 2018 as compared to the three months ended September 30, 2017 was driven by a decrease in the Federal statutory rate of 14.0% pursuant to the TCJA, a decrease in the state rate of 1.7% and a rate reduction of 0.4% attributable to the discrete accounting for taxes associated with share-based compensation. The total decrease in the effective tax rate was offset by a 2.1% increase to our effective tax rate resulting from to the elimination of the Domestic Manufacturer Deduction and a 1.2% increase to our effective tax rate resulting from changes to the limitations imposed by Section 162(m) of the Internal Revenue Code pursuant to TCJA. For the nine months ended September 30, 2018, the Company recorded $10.2 million in income tax expense, an effective rate of 20.3%, as compared to $10.1 million in income tax expense, an effective rate of 33.1%, for the nine months ended September 30, 2017. The decrease in the effective tax rate for the nine month ended September 30, 2018 as compared to the nine months ended September 30, 2017 was driven by a decrease in the Federal statutory rate of 14.0% pursuant to the TCJA, a rate reduction of 1.1% attributable to the discrete accounting for taxes associated with share-based compensation and a decrease in the state rate of 0.4%. The total decrease in the effective tax rate was offset by a 2.2% increase to our effective tax rate resulting from the elimination of the Domestic Manufacturer Deduction and a 0.5% increase to our effective tax rate primarily resulting from changes to the limitations imposed by Section 162(m) of the Internal Revenue Code pursuant to the TCJA. The Company anticipates a full year tax rate of 21% to 23% in 2018.

Net income: Net income was $13.8 million and $40.1 million, or $1.14 and $3.31 per diluted share, for the three and nine months ended September 30, 2018 as compared to $6.7 million and $20.4 million, or $0.55 and $1.69 per diluted share, for the three months and nine months ended September 30, 2017. The period-over-period changes were driven by the factors described above.

Liquidity and Capital Resources

The Company had stockholders’ equity of $111.6 million and working capital of $89.1 million at September 30, 2018 as compared with $108.6 million and $88.1 million at December 31, 2017, respectively. The $3.0 million net increase in stockholder’s equity reflects $40.1 million in net income for the nine months ended September 30, 2018 offset by $20.0 million spent on repurchases of common stock, and $17.3 million for declared dividends paid to our common stock holders as well as the other equity transactions described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in our condensed consolidated financial statements included in this report. The Company declared a dividend of $6.0 million, or $0.48 per share, to common stockholders as of September 21, 2018 that will be paid in the fourth quarter of 2018. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance that we will be able to continue to declare and pay dividends. The Company’s cash, cash equivalents, and investment securities increased from $98.8 million at December 31, 2017 to $103.2 million at September 30, 2018.

Net cash provided by operating activities increased $12.2 million to $45.5 million for the nine months ended September 30, 2018 from $33.3 million for the nine months ended September 30, 2017 primarily as a result of increased net income partially offset by an increase in working capital.

Net cash used in investing activities was $817 thousand for the nine months ended September 30, 2018 as compared to $3.4 million for the nine months ended September 30, 2017. This change resulted primarily from cash provided by net investment securities for the nine months ended September 30, 2018 as compared to cash used in net investment securities for the corresponding period in 2017. This was partially offset by an increase in cash used in capital expenditures for the nine months ended September 30, 2018 from the corresponding period in 2017.

Net cash used in financing activities increased $25.6 million to $37.4 million for the nine months ended September 30, 2018 from $11.8 million for the nine months ended September 30, 2017. This increase was primarily due to stock repurchases and an increase in cash dividends paid to stockholders.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, U.S. money market securities, and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at September 30, 2018, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2017.

Item 4.	Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting:

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented additional internal controls to ensure we properly assessed and accounted for the impact of the new accounting standard related to revenue recognition on our financial statements which became effective on January 1, 2018. There were no significant changes to our internal control over financial reporting related to the adoption of the new standard.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2017 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2018	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	-	$-	-	728,881
August 1 - August 31	200	169.47	-	728,881
September 1 - September 30	-	-	-	728,881

The Company, in accordance with, and as part of, the repurchase program adopted in September 2014 (the “Stock Repurchase Program”) implemented a Rule 10b5-1 repurchase plan to facilitate repurchases of the Company’s common stock under the Stock Repurchase Program. As of September 30, 2018, there were 728,881 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Program. There is no guarantee as to the exact number of shares of the Company’s common stock, if any, that will be purchased under the Stock Repurchase Plan.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed November 7, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 7, 2018

/s/ TIMOTHY G. ROBINSON
Timothy G. Robinson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	November 7, 2018

