Form 10-K
period 2018-12-31
MEDIFAST INC
filed 2019-03-01
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No   ☒

As of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock (based on the closing sale price of $160.16, as reported by the New York Stock Exchange on such date) held by non-affiliates was approximately $1.8 billion.

The number of shares of the registrant’s common stock outstanding at February 15, 2019 was 11,870,444.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” or similar expressions and are made in connection with discussions of future operating or financial performance and/or events or developments that we expect or anticipate will occur in the future.

Forward-looking statements reflect management’s expectations, beliefs, plans, objectives, goals and strategies as of the date of this Report and are not guarantees of future performance or results. Although we believe that these forward-looking statements and the underlying assumptions on which they are based are reasonable, forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. Some of the risks and uncertainties that may affect our business include:

•	our ability to maintain and grow our network of OPTAVIA Coaches;
•	risks associated with our direct-to-consumer business model;
•	overall economic and market conditions and the resultant impact on consumer spending patterns;
•	disruptions in our supply chain;
•	health or advertising related claims by our clients;
•	our ability to continue to develop innovative new services and products and to continue to appeal to the market;
•	risks associated with our advertising and marketing practices;
•	our ability to protect against online security risks, including security breaches and identity theft;
•	our ability to protect our brand and other intellectual property rights;
•	the departure of one or more key personnel;
•	adverse publicity associated with our products or business units;
•	the impact of existing and future laws and regulations on our business;
•	product liability claims;
•	expansion into international markets increases our operational, regulatory and other risks and
•	other risks and uncertainties described elsewhere in this Report, including those described under Item 1A-“Risk Factors” of this Report, and in subsequent filings with the Securities and Exchange Commission (the “SEC”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to update any information contained in this Report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware after the date of this Report.

2

PART I

ITEM 1. BUSINESS

SUMMARY

We are a leading health and wellness company that empowers people to transform their lives one healthy habit at a time. Through our rapidly growing community of independent wellness coaches, we seek to enrich the lives of our clients through programs that promote healthy living and through the manufacture and distribution of clinically proven, proprietary products. We believe we are building the most trusted, transparent and effective direct-sales health and wellness community in the world. Our operations are primarily conducted through our wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Inc., Medifast Nutrition, Inc., Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited and OPTAVIA (Singapore) PTE. LTD.

Since our founding, we have been an innovator in the development of nutritional weight-management products and programs. We sell a variety of weight loss, weight management and healthy living products all based on our proprietary formulas under the Medifast®, OPTAVIA®, Thrive by Medifast, Optimal Health by OPTAVIA, Flavors of Home®, and Essential 1 brands. Our meal replacement line includes more than 150 options, including, but not limited to, bars, bites, pretzels, puffs, cereal crunch, drinks, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups. The Thrive by Medifast and Optimal Health by OPTAVIA lines include a variety of specially formulated bars, shakes, and smoothies for those who are maintaining their weight for long-term healthy living. We identify opportunities to expand our product line by regularly surveying our clients and studying industry and consumer trends. This allows us to introduce new, high quality products that meet consumer demand.

Our nutritional products are formulated with high-quality, low-calorie, and low-fat ingredients. Products include individually portioned, calorie- and carbohydrate-controlled meal replacements that share a similar nutritional footprint and provide a balance of protein and good carbohydrates. Our meal replacements are also fortified to contain vitamins and minerals, as well as other nutrients essential for good health.

In March 2018, we announced a change in how our business is managed, operating performance is reviewed and resources are allocated. As a result, beginning in the first quarter of 2018, we changed how we report financial performance to align with changes in the way we now manage the business and now operate and report as a single sales segment, OPTAVIA. We previously disclosed entity-wide financial information for multiple segments (e.g. OPTAVIA, Medifast Direct, Franchise Medifast Weight Control Centers and Medifast Wholesale). Although we have one reportable segment we continue to market our products and programs through our Medifast Direct ecommerce platform and our Franchise Medifast Weight Control Center channels.

OPTAVIA encompasses our community of OPTAVIA Coaches, our OPTAVIA health and wellness programs, and our proprietary OPTAVIA-branded products. The OPTAVIA Integrated Coaching Model is centered around providing focused, individualized attention to our clients. Our OPTAVIA Coaches provide the support and encouragement for clients to successfully learn and adopt a more healthy lifestyle. This clinically-proven model translates into better client results when compared to programs that leave individuals to adopt and maintain healthy habits on their own. Our clients receive personalized attention from our OPTAVIA Coaches who share, educate, motivate and pass along their passion for healthy living. We believe this personal, direct-sales and service strategy is optimal for activating and supporting our clients. A recent clinical study published in Obesity Science and Practice demonstrated that the OPTAVIA program with its strong coach-client relationships is more effective than a self-directed weight loss program.

Our OPTAVIA Coaches are independent contractors, not employees, who support our clients and market our products and services primarily through word of mouth, email, direct mail and via social media channels such as Facebook, Twitter or Zoom. As direct-sales entrepreneurs, OPTAVIA Coaches market our products to friends, family and other acquaintances with whom they have established strong relationships.

The entrepreneurial success of our OPTAVIA Coaches is the key to our success. We are focused on scaling our OPTAVIA Integrated Coaching Model by offering economic incentives that are attractive to independent entrepreneurs and reflective of the new “gig economy”. Our successful clients frequently become enthusiastic health and wellness advocates themselves and choose to become OPTAVIA Coaches. This process of clients becoming OPTAVIA Coaches underpins our growth.

We offer our OPTAVIA clients exclusive OPTAVIA-branded nutritional products, or “Fuelings” and also offer a variety of other weight loss, weight management, and healthy living products under other brands. OPTAVIA Fuelings come in a variety of flavors that appeal to a broad variety of tastes. Our products are nutrient-dense, portion controlled, nutritionally interchangeable and simple to use. They are formulated with high-quality, low-calorie, and low-fat ingredients. Products include individually portioned, calorie- and carbohydrate-controlled meal replacements that share a similar nutritional footprint and provide a balance of protein and good carbohydrates. Our meal replacements are also fortified to contain vitamins and minerals, as well as other nutrients essential for good health. We manufacture the majority of our powder-based products at our manufacturing facility located in Owings Mills, Maryland and subcontract the production of all other products. Of all OPTAVIA product sales, 90% are shipped directly to our clients who are working with an OPTAVIA Coach. OPTAVIA Coaches do not handle or deliver merchandise to clients. This arrangement frees our OPTAVIA Coaches from having to manage inventory and allows them to maintain an arms-length transactional relationship while focusing their attention on support and encouragement.

Our success in creating the OPTAVIA community, and achieving the desired results for our clients, is reflected in the growing number of active earning OPTAVIA Coaches. The total number of active earning OPTAVIA Coaches as of December 31, 2018 was 24,100. OPTAVIA’s success is further exemplified in our strong financial performance over the last several years. As a result of our strategic investment in the introduction, marketing and development of our OPTAVIA brand, our OPTAVIA business now accounts for 92.9% of our revenues. Our revenues have been growing at a rapid pace. We generated revenue of $501.0 million in 2018, $301.6 million in 2017, and $274.5 million in 2016, representing year-over-year increases of 66.1% in 2018, and 9.8% in 2017. In 2018 income from operations was $69.0 million, $39.6 million in 2017, and $26.9 million in 2016, increases of 74.3% in 2018, and 47.6% in 2017. (See “Selected Consolidated Financial Data.”)

Transparency is a core principal for our direct-sales business. We adhere to the direct-selling industry’s highest ethical standards and best practices. We are a member in good standing of the Direct Selling Association (“DSA”), a well-known and widely respected national trade association representing more than 200 direct selling companies in the United States. As a member of the DSA, we underwent a comprehensive and rigorous review that included a detailed analysis of our direct-sales business model and practices.

Our continued investment, development and successes creating a robust community around our OPTAVIA brand and our OPTAVIA Integrated Coaching Model, we believe, demonstrates a sustainable, repeatable business rhythm focused on our long-term goal and mission of Offering the World Lifelong Transformation, One Healthy Habit at a Time.

MARKETS

Health & Wellness Consumers

We develop and market health and wellness products for consumers who want to lose weight and adopt a holistic approach to overall health and wellness. Our target demographic is women ages 30-50 who wish to lose 20-30 pounds and who have tried and failed to achieve and maintain their healthy weight previously. According to the Center for Disease Control and Prevention (“CDC”), 71.6% of all adults in the United States aged 20 and above are overweight or obese. We believe we offer these consumers a radically different approach to health, with weight loss and weight management serving as a catalyst to an overall improvement in health, confidence, vitality and general well-being.

Consumer Motivation

Our core clients are highly motivated to adopt a healthy lifestyle that is transformative and sustainable. Many have tried weight loss programs previously, but have been unsuccessful maintaining a healthy weight and embracing healthy habits for the long-term. Lifestyle issues our clients often are seeking to address and resolve include:

•	physical limitations and debilitating medical conditions linked to an unhealthy weight;
•	the desire for more energy to meet physical demands and aspirations (e.g. work, parenting, sports and recreation);
•	mental, emotional and psychological limitations caused by being at an unhealthy weight;
•	triggers that cause chronic “emotional eating” or “comfort eating”;
•	lack of knowledge or understanding about the impact of certain foods on their bodies and overall health;
•	Lack of knowledge or understanding about how to balance different food groups;
•	the need for a convenient and simple, healthy lifestyle solution or program to accommodate demands on their time; and
•	the need for a community of like-minded people for support to achieve their goals.

Weight management is a challenge for a significant portion of the U.S. population, as well as the global population. According to the U.S. Department of Health and Human Services, overweight and obese individuals are increasingly at risk for diseases such as Type 2 diabetes, heart disease, certain types of cancer, stroke, arthritis, sleep apnea and depression. In 2013, The American Medical Association declared obesity a disease and the American Heart Association, the American College of Cardiology, and the Obesity Society jointly issued treatment guidelines recommending obesity be managed as a chronic disease. The World Health Organization estimates that approximately 1.9 billion people 46 years and older are overweight worldwide, triple the rate since 1975. In the United States, more than two-thirds of the adult population fall within the overweight or obese categories and approximately 37% (over 78 million) are obese.

Obesity is defined as a Body Mass Index (“BMI”) of 30 kg/m2 or greater, whereas overweight is defined as a BMI ranging between 25 and 29.9 kg/m. In 2016, the United States had an obesity rate of at least 20%. Only four states had an obesity rate that was less than 25%; twenty-five states had an adult obesity rate of 30% or higher. Being overweight and/or obese is linked to a multitude of serious comorbidities including heart disease, stroke, Type 2 diabetes, certain types of cancers, arthritis, sleep apnea and depression. In fact, the 2016 State of Obesity Report by Trust for America’s Health and the Robert Wood Johnson Foundation estimated 80% of people with diabetes are overweight or obese.

The primary factors contributing to obesity, are well-known: unhealthy food choices, excessive caloric intake, and lack of physical activity. Obesity is not limited to adults, children and adolescents are also affected. According to the CDC, in the past 30 years the prevalence of obesity in children age 6-11 years has doubled and obesity rates have quadrupled in adolescents age 12-19 years. Approximately 18% of children and 21% of adolescents are obese and are at an increased risk of developing health problems such as high blood pressure, high cholesterol and prediabetes.

Consumers in the United States spend an estimated $190 billion annually on obesity-related medical conditions; the average annual medical costs for those who are obese are more than $1,400 higher than those of people in a normal weight range. The United States weight loss market itself is estimated to be a $65 billion per year industry, including consumer spending on diet foods, drinks and low-calorie sweeteners; health clubs, fitness centers and workout videos; medically supervised and commercial weight loss programs; children’s weight loss camps; diet books; appetite suppressants and more. Portion-controlled, meal-replacement weight management programs are continuing to gain popularity, as consumers search for a safe and effective solution that provides balanced nutrition, effective weight loss, and valuable behavior-modification education.

Direct Sellers

Direct selling is a key component of our business strategy and distribution model. Direct sellers are highly motivated independent entrepreneurs. Key motivating factors include:

•	the opportunity to start, manage and grow their own business with minimal upfront capital investment;
•	the flexibility of direct selling and the ability to earn supplemental income;
•	the ability to enjoy a healthy work-life balance;
•	the social nature of the industry and the opportunity to market products they believe in; and
•	the opportunity to complement other business pursuits.

The DSA estimates that 14% of U.S. households have a member who is a direct seller. The majority of direct sellers are women and almost 90% of all direct sellers operate their businesses part-time. We develop and market products and services that promote the success of our OPTAVIA Coaches, each a micro-entrepreneur who plays an integral role in our operating performance and growth. OPTAVIA Coaches are effective advocates for the Company’s mission and the sale of its nutrition products and health and wellness programs. We offer direct sellers business essentials, supplies and interactive marketing services that help them launch and organize their direct-selling business as an independent OPTAVIA Coach. In 2017, we were ranked in the DSA’s Top 20 list, a recognition given annually to the largest direct selling companies in the United States.

Markets

United States

The United States is our dominant market and we believe the United States continues to represent significant potential for growth given the high percentage of overweight or clinically obese adults - 71.6% of adults aged 20 and over are considered overweight or clinically obese. Sales of weight loss and health and wellness products and services are projected to grow at a compound average growth rate (“CAGR”) of 5% in the United States through 2022, according to industry research and analysis.

Industry growth is also being driven by growing consumer awareness and increasing demand for health and wellness products. Additionally, growing urban populations and the corresponding increase in disposable income across age groups are enabling consumers with increased purchasing power to embrace healthier lifestyles. The intensified interest in physical fitness, fitness center membership, increased public awareness and incidences of chronic diseases such as diabetes, hypertension, heart disease, stroke, osteoporosis and others have increased demand for health and wellness products. The nutrition and weight management segment of the industry continued to dominate the health and wellness market in 2017.

Our growth strategy in the United States is concentrated on building our direct sales network in regions of the country where we consider ourselves currently under-represented. In these regions we are targeting our word of mouth and social media marketing toward increasingly younger demographics; reaching out to important and increasingly diverse communities of health and wellness consumers, and identifying and marketing to consumers who are in varying stages of optimal well-being.

Asia Pacific

Global expansion is an important component of our long-term growth strategy. In February 2018, we announced our plans to expand into the Asia Pacific markets of Hong Kong and Singapore which we anticipate will occur in the first half of 2019. Our decision to enter these markets was based on industry market research that reflects a dynamic shift in how health care is being prioritized and consumed in those countries.

During 2018, we invested approximately $5 million in market preparation and development, including in-market testing and focus group research. Additionally, we are actively engaging our network of OPTAVIA Coaches in the United States to enhance facilitation of our international rollout. Our objective is to scale our Singapore and Hong Kong operations to achieve profitability and provide a platform for further expansion in the region. Our intent is to fund our global expansion ambitions without negatively impacting domestic operating margins.

Like the United States, healthy lifestyles have increasingly become a priority to middle-class consumers in the Asia Pacific markets as disposable income grows. Our research has found that while traditional remedies are still essential, consumers are increasingly incorporating healthy living products into their daily lives. In-market testing of our products and programs evoked strong consumer response and acceptance.

The Asia Pacific health and wellness market is projected to grow at the highest compound annual growth rate in the world through 2026. Asia Pacific is the third largest health and wellness marketplace in terms of revenue share and the fastest growing region, signaling robust growth over the next several years. The region also is a leading direct-selling marketplace, second only to the U.S.

PRODUCTS AND PROGRAMS

Our proprietary products and programs have been scientifically-developed to help consumers achieve a healthy weight. We work closely with our cross-disciplinary Scientific Advisory Board comprised of physicians and scientists who help guide the development of our comprehensive portfolio of offerings. Our products are scientifically designed to provide the proper nutrition at every stage of a person’s journey toward a sustainable, healthy lifestyle. Our offerings are nutrient dense, portion controlled, and nutritionally interchangeable.

Our trademarked Habits of Health provide the foundation for our successful Optimal Health plans and the OPTAVIA Integrated Coaching Model. We incorporate Healthy Habits in all our consumer offerings. The Habits of Health System is an innovative, mind and body lifestyle approach that encourages and educates consumers to replace unhealthy habits with healthy ones that contribute to their long-term success.

We identify opportunities to expand our product lines by regularly surveying our customer base and studying industry and consumer trends. This allows us to introduce new, high quality products that meet consumer demand.

OPTAVIA-BRANDED PRODUCTS

OPTAVIA-branded nutritional products we market include:

OPTAVIA Essential Fuelings. OPTAVIA Essential Fuelings contain 24 vitamins and minerals, high quality, complete protein, and no colors, flavors or sweeteners form artificial sources. Each Fueling has a nearly identical nutritional profile designed by our team of food scientists and refined by our registered dietitians and nutrition team. Each OPTAVIA Essential Fueling is scientifically formulated with the right balance of carbohydrates, protein and fat which helps promote a gentle, but efficient fat-burning state. Our Fuelings help our clients retain lean muscle mass and each contains our patented probiotic GanedenBC30® to support digestive health. Our OPTAVIA Coaches market OPTAVIA Essential Fuelings primarily through a suite of Optimal Weight Plans we have developed around the Habits of Health System. Consumers purchase kits tailored to their individual needs on the advice and counsel of their OPTAVIA Coach. Kits, ranging in price from approximately $356.15 to $510.82, include up to a 30-day supply of Fuelings and are purchased by our clients through either our e-commerce website, their OPTAVIA Coach’s personal website or our call center.

OPTAVIA Select Fuelings. OPTAVIA Select Fuelings represent our Non-GMO line of products. These products have unique flavor profiles, work with the same suite of Optimal Weight Plans described above but are formulated for those who desire Non-GMO products.

OPTAVIA Coach Business Kit. We sell kits to direct-sales entrepreneurs who want to join the OPTAVIA Coach network. The kits provide new OPTAVIA Coaches with business essentials needed to successfully start their independent business, including business tools, plan information, business supplies and 12 months of free access to a personalized OPTAVIA website.

OPTAVIA-BRANDED PLANS

Our OPTAVIA-branded health and wellness plans help consumers enter a gentle and efficient fat-burning state that is essential for losing weight. Their success is enhanced by the personal attention, counseling, education, advice and motivation they receive from our OPTAVIA Coaches. They also benefit from being members of a broader OPTAVIA Community of consumers with like-minded goals and objectives regarding their health. We offer consumers incentives to join the OPTAVIA Community, including support calls with a caring community, access to our knowledgeable Nutrition Support Team, exclusive offers through our OPTAVIA Premier service that help our clients stay on plan, as well as qualifies them for discounts on purchased products and free shipping. We focus our marketing efforts on providing daily support to our clients during the initial 30 days – OPTAVIA 30 – of their integration to Lifelong Transformation, One Healthy Habit at a Time. We encourage our clients to embrace our Six Steps to Optimal Health:

•	Prepare for your journey.
•	Achieve a healthy weight.
•	Transition to healthy eating.
•	Live the Habits of Health
•	Optimize health for your age.
•	Realize the potential to live a longer healthier life.

The majority of our OPTAVIA Coaches began as weight-loss clients, who had success on the OPTAVIA program, and became OPTAVIA Coaches to help others through the weight-loss process.

Optimal Weight plans we market to consumers are:

The Optimal Weight 5 & 1 Plan®. Our proven Optimal Weight 5 & 1 Plan encourages consumers to eat six small meals a day, an important habit that helps maintain healthy weight. Five daily meals are OPTAVIA Fuelings, offering consumers a choice from more than 60 delicious, convenient, nutritionally interchangeable, scientifically-designed products, including shakes, soups, bars, hot beverages, hearty choices, biscuits, pretzels, pudding, and brownies. OPTAVIA Coaches counsel their clients on which Fuelings to select. OPTAVIA Coaches also counsel their clients on how to develop healthy habits, such as preparing lean and green meals and choosing healthy snacks.

Optimal Weight 4 & 2 & 1 Plan®. The Optimal Weight 4 & 2 & 1 Plan is designed for consumers who want to continue eating all food groups or want a flexible meal plan to help them achieve a healthy weight. Under this plan, OPTAVIA Coaches counsel their clients to eat four meals of OPTAVIA Fuelings and prepare two lean and green meals and one healthy snack themselves.

Optimal Health 3 & 3 Plan®. The Optimal Health 3 & 3 plan is designed for consumers who want to sustain a healthy weight. This plan focuses on nutritionally balanced, small meals eaten every two or three hours, similar to our Optimal Weight plans, while integrating more food choices in the right portions. Consumers are counseled by their OPTAVIA Coaches to eat three Optimal Health Fuelings and three balanced meals they prepare themselves daily.

THE MEDIFAST® BRAND

While OPTAVIA now accounts for a majority of our revenue, we continue to market products under the Medifast brand name. About 33% of our consumable units sold in 2018 were tied to the Medifast brand. We offer a variety of weight loss, weight management, and healthy living products under the Medifast, Thrive by Medifast, Optimal Health, Flavor of Homes and Essential 1 brands.

Our Medifast meal replacement line includes more than 65 options, including, but not limited to, bars, bites, pretzels, puffs, cereal crunch, drinks, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups. Our Thrive by Medifast line includes a variety of specially formulated bars, shakes, and smoothies for our clients who are maintaining their weight for long-term healthy living.

MAJOR CUSTOMERS

Sales are made to clients. No single customer accounted for 10% or more of revenue.

SEASONALITY

Weight management products and programs are typically seasonal. Traditionally, the predisposition of consumers not to initiate a weight loss or management program during the holiday season impacts the fourth quarter with fewer sales of weight management products and services during these months. January and February generally show increases in sales, as these months are considered the commencement of the “diet season.” We believe our sales pattern does not follow the seasonality of our industry, but rather is predicated on the growth of our OPTAVIA Coach network. Selling general and administrative costs do exhibit some seasonality as our annual convention is held during the third quarter of each fiscal year. In 2018 and 2017, our sales increased sequentially each quarter.

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

COMPETITION

The weight-loss industry is very competitive and encompasses various weight loss products and programs. These include a wide variety of commercial weight-loss programs, pharmaceutical products, books, self-help diets, dietary meal replacements, appetite suppressants, and meal replacements, as well as, digital tools and wearable trackers. The weight loss market is served by a diverse array of competitors. Potential clients seeking to manage their weight can turn to other traditional center-based competitors, online diet oriented sites, self-directed dieting and self-administered products such as prescription drugs, over-the-counter drugs and supplements, as well as medically supervised programs.

We also compete with other direct selling organizations, some of which have a longer operating history, and greater visibility, name recognition and financial resources than we do. Medifast’s identified peers and competitors in the general health and wellness diet industry include NutriSystem Inc., USANA Health Sciences Inc., Weight Watchers International, Inc., Farmer Brothers Company, Inter Parfums Inc., Inventure Foods Inc., Jamba Inc., Lifevantage Corp., Nature’s Sunshine Products Inc., and Omega Protein Corp, which was acquired by Cooke Inc. in 2017.

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

Our OPTAVIA Integrated Coaching Model offers the personal support of an OPTAVIA Coach, who is often a person who has achieved success with OPTAVIA and has turned their success into a business opportunity. Medifast weight management programs utilize meal replacements as part of a structured meal plan that clinical research has shown to be effective for weight loss.

MARKETING

We continue to build and leverage our core brands through multiple marketing strategies. Customer acquisition and retention strategies include word-of-mouth, digital marketing, public relations, social media, email marketing, events, and other means. These mediums are used to target new clients by stressing Medifast's and OPTAVIA’s simple and effective approach to weight loss and management and long term health. Many of these programs are also utilized to reactivate, encourage and support existing clients, and OPTAVIA Coaches. We are constantly working to enhance all of our company materials and websites.

MANUFACTURING

Jason Pharmaceuticals, Inc., our wholly-owned subsidiary, manufactures and produces the majority of our powder-based products, which account for approximately 45% of our unit sales, at our manufacturing facility in Owings Mills, Maryland. A portion of powder-based products are packaged by a third-party vendor in accordance with Medifast manufacturing standards. We purchased the plant in July 2002 and have gradually increased production capacity and improved overall efficiencies with additional investments in blending and packaging equipment. The remaining 55% of our products are manufactured by third-party vendors in accordance with Medifast proprietary formulas and manufacturing standards. Our Owings Mills manufacturing facility is regulated and inspected by the United States Food and Drug Administration (the “FDA”), the United States Department of Agriculture (the “USDA”) and the Maryland State Department of Health and Mental Hygiene. It is certified by the SQF Institute as a Safe Quality Food Program (the “SQF”) Level 2 facility compliant with the Global Food Safety Initiative, a global non-profit collaboration to advance food safety.

GOVERNMENTAL REGULATION

In every jurisdiction in which we operate, our business is subject to extensive governmental regulation. These regulations exist at various national and local levels and pertain to our OPTAVIA Coaching marketing program, our products, and other aspects of our business. In this section, we describe the regulations that are applicable to our business.

Direct Selling Regulations

Direct selling is regulated by various national, state and local government agencies in the United States and foreign markets. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, including "pyramid" schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations governing direct selling may be modified or reinterpreted from time to time, which may cause us to modify our sales compensation and business models. In almost all of our markets, regulations are subject to discretionary interpretation by regulators and judicial authorities. There is often ambiguity and uncertainty with respect to the state of direct selling and anti-pyramiding laws and regulations. In the United States, for example, federal law provides law enforcement agencies, such as the Federal Trade Commission (the "FTC"), broad latitude in policing unfair or deceptive trade practices, but does not provide a bright-line test for identifying a pyramid scheme. Several states have passed legislation that more clearly distinguishes between illegal pyramid schemes and legitimate multi-level marketing business models. Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumers. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. For example, in 2015, the FTC took aggressive actions against a multi-level marketing company, alleging an illegal business model and inappropriate earnings claims. We have taken additional steps to educate our distributors on proper earnings claims. If our distributors make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business.

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

BACKLOG

Our products are typically shipped within 24 hours after receipt of an order. As of February 15, 2019, we had no significant backlog of orders.

WORKING CAPTIAL PRACTICES

We maintain sufficient amounts of inventory in stock in order to provide a high level of service to our clients. Substantial inventories are required to meet the needs of our dual role as manufacturer and distributor.

ENVIRONMENT LAWS

We are not aware of any instance in which we have contravened federal, state, or local laws relating to protection of the environment or in which we otherwise may be subject to liability for environmental conditions that could materially affect operations.

EMPLOYEES

As of December 31, 2018, the Company employed 420 employees, of whom 220 were engaged in manufacturing, logistics, and supply chain support, and 200 in marketing, administrative, call center and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company. We believe that we have a good relationship with our employees. All employees are employed by Jason Pharmaceuticals, Inc.

INFORMATION SYSTEMS INFRASTRUCTURE

Our websites are based on commercially developed software and are hosted by cloud service providers and at a colocation data center located in Baltimore, Maryland. The hosting facilities provide carrier diverse network connectivity, redundant and emergency power, fire prevention and control, and robust physical security for the equipment on which our websites rely. Our information systems and infrastructure are monitored 24 hours a day, seven days a week. Annually we evaluate the compliance of key service organizations with SSAE 18 standards by reviewing the relevant System and Organization Controls reports (SOC 1, SOC 2 and SOC 3), in addition to PCI DSS compliance, where applicable.

We use a variety of security techniques to protect our confidential customer data, including regularly scheduled penetration security tests on our websites. We also use an industry leading network monitoring service for our Intrusion Detection Services solution along with Intrusion Prevention System devices on our network’s perimeter. When our clients place an order or access their account information, we use secure channels to encrypt and transmit information. Our security certificates encrypt all information entered before it is sent to our servers. We have a secondary firewall layer of security between our customer facing websites and the databases that house their information and we have deployed mitigation devices to protect against Distributed Denial of Service attacks. Customer data is protected against unauthorized access. We have a redundant network across our organization, which provides for inter-connectivity and redundancy for our corporate locations.

As our operations grow in both size and scope, we will continue to improve and upgrade our information systems and infrastructure while maintaining their reliability and integrity.

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

AVAILABLE INFORMATION

Our principal office is located at 100 International Drive, Baltimore, Maryland 21202. Our telephone number at this office is (410) 581-8042. Our corporate website is http://www.medifastinc.com. All periodic and current reports, registration statements, code of conduct and other material that we are required to file with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available free of charge through our investor relations page at https://ir.medifastinc.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report.

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

Risks Related to Our Business

The success of our business is dependent on our ability to maintain and grow our network of OPTAVIA Coaches.

OPTAVIA Coaches are subject to high turnover and we depend on our network of OPTAVIA Coaches to continually grow their businesses by attracting, training and motivating new OPTAVIA Coaches. We consider our number of OPTAVIA Coaches and revenue per OPTAVIA Coach to be key indicators of our financial performance and condition. As of December 31, 2018, the Company had 24,100 total active earning OPTAVIA Coaches and the average quarterly revenue per earning OPTAVIA Coach was $5,756. The failure to provide the tools and competitive compensation necessary to motivate OPTAVIA Coaches to grow their businesses will adversely affect our future growth and operating results. The growth and sustainability of our network of OPTAVIA Coaches is also subject to risks which may be outside of our control. These include:

•	Negative public perceptions of multi-level marketing;
•	General economic conditions;
•	Failure to develop innovative products to meet consumer demands
•	Adverse opinions of our products, services, or industry; and
•	Regulatory actions against our company, competitors in our industry, or other direct selling companies.

Our direct selling model may be challenged which could harm our business.

We may be subject to challenges by government regulators regarding our direct selling model. Legal and regulatory requirements concerning the direct selling industry generally do not include “bright line” rules and are inherently fact-based and subject to interpretation. As a result, regulators and courts have discretion in their application of these laws and regulations, and the enforcement or interpretation of these laws and regulations by government agencies or courts can change.

Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumers. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. Any adverse rulings or legal actions could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. For example, in 2015 the FTC took aggressive actions against a multi-level marketing company alleging an illegal business model and inappropriate earnings claims. If our OPTAVIA Coaches make improper claims regarding our products or business, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business.

In 2016, the FTC entered into a settlement with another multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, the FTC has indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance. If the requirements in this settlement lead to new industry standards or new rules, our business could be impacted and we may need to amend our compensation plan with our OPTAVIA Coaches. With a majority of our revenue in the United States coming from direct sales through our network of OPTAVIA Coaches, we believe that we can demonstrate consumer demand for our products, but we continue to monitor developments to assess whether we should make any changes to our compensation structure. If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.

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

Our results of operation are highly dependent on the number of product sales and program fees generated by our OPTAVIA Coaches. A downturn in general economic conditions, such as a recession or prolonged economic slowdown, may reduce the demand for our products and otherwise adversely affect our sales. For example, economic forces, including general economic conditions, demographic trends, consumer confidence in the economy, changes in disposable consumer income and/or reductions in discretionary spending, may cause consumers to defer or decrease purchases of our products and programs which could adversely affect our revenue, gross profit, and/or our overall financial condition and operating results.

We rely on third parties to provide us with a majority of the products we sell and we manufacture the remaining portion. The inability to obtain the necessary products from our third-party manufacturers or to produce the products we manufacture in-house could cause our revenue, earnings or reputation to suffer.

We rely on third-party manufacturers to supply a significant portion of the food and other products we sell. If we are unable to obtain a sufficient quantity, quality and variety of foods and other products from these manufactures in a timely and low-cost manner, we will be unable to fulfill our clients’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of our brands.

Therefore, it is critical that we maintain good relationships with our manufacturers. The services we require from these parties may be disrupted due to a number of factors associated with their businesses, including the following:

•	labor disruptions;
•	delivery problems;
•	financial condition or results of operations;
•	internal inefficiencies;
•	power failures;
•	equipment failure;
•	severe weather;
•	fire;
•	nature or man-made disasters;
•	shortages of ingredients; and
•	USDA or FDA compliance issues.

We manufacture approximately 45% of the food and other products we sell. As a result, we are dependent upon the uninterrupted and efficient operation of our sole manufacturing facility in Owings Mills, Maryland. The operations at this facility may be disrupted by a number of factors, including the following:

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

Our OPTAVIA Coaches are independent contractors and, accordingly, we are not in a position to provide the same level of oversight as we would if these OPTAVIA Coaches were our own employees. As a result, there can be no assurance that our OPTAVIA Coaches will comply with our policies and procedures despite our internal compliance efforts. Additionally, some of our OPTAVIA Coaches do not have extensive training or certification in nutrition, diet or health fields and have only undergone the training they receive from us. We may be subject to claims from our clients alleging that our OPTAVIA Coaches lack the qualifications necessary to provide proper advice regarding weight loss and related topics. We may also be subject to claims that our OPTAVIA Coaches have provided inappropriate advice or have inappropriately referred or failed to refer clients to health care providers for matters other than weight loss. Such claims could result in lawsuits, damage to our reputation and divert management's attention from our business, which would adversely affect our business.

We may be subject to health or advertising related claims from our clients.

Our weight loss and weight management programs do not include medical treatment or medical advice, and we do not engage physicians or nurses to monitor the progress of our clients. Many people who are overweight suffer from other physical conditions, and our target consumers could be considered a high-risk population. A customer who experiences health problems could allege or bring a lawsuit against us on the basis that those problems were caused or worsened by participating in our weight management program. Further, clients who allege that they were deceived by any statements that we made in advertising or labeling could bring a lawsuit against us under consumer protection laws. From time-to-time we are subject to such allegations and have we been involved in such litigation. While we would defend ourselves against such claims, we may ultimately be unsuccessful in our defense. Also, defending ourselves against such claims, regardless of their merit and ultimate outcome, would likely be lengthy and costly, and adversely affect our brand image, customer loyalty and results of operations.

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

If we do not continue to develop innovative new services and products or if our services and products do not continue to appeal to the market, or if we are unable to successfully expand or respond to consumer trends, our business may suffer.

The increasing focus of consumers on more integrated lifestyle and fitness approaches rather than just food, nutrition and diet could adversely impact the popularity of our programs. Our future success depends on our ability to continue to develop and market new, innovative services and products and to enhance our existing services and products, each on a timely basis to respond to new and evolving consumer demands, achieve market acceptance and keep pace with new nutritional, weight management, technological and other developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced services and products, and we cannot assure you that any new or enhanced services or products will appeal to the market. Our failure to develop new products and services and to enhance our existing products and services, and the failure of our products and services to continue to appeal to the market could have an adverse impact on our ability to attract and retain clients and thus adversely affect our business, financial condition or results of operations.

Any failure of our technology or systems to perform satisfactorily could result in an adverse impact on our business.

We rely on software, hardware, network systems and similar technology, including cloud-based technology, that is either developed by us or licensed from or maintained by third parties to operate our websites, online subscription product offerings and other services and products such as the recurring billing system associated with certain of our commitment plans, and to support our business operations. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. The integrity of our technology may also be compromised as a result of third-party cyber-attacks, such as hacking, spear phishing campaigns and denial of service attacks, which are increasingly negatively impacting companies. In addition, our operations depend on our ability to protect our information technology systems against damage from third-party cyber-attacks, fire, power loss, water, earthquakes, telecommunications failures and similar unexpected adverse events. Interruptions in our websites, services and products or network systems could result from unknown technical defects, insufficient capacity or the failure of our third-party providers to provide continuous and uninterrupted service. While we maintain disaster recovery capabilities to return to normal operation in a timely manner, we do not have a fully redundant system that includes an instantaneous recovery capability.

As a result of such possible defects, failures, interruptions or other problems, our services and products could be rendered unreliable or be perceived as unreliable by clients, which could result in harm to our reputation and brand. Any failure of our technology or systems could result in an adverse impact on our business.

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

In the ordinary course of our business, we collect and utilize proprietary and customer information and data. Privacy concerns among prospective and existing clients regarding our use of such information or data collected on our website or through our services and products, such as weight management information, financial data, email addresses and home addresses, could keep them from using our website or purchasing our services or products. We currently face certain legal obligations regarding the manner in which we treat such information and data. Businesses have been criticized by privacy groups and governmental bodies for their use and handling of such information and data. We rely on third-party software products to secure our credit card transactions. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent payment transactions and other security breaches, failure to prevent or mitigate such fraud or breaches or changes in industry standards or regulations may adversely affect our business and operating results or cause us to lose our ability to accept credit cards as a form of payment and result in chargebacks of fraudulently charged amounts. Furthermore, widespread credit card fraud may lessen our clients’ willingness to purchase our products on our website.

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

Third parties may in the future make claims against us alleging infringement of their intellectual property rights. Any intellectual property claims, regardless of merit, could be time-consuming and expensive to litigate or settle and could significantly divert management’s attention from other business concerns. In addition, if we were unable to successfully defend against such claims, we may have to pay damages, stop selling the service or product or stop using the software, technology or content found to be in violation of a third-party’s rights, seek a license for the infringing service, product, software, technology or content or develop alternative non-infringing services, products, software, technology or content. If we cannot license on reasonable terms, develop alternatives or stop using the service, product, software, technology or content for any infringing aspects of our business, we may be forced to limit our service and product offerings. Any of these results could reduce our revenue and our ability to compete effectively, increase our costs or harm our business.

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

In connection with our anticipated entry into Hong Kong and Singapore we may expand our sales, marketing and distribution activities in these markets on our own or through arrangements with partners located in other countries. The sale, marketing and distribution of our products and programs in these and other international locations is subject to a number of uncertainties, including, but not limited to, the following:

•	economic and political instability;
•	import or export licensing requirements;
•	trade restrictions;
•	product registration requirements;
•	longer payment cycles;
•	changes in regulatory requirements and tariffs;
•	potentially adverse tax consequences; and
•	potentially weak protection of intellectual property rights.

Expansion into international markets increases our operational, regulatory and other risks.

We have announced our expansion into the Asia Pacific markets of Hong Kong and Singapore in the first half of 2019. As a result, we will face increased operational, regulatory, compliance and reputational risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions. Our operations in the Hong Kong and Singapore and other jurisdictions will be subject to significant compliance, disclosure and other obligations. Activity in international markets also exposes us to fluctuations in currency exchange rates, which may adversely affect the U.S. dollar value of revenues, expenses and assets associated with our business activities outside the United States. Actual and anticipated changes in current exchange rates may also adversely affect international demand for our investment strategies and services, most of which represent investments primarily in U.S. dollar-based assets. Because certain of our costs to support international business activities will be based in local currencies, the profitability of such activities in U.S. dollars may be adversely affected by a weakening of the U.S. dollar versus other currencies in which we derive revenues.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act (“FCPA”). Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anticorruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anticorruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire.

Expansion of our operations in international markets, such as Hong Kong, Singapore and other jurisdictions, may pose elevated risks of anti-corruption violations as we are in frequent contact with persons who may be considered “foreign officials” under the FCPA, resulting in an elevated risk of potential FCPA violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.

Our business in Hong Kong and Singapore will be subject to sensitive economic, political, regulatory and market conditions.

Entering the Asia Pacific markets of Hong Kong and Singapore is a key component of our global growth strategy. Our business in these countries will be sensitive to economic, political, regulatory and market conditions that drive sales volume. If we are unable to establish our position in these markets our business and financial results could be adversely affected.

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

Provisions of our certificate of incorporation (as amended) may have the effect of deterring unsolicited takeovers or delaying or preventing a third-party from acquiring control of us, even if our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of our stockholders to approve transactions that they may deem to be in their best interests.

Our certificate of incorporation (as amended) permits our Board of Directors to issue preferred stock without stockholder approval upon such terms as the Board of Directors may determine. The rights of the holders of our common stock will be junior to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third-party to acquire, or discourage a third-party from acquiring, a majority of our outstanding common stock. The issuance of a substantial number of preferred shares could adversely affect the price of our common stock.

Risks Related to Our Industry

Changes in consumer preferences could negatively impact our operating results.

Our program features pre-packaged food selections, which we believe offer convenience and value to our clients. Our continued success depends, to a large degree, upon the continued popularity of our program versus various other weight loss, weight management and fitness regimens, such as low carbohydrate diets, appetite suppressants and diets featured in the published media. Changes in consumer tastes and preferences away from our pre-packaged food and support and counseling services, and any failure to provide innovative responses to these changes, may have a materially adverse impact on our business, financial condition, operating results, cash flows and prospects. Our success is also dependent on our food innovation including maintaining a robust array of food items and improving the quality of existing items. If we do not continually expand our food items or provide clients with items that are desirable in taste and quality, our business could be harmed.

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

Our industry is subject to federal, state and other governmental regulation. Certain federal and state agencies, such as the FTC, regulate and enforce laws relating to advertising, disclosures to consumers, privacy, consumer pricing and billing arrangements and other consumer protection matters. A determination by a federal or state agency, or a court, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions of our business operations. Some advertising practices in the weight loss industry have led to investigations from time to time by the FTC and other governmental agencies. Many companies in the weight loss industry, including our predecessor businesses, have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. In October 2009, the FTC published its revised Guides concerning the Use of Endorsements and Testimonials in Advertising which now requires us to make a statement as to what the typical weight loss clients can expect to achieve on our program when using a customer's weight loss testimonial in advertising. Federal and state regulation of advertising practices generally, and in the weight loss industry in particular, may increase in scope or severity in the future, which could have a material adverse impact on our business.

Other aspects of our industry are also subject to government regulation. For example, the labeling and distribution of food products, including dietary supplements, are subject to strict USDA and FDA requirements and food manufacturers are subject to rigorous inspection and other requirements of the USDA and FDA, and companies operating in foreign markets must comply with those countries' requirements for proper labeling, controls on hygiene, food preparation and other matters. If federal, state, local or foreign regulation of our industry increases for any reason, then we may be required to incur significant expenses, as well as modify our operations to comply with new regulatory requirements, which could harm our operating results. Additionally, remedies available in any potential administrative or regulatory actions may include product recalls and require us to refund amounts paid by all affected clients or pays other damages, which could be substantial.

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

The manufacture and sale of ingested products are subject to product liability claims and other risks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns a 49,000 square-foot manufacturing facility in Owings Mills, Maryland and leases office space in Baltimore, Maryland which serves as our corporate headquarters. The corporate headquarters’ lease expires in February 2026. The Company owns a 119,000 square-foot distribution facility in Ridgley, Maryland and out sources a second distribution center in Reno, Nevada. Both distribution facilities give the Company adequate product distribution capacity for the foreseeable future. The Company leases a raw materials warehouse in Arbutus, Maryland. The Arbutus warehouse lease expires in February 2022.

ITEM 3. LEGAL PROCEEDINGS

The Company is, from time to time, subject to a variety of litigation and similar proceedings that arise out of the ordinary course of its business.  Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its results of operations, financial position or liquidity. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that the Company’s results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed and traded on the NYSE under the abbreviated ticker symbol “MED”.

Holders

There were approximately 100 record holders of the Company’s common stock as of February 15, 2019. This number does not include beneficial owners of our securities held in the name of nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance under our equity compensation plans, which information is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock for the three months ended December 31, 2018:

2018	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 - October 31	2,142	$220.10	-	728,881
November 1 - November 30	65,501	155.99	64,064	664,817
December 1 - December 31	-	-	-	664,817

(1) 2,850 shares of common stock were surrendered by employees to the Company to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock and upon exercise of options previously granted to such employees. An additional 729 shares of common stock were surrendered by an employee to the Company to cover the cashless exercise of options previously granted to such employee.

(2) At the outset of the quarter ended December 31, 2018, there were 728,881 shares of the Company's common stock eligible for repurchase under the repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").

The Company, in accordance with, and as part of, the Stock Repurchase Plan implemented a Rule 10b5-1 repurchase plan to facilitate repurchases of the Company’s common stock under the Stock Repurchase Plan. As of December 31, 2018, there were 664,817 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

Performance Graph

The following line graph compares the yearly percentage change in the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) for the last five fiscal years to that of the Standard & Poor’s 500 Index and the Company’s selected peer groups. The 2018 Peer Group includes NutriSystem Inc., USANA Health Sciences Inc., and Weight Watchers International, Inc., Farmer Brothers Company, Inter Parfums Inc., Inventure Foods Inc., Jamba Inc., Lifevantage Corp., Nature’s Sunshine Products Inc., and Omega Protein Corp.

17

	2013	2014	2015	2016	2017	2018

Medifast, Inc.	$100.00	$128.40	$117.20	$165.52	$285.27	$519.46
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
2018 Peer Group	100.00	97.09	99.94	101.26	161.37	182.20

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

(In thousands, except per share data)	2018	2017	2016	2015	2014
Income statement data:
Revenue	$501,003	$301,563	$274,534	$272,773	$285,285
Gross profit	$379,899	$227,812	$205,664	$201,315	$209,207
Income from operations	$69,063	$39,632	$26,859	$28,684	$30,246
Income from continuing operations before income taxes	$70,548	$40,326	$27,122	$29,671	$31,693
Income from continuing operations	$55,789	$27,721	$17,835	$19,567	$21,029
Income (loss) from discontinued operations, net of tax	-	-	-	491	(7,848)
Net income	$55,789	$27,721	$17,835	$20,058	$13,181
Basic earnings (loss) per share:
Continuing operations	$4.67	$2.32	$1.51	$1.64	$1.66
Discontinued operations	-	-	-	0.04	(0.62)
Total basic earnings per share	$4.67	$2.32	$1.51	$1.68	$1.04
Diluted earnings (loss) per share:
Continuing operations	$4.62	$2.29	$1.49	$1.62	$1.65
Discontinued operations	-	-	-	0.04	(0.62)
Total diluted earnings per share	$4.62	$2.29	$1.49	$1.66	$1.03
Balance sheet data:
Total Assets	$169,429	$145,929	$121,216	$116,118	$112,183
Current Portion of long-term debt and capital lease facilities	$-	$-	$-	$219	$232
Total long-term debt and capital leases	-	-	-	-	242
Total debt	$-	$-	$-	$219	$474
Total stockholders' equity	$109,106	$108,581	$96,016	$88,584	$80,476
Common stock data:
Cash dividends declared per share	$2.19	$1.44	$1.07	$0.25	$-
Market price per share - high	$255.94	$73.52	$43.00	$33.40	$34.98
Market price per share - low	$63.32	$40.32	$27.68	$26.67	$24.23
Weighted average shares outstanding:
Basic	11,947	11,924	11,842	11,959	12,670
Diluted	12,079	12,088	11,947	12,071	12,778

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

Revenue is recognized when control of the promised products are transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those products. When determining whether the customer has obtained control the products, we consider any future performance obligations.

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to clients at a point in time accounted for substantially all of our revenue for the years ended December 31, 2018 and 2017. Revenue on these contracts is recognized when the obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control upon receipt of products by our clients. Any consideration received prior to the fulfillment of the Company performance obligation is deferred and recognized as a liability.

Our return policy allows for customer returns within 30 days of purchase and upon our authorization. We adjust revenues for the products expected to be returned and a liability is recognized for expected refunds to clients. We estimate expected returns based on historical levels and project this experience into the future.

Our sales contracts may give clients the option to purchase additional products priced at a discount. Options to acquire additional products at a discount can come in many forms, such as customer reward programs and incentive offerings including pricing arrangements, and promotions.

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

Amounts billed to clients for shipping and handling activities are treated as a promised service performance obligation and recorded in revenue in the accompanying Consolidated Statements of Income upon fulfillment of the performance obligation. Shipping and handling costs incurred by the Company for the delivery of products to clients are considered a cost to fulfill the contract and are included in cost of sales in the accompanying Consolidated Statements of Income.

We expense sales commissions and credit card fees during the period in which the corresponding revenue is earned. These costs are deferred along with the revenues for goods that are in transit and not received by clients by period end. These costs are recorded in selling, general and administrative expense in the Consolidated Statements of Income.

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

Income Taxes: The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

We evaluated our tax positions and determined that we did not have any material uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the years ending December 31, 2018 and 2017, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States, and various states and foreign jurisdictions. We are generally no longer subject to United States federal, state, and local income tax examinations by tax authorities for the years before 2015.

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

Operating leases: Medifast leases distribution facilities and office space under operating leases. Many lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and contingent rent provisions. The Company recognizes incentives and minimum rental expenses on a straight-line basis over the terms of the leases. We commence recording rent expense on the date of initial possession, which is generally when we enter the space and begin to make improvements to properties for our intended use. For tenant improvement allowances and rent holidays, we record a deferred rent liability on the consolidated balance sheets and amortize the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of income.

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

Background

We are a leading health and wellness company that promotes healthy living through our OPTAVIA Coaches and clinically proven, proprietary products. The Company’s product lines include weight loss, weight management, and healthy living meal replacements, snacks, hydration products, and vitamins. Our product sales accounted for 98% of our revenues in 2018 and 2017, respectively.

We review and analyze a number of key operating and financial metrics to manage our business, including the number of active OPTAVIA Coaches and average quarterly revenue generated per OPTAVIA Coach in the OPTAVIA business unit.

In February 2018, we announced our planned expansion into the Asia Pacific markets of Hong Kong and Singapore in 2019.

Our OPTAVIA business unit accounted for approximately 92.9%, 85.1% and 81.0% of our revenues in 2018, 2017 and 2016, respectively. In 2017, the Company began the process of integrating the Medifast Direct and OPTAVIA business units for the benefit of the OPTAVIA Coach community and clients. We believe that future growth of the Company is dependent upon our ability to continue to grow the number of active OPTAVIA Coaches. For these reasons and as a result of the increasing importance of our OPTAVIA business unit to the Company’s operating results and financial condition, beginning in the first quarter of 2018, the Company no longer reports separate financial information for our business units.

CONSOLIDATED RESULTS OF OPERATIONS - 2018 COMPARED TO 2017

The following table reflects our consolidated statements of income for the years ended December 31, 2018 and 2017 (in thousands, except percentages):

	2018	2017	$ Change	% Change

Revenue	$501,003	$301,563	$199,440	66.1%
Cost of sales	121,104	73,751	(47,353)	-64.2%
Gross Profit	379,899	227,812	152,087	66.8%

Selling, general, and administrative	310,836	188,180	(122,656)	-65.2%

Income from operations	69,063	39,632	29,431	74.3%

Other income
Interest income, net	1,306	558	748	134.1%
Other income	179	136	43	31.6%
	1,485	694	791	114.0%

Income from operations before income taxes	70,548	40,326	30,222	74.9%

Provision for income taxes	14,759	12,605	(2,154)	-17.1%

Net income	$55,789	$27,721	$28,068	101.3%

% of revenue
Gross Profit	75.8%	75.5%
Selling, general, and administrative costs	62.0%	62.4%
Income from Operations	13.8%	13.1%

Revenue: Revenue increased $199.4 million, or 66.1%, to $501.0 million in 2018 from $301.6 million in 2017. The increase in revenue was driven by an increase in the number of active OPTAVIA Coaches and quarterly revenue per OPTAVIA Coach. The total number of active earning OPTAVIA Coaches for the three months ended December 31, 2018 increased to 24,100 from 15,000 for corresponding period in 2017, an increase of 60.7%. The average revenue per active earning OPTAVIA Coach increased 26.2% to $5,756 for the three months ended December 31, 2018 from $4,562 for the three months ended December 31, 2017. This growth in revenue resulted from business initiatives accelerating new OPTAVIA Coach conversions, increased OPTAVIA client acquisition rates and the transition of clients to higher priced OPTAVIA branded products.

Costs of Sales: Cost of sales increased $47.3 million, or 64.2%, to $121.1 million in 2018 from $73.8 million in 2017. This increase in cost of sales was primarily driven by an increase in product sales.

Gross Profit: In 2018, gross profit increased $152.1 million, or 66.8%, to $379.9 million from $227.8 million in 2017. As a percentage of sales, gross profit increased 30 basis points to 75.8% for 2018 from 75.5% for 2017. The increase in gross profit as a percentage of sales was primarily driven by higher production volumes yielding favorable manufacturing absorption as the Company increased inventory to meet expected consumer demand. The Company anticipates this absorption benefit to be temporary as inventory levels normalize.

Selling, General and Administrative: Selling, general and administrative (“SG&A”) expenses were $310.8 million in 2018, an increase of $122.6 million, or 65.2%, as compared to $188.2 million in 2017. This increase was primarily the result of higher OPTAVIA commissions paid as a result of increased product sales in our OPTAVIA business unit. As OPTAVIA revenue increased as a portion of the Company’s total sales mix, the commission rate as a percentage of revenue increased 400 basis points to 39.6% for 2018 compared to 35.6% for 2017. This is an outcome of the success we are experiencing with our OPTAVIA Integrated Coaching Model. Remaining expenses as a percentage of revenue decreased to 22.4% compared to 26.8%. This improvement more than offset the impact of increased commissions on our SGA as a percentage of revenue and is the result of leveraging our base expenses as our revenue increased significantly year over year. SG&A expenses included research and development costs of $2.2 million and $1.5 million for 2018 and 2017, respectively. As a percentage of sales, SG&A expenses were 62.0% for 2018 as compared to 62.4% for 2017.

OPTAVIA commission expense, which is a variable based upon product sales and the number of OPTAVIA Coaches, increased $91.1 million, or 84.8%, in 2018 as compared to 2017. OPTAVIA Coaches are compensated on product sales referred to the Company. OPTAVIA Coaches can earn compensation under the Integrated Compensation Plan in two ways:

•	Commissions: OPTAVIA Coaches are primarily compensated by earning commissions on products sold to their clients. These products are sold through their replicated websites or through our call center. Clients of the OPTAVIA Coaches are responsible for ordering and paying for products that are shipped directly from the Company to the client’s home or designated address. Our OPTAVIA Coaches do not handle payments and are not required to purchase or store products in order to receive a commission. In addition, OPTAVIA Coaches do not receive a commission on their own personal product orders. OPTAVIA Coaches pay the same price for products as their clients. The Company pays retail commissions to qualified OPTAVIA Coaches on a weekly basis.

•	Bonuses: OPTAVIA Coaches are offered several bonus opportunities for acquiring clients, sponsoring OPTAVIA Coaches and helping them to build their business. The purposes of these bonuses are to reward OPTAVIA Coaches for successfully growing and supporting their clients and to incentivize OPTAVIA Coaches to further support and develop other OPTAVIA Coaches within their team.

OPTAVIA Coaches do not earn a commission or bonus when they recruit a new OPTAVIA Coach into the OPTAVIA network. Fees paid by new OPTAVIA Coaches for start-up materials are at the Company’s approximate cost.

OPTAVIA Coach event and incentive program costs increased $9.5 million during 2018 from 2017 due to higher annual convention costs as more OPTAVIA Coaches attended events and increased incentive program costs related to more OPTAVIA Coaches who qualified during 2018 for our 2019 International Leadership Advancement Trip, an event designed to recognize and provide training to rising leaders and those who mentor them.

General and administrative expenses increased $17.1 million during 2018 from 2017 primarily as a result of transition costs associated with the move of our distribution center from Texas to our outsourced global provider in Nevada, spending in preparation of our international launch in 2019, as well as consulting costs for information technology projects that include our new scalable ecommerce platform and enterprise resource planning systems, and increased credit card fees resulting from higher sales.

Income from operations: Income from operations in 2018 increased $29.5 million to $69.1 million from $39.6 million in 2017 primarily as a result of increased gross profits partially offset by increased SG&A expenses.

Interest income, net: In 2018 and 2017, interest income was $1.3 million and $0.6 million, respectively.

Other income: In 2018 and 2017, other expense was $179 thousand and $136 thousand, respectively.

Income from operations before income taxes: Income from operations before income taxes was $70.5 million in 2018 as compared to $40.3 million in 2017, an increase of $30.2 million. Pre-tax profit as a percentage of sales increased to 14.1% for 2018 from 13.4% for 2017.

Provision for income taxes: For 2018, the Company recorded $14.8 million in income tax expense, an effective rate of 20.9%, as compared to $12.6 million in income tax expense, an effective rate of 31.3%, for 2017. The decrease in the effective tax rate for 2018 as compared to 2017 was primarily driven by a decrease in the Federal statutory rate of 14.0% pursuant to the TCJA. The total decrease in the effective tax rate was partially offset by a 2.2% increase to our effective tax rate resulting from the elimination of the Domestic Manufacturer Deduction. The Company anticipates a full year tax rate of 22.5% to 23.5% in 2019.

Net income: Net income was $55.8 million, or $4.62 per diluted share, in 2018 as compared to $27.7 million, or $2.29 per diluted share, in 2017. The period-over-period changes were driven by the factors described above in the explanations from operations.

CONSOLIDATED RESULTS OF OPERATIONS - 2017 COMPARED TO 2016

The following table reflects our consolidated statements of income for the years ended December 31, 2017 and 2016 (in thousands, except percentages):

	2017	2016	$ Change	% Change

Revenue	$301,563	$274,534	$27,029	9.8%
Cost of sales	73,751	68,870	(4,881)	-7.1%
Gross Profit	227,812	205,664	22,148	10.8%

Selling, general, and administrative	188,180	178,805	(9,375)	-5.2%

Income from operations	39,632	26,859	12,773	47.6%

Other income (expense)
Interest income, net	558	283	275	97.2%
Other income (expense)	136	(20)	156	780.0%
	694	263	431	163.9%

Income from operations before income taxes	40,326	27,122	13,204	48.7%

Provision for income taxes	12,605	9,287	(3,318)	-35.7%

Net income	$27,721	$17,835	9,886	55.4%

% of revenue
Gross profit	75.5%	74.9%
Selling, general, and administrative costs	62.4%	65.1%
Income from operations	13.1%	9.8%

Revenue: Revenue increased $27.1 million, or 9.8%, to $301.6 million in 2017 from $274.5 million in 2016. The revenue to total advertising spend in 2017 was 39.1-to-1 as compared to 29.2-to-1 in 2016. The increase in revenue was driven by an increase in the number of active OPTAVIA Coaches and quarterly revenue per OPTAVIA Coach, as well as the price increase that became effective April 2016. The number of active earning OPTAVIA Coaches for the three months ended December 31, 2017 increased to 15,000 from 12,500 for 2016, an increase of 20.0%. The quarterly revenue per OPTAVIA Coach increased 9.7% to $4,562 for the three months ended December 31, 2017 from $4,158 for the three months ended December 31, 2016. The increase in OPTAVIA Coach productivity was partially due to an improving product mix and shift to our higher priced OPTAVIA product lines.

Costs of Sales: Cost of sales increased $4.9 million, or 7.1%, to $73.8 million in 2017 from $68.9 million in 2016. This increase in cost of sales was primarily driven by an increase in sales.

Gross Profit: In 2017, gross profit increased $22.1 million, or 10.8%, to $227.8 million from $205.7 million in 2016. As a percentage of sales, gross profit increased 60 basis points to 75.5% for 2017 from 74.9% for 2016. The gross profit percentage improvement for the year was primarily driven by reduced shipping expenses and the price increase that became effective April 2016.

Selling, General and Administrative: SG&A expenses were $188.2 million in 2017, an increase of $9.4 million, or 5.2%, as compared to $178.8 million in 2016. This increase was primarily the result of increased OPTAVIA commissions, salaries and related benefits partially offset by the $6.1 million in impairment costs and $1.2 million in restructuring cost incurred in 2016. Excluding the impairment and restructuring costs, adjusted SG&A expenses increased $16.6 million to $188.2 million in 2017 from $171.6 in 2016. SG&A expenses included research and development costs of $1.5 million and $2.0 million in 2017 and 2016, respectively. As a percentage of sales, SG&A expenses were 62.4% for 2017 as compared to 65.1% for 2016.

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

Sales and marketing expenses decreased $1.1 million in 2017 as compared to 2016. This decrease was primarily driven by reduced advertising spend and research and development studies partially offset by increased incentive programs for our OPTAVIA Coaches.

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

Provision for income taxes: In 2017, the Company recorded $12.6 million in income tax expense, an effective rate of 31.3%, as compared to $9.3 million in income tax expense, an effective rate of 34.2%, in 2016. The decrease in the effective tax rate for 2017 as compared to 2016 was primarily due to the 3.0% rate reduction related to the discrete change in accounting for taxes associated with share-based compensation, a 1.8% rate decrease of the state income tax and a 0.6% rate decrease attributable to reduction of the Federal rate from 35% to 21%. The total decrease in the effective tax rate for 2017 was offset by the decrease of the benefit from the Domestic Manufacturer Deduction of 1.2% and research development and other items of 1.3%.

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

The following tables reconcile the non-GAAP financial measures included in this report (in thousands):

	2018	2017	2016

Selling, general, and administrative	$310,836	$188,180	$178,805
Adjustments
Impairment of assets	-	-	6,083
Restructuring charges	-	-	1,166
Adjusted selling, general, and administrative	$310,836	$188,180	$171,556

	2018	2017	2016

Income from operations	$69,063	$39,632	$26,859
Adjustments
Impairment of assets	-	-	6,083
Restructuring charges	-	-	1,166
Adjusted income from operations	$69,063	$39,632	$34,108

	2018	2017	2016

Net income	$55,789	$27,721	$17,835
Adjustments(1)
Impairment of assets	-	-	4,000
Restructuring charges	-	-	767
Adjusted net income	$55,789	$27,721	$22,602

Diluted earnings per share(2)	$4.62	$2.29	$1.49
Impact for adjustments(2)	-	-	0.40
Adjusted diluted earnings per share(2)	$4.62	$2.29	$1.89

(1) The tax effected impact of adjustments is calculated utilizing the effective tax rate for the year presented, which may differ for quarterly and year-to-date periods. The effective tax rate used was 34.2% for the year ended December 31, 2016.

(2) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Excluding the impact of the items listed above, adjusted selling, general, and administrative expense was $171.6 million for the year ended December 31, 2016. Adjusted income from operations was $34.1 million for the year ended December 31, 2016. Adjusted income from continuing operations for the year ended December 31, 2016 was $22.6 million. Adjusted net income for the year ended December 31, 2016 was $22.6 million, or $1.89 per share.

Liquidity and Capital Resources

The Company had stockholders’ equity of $109.1 million and working capital of $85.2 million at December 31, 2018 compared with $108.6 million and $88.1 million at December 31, 2017. The $0.5 million net increase in stockholder’s equity reflects $55.8 million in net income for 2018 offset by $30.0 million spent on repurchases of common stock, and $26.2 million for declared dividends paid to our common stock holders as well as the other equity transactions described in the “Consolidated Statements of Changes in Stockholders’ Equity” included in our consolidated financial statements included in this report. The Company declared a dividend of $0.75 per share on December 11, 2018, to stockholders of record as of December 21, 2018 that was paid on February 7, 2019. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the declaration and payment of dividends. The Company’s cash, cash equivalents and investment securities increased from $98.8 million at December 31, 2017 to $101.0 million at December 31, 2018.

Net cash provided by continuing operating activities increased $17.6 million to $60.8 million for 2018 from $43.2 million for 2017 primarily as a result of increased net income partially offset by an increase in cash used for inventory.

Net cash used in investing activities was $1.2 million for 2018 as compared to $3.2 million for 2017. This change resulted primarily from cash provided by net investment securities for 2018. This was partially offset by an increase in cash used in capital expenditures for 2018 from 2017.

Net cash used in financing activities increased $35.9 million to $53.3 million for 2018 from $17.4 million for 2017. This increase was primarily due to stock repurchases and an increase in cash dividends paid to stockholders.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, including its expansion of its operations into the Asia Pacific Markets of Hong Kong and Singapore, to be funded from operating cash flow and financing activities.

The Company evaluates acquisitions from time to time as presented.

Contractual Obligations and Commercial Commitments

The Company had the following contractual obligations as of December 31, 2018 (in thousands):

	2019	2020 - 2021	2022 - 2023	Thereafter	Total

Operating leases (a)	$1,496	$3,090	$2,377	$2,582	$9,545
Unconditional purchase obligations (b)	6,504	3,132	439	-	10,075
Total contractual obligations	$8,000	$6,222	$2,816	$2,582	$19,620

(a)	The Company has operating leases in place for leased corporate offices, our raw materials warehouse and printers.
(b)	The Company has unconditional purchase obligations primarily for outsourced warehousing, information technology, and inventory.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, United States money market securities, and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at December 31, 2018, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages 32 to 50 hereto and incorporated by reference herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ending December 31, 2018.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective as of December 31, 2018.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, was audited by RSM US LLP, our independent registered public accounting firm, as stated in their report appearing below.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report included on the following page of this Annual Report, which is incorporated herein by reference.

Changes in our Internal Control

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not applicable

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Medifast, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Medifast Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes to the consolidated financial statements of the Company and our report dated March 1, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 1, 2019

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2019 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2019 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2019 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2019 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2019 annual meeting of stockholders.

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

MEDIFAST, INC.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	March 1, 2019

/s/ TIMOTHY G. ROBINSON
Timothy G. Robinson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY J. BROWN	Lead Director	March 1, 2019
Jeffrey J. Brown

/s/ KEVIN G. BYRNES	Director	March 1, 2019
Kevin G. Byrnes

/s/ DANIEL R. CHARD	Chief Executive Officer	March 1, 2019
Daniel R. Chard

/s/ CONSTANCE J. HALLQUIST	Director	March 1, 2019
Constance J. Hallquist

/s/ MICHAEL A. HOER	Director	March 1, 2019
Michael A. Hoer

/s/ JOSEPH P. KELLEMAN	Vice President Finance and Corporate Controller	March 1, 2019
Joseph P. Kelleman

/s/ MICHAEL C. MACDONALD	Chairman	March 1, 2019
Michael C. MacDonald

/s/ TIMOTHY G. ROBINSON	Chief Financial Officer	March 1, 2019
Timothy G. Robinson

/s/ CARL E. SASSANO	Director	March 1, 2019
Carl. E. Sassano

/s/ SCOTT SCHLACKMAN	Director	March 1, 2019
Scott Schlackman

/s/ XIAN MING	Director	March 1, 2019
Xian Ming

MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Medifast, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medifast, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Baltimore, Maryland

March 1, 2019

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2018, 2017 and 2016

(In thousands, except per share amounts & dividend data)

	2018	2017	2016

Revenue	$501,003	$301,563	$274,534
Cost of sales	121,104	73,751	68,870
Gross profit	379,899	227,812	205,664

Selling, general, and administrative	310,836	188,180	178,805

Income from operations	69,063	39,632	26,859

Other income (expense)
Interest income, net	1,306	558	283
Other income (expense)	179	136	(20)
	1,485	694	263

Income from operations before income taxes	70,548	40,326	27,122

Provision for income taxes	14,759	12,605	9,287

Net income	$55,789	$27,721	$17,835

Earnings per share - basic	$4.67	$2.32	$1.51

Earnings per share - diluted	$4.62	$2.29	$1.49

Weighted average shares outstanding -
Basic	11,947	11,924	11,842
Diluted	12,079	12,088	11,947

Cash dividends declared per share	$2.19	$1.44	$1.07

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	2018	2017	2016

Net income	$55,789	$27,721	$17,835
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2)	(71)	7
Unrealized gains (losses) on marketable securities:
Change in fair value of marketable securities	(11)	65	(175)
Adjustment for net losses realized included in net income	-	11	65
Total change in unrealized gains (losses) on marketable securities	(11)	76	(110)

Other comprehensive income (loss)	(13)	5	(103)

Comprehensive income	$55,776	$27,726	$17,732

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2018 and 2017

(In thousands, except per share amounts)

	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$81,364	$75,077
Accounts receivable-net of doubtful accounts of $394 and $40 at
December 31, 2018 and 2017, respectively.	1,011	576
Inventory	38,888	19,328
Investment securities	19,670	23,757
Income taxes, prepaid	-	2,272
Prepaid expenses and other current assets	4,586	4,188
Total current assets	145,519	125,198

Property, plant and equipment - net	19,747	18,611
Other assets	1,183	2,120
Deferred tax assets	2,980	-

TOTAL ASSETS	$169,429	$145,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$60,323	$37,140
Total current liabilities	60,323	37,140

Deferred tax liabilities	-	208
Total liabilities	60,323	37,348

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized; 12,117 and 12,103 issued and 11,868 and 11,971 outstanding at December 31, 2018 and December 31, 2017, respectively	12	12
Additional paid-in capital	8,802	4,967
Accumulated other comprehensive loss	(173)	(160)
Retained earnings	131,344	103,762
Less: Treasury stock at cost, 193 shares at December 31, 2018	(30,879)	-
Total stockholders' equity	109,106	108,581

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$169,429	$145,929

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	2018	2017	2016

Operating Activities
Net income	$55,789	$27,721	$17,835
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	4,435	4,209	5,405
Share-based compensation	3,124	4,267	3,428
Loss (gain) on sale of disposal of property, plant and equipment	48	94	(12)
Realized loss (gain) on investment securities, net	3	82	(118)
Amortization of premium on investment securities	571	703	431
Deferred income taxes	(2,687)	(623)	(2,829)
Impairment of fixed assets	-	-	6,083
Change in operating assets and liabilities:
Accounts receivable	122	815	246
Inventory	(18,658)	(1,017)	(4,976)
Income taxes, prepaid	2,272	(1,023)	300
Prepaid expenses and other current assets	(282)	(686)	(616)
Other assets	62	(1,958)	43
Accounts payable and accrued expenses	16,017	10,653	770
Net cash flow provided by operating activities - continuing operations	60,816	43,237	25,990
Net cash flow used in operating activities - discontinued operations	-	-	(640)
Net cash flow provided by operating activities	60,816	43,237	25,350

Investing Activities
Sale and maturities of investment securities	3,545	6,954	26,741
Purchase of investment securities	-	(6,956)	(26,578)
Sale of property and equipment	196	81	676
Purchase of property and equipment	(4,940)	(3,242)	(2,876)
Net cash flow used in investing activities	(1,199)	(3,163)	(2,037)

Financing Activities
Options exercised by executives and directors	547	568	299
Net shares repurchased for employee taxes	(720)	(2,540)	(1,342)
Excess tax benefits from share-based compensation	-	-	230
Cash dividends paid to stockholders	(23,160)	(15,390)	(11,889)
Stock repurchases	(29,995)	-	-
Repayment of capital leases	-	-	(219)
Net cash flow used in financing activities	(53,328)	(17,362)	(12,921)

Foreign currency impact	(2)	(71)	7

Increase in cash and cash equivalents	6,287	22,641	10,399
Cash and cash equivalents - beginning of the period	75,077	52,436	42,037
Cash and cash equivalents - end of period	$81,364	$75,077	$52,436

Supplemental disclosure of cash flow information:
Income taxes paid	$14,606	$13,622	$11,615
Dividends declared included in accounts payable	$9,137	$6,105	$4,039

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2018, 2017 and 2016

(In thousands, except par value)

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2015	12,014	$12	$-	$(62)	$88,634	$-	$88,584

Net income	-	-	-	-	17,835	-	17,835
Share-based compensation	41	-	3,428	-	-	-	3,428
Options exercised by executives and directors	12	-	299	-	-	-	299
Net shares repurchased for employee taxes	(40)	-	(1,285)	-	(57)	-	(1,342)
Share-based compensation tax benefit	-	-	230	-	-	-	230
Other comprehensive loss	-	-	-	(103)	-	-	(103)
Cash dividends declared to stockholders	-	-	-	-	(12,915)	-	(12,915)

Balance, December 31, 2016	12,027	$12	$2,672	$(165)	$93,497	$-	$96,016

Net income	-	-	-	-	27,721	-	27,721
Share-based compensation	95	-	4,267	-	-	-	4,267
Options exercised by executives and directors	25	-	568	-	-	-	568
Net shares repurchased for employee taxes	(44)	-	(2,540)	-	-	-	(2,540)
Other comprehensive income	-	-	-	5	-	-	5
Cash dividends declared to stockholders	-	-	-	-	(17,456)	-	(17,456)

Balance, December 31, 2017, as reported	12,103	12	4,967	(160)	103,762	-	108,581
Cumulative effect of adjustments from changes in accounting standards (Note 2)	-	-	-	-	(2,018)	-	(2,018)
Balance January 1, 2018, as adjusted	12,103	12	4,967	(160)	101,744	-	106,563

Net income	-	-	-	-	55,789	-	55,789
Share-based compensation	19	-	3,124	-	-	-	3,124
Options exercised by executives and directors	34	-	547	-	-	-	547
Net shares repurchased for employee taxes	(7)	-	(720)	-	-	-	(720)
Restricted shares forfeitures	(40)	-	-	-	-	-	-
Treasury stock from cashless options	8	-	884	-	-	(884)	-
Treasury stock from stock repurchases	-	-	-	-	-	(29,995)	(29,995)
Other comprehensive loss	-	-	-	(13)	-	-	(13)
Cash dividends declared to stockholders	-	-	-	-	(26,189)	-	(26,189)

Balance, December 31, 2018	12,117	$12	$8,802	$(173)	$131,344	$(30,879)	$109,106

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018, 2017, and 2016

1. NATURE OF THE BUSINESS

Medifast, Inc. (the “Company” or “Medifast”) is a Delaware corporation, incorporated in 1989. The Company’s operations are primarily conducted through its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Inc., Medifast Nutrition, Inc., Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited and OPTAVIA (Singapore) PTE. LTD. The Company is a leading manufacturer and distributor of clinically proven healthy living products and programs. The Company’s product lines include weight loss, weight management and healthy living meal replacements, snacks, hydration products, and vitamins. The Company has one modern, United States Food and Drug Administration (the “FDA”)-approved manufacturing facility located in Owings Mills, Maryland.

These products are sold through various means, including the internet, call center, independent health advisors, franchise weight loss clinics, and direct consumer marketing supported via the phone and internet. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Inc., Medifast Nutrition, Inc., Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited and OPTAVIA (Singapore) PTE. LTD. All inter-Company transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on December 31.

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

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are recorded net of provisions for doubtful accounts.

Allowances for doubtful accounts are based primarily on an analysis of aged accounts receivable balances and the credit worthiness of our clients as determined by credit checks and analysis, as well as customer payment history. The allowance for doubtful accounts as of December 31, 2018 and 2017 was $394 thousand and $40 thousand, respectively.

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

Investment Securities –The Company’s investments consist of debt securities classified as available-for-sale securities. Available-for-sale debt securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. Interest and dividends on marketable debt and equity securities are recognized in income when declared. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, if any, are included in income.

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

Revenue Recognition - Our revenue is derived primarily from point of sale transactions executed over an e-commerce platform for weight loss, weight management, and other consumable health and nutritional products. Revenue is recognized upon receipt by customer and net of discounts, rebates, promotional adjustments, price adjustments, allocated consideration to loyalty programs and estimated returns.

Revenue is recognized when control of the promised products are transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those products. When determining whether the customer has obtained control the products, we consider any future performance obligations.

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to clients at a point in time accounted for substantially all of our revenue for the years ended December 31, 2018 and 2017. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control upon receipt of products by our clients. Any consideration received prior to the fulfillment of the Company performance obligation is deferred and recognized as a liability.

Sales returns

Our return policy allows for customer returns within 30 days of purchase and upon our authorization. We adjust revenues for the products expected to be returned and a liability is recognized for expected refunds to clients. We estimate expected returns based on historical levels and project this experience into the future.

Customer reward programs and sales incentives

Our sales contracts may give clients the option to purchase additional products priced at a discount. Options to acquire additional products at a discount can come in many forms, such as customer reward programs and incentive offerings including pricing arrangements, and promotions.

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

Shipping and handling costs

Amounts billed to clients for shipping and handling activities are treated as a promised service performance obligation and recorded in revenue in the accompanying Consolidated Statements of Income upon fulfillment of the performance obligation. Shipping and handling costs incurred by the Company for the delivery of products to clients are considered a cost to fulfill the contract and are included in cost of sales in the accompanying Consolidated Statements of Income.

Contract costs

We expense sales commissions and credit card fees during the period in which the corresponding revenue is earned. These costs are deferred along with the revenues for goods that are in transit and not received by clients by period end. These costs are recorded in selling, general and administrative expense in the Consolidated Statements of Income.

Disaggregated revenue and entity-wide revenue disclosures

The nature, amount, timing, and uncertainty of revenue and cash flows from our revenues amongst contracts, product offerings and clients do not differentiate and are recognized consistently based on policies discussed above. In addition, effective January 1, 2018, we changed how we internally and externally report our revenues to simplify and align with changes in how we manage our business, review operating performance and allocate resources as a result of our primary focus on the OPTAVIA business and the significance this business represents to the overall results of the Company. We considered the following factors in making this decision: the nature of business activities overlapping amongst previous defined sales channels, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, and information presented to the Board of Directors and investors. We previously disclosed entity-wide disclosures for sales by channel: OPTAVIA, Medifast Direct, Franchise Medifast Weight Control Centers and Medifast Wholesale. Due to the interchangeable nature of these clients amongst sale channels, sales migration to OPTAVIA, and realignment of internal operations as discussed, our disclosures as of January 1, 2018 will not include revenues by sales channel.

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

Advertising Costs - Advertising costs are expensed as incurred, except for the preparation, layout, design and production of advertising costs which are expensed when the advertisement is first used. Advertising expense for continuing operations, excluding broker fees, for the years ended December 31, 2018, 2017, and 2016, amounted to $6.0 million, $7.7 million, and $9.4 million, respectively.

Research and Development- The Company incurs research and development costs in connection with the development of new products and programs, which are expensed as incurred. The Company incurred $2.2 million, $1.5 million, and $2.0 million in research and development expense for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Income Taxes – The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

We evaluated our tax positions and determined that we did not have any material uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the years ending December 31, 2018 and 2017, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States, and various states and foreign jurisdictions. We are generally no longer subject to United States federal, state, and local income tax examinations by tax authorities for the years before 2015.

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

Accounting Pronouncements - Adopted in 2018

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard requires the Company to recognize revenue for the transfer of goods or services to clients for the amount the Company expects to be entitled to receive in exchange for those goods or services. The Company is required to identify the contract, identify the relevant performance obligations, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize the revenue when the entity satisfies a performance obligation. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. On January 1, 2018, the Company adopted the new revenue standard on a modified retrospective basis and recorded an after-tax transition adjustment to reduce retained earnings as of January 1, 2018 by $2.0 million. This is comprised of $5.6 million of revenue offset by $3.6 million of inventory costs, deferred shipping expense, credit card fees and income taxes. The results of ASC 606 primarily impact the Company’s timing of revenue recognition for product shipments, as product revenue is recognized upon customer receipt instead of at the time of shipment. The new standard requires more extensive revenue-related disclosures.

As required by ASC 606, the impact of the adoption of the new revenue standard on our Consolidated Statements of Income and Consolidated Balance Sheets was as follows (in thousands):

	Year ended December 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change

Revenue	$501,003	$499,195	$1,808
Cost of sales	121,104	120,590	(514)
Gross profit	379,899	378,605	1,294

Selling, general, and administrative	310,836	309,851	(985)

Income from operations	69,063	68,754	309

Other income (expense)
Interest income, net	1,306	1,306	-
Other income (expense)	179	179	-
	1,485	1,485	-

Income from operations before income taxes	70,548	70,239	309

Provision for income taxes	14,759	14,696	(63)

Net income	$55,789	$55,543	$246

Earnings per share - basic	$4.67	$4.65	$0.02

Earnings per share - diluted	$4.62	$4.60	$0.02

Weighted average shares outstanding -
Basic	11,947	11,947
Diluted	12,079	12,079

	December 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change

ASSETS
Accounts receivable, net	$1,011	$81	$930
Inventory	38,888	38,421	467
Prepaid expenses and other current assets	4,586	4,509	77
Deferred tax assets	2,980	2,498	482

LIABILITIES
Accounts payable and accrued expenses	60,323	56,595	3,728

STOCKHOLDERS' EQUITY
Retained earnings	131,344	133,116	(1,772)

	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018

ASSETS
Accounts receivable, net	$576	$557	$1,133
Inventory	19,328	902	20,230
Prepaid expenses and other current assets	4,188	116	4,304
Deferred tax assets	-	336	336

LIABILITIES
Accounts payable and accrued expenses	37,140	4,137	41,277
Deferred tax liabilities	208	(208)	-

STOCKHOLDERS' EQUITY
Retained earnings	103,762	(2,018)	101,744

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably ASU 2016-01 requires the change in fair value of available for sale equity securities to be recognized in net income. The pronouncement also requires the use of the exit price notion, the separate presentation of financial assets and liabilities by measurement category and form of asset, and the separate presentation in other comprehensive income of changes in fair value resulting from a change in the instrument-specific credit risk. The pronouncement is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this standard and it had no material impact of the Company’s financial statements.

Recently Issued Accounting Pronouncements – Pending Adoption

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information, except for:

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which, among other things, requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, including operating leases, with a term greater than twelve months. Expanded disclosures with additional qualitative and quantitative information will also be required. ASU 2016-02 and its amendments are effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has elected this transition approach and will recognize the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2019. The Company is essentially complete with it evaluation of the new standard and prepare to implement the new standard in the first quarter condensed consolidated financial statements of 2019. Upon adoption, we expect to record right-of-use assets and operating lease liabilities between $10.8 million and $12.2 million in our Consolidated Balance Sheets.

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

Inventories consisted of the following (in thousands):

	December 31, 2018	December 31, 2017

Raw materials	$11,156	$4,348
Packaging	1,563	1,185
Non-food finished goods	2,391	920
Finished goods	25,509	13,407
Reserve for obsolete inventory	(1,731)	(532)
Total	$38,888	$19,328

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Land	$565	$565
Building and leasehold improvements	12,881	13,042
Equipment and fixtures	12,187	13,099
Software	28,683	25,214
Vehicles	145	149
Property, plant and equipment- gross	54,461	52,069
Less accumulated depreciation	34,714	33,458
Property, plant and equipment- net	$19,747	$18,611

Depreciation expense for continuing operations for the years ended December 31, 2018, 2017 and 2016 was $3.6 million, $4.2 million, and $5.4 million, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Trade payables and accrued expenses	$21,814	$13,797
Sales commissions payable	10,626	6,584
Dividends payable	9,137	6,105
Accrued payroll and related taxes	8,309	7,707
Coach incentive accruals	5,546	417
Promotional sales incentive accruals	3,817	1,934
Sales tax payable	1,074	596
Total	$60,323	$37,140

6. EARNINGS PER SHARE

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

	2018	2017	2016

Numerator:
Net income	$55,789	$27,721	$17,835

Denominator:
Weighted average shares of common stock outstanding	11,947	11,924	11,842
Effect of dilutive common stock equivalents	132	164	105
Weighted average shares of common stock outstanding	12,079	12,088	11,947

Earnings per share - basic	$4.67	$2.32	$1.51

Earnings per share - diluted	$4.62	$2.29	$1.49

The calculation of diluted earnings per share excluded 298; 3,125 and 35,000 antidilutive options outstanding for the years ended December 31, 2018, 2017, and 2016 respectively. The calculation of diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 also excluded 258, 0 and 93 antidilutive restricted stock awards, respectively.

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

Stock Repurchase Plan

On June 14, 2018, the Company established a stock repurchase plan under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended (the “Stock Repurchase Plan”). The Stock Repurchase Plan permits the Company to repurchase up to 850,000 shares of its common stock until May 30, 2019, unless the plan is terminated earlier in accordance with its terms. There is no guarantee as to the exact number of shares of the Company’s common stock, if any, that will be repurchased under the Stock Repurchase Plan. During the year ending December 31, 2018, 182,750 shares have been repurchased by the Company under the Stock Repurchase Plan.

8. SHARE-BASED COMPENSATION

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of December 31, 2018 generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $157.30. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield is computed as the annualized dividend rate at the grant divided by the strike price of the stock option. The weighted average input assumptions used for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016

Expected term (in years)	6.4	6.0	6.0
Risk-free interest rate	2.64%	2.05%	1.11%
Expected volatility	33.30%	38.33%	42.22%
Dividend yield	2.87%	2.40%	3.56%

The number of stock options and weighted-average exercise prices as of December 31, 2018 and 2017 are as follows:

	2018		2017
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
(shares in thousands)
Outstanding at beginning of period	106	$31.18	129	$28.22
Granted	51	67.50	38	44.73
Exercised	(42)	29.91	(27)	27.34
Forfeited	(8)	31.09	(31)	38.64
Expired	-	-	(3)	30.13
Outstanding at end of the period	107	$49.26	106	$31.18
Exercisable at end of the period	35	$29.70	54	$28.15

As of December 31, 2018, the weighted-average remaining contractual life was 7.99 years with an aggregate intrinsic value of $8.1 million for outstanding stock options and the weighted-average remaining contractual life was 6.53 years with an aggregate intrinsic value of $3.3 million for exercisable options. The weighted-average grant date fair value of options granted during the year ended December 31, 2018 and 2017 were $18.08 and $13.73, respectively. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of December 31, 2018 was $0.8 million and is expected to be recognized over a weighted average period of 3.31 years. The Company received $547 thousand and $568 thousand in cash proceeds from the exercise of stock options during the years ended December 31, 2018 and 2017, respectively. Upon exercising of options, the Company withheld shares for employee taxes of 6 thousand and 44 thousand for years ended December 31, 2018 and 2017, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018 and 2017 was $4.1 million and $0.6 million, respectively.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with vesting terms up to five years after the date of grant. The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. A summary of outstanding restricted stock and award activity as of December 31, 2018 and 2017 are as follows:

	2018		2017
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	129	$32.15	215	$27.69
Granted	19	86.51	44	44.73
Vested	(91)	32.00	(120)	28.27
Forfeited	-	-	(10)	37.77
Outstanding at end of the period	57	$50.55	129	$32.15

The total fair value of restricted stock awards vested during the years ended December 31, 2018, 2017, and 2016 were $8.6 million, $6.8 million, and $3.5 million, respectively.

The total share-based compensation charged against income during the years ended December 31, 2018, 2017, and 2016 was $3.1 million, $4.3 million, and $3.4 million, respectively. The total costs of the options and restricted stock awards charged against income was $2.2 million, $3.4 million, and $2.4 million during the years ended December 31, 2018, 2017 and 2016, respectively. Also included in the years ended December 31, 2018 and 2017 was $0.3 million for 63,300 thousand market and performance-based contingent shares for certain key executives, respectively and in the year ended December 31, 2016 was $0.8 million for performance-based shares for certain key executives.

Included for the years ended December 31, 2018, 2017 and 2016 was $0.6 million, $0.6 million and $0.2 million in expense for 210,000 market and performance-based contingent shares granted to our CEO that will vest based on the achievement of certain Company performance targets. The grant date fair value of the market and performance awards based on the Monte Carlo Method are $0.9 million and $2.0 million for the years ended December 31, 2017 and 2016, respectively, which will be recognized evenly through December 2019.

The total income tax benefit recognized in the consolidated statements of income for restricted stock awards was $2.5 million, $2.1 million and $1.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. The excess tax benefits from share-based compensation recognized in additional paid-in capital for the years ended December 31, 2016 was $230 thousand, respectively.

There was $1.9 million of total unrecognized compensation cost related to restricted stock awards as of December 31, 2018, which is expected to be recognized over a weighted-average period of 1.84 years. There was $0.9 million of unrecognized compensation cost related to the 273,300 market and performance award shares discussed above as of December 31, 2018, which is expected to be recognized over one year.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	December 31, 2018	December 31, 2017

Foreign currency translation	$(2)	$-
Unrealized losses on marketable securities	(171)	(160)
Accumulated other comprehensive loss	$(173)	$(160)

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

The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	December 31, 2018
	Cost	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$35,436	$-	$-	$35,436	$35,436	$-

Level 1:
Certificate of deposit	40,000	-	-	40,000	40,000	-
Money market accounts	5,928	-	-	5,928	5,928	-
Government & agency securities	2,835	(72)	-	2,763	-	2,763
	48,763	(72)	-	48,691	45,928	2,763

Level 2:
Municipal bonds	16,791	(164)	280	16,907	-	16,907

Total	$100,990	$(236)	$280	$101,034	$81,364	$19,670

	December 31, 2017
	Cost	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$28,630	$-	$-	$28,630	$28,630	$-

Level 1:
Certificate of deposit	45,000	-	-	45,000	45,000	-
Money market accounts	1,447	-	-	1,447	1,447	-
Government & agency securities	5,342	(67)	13	5,288	-	5,288
	51,789	(67)	13	51,735	46,447	5,288

Level 2:
Municipal bonds	18,404	(201)	266	18,469	-	18,469

Total	$98,823	$(268)	$279	$98,834	$75,077	$23,757

The Company had realized losses of $3 thousand and $82 thousand for the years ended December 31, 2018 and 2017, respectively, and gains of $118 thousand for the year ended December 31, 2016. As of December 31, 2018, 2017, and 2016, gross unrealized losses and gains related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range up to 5 years for municipal bonds and for government and agency securities.

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

12. INCOME TAXES

Income tax expense for the years ended December 31, 2018, 2017, and 2016 consisted of the following (in thousands):

	2018	2017	2016
Current
Federal	$16,398	$12,448	$11,605
State	1,048	780	511
Total current	17,446	13,228	12,116

Deferred
Federal	(2,393)	(667)	(3,078)
State	(89)	(63)	253
Foreign	(205)	107	(4)
Total deferred	(2,687)	(623)	(2,829)

Provision for income taxes	$14,759	$12,605	$9,287

The total provision for income taxes for the years ended December 31, 2018, 2017, and 2016 was $14.8 million, $12.7 million, and $9.0 million, respectively. Those amounts have been allocated to the following financial statement items:

	2018	2017	2016

Income from continuing operations	$14,759	$12,605	$9,287
Stockholders' equity, unrealized (gains) losses on investment securities & foreign currency	43	52	(74)
Additional paid in capital, share-based compensation tax benefit	-	-	(230)
Total provision for income taxes	$14,802	$12,657	$8,983

Significant components of the Company’s deferred tax assets (liabilities) consisted of the following: (in thousands):

	December 31, 2018	December 31, 2017

Reserves on inventory and sales	$647	$233
Credit and loss carryforwards	681	494
Stock compensation	812	952
Accrued expenses and deferred costs	2,473	642
Inventory capitalization	275	229
Unrealized gain on investments	65	74
Total deferred tax assets	4,953	2,624

Prepaid expenses	(774)	(667)
Depreciation	(1,199)	(2,165)
Total deferred tax liabilities	(1,973)	(2,832)

Net deferred tax asset (liabilities)	$2,980	$(208)

The reconciliation of the United States federal statutory tax provision to the Company's provision for income taxes for the years ended December 31, 2018, 2017, and 2016 (in thousands, except percentages):

	2018		2017		2016
Statutory federal tax	$14,815	21.0%	$14,114	35.0%	$9,493	35.0%
State income taxes, net of federal benefit	769	1.1%	446	1.1%	797	2.9%
Foreign taxes	174	0.3%	(77)	-0.2%	3	0.0%
Domestic manufacturer deduction	-	0.0%	(870)	-2.2%	(920)	-3.4%
Share-based compensation	(1,852)	-2.6%	(1,191)	-3.0%	-	0.0%
Other permanent differences	615	0.8%	147	0.4%	41	0.2%
Research and development and jobs credits	(85)	-0.1%	-	0.0%	(163)	-0.6%
Effect of Federal tax law change	-	0.0%	(222)	-0.6%	-	0.0%
Other	323	0.4%	258	0.8%	36	0.1%
Provision for income taxes	$14,759	20.9%	$12,605	31.3%	$9,287	34.2%

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

In addition, the 2018 and 2017 effective tax rate was impacted by the excess tax benefit from share-based compensation activity which is reflected as a reduction of the provision for income taxes, where as they were previously recognized in equity. In 2017, the effective tax rate was not impacted by the Company’s research & development credits. However, the 2018 effective tax rate was impacted by the Company’s research & development credits.

In 2016, the effective tax rate was impacted by the Company’s extensive state income tax planning.  This planning includes taking advantage of Maryland’s apportionment methodology.  As a manufacturing entity based in Maryland, the Company utilizes the single sales factor apportionment method in addition to claiming new state jobs credits and research & development credits.  The Company has separate state net operating loss carry forwards totaling $21.4 million that start expiring in 2029.

13. COMMITMENTS

Operating Leases:

As of December 31, 2018, the Company leases office space for its corporate offices and a raw materials warehouse in Maryland with approximately 3 and 7 years remaining, respectively.

Future minimum rental and lease payments required under non-cancelable original lease terms in excess of one year as of December 31, 2018 (in thousands):

2019	$1,496
2020	1,528
2021	1,562
2022	1,222
2023	1,155
Thereafter	2,582
Total minimum lease payments	$9,545

The following table is a summary of the Company’s building rent expense for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016

Operations	$1,918	$1,842	$1,276

Equipment lease expense for the years ended December 31, 2018, 2017, and 2016 was $0.1 million, $0.2 million, and $0.7 million, respectively.

Unconditional purchase obligations:

At December 31, 2018, the Company had $10.1 million in unconditional purchase obligations primarily for outsourced warehousing, information technology, and inventory.

14. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter
(in thousands, except per share amounts)	First	Second	Third	Fourth

2018
Revenue	$98,596	$117,324	$139,239	$145,844
Gross profit	74,808	88,799	107,201	109,091
Income from operations before income taxes	14,931	17,619	17,828	20,170
Net income	12,222	14,133	13,781	15,653
Basic earnings per share	1.02	1.17	1.15	1.32
Diluted earnings per share	1.01	1.16	1.14	1.30

2017
Revenue	$70,622	$75,729	$77,205	$78,007
Gross profit	52,892	57,611	58,183	59,126
Income from operations before income taxes	8,711	11,448	10,371	9,796
Net income	6,145	7,584	6,686	7,306
Basic earnings per share	0.52	0.64	0.56	0.61
Diluted earnings per share	0.51	0.63	0.55	0.60

Earnings per share (sometimes referred to as “EPS”) is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per share may not equal the total computed for the year.

INDEX TO EXHIBITS

No.

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015).

10.1	Amended and Restated 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on May 10, 2017).*

10.2	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed on February 4, 2014).*

10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.5	Form of Performance-Based Deferred Share Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.7	Cooperation Agreement dated April 3, 2015, by and among the Company, Engaged Capital LLC, and the persons set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015.

10.8	Medifast, Inc. Amended and Restated 2012 Share Incentive Plan Grant Notice Performance Share Unit

10.9	Medifast, Inc. Amended and Restated 2012 Share Incentive Plan Grant Notice Employee Deferred Shares

10.10	Medifast, Inc. Amended and Restated 2012 Share Incentive Plan Grant Notice Nonemployee Director Deferred Shares

10.11	Medifast, Inc. Amended and Restated 2012 Share Incentive Plan Grant Notice Nonemployee Director Deferred Share Cash Equivalent

21.1	Subsidiaries of Medifast, Inc. (filed herewith).

23.1	Consent of RSM US LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Medifast, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to the Consolidated Financial Statements (filed herewith).

* Indicates a management contract or compensatory plan.

