Form 10-Q
period 2019-03-31
MEDIFAST INC
filed 2019-05-02
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                    .

Commission File Number:  001‑31573

Medifast, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13‑3714405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 International Drive

Baltimore, Maryland 21202

Telephone Number: (410) 581‑8042

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

Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	MED	NYSE

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the registrant’s common stock outstanding at April 22, 2019 was 11,897,679.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts & dividend data)

	Three months ended March 31,
	2019	2018

Revenue	$165,876	$98,596
Cost of sales	40,729	23,788
Gross profit	125,147	74,808

Selling, general, and administrative	100,432	60,125

Income from operations	24,715	14,683

Other income (expense)
Interest income, net	312	249
Other income (expense)	(6)	(1)
	306	248

Income from operations before income taxes	25,021	14,931

Provision for income taxes	4,271	2,709

Net income	$20,750	$12,222

Earnings per share - basic	$1.75	$1.02

Earnings per share - diluted	$1.70	$1.01

Weighted average shares outstanding -
Basic	11,880	12,030
Diluted	12,240	12,139

Cash dividends declared per share	$0.75	$0.48

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2019	2018

Net income	$20,750	$12,222
Other comprehensive income (loss), net of tax:
Foreign currency translation	1	-
Unrealized gains (losses) on marketable securities	126	(84)

Other comprehensive income (loss)	127	(84)

Comprehensive income	$20,877	$12,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except par value)

	March 31,	December 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$101,842	$81,364
Accounts receivable-net of doubtful accounts of $270 and $394 at
March 31, 2019 and December 31, 2018, respectively	631	1,011
Inventory	43,257	38,888
Investment securities	18,585	19,670
Prepaid expenses and other current assets	4,995	4,586
Total current assets	169,310	145,519

Property, plant and equipment - net	23,343	19,747
Right-of-use asset	12,864	-
Other assets	941	1,183
Deferred tax assets	3,612	2,980

TOTAL ASSETS	$210,070	$169,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$74,452	$60,323
Current lease obligation	2,443	-
Total current liabilities	76,895	60,323

Lease obligation, less current lease obligation	11,107	-
Total liabilities	88,002	60,323

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized;
12,126 and 12,117 issued and 11,898 and 11,868 outstanding
at March 31, 2019 and December 31, 2018, respectively	12	12
Additional paid-in capital	9,805	8,802
Accumulated other comprehensive loss	(46)	(173)
Retained earnings	143,176	131,344
Less: Treasury stock at cost, 193 shares at March 31, 2019 and December 31, 2018, respectively	(30,879)	(30,879)
Total stockholders' equity	122,068	109,106

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$210,070	$169,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2019	2018

Operating Activities
Net income	$20,750	$12,222
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	1,067	1,544
Share-based compensation	990	805
Loss on sale of disposal of property, plant and equipment	-	214
Realized loss on investment securities, net	82	57
Amortization of premium on investment securities	129	153
Deferred income taxes	(632)	(105)
Change in operating assets and liabilities:
Accounts receivable	380	108
Inventory	(4,369)	2,942
Income taxes, prepaid	-	2,738
Prepaid expenses and other current assets	(409)	727
Other assets	23	(1)
Accounts payable and accrued expenses	14,723	(3,396)
Net cash flow provided by operating activities	32,734	18,008

Investing Activities
Sale and maturities of investment securities	1,000	1,200
Purchase of property and equipment	(4,444)	(1,286)
Net cash flow used in investing activities	(3,444)	(86)

Financing Activities
Options exercised by executives and directors	269	62
Net shares repurchased for employee taxes	(256)	(215)
Cash dividends paid to stockholders	(8,826)	(5,883)
Net cash flow used in financing activities	(8,813)	(6,036)

Foreign currency impact	1	-

Increase in cash and cash equivalents	20,478	11,886
Cash and cash equivalents - beginning of the period	81,364	75,077
Cash and cash equivalents - end of period	$101,842	$86,963

Supplemental disclosure of cash flow information:
Income taxes received	$24	$-
Dividends declared included in accounts payable	$9,229	$5,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Three months ended March 31, 2019
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2018	12,117	$12	$8,802	$(173)	$131,344	$(30,879)	$109,106
Net income	-	-	-	-	20,750	-	20,750
Share-based compensation	-	-	990	-	-	-	990
Options exercised by executives and directors	10	-	269	-	-	-	269
Net shares repurchased for employee taxes	(1)	-	(256)	-	-	-	(256)
Other comprehensive income	-	-	-	127	-	-	127
Cash dividends declared to stockholders	-	-	-	-	(8,918)	-	(8,918)

Balance, March 31, 2019	12,126	$12	$9,805	$(46)	$143,176	$(30,879)	$122,068

	Three months ended March 31, 2018
Balance, January 1, 2018, as reported	12,103	$12	$4,967	$(160)	$103,762	$-	$108,581
Cumulative effect adjustments from changes
in accounting standards	-	-	-	-	(2,018)	-	(2,018)
Balance January 1, 2018, as adjusted	12,103	12	4,967	(160)	101,744	-	106,563
Net income	-	-	-	-	12,222	-	12,222
Share-based compensation	16	-	805	-	-	-	805
Options exercised by executives and directors	14	-	62	-	-	-	62
Net shares repurchased for employee taxes	(3)	-	(215)	-	-	-	(215)
Treasury stock from cashless options	9	-	750	-	-	(750)	-
Other comprehensive loss	-	-	-	(84)	-	-	(84)
Cash dividends declared to stockholders	-	-	-	-	(5,723)	-	(5,723)

Balance, March 31, 2018	12,139	$12	$6,369	$(244)	$108,243	$(750)	$113,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Medifast, Inc. and its wholly-owned subsidiaries (the “Company,” “we,” “us,” or “our”) included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, certain information and notes that are normally required by GAAP have been condensed or omitted.  However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading.  The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date.

The results of operations for the three months ended March 31,  2019 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2019.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2018 audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 (“2018 Form 10-K”).

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

Accounting Pronouncements Adopted in 2019 – In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) to address a specific consequence of the Tax Cuts and Jobs Act (“TCJA”) by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA’s reduction of the U.S. federal corporate income tax rate. This ASU is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized.  The Company adopted this ASU in the first quarter of 2019.  There was no material impact on the Company's condensed consolidated results of operations or cash flows. The Company's policy for releasing disproportionate income tax effects from accumulated other comprehensive income utilizes the portfolio approach.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize a right-of-use asset (“ROU”) asset and a lease liability on the balance sheet for all leases, including operating leases, and also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases.  Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases. The standard had a material impact on the Company’s Consolidated Condensed Balance Sheets, but did not have a significant impact on the Company’s consolidated net earnings and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For leases that commenced before the effective date of ASC 842, the Company elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected to exclude leases with a term of 12 months or less in the recognized ROU assets and lease liabilities.

As a result of the cumulative impact of adopting ASC 842, the Company recorded ROU assets of $11.9 million, net of $686 thousand of accrued rent, and lease liabilities of $12.6 million as of January 1, 2019, primarily related to office and warehouse space and certain equipment, based on the present value of the future lease payments on the date of adoption.

The Company determines if an arrangement is a lease at inception. The ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also consists of any prepaid lease payments and lease incentives received. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense.    See Note 5 “LEASES” for additional information about this adoption.

2. INVENTORIES

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

Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018

Raw materials	$10,535	$11,156
Packaging	1,813	1,563
Non-food finished goods	4,078	2,391
Finished goods	28,739	25,509
Reserve for obsolete inventory	(1,908)	(1,731)
Total	$43,257	$38,888

3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented.  Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended March 31,
	2019	2018

Numerator:
Net income	$20,750	$12,222

Denominator:
Weighted average shares of common stock outstanding	11,880	12,030
Effect of dilutive common stock equivalents	360	109
Weighted average shares of common stock outstanding	12,240	12,139

Earnings per share - basic	$1.75	$1.02

Earnings per share - diluted	$1.70	$1.01

The calculation of diluted EPS excluded 826 and 4,690 antidilutive options outstanding for the three months ended March 31, 2019 and 2018, respectively. The calculation for diluted EPS for the three months ended, March 31, 2019 and 2018 also excluded 1,198 and 0 antidilutive restricted stock awards, respectively.  EPS is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.

4. SHARE-BASED COMPENSATION

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of March 31, 2019 generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $171.68. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. For the three months, ended March 31, 2019, the Company did not grant stock options.  For the three months ended March 31, 2018, the weighted average input assumptions used were as follows:

2018
Expected term (in years)	6.4
Risk-free interest rate	2.64%
Expected volatility	33.31%
Dividend yield	2.88%

The following table is a summary of our stock option activity:

	Three months ended March 31,
	2019		2018
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
(shares in thousands)
Outstanding at beginning of period	107	$49.26	106	$31.18
Granted	-	-	51	66.68
Exercised	(10)	27.86	(21)	28.87
Outstanding at end of the period	97	$52.51	136	$44.79
Exercisable at end of the period	53	$40.97	60	$29.94

As of March 31, 2019, the weighted-average remaining contractual life was 7.86 years with an aggregate intrinsic value of $7.4 million for outstanding stock options and the weighted-average remaining contractual life was 7.10 years with an aggregate intrinsic value of $4.6 million for exercisable options. For the three months, ended March 31, 2019, the Company did not grant stock options.  The weighted-average grant date fair value of options granted during the three months ended March 31, 2018 was $17.79. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of March 31, 2019 was $0.8 million and is expected to be recognized over a weighted average period of 3.10 years. The Company received $269 thousand and $62 thousand in cash proceeds from the exercise of stock options during the three months ended March 31, 2019 and 2018, respectively. Upon exercising of options, the Company withheld shares for employee taxes of 1 thousand and 3 thousand for the three months ended March 31, 2019 and 2018, respectively. The total intrinsic value for stock options exercised during the three months ended March 31, 2019 and 2018 was $1.0 million and $1.4 million, respectively.

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

	Three months ended March 31,
	2019		2018
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	57	$50.55	129	$32.15
Granted	27	130.59	16	66.68
Vested	(21)	33.92	(69)	28.35
Outstanding at end of the period	63	$90.60	76	$42.99

The total fair value of restricted stock awards vested during the three months ended March 31, 2019 and 2018 was $2.8 million and $4.8 million, respectively.

The total share-based compensation charged against income was $990 thousand and $805 thousand during the three months ended March 31, 2019 and 2018, respectively. The total costs of the options and restricted stock awards charged against income was $672 thousand and $580 thousand during the three months ended March 31, 2019 and 2018, respectively. Also included for the three months ended March 31, 2019 and 2018 was $76 thousand and $73 thousand, respectively, for 63,300 performance-based contingent shares for certain key executives. Included for the three months ended March 31, 2019 and 2018 was $152 thousand in expense for 210,000 performance-based contingent shares granted to our CEO that will vest based on the achievement of certain Company performance targets.  Included for the three months ended March 31, 2019 was $90 thousand for 19,244 performance-based contingent shares for certain key executives.

The total income tax benefit recognized in the Condensed Consolidated Statements of Income for restricted stock awards was $833 thousand and $917 thousand for the three months ended March 31, 2019 and 2018, respectively.

There was $4.9 million of total unrecognized compensation cost related to restricted stock awards as of March 31, 2019, which is expected to be recognized over a weighted-average period of 2.28 years. There was $3.1 million of unrecognized compensation cost related to the 292,544 performance based contingent shares discussed above as of March 31, 2019, which is expected to be recognized over a weighted-average period of 2.42 years.

5. LEASES

The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of March 31, 2019 and for the three-month period then ended.

Our leases relating to office and warehouse space have terms of 63 months to 122 months. Our leases relating to equipment have lease terms of 60 to 203 months, with some of them having clauses relating to automatic renewal.

The Company’s warehouse agreement also contains non-lease components, in the form of payments towards logistics services and labor charges which the Company is obligated to pay based on the services consumed by it. Such amounts are not included in the measurement of the lease liability but will be recognized as expense when they are incurred.

For the three months ended March 31, 2019, the operating lease expense was $662 thousand.

Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

Three months ended March 31,
2019

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow from operating leases	$663

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,490

As of March 31, 2019, the weighted average remaining lease term was 5.5 years and the weighted average discount rate was 3.9%.

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2019 (in thousands):

2019 (excluding the three months ended March 31, 2019)	$2,191
2020	2,951
2021	2,985
2022	2,641
2023	1,633
Thereafter	2,685
Total lease payments	$15,086
Less: imputed interest	(1,536)
Total	$13,550

As previously disclosed in our 2018 Form 10-K and under the previous lease accounting standard, future minimum lease commitments under non-cancelable operating leases with terms in excess of one year would have been as follows (in thousands):

2019	$1,496
2020	1,528
2021	1,562
2022	1,222
2023	1,155
Thereafter	2,582
Total minimum lease payments	$9,545

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	March 31, 2019	December 31, 2018

Foreign currency translation	$(1)	$(2)
Unrealized losses on marketable securities	(45)	(171)
Accumulated other comprehensive loss	$(46)	$(173)

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

The following tables represent cash and the available-for-sale securities adjusted cost, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities (in thousands):

	March 31, 2019
	Cost	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$39,714	$-	$-	$39,714	$39,714	$-

Level 1:
Certificate of deposit	60,000	-	-	60,000	60,000	-
Money market accounts	2,128	-	-	2,128	2,128	-
Government & agency securities	2,833	(48)	11	2,796	-	2,796
	64,961	(48)	11	64,924	62,128	2,796

Level 2:
Municipal bonds	15,667	(61)	183	15,789	-	15,789

Total	$120,342	$(109)	$194	$120,427	$101,842	$18,585

	December 31, 2018
	Cost	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$35,436	$-	$-	$35,436	$35,436	$-

Level 1:
Certificate of deposit	40,000	-	-	40,000	40,000	-
Money market accounts	5,928	-	-	5,928	5,928	-
Government & agency securities	2,835	(72)	-	2,763	-	2,763
	48,763	(72)	-	48,691	45,928	2,763

Level 2:
Municipal bonds	16,791	(164)	280	16,907	-	16,907

Total	$100,990	$(236)	$280	$101,034	$81,364	$19,670

The Company had no realized loss or gains for the three months ended March 31,  2019 and 2018, respectively.  As of March 31,  2019 and 2018, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.  The maturities of the Company’s investment securities generally range up to 5 years for municipal bonds and for government and agency securities.

Item 2.  MANAGEMENT’S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions, which are not historical in nature, identify forward-looking statements.  However, the absence of these words or expressions does not necessarily mean that a statement is not forward-looking.  All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements.  Management believes that these forward-looking statements are reasonable as and when made.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in our 2018 Form 10‑K, and those described from time to time in our future reports filed with the SEC.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview

We are a leading health and wellness company that empowers people to transform their lives one healthy habit at a time. Through our rapidly growing community of independent wellness coaches, we seek to enrich the lives of our clients through programs that promote healthy living and through the manufacture and distribution of our proprietary health and wellness products. We believe we are building the most trusted, transparent and effective direct-sales health and wellness community in the world. Our operations are primarily conducted through our wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Inc., Medifast Nutrition, Inc., Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited and OPTAVIA (Singapore) PTE. LTD.

Since our founding, we have been an innovator in the development of nutritional weight-management products and programs. We sell a variety of weight loss, weight management and healthy living products all based on our proprietary formulas under the Medifast®, OPTAVIA®, Thrive by Medifast, Optimal Health by Take Shape for Life, Flavors of Home®, and Essential 1 brands. Our meal replacement line includes more than 150 options, including, but not limited to, bars, bites, pretzels, puffs, cereal crunch, drinks, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups. The Thrive by Medifast and Optimal Health by Take Shape for Life lines include a variety of specially formulated bars, shakes, and smoothies for those who are maintaining their weight for long-term healthy living. We identify opportunities to expand our product line by regularly surveying our clients and studying industry and consumer trends. This allows us to introduce new, high quality products that meet consumer demand.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. Our significant accounting policies are described in Note 1 to the condensed consolidated financial statements included in this report.

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

Overview of Results of Operations

Our product sales accounted for 98% our revenues for the three months ended March 31,  2019 and 2018, respectively.

The following tables reflect our income statements (in thousands, except percentages):

	Three months ended March 31,
	2019	2018	$ Change	% Change

Revenue	$165,876	$98,596	$67,280	68.2%
Cost of sales	40,729	23,788	(16,941)	-71.2%
Gross profit	125,147	74,808	50,339	67.3%

Selling, general, and administrative	100,432	60,125	(40,307)	-67.0%

Income from operations	24,715	14,683	10,032	68.3%

Other income (expense)
Interest income, net	312	249	63	25.3%
Other income (expense)	(6)	(1)	(5)	500.0%
	306	248	58	23.4%

Income from operations before income taxes	25,021	14,931	10,090	67.6%

Provision for income tax	4,271	2,709	(1,562)	-57.7%

Net income	$20,750	$12,222	$8,528	69.8%

% of revenue
Gross profit	75.4%	75.9%
Selling, general, and administrative costs	60.5%	61.0%
Income from operations	14.9%	14.9%

Revenue:  Revenue increased $67.3 million, or 68.2%, to $165.9 million for the three months ended March 31,  2019 from  $98.6 million for the three months ended March 31,  2018. This is the eighth consecutive quarter of year-over-year revenue growth and the ninth consecutive quarter of sequential revenue improvement. The number of active earning OPTAVIA Coaches for the three months ended March 31,  2019 increased to 27,200 from 16,700 for the corresponding period in 2018, an increase of 62.9%.  The quarterly revenue per OPTAVIA Coach increased 10.2% to $5,817 for the three months ended March 31,  2019 from $5,278 for the three months ended March 31,  2018. This growth in revenue resulted in part from business initiatives accelerating new OPTAVIA Coach conversions and new clients starting our plans,  aided by the ongoing transition of clients to higher priced OPTAVIA branded products.  OPTAVIA-branded products represented 73% of consumable units sold for the three months ended March 31, 2019 compared to 58% for the corresponding period in 2018.

Costs of sales:  Cost of sales increased $16.9 million, or 71.2%, to $40.7 million for the three months ended March 31,  2019 from the corresponding period in 2018. The increase in cost of sales for the three months ended March 31,  2019 was primarily driven by increased product sales.

Gross profit:  For the three months ended March 31,  2019, gross profit increased $50.3 million, or 67.3%, to $125.1 million from the corresponding period in 2018. As a percentage of sales, gross margin decreased 50 basis points to 75.4% for the three months ended March 31,  2019 from 75.9% for the corresponding period in 2018. The decrease in gross margin percentage for the quarter was driven by higher obsolescence and shipping costs.

Selling, general and administrative:  Selling, general and administrative (“SG&A”) expenses were $100.4 million for the three months ended March 31,  2019, an increase of $40.3 million, or 67.0%, as compared to $60.1 million from the corresponding period in 2018. This increase was primarily the result of increased OPTAVIA commission expense.  In addition, SG&A expenses increased as a result of increased consulting costs related to information technology projects, increased salaries and benefits and increased credit card fees resulting from higher sales.    As a percentage of sales, SG&A expenses were 60.5% as compared to 61.0% for the three months ended March 31,  2019 and 2018, respectively.  SG&A expenses included research and development costs of $654 thousand and $421 thousand for the three months ended March 31, 2019 and 2018, respectively.

OPTAVIA commission expense, which is variable based upon product sales, increased $31.2 million, or more than 83.5%, for the three months ended March 31,  2019 from the corresponding period in 2018. This increase was primarily the result of increased product sales and number of active earning OPTAVIA Coaches. As OPTAVIA revenue increased as a portion of the Company’s total sales mix, the commission rate as a percentage of revenue increased 340 basis points to 41.3% for the first quarter of 2019 compared to 37.9% for the first quarter last year. This is an outcome of the success we are experiencing with our OPTAVIA Integrated Coach Model.

Income from operations:  For the three months ended March 31,  2019, income from operations increased $10.0 million to $24.7 million from $14.7 million for the corresponding period in 2018 primarily as a result of increased gross profits partially offset by increased SG&A expenses. Income from operations as a percentage of sales was 14.9% for the three months ended March 31, 2019 and 2018, respectively.

Interest income, net: For the three months ended March 31,  2019 and 2018, interest income was $312 thousand and $249 thousand, respectively.

Other income (expense):  For the three months ended March 31,  2019 and 2018, other income (expense) was an expense of $6 thousand and $1 thousand, respectively.

Income from operations before income taxes:  Income from operations before income taxes was $25.0 million for the three months ended March 31,  2019 as compared to $14.9 million for the three months ended March 31,  2018, an increase of $10.1 million.  Pre-tax profit as a percentage of sales was 15.1% for the three months ended March 31,  2019 and 2018, respectively.

Provision for income tax:  For the three months ended March 31, 2019, the Company recorded $4.3 million in income tax expense, an effective rate of 17.1%, as compared to $2.7 million in income tax expense, an effective rate of 18.1%, for the three months ended March 31, 2018. The decrease in the effective tax rate was driven by a 2.4% decrease relating to the discrete accounting for taxes associated with share-based compensation offset by a 3.5% benefit from the net operating loss due to state apportionment.  The Company anticipates a full year tax rate of 21.5% to 22.5% in 2019.

Net income: Net income was $20.8 million, or $1.70 per diluted share, for the three months ended March 31, 2019 as compared to $12.2 million, or $1.01 per diluted share, for the three months ended March 31, 2018. The period-over-period changes were driven by the factors described above.

Liquidity and Capital Resources

The Company had stockholders’ equity of $122.1 million and working capital of $92.4 million at March 31,  2019 as compared with $109.1 million and $85.2 million at December 31, 2018, respectively.  The $13.0 million net increase in stockholder’s equity reflects $20.8 million in net income for the three months ended March 31,  2019 offset by $8.9 million for declared dividends paid to our common stock holders as well as the other equity transactions described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in our condensed consolidated financial statements included in this report.  The Company declared a dividend of $9.1 million, or $0.75 per share, to common stockholders as of March 29,  2019 that will be paid in the second quarter of 2019. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance that we will be able to continue to declare and pay dividends.  The Company’s cash, cash equivalents, and investment securities increased from $101.0 million at December 31, 2018 to $120.4 million at March 31,  2019.

Net cash provided by operating activities increased $14.7 million to $32.7 million for the three months ended March 31,  2019 from $18.0 million for the three months ended March 31,  2018 primarily as a result of increased net income and an increase in accounts payables.

Net cash used in investing activities was $3.4 million for the three months ended March 31,  2019 as compared to $86 thousand for the three months ended March 31,  2018. This change resulted from an increase in cash used in capital expenditures for the three months ended March 31,  2019 from the corresponding period in 2018.

Net cash used in financing activities increased $2.8 million to $8.8 million for the three months ended March 31,  2019 from $6.0 million for the three months ended March 31,  2018. This increase was due to cash dividends paid to stockholders.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio.  Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, U.S. money market securities, and high-grade corporate securities, directly or through managed funds.  Its cash is deposited in and invested through highly rated financial institutions in North America.  Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases.  If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at March 31,  2019, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2018.

Item 4.  Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, as of March 31,  2019.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.  Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting:

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Act) during the fiscal quarter ended March 31,  2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We implemented additional internal controls to ensure we properly assessed and accounted for the impact of the new accounting standard related to leases on our

financial statements which became effective on January 1, 2019.   There were no significant changes to our internal control over financial reporting related to the adoption of the new standard.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2018 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2019	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	-	$-	-	664,817
February 1 - February 28	1,124	127.07	-	664,817
March 1 - March 31	-	-	-	664,817

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

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8‑K (File No. 001‑31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K (File No. 001‑31573) filed on April 6, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended March 31,  2019 filed May 2,  2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

In accordance with SEC Release No. 33‑8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 2, 2019

/s/ TIMOTHY G. ROBINSON
Timothy G. Robinson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	May 2, 2019