Form 10-Q
period 2019-06-30
MEDIFAST INC
filed 2019-08-02
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	MED	NYSE

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the registrant’s common stock outstanding at July 26, 2019 was 11,836,334.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts & dividend data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenue	$187,103	$117,324	$352,979	$215,920
Cost of sales	46,393	28,525	87,122	52,313
Gross profit	140,710	88,799	265,857	163,607

Selling, general, and administrative	113,355	71,689	213,787	131,814

Income from operations	27,355	17,110	52,070	31,793

Other income (expense)
Interest income, net	425	330	737	579
Other income (expense)	(2)	179	(8)	178
	423	509	729	757

Income from operations before income taxes	27,778	17,619	52,799	32,550

Provision for income taxes	6,395	3,486	10,666	6,195

Net income	$21,383	$14,133	$42,133	$26,355

Earnings per share - basic	$1.80	$1.17	$3.55	$2.19

Earnings per share - diluted	$1.75	$1.16	$3.45	$2.17

Weighted average shares outstanding -
Basic	11,861	12,037	11,870	12,032
Diluted	12,218	12,174	12,229	12,129

Cash dividends declared per share	$0.75	$0.48	$1.50	$0.96

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net income	$21,383	$14,133	$42,133	$26,355
Other comprehensive income (loss), net of tax:
Foreign currency translation	-	-	1	-
Unrealized gains (losses) on marketable securities	102	25	228	(59)

Other comprehensive income (loss)	102	25	229	(59)

Comprehensive income	$21,485	$14,158	$42,362	$26,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except par value)

	June 30,	December 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$96,311	$81,364
Accounts receivable-net of doubtful accounts of $931 and $394 at
June 30, 2019 and December 31, 2018, respectively	978	1,011
Inventory	48,473	38,888
Investment securities	17,211	19,670
Income taxes, prepaid	1,365	-
Prepaid expenses and other current assets	7,638	4,586
Total current assets	171,976	145,519

Property, plant and equipment - net	24,984	19,747
Right-of-use asset	12,296	-
Other assets	710	1,183
Deferred tax assets	2,605	2,980

TOTAL ASSETS	$212,571	$169,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$73,570	$60,323
Current lease obligation	2,474	-
Total current liabilities	76,044	60,323

Lease obligation, less current lease obligation	10,504	-
Total liabilities	86,548	60,323

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized;
12,126 and 12,117 issued and 11,827 and 11,868 outstanding
at June 30, 2019 and December 31, 2018, respectively	12	12
Additional paid-in capital	11,070	8,802
Accumulated other comprehensive income (loss)	56	(173)
Retained earnings	155,762	131,344
Less: Treasury stock at cost, 264 and 193 shares at June 30, 2019 and December 31, 2018, respectively	(40,877)	(30,879)
Total stockholders' equity	126,023	109,106

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$212,571	$169,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2019	2018

Operating Activities
Net income	$42,133	$26,355
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	2,156	2,689
Share-based compensation	2,245	1,635
Loss on sale of disposal of property, plant and equipment	17	50
Realized loss (gain) on investment securities, net	8	(21)
Amortization of premium on investment securities	249	298
Deferred income taxes	375	(1,036)
Change in operating assets and liabilities:
Accounts receivable	33	199
Inventory	(9,585)	(6,670)
Income taxes, prepaid	(1,365)	2,673
Prepaid expenses and other current assets	(3,052)	368
Other assets	35	33
Accounts payable and accrued expenses	13,963	11,958
Net cash flow provided by operating activities	47,212	38,531

Investing Activities
Sale and maturities of investment securities	2,430	1,200
Sale of property and equipment	-	184
Purchase of property and equipment	(6,972)	(2,094)
Net cash flow used in investing activities	(4,542)	(710)

Financing Activities
Options exercised by executives and directors	279	62
Net shares repurchased for employee taxes	(256)	(215)
Cash dividends paid to stockholders	(17,749)	(11,673)
Stock repurchases	(9,998)	(19,996)
Net cash flow used in financing activities	(27,724)	(31,822)

Foreign currency impact	1	-

Increase in cash and cash equivalents	14,947	5,999
Cash and cash equivalents - beginning of the period	81,364	75,077
Cash and cash equivalents - end of period	$96,311	$81,076

Supplemental disclosure of cash flow information:
Income taxes paid	$11,338	$4,380
Dividends declared included in accounts payable	$9,102	$5,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Six months ended June 30, 2019
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2018	12,117	$12	$8,802	$(173)	$131,344	$(30,879)	$109,106
Net income	-	-	-	-	20,750	-	20,750
Share-based compensation	-	-	990	-	-	-	990
Options exercised by executives and directors	10	-	269	-	-	-	269
Net shares repurchased for employee taxes	(1)	-	(256)	-	-	-	(256)
Other comprehensive income	-	-	-	127	-	-	127
Cash dividends declared to stockholders	-	-	-	-	(8,918)	-	(8,918)

Balance, March 31, 2019	12,126	12	9,805	(46)	143,176	(30,879)	122,068
Net income	-	-	-	-	21,383	-	21,383
Share-based compensation	-	-	1,255	-	-	-	1,255
Options exercised by executives and directors	-	-	10	-	-	-	10
Other comprehensive income	-	-	-	102	-	-	102
Treasury stock from stock repurchases	-	-	-	-	-	(9,998)	(9,998)
Cash dividends declared to stockholders	-	-	-	-	(8,797)	-	(8,797)

Balance, June 30, 2019	12,126	$12	$11,070	$56	$155,762	$(40,877)	$126,023

	Six months ended June 30, 2018
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total

Balance, January 1, 2018, as reported	12,103	$12	$4,967	$(160)	$103,762	$-	$108,581
Cumulative effect adjustments from changes
in accounting standards	-	-	-	-	(2,018)	-	(2,018)
Balance January 1, 2018, as adjusted	12,103	12	4,967	(160)	101,744	-	106,563
Net income	-	-	-	-	12,222	-	12,222
Share-based compensation	16	-	805	-	-	-	805
Options exercised by executives and directors	14	-	62	-	-	-	62
Net shares repurchased for employee taxes	(3)	-	(215)	-	-	-	(215)
Treasury stock from cashless options	9	-	750	-	-	(750)	-
Other comprehensive loss	-	-	-	(84)	-	-	(84)
Cash dividends declared to stockholders	-	-	-	-	(5,723)	-	(5,723)

Balance, March 31, 2018	12,139	12	6,369	(244)	108,243	(750)	$113,630
Net income	-	-	-	-	14,133	-	14,133
Share-based compensation	-	-	830	-	-	-	830
Options exercised by executives and directors	2	-	-	-	-	-	-
Treasury stock from stock repurchases	-	-	-	-	-	(19,996)	(19,996)
Other comprehensive income	-	-	-	25	-	-	25
Cash dividends declared to stockholders	-	-	-	-	(5,759)	-	(5,759)

Balance, June 30, 2018	12,141	$12	$7,199	$(219)	$116,617	$(20,746)	$102,863

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

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2019. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2018 audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Form 10-K”).

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet for all leases, including operating leases, and also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases. The standard had a material impact on the Company’s Consolidated Condensed Balance Sheets, but did not have a significant impact on the Company’s consolidated net earnings and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For leases that commenced before the effective date of ASC 842, the Company elected the permitted practical expedients that do not require the Company to reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected to exclude leases with a term of 12 months or less in the recognized ROU assets and lease liabilities.

As a result of the cumulative impact of adopting ASC 842, the Company recorded ROU assets of $11.9 million, net of $686 thousand of accrued rent, and lease liabilities of $12.6 million as of January 1, 2019, primarily related to office and warehouse space and certain equipment, based on the present value of the future lease payments on the date of adoption.

The Company determines if an arrangement is a lease at inception. The ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The ROU asset also consists of any prepaid lease payments and lease incentives received. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. See Note 5 “LEASES” for additional information about this adoption.

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

Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018

Raw materials	$11,204	$11,156
Packaging	2,264	1,563
Non-food finished goods	5,186	2,391
Finished goods	32,474	25,509
Reserve for obsolete inventory	(2,655)	(1,731)
Total	$48,473	$38,888

3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Numerator:
Net income	$21,383	$14,133	$42,133	$26,355

Denominator:
Weighted average shares of common stock outstanding	11,861	12,037	11,870	12,032
Effect of dilutive common stock equivalents	357	137	359	97
Weighted average shares of common stock outstanding	12,218	12,174	12,229	12,129

Earnings per share - basic	$1.80	$1.17	$3.55	$2.19

Earnings per share - diluted	$1.75	$1.16	$3.45	$2.17

The calculation of diluted EPS excluded 611 and 56 antidilutive options outstanding for the three months ended June 30, 2019 and 2018, respectively, and 752 and 6,220 antidilutive options outstanding for the six months ended June 30, 2019 and 2018, respectively. The calculation of diluted EPS also excluded 350 and 0 antidilutive restricted stock awards for the three months ended June 30, 2019 and 2018, respectively, and 705 and 0 antidilutive restricted stock awards for the six months ended June 30, 2019 and 2018, respectively. EPS is computed independently for each of the periods presented above, and accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.

4. SHARE-BASED COMPENSATION

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of June 30, 2019 generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $171.68. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. For the six months ended June 30, 2019, the Company did not grant stock options. For the six months ended June 30, 2018, the weighted average input assumptions used were as follows:

2018
Expected term (in years)	6.4
Risk-free interest rate	2.62%
Expected volatility	33.30%
Dividend yield	2.87%

The following table is a summary of our stock option activity:

	Six months ended June 30,
	2019		2018
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
(shares in thousands)
Outstanding at beginning of period	107	$49.26	106	$31.18
Granted	-	-	51	67.50
Exercised	(10)	28.21	(21)	28.87
Outstanding at end of the period	97	$52.53	136	$45.17
Exercisable at end of the period	52	$40.96	60	$29.94

As of June 30, 2019, the weighted-average remaining contractual life for outstanding stock options was 7.61 years with an aggregate intrinsic value of $7.5 million and the weighted-average remaining contractual life for exercisable stock options was 6.85 years with an aggregate intrinsic value of $4.6 million. For the six months ended June 30, 2019, the Company did not grant stock options. The weighted-average grant date fair value of options granted during the six months ended June 30, 2018 was $18.08. The unrecognized compensation expense calculated under the fair value method for stock options expected to vest as of June 30, 2019 was $0.7 million and is expected to be recognized over a weighted average period of 2.92 years. The Company received $279 thousand and $62 thousand in cash proceeds from the exercise of stock options during the six months ended June 30, 2019 and 2018, respectively. Upon exercising of stock options, the Company withheld shares of the Company’s common stock for employee taxes of 1 thousand and 3 thousand for the six months ended June 30, 2019 and 2018, respectively. The total intrinsic value for stock options exercised during the six months ended June 30, 2019 and 2018 was $1.0 million and $1.4 million, respectively.

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

	Six months ended June 30,
	2019		2018
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	57	$50.55	129	$32.15
Granted	28	130.89	17	70.67
Vested	(31)	45.30	(85)	31.59
Forfeited	(2)	167.48	-	-
Outstanding at end of the period	52	$92.36	61	$43.71

The total fair value of restricted stock awards vested during the six months ended June 30, 2019 and 2018 was $4.0 million and $7.4 million, respectively.

The total share-based compensation charged against income was $1.3 million and $830 thousand during the three months ended June 30, 2019 and 2018, respectively, and $2.2 million and $1.6 million during the six months ended June 30, 2019 and 2018, respectively. The total costs of the options and restricted stock awards charged against income was $791 thousand and $600 thousand during the three months ended June 30, 2019 and 2018, respectively, and $1.5 million and $1.2 million during the six months ended June 30, 2019 and 2018, respectively. Also included for the three and six months ended June 30, 2019 was $75 thousand and $151 thousand, respectively, for 63,300 performance-based deferred shares and for the three and six months ended June 30, 2018 was $79 thousand and $152 thousand, respectively, for 63,300 performance-based deferred shares in expense for certain key executives. Included for the three and six months ended June 30, 2019 was $151 thousand and $303 thousand, respectively, in expense for 210,000 performance-based contingent shares granted to our CEO that will vest based on the achievement of certain Company performance targets. For the three and six months ended June 30, 2018, costs charged against income was $151 thousand and $303 thousand, respectively. Included for the three months and six months ended June 30, 2019 was $202 thousand and $292 thousand, respectively, for 17,780 performance-based contingent shares for certain other key executives granted in 2019.

The total income tax benefit recognized in the Condensed Consolidated Statements of Income for restricted stock awards was $385 thousand and $546 thousand for the three months ended June 30, 2019 and 2018, respectively, and was $1.2 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively.

There was $3.9 million of total unrecognized compensation cost related to restricted stock awards as of June 30, 2019, which is expected to be recognized over a weighted-average period of 2.15 years. There was $2.5 million of unrecognized compensation cost related to the 291,080 performance-based contingent shares discussed above as of June 30, 2019, which is expected to be recognized over a weighted-average period of 2.25 years.

5. LEASES

The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of June 30, 2019 and for the six-month period then ended.

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

For the three and six months ended June 30, 2019, the operating lease expense was $726 thousand and $1.4 million, respectively.

Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2019	2019

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow from operating leases	$729	$1,392

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$1,490

As of June 30, 2019, the weighted average remaining lease term was 5.2 years and the weighted average discount rate was 3.9%.

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2019 (in thousands):

2019 (excluding the six months ended June 30, 2019)	$1,462
2020	2,951
2021	2,985
2022	2,641
2023	1,665
Thereafter	2,685
Total lease payments	$14,389
Less: imputed interest	(1,411)
Total	$12,978

As previously disclosed in our 2018 Form 10-K and under the previous lease accounting standard, future minimum lease commitments under non-cancelable operating leases with terms in excess of one year would have been as follows (in thousands):

2019	$1,496
2020	1,528
2021	1,562
2022	1,222
2023	1,155
Thereafter	2,582
Total minimum lease payments	$9,545

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	June 30, 2019	December 31, 2018

Foreign currency translation	$(1)	$(2)
Unrealized losses on marketable securities	57	(171)
Accumulated other comprehensive income (loss)	$56	$(173)

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

The following tables represent cash and the available-for-sale securities adjusted cost, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities (in thousands):

	June 30, 2019
	Cost	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$32,632	$-	$-	$32,632	$32,632	$-

Level 1:
Certificate of deposit	60,000	-	-	60,000	60,000	-
Money market accounts	3,679	-	-	3,679	3,679	-
Government & agency securities	2,833	(9)	23	2,847	-	2,847
	66,512	(9)	23	66,526	63,679	2,847

Level 2:
Municipal bonds	14,118	-	246	14,364	-	14,364

Total	$113,262	$(9)	$269	$113,522	$96,311	$17,211

	December 31, 2018
	Cost	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$35,436	$-	$-	$35,436	$35,436	$-

Level 1:
Certificate of deposit	40,000	-	-	40,000	40,000	-
Money market accounts	5,928	-	-	5,928	5,928	-
Government & agency securities	2,835	(72)	-	2,763	-	2,763
	48,763	(72)	-	48,691	45,928	2,763

Level 2:
Municipal bonds	16,791	(164)	280	16,907	-	16,907

Total	$100,990	$(236)	$280	$101,034	$81,364	$19,670

The Company had no realized loss or gains for the three and six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and 2018, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range up to 5 years for municipal bonds and for government and agency securities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions, which are not historical in nature, identify forward-looking statements. However, the absence of these words or expressions does not necessarily mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our 2018 Form 10-K, and those described from time to time in our future reports filed with the SEC.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview

We are a leading health and wellness company that empowers people to transform their lives one healthy habit at a time. Through our rapidly growing community of independent wellness coaches, we seek to enrich the lives of our clients through programs that promote healthy living and through the manufacture and distribution of our proprietary health and wellness products. We believe we are building one of the most trusted, transparent and effective direct-sales health and wellness community in the world. Our operations are primarily conducted through our wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Inc., Medifast Nutrition, Inc., Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited and OPTAVIA (Singapore) PTE. LTD.

Since our founding, we have been an innovator in the development of nutritional weight-management products and programs. We sell a variety of weight loss, weight management and healthy living products all based on our proprietary formulas under the Medifast®, OPTAVIA®, Thrive by Medifast, Optimal Health by Take Shape for Life, Flavors of Home®, and Essential 1 brands. Our product line includes more than 145 consumable options, including, but not limited to, bars, bites, pretzels, puffs, cereal crunch, drinks, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups. The Thrive by Medifast and Optimal Health by Take Shape for Life lines include a variety of specially formulated bars, shakes, and smoothies for those who are maintaining their weight for long-term healthy living. We identify opportunities to expand our product line by regularly surveying our clients and studying industry and consumer trends. This allows us to introduce new, high quality products that meet consumer demand.

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

Our OPTAVIA Coaches are independent contractors, not employees, who support our clients and market our products and services primarily through word of mouth, email, direct mail and via social media channels such as Facebook, Instagram, Twitter or Zoom. As direct-sales entrepreneurs, OPTAVIA Coaches market our products to friends, family and other acquaintances with whom they have established strong relationships.

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

As we have previously disclosed, global expansion is an important component of our long-term growth strategy. In July 2019, we commenced our international operations, entering into the Asia Pacific markets of Hong Kong and Singapore. Our decision to enter these markets was based on industry market research that reflects a dynamic shift in how health care is being prioritized and consumed in those countries.

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

Overview of Results of Operations

Our product sales accounted for 98% of our revenues for the six months ended June 30, 2019 and 2018, respectively.

The following tables reflect our income statements (in thousands, except percentages):

	Three months ended June 30,
	2019	2018	$ Change	% Change

Revenue	$187,103	$117,324	$69,779	59.5%
Cost of sales	46,393	28,525	(17,868)	-62.6%
Gross profit	140,710	88,799	51,911	58.5%

Selling, general, and administrative	113,355	71,689	(41,666)	-58.1%

Income from operations	27,355	17,110	10,245	59.9%

Other income (expense)
Interest income, net	425	330	95	28.8%
Other income (expense)	(2)	179	(181)	-101.1%
	423	509	(86)	-16.9%

Income from operations before income taxes	27,778	17,619	10,159	57.7%

Provision for income tax	6,395	3,486	(2,909)	-83.4%

Net income	$21,383	$14,133	$7,250	51.3%

% of revenue
Gross profit	75.2%	75.7%
Selling, general, and administrative costs	60.6%	61.1%
Income from operations	14.6%	14.6%
Income from operations before income taxes	14.8%	15.0%

	Six months ended June 30,
	2019	2018	$ Change	% Change

Revenue	$352,979	$215,920	$137,059	63.5%
Cost of sales	87,122	52,313	(34,809)	-66.5%
Gross Profit	265,857	163,607	102,250	62.5%

Selling, general, and administrative	213,787	131,814	(81,973)	-62.2%

Income from operations	52,070	31,793	20,277	63.8%

Other income (expense)
Interest income, net	737	579	158	27.3%
Other income (expense)	(8)	178	(186)	-104.5%
	729	757	(28)	-3.7%

Income from operations before income taxes	52,799	32,550	20,249	62.2%

Provision for income taxes	10,666	6,195	(4,471)	-72.2%

Net income	$42,133	$26,355	$15,778	59.9%

% of revenue
Gross Profit	75.3%	75.8%
Selling, general, and administrative costs	60.6%	61.0%
Income from Operations	14.8%	14.7%
Income from operations before income taxes	15.0%	15.1%

Revenue: Revenue increased $69.8 million, or 59.5%, to $187.1 million for the three months ended June 30, 2019 from $117.3 million for the three months ended June 30, 2018. This is the ninth consecutive quarter of year-over-year revenue growth and the tenth consecutive quarter of sequential revenue improvement. The number of active earning OPTAVIA Coaches for the three months ended June 30, 2019 increased to 30,600 from 19,700 for the corresponding period in 2018, an increase of 55.3%. The quarterly revenue per OPTAVIA Coach increased 7.1% to $5,863 for the three months ended June 30, 2019 from $5,474 for the three months ended June 30, 2018. Revenue increased $137.1 million, or 63.5%, to $353.0 million for the six months ended June 30, 2019 from $215.9 million for the six months ended June 30, 2018. This growth in revenue for the quarter and six months ended June 30, 2019 resulted in part from business initiatives accelerating new OPTAVIA Coach conversions and new clients starting our plans, aided by the ongoing transition of clients to higher priced OPTAVIA branded products. OPTAVIA-branded products represented 75% of consumable units sold for the three months ended June 30, 2019 compared to 64% for the corresponding period in 2018 and 74% of consumable units sold for the six months ended June 30, 2019 compared to 62% for the corresponding period in 2018.

Costs of sales: Cost of sales increased $17.9 million, or 62.6%, to $46.4 million for the three months ended June 30, 2019 from the corresponding period in 2018 and increased $34.8 million, or 66.5%, to $87.1 million for the six months ended June 30, 2019 from the corresponding period in 2018. The increase in cost of sales for the three months and six months ended June 30, 2019 was primarily driven by increased product sales.

Gross profit: For the three months ended June 30, 2019, gross profit increased $51.9 million, or 58.5%, to $140.7 million from the corresponding period in 2018. As a percentage of sales, gross margin decreased 50 basis points to 75.2% for the three months ended June 30, 2019 from 75.7% for the corresponding period in 2018. For the six months ended June 30, 2019, gross profit increased $102.3 million, or 62.5%, to $265.9 million from the corresponding period in 2018. As a percentage of sales, gross margin decreased 50 basis points to 75.3% for the six months ended June 30, 2019 from 75.8% for the corresponding period in 2018. The decrease in gross margin percentage for the quarter and year-to-date periods were primarily driven by higher product costs, obsolescence costs associated with a specific slow-moving product and the costs of complying with new U.S. Food and Drug Administration nutritional labeling requirements.

Selling, general and administrative: Selling, general and administrative (“SG&A”) expenses were $113.4 million for the three months ended June 30, 2019, an increase of $41.7 million, or 58.1%, as compared to $71.7 million from the corresponding period in 2018. As a percentage of sales, SG&A expenses were 60.6% as compared to 61.1% for the three months ended June 30, 2019 and 2018, respectively. SG&A expenses included research and development costs of $549 thousand and $561 thousand for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, SG&A expenses increased $82.0 million, or 62.2%, to $213.8 million from $131.8 million for the corresponding period in 2018. SG&A expenses included $1.2 million and $981 thousand in research and development costs for the six months ended June 30, 2019 and 2018, respectively. As a percentage of sales, SG&A expenses were 60.6% for the six months ended June 30, 2019 as compared to 61.0% for the corresponding period in 2018. The increase for the quarter and year-to-date were primarily the result of increased OPTAVIA commission expense as a result of higher sales. In addition, SG&A expenses increased as a result of increased consulting costs related to information technology projects, increased salaries and benefits and increased credit card fees resulting from higher sales.

OPTAVIA commission expense, which is variable based upon product sales, increased $31.8 million, or 69.0%, for the three months ended June 30, 2019 from the corresponding period in 2018 and increased $63.0 million, or 75.5%, for the six months ended June 30, 2019 from the corresponding period in 2018. These increases were primarily the result of increased product sales and number of active earning OPTAVIA Coaches. As OPTAVIA revenue increased as a portion of the Company’s total sales mix, the commission rate as a percentage of revenue increased 240 basis points to 41.7% for the second quarter of 2019 compared to 39.3% for the second quarter last year and increased 280 basis points to 41.5% for the six months ended June 30, 2019 compared to 38.7% for the corresponding period in 2018. This is an outcome of the success we are experiencing with our OPTAVIA Integrated Coach Model.

Income from operations: For the three months ended June 30, 2019, income from operations increased $10.3 million to $27.4 million from $17.1 million for the corresponding period in 2018 primarily as a result of increased gross profits partially offset by increased SG&A expenses. Income from operations as a percentage of sales was 14.6% for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, income from operations increased $20.3 million to $52.1 million from $31.8 million for the corresponding period in 2018 primarily as a result of increased gross profits partially offset by increased SG&A expenses. Income from operations as a percentage of sales was 14.8% and 14.7% for the six months ended June 30, 2019 and 2018, respectively.

Interest income, net: For the three and six months ended June 30, 2019, interest income was $425 thousand and $737 thousand, respectively and for the three and six months ended June 30, 2018, interest income was $330 thousand and $579 thousand, respectively.

Other income (expense): For the three months ended June 30, 2019 and 2018, other income (expense) was an expense of $2 thousand and income of $179 thousand, respectively. For the six months ended June 30, 2019 and 2018, other income (expense) was an expense of $8 thousand and income of $178 thousand, respectively.

Income from operations before income taxes: Income from operations before income taxes was $27.8 million for the three months ended June 30, 2019 as compared to $17.6 million for the three months ended June 30, 2018, an increase of $10.2 million. Income from operations before income taxes as a percentage of sales decreased to 14.8% for the three months ended June 30, 2019 from 15.0% for the three months ended June 30, 2018. Income from operations before income taxes was $52.8 million for the six months ended June 30, 2019 as compared to $32.6 million for the six months ended June 30, 2018, an increase of $20.2 million. Income from operations before income taxes as a percentage of sales decreased to 15.0% for the six months ended June 30, 2019 from 15.1% for the six months ended June 30, 2018.

Provision for income tax: For the three months ended June 30, 2019, the Company recorded $6.4 million in income tax expense, an effective rate of 23.0%, as compared to $3.5 million in income tax expense, an effective rate of 19.8%, for the three months ended June 30, 2018. The increase in the effective tax rate was primarily driven by a 2.1% decrease relating to the discrete accounting for taxes associated with share-based compensation and by a decrease of 1.2% benefit from the net operating loss due to state apportionment. For the six months ended June 30, 2019, the Company recorded $10.7 million in income tax expense, an effective rate of 20.2%, as compared to $6.2 million in income tax expense, an effective rate of 19.0%, for the six months ended June 30, 2018. The increase in the effective tax rate for the six month ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily driven by a 1.8% decrease attributable to the discrete accounting for taxes associated with share-based compensation partially offset by increased 0.8% resulting from the benefits of net operating loss due to state apportionment. The Company anticipates a full year tax rate of 21.5% to 22.5% in 2019, exclusive of any discrete tax benefits from share-based compensation awards vesting in the fourth quarter.

Net income: Net income was $21.4 million and $42.1 million, or $1.75 and $3.45 per diluted share, for the three and six months ended June 30, 2019 as compared to $14.1 million and $26.4 million, or $1.16 and $2.17 per diluted share, for the three months and six months ended June 30, 2018. The period-over-period changes were driven by the factors described above in the explanations from operations.

Liquidity and Capital Resources

The Company had stockholders’ equity of $126.0 million and working capital of $95.9 million at June 30, 2019 as compared with $109.1 million and $85.2 million at December 31, 2018, respectively. The $16.9 million net increase in stockholder’s equity reflects $42.1 million in net income for the six months ended June 30, 2019 offset by $10.0 million spent on repurchases of common stock, and $17.7 million for declared dividends paid to holders of the Company’s common stock as well as the other equity transactions described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in our condensed consolidated financial statements included in this report. The Company declared a dividend of $8.9 million, or $0.75 per share, to common stockholders as of June 28, 2019 that will be paid in the third quarter of 2019. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance that we will be able to continue to declare and pay dividends. The Company’s cash, cash equivalents, and investment securities increased from $101.0 million at December 31, 2018 to $113.5 million at June 30, 2019. The Company also repurchased approximately 71,000 shares during the second quarter of 2019.

Net cash provided by operating activities increased $8.7 million to $47.2 million for the six months ended June 30, 2019 from $38.5 million for the six months ended June 30, 2018 primarily as a result of increased net income offset by an increase in working capital.

Net cash used in investing activities was $4.5 million for the six months ended June 30, 2019 as compared to $710 thousand for the six months ended June 30, 2018. This change resulted from an increase in cash used in capital expenditures for the six months ended June 30, 2019 from the corresponding period in 2018 partially offset by a $1.2 million increase in sale and maturities of investment securities.

Net cash used in financing activities decreased $4.1 million to $27.7 million for the six months ended June 30, 2019 from $31.8 million for the six months ended June 30, 2018. This decrease was due to a $10.0 million decrease in stock repurchases partially offset by a $6.1 million increase in cash dividends paid to stockholders.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, U.S. money market securities, and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at June 30, 2019, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2018.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting:

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented additional internal controls to ensure we properly assessed and accounted for the impact of the new accounting standard related to leases on our financial statements which became effective on January 1, 2019. There were no significant changes to our internal control over financial reporting related to the adoption of the new standard.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2019	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	-	$-	-	664,817
May 1 - May 31	71,230	140.35	71,230	593,587
June 1 - June 30	-	-	-	593,587

The Company, in accordance with, and as part of, the Stock Repurchase Plan implemented a Rule 10b5-1 repurchase plan to facilitate repurchases of the Company’s common stock under the Stock Repurchase Plan. As of June 30, 2019, there were 593,587 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8K (File No. 00131573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8K (File No. 00131573) filed on June 13, 2019).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed August 2, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 2, 2019

/s/ TIMOTHY G. ROBINSON
Timothy G. Robinson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	August 2, 2019