Form 10-Q
period 2019-09-30
MEDIFAST INC
filed 2019-11-08
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s common stock outstanding at November 1, 2019 was 11,615,371.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts & dividend data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenue	$190,061	$139,239	$543,040	$355,159
Cost of sales	47,128	32,038	134,250	84,351
Gross profit	142,933	107,201	408,790	270,808

Selling, general, and administrative	122,671	89,734	336,458	221,548

Income from operations	20,262	17,467	72,332	49,260

Other income (expense)
Interest income, net	324	361	1,061	940
Other income (expense)	(3)	-	(11)	178
	321	361	1,050	1,118

Income from operations before income taxes	20,583	17,828	73,382	50,378

Provision for income taxes	4,681	4,047	15,347	10,242

Net income	$15,902	$13,781	$58,035	$40,136

Earnings per share - basic	$1.36	$1.15	$4.91	$3.34

Earnings per share - diluted	$1.32	$1.14	$4.77	$3.31

Weighted average shares outstanding -
Basic	11,731	11,954	11,823	12,006
Diluted	12,065	12,097	12,174	12,112

Cash dividends declared per share	$0.75	$0.48	$2.25	$1.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net income	$15,902	$13,781	$58,035	$40,136
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2)	(2)	(1)	(2)
Unrealized gains (losses) on marketable securities	18	(45)	246	(104)

Other comprehensive income (loss)	16	(47)	245	(106)

Comprehensive income	$15,918	$13,734	$58,280	$40,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except par value)

	September 30,	December 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$81,196	$81,364
Accounts receivable-net of doubtful accounts of $1,860 and $394 at
September 30, 2019 and December 31, 2018, respectively	1,451	1,011
Inventory	51,925	38,888
Investment securities	15,718	19,670
Income taxes, prepaid	3,200	-
Prepaid expenses and other current assets	4,817	4,586
Total current assets	158,307	145,519

Property, plant and equipment - net	26,247	19,747
Right-of-use asset	11,694	-
Other assets	453	1,183
Deferred tax assets	1,887	2,980

TOTAL ASSETS	$198,588	$169,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$75,015	$60,323
Current lease obligation	2,507	-
Total current liabilities	77,522	60,323

Lease obligation, less current lease obligation	9,866	-
Total liabilities	87,388	60,323

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized;
12,126 and 12,117 issued and 11,612 and 11,868 outstanding
at September 30, 2019 and December 31, 2018, respectively	12	12
Additional paid-in capital	12,207	8,802
Accumulated other comprehensive income (loss)	72	(173)
Retained earnings	162,902	131,344
Less: Treasury stock at cost, 489 and 193 shares at September 30, 2019 and December 31, 2018, respectively	(63,993)	(30,879)
Total stockholders' equity	111,200	109,106

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$198,588	$169,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2019	2018

Operating Activities
Net income	$58,035	$40,136
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	3,363	3,519
Share-based compensation	3,415	2,352
Loss on sale of disposal of property, plant and equipment	17	50
Bad debt expense	3,209	642
Amortization of premium on investment securities	355	434
Deferred income taxes	1,093	(2,028)
Change in operating assets and liabilities:
Accounts receivable	(3,649)	(526)
Inventory	(13,037)	(23,615)
Income taxes, prepaid	(3,200)	2,272
Prepaid expenses and other current assets	(232)	453
Other assets	188	134
Accounts payable and accrued expenses	15,552	21,655
Net cash flow provided by operating activities	65,109	45,478

Investing Activities
Sale and maturities of investment securities	3,730	2,245
Sale of property and equipment	-	184
Purchase of property and equipment	(9,224)	(3,246)
Net cash flow used in investing activities	(5,494)	(817)

Financing Activities
Options exercised by executives and directors	279	220
Net shares repurchased for employee taxes	(289)	(249)
Cash dividends paid to stockholders	(26,658)	(17,404)
Stock repurchases	(33,114)	(19,996)
Net cash flow used in financing activities	(59,782)	(37,429)

Foreign currency impact	(1)	(2)

Increase (Decrease) in cash and cash equivalents	(168)	7,230
Cash and cash equivalents - beginning of the period	81,364	75,077
Cash and cash equivalents - end of period	$81,196	$82,307

Supplemental disclosure of cash flow information:
Income taxes paid	$17,333	$9,540
Dividends declared included in accounts payable	$8,955	$5,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Nine months ended September 30, 2019
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2018	12,117	$12	$8,802	$(173)	$131,344	$(30,879)	$109,106

Net income	-	-	-	-	20,750	-	20,750
Share-based compensation	-	-	990	-	-	-	990
Options exercised by executives and directors	10	-	269	-	-	-	269
Net shares repurchased for employee taxes	(1)	-	(256)	-	-	-	(256)
Other comprehensive income	-	-	-	127	-	-	127
Cash dividends declared to stockholders	-	-	-	-	(8,918)	-	(8,918)

Balance, March 31, 2019	12,126	12	9,805	(46)	143,176	(30,879)	122,068

Net income	-	-	-	-	21,383	-	21,383
Share-based compensation	-	-	1,255	-	-	-	1,255
Options exercised by executives and directors	-	-	10	-	-	-	10
Other comprehensive income	-	-	-	102	-	-	102
Treasury stock from stock repurchases	-	-	-	-	-	(9,998)	(9,998)
Cash dividends declared to stockholders	-	-	-	-	(8,797)	-	(8,797)

Balance, June 30, 2019	12,126	12	11,070	56	155,762	(40,877)	126,023

Net income	-	-	-	-	15,902	-	15,902
Share-based compensation	-	-	1,170	-	-	-	1,170
Net shares repurchased for employee taxes	-	-	(33)	-	-	-	(33)
Other comprehensive income	-	-	-	16	-	-	16
Treasury stock from stock repurchases	-	-	-	-	-	(23,116)	(23,116)
Cash dividends declared to stockholders	-	-	-	-	(8,762)	-	(8,762)

Balance, September 30, 2019	12,126	$12	$12,207	$72	$162,902	$(63,993)	$111,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Nine months ended September 30, 2018
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

Balance, January 1, 2018, as reported	12,103	$12	$4,967	$(160)	$103,762	$-	$108,581
Cumulative effect adjustments from changes
in accounting standards	-	-	-	-	(2,018)	-	(2,018)

Balance January 1, 2018, as adjusted	12,103	12	4,967	(160)	101,744	-	106,563

Net income	-	-	-	-	12,222	-	12,222
Share-based compensation	16	-	805	-	-	-	805
Options exercised by executives and directors	14	-	62	-	-	-	62
Net shares repurchased for employee taxes	(3)	-	(215)	-	-	-	(215)
Treasury stock from cashless options	9	-	750	-	-	(750)	-
Other comprehensive loss	-	-	-	(84)	-	-	(84)
Cash dividends declared to stockholders	-	-	-	-	(5,723)	-	(5,723)

Balance, March 31, 2018	12,139	12	6,369	(244)	108,243	(750)	$113,630

Net income	-	-	-	-	14,133	-	14,133
Share-based compensation	-	-	830	-	-	-	830
Options exercised by executives and directors	2	-	-	-	-	-	-
Treasury stock from stock repurchases	-	-	-	-	-	(19,996)	(19,996)
Other comprehensive income	-	-	-	25	-	-	25
Cash dividends declared to stockholders	-	-	-	-	(5,759)	-	(5,759)

Balance, June 30, 2018	12,141	$12	$7,199	$(219)	$116,617	$(20,746)	$102,863

Net income	-	-	-	-	13,781	-	13,781
Share-based compensation	-	-	717	-	-	-	717
Options exercised by executives and directors	4	-	158	-	-	-	158
Net shares repurchased for employee taxes	-	-	(34)	-	-	-	(34)
Other comprehensive loss	-	-	-	(47)	-	-	(47)
Cash dividends declared to stockholders	-	-	-	-	(5,797)	-	(5,797)

Balance, September 30, 2018	12,145	$12	$8,040	$(266)	$124,601	$(20,746)	$111,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Medifast, Inc. and its wholly-owned subsidiaries (the “Company,” “we,” “us,” or “our”) included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and notes that are normally required by GAAP have been condensed or omitted. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date.

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2019. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2018 audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Form 10-K”).

Presentation of Financial Statements - The unaudited condensed consolidated financial statements included herein include the accounts of the Medifast, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassification - Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation. No reclassification in the consolidated financial statements had a material impact on the presentation.

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

Accounting Pronouncements Adopted in 2019 – In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) to address a specific consequence of the Tax Cuts and Jobs Act (“TCJA”) by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA’s reduction of the U.S. federal corporate income tax rate. This ASU was effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and was to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company adopted this ASU in the first quarter of 2019. There was no material impact on the Company's condensed consolidated results of operations or cash flows. The Company's policy for releasing disproportionate income tax effects from accumulated other comprehensive income utilizes the portfolio approach.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet for all leases, including operating leases, and also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842.”

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases. The standard had a material impact on the Company’s Condensed Consolidated Balance Sheets, but did not have a significant impact on the Company’s consolidated net earnings and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For leases that commenced before the effective date of ASC 842, the Company elected the permitted practical expedients that do not require the Company to reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected to exclude leases with a term of 12 months or less in the recognized ROU assets and lease liabilities.

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

Recently Issued Accounting Pronouncements – In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), which addresses the accounting for implementation costs associated with a hosted service. The standard provides amendments to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Management is currently evaluating the effect that the provisions of ASU 2018-15 will have on the Company’s consolidated financial statements.

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

Inventories consisted of the following (in thousands):

	September 30, 2019	December 31, 2018

Raw materials	$12,680	$11,156
Packaging	3,592	1,563
Non-food finished goods	5,102	2,391
Finished goods	33,766	25,509
Reserve for obsolete inventory	(3,215)	(1,731)
Total	$51,925	$38,888

3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Numerator:
Net income	$15,902	$13,781	$58,035	$40,136

Denominator:
Weighted average shares of common stock outstanding	11,731	11,954	11,823	12,006
Effect of dilutive common stock equivalents	334	143	351	106
Weighted average shares of common stock outstanding	12,065	12,097	12,174	12,112

Earnings per share - basic	$1.36	$1.15	$4.91	$3.34

Earnings per share - diluted	$1.32	$1.14	$4.77	$3.31

The calculation of diluted EPS excluded 1,100 and 0 antidilutive options outstanding for the three months ended September 30, 2019 and 2018, respectively, and 876 and 214 antidilutive options outstanding for the nine months ended September 30, 2019 and 2018, respectively. The calculation of diluted EPS also excluded 1,374 and 43 antidilutive restricted stock awards for the three months ended September 30, 2019 and 2018, respectively, and 709 and 297 antidilutive restricted stock awards for the nine months ended September 30, 2019 and 2018, respectively. EPS is computed independently for each of the periods presented above, and accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.

4. SHARE-BASED COMPENSATION

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of September 30, 2019 generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $171.68. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. For the nine months ended September 30, 2019, the Company did not grant stock options. For the nine months ended September 30, 2018, the weighted average input assumptions used were as follows:

2018
Expected term (in years)	6.4
Risk-free interest rate	2.64%
Expected volatility	33.30%
Dividend yield	2.87%

The following table is a summary of our stock option activity:

	Nine months ended September 30,
	2019		2018
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
(shares in thousands)
Outstanding at beginning of period	107	$49.26	106	$31.18
Granted	-	-	51	67.50
Exercised	(10)	28.21	(23)	28.87
Forfeited	-	-	(8)	31.09
Outstanding at end of the period	97	$52.53	126	$46.51
Exercisable at end of the period	52	$40.96	54	$30.21

As of September 30, 2019, the weighted-average remaining contractual life for outstanding stock options was 7.36 years with an aggregate intrinsic value of $5.1 million and the weighted-average remaining contractual life for exercisable stock options was 6.59 years with an aggregate intrinsic value of $3.3 million. For the nine months ended September 30, 2019, the Company did not grant stock options. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2018 was $18.08. The unrecognized compensation expense calculated under the fair value method for stock options expected to vest as of September 30, 2019 was $0.6 million and is expected to be recognized over a weighted average period of 2.76 years. The Company received $279 thousand and $220 thousand in cash proceeds from the exercise of stock options during the nine months ended September 30, 2019 and 2018, respectively. Upon exercising of stock options, the Company withheld shares of the Company’s common stock for employee taxes of 1 thousand and 3 thousand for the nine months ended September 30, 2019 and 2018, respectively. The total intrinsic value for stock options exercised during the nine months ended September 30, 2019 and 2018 was $1.0 million and $1.4 million, respectively.

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

	Nine months ended September 30,
	2019		2018
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	57	$50.55	129	$32.15
Granted	28	130.89	18	79.80
Vested	(32)	47.14	(86)	31.61
Forfeited	(2)	167.48	-	-
Outstanding at end of the period	51	$91.98	61	$46.90

The total fair value of restricted stock awards vested during the nine months ended September 30, 2019 and 2018 was $4.1 million and $7.5 million, respectively.

The total share-based compensation charged against income was $1.2 million and $717 thousand during the three months ended September 30, 2019 and 2018, respectively, and $3.4 million and $2.4 million during the nine months ended September 30, 2019 and 2018, respectively. The total costs of the options and restricted stock awards charged against income was $723 thousand and $488 thousand during the three months ended September 30, 2019 and 2018, respectively, and $2.2 million and $1.7 million during the nine months ended September 30, 2019 and 2018, respectively. Also included for the three months ended September 30, 2019 and 2018 was $77 thousand, respectively, and for the nine months ended September 30, 2019 and 2018 was $228 thousand and $229 thousand, respectively, for 63,300 performance-based deferred shares in expense for certain key executives. Included for the three and nine months ended September 30, 2019 and 2018, respectively, was $152 thousand and $455 thousand, respectively, in expense for 210,000 performance-based contingent shares granted to our CEO that will vest based on the achievement of certain Company performance targets. Included for the three and nine months ended September 30, 2019 was $205 thousand and $497 thousand, respectively, for 17,780 performance-based contingent shares for certain other key executives granted in 2019.

The total income tax benefit recognized in the Condensed Consolidated Statements of Income for restricted stock awards was $249 thousand and $167 thousand for the three months ended September 30, 2019 and 2018, respectively, and was $1.5 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively.

There was $3.3 million of total unrecognized compensation cost related to restricted stock awards as of September 30, 2019, which is expected to be recognized over a weighted-average period of 2.01 years. There was $2.1 million of unrecognized compensation cost related to the 291,080 performance-based shares discussed above as of September 30, 2019, which is expected to be recognized over a weighted-average period of 2.15 years.

5. LEASES

The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of September 30, 2019 and for the nine-month period then ended.

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

For the three and nine months ended September 30, 2019, the operating lease expense was $726 thousand and $2.1 million, respectively.

Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2019	2019

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow from operating leases	$729	$2,121

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$1,490

As of September 30, 2019, the weighted average remaining lease term was 5.0 years and the weighted average discount rate was 3.9%.

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2019 (in thousands):

2019 (excluding the nine months ended September 30, 2019)	$733
2020	2,951
2021	2,985
2022	2,641
2023	1,665
Thereafter	2,686
Total lease payments	$13,661
Less: imputed interest	(1,288)
Total	$12,373

As previously disclosed in our 2018 Form 10-K and under the previous lease accounting standard, future minimum lease commitments under non-cancelable operating leases with terms in excess of one year would have been as follows (in thousands):

2019	$1,496
2020	1,528
2021	1,562
2022	1,222
2023	1,155
Thereafter	2,582
Total minimum lease payments	$9,545

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	September 30, 2019	December 31, 2018

Foreign currency translation	$(3)	$(2)
Unrealized gains (losses) on marketable securities	75	(171)
Accumulated other comprehensive income (loss)	$72	$(173)

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

The following tables represent cash and the available-for-sale securities adjusted cost, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities (in thousands):

	September 30, 2019
	Cost	Unrealized Gains (Losses)	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$75,930	$-	$-	$75,930	$75,930	$-

Level 1:
Certificate of deposit	-	-	-	-	-	-
Money market accounts	5,266	-	-	5,266	5,266	-
Government & agency securities	2,832	(1)	11	2,842	-	2,842
	8,098	(1)	11	8,108	5,266	2,842

Level 2:
Municipal bonds	12,709	11	156	12,876	-	12,876

Total	$96,737	$10	$167	$96,914	$81,196	$15,718

	December 31, 2018
	Cost	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$35,436	$-	$-	$35,436	$35,436	$-

Level 1:
Certificate of deposit	40,000	-	-	40,000	40,000	-
Money market accounts	5,928	-	-	5,928	5,928	-
Government & agency securities	2,835	(72)	-	2,763	-	2,763
	48,763	(72)	-	48,691	45,928	2,763

Level 2:
Municipal bonds	16,791	(164)	280	16,907	-	16,907

Total	$100,990	$(236)	$280	$101,034	$81,364	$19,670

The Company had no realized loss or gains for the three and nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and 2018, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range up to 5 years for municipal bonds and for government and agency securities.

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

Overview

We are a leading health and wellness company that empowers people to transform their lives one healthy habit at a time. Through our rapidly growing community of independent wellness coaches, we seek to enrich the lives of our clients through programs that promote healthy living and through the manufacture and distribution of our proprietary health and wellness products. We believe we are building one of the most trusted, transparent and effective direct-sales health and wellness communities in the world. Our operations are primarily conducted through our wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Inc., Medifast Nutrition, Inc., Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited and OPTAVIA (Singapore) PTE. LTD.

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

Our nutritional products are formulated with high-quality, low-calorie, and low-fat ingredients. Products include individually portioned, calorie- and carbohydrate-controlled meal replacements that share a similar nutritional footprint and provide a balance of protein and good carbohydrates. Our meal replacements are also fortified to contain vitamins and minerals, as well as other nutrients essential for good health. We offer our OPTAVIA clients exclusive OPTAVIA-branded nutritional products, or “Fuelings,” and also offer a variety of other weight loss, weight management, and healthy living products under other brands. OPTAVIA Fuelings come in a variety of flavors that appeal to a broad variety of tastes. Our products are nutrient-dense, portion-controlled, nutritionally interchangeable and simple to use. They are formulated with high-quality, low-calorie, and low-fat ingredients.

In March 2018, we announced a change in how our business is managed, operating performance is reviewed and resources are allocated. As a result, beginning in the first quarter of 2018, we changed how we report financial performance to align with changes in the way we now manage the business and now operate and report as a single sales segment, OPTAVIA. We previously disclosed entity-wide financial information for multiple segments (e.g. OPTAVIA, Medifast Direct, Franchise Medifast Weight Control Centers and Medifast Wholesale). Although we have one reportable segment, we continue to market our products and programs through our Medifast Direct ecommerce platform and our Franchise Medifast Weight Control Center channels.

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

The entrepreneurial success of our OPTAVIA Coaches is the key to our success. We are focused on scaling our OPTAVIA Integrated Coaching Model by offering economic incentives that are attractive to independent entrepreneurs and reflective of the new “gig economy.” Our successful clients frequently become enthusiastic health and wellness advocates themselves and choose to become OPTAVIA Coaches. This process of clients becoming OPTAVIA Coaches underpins our growth.

As we previously disclosed, global expansion is an important component of our long-term growth strategy. In July 2019, we commenced our international operations, entering into the Asia Pacific markets of Hong Kong and Singapore. Our decision to enter these markets was based on industry market research that reflects a dynamic shift in how health care is being prioritized and consumed in those countries.

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

Overview of Results of Operations

Our product sales accounted for 98% of our revenues for the nine months ended September 30, 2019 and 2018, respectively.

The following tables reflect our income statements (in thousands, except percentages):

	Three months ended September 30,
	2019	2018	$ Change	% Change

Revenue	$190,061	$139,239	$50,822	36.5%
Cost of sales	47,128	32,038	(15,090)	-47.1%
Gross profit	142,933	107,201	35,732	33.3%

Selling, general, and administrative	122,671	89,734	(32,937)	-36.7%

Income from operations	20,262	17,467	2,795	16.0%

Other income (expense)
Interest income, net	324	361	(37)	-10.2%
Other expense	(3)	-	(3)
	321	361	(40)	-11.1%

Income from operations before income taxes	20,583	17,828	2,755	15.5%

Provision for income tax	4,681	4,047	(634)	-15.7%

Net income	$15,902	$13,781	$2,121	15.4%

% of revenue
Gross profit	75.2%	77.0%
Selling, general, and administrative costs	64.5%	64.4%
Income from operations	10.7%	12.5%
Income from operations before income taxes	10.8%	12.8%

	Nine months ended September 30,
	2019	2018	$ Change	% Change

Revenue	$543,040	$355,159	$187,881	52.9%
Cost of sales	134,250	84,351	(49,899)	-59.2%
Gross Profit	408,790	270,808	137,982	51.0%

Selling, general, and administrative	336,458	221,548	(114,910)	-51.9%

Income from operations	72,332	49,260	23,072	46.8%

Other income (expense)
Interest income, net	1,061	940	121	12.9%
Other income (expense)	(11)	178	(189)	-106.2%
	1,050	1,118	(68)	-6.1%

Income from operations before income taxes	73,382	50,378	23,004	45.7%

Provision for income taxes	15,347	10,242	(5,105)	-49.8%

Net income	$58,035	$40,136	$17,899	44.6%

% of revenue
Gross Profit	75.3%	76.2%
Selling, general, and administrative costs	62.0%	62.4%
Income from Operations	13.3%	13.9%
Income from operations before income taxes	13.5%	14.2%

Revenue: Revenue increased $50.9 million, or 36.5%, to $190.1 million for the three months ended September 30, 2019 from $139.2 million for the three months ended September 30, 2018. This is the tenth consecutive quarter of year-over-year revenue growth and the eleventh consecutive quarter of sequential revenue improvement. The number of active earning OPTAVIA Coaches for the three months ended September 30, 2019 increased to 32,200 from 22,600 for the corresponding period in 2018, an increase of 42.5%. The quarterly revenue per OPTAVIA Coach decreased 1.1% to $5,715 for the three months ended September 30, 2019 from $5,781 for the three months ended September 30, 2018. Revenue increased $187.8 million, or 52.9%, to $543.0 million for the nine months ended September 30, 2019 from $355.2 million for the nine months ended September 30, 2018. This growth in revenue for the quarter and nine months ended September 30, 2019 resulted in part from business initiatives accelerating new OPTAVIA Coach conversions and new clients starting our plans, aided by the ongoing transition of clients to higher priced OPTAVIA branded products. OPTAVIA-branded products represented 78% of consumable units sold for the three months ended September 30, 2019 compared to 70% for the corresponding period in 2018 and 76% of consumable units sold for the nine months ended September 30, 2019 compared to 73% for the corresponding period in 2018.

Costs of sales: Cost of sales increased $15.1 million, or 47.1%, to $47.1 million for the three months ended September 30, 2019 from the corresponding period in 2018 and increased $49.9 million, or 59.2%, to $134.3 million for the nine months ended September 30, 2019 from the corresponding period in 2018. The increase in cost of sales for the three and nine months ended September 30, 2019 was primarily driven by increased product sales.

Gross profit: For the three months ended September 30, 2019, gross profit increased $35.7 million, or 33.3%, to $142.9 million from the corresponding period in 2018. As a percentage of sales, gross margin decreased 180 basis points to 75.2% for the three months ended September 30, 2019 from 77.0% for the corresponding period in 2018. For the nine months ended September 30, 2019, gross profit increased $138.0 million, or 51.0%, to $408.8 million from the corresponding period in 2018. As a percentage of sales, gross margin decreased 90 basis points to 75.3% for the nine months ended September 30, 2019 from 76.2% for the corresponding period in 2018. The decrease in gross profit percentage for the quarter and year-to-date periods were driven primarily by higher shipping expenses and higher product returns related to disruptions to normal business operations.

Selling, general and administrative: Selling, general and administrative (“SG&A”) expenses were $122.7 million for the three months ended September 30, 2019, an increase of $33.0 million, or 36.7%, as compared to $89.7 million from the corresponding period in 2018. As a percentage of sales, SG&A expenses were 64.5% as compared to 64.4% for the three months ended September 30, 2019 and 2018, respectively. SG&A expenses included research and development costs of $619 thousand and $621 thousand for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, SG&A expenses increased $115.0 million, or 51.9%, to $336.5 million from $221.5 million for the corresponding period in 2018. SG&A expenses included $1.8 million and $1.6 million in research and development costs for the nine months ended September 30, 2019 and 2018, respectively. As a percentage of sales, SG&A expenses were 62.0% for the nine months ended September 30, 2019 as compared to 62.4% for the corresponding period in 2018. The increase for the quarter and year-to-date were primarily a result of higher variable costs such as OPTAVIA commission expense and credit card processing fees as a result of higher sales. In addition, SG&A expenses increased as a result of increased consulting costs related to information technology projects, along with higher cost for the Company’s annual convention held in July 2019. SG&A expenses for the three months ended September 30, 2019 included $3.2 million of cost related to a highly organized automated scheme using stolen identities and credit cards from outside the Company’s systems, to transact business on the Company’s e-commerce sites. Each of these transactions was pre-approved, prior to shipment, by the payment processor and subsequently reported to the Company as utilizing a stolen card. These expenses were $2.8 million, or $0.18 EPS, higher than the corresponding period in 2018 and were primarily comprised of higher bad debt and credit card fees.

OPTAVIA commission expense, which is variable based upon product sales, increased $20.8 million, or 36.8%, for the three months ended September 30, 2019 from the corresponding period in 2018 and increased $83.8 million, or 59.9%, for the nine months ended September 30, 2019 from the corresponding period in 2018. These increases were primarily the result of increased product sales and number of active earning OPTAVIA Coaches. As OPTAVIA revenue increased as a portion of the Company’s total sales mix, the commission rate as a percentage of revenue increased 10 basis points to 40.6% for the third quarter of 2019 compared to 40.5% for the third quarter last year and increased 180 basis points to 41.2% for the nine months ended September 30, 2019 compared to 39.4% for the corresponding period in 2018. This is an outcome of the success we are experiencing with our OPTAVIA Integrated Coach Model.

Income from operations: For the three months ended September 30, 2019, income from operations increased $2.8 million to $20.3 million from $17.5 million for the corresponding period in 2018 primarily as a result of increased gross profits partially offset by increased SG&A expenses. Income from operations as a percentage of sales was 10.7% and 12.5% for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, income from operations increased $23.0 million to $72.3 million from $49.3 million for the corresponding period in 2018 primarily as a result of increased gross profits partially offset by increased SG&A expenses. Income from operations as a percentage of sales was 13.3% and 13.9% for the nine months ended September 30, 2019 and 2018, respectively.

Interest income, net: For the three and nine months ended September 30, 2019, interest income was $324 thousand and $1.1 million, respectively and for the three and nine months ended September 30, 2018, interest income was $361 thousand and $940 thousand, respectively.

Other income (expense): For the three months ended September 30, 2019 and 2018, other income (expense) was an expense of $3 thousand and $0, respectively. For the nine months ended September 30, 2019 and 2018, other income (expense) was an expense of $11 thousand and income of $178 thousand, respectively.

Income from operations before income taxes: Income from operations before income taxes was $20.6 million for the three months ended September 30, 2019 as compared to $17.8 million for the three months ended September 30, 2018, an increase of $2.8 million. Income from operations before income taxes as a percentage of sales decreased to 10.8% for the three months ended September 30, 2019 from 12.8% for the three months ended September 30, 2018. Income from operations before income taxes was $73.4 million for the nine months ended September 30, 2019 as compared to $50.4 million for the nine months ended September 30, 2018, an increase of $23.0 million. Income from operations before income taxes as a percentage of sales decreased to 13.5% for the nine months ended September 30, 2019 from 14.2% for the nine months ended September 30, 2018.

Provision for income tax: For the three months ended September 30, 2019, the Company recorded $4.7 million in income tax expense, an effective rate of 22.7%, as compared to $4.0 million in income tax expense, an effective rate of 22.7%, for the three months ended September 30, 2018. The effective tax rate was negatively impacted by the tax effects of foreign operating results offset by favorable effects of state income taxes. For the nine months ended September 30, 2019, the Company recorded $15.3 million in income tax expense, an effective rate of 20.9%, as compared to $10.2 million in income tax expense, an effective rate of 20.3%, for the nine months ended September 30, 2018. The increase in the effective tax rate for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily driven by the tax effects of foreign operating results partially offset by a decrease in the excess tax benefits for share-based compensation and a decrease in state income taxes. The Company anticipates a full year tax rate of 21.0% to 22.0% in 2019, exclusive of any discrete tax benefits from share-based compensation awards vesting in the fourth quarter.

Net income: Net income was $15.9 million and $58.0 million, or $1.32 and $4.77 per diluted share, for the three and nine months ended September 30, 2019 as compared to $13.8 million and $40.1 million, or $1.14 and $3.31 per diluted share, for the three and nine months ended September 30, 2018. The period-over-period changes were driven by the factors described above.

Liquidity and Capital Resources

The Company had stockholders’ equity of $111.2 million and working capital of $80.8 million at September 30, 2019 as compared with $109.1 million and $85.2 million at December 31, 2018, respectively. The $2.1 million net increase in stockholder’s equity reflects $58.0 million in net income for the nine months ended September 30, 2019 offset by $33.1 million spent on repurchases of 296,230 shares of the Company’s common stock, and $26.5 million for declared dividends paid to holders of the Company’s common stock as well as the other equity transactions described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in our condensed consolidated financial statements included in this report. The Company declared a dividend of $8.8 million, or $0.75 per share, to common stockholders as of September 27, 2019 that will be paid in the fourth quarter of 2019. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance that we will be able to continue to declare and pay dividends. The Company’s cash, cash equivalents, and investment securities decreased from $101.0 million at December 31, 2018 to $96.9 million at September 30, 2019.

Net cash provided by operating activities increased $19.6 million to $65.1 million for the nine months ended September 30, 2019 from $45.5 million for the nine months ended September 30, 2018 primarily as a result of increased net income.

Net cash used in investing activities was $5.5 million for the nine months ended September 30, 2019 as compared to $817 thousand for the nine months ended September 30, 2018. This change resulted from an increase in cash used in capital expenditures for the nine months ended September 30, 2019 from the corresponding period in 2018 partially offset by a $1.5 million increase in sale and maturities of investment securities.

Net cash used in financing activities increased $22.4 million to $59.8 million for the nine months ended September 30, 2019 from $37.4 million for the nine months ended September 30, 2018. This increase was due to a $13.1 million increase in stock repurchases and a $9.3 million increase in cash dividends paid to stockholders.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, U.S. money market securities, and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at September 30, 2019, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2018.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting:

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented additional internal controls to ensure we properly assessed and accounted for the impact of the new accounting standard related to leases on our financial statements which became effective on January 1, 2019. There were no significant changes to our internal control over financial reporting related to the adoption of the new standard.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2019	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	-	$-	-	593,587
August 1 - August 31	205,193	102.84	205,000	388,587
September 1 - September 30	20,110	101.52	20,000	368,587

The Company, in accordance with, and as part of, the Stock Repurchase Plan implemented a Rule 10b5-1 repurchase plan to facilitate repurchases of the Company’s common stock under the Stock Repurchase Plan. As of September 30, 2019, there were 368,587 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on June 13, 2019).

10.1	Medifast, Inc. Executive Severence Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed November 8, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Datra File because its XBRL tags are embedded within the Inline XBRL document.

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2019

/s/ TIMOTHY G. ROBINSON
Timothy G. Robinson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	November 8, 2019