Form 10-K
period 2019-12-31
MEDIFAST INC
filed 2020-03-02
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-31573

Medifast, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3714405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 International Drive Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip code)

(410) 581-8042

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share Preferred Stock Purchase Rights	MED	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ⌧     No  ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ◻     No  ⌧

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

Large accelerated filer ⌧	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ¨

Yes  ☐     No   ⌧

As of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock (based on the closing sale price of $128.30, as reported by the New York Stock Exchange on such date) held by non-affiliates was approximately $1.5 billion.

The number of shares of the registrant’s common stock outstanding at February 14, 2020 was 11,765,154.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” or similar expressions and are made in connection with discussions of future operating or financial performance and/or events or developments that we expect or anticipate will occur in the future.

Forward-looking statements reflect management’s expectations, beliefs, plans, objectives, goals and strategies as of the date of this Report. Although we believe that these forward-looking statements and the underlying assumptions on which they are based are reasonable, forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. Some of the risks and uncertainties that may affect our business include:

●	our ability to maintain and grow our network of OPTAVIA Coaches;
●	risks associated with our direct-to-consumer business model;
●	overall economic and market conditions and the resultant impact on consumer spending patterns;
●	disruptions in our supply chain;
●	health or advertising related claims by our clients;
●	our ability to continue to develop innovative new services and products and to continue to appeal to the market;
●	our ability to protect against online security risks, including security breaches and identity theft;
●	our ability to protect our brand and other intellectual property rights;
●	expansion into international markets increases our operational, regulatory and other risks;
●	the departure of one or more key personnel;
●	adverse publicity associated with our products or business units;
●	the impact of existing and future laws and regulations on our business;
●	product liability claims; and
●	other risks and uncertainties described elsewhere in this Report, including those described under Item 1A - “Risk Factors” of this Report, and in subsequent filings with the Securities and Exchange Commission (the “SEC”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to update any information contained in this Report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware after the date of this Report.

PART I

ITEM 1. BUSINESS

SUMMARY

Medifast is the company behind one of the fastest-growing health and wellness communities called OPTAVIA®, which offers Lifelong Transformation, One Healthy Habit at a Time®. Reflecting the success of its approach to health and wellness for its clients, Medifast has consistently grown revenue ahead of peers and competitors. Of equal importance, our business model is expected to deliver long-term growth. Medifast has redefined direct selling by combining the best aspects of the model, while eliminating those dimensions that have typically challenged other companies. Medifast is often compared to diet and weight loss-only companies or to multi-level marketing companies, but our model is very different. The company supports clients through independent OPTAVIA Coaches, majority of whom were clients first.

Our operations are conducted through our wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Inc., Medifast Nutrition, Inc., Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited, OPTAVIA (Singapore) PTE. LTD and OPTAVIA Health Consultation (Shanghai) Co., Ltd.

OPTAVIA is a highly effective lifestyle solution for people for whom diets alone have failed. Habits of Health®, the approach developed by OPTAVIA Co-founder and independent OPTAVIA Coach, Dr. Wayne Scott Andersen, combines clinically proven plans with scientifically developed products and the ongoing support of Coaches. We sell a variety of weight loss, weight management and healthy living products all based on our proprietary formulas under the Medifast®, OPTAVIA®, Thrive by Medifast, Optimal Health by Take Shape for Life, and Flavors of Home® brands. Our product line includes more than 170 consumable options, including, but not limited to, bars, bites, pretzels, puffs, cereal crunch, drinks, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups. The Thrive by Medifast and Optimal Health by Take Shape for Life lines include a variety of specially formulated bars, shakes, and smoothies for those who are maintaining their weight for long-term healthy living. We identify opportunities to expand our product line by regularly surveying our clients and studying industry and consumer trends. This allows us to introduce new, high quality products that meet consumer demand.

Our nutritional products are formulated with high-quality ingredients. Products include individually portioned, calorie- and carbohydrate-controlled meal replacements that share a similar nutritional footprint and provide a balance of protein and good carbohydrates. Our meal replacements are also fortified to contain vitamins and minerals, as well as other nutrients essential for good health. We offer our OPTAVIA clients exclusive OPTAVIA-branded nutritional products, or “Fuelings,” and also offer a variety of other weight loss, weight management, and healthy living products under other brands. OPTAVIA Fuelings come in a variety of flavors that appeal to a broad variety of tastes. Our products are nutrient-dense, portion-controlled, nutritionally interchangeable and simple to use.

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

OPTAVIA encompasses our community of OPTAVIA Coaches, our OPTAVIA health and wellness programs, and our proprietary OPTAVIA-branded products. The OPTAVIA Integrated Coaching Model is centered around providing focused, individualized attention to our clients. Our OPTAVIA Coaches provide the support and encouragement for clients to successfully learn and adopt a more healthy lifestyle. This clinically-proven plan translates into better client results when compared to programs that leave individuals to adopt and maintain healthy habits on their own. Our clients receive personalized attention from our OPTAVIA Coaches who share, educate, motivate and pass along their passion for healthy living. We believe this personal, direct-sales and service strategy is optimal for activating and supporting our clients. In a clinical study published in Obesity Science and Practice in 2018, the OPTAVIA model’s effectiveness was validated when its meal plan was combined with education and support from Coaches.

Our OPTAVIA Coaches are independent contractors, not employees, who support our clients and market our products and services primarily through word of mouth, email and via social media channels such as Facebook, Instagram, Twitter or Zoom. As direct-sales entrepreneurs, OPTAVIA Coaches market our products to friends, family and other acquaintances with whom they have established strong relationships.

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

The Coach model creates a continuous cycle of growth as clients become active earning OPTAVIA Coaches and activate new clients, many of whom also become Coaches. Incentives are designed to support each client and Coach’s long-term success. Coaches learn a simple success system to help candidates become clients. Then Coaches provide their clients with the encouragement and inspiration they need at just the right time. Becoming a Coach can help clients maintain their healthy weight as they become role models for their clients. At the same time, OPTAVIA plays an important role in financial wellness, providing Coaches with the opportunity to improve their finances and change the health trajectory of families, communities and generations.1

We manufacture the majority of our powder-based products at our manufacturing facility located in Owings Mills, Maryland and subcontract the production of all other products. Substantially all OPTAVIA product sales are shipped directly to our clients who are working with an OPTAVIA Coach. OPTAVIA Coaches do not handle or deliver merchandise to clients. This arrangement frees our OPTAVIA Coaches from having to manage inventory and allows them to maintain an arms-length transactional relationship while focusing their attention on support and encouragement.

Our success in creating the OPTAVIA community, and achieving the desired results for our clients, is reflected in the annual number of active earning OPTAVIA Coaches. The total number of active earning OPTAVIA Coaches as of December 31, 2019 was 31,800. OPTAVIA’s success is further exemplified in our strong financial performance over the last several years. As a result of our strategic investment in the introduction, marketing and development of our OPTAVIA brand, our OPTAVIA business accounted for 96.4% of our revenues for the year ended December 31, 2019. Our revenues have been growing at a rapid pace. We generated revenue of $713.7 million in 2019, $501.0 million in 2018 and $301.6 million in 2017, representing year-over-year increases of 42.4% in 2019 and 66.1% in 2018. Income from operations was $91.0 million in 2019, $69.1 million in 2018 and $39.6 million in 2017, increases of 31.8% in 2019 and 74.3% in 2018. (See “Selected Consolidated Financial Data.”)

Transparency is a core principal for our direct-sales business. We adhere to the direct-selling industry’s highest ethical standards and best practices. We are a member in good standing of the Direct Selling Association (“DSA”), a well-known and widely respected national trade association representing 120 direct selling companies in the United States. As a member of the DSA, we underwent a comprehensive and rigorous review that included a detailed analysis of our direct-sales business model and practices.

We believe our continued investment, development and successes creating a robust community around our OPTAVIA brand and our OPTAVIA Integrated Coaching Model demonstrates a sustainable, repeatable business rhythm focused on our long-term goal and mission of offering the world Lifelong Transformation, One Healthy Habit at a Time.

1 OPTAVIA makes no guarantee of financial success. Success with OPTAVIA results from successful sales efforts, which require hard work, diligence, skill, persistence, competence, and leadership. Please see the OPTAVIA Income Disclosure Statement (http://bit.ly/idsOPTAVIA) for statistics on actual earnings of Coaches.

MARKETS

Health & Wellness Consumers

We develop and market health and wellness products for consumers who want to lose weight and adopt a holistic approach to overall health and wellness. According to the Center for Disease Control and Prevention (“CDC”), 71.6% of all adults in the United States aged 20 and above are overweight or obese in 2016. We believe we offer these consumers a radically different approach to health, with weight loss and weight management serving as a catalyst to an overall improvement in health, confidence, vitality and general well-being.

Consumer Motivation

Our core clients are highly motivated to adopt a healthy lifestyle that is transformative and sustainable. Many have tried weight loss programs previously, but have been unsuccessful maintaining a healthy weight and embracing healthy habits for the long-term. Lifestyle issues our clients often seek to address and resolve include:

●	physical limitations and debilitating medical conditions linked to an unhealthy weight;
●	the desire for more energy to meet physical demands and aspirations (e.g. work, parenting, sports and recreation);
●	mental, emotional and psychological limitations caused by being at an unhealthy weight;
●	triggers that cause chronic “emotional eating” or “comfort eating”;
●	lack of knowledge or understanding about the impact of certain foods on their bodies and overall health;
●	lack of knowledge or understanding about how to balance different food groups;
●	the need for a convenient and simple, healthy lifestyle solution or program to accommodate demands on their time; and
●	the need for a community of like-minded people for support to achieve their goals.

Weight management is a challenge for a significant portion of the U.S. population, as well as the global population. According to the U.S. Department of Health and Human Services, overweight and obese individuals are increasingly at risk for diseases such as Type 2 diabetes, heart disease, certain types of cancer, stroke, arthritis, sleep apnea and depression. In 2013, The American Medical Association declared obesity a disease and the American Heart Association, the American College of Cardiology, and the Obesity Society jointly issued treatment guidelines recommending obesity be managed as a chronic disease. The World Health Organization estimates that approximately 1.9 billion people 18 years and older are overweight worldwide in 2016, triple the rate since 1975. In the United States, more than two-thirds of the adult population fall within the overweight or obese categories and approximately 42.4% are obese.

Obesity is defined as a Body Mass Index (“BMI”) of 30 kg/m2 or greater, whereas overweight is defined as a BMI ranging between 25 and 29.9 kg/m. In 2017, the United States had an obesity rate of 42.4%. By 2017, only two states and the District of Columbia had an obesity rate that was less than 25%; twenty-nine states had an adult obesity rate of 30% or higher. Being overweight and/or obese is linked to a multitude of serious comorbidities including heart disease, stroke, Type 2 diabetes, certain types of cancers, arthritis, sleep apnea and depression. In fact, the 2016 State of Obesity Report by Trust for America’s Health and the Robert Wood Johnson Foundation estimated 80% of people with diabetes are overweight or obese.

Consumers in the United States spend an estimated $190 billion annually on obesity-related medical conditions; the average annual medical costs for those who are obese are more than $1,400 higher than those of people in a normal weight range. According to a 2019 study by Marketdata Enterprises, the United States weight loss market itself is estimated to be a $73 billion per year industry, including consumer spending on diet foods, drinks and low-calorie sweeteners, health clubs, fitness centers and workout videos; medically supervised and commercial weight loss programs; children’s weight loss camps; diet books; appetite suppressants and more. Portion-controlled, meal-replacement weight management programs are continuing to gain popularity, as consumers search for a safe and effective solution that provides balanced nutrition, effective weight loss, and valuable behavior-modification education.

Direct Sellers

Direct selling is a key component of our business strategy and distribution model. Direct sellers are highly motivated independent entrepreneurs. Key motivating factors include:

●	the opportunity to start, manage and grow their own business with minimal upfront capital investment;
●	the flexibility of direct selling and the ability to earn supplemental income;
●	the ability to enjoy a healthy work-life balance;
●	the social nature of the industry and the opportunity to market products they believe in; and
●	the opportunity to complement other business pursuits.

The DSA estimates that 16.5 million U.S. adults are involved in the direct selling industry based on 2018 data. The majority of direct sellers are women and over 90% of all direct sellers operate their businesses part-time. We develop and market products and services that promote the success of our OPTAVIA Coaches, each a micro-entrepreneur who plays an integral role in our operating performance and growth. OPTAVIA Coaches are effective advocates for the Company’s mission and the sale of its nutrition products and health and wellness programs. We offer direct sellers business essentials, supplies and interactive marketing services that help them launch and organize their direct-selling business as an independent OPTAVIA Coach. In 2019, we were ranked in the DSA’s Top 20 list, a recognition given annually to the largest direct selling companies in the United States.

Markets

United States

The United States is our principal market and we believe the United States continues to represent significant potential for growth given the high percentage of overweight or clinically obese adults, where approximately 71.6% of adults aged 20 and over are considered overweight or obese in 2016. Sales of weight loss and health and wellness products and services are projected to grow at a compound average growth rate (“CAGR”) of 7% in the United States through 2022, according to industry research and analysis.

Industry growth is also being driven by growing consumer awareness and increasing demand for health and wellness products. Additionally, growing urban populations and the corresponding increase in disposable income across age groups are enabling consumers with increased purchasing power to embrace healthier lifestyles. The intensified interest in physical fitness, fitness center membership, increased public awareness and incidences of chronic diseases such as diabetes, hypertension, heart disease, stroke, osteoporosis and others have increased demand for health and wellness products. The nutrition and weight management segment of the industry continued to dominate the health and wellness market in 2019.

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

Asia Pacific is the largest health and wellness marketplace in terms of revenue share, with robust growth projected over the next several years. The region also is a leading direct-selling marketplace, with China recently surpassing the United States as the country with the most direct selling retail sales.

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

OPTAVIA-BRANDED PRODUCTS

OPTAVIA-branded nutritional products we market include:

OPTAVIA Essential Fuelings. OPTAVIA Essential Fuelings contain 24 vitamins and minerals, high quality, complete protein, and no colors, flavors or sweeteners form artificial sources. Each Fueling has a nearly identical nutritional profile designed by our team of food scientists and refined by our registered dietitians and nutrition team. Each OPTAVIA Essential Fueling is scientifically formulated with the right balance of carbohydrates, protein and fat which helps promote a gentle, but efficient fat-burning state. Our Fuelings help our clients retain lean muscle mass and each contains the patented probiotic GanedenBC30® to support digestive health. Our OPTAVIA Coaches market OPTAVIA Essential Fuelings primarily through a suite of Optimal Weight Plans we have developed around the Habits of Health System. Consumers purchase kits tailored to their individual needs on the advice and counsel of their OPTAVIA Coach. Kits, ranging in price from approximately $415.00 to $478.00, include up to a 30-day supply of Fuelings and are purchased by our clients through either our ecommerce website, their OPTAVIA Coach’s personal website or our call center.

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

OPTAVIA-BRANDED PLANS

Our OPTAVIA-branded health and wellness plans help consumers enter a gentle and efficient fat-burning state. Their success is enhanced by the personal attention, counseling, education, advice and motivation they receive from our OPTAVIA Coaches. They also benefit from being members of a broader OPTAVIA Community of consumers with like-minded goals and objectives regarding their health. We offer consumers incentives to join the OPTAVIA Community, including support calls with a caring community, access to our knowledgeable Nutrition Support Team, exclusive offers through our OPTAVIA Premier service that help our clients stay on plan, as well as qualifies them for discounts on purchased products and free shipping. We focus our marketing efforts on providing daily support to our clients during the initial 30 days – OPTAVIA 30 – of their integration to Lifelong Transformation, One Healthy Habit at a Time. We encourage our clients to embrace our Six Steps to Optimal Health:

●	Prepare for your journey.
●	Achieve a healthy weight.
●	Transition to healthy eating.
●	Live the Habits of Health
●	Optimize health for your age.
●	Realize the potential to live a longer healthier life.[2]

The majority of our OPTAVIA Coaches began as weight-loss clients, who had success on the OPTAVIA program, and became OPTAVIA Coaches to help others through the weight-loss process.

Optimal Weight plans we market to consumers are:

The Optimal Weight 5 & 1 Plan®. Our proven Optimal Weight 5 & 1 Plan encourages consumers to eat six small meals a day, an important habit that helps maintain healthy weight. Five daily meals are OPTAVIA Fuelings, offering consumers a choice from more than 60 delicious, convenient, nutritionally interchangeable, scientifically-designed products, including shakes, soups, bars, hot beverages, hearty choices, biscuits, pretzels, pudding and brownies. OPTAVIA Coaches counsel their clients on which Fuelings to select. OPTAVIA Coaches also counsel their clients on how to develop healthy habits, such as preparing lean and green meals and choosing healthy snacks.

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

THE MEDIFAST BRAND

While OPTAVIA now accounts for a majority of our revenue, we continue to market products under the Medifast brand name. About 24% of our consumable units sold in 2019 were tied to the Medifast brand. We offer a variety of weight loss, weight management, and healthy living products under the Medifast, Thrive by Medifast, Optimal Health, and Flavors of Home brands.

As of December 31, 2019, our Medifast meal replacement line includes more than 40 options, including, but not limited to, bars, bites, pretzels, puffs, cereal crunch, drinks, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups. Our Thrive by Medifast line includes a variety of specially formulated bars, shakes, and smoothies for our clients who are maintaining their weight for long-term healthy living.

MAJOR CUSTOMERS

Sales are made to clients. No single client accounted for 10% or more of revenue.

2 *No one can predict how long you are going to live, but research suggests that making an overall lifestyle change by taking an active role in your choices and behavior, including losing weight, eating healthier, moving more, and reducing stress, has the potential to help you live a longer, healthier life.

SEASONALITY

Weight management products and programs are typically seasonal. Traditionally, the predisposition of consumers not to initiate a weight loss or management program during the holiday season impacts the fourth quarter with fewer sales of weight management products and services during these months. January and February generally show increases in sales, as these months are considered the commencement of the “diet season.” We believe our sales pattern does not follow the seasonality of our industry, but rather is predicated on the growth of our OPTAVIA Coach network. Selling, general, and administrative costs do exhibit some seasonality as our annual International Leadership Advancement Trip (“ILAT”) and annual convention are held during the second and third quarter of each fiscal year, respectively.

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

The work of this cross-disciplinary group builds on Medifast’s heritage of medically sound approaches to weight loss and the incorporation of leading-edge clinical research into the Company’s products and programs.

COMPETITION

The weight-loss industry is very competitive and encompasses various weight loss products and programs. These include a wide variety of commercial weight-loss programs, pharmaceutical products, books, self-help diets, dietary meal replacements, and appetite suppressants, as well as, digital tools and wearable trackers. The weight loss market is served by a diverse array of competitors. Potential clients seeking to manage their weight can turn to other traditional center-based competitors, online diet oriented sites, self-directed dieting and self-administered products such as prescription drugs, over-the-counter drugs and supplements, as well as medically supervised programs. We also compete with other direct selling organizations, some of which have a longer operating history, and greater visibility, name recognition and financial resources than we do.

Medifast’s identified publicly-traded peers and competitors in the general health and wellness diet industry include USANA Health Sciences Inc., WW International, Inc. (formerly Weight Watchers International, Inc.), Nature’s Sunshine Products Inc., Herbalife Nutrition Ltd., Simply Good Foods Co., Lifevantage Corp., and Nutrisystem Inc., which was acquired by Tivity Health in 2019.

The Company believes its scientific and clinical heritage and commitment to evaluating its products and programs through clinical research are primary differentiators that allow it to compete in this market. Our products were originally developed by a physician, and Medifast has been on the cutting edge in the development of nutritional and weight-management products since the Company was founded. Medifast meals are individually portioned, calorie and carbohydrate-controlled meal replacements that share a similar nutritional “footprint” and provide a balance of protein and good carbohydrates, including fiber.

Our OPTAVIA Integrated Coaching Model offers the personal support of an OPTAVIA Coach, who is often a person who has achieved success with OPTAVIA and has turned their success into a business opportunity. Medifast weight management programs utilize meal replacements as part of a structured meal plan that clinical research has shown to be effective for weight loss.

MARKETING

We continue to build and leverage our core brands through multiple marketing strategies. Customer acquisition and retention strategies include word-of-mouth, digital marketing, public relations, social media, email marketing, events and other means. These mediums are used to target new clients by stressing Medifast’s and OPTAVIA’s simple and effective approach to weight loss and management and long term health. Many of these programs are also utilized to reactivate, encourage and support existing clients and OPTAVIA Coaches. We are constantly working to enhance all of our Company materials and websites.

MANUFACTURING

Jason Pharmaceuticals, Inc., our wholly-owned subsidiary with facility in Owings Mills, Maryland, is the primary manufacturer of our powder-based products, which account for approximately 46% of our unit sales. We purchased the plant in July 2002 and have gradually increased production capacity and improved overall efficiencies with additional investments in blending and packaging equipment. The remaining 54% of our unit sales are manufactured by third-party vendors in accordance with Medifast proprietary formulas and manufacturing standards. Our Owings Mills manufacturing facility is regulated and inspected by the United States Food and Drug Administration (the “FDA”), the United States Department of Agriculture (the “USDA”) and the Maryland State Department of Health and Mental Hygiene. It is certified by the Safe Qualified Food Institute as a Safe Quality Food Program Level 2 facility compliant with the Global Food Safety Initiative, a global non-profit collaboration to advance food safety.

GOVERNMENTAL REGULATION

In every jurisdiction in which we operate, our business is subject to extensive governmental regulation. These regulations exist at various national and local levels and pertain to our OPTAVIA Coaching marketing program, our products, and other aspects of our business. In this section, we describe the regulations that are applicable to our business.

Direct Selling Regulations

Direct selling is regulated by various national, state and local government agencies in the United States and foreign markets. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, including “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations governing direct selling may be modified or reinterpreted from time to time, which may cause us to modify our sales compensation and business models. In almost all of our markets, regulations are subject to discretionary interpretation by regulators and judicial authorities. There is often ambiguity and uncertainty with respect to the state of direct selling and anti-pyramiding laws and regulations. In the United States, for example, federal law provides law enforcement agencies, such as the Federal Trade Commission (the “FTC”), broad latitude in policing unfair or deceptive trade practices, but does not provide a bright-line test for identifying a pyramid scheme. Several states have passed legislation that more clearly distinguishes between illegal pyramid schemes and legitimate multi-level marketing business models. Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumers. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. For example, in 2015, the FTC took aggressive actions against a multi-level marketing company, alleging an illegal business model and inappropriate earnings claims. We have taken additional steps to educate our distributors on proper earnings claims. If our distributors make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business.

In 2016, the FTC entered into a settlement with another multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, the FTC has indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance. If the requirements in this settlement lead to new industry standards or new rules, our business could be impacted and we may need to amend our global sales compensation plan. With a majority of our revenue in the United States coming from sales to OPTAVIA clients, we believe that we can demonstrate consumer demand for our products, but we continue to monitor developments to assess whether we should make any changes to our business or global sales compensation plan. If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.

Other Regulations

A number of laws and regulations govern our advertising and marketing, services, products, operations and relations with consumers, franchisees, and other service providers and government authorities in the countries in which we operate.

The formulation, processing, packaging, labeling, marketing, advertising and selling of the Company’s products is subject to regulation by federal, state and local agencies. Products must comply with the Federal Food Drug and Cosmetic Act, the Food Safety Modernization Act, the Federal Trade Commission Act, State Consumer Protection laws and several other federal, state and local statutes and regulations applicable in localities in which the Company products are made or are sold.

The FDA, USDA and State and local health departments are the major agencies whose regulatory mission is to assure that products are made using approved ingredients, labeling, manufacturing procedures and testing to ensure that safe quality products are delivered to consumers.

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

During the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonial claims for program success and program costs. In 2012, Jason Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company, entered into a consent decree with the FTC regarding certain statements included in the advertising for the Company’s weight-loss programs. The consent decree requires us to comply with certain procedures and disclosures in connection with our advertisements of products and services.

PRODUCT LIABILITY AND INSURANCE

The Company, like other producers and distributors of ingested products, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury or death. The Company maintains insurance against product liability claims with respect to the products it manufactures. With respect to the retail and direct marketing distribution of products produced by others, the Company’s principal form of insurance consists of arrangements with each of its suppliers of those products to name the Company a covered entity under each of such vendor’s product liability insurance policies. The Company does not buy products from suppliers who do not maintain such coverage.

BACKLOG

Our products are typically shipped within 48 business hours after receipt of an order. As of February 14, 2020, we had no significant backlog of orders.

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

EMPLOYEES

As of December 31, 2019, the Company employed 550 employees, of whom approximately 310 were engaged in manufacturing, logistics and supply chain support, and approximately 240 in marketing, administrative and corporate support functions. None of the employees are subject to a collective bargaining agreement with the Company. We believe that we have a good relationship with our employees. Of our total employees, approximately 540 are employed in the United States and approximately 10 are employed in Asia Pacific.

INFORMATION SYSTEMS INFRASTRUCTURE

Our websites are based on commercially developed software and are hosted by cloud service providers and at a colocation data center located in Baltimore, Maryland. The hosting facilities provide carrier diverse network connectivity, redundant and emergency power, fire prevention and control, and robust physical security for the equipment on which our websites rely. Our information systems and infrastructure are monitored 24 hours a day, seven days a week. We evaluate the compliance of key service organizations with SSAE 18 standards annually by reviewing the relevant System and Organization Controls reports (SOC 1, SOC 2 and SOC 3), in addition to PCI-DSS compliance, where applicable.

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

INTELLECTUAL PROPERTY

Products manufactured by and programs marketed by the Company are sold primarily under its own trademarks and trade names. Our policy is to protect our products and programs through trademark registrations both in the United States and in significant international markets. The Company carefully monitors trademark use and strongly promotes enforcement and protection of all of its trademarks.

AVAILABLE INFORMATION

Our principal office is located at 100 International Drive, Baltimore, Maryland 21202. Our telephone number at this office is (410) 581-8042. Our corporate website is http://www.medifastinc.com. All periodic and current reports, registration statements, code of conduct and other material that we are required to file with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available free of charge through our investor relations page at https://ir.medifastinc.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Report.

The SEC maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file such information electronically with the SEC.

ITEM 1A. RISK FACTORS

You should consider carefully the following risks and uncertainties when reading this Report. If any of the events described below actually occurs, the Company’s business, financial condition and operating results could be materially adversely affected. You should understand that it is not possible to predict or identify all such risks and uncertainties. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risks Related to Our Business

The success of our business is dependent on our ability to maintain and grow our network of OPTAVIA Coaches.

OPTAVIA Coaches are subject to high turnover and we depend on our network of OPTAVIA Coaches to continually grow their businesses by attracting, training and motivating new OPTAVIA Coaches. We consider our number of OPTAVIA Coaches and revenue per OPTAVIA Coach to be key indicators of our financial performance and condition. As of December 31, 2019, the Company had 31,800 total active earning OPTAVIA Coaches and the average quarterly revenue per earning OPTAVIA Coach was $5,229. The failure to provide the tools and competitive compensation necessary to motivate OPTAVIA Coaches to grow their businesses will adversely affect our future growth and operating results. The growth and sustainability of our network of OPTAVIA Coaches is also subject to risks which may be outside of our control. These include:

●	Negative public perceptions of multi-level marketing;
●	General economic conditions;
●	Failure to develop innovative products to meet consumer demands;
●	Adverse opinions of our products, services, or industry; and
●	Regulatory actions against our Company, competitors in our industry, or other direct selling companies.

Our direct selling model may be challenged both domestically and abroad which could harm our business.

In both domestic and foreign markets, we may be subject to challenges by government regulators regarding our direct selling model. Legal and regulatory requirements concerning the direct selling industry generally do not include “bright line” rules and are inherently fact-based and subject to interpretation. As a result, regulators and courts have discretion in their application of these laws and regulations, and the enforcement or interpretation of these laws and regulations by government agencies or courts can change.

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

In 2016, the FTC entered into a settlement with another multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, the FTC has indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance. If the requirements in this settlement lead to new industry standards or new rules, our business could be impacted and we may need to amend our compensation plan with our OPTAVIA Coaches. With a majority of our revenue in the United States coming from direct sales through our network of OPTAVIA Coaches, we believe that we can demonstrate consumer demand for our products, but we continue to monitor developments to assess whether we should make any changes to our compensation structure. If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against us, our business could be harmed.

Governmental regulations in countries where we plan to commence or expand operations may prevent or delay entry into those markets. In addition, our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce new products into such markets. However, governmental regulations in our markets, both domestic and international, can delay or prevent the introduction, or require the reformulation or withdrawal, of certain of our products. Any such regulatory action, whether or not it results in a final determination adverse to us, could create negative publicity, with detrimental effects on the motivation and recruitment of OPTAVIA Coaches and, consequently, on sales.

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

We have experienced rapid growth and expect our growth to continue, which could place significant strain on our management, systems, resources, and results of operations.

We have experienced rapid growth and development in a relatively short period of time and expect to continue this rapid growth in the future.  For example, our active earning OPTAVIA Coaches has grown from 24,100 as of December 31, 2018 to 31,800 as of December 31, 2019. In addition, in July 2019, we commenced our international operations, entering into the Asia Pacific markets of Hong Kong and Singapore.  Our rapid growth places significant demands on our management and our administrative, operational and financial infrastructure.

Our failure to effectively manage our growth could harm our business and, in particular, our financial condition, results of operations and cash flows, which could negatively affect our ability to make distributions to stockholders and the trading price of our common stock. Our growth could also increase our capital requirements, which may require us to issue potentially dilutive equity securities and incur additional debt.

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

Therefore, it is critical that we maintain good relationships with our manufacturers. The services we require from these parties may be disrupted due to a number of factors associated with their businesses, including the following:

●	labor disruptions;
●	delivery problems;
●	financial condition or results of operations;
●	internal inefficiencies;
●	power failures;
●	equipment failure;
●	severe weather;
●	fire;
●	natural or man-made disasters;
●	shortages of ingredients; and
●	USDA or FDA compliance issues.

We manufacture and produce the majority of our powder-based products, which account for approximately 46% of our unit sales, at our manufacturing facility in Owings Mills, Maryland. As a result, we are dependent upon the uninterrupted and efficient operation of our sole manufacturing facility in Owings Mills, Maryland. The operations at this facility may be disrupted by a number of factors, including the following:

●	labor disruptions;
●	power failures;
●	equipment failure;
●	internal inefficiencies;
●	severe weather;
●	fire;
●	nature or man-made disasters; and
●	USDA or FDA compliance issues.

There can be no assurance that the occurrence of these or any other operational problems at our sole facility would not have a material adverse effect on our business, financial condition or results of operations.

We may be subject to claims that our OPTAVIA Coaches are unqualified to provide proper weight loss advice.

Our OPTAVIA Coaches are independent contractors and, accordingly, we are not in a position to provide the same level of oversight as we would if these OPTAVIA Coaches were our own employees. As a result, there can be no assurance that our OPTAVIA Coaches will comply with our policies and procedures despite our internal compliance efforts. Additionally, some of our OPTAVIA Coaches do not have extensive training or certification in nutrition, diet or health fields and have only undergone the education they receive from us. We may be subject to claims from our clients alleging that our OPTAVIA Coaches lack the qualifications necessary to provide proper advice regarding weight loss and related topics. We may also be subject to claims that our OPTAVIA Coaches have provided inappropriate advice or have inappropriately referred or failed to refer clients to health care providers for matters other than weight loss. Such claims could result in lawsuits, damage to our reputation and divert management’s attention from our business, which would adversely affect our business.

We may be subject to health or advertising related claims from our clients.

Our weight loss and weight management programs do not include medical treatment or medical advice, and we do not engage physicians or nurses to monitor the progress of our clients. Many people who are overweight suffer from other physical conditions, and our target consumers could be considered a high-risk population. A customer who experiences health problems could allege or bring a lawsuit against us on the basis that those problems were caused or worsened by participating in our programs. Further, clients who allege that they were deceived by any statements that we made in advertising or labeling could bring a lawsuit against us under consumer protection laws. From time-to-time we are subject to such allegations and have been involved in such litigation. While we would defend ourselves against such claims, we may ultimately be unsuccessful in our defense. Also, defending ourselves against such claims, regardless of their merit and ultimate outcome, would likely be lengthy and costly, and adversely affect our brand image, customer loyalty and results of operations.

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

The weight management industry is subject to changing consumer demands based, in large part, on the efficacy and popular appeal of weight management programs. The popularity of weight management programs is dependent, in part, on their ease of use, cost and channels of distribution as well as consumer trends, and, on an ongoing basis, many existing and potential providers of weight loss solutions, including many pharmaceutical firms with significantly greater financial and operating resources than we have, are developing new products and services. The creation of a weight loss solution, such as a drug therapy, that is perceived to be safe, effective and “easier” than a portion-controlled meal plan would put us at a disadvantage in the marketplace and our results of operations could be negatively affected.

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

We rely on software, hardware, network systems, including cloud-based technology, that is either developed by us or licensed from or maintained by third parties to operate our websites. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. The integrity of our technology may also be compromised as a result of third-party cyber-attacks, such as hacking, spear phishing campaigns and denial of service attacks, which are increasingly negatively impacting companies. In addition, our operations depend on our ability to protect our information technology systems against damage from third-party cyber-attacks, fire, power loss, water, earthquakes, telecommunications failures and similar unexpected adverse events. Interruptions in our websites, services and products or network systems could result from unknown technical defects, insufficient capacity or the failure of our third-party providers to provide continuous and uninterrupted service. While we maintain disaster recovery capabilities to return to normal operation in a timely manner, we do not have a fully redundant system that includes an instantaneous recovery capability.

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

A significant number of states require that customers be notified if a security breach results in the disclosure of their personal financial account or other information. Additional states and governmental entities are considering such “notice” laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach and such notice or public disclosure is required in the future, our reputation and our business may be harmed.

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

Third parties may, in the future, make claims against us alleging infringement of their intellectual property rights. Any intellectual property claims, regardless of merit, could be time-consuming and expensive to litigate or settle and could significantly divert management’s attention from other business concerns. In addition, if we were unable to successfully defend against such claims, we may have to pay damages, stop selling the service or product or stop using the software, technology or content found to be in violation of a third-party’s rights, seek a license for the infringing service, product, software, technology or content or develop alternative non-infringing services, products, software, technology or content. If we cannot license on reasonable terms, develop alternatives or stop using the service, product, software, technology or content for any infringing aspects of our business, we may be forced to limit our service and product offerings. Any of these results could reduce our revenue and our ability to compete effectively, increase our costs or harm our business.

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

In connection with our entry into the Asia Pacific markets of Hong Kong and Singapore we expanded our sales, marketing and distribution activities in these markets. The sale, marketing and distribution of our products and programs in these and other international locations is subject to a number of uncertainties, including, but not limited to, the following:

●	economic and political instability;
●	import or export licensing requirements;
●	trade restrictions;
●	product registration requirements;
●	longer payment cycles;
●	changes in regulatory requirements, including regulations governing our direct selling business model, and tariffs;
●	potentially adverse tax consequences; and
●	potentially weak protection of intellectual property rights.

Expansion into international markets increases our operational, regulatory and other risks.

In July 2019, we commenced our international operations, entering into the Asia Pacific markets of Hong Kong and Singapore. As a result, we face increased operational, regulatory, compliance and reputational risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions. Our operations in Hong

Kong and Singapore and other jurisdictions are subject to significant compliance, disclosure and other obligations. Activity in international markets also exposes us to fluctuations in currency exchange rates, which may adversely affect the U.S. dollar value of revenues, expenses and assets associated with our business activities outside the United States. Actual and anticipated changes in current exchange rates may also adversely affect international demand for our investment strategies and services, most of which represent investments primarily in U.S. dollar-based assets. Because certain of our costs to support international business activities will be based in local currencies, the profitability of such activities in U.S. dollars may be adversely affected by a weakening of the U.S. dollar versus other currencies in which we derive revenues.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act (“FCPA”). Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anticorruption laws. Although we have implemented policies, procedures, and training to all employees including management, designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anticorruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire.

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

Our business in Hong Kong and Singapore is subject to sensitive economic, political, regulatory and market conditions.

Entering the Asia Pacific markets of Hong Kong and Singapore is a key component of our global growth strategy. Our business in these countries is sensitive to economic, political, regulatory and market conditions that drive sales volume. If we are unable to establish our position in these markets our business and financial results could be adversely affected.

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

Our industry is subject to federal, state and other governmental regulation. Certain federal and state agencies, such as the FTC, regulate and enforce laws relating to advertising, disclosures to consumers, privacy, consumer pricing and billing arrangements and other consumer protection matters. A determination by a federal or state agency, or a court, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions of our business operations. Some advertising practices in the weight loss industry have led to investigations from time to time by the FTC and other governmental agencies. Many companies in the weight loss industry, including our predecessor businesses, have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. In October 2009, the FTC published its revised Guides concerning the Use of Endorsements and Testimonials in Advertising which now requires us to make a statement as to what the typical weight loss clients can expect to achieve on our program when using a customer’s weight loss testimonial in advertising. Federal and state regulation of advertising practices generally, and in the weight loss industry in particular, may increase in scope or severity in the future, which could have a material adverse impact on our business.

Other aspects of our industry are also subject to government regulation. For example, the labeling and distribution of food products, including dietary supplements, are subject to strict USDA and FDA requirements and food manufacturers are subject to rigorous inspection and other requirements of the USDA and FDA, and companies operating in foreign markets must comply with those countries’ requirements for proper labeling, controls on hygiene, food preparation and other matters. If federal, state, local or foreign regulation of our industry increases for any reason, then we may be required to incur significant expenses, as well as modify our operations to comply with new regulatory requirements, which could harm our operating results. Additionally, remedies available in any potential administrative or regulatory actions may include product recalls and require us to refund amounts paid by all affected clients or pays other damages, which could be substantial.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns a 49,000 square-foot manufacturing facility in Owings Mills, Maryland and leases office space in Baltimore, Maryland which serves as our corporate headquarters. The corporate headquarters’ lease expires in February 2026. The Company owns a 119,000 square-foot distribution facility in Ridgley, Maryland and outsources a domestic distribution center in Reno, Nevada, and an international distribution center in Hong Kong. All the distribution facilities give the Company adequate product distribution capacity for the foreseeable future. The Company leases a raw materials warehouse in Arbutus, Maryland. The Arbutus warehouse lease expires in February 2022. In January 2020, the Company entered into a lease for a satellite office in Lehi, Utah.  The satellite office lease expires in March 2023.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed and traded on the NYSE under the abbreviated ticker symbol “MED.”

Holders

There were approximately 98 record holders of the Company’s common stock as of February 14, 2020. This number does not include beneficial owners of our securities held in the name of nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance under our equity compensation plans, which information is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock for the three months ended December 31, 2019:

2019	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	1,847	$101.25	-	2,368,587
November 1 - November 30	-	-	-	2,368,587
December 1 - December 31	124,273	109.58	-	2,368,587
(1)	126,120 shares of common stock were surrendered by employees to the Company to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock and performance-based deferred shares.
(2)	At the outset of the quarter ended December 31, 2019, there were 2,368,587 shares of the Company's common stock eligible for repurchase under the repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").

The Company did not make any stock repurchases for the three months ended December 31, 2019. As of December 31, 2019, there were 2,368,587 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

Performance Graph

The following line graph compares the yearly percentage change in the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) for the last five fiscal years to that of the Standard & Poor’s 500 Index and the Company’s selected peer groups. The 2018 Peer Group includes Farmer Brothers Company, Inter Parfums Inc., Lifevantage Corp., Nature’s Sunshine Products Inc., Nutrisystem Inc., USANA Health Sciences Inc., and Weight Watchers International Inc, which was renamed to WW International, Inc. in 2019. The 2019 Peer Group includes the 2018 Peer Group with the exception of Lifevantage Corp.and Nutrisystem Inc. as well as the addition of 1-800-flowers.com Inc., Blue Apron Holdings Inc., Duluth Holdings Inc., E.l.f Beauty Inc., Herbalife Nutrition Ltd., Nu Skin Enterprises Inc., Petmed Express Inc., Simply Good Foods Co., Tupperware Brands Corp.

	2014	2015	2016	2017	2018	2019
Medifast, Inc.	$100.00	$91.28	$128.91	$222.18	$404.58	$365.24
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
2018 Peer Group	100.00	101.52	94.21	151.36	180.41	162.97
2019 Peer Group	100.00	107.52	110.17	151.37	172.32	145.98

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

(In thousands, except per share data)	2019	2018	2017	2016	2015
Income statement data:
Revenue	$713,672	$501,003	$301,563	$274,534	$272,773
Gross profit	$536,858	$379,899	$227,812	$205,664	$201,315
Income from operations	$91,039	$69,063	$39,632	$26,859	$28,684
Income from continuing operations before income taxes	$92,363	$70,548	$40,326	$27,122	$29,671
Income from continuing operations	$77,916	$55,789	$27,721	$17,835	$19,567
Income from discontinued operations, net of tax	-	-	-	-	491
Net income	$77,916	$55,789	$27,721	$17,835	$20,058
Basic earnings per share:
Continuing operations	$6.62	$4.67	$2.32	$1.51	$1.64
Discontinued operations	-	-	-	-	0.04
Total basic earnings per share	$6.62	$4.67	$2.32	$1.51	$1.68
Diluted earnings per share:
Continuing operations	$6.43	$4.62	$2.29	$1.49	$1.62
Discontinued operations	-	-	-	-	0.04
Total diluted earnings per share	$6.43	$4.62	$2.29	$1.49	$1.66
Balance sheet data:
Total assets (1)	$194,653	$169,429	$145,929	$121,216	$116,118
Total debt	$-	$-	$-	$-	$219
Total stockholders' equity	$104,832	$109,106	$108,581	$96,016	$88,584
Common stock data:
Cash dividends declared per share	$3.38	$2.19	$1.44	$1.07	$0.25
Market price per share - high	$157.08	$255.94	$73.52	$43.00	$33.40
Market price per share - low	$74.36	$63.32	$40.32	$27.68	$26.67
Weighted average shares outstanding:
Basic	11,771	11,947	11,924	11,842	11,959
Diluted	12,117	12,079	12,088	11,947	12,071

(1)	Included in total assets as of December 31, 2019 was $12,803 thousand right-of-use (“ROU”) assets as a result of adoption of ASC 842 on January 1, 2019. See Note 2 “SIGNIFICANT ACCOUNTING POLICIES” for additional information about this adoption.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the consolidated financial statements.

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management considers the following accounting policies to be the most critical in preparing our consolidated financial statements. These critical accounting policies have been discussed with our Audit Committee, as appropriate.

Revenue Recognition: Our revenue is derived primarily from point of sale transactions executed over an ecommerce platform for weight loss, weight management, and other consumable health and nutritional products. Revenue is recognized upon receipt by customer and net of discounts, rebates, promotional adjustments, price adjustments, allocated consideration to loyalty programs and estimated returns.

Revenue is recognized when control of the promised products is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those products. When determining whether the customer has obtained control of the products, we consider any future performance obligations.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606, Revenue from Contracts with Customers. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our contracts have performance obligations to fulfill and deliver products from the point of sale transaction along with the related customer reward programs.

Our performance obligations are satisfied at a point in time. Revenue from products transferred to clients at a point in time accounted for substantially all of our revenue for the years ended December 31, 2019 and 2018. Revenue on these contracts is recognized when the obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control upon receipt of products by our clients. Any consideration received prior to the fulfillment of the Company performance obligation is deferred and recognized as a liability.

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

Amounts billed to clients for shipping and handling activities are treated as a promised service performance obligation and are recorded in revenue in our Consolidated Statements of Income upon fulfillment of the performance obligation. Shipping and handling costs incurred by the Company for the delivery of products to clients are considered a cost to fulfill the contract and are included in cost of sales in our Consolidated Statements of Income.

We expense sales commissions and credit card fees during the period in which the corresponding revenue is earned. These costs are deferred along with the revenues for goods that are in transit and not received by clients by period end. These costs are recorded in selling, general and administrative expense in our Consolidated Statements of Income.

Impairment of Long-lived Fixed Assets: We continually assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and our operating performance. Future events could cause us to conclude that impairment indicators exist and the carrying values of fixed and long-lived assets may be impaired. Any resulting impairment loss would be limited to the value of net fixed and long-lived assets.

Income Taxes: The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in our Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

We evaluated our tax positions and determined that we did not have any material uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the years ended December 31, 2019, 2018 and 2017, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States, and various states and foreign jurisdictions. We are generally no longer subject to United States federal, state and local income tax examinations by tax authorities for the years before 2016.

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

Leases: The Company determines if an arrangement is a lease at inception and categorizes leases with contractual terms longer than twelve months as either operating or finance. All the Company’s leases are operating leases. The right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The ROU asset also consists of any prepaid lease payments and lease incentives received. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense.

BACKGROUND

Medifast is the company behind one of the fastest-growing health and wellness communities called OPTAVIA®, which offers Lifelong Transformation, One Healthy Habit at a Time®. Reflecting the success of its approach to health and wellness for its clients, Medifast has consistently grown revenue ahead of peers and competitors. Of equal importance, our business model is expected to deliver reliable growth year after year. Medifast has redefined direct selling by combining the best aspects of the model, while eliminating those dimensions that have typically challenged other companies. Medifast is often compared to diet and weight loss-only companies or to multi-level marketing companies, but our model is very different. The Company supports clients through independent OPTAVIA Coaches, majority of whom were clients first. Our product sales accounted for 98% of our revenues in 2019, 2018, and 2017, respectively.

We review and analyze a number of key operating and financial metrics to manage our business, including the number of active earning OPTAVIA Coaches and average quarterly revenue generated per OPTAVIA Coach in the OPTAVIA business unit.

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

Our OPTAVIA business unit accounted for approximately 96.4%, 92.9%, and 85.1% of our revenues in 2019, 2018 and 2017, respectively. In March 2018, we announced a change in how our business is managed, operating performance is reviewed and resources are allocated. As a result, beginning in the first quarter of 2018, we changed how we report financial performance to align with changes in the way we now manage the business and now operate and report as a single sales segment, OPTAVIA. We previously disclosed entity-wide financial information for multiple segments (e.g. OPTAVIA, Medifast Direct, Franchise Medifast Weight Control Centers and Medifast Wholesale). Although we have one reportable segment, we continue to market our products and programs through our Medifast Direct ecommerce platform and our Franchise Medifast Weight Control Center channels.

CONSOLIDATED RESULTS OF OPERATIONS - 2019 COMPARED TO 2018

The following table reflects our consolidated statements of income for the years ended December 31, 2019 and 2018 (in thousands, except percentages):

	2019	2018	$ Change	% Change

Revenue	$713,672	$501,003	$212,669	42.4%
Cost of sales	176,814	121,104	(55,710)	-46.0%
Gross Profit	536,858	379,899	156,959	41.3%

Selling, general, and administrative	445,819	310,836	(134,983)	-43.4%

Income from operations	91,039	69,063	21,976	31.8%

Other income
Interest income, net	1,295	1,306	(11)	-0.8%
Other income	29	179	(150)	-83.8%
	1,324	1,485	(161)	-10.8%

Income from operations before income taxes	92,363	70,548	21,815	30.9%

Provision for income taxes	14,447	14,759	312	2.1%

Net income	$77,916	$55,789	$22,127	39.7%

% of revenue
Gross Profit	75.2%	75.8%
Selling, general, and administrative costs	62.5%	62.0%
Income from Operations	12.8%	13.8%
Income from Operations before income taxes	12.9%	14.1%

Revenue: Revenue increased $212.7 million, or 42.4%, to $713.7 million in 2019 from $501.0 million in 2018. The total number of active earning OPTAVIA Coaches for the three months ended December 31, 2019 increased to 31,800 from 24,100 for the corresponding period in 2018, an increase of 32.0%. The average revenue per active earning OPTAVIA Coach decreased 9.2% to $5,229 for the three months ended December 31, 2019 from $5,756 for the three months ended December 31, 2018. This year-over-year growth in revenue resulted from business initiatives accelerating new OPTAVIA Coach conversions, increased OPTAVIA client acquisition rates and the transition of clients to higher priced OPTAVIA branded products.

Costs of Sales: Cost of sales increased $55.7 million, or 46.0%, to $176.8 million in 2019 from $121.1 million in 2018. This increase in cost of sales was primarily driven by an increase in product sales.

Gross Profit: In 2019, gross profit increased $157.0 million, or 41.3%, to $536.9 million from $379.9 million in 2018. As a percentage of sales, gross profit decreased 60 basis points to 75.2% for 2019 from 75.8% for 2018. The decrease in gross profit as a percentage of sales was primarily driven by higher shipping expenses and higher product returns related to disruptions to normal business operations during the year.

Selling, General and Administrative: Selling, general and administrative (“SG&A”) expenses were $445.8 million in 2019, an increase of $135.0 million, or 43.4%, as compared to $310.8 million in 2018. As a percentage of sales, SG&A expenses were 62.5% for 2019 as compared to 62.0% for 2018. The $135.0 million increase was primarily a result of higher variable costs such as OPTAVIA commission expense and credit card processing fees as a result of higher sales. In addition, SG&A expenses increased as a result of increased consulting costs related to technology projects, along with higher salaries and benefits related expenses. SG&A expenses included $3.3 million of cost incurred in Q3 2019, which were related to a highly organized automated scheme using stolen credit cards from outside the Company’s systems, to transact business on the Company’s ecommerce sites. Each of these transactions was pre-approved, prior to shipment, by the payment processor and subsequently reported to the Company as utilizing a stolen card. These expenses were $2.9 million higher than the corresponding period in 2018 and were primarily comprised of higher bad debt and credit card fees. Bad debt levels have returned to historical levels throughout the fourth quarter of 2019 as a result of software and new processes implemented in the third quarter of 2019. SG&A expenses included research and development costs of $2.7 million and $2.2 million for 2019 and 2018, respectively.

OPTAVIA commission expense, which is a variable expense, increased $95.3 million, or 47.8%, to $294.7 million in 2019 from $199.4 million in 2018. The increase was primarily the result of increased product sales. As OPTAVIA revenue increased as a portion of the Company’s total sales mix, the commission rate as a percentage of revenue increased 150 basis points to 41.3% in 2019 compared to 39.8% in 2018. This is an outcome of the success we are experiencing with our growing OPTAVIA Integrated Coach Model.

Income from operations: Income from operations in 2019 increased $21.9 million to $91.0 million from $69.1 million in 2018 primarily as a result of increased gross profits partially offset by increased SG&A expenses. Income from operations as a percentage of sales decreased to 12.8% for 2019 as compared to 13.8% for 2018.

Other income: In 2019 and 2018, other income, including interest income, was $1.3 million and $1.5 million, respectively.

Income from operations before income taxes: Income from operations before income taxes was $92.4 million in 2019 as compared to $70.5 million in 2018, an increase of $21.9 million. Income from operations before income taxes as a percentage of sales decreased to 12.9% for 2019 from 14.1% for 2018.

Provision for income taxes: For 2019, the Company recorded $14.4 million in income tax expense, an effective tax rate of 15.6%, as compared to $14.8 million in income tax expense and an effective tax rate of 20.9%, for 2018. The decrease in the effective tax rate for 2019 as compared to 2018 was primarily driven by an increase in the share-based compensation benefit of 4.3%. The Company anticipates a full year tax rate of 22.5% to 23.5% in 2020.

Net income: Net income was $77.9 million, or $6.43 per diluted share, in 2019 as compared to $55.8 million, or $4.62 per diluted share, in 2018. The period-over-period changes were driven by the factors described above in the explanations from operations.

Additionally, refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2018 compared to fiscal year 2017.

Liquidity and Capital Resources

The Company had stockholders’ equity of $104.8 million and working capital of $74.8 million at December 31, 2019 compared with $109.1 million and $85.2 million at December 31, 2018. The $4.3 million net decrease in stockholder’s equity reflects $77.9 million in net income for 2019 offset by $33.1 million spent on repurchases of common stock, and $40.0 million for declared dividends paid to our common stock holders as well as the other equity transactions described in the Consolidated Statements of Changes in Stockholders’ Equity included in our consolidated financial statements included in this report. The Company declared a dividend of $1.13 per share on December 3, 2019, to stockholders of record as of December 27, 2019 that was paid on February 6, 2020. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the declaration and payment of dividends. The Company’s cash, cash equivalents and investment securities decreased from $101.0 million at December 31, 2018 to $92.7 million at December 31, 2019.

Net cash provided by operating activities increased $23.5 million to $84.3 million for 2019 from $60.8 million for 2018 primarily as a result of increased net income.

Net cash used in investing activities was $6.3 million for 2019 as compared to $1.2 million for 2018. This year-over-year change resulted primarily from an increase in cash used in capital expenditures for 2019 as compared to 2018.

Net cash used in financing activities increased $29.0 million to $82.3 million for 2019 from $53.3 million for 2018. This increase was primarily due to increases in the net shares repurchased for employee taxes, cash dividends paid to stockholders, and stock repurchases for 2019 from 2018.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, including its expansion of its operations into the Asia Pacific Markets of Hong Kong and Singapore, to be funded from operating cash flow.

The Company evaluates acquisitions from time to time.

Contractual Obligations and Commercial Commitments

The Company had the following contractual obligations as of December 31, 2019 (in thousands):

	2020	2021 - 2022	2023 - 2024	Thereafter	Total
Operating leases (a)	$3,636	$6,824	$2,899	$1,452	$14,811
Unconditional purchase obligations (b)	2,403	2,018	424	-	4,845
Total contractual obligations	$6,039	$8,842	$3,323	$1,452	$19,656
(a)	The Company has operating leases in place for leased corporate offices, warehouses, and certain equipment.
(b)	The Company has unconditional purchase obligations primarily for outsourced information technology and Coach events.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, United States money market securities, and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at December 31, 2019, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Medifast, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Medifast Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes to the consolidated financial statements of the Company and our report dated March 2, 2020 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Baltimore, Maryland

March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Medifast, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medifast, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income taxes

As described in Notes 1 and 11 of the consolidated financial statements, the Company operates in multiple markets in the U.S. and internationally using an e-commerce platform and a direct selling network of OPTAVIA Coaches. The Company’s provision for income taxes is impacted based on interpretations of the Tax Cuts and Job Act (Tax Act) and various state and local income tax laws. Management prepared the Company’s provision for income taxes using significant judgment when interpreting the provisions of the Tax Act, related Treasury and state and local tax regulations and assessing the positions taken as a result of these considerations as to whether or not the amount of benefit recorded would be more-likely-than-not to be sustained upon examination.

We identified the evaluation of the Company’s provision for income taxes as a critical audit matter due to the significant judgments made by management when assessing the complex provisions of the tax laws and regulations. Auditing the matter required significant auditor judgment, and use of our tax specialists, in evaluating the recorded results of management’s tax positions and their assessment of the sustainability of these tax positions.

Our audit procedures related to the Company’s provision for income taxes include the following, among others:

●	We obtained an understanding of the relevant controls related to the determination of current and deferred taxes and tested such controls for design and operating effectiveness, including controls related to the interpretation and application of tax laws.
●	We involved our specialized tax professionals to assist in evaluating the application of the Tax Act and Treasury Regulations and state and local tax regulations. Our specialists developed an independent assessment of interpretations of the Tax Act and Treasury Regulations, state and local tax positions, and other tax positions requiring significant judgement and compared them to the Company’s recorded positions.
●	We tested the accuracy and completeness of the data and inputs used to calculate the effective federal and state tax rate, current provision calculations, deferred tax assets/liabilities and income taxes receivable/payable rollforward.

/s/ RSM US LLP

We have served as the Company’s auditor since 2010.

Baltimore, Maryland

March 2, 2020

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2019, 2018 and 2017

(In thousands, except per share amounts & dividend data)

	2019	2018	2017

Revenue	$713,672	$501,003	$301,563
Cost of sales	176,814	121,104	73,751
Gross profit	536,858	379,899	227,812

Selling, general, and administrative	445,819	310,836	188,180

Income from operations	91,039	69,063	39,632

Other income
Interest income, net	1,295	1,306	558
Other income	29	179	136
	1,324	1,485	694

Income from operations before income taxes	92,363	70,548	40,326

Provision for income taxes	14,447	14,759	12,605

Net income	$77,916	$55,789	$27,721

Earnings per share - basic	$6.62	$4.67	$2.32

Earnings per share - diluted	$6.43	$4.62	$2.29

Weighted average shares outstanding -
Basic	11,771	11,947	11,924
Diluted	12,117	12,079	12,088

Cash dividends declared per share	$3.38	$2.19	$1.44

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	2019	2018	2017

Net income	$77,916	$55,789	$27,721
Other comprehensive income (loss), net of tax:
Foreign currency translation	1	(2)	(71)
Unrealized gains (losses) on investment securities:
Change in fair value of investment securities	197	(11)	65
Adjustment for net losses realized included in net income	-	-	11
Total change in unrealized gains (losses) on investment securities	197	(11)	76

Other comprehensive income (loss)	198	(13)	5

Comprehensive income	$78,114	$55,776	$27,726

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2019 and 2018

(In thousands, except per share amounts)

	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$76,974	$81,364
Accounts receivable - net of doubtful accounts of $235 and $394 at
December 31, 2019 and 2018, respectively	1,437	1,011
Inventory	48,771	38,888
Investment securities	15,704	19,670
Income taxes, prepaid	5,169	-
Prepaid expenses and other current assets	6,096	4,586
Total current assets	154,151	145,519

Property, plant and equipment - net of accumulated depreciation	26,039	19,747
Right-of-use assets	12,803	-
Other assets	353	1,183
Deferred tax assets	1,307	2,980

TOTAL ASSETS	$194,653	$169,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$76,220	$60,323
Current lease obligations	3,168	-
Total current liabilities	79,388	60,323

Lease obligations, less current lease obligations	10,433	-
Total liabilities	89,821	60,323

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized;
12,272 and 12,117 issued and 11,764 and 11,868 outstanding
at December 31, 2019 and December 31, 2018, respectively	12	12
Additional paid-in capital	-	8,802
Accumulated other comprehensive income (loss)	25	(173)
Retained earnings	168,788	131,344
Less: Treasury stock at cost, 489 and 193 shares at December 31,
2019 and December 31, 2018, respectively	(63,993)	(30,879)
Total stockholders' equity	104,832	109,106

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$194,653	$169,429

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	2019	2018	2017

Operating Activities
Net income	$77,916	$55,789	$27,721
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	4,624	4,435	4,209
Share-based compensation	4,520	3,124	4,267
Loss on sale of disposal of property, plant and equipment	17	48	94
Amortization of premium on investment securities	454	571	703
Deferred income taxes	1,598	(2,687)	(623)
Bad debt expense	3,638	1,058	151
Change in operating assets and liabilities:
Accounts receivable	(4,064)	(936)	664
Inventory	(9,883)	(18,658)	(1,017)
Income taxes, prepaid	(5,169)	2,272	(1,023)
Prepaid expenses and other current assets	(1,510)	(282)	(686)
Other assets	9	65	(1,876)
Accounts payable and accrued expenses	12,111	16,017	10,653
Net cash flow provided by operating activities	84,261	60,816	43,237

Investing Activities
Sale and maturities of investment securities	3,730	3,545	6,954
Purchase of investment securities	-	-	(6,956)
Sale of property and equipment	-	196	81
Purchase of property and equipment	(10,058)	(4,940)	(3,242)
Net cash flow used in investing activities	(6,328)	(1,199)	(3,163)

Financing Activities
Options exercised by executives and directors	278	547	568
Net shares repurchased for employee taxes	(14,092)	(720)	(2,540)
Cash dividends paid to stockholders	(35,396)	(23,160)	(15,390)
Stock repurchases	(33,114)	(29,995)	-
Net cash flow used in financing activities	(82,324)	(53,328)	(17,362)

Foreign currency impact	1	(2)	(71)

Increase (Decrease) in cash and cash equivalents	(4,390)	6,287	22,641
Cash and cash equivalents - beginning of the period	81,364	75,077	52,436
Cash and cash equivalents - end of period	$76,974	$81,364	$75,077

Supplemental disclosure of cash flow information:
Income taxes paid	$17,314	$14,606	$13,622
Dividends declared included in accounts payable	$13,719	$9,137	$6,105

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2016	12,027	$12	$2,672	$(165)	$93,497	$-	$96,016
							-
Net income	-	-	-	-	27,721	-	27,721
Share-based compensation	95	-	4,267	-	-	-	4,267
Options exercised by executives and directors	25	-	568	-	-	-	568
Net shares repurchased for employee taxes	(44)	-	(2,540)	-	-	-	(2,540)
Other comprehensive income	-	-	-	5	-	-	5
Cash dividends declared to stockholders	-	-	-	-	(17,456)	-	(17,456)

Balance, December 31, 2017, as reported	12,103	$12	$4,967	$(160)	$103,762	$-	$108,581
Cumulative effect of adjustments from
changes in accounting standards (Note 2)	-	-	-	-	(2,018)	-	(2,018)
Balance January 1, 2018, as adjusted	12,103	12	4,967	(160)	101,744	-	106,563

Net income	-	-	-	-	55,789	-	55,789
Share-based compensation	19	-	3,124	-	-	-	3,124
Options exercised by executives and directors	34	-	547	-	-	-	547
Net shares repurchased for employee taxes	(7)	-	(720)	-	-	-	(720)
Restricted shares forfeitures	(40)	-	-	-	-	-	-
Treasury stock from cashless options	8	-	884	-	-	(884)	-
Treasury stock from stock repurchases	-	-	-	-	-	(29,995)	(29,995)
Other comprehensive loss	-	-	-	(13)	-	-	(13)
Cash dividends declared to stockholders	-	-	-	-	(26,189)	-	(26,189)

Balance, December 31, 2018	12,117	12	8,802	(173)	131,344	(30,879)	109,106

Net income	-	-	-	-	77,916	-	77,916
Share-based compensation	273	-	4,520	-	-	-	4,520
Options exercised by executives and directors	10	-	278	-	-	-	278
Net shares repurchased for employee taxes	(128)	-	(13,600)	-	(492)	-	(14,092)
Treasury stock from stock repurchases	-	-	-	-	-	(33,114)	(33,114)
Other comprehensive income	-	-	-	198	-	-	198
Cash dividends declared to stockholders	-	-	-	-	(39,980)	-	(39,980)

Balance, December 31, 2019	12,272	$12	$-	$25	$168,788	$(63,993)	$104,832

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019, 2018, and 2017

1. NATURE OF THE BUSINESS

Medifast, Inc. (the “Company” or “Medifast”) is a Delaware corporation, incorporated in 1989. The Company’s operations are primarily conducted through its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Inc., Medifast Nutrition, Inc., Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited and OPTAVIA (Singapore) PTE. LTD. Medifast is the company behind one of the fastest-growing health and wellness communities called OPTAVIA®, which offers Lifelong Transformation, One Healthy Habit at a Time®. OPTAVIA is a highly effective lifestyle solution for people for whom diets alone have failed. The Company has one modern, United States Food and Drug Administration (the “FDA”) approved manufacturing facility located in Owings Mills, Maryland.

Medifast sells a variety of weight loss, weight management and healthy living products all based on our proprietary formulas under the Medifast®, OPTAVIA®, Thrive by Medifast, Optimal Health by Take Shape for Life, and Flavors of Home® brands. The Company’s product line includes more than 170 consumable options, including, but not limited to, bars, bites, pretzels, puffs, cereal crunch, drinks, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups. Medifast’s nutritional products are formulated with high-quality ingredients. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on December 31.

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

Concentration of Credit Risk – Our cash and cash equivalents and available-for-sale securities are maintained at several financial institutions and the balances with these financial institutions often exceed the amount of insurance provided on such accounts by the Federal Deposit Insurance Corporation. The cash and cash equivalents generally are maintained with financial institutions with reputable credit, and therefore bear minimal credit risk. Historically, we have not experienced any losses due to such concentration of credit risk.

Fair Value of Financial Instruments - Our financial instruments include cash and cash equivalents, investment in available-for-sale securities, and trade receivables. The carrying amounts of cash and cash equivalents, and trade receivables approximate fair value due to their short maturities. The fair values of investment in available-for-sale securities are based on third-party pricing services provided by the Company’s investment advisory firm.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are recorded net of provisions for doubtful accounts. Allowances for doubtful accounts are based primarily on an analysis of aged accounts receivable balances, credit card chargeback trends and activities and the credit worthiness of our clients as determined by credit checks and analysis, as well as customer payment history. The allowance for doubtful accounts as of December 31, 2019 and 2018 was $0.2 million and $0.4 million, respectively.

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

Investment Securities –The Company’s investments consist of debt securities classified as available-for-sale securities. Available-for-sale debt securities are stated at fair value and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Interest and dividends on marketable debt securities are recognized in income when declared. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, if any, are included in income.

Property, Plant, and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Building and building improvements	10 - 35 years
Leasehold Improvements (1)	Lease term
Equipment and fixtures	3 - 15 years
Software	5 years
Vehicles	5 years

(1) The depreciation life for leasehold improvements is the lesser of the estimated useful life of the addition or the term of the related lease.

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

Revenue Recognition - Our revenue is derived primarily from point of sale transactions executed over an ecommerce platform for weight loss, weight management and other consumable health and nutritional products. Revenue is recognized upon receipt by customer and net of discounts, rebates, promotional adjustments, price adjustments, allocated consideration to loyalty programs and estimated returns.

Revenue is recognized when control of the promised products is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those products. When determining whether the customer has obtained control of the products, we consider any future performance obligations.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606, Revenue from Contracts with Customers. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our contracts have performance obligations to fulfill and deliver products from the point of sale transaction along with the related customer reward programs.

Our performance obligations are satisfied at a point in time. Revenue from products transferred to clients at a point in time accounted for substantially all of our revenue for the years ended December 31, 2019 and 2018. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control upon receipt of products by our clients. Any consideration received prior to the fulfillment of the Company performance obligation is deferred and recognized as a liability.

Sales returns

Our return policy allows for customer returns within 30 days of purchase and upon our authorization. We adjust revenues for the products expected to be returned and a liability is recognized for expected refunds to clients. We estimate expected returns based on historical levels and project this experience into the future.

Customer reward programs and sales incentives

Our sales contracts may give clients the option to purchase additional products priced at a discount. Options to acquire additional products at a discount can come in many forms, such as customer reward programs and incentive offerings including pricing arrangements and promotions.

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

Shipping and handling costs

Amounts billed to clients for shipping and handling activities are treated as a promised service performance obligation and are recorded in revenue in the accompanying Consolidated Statements of Income upon fulfillment of the performance obligation. Shipping and handling costs incurred by the Company for the delivery of products to clients are considered a cost to fulfill the contract and are included in cost of sales in the accompanying Consolidated Statements of Income.

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

Disaggregated revenue and entity-wide revenue disclosures

The nature, amount, timing and uncertainty of revenue and cash flows from our revenues amongst contracts, product offerings and clients do not differentiate and are recognized consistently based on policies discussed above. In addition, effective January 1, 2018, we changed how we internally and externally report our revenues to simplify and align with changes in how we manage our business, review operating performance and allocate resources as a result of our primary focus on the OPTAVIA business and the significance this business represents to the overall results of the Company. We considered the following factors in making this decision: the nature of business activities overlapping amongst previous defined sales channels, the management structure directly accountable to our chief operating decision maker for operating and administrative activities and information presented to the Board of Directors and investors.

Leases - The Company determines if an arrangement is a lease at inception and categorize leases with contractual terms longer than twelve months as either operating or finance. All the Company’s leases are operating leases. The right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The ROU asset also consists of any prepaid lease payments and lease incentives received. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense.

Advertising Costs - Advertising costs are expensed as incurred, except for the preparation, layout, design and production of advertising costs which are expensed when the advertisement is first used. Advertising expense, excluding broker fees, for the years ended December 31, 2019, 2018 and 2017, amounted to $5.3 million, $6.0 million and $7.7 million, respectively.

Research and Development - The Company incurs research and development costs in connection with the development of new products and programs, which are expensed as incurred. The Company incurred $2.7 million, $2.2 million and $1.5 million in research and development expense for the years ended December 31, 2019, 2018 and 2017, respectively.

Share-Based Compensation - Share-based compensation consists primarily of restricted stock awards, market and performance-based share awards, and stock options granted to employees and directors. Restricted stock awards are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the requisite service period. The fair value of the incentive stock options and non-qualified stock options is calculated using the Black-Scholes option pricing model as of the grant date and recognized over the service period. Market and performance-based share awards that are tied to the Company’s total shareholder return and stock price are valued using the Monte Carlo method and are recognized as expense over the award’s achievement period. The Company issues new shares upon the exercise of stock options and the granting of restricted stock awards.

Income Taxes - The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

We evaluated our tax positions and determined that we did not have any material uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the years ended December 31, 2019, 2018 and 2017, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States, and various states and foreign jurisdictions. We are generally no longer subject to United States federal, state and local income tax examinations by tax authorities for the years before 2016.

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

Comprehensive Income - Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. Comprehensive income consists of net income, unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments.

Accounting Pronouncements - Adopted in 2019

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) to address a specific consequence of the Tax Cuts and Jobs Act (“TCJA”) by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA’s reduction of the U.S. federal corporate income tax rate. This ASU was effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and was to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company adopted this ASU in the first quarter of 2019. There was no material impact on the Company's consolidated results of operations or cash flows. The Company's policy for releasing disproportionate income tax effects from accumulated other comprehensive income utilizes the portfolio approach.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize a ROU asset and a lease liability on the balance sheet for all leases, including operating leases, and also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842.”

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases. The standard had a material impact on the Company’s consolidated balance sheets, but did not have a significant impact on the Company’s consolidated results of operations or cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For leases that commenced before the effective date of ASC 842, the Company elected the permitted practical expedients that do not require the Company to reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected to exclude leases with a term of 12 months or less in the recognized ROU assets and lease liabilities.

As a result of the cumulative impact of adopting ASC 842, the Company recorded ROU assets of $11.9 million, net of $0.7 million of accrued rent and lease liabilities of $12.6 million as of January 1, 2019, primarily related to office and warehouse space and certain equipment, based on the present value of the future lease payments on the date of adoption.

Recently Issued Accounting Pronouncements - Pending Adoption

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The standard also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Management is currently evaluating the effect that the provisions of ASU 2019-12 will have on the Company’s consolidated financial statements.

3. INVENTORIES

Inventories consist principally of packaged meal replacements held in the Company’s warehouses. Inventory is stated at the lower of cost or net realizable value, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs. On a quarterly basis management reviews inventory for unsalable or obsolete inventory.

Inventories consisted of the following (in thousands):

	December 31, 2019	December 31, 2018

Raw materials	$10,880	$11,156
Packaging	4,109	1,563
Non-food finished goods	4,421	2,391
Finished goods	31,314	25,509
Reserve for obsolete inventory	(1,953)	(1,731)
Total	$48,771	$38,888

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Land	$565	$565
Building and leasehold improvements	12,890	12,881
Equipment and fixtures	17,739	12,187
Software	17,716	28,683
Vehicles	145	145
Property, plant and equipment- gross	49,055	54,461
Less accumulated depreciation	23,016	34,714
Property, plant and equipment- net	$26,039	$19,747

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $3.7 million, $3.6 million and $4.2 million, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Trade payables and accrued expenses	$22,608	$19,017
Sales commissions payable	13,186	10,626
Dividends payable	13,719	9,137
Accrued payroll and related taxes	10,409	8,309
Coach incentive accruals	5,598	5,546
Promotional sales incentive accruals	4,818	3,817
Deferred revenue	4,333	2,797
Sales tax payable	1,549	1,074
Total	$76,220	$60,323

6. EARNINGS PER SHARE

Basic EPS computations are calculated utilizing the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share data):

	2019	2018	2017

Numerator:
Net income	$77,916	$55,789	$27,721

Denominator:
Weighted average shares of common stock outstanding	11,771	11,947	11,924
Effect of dilutive common stock equivalents	346	132	164
Weighted average shares of common stock outstanding	12,117	12,079	12,088

Earnings per share - basic	$6.62	$4.67	$2.32

Earnings per share - diluted	$6.43	$4.62	$2.29

The calculation of diluted earnings per share excluded 984, 298, and 3,125 antidilutive options outstanding for the years ended December 31, 2019, 2018 and 2017, respectively. The calculation of diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 also excluded 718, 258 and 0 antidilutive restricted stock awards, respectively.

7. EQUITY

Issuance of Additional Common Stock

On May 18, 2017, the stockholders of the Company approved the Medifast, Inc. Amended and Restated 2012 Share Incentive Plan (the “Amended and Restated 2012 Plan”) that increased the number of shares of the Company’s common stock that may be awarded under the Amended and Restated 2012 Plan by 600,000, to an aggregate of 1,600,000.

Stock Repurchase Plan

The Company implemented a stock repurchase plan on September 16, 2014 (the “Stock Repurchase Plan”). On September 12, 2019, the Company's Board of Directors authorized an additional 2,000,000 shares for repurchase under the Stock Repurchase Plan. The Company repurchased approximately 296,000 shares during the year ended December 31, 2019. As of December 31, 2019, there were approximately 2,369,000 shares of common stock remaining under the Company’s Stock Repurchase Plan. There is no guarantee as to the exact number of shares of the Company’s common stock, if any, that will be repurchased under the Stock Repurchase Plan.

Stockholder Rights Plan

On November 21, 2019, the Company adopted a limited duration stockholder rights plan (the “Rights Plan”), as amended on December 13, 2019, and declared a dividend of one right for each outstanding share of Medifast common stock.  The Rights Plan expires on October 21, 2020, and the Board of Directors may terminate the Rights Plan at any time if it no longer believes that the Rights Plan is in the best interests of the Company and its stockholders.  These rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events.

8. SHARE-BASED COMPENSATION

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of December 31, 2019 generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $171.68. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield is computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the year ended December 31, 2019, the Company did not grant stock options. The weighted average input assumptions used for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017

Expected term (in years)	6.4	6.0
Risk-free interest rate	2.64%	2.05%
Expected volatility	33.30%	38.33%
Dividend yield	2.87%	2.40%

The number of stock options and weighted-average exercise prices as of December 31, 2019 and 2018 are as follows:

	2019		2018
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
(shares in thousands)
Outstanding at beginning of period	107	$49.26	106	$31.18
Granted	-	-	51	67.50
Exercised	(10)	28.21	(42)	29.91
Forfeited	-	-	(8)	31.09
Outstanding at end of the period	97	$52.53	107	$49.26
Exercisable at end of the period	52	$40.96	35	$29.70

As of December 31, 2019, the weighted-average remaining contractual life was 7.11 years with an aggregate intrinsic value of $5.7 million for outstanding stock options and the weighted-average remaining contractual life was 6.34 years with an aggregate intrinsic value of $3.6 million for exercisable options. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of December 31, 2019 was $0.5 million and is expected to be recognized over a weighted average period of 2.63 years. The Company received $0.3 million and $0.5 million in cash proceeds from the exercise of stock options during the years ended December 31, 2019 and 2018, respectively. Upon exercising of options, the Company withheld shares for employee taxes of 1 thousand and 6 thousand for the years ended December 31, 2019 and 2018, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $1.0 million and $4.1 million, respectively.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with vesting terms up to five years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. A summary of outstanding restricted stock and award activity as of December 31, 2019 and 2018 are as follows:

	2019		2018
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	57	$50.55	129	$32.15
Granted	29	130.89	19	86.51
Vested	(37)	45.83	(91)	32.00
Forfeited	(3)	167.48	-	-
Outstanding at end of the period	46	$98.28	57	$50.55

The total fair value of restricted stock awards vested during the years ended December 31, 2019, 2018 and 2017 was $4.7 million, $8.6 million, and $6.8 million, respectively.

The total share-based compensation charged against income during the years ended December 31, 2019, 2018 and 2017 was $4.5 million, $3.1 million, and $4.3 million, respectively. The total costs of the options and restricted stock awards charged against income was $2.9 million, $2.2 million and $3.4 million during the years ended December 31, 2019, 2018 and 2017, respectively. Also included in the years ended December 31, 2019, 2018 and 2017 was $0.3 million, respectively, for 63,300 performance-based deferred shares in expense for certain key executives that became fully vested on December 31, 2019. Included for each of the years ended December 31, 2019, 2018 and 2017 was $0.6 million in expense for 210,000 performance-based contingent shares granted to our Chief Executive Officer (“CEO”) that became fully vested on December 31, 2019 based on the achievement of certain Company performance targets. Included for the year ended December 31, 2019 was $0.7 million for 17,780 performance-based contingent shares for certain other key executives granted in 2019.

The total income tax benefit recognized in the consolidated statements of income for restricted stock awards was $7.5 million, $2.5 million and $2.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

There was $2.7 million of total unrecognized compensation cost related to restricted stock awards as of December 31, 2019, which is expected to be recognized over a weighted-average period of 1.90 years. There was $1.6 million of unrecognized compensation cost related to the 17,780 performance-based shares discussed above as of December 31, 2019, which is expected to be recognized over 2.00 years.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	December 31, 2019	December 31, 2018

Foreign currency translation	$(1)	$(2)
Unrealized gains (losses) on marketable securities	26	(171)
Accumulated other comprehensive income (loss)	$25	$(173)

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

The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	December 31, 2019
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$36,593	$-	$-	$36,593	$36,593	$-

Level 1:
Certificate of deposit	35,000	-	-	35,000	35,000	-
Money market accounts	5,381	-	-	5,381	5,381	-
Government & agency securities	2,832	2	-	2,834	-	2,834
	43,213	2	-	43,215	40,381	2,834

Level 2:
Municipal bonds	12,610	34	226	12,870	-	12,870

Total	$92,416	$36	$226	$92,678	$76,974	$15,704

	December 31, 2018
	Cost	Unrealized Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$35,436	$-	$-	$35,436	$35,436	$-

Level 1:
Certificate of deposit	40,000	-	-	40,000	40,000	-
Money market accounts	5,928	-	-	5,928	5,928	-
Government & agency securities	2,835	(72)	-	2,763	-	2,763
	48,763	(72)	-	48,691	45,928	2,763

Level 2:
Municipal bonds	16,791	(164)	280	16,907	-	16,907

Total	$100,990	$(236)	$280	$101,034	$81,364	$19,670

The Company had no realized losses or gains for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, 2018, and 2017, gross unrealized losses and gains related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range up to 3 years for municipal bonds and for government and agency securities.

11. INCOME TAXES

Income tax expense for the years ended December 31, 2019, 2018 and 2017 consisted of the following (in thousands):

	2019	2018	2017
Current
Federal	$11,024	$16,398	$12,448
State	1,825	1,048	780
Total current	12,849	17,446	13,228

Deferred
Federal	2,323	(2,393)	(667)
State	(729)	(89)	(63)
Foreign	4	(205)	107
Total deferred	1,598	(2,687)	(623)

Provision for income taxes	$14,447	$14,759	$12,605

The total provision for income taxes for the years ended December 31, 2019, 2018 and 2017 was $14.5 million, $14.8 million and $12.7 million, respectively. Those amounts have been allocated to the following financial statement items:

	2019	2018	2017

Income from operations	$14,447	$14,759	$12,605
Stockholders' equity, unrealized losses on
investment securities & foreign currency	75	43	52
Total provision for income taxes	$14,522	$14,802	$12,657

Significant components of the Company’s deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31, 2019	December 31, 2018

Reserves on inventory and sales	$745	$647
Credit and loss carryforwards	1,269	681
Stock compensation	756	812
Accrued expenses and deferred costs	2,639	2,473
Inventory capitalization	307	275
Unrealized gain on investments	-	65
Total deferred tax assets	5,716	4,953

Unrealized loss on investments	(10)	-
Prepaid expenses	(1,034)	(774)
Depreciation	(3,365)	(1,199)
Total deferred tax liabilities	(4,409)	(1,973)

Net deferred tax assets	$1,307	$2,980

The reconciliation of the United States federal statutory tax provision to the Company’s provision for income taxes for the years ended December 31, 2019, 2018 and 2017 (in thousands, except percentages):

	2019		2018		2017
Statutory federal tax	$19,396	21.0%	$14,815	21.0%	$14,114	35.0%
State income taxes, net of federal benefit	864	0.9%	769	1.1%	446	1.1%
Foreign taxes	4	0.0%	174	0.3%	(77)	-0.2%
Domestic manufacturer deduction	-	0.0%	-	0.0%	(870)	-2.2%
Share-based compensation	(6,424)	-7.0%	(1,852)	-2.6%	(1,191)	-3.0%
Other permanent differences	1,004	1.1%	615	0.8%	147	0.4%
Research and development and jobs credits	(579)	-0.6%	(85)	-0.1%	-	0.0%
Effect of Federal tax law change	-	0.0%	-	0.0%	(222)	-0.6%
Other	182	0.2%	323	0.4%	258	0.8%
Provision for income taxes	$14,447	15.6%	$14,759	20.9%	$12,605	31.3%

On December 22, 2017, the President of the United States signed into law the TCJA. It amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the TCJA reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018. As a result of the reduction in the corporate income tax rate from 35% to 21% under the TCJA, the Company revalued its net deferred tax liability resulting in a reduction of approximately $0.4 million, which had been recorded as a reduction of income tax expense in the Company’s consolidated statements of income for the year ended December 31, 2017. The impact to the Company’s 2017 earnings per common share was an increase of approximately $0.04 per share.

In addition, the 2019, 2018 and 2017 effective tax rate was impacted by the excess tax benefit from share-based compensation activity which is reflected as a reduction of the provision for income taxes. In 2019 and 2018, the effective tax rate was also impacted by the Company’s research and development credits. However, the 2017 effective tax rate was not impacted by the Company’s research and development credits.

The Company has separate state and foreign net operating loss carry forwards totaling $18.0 million that start expiring in 2030. The company continues to utilize the net operating loss carry forward in 2020.

12. LEASES AND COMMITMENTS

Operating Leases:

The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of December 31, 2019 and for the twelve-month period then ended.

Our leases relating to office and warehouse space have terms of 36 months to 122 months. Our leases relating to equipment have lease terms of 60 to 203 months, with some of them having clauses relating to automatic renewal.

The Company’s warehouse agreement also contains non-lease components, in the form of payments towards variable logistics services and labor charges, which the Company is obligated to pay based on the services consumed by it. Such amounts are not included in the measurement of the lease liability but will be recognized as expense when they are incurred.

For the year ended December 31, 2019, expense associated with operating leases was $3.1 million.

Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

Year ended December 31, 2019

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow from operating leases	$3,025

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$3,489

As of December 31, 2019, the weighted average remaining lease term was 4.5 years and the weighted average discount rate was 3.7%.

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2019 (in thousands):

2020	$3,636
2021	3,670
2022	3,154
2023	1,665
2024	1,234
Thereafter	1,452
Total lease payments	$14,811
Less: imputed interest	(1,210)
Total	$13,601

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and under the previous lease accounting standard, future minimum lease commitments under non-cancelable operating leases with terms in excess of one year would have been as follows (in thousands):

2019	$1,496
2020	1,528
2021	1,562
2022	1,222
2023	1,155
Thereafter	2,582
Total minimum lease payments	$9,545

Unconditional purchase obligations:

At December 31, 2019, the Company had $4.8 million in unconditional purchase obligations primarily for outsourced information technology and Coach events.

13. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter
(in thousands, except per share amounts)	First	Second	Third	Fourth

2019
Revenue	$165,876	$187,103	$190,061	$170,632
Gross profit	125,147	140,710	142,933	128,068
Income from operations before income taxes	25,021	27,778	20,583	18,981
Net income	20,750	21,383	15,902	19,881
Basic earnings per share	1.75	1.80	1.36	1.71
Diluted earnings per share	1.70	1.75	1.32	1.66

2018
Revenue	$98,596	$117,324	$139,239	$145,844
Gross profit	74,808	88,799	107,201	109,091
Income from operations before income taxes	14,931	17,619	17,828	20,170
Net income	12,222	14,133	13,781	15,653
Basic earnings per share	1.02	1.17	1.15	1.32
Diluted earnings per share	1.01	1.16	1.14	1.30

Earnings per share (sometimes referred to as “EPS”) is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per share may not equal the total computed for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ended December 31, 2019.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, was audited by RSM US LLP, our independent registered public accounting firm, as stated in their report appearing in our 2019 financial statements in Item 8 of this report under the captions entitled “Report of Independent Registered Public Accounting Firm.”

Attestation Report of the Independent Registered Public Accounting Firm

The report of our Independent Registered Public Accounting Firm on internal control over financial reporting is included in our 2019 financial statements in Item 8 of this report under the captions entitled “Report of Independent Registered Public Accounting Firm.”

Changes in our Internal Control

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2020 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2020 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2020 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2020 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2020 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report

1.	Consolidated Financial Statements

The Consolidated Financial Statements of Medifast, Inc. and related notes, together with the Reports of RSM US LLP dated March 2, 2020, are included in Part II, Item 8.

2.	Consolidated Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

3.	Exhibits required to be filed by Item 601 of Regulation S-K

The information called for by this item is incorporated herein by reference from the Exhibit Index included in this Report.

INDEX TO EXHIBITS

No.
3.1

Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed on February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 Current Report on Form 8-K (File No. 001-31573) filed on December 4, 2019).

3.3

Certificate of Designations of Series E Junior Participating Preferred Stock of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on November 22, 2019).

4.1	Description of Securities (filed herewith).

4.2

Medifast, Inc. and American Stock Transfer & Trust Company, LLC Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on November 22, 2019).

4.3	First Amendment to Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on December 13, 2019).

10.1	Amended and Restated 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on May 10, 2017).*

10.2	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed on February 4, 2014).*

10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.5	Form of Performance-Based Deferred Share Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.7

Cooperation Agreement dated April 3, 2015, by and among the Company, Engaged Capital LLC, and the persons set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on April 6, 2015.

10.8

Medifast, Inc. Amended and Restated 2012 Share Incentive Plan Grant Notice Performance Share Unit (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 1, 2019).

10.9

Medifast, Inc. Amended and Restated 2012 Share Incentive Plan Grant Notice Employee Deferred Shares (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 1, 2019).

10.10

Medifast, Inc. Amended and Restated 2012 Share Incentive Plan Grant Notice Nonemployee Director Deferred Shares (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 1, 2019).

10.11

Medifast, Inc. Amended and Restated 2012 Share Incentive Plan Grant Notice Nonemployee Director Deferred Share Cash Equivalent (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 1, 2019).

10.12	Medifast, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-31573) filed on November 8, 2019).

21.1	Subsidiaries of Medifast, Inc. (filed herewith).

23.1	Consent of RSM US LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101

The following financial statements from Medifast, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to the Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Indicates a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIFAST, INC.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard Chief Executive Officer (Principal Executive Officer)

Dated:	March 2, 2020

/s/ TIMOTHY G. ROBINSON
Timothy G. Robinson Chief Financial Officer (Principal Financial Officer)

Dated:	March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY J. BROWN	Lead Director	March 2, 2020
Jeffrey J. Brown

/s/ KEVIN G. BYRNES	Director	March 2, 2020
Kevin G. Byrnes

/s/ DANIEL R. CHARD	Chief Executive Officer	March 2, 2020
Daniel R. Chard

/s/ CONSTANCE J. HALLQUIST	Director	March 2, 2020
Constance J. Hallquist

/s/ MICHAEL A. HOER	Director	March 2, 2020
Michael A. Hoer

/s/ STEPHEN K. JOHNSON	Vice President Finance and Chief Accounting Officer	March 2, 2020
Stephen K. Johnson

/s/ MICHAEL C. MACDONALD	Chairman	March 2, 2020
Michael C. MacDonald

/s/ TIMOTHY G. ROBINSON	Chief Financial Officer	March 2, 2020
Timothy G. Robinson

/s/ CARL E. SASSANO	Director	March 2, 2020
Carl. E. Sassano

/s/ SCOTT SCHLACKMAN	Director	March 2, 2020
Scott Schlackman

/s/ ANDREA B. THOMAS	Director	March 2, 2020
Andrea B. Thomas /s/ XIAN MING	Director	March 2, 2020
Xian Ming