Form 10-Q
period 2020-03-31
MEDIFAST INC
filed 2020-05-06
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	MED	New York Stock Exchange New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the registrant’s common stock outstanding at April 29, 2020 was 11,780,970.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts & dividend data)

	Three months ended March 31,
	2020	2019

Revenue	$178,461	$165,876
Cost of sales	43,221	40,729
Gross profit	135,240	125,147

Selling, general, and administrative	111,707	100,432

Income from operations	23,533	24,715

Other income (expense)
Interest income, net	110	312
Other expense	(19)	(6)
	91	306

Income from operations before income taxes	23,624	25,021

Provision for income taxes	5,147	4,271

Net income	$18,477	$20,750

Earnings per share - basic	$1.57	$1.75

Earnings per share - diluted	$1.56	$1.70

Weighted average shares outstanding
Basic	11,772	11,880
Diluted	11,824	12,240

Cash dividends declared per share	$1.13	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2020	2019

Net income	$18,477	$20,750
Other comprehensive income, net of tax:
Foreign currency translation	(4)	1
Unrealized gains on investment securities	49	126

Other comprehensive income	45	127

Comprehensive income	$18,522	$20,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except par value)

	March 31,	December 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$90,670	$76,974
Accounts receivable - net of doubtful accounts of $112 and $235 at
March 31, 2020 and December 31, 2019, respectively	390	1,437
Inventories	47,883	48,771
Investment securities	14,593	15,704
Income taxes, prepaid	193	5,169
Prepaid expenses and other current assets	7,493	6,096
Total current assets	161,222	154,151

Property, plant and equipment - net of accumulated depreciation	25,324	26,039
Right-of-use assets	12,146	12,803
Other assets	2,181	353
Deferred tax assets	1,270	1,307

TOTAL ASSETS	$202,143	$194,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$78,586	$76,220
Current lease obligations	3,233	3,168
Total current liabilities	81,819	79,388

Lease obligations, less current lease obligations	9,575	10,433
Total liabilities	91,394	89,821

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized;
11,785 and 12,272 issued and 11,781 and 11,764 outstanding
at March 31, 2020 and December 31, 2019, respectively	12	12
Additional paid-in capital	494	-
Accumulated other comprehensive income	70	25
Retained earnings	110,173	168,788
Less: Treasury stock at cost, 0 and 489 shares at March 31, 2020 and
December 31, 2019, respectively	-	(63,993)
Total stockholders' equity	110,749	104,832

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$202,143	$194,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2020	2019

Operating Activities
Net income	$18,477	$20,750
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	1,659	1,604
Share-based compensation	981	990
Amortization of premium on investment securities	95	129
Deferred income taxes	37	(632)
Change in operating assets and liabilities:
Accounts receivable	1,047	380
Inventories	888	(4,369)
Income taxes, prepaid	4,976	-
Prepaid expenses and other current assets	(1,397)	(409)
Other assets	(1,764)	105
Accounts payable and accrued expenses	1,736	14,186
Net cash flow provided by operating activities	26,735	32,734

Investing Activities
Sale and maturities of investment securities	1,000	1,000
Purchase of property and equipment	(294)	(4,444)
Net cash flow provided by (used in) investing activities	706	(3,444)

Financing Activities
Options exercised by executives and directors	-	269
Net shares repurchased for employee taxes	(487)	(256)
Cash dividends paid to stockholders	(13,254)	(8,826)
Net cash flow used in financing activities	(13,741)	(8,813)

Foreign currency impact	(4)	1

Increase in cash and cash equivalents	13,696	20,478
Cash and cash equivalents - beginning of the period	76,974	81,364
Cash and cash equivalents - end of the period	$90,670	$101,842

Supplemental disclosure of cash flow information:
Income taxes paid (received)	$80	$(24)
Dividends declared included in accounts payable	$13,566	$9,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Three months ended March 31, 2020
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2019	12,272	$12	$-	$25	$168,788	$(63,993)	$104,832

Net income	-	-	-	-	18,477	-	18,477
Share-based compensation	7	-	981	-	-	-	981
Net shares repurchased for employee taxes	(5)	-	(487)	-	-	-	(487)
Treasury stock retired from stock repurchases	(489)	-	-	-	(63,993)	63,993	-
Other comprehensive income	-	-	-	45	-	-	45
Cash dividends declared to stockholders	-	-	-	-	(13,099)	-	(13,099)
Balance, March 31, 2020	11,785	12	494	70	110,173	-	110,749

	Three months ended March 31, 2019
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2018	12,117	$12	$8,802	$(173)	$131,344	$(30,879)	$109,106

Net income	-	-	-	-	20,750	-	20,750
Share-based compensation	-	-	990	-	-	-	990
Options exercised by executives and directors	10	-	269	-	-	-	269
Net shares repurchased for employee taxes	(1)	-	(256)	-	-	-	(256)
Other comprehensive income	-	-	-	127	-	-	127
Cash dividends declared to stockholders	-	-	-	-	(8,918)	-	(8,918)
Balance, March 31, 2019	12,126	12	9,805	(46)	143,176	(30,879)	$122,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Medifast, Inc. and its wholly-owned subsidiaries (the “Company,” “we,” “us,” or “our”) included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and notes that are normally required by GAAP have been condensed or omitted. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2020. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2019 audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Form 10-K”).

Presentation of Financial Statements - The unaudited condensed consolidated financial statements included herein include the accounts of the Medifast, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassification - Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation. No reclassification in the condensed consolidated financial statements had a material impact on the presentation.

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

Accounting Pronouncements Adopted in 2020

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), which addresses the accounting for implementation costs associated with a hosted service. The standard provides amendments to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).

On January 1, 2020, the Company adopted this ASU. The Company capitalized $1.9 million during the quarter ended March 31, 2020 as a result of adoption, principally related to the configuration and development of the Company’s new hosted enterprise resource planning tool (“ERP”).

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which institutes a new model for recognizing credit losses on financial instruments that are not measured at fair value. On January 1, 2020, the Company adopted this ASU. There was no material impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncements –Pending Adoption

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The standard also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Management is currently evaluating the effect that the provisions of ASU 2019-12 will have on the Company’s condensed consolidated financial statements.

Coronavirus Aid, Relief and Economic Security Act ("CARES Act")

On March 27, 2020, the President of the United States signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. There was no material impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2020. Management is currently evaluating the impact of the CARES Act will have on the Company’s condensed consolidated financial statements for the future periods.

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

Inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Raw materials	$10,186	$10,880
Packaging	3,166	4,109
Non-food finished goods	4,639	4,421
Finished goods	32,041	31,314
Reserve for obsolete inventory	(2,149)	(1,953)
Total	$47,883	$48,771

3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended March 31,
	2020	2019

Numerator:
Net income	$18,477	$20,750

Denominator:
Weighted average shares of common stock outstanding	11,772	11,880
Effect of dilutive common stock equivalents	52	360
Weighted average shares of common stock outstanding	11,824	12,240

Earnings per share - basic	$1.57	$1.75

Earnings per share - diluted	$1.56	$1.70

The calculation of diluted EPS excluded 1,413 and 826 antidilutive options outstanding for the three months ended March 31, 2020 and 2019, respectively. The calculation of diluted EPS also excluded 14,940 and 1,198 antidilutive restricted stock awards for the three months ended March 31, 2020 and 2019, respectively.

4. SHARE-BASED COMPENSATION

Stock Options

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of March 31, 2020 generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $171.68. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. For the three months ended March 31, 2020 and 2019, the Company did not grant stock options.

The following table is a summary of our stock option activity:

	Three months ended March 31,
	2020		2019
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
(awards in thousands)
Outstanding at beginning of period	97	$52.51	107	$49.26
Exercised	-	-	(10)	27.86
Outstanding at end of the period	97	$52.51	97	$52.51
Exercisable at end of the period	72	$46.86	53	$40.97

As of March 31, 2020, the weighted-average remaining contractual life for outstanding stock options was 6.86 years with an aggregate intrinsic value of $1.3 million and the weighted-average remaining contractual life for exercisable stock options was 6.50 years with an aggregate intrinsic value of $1.3 million. The unrecognized compensation expense calculated under the fair value method for stock options expected to vest as of March 31, 2020 was $0.4 million and is expected to be recognized over a weighted average period of 2.56 years. For the three months ended March 31, 2020, there was no exercise activity of stock options. For the three months ended March 31, 2019, the Company received $0.3 million in cash proceeds from the exercise of stock options. Upon exercising of stock options, the Company withheld 1 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations for the three months ended March 31, 2019. The total intrinsic value for stock options exercised during the three months ended March 31, 2019 was $1.0 million.

Restricted Stock

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

	Three months ended March 31,
	2020		2019
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	46	$98.28	57	$50.55
Granted	29	100.68	27	130.59
Vested	(21)	66.73	(21)	33.92
Forfeited	(3)	105.29	-	-
Outstanding at end of the period	51	$112.43	63	$90.60

The Company withheld 5 thousand and 1 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the three months ended March 31, 2020 and March 31, 2019, respectively. The total fair value of restricted stock awards vested during the three months ended March 31, 2020 and 2019 was $2.2 million and $2.8 million, respectively.

The total share-based compensation charged against income was $1.0 million during the three months ended March 31, 2020 and 2019, respectively. The total costs of the options and restricted stock awards charged against income was $0.7 million during the three months ended March 31, 2020 and 2019, respectively. Included for the three months ended March 31, 2020 and 2019 was $0.2 million and $0.1 million, respectively, for 16,637 and 19,244 performance-based contingent shares for certain key executives granted in 2019, respectively. Also included for the three months ended March 31, 2020 was $0.1 million for 25,738 performance-based contingent shares for certain key executives granted in 2020. Additionally, included for the three months ended March 31, 2019 was $0.1 million for 63,300 performance-based deferred shares in expense for certain key executives, and $0.2 million in expense for 210,000 performance-based contingent shares granted to our Chief Executive Officer (“CEO”), respectively. These 273,300 performance-based shares were fully vested on December 31, 2019.

The total income tax benefit recognized in the Condensed Consolidated Statements of Income for restricted stock awards was $0.2 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively.

There was $4.7 million of total unrecognized compensation cost related to restricted stock awards as of March 31, 2020, which is expected to be recognized over a weighted-average period of 2.41 years. There was $3.8 million of unrecognized compensation cost related to the 42,375 performance-based shares discussed above as of March 31, 2020, which is expected to be recognized over 2.40 years.

5. LEASES AND CONTINGENCIES

Operating Leases

The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of March 31, 2020 and 2019, respectively, or for the three-month periods then ended, respectively.

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

For the three months ended March 31, 2020 and 2019, respectively, the operating lease expense was $0.8 million and $0.7 million, respectively.

Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

	Three months ended March 31,
	2020	2019

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow from operating leases	$906	$663

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$1,490

As of March 31, 2020, the weighted average remaining lease term was 4.3 years and the weighted average discount rate was 3.7%.

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2020 (in thousands):

2020 (excluding the three months ended March 31, 2020)	$2,730
2021	3,670
2022	3,154
2023	1,665
2024	1,234
Thereafter	1,452
Total lease payments	$13,905
Less: imputed interest	(1,097)
Total	$12,808

Other Contingencies

On or about April 30, 2020 the Company became aware that one of its products may contain undeclared traces of milk. The sale of this product occurred during the first quarter of 2020 and the first part of the second quarter of 2020. The Company has initiated a recall of the specific lots of this product that were impacted and notified the U.S. Food and Drug Administration, as required. The Company has considered the impact of the recall to our first quarter results and has concluded that the effects are immaterial to the financial statements. The Company will continue to monitor the effects of the recall and are prepared to record any necessary adjustments during the second quarter of 2020 as facts and circumstances become more concrete.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	March 31, 2020	December 31, 2019

Foreign currency translation	$(5)	$(1)
Unrealized gains on investment securities	75	26
Accumulated other comprehensive income	$70	$25

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

The following tables represent cash and the available-for-sale securities adjusted cost, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities (in thousands):

	March 31, 2020
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$64,065	$-	$-	$64,065	$64,065	$-

Level 1:
Certificate of deposit	20,000	-	-	20,000	20,000	-
Money market accounts	6,605	-	-	6,605	6,605	-
Government & agency securities	2,831	73	11	2,915	-	2,915
	29,436	73	11	29,520	26,605	2,915

Level 2:
Municipal bonds	11,516	13	149	11,678	-	11,678

Total	$105,017	$86	$160	$105,263	$90,670	$14,593

	December 31, 2019
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$36,593	$-	$-	$36,593	$36,593	$-

Level 1:
Certificate of deposit	35,000	-	-	35,000	35,000	-
Money market accounts	5,381	-	-	5,381	5,381	-
Government & agency securities	2,832	2	-	2,834	-	2,834
	43,213	2	-	43,215	40,381	2,834

Level 2:
Municipal bonds	12,610	34	226	12,870	-	12,870

Total	$92,416	$36	$226	$92,678	$76,974	$15,704

The Company had no realized losses or gains for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and 2019, gross unrealized losses and gains related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range up to 3 years for municipal bonds and for government and agency securities.

8. SUBSEQUENT EVENTS

The global spread of the novel coronavirus (“COVID-19”), which has been declared by the World Health Organization to be a “pandemic,” has spread to many countries and is impacting worldwide economic activity. Many governments have implemented policies intended to stop or slow the further spread of the disease, such as social distancing and shelter-in-place orders, resulting in the temporary closure of schools and non-essential businesses, and these measures may remain in place for a significant period of time. During the first quarter of 2020, the impact of COVID-19 on the Company’s business was most pronounced in March. While the duration and severity of this pandemic is uncertain, the Company currently expects that its results of operations in the second quarter of 2020 will have the most significant impact of the effects of COVID-19, and that subsequent periods may also be negatively impacted. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions, which are not historical in nature, identify forward-looking statements. However, the absence of these words or expressions does not necessarily mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our 2019 Form 10-K, this Form 10-Q and those described from time to time in our future reports filed with the SEC.

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

Our operations are conducted through our wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA LLC, Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Inc., Medifast Nutrition, Inc., Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited, OPTAVIA (Singapore) PTE. LTD and OPTAVIA Health Consultation (Shanghai) Co., Ltd.

OPTAVIA is a highly effective lifestyle solution for people for whom diets alone have failed. Habits of Health®, the approach developed by OPTAVIA Co-founder and independent OPTAVIA Coach, Dr. Wayne Scott Andersen, combines clinically proven plans with scientifically developed products and the ongoing support of Coaches. We sell a variety of weight loss, weight management and healthy living products all based on our proprietary formulas under the Medifast®, OPTAVIA, Thrive by Medifast, Optimal Health by Take Shape for Life, and Flavors of Home® brands. Our product line includes more than 170 consumable options, including, but not limited to, bars, bites, pretzels, puffs, cereal crunch, drinks, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups. The Thrive by Medifast and Optimal Health by Take Shape for Life lines include a variety of specially formulated bars, shakes, and smoothies for those who are maintaining their weight for long-term healthy living. We identify opportunities to expand our product line by regularly surveying our clients and studying industry and consumer trends. This allows us to introduce new, high quality products that meet consumer demand.

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

Our OPTAVIA Coaches are independent contractors, not employees, who support our clients and market our products and services primarily through word of mouth, email and via social media channels such as Facebook, Instagram, Twitter and Zoom. As direct-sales entrepreneurs, OPTAVIA Coaches market our products to friends, family and other acquaintances with whom they have established strong relationships.

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

The global spread of the novel coronavirus (“COVID-19”), which has been declared by the World Health Organization to be a “pandemic,” has spread to many countries and is impacting worldwide economic activity. Many governments have implemented policies intended to stop or slow the further spread of the disease, such as social distancing and shelter-in-place orders, resulting in the temporary closure of schools and non-essential businesses, and these measures may remain in place for a significant period of time.  Because the Company sells products that are essential to the daily lives of consumers, the COVID-19 pandemic has not had a material impact to our consolidated operating results in the current quarter. However, the impact of COVID-19 on the Company’s business was most pronounced in March.  The extent to which our operations and business trends will be impacted by, and any unforeseen costs will result from, the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. These developments include, among other things, new information that may emerge concerning the severity of the outbreak and health implications, future actions by government authorities to contain the outbreak or treat its impact, and changes in consumer behavior resulting from the outbreak and such government actions. We continue to actively monitor the impact of COVID-19 and related developments and expect it will more significantly impact our reported results for the second quarter of fiscal 2020 and may potentially do so in subsequent periods.

Importantly, our manufacturing facility remains fully operational to date and we have not experienced any meaningful disruption to our world-wide supply chain.  Additionally, nutritional supplements and health foods have been designated critical/essential infrastructure in the U.S. and, as such, we have continued to actively manufacture and distribute our products in our markets around the world.  While our manufacturing and distribution employees continue to work on site, they are following additional health and safety guidelines.  In response to the public health crisis posed by COVID-19, we have taken numerous actions, including:

●	successfully implementing a work-from-home plan for all non-essential employees to comply with guidelines from government and health officials;

●	changing this year’s OPTAVIA convention from a live event in July to a virtual event which will take place in July;
●	employing incentives and promotions to help OPTAVIA Coaches adjust to the adverse effect of overall economic conditions and the nationwide actions taken to control the spread of the virus

The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of our employees and their families, OPTAVIA Coaches; maximizing the availability of products that help consumers with their needs; and the use of our employees’ talents and our resources to help society meet and overcome the current challenges. The Company will continue to proactively respond to the situation and may take further actions that alter the Company’s business operations as may be required by governmental authorities, or that the Company determines are in the best interests of its employees, OPTAVIA coaches and consumers.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 1 to the unaudited condensed consolidated financial statements included in this report.

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

Overview of Results of Operations

Our product sales accounted for 98% of our revenues for the three months ended March 31, 2020 and 2019, respectively.

The following tables reflect our income statements (in thousands, except percentages):

	Three months ended March 31,
	2020	2019	$ Change	% Change

Revenue	$178,461	$165,876	$12,585	7.6%
Cost of sales	43,221	40,729	(2,492)	-6.1%
Gross profit	135,240	125,147	10,093	8.1%

Selling, general, and administrative	111,707	100,432	(11,275)	-11.2%

Income from operations	23,533	24,715	(1,182)	-4.8%

Other income (expense)
Interest income, net	110	312	(202)	-64.7%
Other expense	(19)	(6)	(13)	216.7%
	91	306	(215)	-70.3%

Income from operations before income taxes	23,624	25,021	(1,397)	-5.6%

Provision for income tax	5,147	4,271	(876)	-20.5%

Net income	$18,477	$20,750	$(2,273)	-11.0%

% of revenue
Gross profit	75.8%	75.4%
Selling, general, and administrative costs	62.6%	60.5%
Income from operations	13.2%	14.9%
Income from operations before income taxes	13.2%	15.1%

Revenue: Revenue increased $12.6 million, or 7.6%, to $178.5 million for the three months ended March 31, 2020 from $165.9 million for the three months ended March 31, 2019. The total number of active earning OPTAVIA Coaches for the three months ended March 31, 2020 increased to 32,600 from 27,200 for the corresponding period in 2019, an increase of 19.9%. The average revenue per active earning OPTAVIA Coach decreased 8.3% to $5,333 for the three months ended March 31, 2020 from $5,817 for the three months ended March 31, 2019. The $12.6 million increase in revenue resulted from business initiatives which drove more clients to be on our plans, aided by the ongoing transition of clients to higher priced OPTAVIA-branded products. OPTAVIA-branded products represented 79% of consumable units sold for the three months ended March 31, 2020 compared to 73% for the corresponding period in 2019.

Costs of sales: Cost of sales increased $2.5 million, or 6.1%, to $43.2 million for the three months ended March 31, 2020 from the corresponding period in 2019. The increase in cost of sales was primarily driven by an increase in product sales.

Gross profit: For the three months ended March 31, 2020, gross profit increased $10.1 million, or 8.1%, to $135.2 million from the corresponding period in 2019. As a percentage of sales, gross margin increased 40 basis points to 75.8% for the three months ended March 31, 2020 from 75.4% for the corresponding period in 2019. The increase in gross margin percentage for the quarter was the result of our price increase taken mid-year 2019 coupled with a reduction of sales discounts realized during the first quarter of 2020 as compared to the corresponding period in 2019.

Selling, general and administrative: Selling, general and administrative (“SG&A”) expenses were $111.7 million for the three months ended March 31, 2020, an increase of $11.3 million, or 11.2%, as compared to $100.4 million from the corresponding period in 2019. The $11.3 million increase was primarily a result of higher OPTAVIA commission expense, incremental professional service costs in connection with the Schedule 13D filing, increased salaries and benefits and severance. As a percentage of sales, SG&A expenses were 62.6% as compared to 60.5% for the three months ended March 31, 2020 and 2019, respectively. Non-GAAP adjusted SG&A expenses increased $5.7 million to $106.1 million and Non-GAAP adjusted SG&A as a percentage of revenue decreased 100 basis points year-over-year to 59.5%.  Non-GAAP adjusted SG&A excludes expenses in connection with the Schedule 13D filing of $4.6 million and severance costs of $1.0 million resulting from organizational change related to the departure of the Company's CFO for the three months ended March 31, 2020. SG&A expenses included research and development costs of $0.5 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

OPTAVIA commission expense, which is variable expense, increased $5.7 million, or 8.3%, to $74.3 million for the three months ended March 31, 2020 from $68.6 million for the corresponding period in 2019. The increase was primarily the result of increased product sales. As OPTAVIA revenue increased as a portion of the Company’s total sales mix, the commission rate as a percentage of revenue increased 20 basis points to 41.6% for the first quarter of 2020 compared to 41.4% for the first quarter last year. This is an outcome of the success we are experiencing with our OPTAVIA integrated coach model.

Income from operations: For the three months ended March 31, 2020, income from operations decreased $1.2 million to $23.5 million from $24.7 million for the corresponding period in 2019 as increased gross profit was offset by increased SG&A. Income from operations as a percentage of sales was 13.2% and 14.9% for the three months ended March 31, 2020 and 2019, respectively. Non-GAAP adjusted income from operations increased $4.4 million to $29.1 million and non-GAAP adjusted income from operations as a percentage of revenue increased 140 basis points year-over-year to 16.3%.

Other income: For the three months ended March 31, 2020 and 2019, other income (including interest income), was $0.1 million and $0.3 million, respectively.

Income from operations before income taxes: Income from operations before income taxes was $23.6 million for the three months ended March 31, 2020 as compared to $25.0 million for the three months ended March 31, 2019, a decrease of $1.4 million. Income from operations before income taxes as a percentage of sales decreased to 13.2% for the three months ended March 31, 2020 from 15.1% for the three months ended March 31, 2019.

Provision for income tax: For the three months ended March 31, 2020, the Company recorded $5.1 million in income tax expense, an effective rate of 21.8%, as compared to $4.3 million in income tax expense, an effective rate of 17.1%, for the three months ended March 31, 2019. The effective tax rate was negatively impacted by an increase in state income tax rate and a decrease in tax benefit of stock compensation.

Net income: Net income was $18.5 million, or $1.56 per diluted share, for the three months ended March 31, 2020 as compared to $20.8 million, or $1.70 per diluted share, for the three months ended March 31, 2019. The period-over-period changes were driven by the factors described above. Non-GAAP adjusted net income was $22.9 million, or $1.93 per diluted share for the three months ended March 31, 2020.

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

The following tables reconcile the non-GAAP financial measures included in this report (in thousands):

	Three months ended March 31,
	2020	2019

Selling, general, and administrative	$111,707	$100,432
Adjustments
Professional services for 13D Filing	4,608	-
Incremental severance costs	998	-
Non-GAAP Adjusted selling, general, and administrative	$106,101	$100,432

	Three months ended March 31,
	2020	2019

Income from operations	$23,533	$24,715
Adjustments
Professional services for 13D Filing	4,608	-
Incremental severance costs	998	-
Non-GAAP Adjusted income from operations	$29,139	$24,715

	Three months ended March 31,
	2020	2019

Net income	$18,477	$20,750
Adjustments, net of tax
Professional services for 13D Filing	3,604	-
Incremental severance costs	781	-
Non-GAAP Adjusted net income	$22,862	$20,750

Diluted earnings per share (1)	$1.56	$1.70
Impact for adjustments (1)	0.37	-
Non-GAAP Adjusted diluted earnings per share (1)	$1.93	$1.70

(1) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

The Company had stockholders’ equity of $110.7 million and working capital of $79.4 million at March 31, 2020 as compared with $104.8 million and $74.8 million at December 31, 2019, respectively. The $5.9 million net increase in stockholders’ equity reflects $18.5 million in net income for the three months ended March 31, 2020 offset by $13.1 million for declared dividends paid to holders of the Company’s common stock as well as the other equity transactions described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in our condensed consolidated financial statements included in this report. The Company declared a dividend of $13.1 million, or $1.13 per share, to common stockholders as of March 31, 2020 that will be paid in the second quarter of 2020. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance that we will be able to continue to declare and pay dividends. The Company’s cash, cash equivalents, and investment securities increased from $92.7 million at December 31, 2019 to $105.3 million at March 31, 2020.

Net cash provided by operating activities decreased $6.0 million to $26.7 million for the three months ended March 31, 2020 from $32.7 million for the three months ended March 31, 2019 as a result of a $2.3 million decrease in net income and changes in operating assets and liabilities.

Net cash provided by investing activities was $0.7 million for the three months ended March 31, 2020 as compared to net cash used in investing activities of $3.4 million for the three months ended March 31, 2019. This change resulted from a $4.2 million decrease in cash used in capital expenditures for the three months ended March 31, 2020 from the corresponding period in 2019.

Net cash used in financing activities increased $4.9 million to $13.7 million for the three months ended March 31, 2020 from $8.8 million for the three months ended March 31, 2019. This increase was primarily due to a $4.4 million increase in cash dividends paid to stockholders.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, U.S. money market securities, and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at March 31, 2020, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2019.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2019 Form 10-K except:

The global outbreak of the COVID-19 virus is adversely impacting, and will continue to adversely impact, our business.

The global outbreak of COVID-19 may have a significant adverse impact on our business as well as on the business environment and the markets in which we operate. This global health crisis has also had a significant adverse effect on overall economic conditions and we expect consumer demand to continue to be negatively impacted due to changes in consumer behavior and confidence and health concerns. The situation remains dynamic and subject to rapid and possibly significant change, and accordingly the magnitude and duration of the negative impact to our business from the COVID-19 pandemic cannot be predicted with certainty.

The widespread health crisis also could adversely affect the economies and financial markets in the countries in which we operate, resulting in an economic downturn that could affect consumer demand for our products and services. Our customer purchasing patterns can be influenced by economic factors. The precise impact on our business from the disruption of financial markets and the weakening of overall economic conditions cannot be predicted with certainty. Uncertainties regarding the economic impact of COVID-19 have resulted in, and are likely to continue to result in, sustained impact on the economy. Our business is particularly sensitive to reductions in discretionary consumer spending, which may be adversely impacted by a recession or fears of a recession, volatility and declines in the stock market and increasingly pessimistic consumer sentiment due to perceived or actual economic and/or health risks. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. Prolonged unfavorable economic conditions, including as a result of COVID-19, and any resulting recession or slowed economic growth, may have an adverse effect on our financial condition and results of operations.

Individually and collectively, the consequences of the COVID-19 pandemic could adversely impact our business, financial condition, results of operations, cash flows and liquidity. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. The extent to which the COVID-19 pandemic adversely affects the Company’s business, financial condition, results of operations, cash flows and liquidity, it may also have the effect of heightening the risks related to the other risk factors described in our Annual Report on Form 10-K for fiscal 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2020	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	-	$-	-	2,368,587
February 1 - February 29	4,718	101.59	-	2,368,587
March 1 - March 31	-	-	-	2,368,587

(1)	4,718 shares of common stock were surrendered by employees to the Company to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock.
(2)	At the outset of the quarter ended March 31, 2020, there were 2,368,587 shares of the Company's common stock eligible for repurchase under the repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").

The Company did not make any stock repurchases for the three months ended March 31, 2020. As of March 31, 2020, there were 2,368,587 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 Current Report on Form 8-K (File No. 001-31573) filed on December 4, 2019).

10.1	Separation Agreement dated March 31, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-31573) filed on April 3, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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

Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 6, 2020

/s/ JOSEPH P. KELLEMAN
Joseph P. Kelleman
Interim Chief Financial Officer
(Principal Financial Officer)

Dated:	May 6, 2020