Form 10-Q
period 2020-06-30
MEDIFAST INC
filed 2020-08-06
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the registrant’s common stock outstanding at July 30, 2020 was 11,765,496.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts & dividend data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenue	$219,999	$187,103	$398,460	$352,979
Cost of sales	60,699	46,393	103,920	87,122
Gross profit	159,300	140,710	294,540	265,857

Selling, general, and administrative	131,201	113,355	242,908	213,787

Income from operations	28,099	27,355	51,632	52,070

Other income
Interest income, net	58	425	168	737
Other income (expense)	1	(2)	(18)	(8)
	59	423	150	729

Income from operations before income taxes	28,158	27,778	51,782	52,799

Provision for income taxes	6,223	6,395	11,370	10,666

Net income	$21,935	$21,383	$40,412	$42,133

Earnings per share - basic	$1.86	$1.80	$3.43	$3.55

Earnings per share - diluted	$1.86	$1.75	$3.42	$3.45

Weighted average shares outstanding
Basic	11,777	11,861	11,774	11,870
Diluted	11,821	12,218	11,822	12,229

Cash dividends declared per share	$1.13	$0.75	$2.26	$1.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net income	$21,935	$21,383	$40,412	$42,133
Other comprehensive income, net of tax:
Foreign currency translation	2	-	(2)	1
Unrealized gains on investment securities	27	102	76	228

Other comprehensive income	29	102	74	229

Comprehensive income	$21,964	$21,485	$40,486	$42,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except par value)

	June 30,	December 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$130,828	$76,974
Accounts receivable-net of doubtful accounts of $61 and $235 at
June 30, 2020 and December 31, 2019, respectively	836	1,437
Inventories	38,580	48,771
Investment securities	14,564	15,704
Income taxes, prepaid	-	5,169
Prepaid expenses and other current assets	6,437	6,096
Total current assets	191,245	154,151

Property, plant and equipment - net of accumulated depreciation	24,574	26,039
Right-of-use assets	11,362	12,803
Other assets	2,833	353
Deferred tax assets	2,071	1,307

TOTAL ASSETS	$232,085	$194,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$103,335	$76,220
Current lease obligations	3,270	3,168
Total current liabilities	106,605	79,388

Lease obligations, less current lease obligations	8,744	10,433
Total liabilities	115,349	89,821

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized;
11,806 and 12,272 issued and 11,756 and 11,764 outstanding
at June 30, 2020 and December 31, 2019, respectively	12	12
Additional paid-in capital	2,871	-
Accumulated other comprehensive income	99	25
Retained earnings	118,754	168,788
Less: Treasury stock at cost, 46 and 489 shares at June 30, 2020 and December 31, 2019, respectively	(5,000)	(63,993)
Total stockholders' equity	116,736	104,832

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$232,085	$194,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2020	2019

Operating Activities
Net income	$40,412	$42,133
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	3,481	3,288
Share-based compensation	2,117	2,245
Loss on sale of disposal of property, plant and equipment	-	17
Amortization of premium on investment securities	182	249
Deferred income taxes	(764)	375
Change in operating assets and liabilities:
Accounts receivable	601	33
Inventories	10,191	(9,585)
Income taxes, prepaid	5,169	(1,365)
Prepaid expenses and other current assets	(341)	(3,052)
Other assets	(2,446)	43
Accounts payable and accrued expenses	25,651	12,831
Net cash flow provided by operating activities	84,253	47,212

Investing Activities
Sale and maturities of investment securities	1,000	2,430
Purchase of property and equipment	(583)	(6,972)
Net cash flow provided by (used in) investing activities	417	(4,542)

Financing Activities
Options exercised by executives and directors	1,250	279
Net shares repurchased for employee taxes	(496)	(256)
Cash dividends paid to stockholders	(26,568)	(17,749)
Stock repurchases	(5,000)	(9,998)
Net cash flow used in financing activities	(30,814)	(27,724)

Foreign currency impact	(2)	1

Increase in cash and cash equivalents	53,854	14,947
Cash and cash equivalents - beginning of the period	76,974	81,364
Cash and cash equivalents - end of period	$130,828	$96,311

Supplemental disclosure of cash flow information:
Income taxes paid	$120	$11,338
Dividends declared included in accounts payable	$13,604	$9,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Six months ended June 30, 2020
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2019	12,272	$12	$-	$25	$168,788	$(63,993)	$104,832
Net income	-	-	-	-	18,477	-	18,477
Share-based compensation	7	-	981	-	-	-	981
Net shares repurchased for employee taxes	(5)	-	(487)	-	-	-	(487)
Treasury stock retired from stock repurchases	(489)	-	-	-	(63,993)	63,993	-
Other comprehensive income	-	-	-	45	-	-	45
Cash dividends declared to stockholders	-	-	-	-	(13,099)	-	(13,099)

Balance, March 31, 2020	11,785	12	494	70	110,173	-	110,749
Net income	-	-	-	-	21,935	-	21,935
Share-based compensation	-	-	1,136	-	-	-	1,136
Options exercised by executives and directors	21	-	1,250	-	-	-	1,250
Net shares repurchased for employee taxes	-	-	(9)	-	-	-	(9)
Other comprehensive income	-	-	-	29	-	-	29
Treasury stock from stock repurchases	-	-	-	-	-	(5,000)	(5,000)
Cash dividends declared to stockholders	-	-	-	-	(13,354)	-	(13,354)

Balance, June 30, 2020	11,806	$12	$2,871	$99	$118,754	$(5,000)	$116,736

	Six months ended June 30, 2019
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2018	12,117	$12	$8,802	$(173)	$131,344	$(30,879)	$109,106
Net income	-	-	-	-	20,750	-	20,750
Share-based compensation	-	-	990	-	-	-	990
Options exercised by executives and directors	10	-	269	-	-	-	269
Net shares repurchased for employee taxes	(1)	-	(256)	-	-	-	(256)
Other comprehensive income	-	-	-	127	-	-	127
Cash dividends declared to stockholders	-	-	-	-	(8,918)	-	(8,918)

Balance, March 31, 2019	12,126	12	9,805	(46)	143,176	(30,879)	122,068
Net income	-	-	-	-	21,383	-	21,383
Share-based compensation	-	-	1,255	-	-	-	1,255
Options exercised by executives and directors	-	-	10	-	-	-	10
Other comprehensive income	-	-	-	102	-	-	102
Treasury stock from stock repurchases	-	-	-	-	-	(9,998)	(9,998)
Cash dividends declared to stockholders	-	-	-	-	(8,797)	-	(8,797)

Balance, June 30, 2019	12,126	$12	$11,070	$56	$155,762	$(40,877)	$126,023

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2020. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2019 audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Form 10-K”).

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

On January 1, 2020, the Company adopted ASU 2018-15. The Company capitalized $1.9 million during the quarter ended March 31, 2020 as a result of adoption, principally related to the configuration and development of the Company’s new hosted enterprise resource planning tool (“ERP”). The Company capitalized $2.6 million in total for the six months ended June 30, 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which institutes a new model for recognizing credit losses on financial instruments that are not measured at fair value. On January 1, 2020, the Company adopted ASU 2016-13. There was no material impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncements –Pending Adoption

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The standard also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Management has determined the effect that the provisions of ASU 2019-12 will have on the Company’s condensed consolidated financial statements is immaterial.

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

Inventories consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Raw materials	$9,168	$10,880
Packaging	2,246	4,109
Non-food finished goods	4,514	4,421
Finished goods	24,580	31,314
Reserve for obsolete inventory	(1,928)	(1,953)
Total	$38,580	$48,771

3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Numerator:
Net income	$21,935	$21,383	$40,412	$42,133

Denominator:
Weighted average shares of common stock outstanding	11,777	11,861	11,774	11,870
Effect of dilutive common stock equivalents	44	357	48	359
Weighted average shares of common stock outstanding	11,821	12,218	11,822	12,229

Earnings per share - basic	$1.86	$1.80	$3.43	$3.55

Earnings per share - diluted	$1.86	$1.75	$3.42	$3.45

The calculation of diluted EPS excluded 934 and 611 antidilutive options outstanding for the three months ended June 30, 2020 and 2019, respectively, and 965 and 752 antidilutive options outstanding for the six months ended June 30, 2020 and 2019, respectively. The calculation of diluted EPS also excluded 5,774 and 350 antidilutive restricted stock awards for the three months ended June 30, 2020 and 2019, respectively, and 10,626 and 705 antidilutive restricted stock awards for the six months ended June 30, 2020 and 2019, respectively. EPS is computed independently for each of the periods presented above, and accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.

4. SHARE-BASED COMPENSATION

Stock Options

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of June 30, 2020, generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $171.68. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. For the six months ended June 30, 2020 and 2019, the Company did not grant stock options.

The following table is a summary of our stock option activity:

	Six months ended June 30,
	2020		2019
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
(awards in thousands)
Outstanding at beginning of period	97	$52.53	107	$49.26
Exercised	(21)	57.91	(10)	28.21
Forfeited	(6)	68.84	-	-
Outstanding at end of the period	70	$49.36	97	$52.53
Exercisable at end of the period	51	$42.15	52	$40.96

As of June 30, 2020, the weighted-average remaining contractual life for outstanding stock options was 6.3 years with an aggregate intrinsic value of $6.3 million and the weighted-average remaining contractual life for exercisable stock options was 5.8 years with an aggregate intrinsic value of $4.9 million. The unrecognized compensation expense calculated under the fair value method for stock options expected to vest as of June 30, 2020 was $0.3 million and is expected to be recognized over a weighted average period of 2.3 years. For the six months ended June 30, 2020, the Company received $1.3 million in cash proceeds from the exercise of stock options. The total intrinsic value for stock options exercised during the six months ended June 30, 2020 was $0.9 million. For the six months ended June 30, 2019, the Company received $0.3 million in cash proceeds from the exercise of stock options. The total intrinsic value for stock options exercised during the six months ended June 30, 2019 was $1.0 million.

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

	Six months ended June 30,
	2020		2019
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	46	$98.28	57	$50.55
Granted	41	111.94	28	130.89
Vested	(29)	82.99	(31)	45.30
Forfeited	(4)	107.50	(2)	167.48
Outstanding at end of the period	54	$116.00	52	$92.36

The Company withheld 0.0 million shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the six months ended June 30, 2020 and 2019. The total fair value of restricted stock awards vested during the six months ended June 30, 2020 and 2019 was $3.2 million and $4.0 million, respectively.

The total share-based compensation charged against income was $1.1 and $1.3 million during the three months ended June 30, 2020 and 2019, respectively, and $2.1 million and $2.2 million during the six months ended June 30, 2020 and 2019, respectively. The total costs of the options and restricted stock awards charged against income was $0.7 million and $0.8 million during the three months ended June 30, 2020 and 2019, respectively, and $1.5 million during the six months ended June 30, 2020 and 2019. Included for the three and six months ended June 30, 2020 was $0.2 million and $0.3 million, respectively, for 15,821 performance-based contingent shares and for the three and six months ended June 30, 2019 was $0.2 million and $0.3 million, respectively, for 17,780 performance-based contingent shares for certain key executives granted in 2019. Also included for the three and six months ended June 30, 2020 was $0.2 million and $0.3 million for 25,531 performance-based contingent shares for certain key executives granted in 2020. Additionally, included for the three and six months ended June 30, 2019 was $0.1 million and $0.2 million, respectively, for 63,300 performance-based deferred shares for certain key executives, and $0.2 million and $0.3 million, respectively, for 210,000 performance-based contingent shares granted to our Chief Executive Officer. These 273,300 performance-based shares were fully vested on December 31, 2019.

The total income tax benefit recognized in the Condensed Consolidated Statements of Income for restricted stock awards was $0.5 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and was $0.7 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively.

There was $5.6 million of total unrecognized compensation cost related to restricted stock awards as of June 30, 2020, which is expected to be recognized over a weighted-average period of 1.9 years. There was $3.4 million of unrecognized compensation cost related to the 41,352 performance-based shares discussed above as of June 30, 2020, which is expected to be recognized over 2.2 years.

5. LEASES AND CONTINGENCIES

Operating Leases

The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of June 30, 2020 and 2019, respectively, or for the six-month periods then ended, respectively.

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

The operating lease expense was $0.9 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively, and was $1.7 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively.

Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

	Six months ended June 30,
	2020	2019

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$1,814	$1,392

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$1,490

As of June 30, 2020, the weighted average remaining lease term was 4.1 years and the weighted average discount rate was 3.7%.

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2020 (in thousands):

2020 (excluding the six months ended June 30, 2020)	$1,822
2021	3,670
2022	3,154
2023	1,665
2024	1,234
Thereafter	1,452
Total lease payments	$12,997
Less: imputed interest	(983)
Total	$12,014

Other Contingencies

On or about April 30, 2020, the Company became aware that one of its products contained an undeclared milk allergen in the product. The sale of this product occurred during the first quarter of 2020 and the first part of the second quarter of 2020. The Company has completed a voluntary recall of the specific lots of this product that were impacted and notified the U.S. Food and Drug Administration, as required. The Company has considered the impact of the recall to our six-month period ended June 30, 2020 to be immaterial to the financial statements. As of June 30, 2020, the Company has concluded the recall program and responded to all government requests. The Company does not expect any significant future financial impact to result from this matter.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	June 30, 2020	December 31, 2019

Foreign currency translation	$(3)	$(1)
Unrealized gains on investment securities	102	26
Accumulated other comprehensive income	$99	$25

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

The following tables represent cash and the available-for-sale securities adjusted cost, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities (in thousands):

	June 30, 2020
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$130,733	$-	$-	$130,733	$130,733	$-

Level 1:
Certificate of deposit	-	-	-	-	-	-
Money market accounts	95	-	-	95	95	-
Government & agency securities	2,830	63	-	2,893	-	2,893
	2,925	63	-	2,988	95	2,893

Level 2:
Municipal bonds	11,429	50	192	11,671	-	11,671

Total	$145,087	$113	$192	$145,392	$130,828	$14,564

	December 31, 2019
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$36,593	$-	$-	$36,593	$36,593	$-

Level 1:
Certificate of deposit	35,000	-	-	35,000	35,000	-
Money market accounts	5,381	-	-	5,381	5,381	-
Government & agency securities	2,832	2	-	2,834	-	2,834
	43,213	2	-	43,215	40,381	2,834

Level 2:
Municipal bonds	12,610	34	226	12,870	-	12,870

Total	$92,416	$36	$226	$92,678	$76,974	$15,704

The Company had no realized losses or gains for the three and six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and 2019, gross unrealized losses and gains related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range up to 3 years for municipal bonds and for government and agency securities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions, which are not historical in nature, identify forward-looking statements. However, the absence of these words or expressions does not necessarily mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our 2019 Form 10-K, the Form 10-Q for the Quarter ended March 31, 2020 and this Form 10-Q and those described from time to time in our future reports filed with the SEC.

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

OPTAVIA is a highly effective lifestyle solution for people for whom diets alone have failed. Habits of Health®, the approach developed by OPTAVIA Co-founder and independent OPTAVIA Coach, Dr. Wayne Scott Andersen, combines clinically proven plans with scientifically developed products and the ongoing support of Coaches. We sell a variety of weight loss, weight management and healthy living products all based on our proprietary formulas under the Medifast®, OPTAVIA, Thrive by Medifast, Optimal Health by Take Shape for Life, and Flavors of Home® brands. Our product line includes more than 165 consumable options, including, but not limited to, bars, bites, pretzels, puffs, cereal crunch, drinks, hearty choices, oatmeal, pancakes, puddings, soft serve, shakes, smoothies, soft bakes, and soups. The Thrive by Medifast and Optimal Health by Take Shape for Life lines include a variety of specially formulated bars, shakes, and smoothies for those who are maintaining their weight for long-term healthy living. We identify opportunities to expand our product line by regularly surveying our clients and studying industry and consumer trends. This allows us to introduce new, high quality products that meet consumer demand.

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

OPTAVIA encompasses our community of OPTAVIA Coaches, our OPTAVIA health and wellness programs, and our proprietary OPTAVIA-branded products. The OPTAVIA integrated coaching model is centered around providing focused, individualized attention to our clients. Our OPTAVIA Coaches provide the support and encouragement for clients to successfully learn and adopt a more healthy lifestyle. This clinically-proven plan translates into better client results when compared to programs that leave individuals to adopt and maintain healthy habits on their own. Our clients receive personalized attention from our OPTAVIA Coaches who share, educate, motivate and pass along their passion for healthy living. We believe this personal, direct-sales and service strategy is optimal for activating and supporting our clients. In a clinical study published in Obesity Science and Practice in 2018, the OPTAVIA model’s effectiveness was validated when its meal plan was combined with education and support from OPTAVIA Coaches.

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

As we previously disclosed, global expansion is an important component of our long-term growth strategy. In July 2019, we commenced our international operations, entering into the Asia Pacific markets of Hong Kong and Singapore. The Company oursources a distribution center in Hong Kong to give the Company adequate product distribution capacity for the foreseeable future. Our decision to enter these markets was based on industry market research that reflects a dynamic shift in how health care is being prioritized and consumed in those countries.

COVID-19 Update

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Asia. Over the next several months, COVID-19 quickly spread across the world. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic. As of June 30, 2020, the virus continues to spread, infecting more than 10 million people worldwide, and impacting worldwide economic activity.  No vaccine is currently available. Many governments implemented policies intended to stop or slow the further spread of the disease, such as social distancing and shelter-in-place orders, resulting in the temporary closure of schools and non-essential businesses, and these measures remain in place and may continue for a significant period of time.  Because the Company sells products that are essential to the daily lives of consumers, the COVID-19 pandemic has not had a material impact to our consolidated operating results for the six-month period ended June 30, 2020.

While the duration and severity of this COVID-19 pandemic is uncertain, the extent to which the pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, government actions taken to contain the virus or treat its impact, changes in consumer behavior resulting from the pandemic and how quickly and to what extent normal economic and operating conditions can resume. These uncertainties make it challenging for our management to estimate our future business performance. However, we continue to actively monitor the impact of COVID-19 and related developments on our business.

Although the COVID-19 pandemic has impacted our business operations in multiple ways, our manufacturing facility remains fully operational to date and we have not experienced any meaningful disruption to our world-wide supply chain.  Additionally, nutritional supplements and health foods have been designated critical/essential infrastructure in the U.S. and, as such, we have continued to actively manufacture and distribute our products in our markets around the world.  While our manufacturing and distribution employees continue to work on site, they are following additional health and safety guidelines. In response to the public health crisis posed by COVID-19, in March 2020 we took numerous actions, including:

●	successfully implementing a work-from-home plan for all non-essential employees to comply with guidelines from government and health officials;
●	changing this year’s OPTAVIA convention from a live event in July to a virtual event;
●	employing incentives and promotions to help OPTAVIA Coaches adjust to the adverse effect of overall economic conditions and the nationwide actions taken to control the spread of the virus;
●	providing additional health and safety precautions in our headquarters, manufacturing and distribution centers, including use of personal protective equipment and frequent sanitization;
●	process controls in relation to social distancing, visitors, travel and quarantine

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

Overview of Results of Operations

Our product sales accounted for 98% of our revenues for the three months and six months ended June 30, 2020 and 2019, respectively.

The following tables reflect our income statements (in thousands, except percentages):

	Three months ended June 30,
	2020	2019	$ Change	% Change

Revenue	$219,999	$187,103	$32,896	17.6%
Cost of sales	60,699	46,393	(14,306)	-30.8%
Gross profit	159,300	140,710	18,590	13.2%

Selling, general, and administrative	131,201	113,355	(17,846)	-15.7%

Income from operations	28,099	27,355	744	2.7%

Other income
Interest income, net	58	425	(367)	-86.4%
Other income (expense)	1	(2)	3	-150.0%
	59	423	(364)	-86.1%

Income from operations before income taxes	28,158	27,778	380	1.4%

Provision for income tax	6,223	6,395	172	2.7%

Net income	$21,935	$21,383	$552	2.6%

% of revenue
Gross profit	72.4%	75.2%
Selling, general, and administrative costs	59.6%	60.6%
Income from operations	12.8%	14.6%
Income from operations before income taxes	12.8%	14.8%

	Six months ended June 30,
	2020	2019	$ Change	% Change

Revenue	$398,460	$352,979	$45,481	12.9%
Cost of sales	103,920	87,122	(16,798)	-19.3%
Gross Profit	294,540	265,857	28,683	10.8%

Selling, general, and administrative	242,908	213,787	(29,121)	-13.6%

Income from operations	51,632	52,070	(438)	-0.8%

Other income
Interest income, net	168	737	(569)	-77.2%
Other expense	(18)	(8)	(10)	125.0%
	150	729	(579)	-79.4%

Income from operations before income taxes	51,782	52,799	(1,017)	-1.9%

Provision for income taxes	11,370	10,666	(704)	-6.6%

Net income	$40,412	$42,133	$(1,721)	-4.1%

% of revenue
Gross Profit	73.9%	75.3%
Selling, general, and administrative costs	61.0%	60.6%
Income from Operations	13.0%	14.8%
Income from operations before income taxes	13.0%	15.0%

Revenue: Revenue increased $32.9 million, or 17.6%, to $220.0 million for the three months ended June 30, 2020 from $187.1 million for the three months ended June 30, 2019. The total number of active earning OPTAVIA Coaches for the three months ended June 30, 2020 increased to 36,500 from 30,600 for the corresponding period in 2019, an increase of 19.3%. The average revenue per active earning OPTAVIA Coach was $5,851 for the three months ended June 30, 2020 compared to $5,863 for the three months ended June 30, 2019. Revenue increased $45.5 million, or 12.9%, to $398.5 million for the six months ended June 30, 2020 from $353.0 million for the six months ended June 30, 2019. This increase in revenue for the quarter and six months ended June 30, 2020 resulted from business initiatives which drove more clients to be on our plans, aided by the ongoing transition of clients to higher priced OPTAVIA-branded products. OPTAVIA-branded products represented 83% of consumable units sold for the three months ended June 30, 2020 compared to 75% for the corresponding period in 2019 and 81% of consumable units sold for the six months ended June 30, 2020 compared to 74% for the corresponding period in 2019.

Costs of sales: Cost of sales increased $14.3 million, or 30.8%, to $60.7 million for the three months ended June 30, 2020 from the corresponding period in 2019 and increased $16.8 million, or 19.3%, to $103.9 million for the six months ended June 30, 2020 from the corresponding period in 2019. The increase in cost of sales was primarily driven by an increase in product sales.

Gross profit: For the three months ended June 30, 2020, gross profit increased $18.6 million, or 13.2%, to $159.3 million from the corresponding period in 2019. As a percentage of sales, gross margin decreased 280 basis points to 72.4% for the three months ended June 30, 2020 from 75.2% for the corresponding period in 2019. For the six months ended June 30, 2020, gross profit increased $28.7 million, or 10.8%, to $294.5 million from the corresponding period in 2019. As a percentage of sales, gross margin decreased 140 basis points to 73.9% for the six months ended June 30, 2020 from 75.3% for the corresponding period in 2019.The decrease in gross margin percentage for the quarter and year-to-date periods was primarily the result of promotional activity as well as higher production costs in 2020.

Selling, general and administrative: Selling, general and administrative (“SG&A”) expenses were $131.2 million for the three months ended June 30, 2020, an increase of $17.8 million, or 15.7%, as compared to $113.4 million from the corresponding period in 2019. As a percentage of sales, SG&A expenses were 59.6% as compared to 60.6% for the three months ended June 30, 2020 and 2019, respectively. SG&A expenses included research and development (“R&D”) costs of $0.5 million for the three months ended June 30, 2020 and 2019. For the six months ended June 30, 2020, SG&A expenses increased $29.1 million, or 13.6%, to $242.9 million from $213.8 million for the corresponding period in 2019. SG&A expenses included $1.1 million and $1.2 million in R&D costs for the six months ended June 30, 2020 and 2019, respectively. As a percentage of sales, SG&A expenses were 61.0% for the six months ended June 30, 2020 as compared to 60.6% for the corresponding period in 2019. The $17.8 million and $29.1 million increases in SG&A for the quarter and six months ended June 30, 2020 were primarily due to higher OPTAVIA commission expense as a result of our growth in OPTAVIA sales, incremental professional service costs in connection with the Schedule 13D filing and additional coach incentives. For the three months ended June 30, 2020, Non-GAAP adjusted SG&A expenses increased $16.4 million to $129.8 million and Non-GAAP adjusted SG&A as a percentage of revenue decreased 160 basis points year-over-year to 59.0%.  Non-GAAP adjusted SG&A excludes expenses in connection with the Schedule 13D filing of $1.2 million and severance related costs of $0.2 million resulting from organizational change with the Company's Chief Financial Officer (“CFO”). For the six months ended June 30, 2020, Non-GAAP adjusted SG&A expenses increased $22.1 million to $235.9 million and Non-GAAP adjusted SG&A as a percentage of revenue decreased 140 basis points year-over-year to 59.2%.  Non-GAAP adjusted SG&A excludes expenses in connection with the Schedule 13D filing of $5.8 million and severance related costs of $1.2 million resulting from organizational change with the Company's CFO.

OPTAVIA commission expense, which is variable expense, increased $14.0 million, or 18.0%, to $92.0 million for the three months ended June 30, 2020 from $78.0 million for the corresponding period in 2019. For the six months ended June 30, 2020, OPTAVIA commission expense increased $19.8 million, or 13.5%, to $166.3 million from $146.5 million for the corresponding period in 2019. The increase was primarily the result of increased product sales. As OPTAVIA revenue increased as a portion of the Company’s total sales mix, the commission rate as a percentage of revenue increased 10 basis points to 41.8% for the second quarter of 2020 compared to 41.7% for the second quarter last year and increased 20 basis points to 41.7% for the six months ended June 30, 2020 compared to 41.5% for the corresponding period in 2019. This is an outcome of the success we are experiencing with our OPTAVIA integrated coach model.

Income from operations: For the three months ended June 30, 2020, income from operations increased $0.7 million to $28.1 million from $27.4 million for the corresponding period in 2019 primarily as a result of increased gross profits partially offset by increased SG&A expenses. Income from operations as a percentage of sales was 12.8% and 14.6% for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, income from operations decreased $0.5 million to $51.6 million from $52.1 million for the corresponding period in 2019 primarily as a result of increased SG&A expenses partially offset by increased gross profits. Income from operations as a percentage of sales was 13.0% and 14.8% for the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, Non-GAAP adjusted income from operations increased $2.2 million to $29.5 million and Non-GAAP adjusted income from operations as a percentage of revenue decreased 120 basis points year-over-year to 13.4%. For the six months ended June 30, 2020, Non-GAAP adjusted income from operations increased $6.6 million to $58.7 million and Non-GAAP adjusted income from operations as a percentage of revenue decreased 10 basis points year-over-year to 14.7%.

Other income: For the three and six months ended June 30, 2020, other income (including interest income), was $0.1 million and $0.2 million, respectively, and for the three and six months ended June 30, 2019, other income (including interest income), was $0.4 million and $0.7 million, respectively.

Income from operations before income taxes: Income from operations before income taxes was $28.2 million for the three months ended June 30, 2020 as compared to $27.8 million for the three months ended June 30, 2019, an increase of $0.4 million. Income from operations before income taxes as a percentage of sales decreased to 12.8% for the three months ended June 30, 2020 from 14.8% for the three months ended June 30, 2019. Income from operations before income taxes was $51.8 million for the six months ended June 30, 2020 as compared to $52.8 million for the six months ended June 30, 2019. Income from operations before income taxes as a percentage of sales decreased to 13.0% for the six months ended June 30, 2020 from 15.0% for the six months ended June 30, 2019.

Provision for income tax: For the three months ended June 30, 2020, the Company recorded $6.2 million in income tax expense, an effective rate of 22.1%, as compared to $6.4 million in income tax expense, an effective rate of 23.0%, for the three months ended June 30, 2019. The decrease in the effective tax rate was primarily driven by a decrease in state income tax rate, and an increase in tax benefit of stock compensation partially offset by a decrease in R&D tax credit. For the six months ended June 30, 2020, the Company recorded $11.4 million in income tax expense, an effective rate of 22.0%, as compared to $10.7 million in income tax expense, an effective rate of 20.2%, for the six months ended June 30, 2019. The effective tax rate was negatively impacted by an increase in state income tax rate and a decrease in tax benefit of stock compensation.

Net income: Net income was $21.9 million and $40.4 million, or $1.86 and $3.42 per diluted share, for the three and six months ended June 30, 2020 as compared to $21.4 million and $42.1 million, or $1.75 and $3.45 per diluted share, for the three months and six months ended June 30, 2019. The period-over-period changes were driven by the factors described above in the explanations from operations. Non-GAAP adjusted net income was $23.1 million and $45.9 million, or $1.96 and $3.89 per diluted share, for the three and six months ended June 30, 2020.

Non-GAAP Financial Measures

In an effort to provide investors with additional information regarding our results, we disclose various Non-GAAP financial measures in our quarterly earnings press release and other public disclosures. The following GAAP financial measures have been presented on an as adjusted basis: SG&A expenses, income from operations, net income and diluted earnings per share. Each of these as Non-GAAP financial measures excludes the impact of certain amounts as further identified below that the Company believes are not indicative of its core ongoing operational performance. A reconciliation of each of these Non-GAAP financial measures to its most comparable GAAP financial measure is included below. These Non-GAAP financial measures are not intended to replace GAAP financial measures.

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

The following tables reconcile the Non-GAAP financial measures included in this report (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Selling, general, and administrative	$131,201	$113,355	$242,908	$213,787
Adjustments
Professional services for 13D Filing	1,203	-	5,811	-
Incremental severance costs	239	-	1,237	-
Non-GAAP Adjusted selling, general, and administrative	$129,759	$113,355	$235,860	$213,787

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Income from operations	$28,099	$27,355	$51,632	$52,070
Adjustments
Professional services for 13D Filing	1,203	-	5,811	-
Incremental severance costs	239	-	1,237	-
Non-GAAP Adjusted income from operations	$29,541	$27,355	$58,680	$52,070

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net income	$21,935	$21,383	$40,412	$42,133
Adjustments, net of tax
Professional services for 13D Filing	937	-	4,535	-
Incremental severance costs	186	-	965	-
Non-GAAP Adjusted net income	$23,058	$21,383	$45,912	$42,133

Diluted earnings per share (1)	$1.86	$1.75	$3.42	$3.45
Impact for adjustments (1)	0.10	-	0.47	-
Non-GAAP Adjusted diluted earnings per share (1)	$1.96	$1.75	$3.89	$3.45

(1) The weighted-average diluted shares outstanding used in the calculation of these Non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

The Company had stockholders’ equity of $116.7 million and working capital of $84.6 million at June 30, 2020 as compared with $104.8 million and $74.8 million at December 31, 2019, respectively. The $11.9 million net increase in stockholders’ equity reflects $40.4 million in net income for the six months ended June 30, 2020 offset by $5.0 million spent on repurchases of common stock, and $26.5 million for declared dividends paid to holders of the Company’s common stock as well as the other equity transactions described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in our condensed consolidated financial statements included in this report. The Company declared a dividend of $13.4 million, or $1.13 per share, to common stockholders as of June 30, 2020 that will be paid in the third quarter of 2020. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance that we will be able to continue to declare and pay dividends. The Company’s cash, cash equivalents, and investment securities increased from $92.7 million at December 31, 2019 to $145.4 million at June 30, 2020.

Net cash provided by operating activities increased $37.1 million to $84.3 million for the six months ended June 30, 2020 from $47.2 million for the six months ended June 30, 2019 as a result of a $39.9 million increase in operating assets and liabilities partially offset by a $1.7 million decrease in net income.

Net cash provided by investing activities was $0.4 million for the six months ended June 30, 2020 as compared to net cash used in investing activities of $4.5 million for the six months ended June 30, 2019. This change resulted from a $6.4 million decrease in cash used in capital expenditures for the six months ended June 30, 2020 from the corresponding period in 2019 partially offset by a $1.4 million decrease in sale and maturities of investment securities.

Net cash used in financing activities increased $3.1 million to $30.8 million for the six months ended June 30, 2020 from $27.7 million for the six months ended June 30, 2019. This increase was due to a $8.8 million increase in cash dividends paid to stockholders partially offset by a $5.0 million decrease in stock repurchases.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, U.S. money market securities, and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at June 30, 2020, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2019.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

We rely extensively on information systems and technology to manage our business and summarize operating results. We have completed the implementation of a new global ERP system in the second quarter of 2020, which replaces our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The transition did not result in significant changes in our internal control over financial reporting.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2019 Form 10-K and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2020	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 - April 30	134¹	$68.80	-	2,368,587
May 1 - May 31	-	-	-	2,368,587
June 1 - June 30	46,075	108.50	46,075	2,322,512

(1)	134 shares of common stock were surrendered by employees to the Company to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock.
(2)	At the outset of the quarter ended June 30, 2020, there were 2,368,587 shares of the Company's common stock eligible for repurchase under the repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").

As of June 30, 2020, there were 2,322,512 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

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

101

The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed August 6, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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

Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 6, 2020

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 6, 2020