Form 10-Q
period 2020-09-30
MEDIFAST INC
filed 2020-11-03
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	MED	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the registrant’s common stock outstanding at October 26, 2020 was 11,769,830.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts & dividend data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenue	$271,470	$190,061	$669,930	$543,040
Cost of sales	67,434	47,128	171,354	134,250
Gross profit	204,036	142,933	498,576	408,790

Selling, general, and administrative	159,477	122,671	402,385	336,458

Income from operations	44,559	20,262	96,191	72,332

Other income
Interest income, net	44	324	212	1,061
Other income (expense)	30	(3)	12	(11)
	74	321	224	1,050

Income from operations before income taxes	44,633	20,583	96,415	73,382

Provision for income taxes	10,180	4,681	21,550	15,347

Net income	$34,453	$15,902	$74,865	$58,035

Earnings per share - basic	$2.93	$1.36	$6.36	$4.91

Earnings per share - diluted	$2.91	$1.32	$6.32	$4.77

Weighted average shares outstanding
Basic	11,766	11,731	11,772	11,823
Diluted	11,857	12,065	11,840	12,174

Cash dividends declared per share	$1.13	$0.75	$3.39	$2.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net income	$34,453	$15,902	$74,865	$58,035
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1)	(2)	(3)	(1)
Unrealized gains (losses) on investment securities	(1)	18	75	246

Other comprehensive income (loss)	(2)	16	72	245

Comprehensive income	$34,451	$15,918	$74,937	$58,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except par value)

	September 30,	December 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$156,486	$76,974
Accounts receivable - net of doubtful accounts of $82 and $235 at
September 30, 2020 and December 31, 2019, respectively	647	1,437
Inventories	41,736	48,771
Investment securities	13,433	15,704
Income taxes, prepaid	-	5,169
Prepaid expenses and other current assets	5,158	6,096
Total current assets	217,460	154,151

Property, plant and equipment - net of accumulated depreciation	26,828	26,039
Right-of-use assets	11,458	12,803
Other assets	3,002	353
Deferred tax assets	2,042	1,307

TOTAL ASSETS	$260,790	$194,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$108,678	$76,220
Current lease obligations	3,307	3,168
Total current liabilities	111,985	79,388

Lease obligations, less current lease obligations	8,791	10,433
Total liabilities	120,776	89,821

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized;
11,817 and 12,272 issued and 11,768 and 11,764 outstanding
at September 30, 2020 and December 31, 2019, respectively	12	12
Additional paid-in capital	5,135	-
Accumulated other comprehensive income	97	25
Retained earnings	139,770	168,788
Less: Treasury stock at cost, 46 and 489 shares at September 30, 2020 and December 31, 2019, respectively	(5,000)	(63,993)
Total stockholders' equity	140,014	104,832

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$260,790	$194,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2020	2019

Operating Activities
Net income	$74,865	$58,035
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	5,259	5,097
Share-based compensation	4,243	3,415
Loss on sale of disposal of property, plant and equipment	28	17
Bad debt expense	508	3,209
Amortization of premium on investment securities	263	355
Deferred income taxes	(735)	1,093
Change in operating assets and liabilities:
Accounts receivable	282	(3,649)
Inventories	7,035	(13,037)
Income taxes, prepaid	5,169	(3,200)
Prepaid expenses and other current assets	938	(232)
Other assets	(2,566)	188
Accounts payable and accrued expenses	30,078	13,818
Net cash flow provided by operating activities	125,367	65,109

Investing Activities
Sale and maturities of investment securities	2,000	3,730
Purchase of property and equipment	(3,852)	(9,224)
Net cash flow used in investing activities	(1,852)	(5,494)

Financing Activities
Options exercised by executives and directors	1,424	279
Net shares repurchased for employee taxes	(532)	(289)
Cash dividends paid to stockholders	(39,892)	(26,658)
Stock repurchases	(5,000)	(33,114)
Net cash flow used in financing activities	(44,000)	(59,782)

Foreign currency impact	(3)	(1)

Increase (Decrease) in cash and cash equivalents	79,512	(168)
Cash and cash equivalents - beginning of the period	76,974	81,364
Cash and cash equivalents - end of period	$156,486	$81,196

Supplemental disclosure of cash flow information:
Income taxes paid	$14,135	$17,333
Dividends declared included in accounts payable	$13,715	$8,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Nine months ended September 30, 2020
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2019	12,272	$12	$-	$25	$168,788	$(63,993)	$104,832
Net income	-	-	-	-	18,477	-	18,477
Share-based compensation	7	-	981	-	-	-	981
Net shares repurchased for employee taxes	(5)	-	(487)	-	-	-	(487)
Treasury stock retired from stock repurchases	(489)	-	-	-	(63,993)	63,993	-
Other comprehensive income	-	-	-	45	-	-	45
Cash dividends declared to stockholders	-	-	-	-	(13,099)	-	(13,099)

Balance, March 31, 2020	11,785	12	494	70	110,173	-	110,749
Net income	-	-	-	-	21,935	-	21,935
Share-based compensation	-	-	1,136	-	-	-	1,136
Options exercised by executives and directors	21	-	1,250	-	-	-	1,250
Net shares repurchased for employee taxes	-	-	(9)	-	-	-	(9)
Other comprehensive income	-	-	-	29	-	-	29
Treasury stock from stock repurchases	-	-	-	-	-	(5,000)	(5,000)
Cash dividends declared to stockholders	-	-	-	-	(13,354)	-	(13,354)

Balance, June 30, 2020	11,806	12	2,871	99	118,754	(5,000)	116,736
Net income	-	-	-	-	34,453	-	34,453
Share-based compensation	9	-	2,126	-	-	-	2,126
Options exercised by executives and directors	2	-	174	-	-	-	174
Net shares repurchased for employee taxes	-	-	(36)	-	-	-	(36)
Other comprehensive loss	-	-	-	(2)	-	-	(2)
Cash dividends declared to stockholders	-	-	-	-	(13,437)	-	(13,437)

Balance, September 30, 2020	11,817	$12	$5,135	$97	$139,770	$(5,000)	$140,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine months ended September 30, 2019
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2018	12,117	$12	$8,802	$(173)	$131,344	$(30,879)	$109,106
Net income	-	-	-	-	20,750	-	20,750
Share-based compensation	-	-	990	-	-	-	990
Options exercised by executives and directors	10	-	269	-	-	-	269
Net shares repurchased for employee taxes	(1)	-	(256)	-	-	-	(256)
Other comprehensive income	-	-	-	127	-	-	127
Cash dividends declared to stockholders	-	-	-	-	(8,918)	-	(8,918)

Balance, March 31, 2019	12,126	12	9,805	(46)	143,176	(30,879)	122,068
Net income	-	-	-	-	21,383	-	21,383
Share-based compensation	-	-	1,255	-	-	-	1,255
Options exercised by executives and directors	-	-	10	-	-	-	10
Other comprehensive income	-	-	-	102	-	-	102
Treasury stock from stock repurchases	-	-	-	-	-	(9,998)	(9,998)
Cash dividends declared to stockholders	-	-	-	-	(8,797)	-	(8,797)

Balance, June 30, 2019	12,126	12	11,070	56	155,762	(40,877)	126,023
Net income	-	-	-	-	15,902	-	15,902
Share-based compensation	-	-	1,170	-	-	-	1,170
Net shares repurchased for employee taxes	-	-	(33)	-	-	-	(33)
Other comprehensive income	-	-	-	16	-	-	16
Treasury stock from stock repurchases	-	-	-	-	-	(23,116)	(23,116)
Cash dividends declared to stockholders	-	-	-	-	(8,762)	-	(8,762)

Balance, September 30, 2019	12,126	$12	$12,207	$72	$162,902	$(63,993)	$111,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Medifast, Inc. and its wholly-owned subsidiaries (the “Company,” “we,” “us,” or “our”) included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and notes that are normally required by GAAP have been condensed or omitted. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Form 10-K”).

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2020. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2019 audited consolidated financial statements and notes thereto, which are included in the 2019 Form 10-K.

Presentation of Financial Statements - The unaudited condensed consolidated financial statements included herein include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated.

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

On January 1, 2020, the Company adopted ASU 2018-15. The Company capitalized $2.9 million in total for the nine months ended September 30, 2020, principally related to the configuration and development of the Company’s new hosted enterprise resource planning tool (“ERP”). The amortization expense associated with the capitalized costs was $0.1 million for the nine months ended September 30, 2020.

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

Inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Raw materials	$13,702	$10,880
Packaging	2,761	4,109
Non-food finished goods	6,031	4,421
Finished goods	20,650	31,314
Reserve for obsolete inventory	(1,408)	(1,953)
Total	$41,736	$48,771

3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Numerator:
Net income	$34,453	$15,902	$74,865	$58,035

Denominator:
Weighted average shares of common stock outstanding	11,766	11,731	11,772	11,823
Effect of dilutive common stock equivalents	91	334	68	351
Weighted average shares of common stock outstanding	11,857	12,065	11,840	12,174

Earnings per share - basic	$2.93	$1.36	$6.36	$4.91

Earnings per share - diluted	$2.91	$1.32	$6.32	$4.77

The calculation of diluted EPS excluded 88 and 1,100 antidilutive options outstanding for the three months ended September 30, 2020 and 2019, respectively, and 545 and 876 antidilutive options outstanding for the nine months ended September 30, 2020 and 2019, respectively. The calculation of diluted EPS also excluded 0 and 1,374 antidilutive restricted stock awards for the three months ended September 30, 2020 and 2019, respectively, and 3,620 and 709 antidilutive restricted stock awards for the nine months ended September 30, 2020 and 2019, respectively. EPS is computed independently for each of the periods presented above, and accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.

4. SHARE-BASED COMPENSATION

Stock Options

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of September 30, 2020, generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $171.68. Due to the Company’s lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. For the nine months ended September 30, 2020 and 2019, the Company did not grant stock options.

The following table is a summary of our stock option activity:

	Nine months ended September 30,
	2020		2019
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
(awards in thousands)
Outstanding at beginning of period	97	$52.53	107	$49.26
Exercised	(24)	58.80	(10)	28.21
Forfeited	(6)	68.84	-	-
Outstanding at end of the period	67	$48.71	97	$52.53
Exercisable at end of the period	48	$40.83	52	$40.96

As of September 30, 2020, the weighted-average remaining contractual life for outstanding stock options was 6.0 years with an aggregate intrinsic value of $7.8 million and the weighted-average remaining contractual life for exercisable stock options was 5.5 years with an aggregate intrinsic value of $5.9 million. The unrecognized compensation expense calculated under the fair value method for stock options expected to vest as of September 30, 2020 was $0.2 million and is expected to be recognized over a weighted average period of 2.2 years. For the nine months ended September 30, 2020, the Company received $1.4 million in cash proceeds from the exercise of stock options. The total intrinsic value for stock options exercised during the nine months ended September 30, 2020 was $1.1 million. For the nine months ended September 30, 2019, the Company received $0.3 million in cash proceeds from the exercise of stock options. The total intrinsic value for stock options exercised during the nine months ended September 30, 2019 was $1.0 million.

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

	Nine months ended September 30,
	2020		2019
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	46	$98.28	57	$50.55
Granted	43	113.68	28	130.89
Vested	(30)	86.79	(32)	47.14
Forfeited	(7)	108.81	(2)	167.48
Outstanding at end of the period	52	$116.29	51	$91.98

The Company withheld 0.0 million shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the nine months ended September 30, 2020 and 2019. The total fair value of restricted stock awards vested during the nine months ended September 30, 2020 and 2019 was $3.4 million and $4.1 million, respectively.

The total share-based compensation charged against income was $2.1 million and $1.2 million during the three months ended September 30, 2020 and 2019, respectively, and $4.2 million and $3.4 million during the nine months ended September 30, 2020 and 2019, respectively. The total costs of the options and restricted stock awards charged against income was $1.0 million and $0.7 million during the three months ended September 30, 2020 and 2019, respectively, and $2.5 million and $2.2 million during the nine months ended September 30, 2020 and 2019. Included for the three and nine months ended September 30, 2020 was $0.5 million and $0.8 million, respectively, for 16,637 performance-based contingent shares and for the three and nine months ended September 30, 2019 was $0.2 million and $0.5 million, respectively, for 17,780 performance-based contingent shares for certain key executives granted in 2019. Also included for the three and nine months ended September 30, 2020 was $0.6 million and $0.9 million for 27,525 performance-based contingent shares for certain key executives granted in 2020. Additionally, included for the three and nine months ended September 30, 2019 was $0.1 million and $0.2 million, respectively, for 63,300 performance-based deferred shares for certain key executives, and $0.2 million and $0.5 million, respectively, for 210,000 performance-based contingent shares granted to our Chief Executive Officer. These 273,300 performance-based shares were fully vested on December 31, 2019.

The total income tax benefit recognized in the Condensed Consolidated Statements of Income for restricted stock awards was $0.3 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and was $0.9 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively.

There was $4.6 million of total unrecognized compensation cost related to restricted stock awards as of September 30, 2020, which is expected to be recognized over a weighted-average period of 1.8 years. There was $4.8 million of unrecognized compensation cost related to the 44,162 performance-based shares discussed above as of September 30, 2020, which is expected to be recognized over 2.0 years.

5. LEASES AND CONTINGENCIES

Operating Leases

The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of September 30, 2020 and 2019, respectively, or for the nine-month periods then ended, respectively.

Our leases relating to office and warehouse space have terms of 19 to 122 months. Our leases relating to equipment have lease terms of 60 to 203 months, with some of them having clauses relating to automatic renewal.

The Company’s warehouse agreement also contains non-lease components, in the form of payments towards variable logistics services and labor charges, which the Company is obligated to pay based on the services consumed by it. Such amounts are not included in the measurement of the lease liability but will be recognized as expense when they are incurred.

The operating lease expense was $0.9 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and was $2.6 million and $2.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

	Nine months ended September 30,
	2020	2019

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$2,778	$2,121

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$887	$1,490

As of September 30, 2020, the weighted average remaining lease term was 3.9 years and the weighted average discount rate was 3.5%.

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2020 (in thousands):

2020 (excluding the nine months ended September 30, 2020)	$1,052
2021	3,991
2022	3,397
2023	1,851
2024	1,234
Thereafter	1,452
Total lease payments	$12,977
Less: imputed interest	(879)
Total	$12,098

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	September 30, 2020	December 31, 2019

Foreign currency translation	$(4)	$(1)
Unrealized gains on investment securities	101	26
Accumulated other comprehensive income	$97	$25

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

The following tables represent cash and the available-for-sale securities adjusted cost, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or investment securities (in thousands):

	September 30, 2020
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$155,210	$-	$-	$155,210	$155,210	$-

Level 1:
Money market accounts	1,276	-	-	1,276	1,276	-
Government & agency securities	2,829	55	12	2,896	-	2,896
	4,105	55	12	4,172	1,276	2,896

Level 2:
Municipal bonds	10,350	56	131	10,537	-	10,537

Total	$169,665	$111	$143	$169,919	$156,486	$13,433

	December 31, 2019
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$36,593	$-	$-	$36,593	$36,593	$-

Level 1:
Certificate of deposit	35,000	-	-	35,000	35,000	-
Money market accounts	5,381	-	-	5,381	5,381	-
Government & agency securities	2,832	2	-	2,834	-	2,834
	43,213	2	-	43,215	40,381	2,834

Level 2:
Municipal bonds	12,610	34	226	12,870	-	12,870

Total	$92,416	$36	$226	$92,678	$76,974	$15,704

The Company had no realized losses or gains for the three and nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and 2019, gross unrealized losses and gains related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The maturities of the Company’s investment securities generally range up to 3 years for municipal bonds and for government and agency securities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions, which are not historical in nature, identify forward-looking statements. However, the absence of these words or expressions does not necessarily mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future operating results, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our 2019 Form 10-K, the Form 10-Q for the Quarter ended March 31, 2020 and the Form 10-Q for the Quarter ended June 30, 2020, and those described from time to time in our future reports filed with the SEC.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview

Medifast is the company behind one of the fastest-growing health and wellness communities called OPTAVIA®, which offers Lifelong Transformation, One Healthy Habit at a Time®. Reflecting the success of its approach to health and wellness for its clients, Medifast has consistently grown revenue for the past three years. Of equal importance, our business model is expected to deliver long-term growth in the foreseeable future. Medifast has redefined direct selling by combining the best aspects of the model, while eliminating those dimensions that have typically challenged other companies. Medifast is often compared to diet and weight loss-only companies or to multi-level marketing companies, but our model is very different. The Company supports clients through independent OPTAVIA Coaches, the majority of whom were clients first.

Our operations are conducted through our wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA LLC, Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Inc., Medifast Nutrition, Inc., Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited, OPTAVIA (Singapore) PTE. LTD and OPTAVIA Health Consultation (Shanghai) Co., Ltd.

We sell a variety of weight loss, weight management and healthy living products all based on our proprietary formulas under the Medifast®, OPTAVIA, Thrive by Medifast, Optimal Health by Take Shape for Life, and Flavors of Home® brands. Our product line includes more than 145 consumable options, including, but not limited to, bars, bites, pretzels, puffs, cereal crunch, drinks, hearty choices, oatmeal, pancakes, puddings, soft serve, shakes, smoothies, soft bakes, and soups. The Thrive by Medifast and Optimal Health by Take Shape for Life lines include a variety of specially formulated bars, shakes, and smoothies for those who are maintaining their weight for long-term healthy living. We identify opportunities to expand our product line by regularly surveying our clients and studying industry and consumer trends. This allows us to introduce new, high quality products that we expect to meet consumer demand.

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

OPTAVIA is a highly effective lifestyle solution for people for whom diets alone have failed. Habits of Health®, encompasses our community of OPTAVIA Coaches, our OPTAVIA health and wellness programs, and our proprietary OPTAVIA-branded products. This approach developed by OPTAVIA co-founder and independent OPTAVIA Coach, Dr. Wayne Scott Andersen, combines clinically proven plans with scientifically developed products and the ongoing support of OPTAVIA Coaches. The OPTAVIA integrated coaching model is centered around providing focused, individualized attention to our clients. Our OPTAVIA Coaches provide the support and encouragement for clients to successfully learn and adopt a more healthy lifestyle. This clinically-proven plan translates into better client results when compared to programs that leave individuals to adopt and maintain healthy habits on their own. Our clients receive personalized attention from our OPTAVIA Coaches who share, educate, motivate and pass along their passion for healthy living. We believe this personal, direct-sales and service strategy is optimal for activating and supporting our clients. In a clinical study published in Obesity Science and Practice in 2018, the OPTAVIA model’s effectiveness was validated when its meal plan was combined with education and support from OPTAVIA Coaches.

Our OPTAVIA Coaches are independent contractors, not employees, who support our clients and market our products and services primarily through word of mouth, email and via social media channels such as Facebook, Instagram, Twitter and video conferencing platforms. As direct-sales entrepreneurs, OPTAVIA Coaches market our products to friends, family and other acquaintances with whom they have established strong relationships.

The entrepreneurial success of our OPTAVIA Coaches is the key to our success. We are focused on scaling our OPTAVIA Integrated Coaching Model by offering economic incentives that are attractive to independent entrepreneurs and reflective of the new “gig economy.” Our successful clients frequently become enthusiastic health and wellness advocates themselves and may choose to become OPTAVIA Coaches. This process of clients becoming OPTAVIA Coaches underpins our growth.

As we previously disclosed, global expansion is an important component of our long-term growth strategy. In July 2019, we commenced our international operations, entering into the Asia Pacific markets of Hong Kong and Singapore. The Company outsources a distribution center in Hong Kong to give the Company adequate product distribution capacity for the foreseeable future. Our decision to enter these markets was based on industry market research that reflects a dynamic shift in how health care is being prioritized and consumed in those countries.

COVID-19 Update

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Asia. Over the next several months, COVID-19 quickly spread across the world. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic. As of October 2020, the virus continues to spread, infecting more than 40 million people worldwide, and impacting worldwide economic activity. In response to the pandemic, many governments implemented policies intended to stop or slow the further spread of the disease, such as social distancing and shelter-in-place orders. This has resulted in the temporary closure of schools and non-essential businesses. Because the Company sells products that are essential to the daily lives of consumers, the COVID-19 pandemic has not had a material impact to our consolidated operating results for the nine-month period ended September 30, 2020.

While the duration and severity of this COVID-19 pandemic is uncertain, the extent to which the pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates. The difference is due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, government actions taken to contain the virus or treat its impact, changes in consumer behavior resulting from the pandemic and how quickly and to what extent normal economic and operating conditions can resume. These uncertainties make it challenging for our management to estimate our future business performance. However, we continue to actively monitor the impact of COVID-19 and related developments on our business.

Although the COVID-19 pandemic has impacted our business operations in multiple ways, our manufacturing facility remains fully operational to date and we have not experienced any meaningful disruption to our worldwide supply chain.  Additionally, nutritional supplements and health foods have been designated critical/essential infrastructure in the U.S. and, as such, we have continued to actively manufacture and distribute our products in our markets around the world.  We will continue to communicate with our supply chain partners to identify and mitigate risk and to manage inventory levels. While our manufacturing and distribution employees continue to work on site, they are following additional health and safety guidelines. In response to the public health crisis posed by COVID-19, we took numerous actions, including:

●	successfully implementing a work-from-home plan for all non-essential employees to comply with guidelines from government and health officials;
●	changing this year’s OPTAVIA convention from a live event in July to a virtual event;
●	prioritizing production to our highest volume products limiting our stock keeping unit (“SKU”) assortment to ensure that we are able to meet anticipated product demand across core items;
●	employing incentives and promotions to help OPTAVIA Coaches adjust to the adverse effect of overall economic conditions and the nationwide actions taken to control the spread of the virus;
●	providing additional health and safety precautions in our headquarters, manufacturing and distribution centers, including use of personal protective equipment and frequent sanitization;
●	process controls in relation to social distancing, visitors, travel and quarantine.

The Company’s priorities during the COVID-19 pandemic continue to be protecting the health and safety of our employees and their families, OPTAVIA Coaches; maximizing the availability of products that help consumers with their needs; and the use of our employees’ talents and our resources to help society meet and overcome the current challenges. The senior management team meets regularly to review and assess the status of the Company’s operations and health and safety of its various constituencies, and will continue to proactively respond to the situation and may take further actions that alter the Company’s business operations as may be required by governmental authorities, or that are determined to be in the best interests of employees, OPTAVIA Coaches and consumers.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 1 to the unaudited condensed consolidated financial statements included in this report. We consider all of our significant accounting policies and estimates to be critical.

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

Overview of Results of Operations

Our product sales accounted for 98% of our revenues for the three months and nine months ended September 30, 2020 and 2019, respectively.

The following tables reflect our income statements (in thousands, except percentages):

	Three months ended September 30,
	2020	2019	$ Change	% Change

Revenue	$271,470	$190,061	$81,409	42.8%
Cost of sales	67,434	47,128	(20,306)	(43.1%)
Gross profit	204,036	142,933	61,103	42.7%

Selling, general, and administrative	159,477	122,671	(36,806)	(30.0%)

Income from operations	44,559	20,262	24,297	119.9%

Other income
Interest income, net	44	324	(280)	(86.4%)
Other income (expense)	30	(3)	33	(1100.0%)
	74	321	(247)	(76.9%)

Income from operations before income taxes	44,633	20,583	24,050	116.8%

Provision for income tax	10,180	4,681	(5,499)	(117.5%)

Net income	$34,453	$15,902	$18,551	116.7%

% of revenue
Gross profit	75.2%	75.2%
Selling, general, and administrative costs	58.7%	64.5%
Income from operations	16.4%	10.7%
Income from operations before income taxes	16.4%	10.8%

	Nine months ended September 30,
	2020	2019	$ Change	% Change

Revenue	$669,930	$543,040	$126,890	23.4%
Cost of sales	171,354	134,250	(37,104)	(27.6%)
Gross Profit	498,576	408,790	89,786	22.0%

Selling, general, and administrative	402,385	336,458	(65,927)	(19.6%)

Income from operations	96,191	72,332	23,859	33.0%

Other income
Interest income, net	212	1,061	(849)	(80.0%)
Other income (expense)	12	(11)	23	(209.1%)
	224	1,050	(826)	(78.7%)

Income from operations before income taxes	96,415	73,382	23,033	31.4%

Provision for income taxes	21,550	15,347	(6,203)	(40.4%)

Net income	$74,865	$58,035	$16,830	29.0%

% of revenue
Gross Profit	74.4%	75.3%
Selling, general, and administrative costs	60.1%	62.0%
Income from Operations	14.4%	13.3%
Income from operations before income taxes	14.4%	13.5%

Revenue: Revenue increased $81.4 million, or 42.8%, to $271.5 million for the three months ended September 30, 2020 from $190.1 million for the three months ended September 30, 2019. The total number of active earning OPTAVIA Coaches for the three months ended September 30, 2020 increased to 42,100 from 32,200 for the corresponding period in 2019, an increase of 30.7%. The average revenue per active earning OPTAVIA Coach was $6,329 for the three months ended September 30, 2020 compared to $5,715 for the three months ended September 30, 2019. Increase in the productivity per active earning OPTAVIA Coach for the quarter was driven by an increase in both the number of clients supported by each Coach as well as an increase in average client spend. Revenue increased $126.9 million, or 23.4%, to $669.9 million for the nine months ended September 30, 2020 from $543.0 million for the nine months ended September 30, 2019. This increase in revenue for the quarter and nine months ended September 30, 2020 resulted from temporary program initiatives which drove more clients to be on our plans, aided by the ongoing transition of clients to higher priced OPTAVIA-branded products. OPTAVIA-branded products represented 83.0% of consumable units sold for the three months ended September 30, 2020 compared to 78.0% for the corresponding period in 2019 and 82.0% of consumable units sold for the nine months ended September 30, 2020 compared to 76.0% for the corresponding period in 2019.

Costs of sales: Cost of sales increased $20.3 million, or 43.1%, to $67.4 million for the three months ended September 30, 2020 from the corresponding period in 2019 and increased $37.1 million, or 27.6%, to $171.4 million for the nine months ended September 30, 2020 from the corresponding period in 2019. The increase in cost of sales was primarily driven by an increase in product sales.

Gross profit: For the three months ended September 30, 2020, gross profit increased $61.1 million, or 42.7%, to $204.0 million from the corresponding period in 2019. As a percentage of sales, gross margin remained flat at 75.2% for the three months ended September 30, 2020 as compared to the corresponding period in 2019. For the nine months ended September 30, 2020, gross profit increased $89.8 million, or 22.0%, to $498.6 million from the corresponding period in 2019. As a percentage of sales, gross margin decreased 90 basis points to 74.4% for the nine months ended September

30, 2020 from 75.3% for the corresponding period in 2019. The decrease in gross margin percentage for the year-to-date periods was primarily the result of promotional activity as well as higher production costs in 2020.

Selling, general and administrative: Selling, general and administrative (“SG&A”) expenses were $159.5 million for the three months ended September 30, 2020, an increase of $36.8 million, or 30.0%, as compared to $122.7 million from the corresponding period in 2019. As a percentage of sales, SG&A expenses were 58.7% as compared to 64.5% for the three months ended September 30, 2020 and 2019, respectively. SG&A expenses included research and development (“R&D”) costs of $0.8 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively. The $36.8 million increase in SG&A for the quarter was primarily due to higher OPTAVIA commission expense as a result of growth in OPTAVIA sales, increased salaries and benefits related expenses partially offset by a decrease in sales and marketing expenses. For the nine months ended September 30, 2020, SG&A expenses increased $65.9 million, or 19.6%, to $402.4 million from $336.5 million for the corresponding period in 2019. SG&A expenses included $1.9 million and $1.8 million in R&D costs for the nine months ended September 30, 2020 and 2019, respectively. As a percentage of sales, SG&A expenses were 60.1% for the nine months ended September 30, 2020 as compared to 62.0% for the corresponding period in 2019. The $65.9 million increase in SG&A for the nine months ended September 30, 2020 was primarily due to higher OPTAVIA commission expense as a result of growth in OPTAVIA sales, incremental professional service costs in connection with the Schedule 13D filing and increased salaries and benefits related expenses partially offset by sales and marketing expenses. For the nine months ended September 30, 2020, Non-GAAP adjusted SG&A expenses increased $58.9 million to $395.3 million and Non-GAAP adjusted SG&A as a percentage of revenue decreased 300 basis points year-over-year to 59.0%.  Non-GAAP adjusted SG&A excludes expenses in connection with the Schedule 13D filing of $5.8 million and severance related costs of $1.2 million resulting from the departure of the Company's previous Chief Financial Officer.

OPTAVIA commission expense, which is a variable expense, increased $37.7 million, or 48.8%, to $114.9 million for the three months ended September 30, 2020 from $77.2 million for the corresponding period in 2019. For the nine months ended September 30, 2020, OPTAVIA commission expense increased $57.5 million, or 25.7%, to $281.2 million from $223.7 million for the corresponding period in 2019. The increase was primarily the result of increased product sales. As OPTAVIA revenue increased as a portion of the Company’s total sales mix, the commission rate as a percentage of revenue increased 170 basis points to 42.3% for the third quarter of 2020 compared to 40.6% for the third quarter last year and increased 80 basis points to 42.0% for the nine months ended September 30, 2020 compared to 41.2% for the corresponding period in 2019. This is an outcome of the success we are experiencing with our OPTAVIA integrated coach model.

Income from operations: For the three months ended September 30, 2020, income from operations increased $24.3 million to $44.6 million from $20.3 million for the corresponding period in 2019 primarily as a result of increased gross profit partially offset by increased SG&A expenses. Income from operations as a percentage of sales was 16.4% and 10.7% for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, income from operations increased $23.9 million to $96.2 million from $72.3 million for the corresponding period in 2019 primarily as a result of increased gross profit partially offset by increased SG&A expenses. Income from operations as a percentage of sales was 14.4% and 13.3% for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, Non-GAAP adjusted income from operations increased $30.9 million to $103.2 million and Non-GAAP adjusted income from operations as a percentage of revenue increased 210 basis points year-over-year to 15.4%.

Other income: For the three and nine months ended September 30, 2020, other income (including interest income) was $0.1 million and $0.2 million, respectively, and for the three and nine months ended September 30, 2019, other income (including interest income) was $0.3 million and $1.1 million, respectively.

Income from operations before income taxes: Income from operations before income taxes was $44.6 million for the three months ended September 30, 2020 as compared to $20.6 million for the three months ended September 30, 2019, an increase of $24.0 million. Income from operations before income taxes as a percentage of sales increased to 16.4% for the three months ended September 30, 2020 from 10.8% for the three months ended September 30, 2019. Income from operations before income taxes was $96.4 million for the nine months ended September 30, 2020 as compared to $73.4 million for the nine months ended September 30, 2019. Income from operations before income taxes as a percentage of sales increased to 14.4% for the nine months ended September 30, 2020 from 13.5% for the nine months ended September 30, 2019.

Provision for income tax: For the three months ended September 30, 2020, the Company recorded $10.2 million in income tax expense, an effective tax rate of 22.8%, as compared to $4.7 million in income tax expense, an effective tax rate of 22.7%, for the three months ended September 30, 2019. The slight increase in the effective tax rate was primarily driven by an increase in state income tax rate and a decrease in tax benefit of stock compensation, partially offset by an increase in R&D tax credit and a decrease in meals and entertainment. For the nine months ended September 30, 2020, the Company recorded $21.6 million in income tax expense, an effective tax rate of 22.4%, as compared to $15.3 million in income tax expense, an effective tax rate of 20.9%, for the nine months ended September 30, 2019. The effective tax rate was negatively impacted by an increase in state income tax rate and a decrease in tax benefit of stock compensation and in R&D tax credit, partially offset by a decrease in meals and entertainment.

Net income: Net income was $34.5 million and $74.9 million, or $2.91 and $6.32 per diluted share, for the three and nine months ended September 30, 2020 as compared to $15.9 million and $58.0 million, or $1.32 and $4.77 per diluted share, for the three months and nine months ended September 30, 2019. The period-over-period changes were driven by the factors described above in the explanations from operations. Non-GAAP adjusted net income was $80.3 million or $6.78 per diluted share for the nine months ended September 30, 2020.

Non-GAAP Financial Measures

In an effort to provide investors with additional information regarding our results, we disclose various Non-GAAP financial measures in this Form 10-Q, our quarterly earnings press release and other public disclosures. The following GAAP financial measures have been presented on an as adjusted basis: SG&A expenses, income from operations, net income and diluted earnings per share. Each of these as Non-GAAP financial measures excludes the impact of certain amounts as further identified below that the Company believes are not indicative of its core ongoing operational performance. A reconciliation of each of these Non-GAAP financial measures to its most comparable GAAP financial measure is included below. These Non-GAAP financial measures are not intended to replace GAAP financial measures.

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

The following tables reconcile the Non-GAAP financial measures included in this report (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Selling, general, and administrative	$159,477	$122,671	$402,385	$336,458
Adjustments
Professional services for 13D Filing	-	-	5,811	-
Incremental severance costs	-	-	1,237	-
Non-GAAP Adjusted selling, general, and administrative	$159,477	$122,671	$395,337	$336,458

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Income from operations	$44,559	$20,262	$96,191	$72,332
Adjustments
Professional services for 13D Filing	-	-	5,811	-
Incremental severance costs	-	-	1,237	-
Non-GAAP Adjusted income from operations	$44,559	$20,262	$103,239	$72,332

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net income	$34,453	$15,902	$74,865	$58,035
Adjustments, net of tax
Professional services for 13D Filing	-	-	4,512	-
Incremental severance costs	-	-	961	-
Non-GAAP Adjusted net income	$34,453	$15,902	$80,338	$58,035

Diluted earnings per share (1)	$2.91	$1.32	$6.32	$4.77
Impact for adjustments (1)	-	-	0.46	-
Non-GAAP Adjusted diluted earnings per share (1)	$2.91	$1.32	$6.78	$4.77

(1) The weighted-average diluted shares outstanding used in the calculation of these Non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

The Company had stockholders’ equity of $140.0 million and working capital of $105.5 million at September 30, 2020 as compared with $104.8 million and $74.8 million at December 31, 2019, respectively. The $35.2 million net increase in stockholders’ equity reflects $74.9 million in net income for the nine months ended September 30, 2020 offset by $5.0 million spent on repurchases of the Company’s common stock, and $39.9 million for declared dividends paid to holders of the Company’s common stock as well as the other equity transactions described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in our condensed consolidated financial statements included in this report. The Company declared a dividend of $13.4 million, or $1.13 per share, to holders of the Company’s common stock as of September 22, 2020 that will be paid in the fourth quarter of 2020. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance that we will be able to continue to declare and pay dividends. The Company’s cash, cash equivalents, and investment securities increased from $92.7 million at December 31, 2019 to $169.9 million at September 30, 2020.

Net cash provided by operating activities increased $60.3 million to $125.4 million for the nine months ended September 30, 2020 from $65.1 million for the nine months ended September 30, 2019 as a result of a $16.8 million increase in net income and $47.0 million increase in operating assets and liabilities.

Net cash used in investing activities was $1.9 million for the nine months ended September 30, 2020 as compared to $5.5 million for the nine months ended September 30, 2019. This change resulted from a $5.4 million decrease in cash used in capital expenditures for the nine months ended September 30, 2020 from the corresponding period in 2019 partially offset by a $1.7 million decrease in sale and maturities of investment securities.

Net cash used in financing activities decreased $15.8 million to $44.0 million for the nine months ended September 30, 2020 from $59.8 million for the nine months ended September 30, 2019. This decrease was due to a $28.1 million decrease in stock repurchases partially offset by a $13.2 million increase in cash dividends paid to stockholders.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds and U.S. money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at September 30, 2020, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2019.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

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

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2020	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1 - July 30	64	$167.13	-	2,322,512
August 1 - August 31	-	-	-	2,322,512
September 1 - September 30	160	160.44	-	2,322,512

(1)	Shares of common stock were surrendered by employees to the Company to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock previously granted to such employees.
(2)	At the outset of the quarter ended September 30, 2020, there were 2,322,512 shares of the Company's common stock eligible for repurchase under the repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").

As of September 30, 2020, there were 2,322,512 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 Current Report on Form 8-K (File No. 001-31573) filed on December 4, 2019).

10.1	Amendment to Medifast, Inc. Executive Severance Plan (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed November 3, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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

Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 3, 2020

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 3, 2020