Form 10-K
period 2020-12-31
MEDIFAST INC
filed 2021-02-26
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-31573

Medifast, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3714405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 International Drive Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip code)

(410) 581-8042

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MED	New York Stock Exchange

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐     No   ⌧

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock (based on the closing sale price of $138.77, as reported by the New York Stock Exchange on such date) held by non-affiliates was approximately $1.5 billion.

The number of shares of the registrant’s common stock outstanding at February 17, 2021 was 11,774,446.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” or similar expressions and are made in connection with discussions of future operating or financial performance and/or events or developments that we expect or anticipate will occur in the future.

Forward-looking statements reflect management’s expectations, beliefs, plans, objectives, goals and strategies as of the date of this Report. Although we believe that these forward-looking statements and the underlying assumptions on which they are based are reasonable, forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. Some of the risks and uncertainties that may affect our business include:

●	risks associated with our direct-to-consumer business model;
●	the impact of rapid growth on our systems;
●	disruptions in our supply chain;
●	health or advertising related claims by our clients;
●	our ability to continue to develop innovative new services and products and to continue to appeal to consumer preferences and the market;
●	effectiveness of our advertising and marketing programs, including use of social media by independent OPTAVIA Coaches;
●	our ability to maintain and grow our network of independent OPTAVIA Coaches;
●	the departure of one or more key personnel;
●	our ability to protect against online security risks, including security breaches and identity theft;
●	our ability to protect our brand and other intellectual property rights;
●	expansion into international markets increases our operational, regulatory and other risks;
●	adverse publicity associated with our products or business units;
●	the impact of existing and future laws and regulations on our business;
●	product liability claims;
●	actions of activist investors;
●	our ability to continue declaring dividends;
●	the impact of global outbreak of COVID-19;
●	consequences of unexpected geopolitical events, natural disasters, acts of war or terrorism, or climate change;
●	overall economic and market conditions and the resultant impact on consumer spending patterns;
●	fluctuations of the market price of our common stock due to factors that are beyond our control;
●	a failure of our internal control over financial reporting; and
●	other risks and uncertainties described elsewhere in this Report, including those described under Item 1A - “Risk Factors” of this Report, and in subsequent filings with the Securities and Exchange Commission (the “SEC”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to update any information contained in this Report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware after the date of this Report.

PART I

ITEM 1. BUSINESS

SUMMARY

Medifast, Inc. (“Medifast,” the “Company,” “we” or “us”) is the global company behind one of the fastest-growing health and wellness communities called OPTAVIA®, which offers Lifelong Transformation, One Healthy Habit at a Time®. Reflecting the success of our holistic approach to health and wellness, we have consistently grown revenue over the past four years. Of equal importance, we expect our differentiated model to deliver long-term growth in the foreseeable future.

Medifast has created a new business model by combining the most powerful aspects of direct selling, while eliminating those dimensions that have typically challenged other companies. Medifast is often compared to diet and weight loss-only companies or to multi-level marketing companies, but our model is different. We employ a differentiated direct-to-consumer sales model in which approximately 92.0% of our revenue comes from subscription-based meal-plan orders.

Our OPTAVIA brand offers a highly competitive and effective lifestyle solution centered on developing new healthy habits through smaller, foundational changes called micro-habits. The program is built around four key components: Independent OPTAVIA Coaches, the OPTAVIA Community, the Habits of Health® Transformational System, and Scientifically Developed Products and Clinically Proven Plans.

●	Independent OPTAVIA Coaches: Provide individualized support and guidance to clients on the path to optimal health and wellbeing.
●	OPTAVIA Community: A Community of like-hearted people providing each other with real-time connection and support.
●	The Habits of Health® Transformational System: A proprietary system which offers easy steps to a sustainably healthy lifestyle.
●	Products & Plans: Clinically proven plans and scientifically developed products, called “Fuelings,” backed by dietitians, scientists and physicians.

We help clients achieve their health goals through a network of more than 44,000 independent OPTAVIA Coaches, approximately 90.0% of whom were clients first, and have impacted almost 2.0 million lives to date. OPTAVIA Coaches introduce clients to a set of healthy habits, in most cases starting with the habit of healthy eating, and offer exclusive OPTAVIA-branded nutritional products, or Fuelings. Fuelings are nutrient-dense, portion-controlled, nutritionally interchangeable and simple to use. They are formulated with high-quality ingredients and are fortified with probiotic cultures, vitamins and minerals, as well as other nutrients essential for good health. Our products support the process of integrating healthy habits into their client’s day-to-day lives.

The OPTAVIA coaching model is client-centric and boasts an energized health and wellness community. It promotes holistic health and wellness, and positions healthy weight as a catalyst to greater lifestyle changes. OPTAVIA Coaches provide personalized support to their Clients and motivate them by sharing their passion for healthy living and lifestyle transformation. We believe this personal coaching is an essential factor in client success based on findings from a clinical study published in Obesity Science and Practice in 2018 which validated the OPTAVIA model when its meal plan was combined with education and support consistent with that provided by OPTAVIA Coaches.

The entrepreneurial spirit of our OPTAVIA Coaches is another key to our success, as they create a continuous cycle of growth, activating new Clients, many of whom go on to become Coaches. We offer economic incentives designed to support each Coach’s long-term success, which plays an important role in their financial wellness, providing the opportunity to improve their finances while changing the health trajectory of families, communities and generations.1

OPTAVIA Coaches are independent contractors, not employees, who support our clients and market our products and services primarily through word of mouth, email and via social media channels such as Facebook, Instagram, Twitter and video conferencing platforms. As entrepreneurs, OPTAVIA Coaches market our products to friends, family and other acquaintances. OPTAVIA products are shipped directly to OPTAVIA clients who are working with an OPTAVIA Coach. OPTAVIA Coaches do not handle or deliver merchandise to clients. This arrangement frees our OPTAVIA Coaches from having to manage inventory and allows them to maintain an arms-length transactional relationship while focusing their attention on support and encouragement.

We measure our success by the results our clients are able to achieve. The more OPTAVIA Coaches we have, the more clients we can serve. The total number of active earning OPTAVIA Coaches as of December 31, 2020 was 44,200. Our growth is demonstrated by strong financial performance over the last several years. We generated revenue of $934.8 million in 2020, $713.7 million in 2019 and $501.0 million in 2018, representing year-over-year increases of 31.0% in 2020 and 42.4% in 2019. Income from operations was $134.2 million in 2020, $91.0 million in 2019 and $69.1 million in 2018, increases of 47.5% in 2020 and 31.8% in 2019.

As a result of our strategic investment in the development, introduction, and marketing of our OPTAVIA brand, our OPTAVIA business accounted for approximately 98.0% of our revenues for the year ended December 31, 2020.

We are one of the fastest growing health and wellness companies in the United States, with a large and growing market opportunity. Our scalable coach-based approach drives both client success and growth. We believe our continued investment in fostering a robust community around our OPTAVIA brand and our OPTAVIA Coaching Model will continue to drive a sustainable, repeatable business rhythm focused on our mission of offering the world Lifelong Transformation, One Healthy Habit at a Time.

Our operations are conducted through our wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Inc., Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited, OPTAVIA (Singapore) PTE. LTD and OPTAVIA Health Consultation (Shanghai) Co., Ltd.

COVID-19 Update

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Asia. Over the next several months, COVID-19 quickly spread across the world. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic. As of February 2021, the virus continues to spread, infecting more than 110 million people worldwide, and impacting worldwide economic activity. In response to the pandemic, many governments implemented policies intended to stop or slow the further spread of the disease, such as social distancing and shelter-in-place orders. This has resulted in the temporary closure of schools and non-essential businesses. Because the Company sells products that are essential to the daily lives of consumers, the COVID-19 pandemic has not had a material impact to our consolidated operating results for the year ended December 31, 2020.

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

Although the COVID-19 pandemic has impacted our business operations in multiple ways, our manufacturing facility remains fully operational to date and we have not experienced any meaningful disruption to our worldwide supply chain.  Additionally, nutritional supplements and health foods have been designated critical/essential infrastructure in the U.S. and, as such, we have continued to actively manufacture and distribute our products in our markets around the world.  We will continue to communicate with our supply chain partners to identify and mitigate risk and to manage inventory levels. While our manufacturing and distribution employees continue to work on site, they are following additional health and safety guidelines. In response to the public health crisis posed by COVID-19, we took numerous actions, including:

●	instituting enhanced safety protocols, limited visitation to our plant and distribution center and rolling out additional sick leave (crisis pay) for our onsite essential employees
●	successfully implementing a work-from-home plan for all non-essential employees to comply with guidelines from government and health officials and also extended crisis pay;
●	changing this year’s OPTAVIA convention from a live event in July to a virtual event;
●	prioritizing production to our highest volume products limiting our stock keeping unit (“SKU”) assortment to ensure that we are able to meet anticipated product demand across core items;
●	employing incentives and promotions to help OPTAVIA Coaches adjust to the adverse effect of overall economic conditions and the nationwide actions taken to control the spread of the virus;
●	providing additional health and safety precautions in our headquarters, manufacturing and distribution centers, including use of personal protective equipment and frequent hand sanitization; and
●	process controls in relation to social distancing, visitors, travel and quarantine.

The Company’s priorities during the COVID-19 pandemic continue to be protecting the health and safety of our employees and OPTAVIA Coaches, and their families; maximizing the availability of products that help consumers with their needs; and the use of our employees’ talents and our resources to help society meet and overcome the current challenges. The senior management team meets regularly to review and assess the status of the Company’s operations and health and safety of its various constituencies, and will continue to proactively respond to the situation and may take further actions that alter the Company’s business operations as may be required by governmental authorities, or that are determined to be in the best interests of employees, OPTAVIA Coaches and consumers.

MARKETS

Health & Wellness Consumers

We develop and market products for consumers who want to lose weight and adopt a holistic approach to overall health and wellness. According to the Center for Disease Control and Prevention (“CDC”), over 70.0% of all adults in the United States (US) aged 20 and above were overweight or obese in 2017-2018, and is growing at approximately 2.0% per annum.

According to a proprietary analysis, the addressable market for weight loss is large and growing. It’s worth about $20.0 billion today with a growth rate of approximately 6.0% per annum. Additionally, roughly 75.0% of the US population above 18 wants to lose weight and is open to dieting, and approximately 65.0% of overweight/obese population considers paid meal plans effective. The total potential pool of OPTAVIA clients is sizable; there are about 175.0 million people looking to lose weight and willing to consider dieting in the US.2

2 Consumer and OPTAVIA Client surveys February 2020, NCHS, team analysis

We offer clients a radically different approach to health, with weight loss and weight management serving as a catalyst to an overall improvement in health, confidence, vitality and general well-being.

Consumer Motivation

Our core clients are highly motivated to adopt a healthy lifestyle that is transformative and sustainable. Many have tried weight loss programs previously, but have been unsuccessful at maintaining a healthy weight and embracing healthy habits for the long-term. Lifestyle issues our clients often seek to address and resolve include:

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

Weight management is a challenge for a significant portion of the U.S. population, as well as the global population. According to the U.S. Department of Health and Human Services, overweight and obese individuals are increasingly at risk for diseases such as Type 2 diabetes, heart disease, certain types of cancer, stroke, arthritis, sleep apnea and depression. In 2013, The American Medical Association declared obesity a disease and the American Heart Association, the American College of Cardiology, and the Obesity Society jointly issued treatment guidelines recommending obesity be managed as a chronic disease. In 2016, the World Health Organization estimates that approximately 1.9 billion people 18 years and older were overweight worldwide, triple the rate since 1975.

Obesity is defined as a Body Mass Index (“BMI”) of 30 kg/m2 or greater, whereas overweight is defined as a BMI ranging between 25 and 29.9 kg/m. In the United States, more than two-thirds of the adult population fall within the overweight or obese categories and approximately 42.4% were obese in 2017. By 2017, only two states and the District of Columbia had an obesity rate that was less than 25.0%; twenty-nine states had an adult obesity rate of 30.0% or higher. Being overweight and/or obese is linked to a multitude of serious comorbidities including heart disease, stroke, Type 2 diabetes, certain types of cancers, arthritis, sleep apnea and depression. In fact, the 2016 State of Obesity Report by Trust for America’s Health and the Robert Wood Johnson Foundation estimated approximately 80.0% of people with diabetes were overweight or obese.

Consumers in the United States spend an estimated approximately $190.0 billion annually on obesity-related medical conditions; the average annual medical costs for those who are obese are more than $1,400 higher than those of people in a normal weight range. According to a 2019 study by Marketdata Enterprises, the United States weight loss market itself is estimated to be a roughly $73.0 billion per year industry, including consumer spending on diet foods, drinks and low-calorie sweeteners, health clubs, fitness centers and workout videos; medically supervised and commercial weight loss programs; children’s weight loss camps; diet books; appetite suppressants and more. Portion-controlled, meal-replacement weight management programs are continuing to gain popularity, as consumers search for a safe and effective solution that provides balanced nutrition, effective weight loss, and valuable behavior-modification education.

Direct Sellers

We have created a new business model by combining the most powerful aspects of direct selling, while eliminating those dimensions that have typically challenged other companies. Our growth does not depend on recruiting thousands of distributors who take on inventory to sell to clients. Rather, OPTAVIA Coaches help clients adopt healthy habits and learn the benefits of OPTAVIA products, which are shipped directly to the client. We are often compared to diet and weight loss-only companies or to multi-level marketing companies, but our model is different. We support clients through independent OPTAVIA Coaches, about 90.0% of whom were clients first.

Our competitive advantages:

●	OPTAVIA’s innovative model is client centric, it has one price and approximately 90.0% of its revenue is from clients.
●	OPTAVIA Coaches focus on coaching and supporting clients. They do not hold inventory or manage cash.
●	OPTAVIA boasts an energized health and wellness community, where about 90.0% of Coaches come from the client base and have been in their clients’ shoes. They promote a holistic wellness program and are not exclusively focused on product sales. Our competitive commissions are also deliberately structured to incentivize coaching and support client success.
●	The field promotes a unified training system that aligns its leaders around a common mission.

OPTAVIA offers an entrepreneurial opportunity that allows Coaches:

●	to start, manage and grow their own business with minimal upfront capital investment;
●	the ability to earn supplemental income;
●	the ability to enjoy a work-life balance;
●	the opportunity to market products they believe in; and
●	the opportunity to complement other business pursuits.

The Direct Selling Association (“DSA”) estimates that approximately 6.8 million U.S. adults participate in the direct selling industry as “sellers” based on 2019 data. The majority of these direct sellers are women and nearly 90.0% of all direct sellers operate their businesses part-time. We develop and market products and services that promote the success of our OPTAVIA Coaches, each a micro-entrepreneur who plays an integral role in our operating performance and growth. OPTAVIA Coaches are effective advocates for our mission and the sale of our nutrition products and health and wellness programs. We offer direct sellers business essentials, supplies and interactive marketing services that help them launch and organize their direct-selling business as an independent OPTAVIA Coach. In 2020, we were ranked in the DSA’s Top 20 list, a recognition given annually to the largest direct selling companies in the United States.

Transparency is a core principal at Medifast. We adhere to the direct-selling industry’s highest ethical standards and best practices. We are a member in good standing of the DSA, a well-known and widely respected national trade association representing over 100 direct selling companies in the United States. As a member of the DSA, we underwent a comprehensive and rigorous review that included a detailed analysis of our business model and practices.

Markets

United States

The United States is our principal market and continues to represent significant potential for growth given the high percentage of overweight or clinically obese adults, where over 70.0% of adults aged 20 and over were considered overweight or obese in 2017-2018. Sales of weight loss and health and wellness products and services are projected to grow at a compound average growth rate (“CAGR”) of approximately 7.0% in the United States through 2022, according to industry research and analysis.

Industry growth is also being driven by growing consumer awareness and increasing demand for health and wellness products. The intensified interest in physical fitness, fitness center membership, increased public awareness and incidences of chronic diseases such as diabetes, hypertension, heart disease, stroke, osteoporosis and others have increased demand for health and wellness products. The nutrition and weight management segment of the industry continued to dominate the health and wellness market in 2020.

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

Like the United States, we believe healthy lifestyles have increasingly become a priority to middle-class consumers in the Asia Pacific markets as disposable income grows. Our research has found that while traditional remedies are still essential, consumers are increasingly incorporating healthy living products into their daily lives. In-market testing of our products and programs evoked strong consumer response and acceptance.

Asia Pacific is the largest health and wellness marketplace in the world, in terms of revenue share, with robust growth projected over the next several years. The region also is a leading direct selling marketplace, with China representing the second largest market for direct selling retail sales as of 2019.

PRODUCTS AND PROGRAMS

We take pride in our scientific heritage. We authored 17 peer reviewed publications over the past 10 years. Most recently, we conducted a double blind study that shows the effects that Coaching has on the program, that showed clients speaking with their OPTAVIA Coach more often may help them lose up to twice as much weight.3

Our clinically proven plans and our scientifically developed products were developed by physicians, dietitians, and scientists to help consumers achieve a healthy weight. We work closely with our cross-disciplinary Scientific Advisory Board comprised of physicians and scientists who help guide and provide valuable input into the development of our comprehensive portfolio of offerings. Our products are scientifically designed to deliver proper nutrition at every stage of a person’s journey toward a sustainable, healthy lifestyle. Fuelings, our hero product, are nutrient dense, portion controlled, and nutritionally interchangeable.

OPTAVIA-BRANDED PRODUCTS

OPTAVIA-branded nutritional products we market include:

OPTAVIA Essential Fuelings. OPTAVIA Essential Fuelings contain 24 vitamins and minerals, high quality, complete protein, and no colors, flavors or sweeteners from artificial sources. Each OPTAVIA Essential Fueling is scientifically formulated with the right balance of carbohydrates, protein and fat which helps promote a gentle, but efficient fat-burning state. Our Fuelings contain high-quality protein which helps our clients retain lean muscle mass and each contains the patented probiotic GanedenBC30® to support digestive health as part of a balanced diet and healthy lifestyle. Our OPTAVIA Coaches market OPTAVIA Essential Fuelings primarily through a suite of Scientifically Proven Optimal Weight Plans. Consumers purchase kits tailored to their individual needs on the advice and counsel of their OPTAVIA Coach. Kits, ranging in price from approximately $415.00 to $458.00, include up to a 30-day supply of Fuelings and are purchased by our clients through either our ecommerce website, their OPTAVIA Coach’s personal website or our call center.

3 Based on the results of a 16-week clinical study, those who participated in at least 75% of their 23 assigned OPTAVIA Coaching calls lost 15.2 lbs. compared to 6.7 lbs. for those participating in fewer calls.

OPTAVIA Select Fuelings. OPTAVIA Select Fuelings represent our Non-GMO line of products. These products have unique flavor profiles, work with the same suite of Optimal Weight Plans described above but are formulated for those who desire Non-GMO products.

OPTAVIA Coach Business Kit. Coaches are required to purchase a business kit to join our network. The kits provide new OPTAVIA Coaches with business essentials to successfully start their independent business, including plan information and 12 months of free access to a personalized OPTAVIA website.

OPTAVIA-BRANDED PLANS

Our OPTAVIA-branded health and wellness plans help consumers enter a gentle, but efficient fat-burning state. Their success is enhanced by the personal attention, counseling, education, advice and motivation they receive from our OPTAVIA Coaches. They also benefit from being members of a broader OPTAVIA Community of consumers with like-minded goals and objectives regarding their health. We offer consumers incentives to join the OPTAVIA Community, including support calls with a caring community, exclusive offers through our OPTAVIA Premier service that help our clients stay on plan, as well as qualifies them for discounts on purchased products and free shipping. We encourage our clients to embrace our Six Steps to Optimal Health:

●	Prepare for your journey.
●	Achieve a healthy weight.
●	Transition to healthy eating.
●	Live the Habits of Health.
●	Optimize health for your age.
●	The potential to live a longer healthier life.[4]

The majority of our OPTAVIA Coaches began as weight-loss clients, who had success on the OPTAVIA program, and became OPTAVIA Coaches, for a number of reasons, including to pay it forward and help others through their transformation journey. Optimal Weight plans we market to consumers are:

The Optimal Weight 5 & 1 Plan®. Our proven Optimal Weight 5 & 1 Plan encourages consumers to eat six small meals a day, an important habit that helps maintain healthy weight. Five daily meals are OPTAVIA Fuelings, offering consumers a choice from more than 50 delicious, convenient, nutritionally interchangeable, scientifically-designed products, including shakes, soups, bars, hot beverages, hearty choices, biscuits, pretzels, pudding and brownies. OPTAVIA Coaches counsel their clients on which Fuelings to select. OPTAVIA Coaches also counsel their clients on how to develop healthy habits, such as preparing lean and green meals and choosing healthy snacks.

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

4 No one can predict how long you are going to live, but research suggests that making an overall lifestyle change by taking an active role in your choices and behavior, including losing weight, eating healthier, moving more, and reducing stress, has the potential to help you live a longer, healthier life.

No matter what plan a client is on, they learn the Habits of Health through the Habits of Health® Transformational System which is a crucial tool for client success and provides the foundation for our community to learn and adopt healthy habits. The Habits of Health Transformational System is an innovative, mind and body lifestyle approach that encourages and educates consumers to replace unhealthy habits with healthy ones that contribute to their long-term success.

THE MEDIFAST BRAND

While OPTAVIA now accounts for a majority of our revenue, we also have products under the Medifast brand name. About 16.0% of our consumable units sold in 2020 were tied to the Medifast brand. As of December 31, 2020, our Medifast meal replacement line includes more than 30 options, including, but not limited to, bars, bites, pretzels, puffs, cereal crunch, drinks, hearty choices, oatmeal, pancakes, pudding, shakes, and soft bakes. We also offer a variety of weight loss, weight management, and healthy living products under the Medifast, Optimal Health, and Flavors of Home brands.

Consistent with business and brand strategy, we decided to sunset our Medifast Direct channel and Medifast branded products by the end of Q2, 2021. By maintaining our commitment to building capabilities in the areas that matter most to our OPTAVIA Coaches and clients within the OPTAVIA channel, we believe we will enhance our ability to further grow our business over the next several years, enabling robust revenue growth while also maintaining our profitability in the long-term.

CLIENTS

Sales are made to individual clients. No single client accounted for 10% or more of our consolidated revenue for the year ended December 31, 2020.

SEASONALITY

Demand for weight management products and programs are typically seasonal. Traditionally, the predisposition of consumers not to initiate a weight loss or management program during the holiday season impacts the fourth quarter with fewer sales of weight management products and services during these months. January and February generally show increases in sales, as these months are considered the commencement of the “diet season.” We believe our sales pattern does not follow the seasonality of our industry, but rather is predicated on the growth of our OPTAVIA Coach network.

SCIENTIFIC ADVISORY BOARD

Our Scientific Advisory Board consists of a multi-disciplinary, international panel that serves as the foundation for scientifically-valid, consumer-centric, high quality innovations for lasting health. Its mission is to help guide us in making informed decisions regarding medical, nutritional, and scientific matters by providing expertise and information on research and emerging trends.

The work of this cross-disciplinary group builds on our scientific heritage and incorporates leading-edge clinical research into our products and programs.

COMPETITION

The weight-loss industry is very competitive and encompasses various weight loss products and programs. These include a wide variety of commercial weight-loss programs, pharmaceutical products, books, self-help diets, dietary meal replacements, and appetite suppressants, as well as, digital tools, app-based health and wellness monitoring solutions and wearable trackers. The weight loss market is served by a diverse array of competitors. Potential clients seeking to manage their weight can turn to other traditional center-based competitors, online diet-oriented sites, self-directed dieting and self-administered products such as prescription drugs, over-the-counter drugs and supplements, as well as medically supervised programs. We also compete with other direct selling organizations, some of which have a longer operating history, and greater visibility, name recognition and financial resources than we do.

Medifast’s identified publicly-traded peers and competitors in the general health and wellness diet industry include USANA Health Sciences Inc., WW International, Inc. (formerly Weight Watchers International, Inc.), Nature’s Sunshine Products Inc., Herbalife Nutrition Ltd., and Simply Good Foods Co.

We have a competitive advantage over traditional diet companies. The OPTAVIA model:

●	Promotes a program that focuses on holistic wellness; it views healthy weight as a catalyst to greater changes.
●	Offers personalized, empathetic support from Coaches that have been in their clients’ shoes.
●	Offers lifelong habit development supported by a proprietary integrated system, the Habits of Health Transformational System.
●	Has a vibrant health and wellness community that has impacted almost 2.0 million lives.

We also have an advantage over traditional direct selling companies:

●	OPTAVIA’s innovative model is client centric, it has one price and approximately 90.0% of its revenue is from clients.
●	OPTAVIA boasts a health and wellness community, where about 90.0% of coaches come from the client base and have been in their clients’ shoes. They promote a holistic health and wellness program and are not focused on product sales.
●	OPTAVIA Coaches promote a unified training system that aligns its leaders around a common mission.

We believe our scientific and clinical heritage and commitment to evaluating products and programs through clinical research are primary differentiators that allow us to compete in this market. Our products were originally developed by a physician, and we have been on the cutting edge in the development of nutritional and weight-management products since our founding. Our products are individually portioned, calorie and carbohydrate-controlled meal replacements that share a similar nutritional “footprint” and provide a balance of protein and good carbohydrates, including fiber.

Our OPTAVIA Integrated Coaching Model offers the personal support of an OPTAVIA Coach, who is often a person who has achieved success with OPTAVIA and has turned their success into a business opportunity.

MARKETING

We continue to build and leverage our core brands through multiple marketing strategies. Customer acquisition and retention strategies include word-of-mouth, digital marketing, public relations, social media, email marketing, events and other means. These mediums are used to target new clients by stressing Medifast’s and OPTAVIA’s simple and effective approach to weight loss and management and long-term health. Many of these programs are also utilized to reactivate, encourage and support existing clients and OPTAVIA Coaches. We are constantly working to enhance all of our Company materials and websites.

MANUFACTURING

Jason Pharmaceuticals, Inc., our wholly-owned subsidiary with a manufacturing facility in Owings Mills, Maryland, is the primary manufacturer of our powder-based products, which account for approximately 46% of our unit sales. We purchased the plant in July 2002 and have gradually increased production capacity and improved overall efficiencies with additional investments in blending and packaging equipment. The remaining 54% of our unit sales are manufactured by third-party vendors in accordance with Medifast proprietary formulas and manufacturing standards. Our Owings Mills manufacturing facility is regulated and inspected by the United States Food and Drug Administration (the “FDA”), the United States Department of Agriculture (the “USDA”), the Maryland State Department of Health and Mental Hygiene and Office of Food Protection. It is certified by the Safe Qualified Food Institute as a Safe Quality

Food Program Level 2 facility compliant with the Global Food Safety Initiative, a global non-profit collaboration to advance food safety.

GOVERNMENTAL REGULATION

We are subject to extensive foreign, federal, state, and local government laws and regulations, including those relating to the preparation and sale of food and beverages, in the various jurisdictions in which we operate, own, and lease properties, and market our offerings, including our OPTAVIA program, our products, and other aspects of our business. We are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions, hiring and firing, non-discrimination for disabilities and other individual characteristics, work permits, and benefit offerings. Further, we are subject to laws governing our relationships with our independent contractor OPTAVIA Coaches. To date, compliance with federal, state and local environmental protection regulations has not had a material effect on our capital expenditures, earnings or competitive position.

In this section, we describe the regulations that are applicable to our business.

Direct Selling Regulations

Direct selling is regulated by various national, state and local government agencies in the United States and foreign markets. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, including “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations governing direct selling may be modified or reinterpreted from time to time, which may cause us to modify our sales compensation and business models. In almost all of our markets, regulations are subject to discretionary interpretation by regulators and judicial authorities. There is often ambiguity and uncertainty with respect to the state of direct selling and anti-pyramiding laws and regulations. In the United States, for example, federal law provides law enforcement agencies, such as the Federal Trade Commission (the “FTC”), broad latitude in policing unfair or deceptive trade practices, but does not provide a bright-line test for identifying a pyramid scheme. Several states have passed legislation that more clearly distinguishes between illegal pyramid schemes and legitimate multi-level marketing (“MLM”) business models. Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumers. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. For example, in 2016, the FTC entered into a settlement with another multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, the FTC has indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance. If the requirements in this settlement lead to new industry standards or new rules, our business could be impacted and we may need to amend our compensation plan.

In 2018, the FTC released its nonbinding Business Guidance Concerning Multi-Level Marketing (“MLM Guidance”). The MLM Guidance explains, among other things, the FTC’s views concerning lawful and unlawful compensation structures, whether personal consumption by participants can be used in determining a MLM organization’s compensation structure, and how a MLM organization should approach representations to current and prospective participants. We believe our current business practices comply with the MLM Guidance.

In 2019, the FTC took aggressive actions against a multi-level marketing company, alleging that the company operated an illegal pyramid scheme that deceived consumers into believing that they could earn significant income as distributors of its health and wellness products. The company eventually entered into a consent order with the FTC, pursuant to which the company was permanently prohibited from using a multilevel compensation plan in the United States. We have taken additional steps to educate our Coaches on proper earnings claims. If our Coaches make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business.

Additionally, in 2009 the FTC promulgated nonbinding Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Endorsement Guides”) which explained what endorsement practices the FTC views as being unfair or deceptive acts or practices. In 2020, the FTC sought public comments on whether the Endorsement Guides should be amended. The last time the FTC sought similar public comments led to a major revision of the Endorsement Guides. Consequently, the FTC could bring an enforcement action based on practices that are inconsistent with the current Endorsement Guides as it considers revisions. Under the current Endorsement Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the typical results that consumers can generally expect. OPTAVIA has adapted its rules regarding the practices of its Coaches in order to comply with the current Endorsement Guides, but we cannot be sure that the FTC will not challenge our advertising or other operations in the future.

We continue to monitor developments to assess whether we should make any changes to our business or compensation plan. If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.

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

WORKING CAPITAL PRACTICES

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

HUMAN CAPITAL MANAGEMENT

As of December 31, 2020, the Company employed 713 employees, of whom approximately 409 were engaged in manufacturing, logistics and supply chain support, and the remaining 304 in marketing, administrative and corporate support functions. None of our employees are subject to a collective bargaining agreement with the Company. We believe that we have a good relationship with our employees. Of our total employees, 701 were employed in the United States and 12 were employed in Asia Pacific.

At Medifast, we are focused on nurturing a One Team mindset that celebrates strong cross-functional teaming and partnering. Our culture emphasizes the importance of strong relationships between our team members to facilitate trust, understanding and empathy. We have a Culture Compass that expresses:

●	Our Mission … why we exist
●	Our Focus … on Coaches and Clients
●	Our Core Values … what we believe
●	Our Success Drivers … how we lead
●	Our Operating Principles … how we make choices

Together, these cultural elements enable us to prioritize our work, plan for the future and harness our combined energy to accomplish our company objectives. Our Culture Compass is embedded in our core human capital processes to ensure our team members understand how their success translates to the success of the greater team and ultimately to amazing Coach and Client Experiences.

Building transparency and developing communication channels that allow us to cascade information and connect our teams are critical components of our people strategy. We leverage our Workplace by the Facebook platform to connect, collaborate, incite conversations around topics that matter to us (like Wellness), foster greater comradery, celebrate our successes and build trust among peers. We leverage our communication channels to remind team members of the significant impact they have on the Coach & Client Experience, help them understand our business model and get them engaged in opportunities to learn and increase empathy across functional teams.

Diversity is one of Medifast’s Core Values and an important part of our culture. As an organization, we are committed to generating an open dialog with our team members as well as improving our learning on how we can foster a more inclusive work environment that enables all our team members to have a voice. Currently, we deploy pulse surveys after significant events or programs so that we can gain a deeper understanding of how we can better serve our team members’ needs, ensure we are staying aligned with our mission and gauge our team members’ understanding of our company strategy and goals.

We regularly review our employees’ feedback to better align our human capital initiatives to the needs of our employees. In 2020, the company established a relationship with an external partner to assess our work environment and identify opportunities in the area of Diversity, Equity & Inclusion (“DEI”). We have also planned leadership training and workshops, to occur in 2021, that will establish the future framework for our DEI program.

Medifast is focused on attracting and retaining top talent who are eager to participate in our mission. Our Total Rewards Program is intended to deliver competitive compensation and benefits that align with our company mission and values. Annually, we review our market reference ranges and the pay of our team members to ensure we are paying competitively, applying a consistent market pricing approach and ensure we are considering internal equity. Our variable pay targets are performance based and tied to organizational results.

In 2020, in response to COVID-19, we immediately prioritized the health and wellbeing of our employees. For our onsite essential employees, we instituted enhanced safety protocols, limited visitation to our plant and distribution center and rolled out additional sick leave (crisis pay) to allow our team members the time needed to cope should they get sick or have a sick family member. For our non-essential employees, we successfully implemented a work-from-home plan and also extended crisis pay. We leveraged our collaboration tools and continued to nurture our Medifast community.

In addition to our employees, our Human Capital also includes our independent contractor OPTAVIA Coaches. They support our clients and market our products and services primarily through word of mouth, email and via social media channels such as Facebook, Instagram, Twitter and video conferencing platforms. For information about our OPTAVIA Coaches, see “Summary” section in this Item 1. Business.

INFORMATION SYSTEMS TECHNOLOGY

Our websites use commercially developed software which are hosted by data center colocation and cloud service providers. The hosting facilities provide carrier-diverse network connectivity, information security technologies, redundant and emergency power, fire prevention and control, and physical security. Our information systems and infrastructure are monitored continuously, 24x7. Redundant carrier-diverse networks are also used to interconnect our corporate locations. SSAE 18 compliance of key service organizations is evaluated annually by reviewing relevant System and Organization Controls (SOC) reports. Where applicable, service provider PCI-DSS compliance is also reviewed annually.

A variety of information security methods are used to protect confidential customer and corporate data against unauthorized access, including periodic network and website penetration testing. Network intrusion detection and prevention technologies are in use to prevent unauthorized access and distributed denial of service (DDOS) attacks, including bot mitigation. Industry standard multi-factor authentication (MFA) and encryption secure customer and corporate data in transit and at rest.

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

Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumers. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. Any adverse rulings or legal actions could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. For example, in 2016, the FTC entered into a settlement with another multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, the FTC has indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance.

Similarly, in 2019, the FTC took aggressive actions against a multi-level marketing company, which ultimately led to the company being permanently prohibited from using a multilevel compensation plan in the United States. If our OPTAVIA Coaches make improper claims regarding our products or business, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business.

We continue to monitor developments to assess whether we should make any changes to our compensation structure. If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against us, our business could be harmed.

In addition, the FTC has increased its scrutiny of the use of testimonials, which we also utilize, as well as the role of endorsers. We cannot be sure that the FTC will not challenge our advertising or other operations in the future, which could have a material adverse effect on our business.

Governmental regulations in countries where we plan to commence or expand operations may prevent or delay entry into those markets. In addition, our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce innovative products into such markets. However, governmental regulations in our markets, both domestic and international, can delay or prevent the introduction, or require the reformulation or withdrawal, of certain of our products. Any such regulatory action, whether or not it results in a final determination adverse to us, could create negative publicity, with detrimental effects on the motivation and recruitment of OPTAVIA Coaches and, consequently, on sales.

We could also be subject to challenges by private parties in civil actions. We are aware of recent civil actions against other companies in the United States that use a direct selling model, which have and may in the future result in significant legal costs. Allegations against companies that use a multi-level marketing strategy in various markets have also created intense public scrutiny of companies in the direct selling industry. Similarly, the FTC continues to scrutinize multi-level marketers. In 2020, the FTC sent out letters warning multi-level marketing companies to remove and address claims that they or their participants made about their products' ability to treat or prevent COVID-19 or provide earnings for people who have recently lost income. All of these actions and any future scrutiny of us or the direct selling industry could generate negative publicity or further regulatory actions that could result in fines, restrict our ability to conduct our business, enter into new markets, and ultimately attract consumers.

We have experienced rapid growth and expect our growth to continue, which could place significant strain on our management, systems, resources, and results of operations.

We have experienced rapid growth and development in a relatively short period of time and expect to continue this rapid growth in the future.  For example, our active earning OPTAVIA Coaches have grown from 31,800 as of December 31, 2019 to 44,200 as of December 31, 2020. In addition, in July 2019, we commenced our international operations, entering into the Asia Pacific markets of Hong Kong and Singapore.  We outsource a distribution center in Hong Kong for product distribution capacity. Our rapid growth places significant demands on our management and our administrative, logistical, operational and financial infrastructure.

We cannot assure you that we will be able to successfully optimize our distribution center network or open new distribution centers in new or existing markets if needed to accommodate or facilitate growth or that certain of our distribution centers will not have, or continue to have, operational challenges. Our ability to compete effectively and to manage future growth, if any, will depend on our ability to maximize operational efficiencies across our distribution center network, to implement and improve on a timely basis operational, financial and management information systems, including our warehouse management systems, and to expand, train, motivate and manage our work force. We cannot assure you that our existing personnel, systems, procedures and controls will be adequate to support the future growth of our operations.

Our failure to effectively manage our growth could harm our business and reputation and, in particular, our financial condition, results of operations and cash flows, which could negatively affect our ability to make distributions to stockholders and the trading price of our common stock. Our growth could also increase our capital requirements, which may require us to issue potentially dilutive equity securities and incur debt.

We rely on third parties to provide us with a majority of the products we sell and we manufacture the remaining portion. We also rely on third parties to distribute and deliver our products. The inability to obtain the necessary products from our third-party manufacturers, produce the products we manufacture in-house or distribute and deliver our products could cause our revenue, earnings or reputation to suffer.

We rely on third-party manufacturers to supply a significant portion of the food and other products we sell. If we are unable to obtain a sufficient quantity, quality and variety of foods and other products from these manufactures in a timely and low-cost manner, we will be unable to fulfill our clients’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage our reputation and the value of our brands. We also rely on third-parties to distribute and deliver our products.

Therefore, it is critical that we maintain good relationships with our manufacturers and third parties that distribute and deliver our products. The services we require from these parties may be disrupted due to a number of factors associated with their businesses, including the following:

●	the COVID-19 pandemic and any future pandemics;

●	labor disruptions;
●	delivery and transportation problems;
●	financial condition or results of operations;
●	internal inefficiencies;
●	power failures;
●	equipment failure;
●	severe weather, climate and other adverse environmental conditions;
●	fire;
●	natural or man-made disasters, war, terrorism, or political instability;
●	adverse changes in third-party contract terms;
●	shortages or increases in prices of ingredients; and
●	USDA or FDA compliance issues.

We manufacture and produce the majority of our powder-based products, which account for approximately 46% of our unit sales, at our manufacturing facility in Owings Mills, Maryland. As a result, we are dependent upon the uninterrupted and efficient operation of our sole manufacturing facility in Owings Mills, Maryland. The operations at this facility may be disrupted by a number of factors, including the following:

●	the COVID-19 pandemic and any future pandemics;
●	labor disruptions;
●	power failures;
●	equipment failure;
●	internal inefficiencies;
●	severe weather, climate and other adverse environmental conditions;
●	fire;
●	natural or man-made disasters, war, terrorism, or political instability; and
●	USDA or FDA compliance issues.

There can be no assurance that the occurrence of these or any other operational problems at our sole facility would not have a material adverse effect on our business, financial condition or results of operations.

Our ability to source quality ingredients and other products is critical to our business, and any disruption to our supply or supply chain could materially adversely affect our business.

We depend on frequent deliveries of ingredients and other products from domestic and foreign suppliers, especially for our non-powder products. Some of our suppliers may depend on a variety of other local, regional, national and international suppliers to fulfill the purchase orders we place with them. The availability of such ingredients and other products at competitive prices depends on many factors beyond our control, including the number and size of the suppliers that provide the raw materials that meet our quality and production standards.

We rely on our suppliers, and their supply chains, to meet our quality and production standards and specifications and supply ingredients and other products in a timely and safe manner. However, no safety and quality measures can eliminate the possibility that suppliers may provide us with defective or out-of-specification products against which regulators may take action or which may subject us to litigation or require a recall. Suppliers may provide us with ingredients that are or may be unsafe, below our quality standards or improperly labeled. In addition to a negative customer experience, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions if we incorporate a defective or out-of-specification item into one of our deliveries.

Furthermore, there are many factors beyond our control which could cause shortages or interruptions in the supply of our ingredients and other products, including adverse weather, climate and environmental factors, natural disasters, unanticipated demand, labor or distribution problems, changes in law or policy, food safety issues by our suppliers and their supply chains, and the financial health of our suppliers and their supply chains. Production or yield of the agricultural crops that are used as ingredients in our products may also be materially adversely affected by drought, water scarcity, temperature extremes, scarcity of agricultural labor, changes in government agricultural programs or subsidies, import restrictions, scarcity of suitable agricultural land, crop conditions, crop or animal diseases or crop pests. Failure to take adequate steps to mitigate the likelihood or potential effect of such events, or to effectively manage such events if they occur, may materially adversely affect our business, financial condition and operating results, particularly in circumstances where an ingredient or product is sourced from a single supplier or location.

In addition, unexpected delays in deliveries from suppliers or increases in transportation costs (including through increased fuel costs) could materially adversely affect our business, financial condition and operating results. Labor shortages or work stoppages in the transportation industry, long-term disruptions to the national transportation infrastructure, reduction in capacity and industry-specific regulations such as hours-of-service rules that lead to delays or interruptions of deliveries could also materially adversely affect our business, financial condition and operating results.

We currently source certain of our ingredients from suppliers located outside of the United States. Any event causing a disruption or delay of imports from suppliers located outside of the United States, including weather, drought, crop-related diseases, the imposition of import or export restrictions, restrictions on the transfer of funds or increased tariffs, destination-based taxes, value-added taxes, quotas or increased regulatory requirements, could increase the cost or reduce the supply of our ingredients and the other materials required by our product offerings, which could materially adversely affect our business, financial condition and operating results. Furthermore, our suppliers’ operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions, each of which could adversely affect our access or ability to source ingredients and other materials used in our product offerings on a timely or cost-effective basis.

We may be subject to claims that our OPTAVIA Coaches are unqualified to provide proper weight loss advice.

Our OPTAVIA Coaches are independent contractors and, accordingly, we are not in a position to provide the same level of oversight as we would if these OPTAVIA Coaches were our own employees. As a result, there can be no assurance that our OPTAVIA Coaches will comply with our policies and procedures. Additionally, some of our OPTAVIA Coaches do not have extensive training or certification in nutrition, diet or health fields and have only undergone the education they receive from us. We may be subject to claims from our clients alleging that our OPTAVIA Coaches lack the qualifications necessary to provide proper advice regarding weight loss and related topics. We may also be subject to claims that our OPTAVIA Coaches have provided inappropriate advice or have inappropriately referred or failed to refer clients to health care providers for matters other than weight loss. Such claims could result in lawsuits, damage to our reputation and divert management’s attention from our business, which would adversely affect our business.

We may be subject to health or advertising related claims from our clients.

Our weight loss and weight management programs do not include medical treatment or medical advice, and we do not engage physicians or nurses to monitor the progress of our clients. Many people who are overweight suffer from other physical conditions, and our target consumers could be considered a high-risk population. A customer who experiences health problems could allege or bring a lawsuit against us on the basis that those problems were caused or worsened by participating in our programs. Further, clients who allege that they were deceived by any statements that we made in advertising or labeling could bring a lawsuit against us under consumer protection laws. From time-to-time we are subject to such allegations and have been involved in such litigation. We may ultimately be unsuccessful in defending ourselves against such claims. Also, defending ourselves against such claims, regardless of their merit and ultimate outcome, may be lengthy and costly, and could adversely affect our brand image, customer loyalty and results of operations.

The weight management industry is highly competitive. If any of our competitors or a new entrant into the market with significant resources pursues a weight management program similar to ours, our business could be significantly affected.

Competition is intense in the weight management industry and we must remain competitive in the areas of program efficacy, price, taste, customer service and brand recognition. Our competitors include companies selling pharmaceutical products and weight loss programs, digital tools, app-based health and wellness monitoring solutions and wearable trackers, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants and nutritional supplements. Some of our competitors are significantly larger than we are and have substantially greater resources. Any increased competition from new entrants into our industry or any increased success by existing competition could result in reductions in our sales or prices, or both, which could have an adverse effect on our business and results of operations.

New weight loss products or services may put us at a competitive disadvantage and our business may suffer.

The weight management industry is subject to changing consumer demands based, in large part, on the efficacy and popular appeal of weight management programs. The popularity of weight management programs is dependent, in part, on their ease of use, cost and channels of distribution as well as consumer trends, which continue to evolve with the introduction of new technologies and innovations, and, on an ongoing basis, many existing and potential providers of weight loss solutions, including many pharmaceutical firms with significantly greater financial and operating resources than we have, are developing new products and services. The creation of a weight loss solution, such as a drug therapy, that is perceived to be safe, effective and “easier” than a portion-controlled meal plan would put us at a disadvantage in the marketplace and our results of operations could be negatively affected.

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

We are continuously evaluating changing consumer preferences and the competitive environment of our industry and seeking out opportunities to improve our performance through the implementation of selected strategic initiatives. The goal of these efforts is to develop and implement a comprehensive and competitive business strategy which addresses the continuing changes in the weight management industry environment and our position within the industry. For example, as the healthcare industry continues to evolve its response to the obesity epidemic, so do the requirements, both regulatory and business, for providers. If we do not successfully meet these requirements, we may not be perceived as an appropriate partner for certain purposes. We may not be able to successfully implement our strategic initiatives and realize the intended business opportunities, growth prospects, including new business units, and competitive advantages. Our efforts to capitalize on business opportunities may not bring the intended results. Assumptions underlying expected financial results or consumer demand may not be met or economic conditions may deteriorate. We also may be unable to attract and retain highly qualified and skilled personnel to implement our strategic initiatives. If these or other factors limit our ability to successfully execute our strategic initiatives, our business activities, financial condition and results of operations may be adversely affected.

Our business depends on the effectiveness of our advertising and marketing programs, including the strength of our and our OPTAVIA Coaches’ social media presence, to attract and retain clients. Use of social media may materially and adversely affect our reputation or subject us to fines or other penalties, and restrictions on the use of or access to social media may adversely impact sales of our products and services.

Our business success depends on our ability to attract and retain clients. Our ability to attract and retain clients depends significantly on the effectiveness of our and our OPTAVIA Coaches’ advertising and marketing practices. Our OPTAVIA Coaches support our clients and market our products and services primarily through word of mouth, email and via social media channels such as Facebook, Instagram, Twitter and video conferencing platforms. If their advertising and marketing campaigns do not generate a sufficient number of clients, our business, financial condition and results of operations will be adversely affected.

We and our OPTAVIA Coaches, as well as social media influencers or other brand ambassadors that we may utilize from time to time, use email and social media platforms as a means of communicating with consumers. We use digital marketing, social media, and email marketing, among other means, to attract and retain clients. Unauthorized or inappropriate use of these channels could result in harmful publicity or negative consumer experiences, which could have an adverse impact on the effectiveness of our marketing through these channels. In addition, the rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. Negative or false commentary about us may be posted on social media platforms or similar devices at any time and may harm our business, brand, reputation, Coaches, financial condition, and results of operations, regardless of the information’s accuracy.

An increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, or our Coaches or other third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

In addition, as we continue to expand our presence domestically and internationally, we, our OPTAVIA Coaches and clients may face more restrictions and increasingly complex regulations on free use and access to social media platforms. Restrictions on the use of or access to social media, especially in foreign countries that impose stricter regulations around free speech, access to independent news or citizens’ use of foreign communications tools deemed harmful to political or economic interests, may adversely impact sales of our products and services. Even where the restrictions on social media or censorship are narrowly tailored or targeted, the ability of our OPTAVIA Coaches to reach new clients or our ability to grow our OPTAVIA Coaches in those markets may be adversely affected and our results of operations and financial condition could suffer.

Human Capital Risks

The success of our business is dependent on our ability to maintain and grow our network of OPTAVIA Coaches.

OPTAVIA Coaches are subject to high turnover and we depend on our network of OPTAVIA Coaches to continually grow their businesses by attracting, training and motivating new OPTAVIA Coaches. We consider our number of active earning OPTAVIA Coaches and average quarterly revenue per active earning OPTAVIA Coach to be key indicators of our financial performance and condition. As of December 31, 2020, the Company had 44,200 total active earning OPTAVIA Coaches and the average Q4 2020 revenue per active earning OPTAVIA Coach was $5,932. The failure to provide the business essentials and competitive compensation necessary to motivate OPTAVIA Coaches to grow their businesses will adversely affect our future growth and operating results. The growth and sustainability of our network of OPTAVIA Coaches is also subject to risks which may be outside of our control. These include:

●	Potential misconduct or improper claims by OPTAVIA Coaches;
●	Negative public perceptions of multi-level marketing;
●	General economic conditions;
●	Failure to develop innovative products to meet consumer demands;
●	Adverse opinions of our products, services, or industry; and
●	Regulatory actions against our Company, competitors in our industry, or other direct selling companies.

We are dependent on our key executives for future success. If we lose the services of any of our key executives and we are unable to timely retain a qualified replacement, our business could be harmed.

Our future success depends to a significant degree on the skills, experience and efforts of our key executives. The loss of the services of any of these individuals could harm our business. We have not obtained life insurance on any key executives. If any key executives left us or were seriously injured and became unable to work, our business could be harmed.

Information Technology and Cyber Security Risks

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

Existing, proposed or new data privacy legislation and regulations, including interpretations thereof, could also significantly affect our business. For example, data protection and privacy laws have been enacted by the U.S. federal and state governments, including the California Consumer Privacy Act (CCPA), which became effective on January 1,

2020, and other relevant statutes. These laws typically impose significant penalties for non-compliance. Further, a significant number of states require that customers be notified if a security breach results in the disclosure of their personal financial account or other information. Additional states and governmental entities are considering such “notice” laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach and such notice or public disclosure is required in the future, our reputation and our business may be harmed. The effects of these new and evolving laws, regulations, and other obligations potentially are far-reaching and may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. In addition, if we choose to continue expanding our business internationally in the future we may be subject to non-U.S. privacy, data protection, consumer protection and other laws and regulations, which in some cases are more restrictive than those in the United States. For example, the European Union traditionally has imposed stricter obligations under such laws than the United States. Consequently, any future expansion of our international operations may require changes to the ways we collect and use consumer information. In the ordinary course of our business, we collect and utilize proprietary and customer information and data. As a result, we have developed systems that are designed to protect consumer information and prevent fraudulent transactions and other security breaches. Privacy concerns among prospective and existing clients regarding our use of such information or data collected on our website or through our services and products, such as weight management information, financial data, email addresses and home addresses, could keep them from using our website or purchasing our services or products. We currently face certain legal obligations regarding the manner in which we treat such information and data. Businesses have been criticized by privacy groups and governmental bodies for their use and handling of such information and data. We rely on third-party software products to secure our credit card transactions. Failure to prevent or mitigate fraudulent payment transactions or security breaches or changes in industry standards or regulations may adversely affect our business and operating results or cause us to lose our ability to accept credit cards as a form of payment and result in chargebacks of fraudulently charged amounts. Furthermore, widespread credit card fraud may lessen our clients’ willingness to purchase our products on our website.

Risks Related to Intellectual Property

Third parties may infringe on our brand, trademarks and other intellectual property rights, which may have an adverse impact on our business.

We currently rely on a combination of trademark and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights, including our brand. Because our business relies heavily on a direct-to-consumer business model, our brand is an important element of our business strategy. If we fail to successfully enforce our intellectual property rights, the value of our brand, services and products could be diminished and our business may suffer. Additionally, failure to protect our intellectual property could result in the entry of a competitor to the market. Our precautions may not prevent misappropriation of our intellectual property by state actors, competitors, or individuals or groups that are or are not affiliated with the Company. Any legal action that we may bring to protect our brand and other intellectual property could be unsuccessful and expensive and could divert management’s attention from other business concerns. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property, especially in Internet-related businesses, are uncertain and evolving. We cannot assure you that these evolving legal standards will sufficiently protect our intellectual property rights in the future.

We may in the future be subject to intellectual property rights claims.

Third parties may, in the future, make claims against us alleging infringement of their intellectual property rights. Any intellectual property claims, regardless of merit, could be time-consuming and expensive to litigate or settle and could significantly divert management’s attention from other business concerns. In addition, if we were unable to successfully defend against such claims, we may have to pay damages, stop selling the service or product or stop using the software, technology or content found to be in violation of a third-party’s rights, seek a license for the infringing service, product, software, technology or content or develop alternative non-infringing services, products, software, technology or content. If we cannot license on reasonable terms, develop alternatives or have to stop using the service, product, software, technology or content for any infringing aspects of our business, we may be forced to limit our service and product offerings. Any of these results could reduce our revenue and our ability to compete effectively, increase our costs or harm our business.

Risks Related to International Operations

The sale of our products in markets outside of the United States may subject us to risks.

In connection with our entry into the Asia Pacific markets of Hong Kong and Singapore, we expanded our sales, marketing and distribution activities in these markets. The sale, marketing and distribution of our products and programs in these and other international locations is subject to a number of uncertainties, including, but not limited to, the following:

●	the COVID-19 pandemic and any future pandemics;
●	economic and political instability;
●	import or export licensing requirements;
●	trade restrictions;
●	product registration requirements;
●	longer payment cycles;
●	changes in regulatory requirements, including regulations governing our direct selling business model, and tariffs;
●	potentially adverse tax consequences; and
●	potentially weak protection of intellectual property rights.

These uncertainties could lead to potential risks for our continued expansion and sales success in the Asia Pacific markets and elsewhere, any of which could harm our business, financial condition and results of operations.

Expansion into international markets increases our operational, regulatory and other risks.

In July 2019, we commenced our international operations, entering into the Asia Pacific markets of Hong Kong and Singapore. As a result, we face increased operational, regulatory, compliance and reputational risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions. Our operations in Hong Kong and Singapore and other jurisdictions are subject to significant compliance, disclosure and other obligations. Activity in international markets also exposes us to fluctuations in currency exchange rates, which may adversely affect the U.S. dollar value of revenues, expenses and assets associated with our business activities outside the United States. Actual and anticipated changes in current exchange rates may also adversely affect international demand for our business investment strategies to expand our products and services, most of which represent investments primarily in U.S. dollar-based assets. Because certain of our costs to support international business activities will be based in local currencies, the profitability of such activities in U.S. dollars may be adversely affected by a weakening of the U.S. dollar versus other currencies in which we derive revenues.

If we expand our operations into additional foreign countries, we may be subject to additional risks, including the ability to successfully adapt to local culture and navigate regulatory, economic, political and social risks. We cannot be certain that we will be able to enter and successfully compete in additional foreign markets or that we will be able to continue to compete in the foreign markets in which we currently operate.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act (“FCPA”). Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anticorruption laws. There is no assurance that the policies, procedures and training for all employees, including management, that were designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anticorruption laws to which we are subject, will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire.

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

The weight loss industry receives adverse publicity from time to time, and the occurrence of such publicity could harm us, even if the adverse publicity is not directly related to us. Congressional hearings about practices in the weight loss industry have also resulted in adverse publicity and a consequent decline in the revenue of weight loss businesses. Future research or investigative reports or publicity that is perceived as unfavorable or that question certain weight loss programs, products or methods could result in a decline in our revenue. Because of our dependence on consumer perceptions, adverse publicity associated with illness or other undesirable effects resulting from the consumption of our products or similar products by competitors, whether or not accurate, could also damage customer confidence in our weight loss program and result in a decline in revenue. Adverse publicity could arise even if the unfavorable effects associated with weight loss products or services resulted from the user’s failure to use such products or services appropriately.

Our industry is subject to governmental regulation that could increase in severity and hurt results of operations.

Our industry is subject to federal, state and other governmental regulation. Certain federal and state agencies, such as the FTC and the U.S. states’ consumer protection agencies, regulate and enforce laws relating to advertising, disclosures to consumers, privacy, consumer pricing and billing arrangements and other consumer protection matters. A determination by a federal or state agency, or a court, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions of our business operations. Some advertising practices in the weight loss industry have led to investigations from time to time by the FTC and other governmental agencies. Many companies in the weight loss industry, including our predecessor businesses, have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. In 2009, the FTC promulgated nonbinding Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Endorsement Guides”) which explained what endorsement practices the FTC views as being unfair or deceptive acts or practices. In 2020, the FTC sought public comments on whether the Endorsement Guides should be amended. The last time the FTC sought similar public comments led to a major revision of the Endorsement Guides. Consequently, the FTC could bring an enforcement action based on practices that are inconsistent with the current Endorsement Guides as it considers revisions. Under the current Endorsement Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the typical results that consumers can generally expect. We cannot be sure that the FTC will not challenge our advertising or other operations in the future, which could have a material adverse impact on our business.

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

Risks Related to Our Common Stock

Actions of activist stockholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.

We have been the target of activist stockholder activities in the past. If a new activist investor purchased our stock, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, suppliers and other strategic partners, and cause our share price to experience periods of volatility or stagnation.

There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts.

The Company declared a dividend of $1.13 per share on December 10, 2020, to stockholders of record as of December 22, 2020 that was paid on February 5, 2021. We intend to continue paying a quarterly dividend to our stockholders for the foreseeable future, subject to long term cash flow needs, including capital spend needs and overall macroeconomic conditions. Our Board of Directors periodically reviews our quarterly dividend to ensure that it is in the best interest of our stockholders and is in compliance with all applicable laws and agreements. Future dividends may also be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions; legal risks; any stock repurchase programs; changes in federal and state income tax laws or corporate laws; changes to our business model; and interest and principal payments required by indebtedness that we may incur in the future. Our dividend payments may change from time to time, and we cannot provide any assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.

Provisions in our certificate of incorporation may deter or delay an acquisition of us or prevent a change in control, even if an acquisition or a change of control would be beneficial to our stockholders.

Provisions of our certificate of incorporation (as amended) may have the effect of deterring unsolicited takeovers or delaying or preventing a third-party from acquiring control of us, even if our stockholders might otherwise receive a premium for their shares over the then current market prices. In addition, these provisions may limit the ability of our stockholders to approve transactions that they may deem to be in their best interests.

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

Risks Related to the COVID-19 Pandemic

The global outbreak of the COVID-19 virus may adversely impact our business.

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

Individually and collectively, the consequences of the COVID-19 pandemic could adversely impact our business, financial condition, results of operations, cash flows and liquidity. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. The extent to which the COVID-19 pandemic adversely affects the Company’s business, financial condition, results of operations, cash flows and liquidity, it may also have the effect of heightening the risks related to the other risk factors described in Part I, Item 1A - Risk Factors.

General Risk Factors

Our sales may be adversely impacted by the health and stability of the general economy.

Our results of operation are highly dependent on the number of product sales and program fees generated by our OPTAVIA Coaches. A downturn in general economic conditions, such as a recession or prolonged economic slowdown, may reduce the demand for our products and otherwise adversely affect our sales. For example, economic forces, including changes in disposable consumer income and/or reductions in discretionary spending, unemployment levels, demographic trends, and consumer confidence in the economy, may cause consumers to defer or decrease purchases of our products and programs which could adversely affect our revenue, gross profit, and/or our overall financial condition and operating results.

Our stock price fluctuates from time to time and may fall below expectations of securities analysts and investors, and could subject us to litigation, which may result in you suffering a loss on your investment.

The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are out of our control. These factors include: quarterly variations in operating results; changes in accounting treatments or principles; announcements by us or our competitors of new products and services offerings; significant contracts, acquisitions, or strategic relationships; additions or departures of key personnel; any future sales of our common stock or other securities; stock market price and volume fluctuations of publicly-traded companies; and general political, economic and market conditions. In some future quarter our operating results may fall below the expectations of securities analysts and investors, which could result in a decrease in the trading price of our common stock. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.

If we do not maintain effective internal control over financial reporting, we could fail to report our financial results accurately.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. In the future, if we identify a control deficiency that rises to the level of a material weakness in our internal control over financial reporting, this material weakness may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions. If we fail to maintain effective internal control over financial reporting, we could be required to take costly and time-consuming corrective measures, to remedy any number of deficiencies, significant deficiencies or material weaknesses, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators, and be subjected to civil lawsuits by security holders. Any of the foregoing could also cause investors to lose confidence in our reported financial information and in our company and could result in a decline in the market price of our stock and in our ability to raise additional financing if needed in the future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed and traded on the NYSE under the ticker symbol “MED.”

Holders

There were approximately 87 record holders of the Company’s common stock as of February 15, 2021. This number does not include beneficial owners of our securities held in the name of nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance under our equity compensation plans, which information is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock for the three months ended December 31, 2020:

2020	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	115	$165.34	-	2,322,512
November 1 - November 30	-	-	-	2,322,512
December 1 - December 31	-	-	-	2,322,512
(1)	Shares of common stock were surrendered by employees to the Company to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock previously granted to such employees.
(2)	At the outset of the quarter ended December 31, 2020, there were 2,322,512 shares of the Company's common stock eligible for repurchase under the repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").

As of December 31, 2020, there were 2,322,512 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

Performance Graph

The following line graph compares the yearly percentage change in the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) for the last five fiscal years to that of the Standard & Poor’s 500 Index and the Company’s selected peer groups. The 2020 Peer Group includes 1-800-flowers.com Inc., Blue Apron Holdings Inc., Duluth Holdings Inc., E.l.f Beauty Inc., Farmer Brothers Company, Herbalife Nutrition Ltd., Inter Parfums Inc., Nature’s Sunshine Products Inc., Nu Skin Enteprises Inc., Petmed Express Inc., Simply Good Foods Co., Tuperware Brands Corp., USANA Health Sciences Inc., and WW International, Inc.

	2015	2016	2017	2018	2019	2020
Medifast, Inc.	$100.00	$141.23	$243.41	$443.24	$400.14	$744.77
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
2020 Peer Group	100.00	102.47	140.78	160.26	135.77	148.56

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

Revenue Recognition: Our revenue is derived primarily from point of sale transactions executed over an ecommerce platform for weight loss, weight management, and other healthy living products. Revenue is recognized upon receipt by customer and net of discounts, rebates, promotional adjustments, price adjustments, allocated consideration to loyalty programs, and estimated returns.

Revenue is recognized when control of the promised products is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those products. When determining whether the customer has obtained control of the products, we consider any future performance obligations.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606, Revenue from Contracts with Customers. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. Our contracts have performance obligations to fulfill and deliver products from the point of sale transaction along with the related customer reward programs.

Our performance obligations are satisfied at a point in time. Revenue from products transferred to clients at a point in time accounted for substantially all of our revenue for the years ended December 31, 2020, 2019 and 2018. Revenue on these contracts is recognized when the obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control upon receipt of products by our clients. Any consideration received prior to the fulfillment of the Company’s performance obligation is deferred and recognized as a liability.

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

We reduce the transaction price for certain customer reward programs and incentive offerings including pricing arrangements, promotions, and incentives that represent variable consideration and separate performance obligations. The Company accounts for sales rewards that provide the customer with a material right as a separate performance obligation of the transactions, and therefore allocates consideration between the initial sale of products and the customer reward program and incentive offering.

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

Impairment of Long-lived Assets: We continually assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and our operating performance. Future events could cause us to conclude that impairment indicators exist and the carrying values of fixed and long-lived assets may be impaired. Any resulting impairment loss would be limited to the value of net fixed and long-lived assets.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the years ended December 31, 2020, 2019 and 2018, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states and foreign jurisdictions. We are generally no longer subject to United States federal, state and local income tax examinations by tax authorities for the years before 2017.

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

BACKGROUND

Medifast is the global company behind one of the fastest-growing health and wellness communities called OPTAVIA®, which offers Lifelong Transformation, One Healthy Habit at a Time®. Reflecting the success of its approach to health and wellness for its clients, Medifast has consistently grown revenue for the past three years. Of equal importance, our business model is expected to deliver long-term growth in the foreseeable future. Medifast has redefined direct selling by combining the best aspects of the model, while eliminating those dimensions that have typically challenged other companies. Medifast is often compared to diet and weight loss-only companies or to multi-level marketing companies, but our model is very different. The Company supports clients through independent OPTAVIA Coaches, the majority of whom were clients first. Our product sales accounted for 98.0% of our revenues in 2020, 2019, and 2018, respectively.

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

Our OPTAVIA business unit accounted for approximately 98.0%, 96.4%, and 92.9% of our revenues in 2020, 2019 and 2018, respectively. In March 2018, we announced a change in how our business is managed, operating performance is reviewed and resources are allocated. As a result, beginning in the first quarter of 2018, we changed how we report financial performance to align with changes in the way we now manage the business and now operate and report as a single sales segment, OPTAVIA. Although we have one reportable segment, we continue to market our products and programs through our Medifast Direct ecommerce platform.

CONSOLIDATED RESULTS OF OPERATIONS - 2020 COMPARED TO 2019

The following table reflects our consolidated statements of income for the years ended December 31, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Change	% Change

Revenue	$934,842	$713,672	$221,170	31.0%
Cost of sales	237,027	176,814	(60,213)	(34.1)%
Gross Profit	697,815	536,858	160,957	30.0%

Selling, general, and administrative	563,656	445,819	(117,837)	(26.4)%

Income from operations	134,159	91,039	43,120	47.4%

Other income
Interest income, net	246	1,295	(1,049)	(81.0)%
Other income (expense)	(140)	29	(169)	(582.8)%
	106	1,324	(1,218)	(92.0)%

Income from operations before income taxes	134,265	92,363	41,902	45.4%

Provision for income taxes	31,406	14,447	(16,959)	(117.4)%

Net income	$102,859	$77,916	$24,943	32.0%

% of revenue
Gross Profit	74.6%	75.2%
Selling, general, and administrative	60.3%	62.5%
Income from Operations	14.4%	12.8%
Income from Operations before income taxes	14.4%	12.9%

Revenue: Revenue increased $221.1 million, or 31.0%, to $934.8 million in 2020 from $713.7 million in 2019. The average revenue per active earning OPTAVIA Coach increased 13.4% to $5,932 for the three months ended December 31, 2020 from $5,229 for the three months ended December 31, 2019. Increase in the productivity per active earning OPTAVIA Coach for the quarter was driven by an increase in both the number of clients supported by each Coach as well as an increase in average client spend. The year-over-year growth in revenue resulted from program initiatives which drove more clients to participate in our plans, aided by the ongoing transition of clients to higher priced OPTAVIA-branded products. OPTAVIA-branded products represented 83.5% of consumable units sold for the year ended December 31, 2020 compared to 76.0% for the corresponding period in 2019.

Costs of Sales: Cost of sales increased $60.2 million, or 34.1%, to $237.0 million in 2020 from $176.8 million in 2019. This increase in cost of sales was primarily driven by an increase in product sales.

Gross Profit: In 2020, gross profit increased $160.9 million, or 30.0%, to $697.8 million from $536.9 million in 2019. As a percentage of sales, gross profit decreased 60 basis points to 74.6% for 2020 from 75.2% for 2019. The decrease in gross margin percentage was primarily the result of promotional activity as well as higher production costs in 2020.

Selling, General and Administrative:  Selling, general and administrative (“SG&A”) expenses were $563.7 million in 2020, an increase of $117.9 million, or 26.4%, as compared to $445.8 million in 2019.  As a percentage of sales, SG&A expenses were 60.3% for 2020 as compared to 62.5% for 2019. The $117.9 million increase was primarily due to higher OPTAVIA commission expense as a result of growth in OPTAVIA sales, incremental professional service costs in connection with the Schedule 13D filing and increased salaries and benefits related expenses partially offset by sales and marketing expenses. SG&A expenses included research and development costs of $2.8 million and $2.7 million for 2020 and 2019, respectively. For the year ended December 31, 2020, Non-GAAP adjusted SG&A expenses increased $110.8 million to $556.6 million and Non-GAAP adjusted SG&A as a percentage of revenue decreased 300 basis points year-over-year to 59.5%.  Non-GAAP adjusted SG&A excludes expenses in connection with the Schedule 13D filing of $5.8 million and severance related costs of $1.2 million resulting from the departure of the Company's previous Chief Financial Officer. Refer to “Non-GAAP Financial Measures” section below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.

OPTAVIA commission expense, which is a variable expense, increased $100.4 million, or 34.1%, to $395.1 million in 2020 from $294.7 million in 2019. The increase was primarily the result of increased product sales. As OPTAVIA revenue increased as a portion of the Company’s total sales mix, the commission rate as a percentage of revenue increased 100 basis points to 42.3% in 2020 compared to 41.3% in 2019. This trend of the success we are experiencing with our growing OPTAVIA Integrated Coach Model. The total number of active earning OPTAVIA Coaches for the three months ended December 31, 2020 increased to 44,200 from 31,800 for the corresponding period in 2019, an increase of 39.0%.

Income from operations: Income from operations in 2020 increased $43.2 million to $134.2 million from $91.0 million in 2019 primarily as a result of increased gross profits partially offset by increased SG&A expenses. Income from operations as a percentage of sales increased to 14.4% for 2020 as compared to 12.8% for 2019. For the year ended December 31, 2020, Non-GAAP adjusted income from operations increased $50.2 million to $141.2 million and Non-GAAP adjusted income from operations as a percentage of revenue increased 230 basis points year-over-year to 15.1%. Refer to “Non-GAAP Financial Measures” section below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.

Other income: In 2020 and 2019, other income (including interest income) was $0.1 million and $1.3 million, respectively.

Income from operations before income taxes: Income from operations before income taxes was $134.3 million in 2020 as compared to $92.4 million in 2019, an increase of $41.9 million. Income from operations before income taxes as a percentage of sales increased to 14.4% for 2020 from 12.9% for 2019.

Provision for income taxes: For 2020, the Company recorded $31.4 million in income tax expense, an effective tax rate of 23.4%, as compared to $14.4 million in income tax expense and an effective tax rate of 15.6%, for 2019. The increase in the effective tax rate for 2020 as compared to 2019 was primarily driven by a decrease in the share-based compensation benefit of 6.7%, an increase in the valuation allowance of 1.0%, and a decrease in the research and development benefit of 0.3% partially offset by other permanent differences.

Net income: Net income was $102.9 million, or $8.68 per diluted share, in 2020 as compared to $77.9 million, or $6.43 per diluted share, in 2019. The period-over-period changes were driven by the factors described above in the explanations from operations. Non-GAAP adjusted net income was $108.3 million or $9.14 per diluted share for the year ended December 31, 2020. Refer to “Non-GAAP Financial Measures” section below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.

Additionally, refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2019 compared to fiscal year 2018.

Non-GAAP Financial Measures

In an effort to provide investors with additional information regarding our results, we disclose various Non-GAAP financial measures in this report, our quarterly earnings press release and other public disclosures. The following GAAP financial measures have been presented on an as adjusted basis: SG&A expenses, income from operations, net income and diluted earnings per share. Each of these as Non-GAAP financial measures excludes the impact of certain amounts as further identified below that the Company believes are not indicative of its core ongoing operational performance. A reconciliation of each of these Non-GAAP financial measures to its most comparable GAAP financial measure is included below. These Non-GAAP financial measures are not intended to replace GAAP financial measures.

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

	2020	2019	2018

Selling, general, and administrative	$563,656	$445,819	$310,836
Adjustments
Professional services for 13D Filing	5,811	-	-
Incremental severance costs	1,237	-	-
Non-GAAP adjusted selling, general, and administrative	$556,608	$445,819	$310,836

	2020	2019	2018

Income from operations	$134,159	$91,039	$69,063
Adjustments
Professional services for 13D Filing	5,811	-	-
Incremental severance costs	1,237	-	-
Non-GAAP adjusted income from operations	$141,207	$91,039	$69,063

	2020	2019	2018

Net income	$102,859	$77,916	$55,789
Adjustments, net of tax
Professional services for 13D Filing	4,452	-	-
Incremental severance costs	948	-	-
Non-GAAP adjusted net income	$108,259	$77,916	$55,789

Diluted earnings per share(1)	$8.68	$6.43	$4.62
Impact for adjustments(1)	0.46	-	-
Non-GAAP adjusted diluted earnings per share(1)	$9.14	$6.43	$4.62

(1) The weighted-average diluted shares outstanding used in the calculation of these Non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

The Company had stockholders’ equity of $157.2 million and working capital of $123.0 million at December 31, 2020 compared with $104.8 million and $74.8 million at December 31, 2019. The $52.4 million net increase in stockholders’ equity reflects $102.9 million in net income for 2020 offset by $5.0 million spent on repurchases of common stock and $53.3 million for declared dividends paid to our common stock holders as well as the other equity transactions described in the Consolidated Statements of Changes in Stockholders’ Equity included in our consolidated financial statements included in this report. The Company declared a dividend of $1.13 per share on December 10, 2020, to stockholders of record as of December 22, 2020 that was paid on February 5, 2021. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the declaration and payment of dividends. The Company’s cash, cash equivalents and investment securities increased from $92.7 million at December 31, 2019 to $174.5 million at December 31, 2020.

Net cash provided by operating activities increased $60.9 million to $145.2 million for 2020 from $84.3 million for 2019 primarily as a result of a $24.9 million increase in net income and $37.7 million increase in operating assets and liabilities.

Net cash used in investing activities was $1.3 million for 2020 as compared to $6.3 million for 2019. This year-over-year change resulted primarily from a $4.2 million decrease in cash used in capital expenditures for 2020 as compared to 2019 as well as a $0.9 million increase in sale and maturities of investment securities.

Net cash used in financing activities decreased $25.2 million to $57.1 million for 2020 from $82.3 million for 2019. This decrease was primarily due to a $28.1 million decrease in stock repurchases, a $13.5 million decrease in net shares repurchased for employee taxes and a $1.3 million increase in options exercised by executives and directors partially offset by a $17.8 million increase in cash dividends paid to stockholders.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities.

The Company evaluates acquisitions from time to time.

Contractual Obligations and Commercial Commitments

The Company had the following contractual obligations as of December 31, 2020 (in thousands):

	2021	2022 - 2023	2024 - 2025	Thereafter	Total
Operating leases (a)	$3,991	$5,248	$2,482	$203	$11,924
Unconditional purchase obligations (b)	20,348	19,145	1,096	987	41,576
Total contractual obligations	$24,339	$24,393	$3,578	$1,190	$53,500
(a)	The Company has operating leases in place for leased corporate offices, warehouses, and certain equipment.
(b)	The Company has unconditional purchase obligations primarily for inventories, outsourced information technology and Coach events.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, United States money market securities, and high-grade corporate securities, directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at December 31, 2020, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Medifast, Inc. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Medifast, Inc. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements and our report dated February 26, 2021 expressed an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Medifast, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medifast, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes

As described in Notes 1 and 11 of the consolidated financial statements, the Company operates in multiple markets in the U.S. and internationally using an e-commerce platform and a direct selling network of OPTAVIA Coaches. The Company's provision for income taxes is impacted based on interpretations of U.S. federal and various state and local income tax laws. Management prepared the Company's provision for income taxes using significant judgment when interpreting the provisions of Treasury and state and local tax regulations and assessing the positions taken as a result of these considerations as to whether or not the amount of benefit recorded would be more-likely-than-not to be sustained upon examination.

We identified the evaluation of the Company's provision for income taxes as a critical audit matter due to the significant judgments made by management when assessing the complex provisions of the tax laws and regulations. Auditing the matter required significant auditor judgment and use of our tax specialists, in evaluating the recorded results of management's tax positions and their assessment of the sustainability of these tax positions.

Our audit procedures related to the Company’s provision for income taxes included the following, among others:

-	We obtained an understanding of the relevant controls related to the determination of current and deferred taxes and tested such controls for design and operating effectiveness, including controls related to the interpretation and application of tax laws.

-	We involved our specialized tax professionals to assist in evaluating the application of Treasury Regulations and state and local tax regulations. Our specialists considered the interpretations of Treasury Regulations, state and local tax positions, and other tax positions requiring significant judgement, made an independent assessment of such positions and related calculations and then compared them to the Company’s recorded positions.

-	We tested the accuracy and completeness of the data and inputs used to calculate the effective federal and state tax rate, current provision calculations and deferred tax assets/liabilities.

/s/ RSM US LLP

We have served as the Company's auditor since 2010.

Baltimore, Maryland

February 26, 2021

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2020, 2019 and 2018

(U.S. dollars in thousands, except per share amounts & dividend data)

	2020	2019	2018

Revenue	$934,842	$713,672	$501,003
Cost of sales	237,027	176,814	121,104
Gross profit	697,815	536,858	379,899

Selling, general, and administrative	563,656	445,819	310,836

Income from operations	134,159	91,039	69,063

Other income
Interest income, net	246	1,295	1,306
Other income (expense)	(140)	29	179
	106	1,324	1,485

Income from operations before income taxes	134,265	92,363	70,548

Provision for income taxes	31,406	14,447	14,759

Net income	$102,859	$77,916	$55,789

Earnings per share - basic	$8.74	$6.62	$4.67

Earnings per share - diluted	$8.68	$6.43	$4.62

Weighted average shares outstanding
Basic	11,771	11,771	11,947
Diluted	11,850	12,117	12,079

Cash dividends declared per share	$4.52	$3.38	$2.19

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2020, 2019 and 2018

(U.S. dollars in thousands)

	2020	2019	2018

Net income	$102,859	$77,916	$55,789
Other comprehensive income (loss), net of tax:
Foreign currency translation	(21)	1	(2)
Unrealized gains (losses) on investment securities	37	197	(11)
Other comprehensive income (loss)	16	198	(13)

Comprehensive income	$102,875	$78,114	$55,776

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2020 and 2019

(U.S. dollars in thousands, except per share amounts)

	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$163,723	$76,974
Accounts receivable - net of doubtful accounts of $219 and $235 at
December 31, 2020 and 2019, respectively	584	1,437
Inventories	53,392	48,771
Investment securities	10,752	15,704
Income taxes, prepaid	-	5,169
Prepaid expenses and other current assets	5,863	6,096
Total current assets	234,314	154,151

Property, plant and equipment - net of accumulated depreciation	27,633	26,039
Right-of-use assets	10,508	12,803
Other assets	2,937	353
Deferred tax assets	692	1,307

TOTAL ASSETS	$276,084	$194,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$107,677	$76,220
Current lease obligations	3,673	3,168
Total current liabilities	111,350	79,388

Lease obligations, net of current lease obligations	7,488	10,433
Total liabilities	118,838	89,821

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized;
11,822 and 12,272 issued and 11,772 and 11,764 outstanding
at December 31, 2020 and December 31, 2019, respectively	12	12
Additional paid-in capital	7,842	-
Accumulated other comprehensive income	41	25
Retained earnings	154,351	168,788
Less: treasury stock at cost, 46 and 489 shares at December 31, 2020 and
December 31, 2019, respectively	(5,000)	(63,993)
Total stockholders' equity	157,246	104,832

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$276,084	$194,653

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020, 2019 and 2018

(U.S. dollars in thousands)

	2020	2019	2018

Operating Activities
Net income	$102,859	$77,916	$55,789
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	7,270	7,248	4,435
Share-based compensation	6,796	4,520	3,124
Loss on sale of disposal of property, plant and equipment	212	17	48
Bad debt expense	556	3,638	1,058
Amortization of premium on investment securities	320	454	571
Deferred income taxes	601	1,598	(2,687)
Change in operating assets and liabilities:
Accounts receivable	297	(4,064)	(936)
Inventories	(4,621)	(9,883)	(18,658)
Income taxes, prepaid	5,169	(5,169)	2,272
Prepaid expenses and other current assets	233	(1,510)	(282)
Other assets	(2,506)	(2,615)	65
Accounts payable and accrued expenses	28,010	12,111	16,017
Net cash flow provided by operating activities	145,196	84,261	60,816

Investing Activities
Sale and maturities of investment securities	4,605	3,730	3,545
Sale of property and equipment	-	-	196
Purchase of property and equipment	(5,887)	(10,058)	(4,940)
Net cash flow used in investing activities	(1,282)	(6,328)	(1,199)

Financing Activities
Options exercised by executives and directors	1,597	278	547
Net shares repurchased for employee taxes	(551)	(14,092)	(720)
Cash dividends paid to stockholders	(53,190)	(35,396)	(23,160)
Stock repurchases	(5,000)	(33,114)	(29,995)
Net cash flow used in financing activities	(57,144)	(82,324)	(53,328)

Foreign currency impact	(21)	1	(2)

Increase (Decrease) in cash and cash equivalents	86,749	(4,390)	6,287
Cash and cash equivalents - beginning of the period	76,974	81,364	75,077
Cash and cash equivalents - end of period	$163,723	$76,974	$81,364

Supplemental disclosure of cash flow information
Income taxes paid	$24,636	$17,314	$14,606
Dividends declared included in accounts payable	$13,831	$13,719	$9,137

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2020, 2019 and 2018

(U.S. dollars in thousands)

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

Balance, January 1, 2018	12,103	12	4,967	(160)	101,744	-	106,563

Net income	-	-	-	-	55,789	-	55,789
Share-based compensation	19	-	3,124	-	-	-	3,124
Options exercised by executives and directors	34	-	547	-	-	-	547
Net shares repurchased for employee taxes	(7)	-	(720)	-	-	-	(720)
Restricted shares forfeitures	(40)	-	-	-	-	-	-
Treasury stock from cashless options	8	-	884	-	-	(884)	-
Treasury stock from stock repurchases	-	-	-	-	-	(29,995)	(29,995)
Other comprehensive loss	-	-	-	(13)	-	-	(13)
Cash dividends declared to stockholders	-	-	-	-	(26,189)	-	(26,189)

Balance, December 31, 2018	12,117	12	8,802	(173)	131,344	(30,879)	109,106

Net income	-	-	-	-	77,916	-	77,916
Share-based compensation	273	-	4,520	-	-	-	4,520
Options exercised by executives and directors	10	-	278	-	-	-	278
Net shares repurchased for employee taxes	(128)	-	(13,600)	-	(492)	-	(14,092)
Treasury stock from stock repurchases	-	-	-	-	-	(33,114)	(33,114)
Other comprehensive income	-	-	-	198	-	-	198
Cash dividends declared to stockholders	-	-	-	-	(39,980)	-	(39,980)

Balance, December 31, 2019	12,272	$12	$-	$25	$168,788	$(63,993)	$104,832

Net income	-	-	-	-	102,859	-	102,859
Share-based compensation	17	-	6,796	-	-	-	6,796
Options exercised by executives and directors	28	-	1,597	-	-	-	1,597
Net shares repurchased for employee taxes	(6)	-	(551)	-	-	-	(551)
Retirement of treasury stock	(489)	-	-	-	(63,993)	63,993	-
Treasury stock from stock repurchases	-	-	-	-	-	(5,000)	(5,000)
Other comprehensive income	-	-	-	16	-	-	16
Cash dividends declared to stockholders	-	-	-	-	(53,303)	-	(53,303)

Balance, December 31, 2020	11,822	$12	$7,842	$41	$154,351	$(5,000)	$157,246

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020, 2019, and 2018

1. NATURE OF THE BUSINESS

Medifast, Inc. (the “Company” or “Medifast”) is a Delaware corporation, incorporated in 1989. The Company’s operations are primarily conducted through its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Inc., Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited, OPTAVIA (Singapore) PTE. LTD and OPTAVIA Health Consultation (Shanghai) Co., Ltd. Medifast is the company behind one of the fastest-growing health and wellness communities called OPTAVIA®. OPTAVIA is a highly effective lifestyle solution for people for whom diets alone have failed. The Company has one modern, United States Food and Drug Administration (the “FDA”) approved manufacturing facility located in Owings Mills, Maryland.

Medifast sells a variety of weight loss, weight management and healthy living products all based on our proprietary formulas under the Medifast®, OPTAVIA®, Thrive by Medifast, Optimal Health by Take Shape for Life, and Flavors of Home® brands. The Company’s product line includes more than 137 consumable options, including, but not limited to, bars, bites, pretzels, puffs, cereal crunch, drinks, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups. Medifast’s nutritional products are formulated with high-quality ingredients. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash on deposit in financial institutions, institutional money funds and other short-term investments with a maturity of 90 days or less at the time of purchase.

Concentration of Credit Risk - Our cash and cash equivalents and available-for-sale securities are maintained at several financial institutions and the balances with these financial institutions often exceed the amount of insurance provided on such accounts by the Federal Deposit Insurance Corporation. The cash and cash equivalents generally are maintained with financial institutions with reputable credit, and therefore bear minimal credit risk. Historically, we have not experienced any losses due to such concentration of credit risk.

Fair Value of Financial Instruments - Our financial instruments include cash and cash equivalents, investment in available-for-sale securities, and trade receivables. The carrying amounts of cash and cash equivalents and trade receivables approximate fair value due to their short maturities. The fair value of investments in available-for-sale securities are based on third-party pricing services provided by the Company’s investment advisory firm.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are recorded net of provisions for doubtful accounts. We estimate losses on account receivable based on expected losses, including our historical experience of actual losses. Accounts receivable is considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts as of December 31, 2020 and 2019 was $0.2 million.

Inventories - Inventories consist principally of raw materials and packaged meal replacements held in the Company’s warehouses and outsourced distribution centers. Inventories are stated at the lower of cost or net realizable value, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor, and other indirect manufacturing costs. On a quarterly basis, management reviews inventories for unsalable or obsolete inventories.

Investment Securities - The Company’s investments consist of debt securities classified as available-for-sale securities. Available-for-sale debt securities are stated at fair value and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Interest and dividends on marketable debt securities are recognized in income when declared. Realized gains and losses, if any, are included in income.

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

Long-lived Asset Impairment - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Revenue Recognition - Our revenue is derived primarily from point of sale transactions executed over an ecommerce platform for weight loss, weight management, and other consumable health and nutritional products. Revenue is recognized upon receipt by customer and net of discounts, rebates, promotional adjustments, price adjustments, allocated consideration to loyalty programs, and estimated returns.

Revenue is recognized when control of the promised products is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those products. When determining whether the customer has obtained control of the products, we consider any future performance obligations.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606, Revenue from Contracts with Customers. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. Our contracts have performance obligations to fulfill and deliver products from the point of sale transaction along with the related customer reward programs.

Our performance obligations are satisfied at a point in time. Revenue from products transferred to clients at a point in time accounted for substantially all of our revenue for the years ended December 31, 2020, 2019 and 2018. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control upon receipt of products by our clients. Any consideration received prior to the fulfillment of the Company’s performance obligation is deferred and recognized as a liability.

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

We reduce the transaction price for certain customer reward programs and incentive offerings including pricing arrangements, promotions, and incentives that represent variable consideration and separate performance obligations. The Company accounts for sales rewards that provide the customer with a material right as a separate performance obligation of the transactions, and therefore allocates consideration between the initial sale of products and the customer reward program and incentive offering.

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

Contract costs

We expense sales commissions and credit card fees during the period in which the corresponding revenue is earned. These costs are deferred along with the revenues for goods that are in transit and not received by clients by period end. These costs are recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Income.

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

Advertising Costs - Advertising costs are expensed as incurred, except for the preparation, layout, design and production of advertising costs which are expensed when the advertisement is first used. They are recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income. Advertising expense, excluding broker fees, for the years ended December 31, 2020, 2019 and 2018, amounted to $4.4 million, $5.3 million and $6.0 million, respectively.

Research and Development - The Company incurs research and development costs in connection with the development of new products and programs, which are expensed as incurred. They are recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income. The Company incurred $2.8 million, $2.7 million and $2.2 million in research and development expense for the years ended December 31, 2020, 2019 and 2018, respectively.

Share-Based Compensation - Share-based compensation consists primarily of restricted stock awards, market and performance-based share awards, and stock options granted to employees and directors. Restricted stock awards are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the requisite service period. The fair value of the incentive stock options and non-qualified stock options is calculated using the Black-Scholes option pricing model as of the grant date and recognized over the service period. Market and performance-based share awards that are tied to the Company’s total stockholder return and stock price are valued using the Monte Carlo method and are recognized as expense over the award’s achievement period. The Company issues new shares upon the exercise of stock options and the granting of restricted stock awards.

Income Taxes - Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

We evaluated our tax positions and determined that we did not have any material uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the years ended December 31, 2020, 2019 and 2018, no material estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States and various states and foreign jurisdictions. We are generally no longer subject to United States federal, state and local income tax examinations by tax authorities for the years before 2017.

Earnings Per Share - Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive common stock equivalents.

Comprehensive Income - Other comprehensive income refers to revenues, expenses, and gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. Comprehensive income consists of net income, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments.

Accounting Pronouncements - Adopted in 2020

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

On January 1, 2020, the Company adopted ASU 2018-15. The Company capitalized $2.9 million in total for the year ended December 31, 2020, principally related to the configuration and development of the Company’s new hosted enterprise resource planning tool (“ERP”). The amortization expense associated with the capitalized costs was $0.2 million for the year ended December 31, 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which institutes a new model for recognizing credit losses on financial instruments that are not measured at fair value. On January 1, 2020, the Company adopted ASU 2016-13. There was no material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements - Pending Adoption

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that have the potential for a material impact on our results of operations, financial condition, or cash flows, based on current information, except for:

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The standard also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Management has determined the effect that the provisions of ASU 2019-12 will have on the Company’s consolidated financial statements is immaterial.

3. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31, 2020	December 31, 2019

Raw materials	$13,428	$10,880
Packaging	4,071	4,109
Non-food finished goods	8,078	4,421
Finished goods	29,858	31,314
Reserve for obsolete inventory	(2,043)	(1,953)
Total	$53,392	$48,771

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Land	$565	$565
Building and leasehold improvements	13,013	12,890
Equipment and fixtures	20,955	17,739
Software	20,047	17,716
Vehicles	145	145
Property, plant and equipment - gross	54,725	49,055
Less: accumulated depreciation	(27,092)	(23,016)
Property, plant and equipment - net	$27,633	$26,039

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $4.1 million, $3.7 million and $3.6 million, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Trade payables and accrued expenses	$35,767	$22,608
Sales commissions payable	22,598	13,186
Dividends payable	13,831	13,719
Accrued payroll and related taxes	16,948	10,409
Coach incentive accruals	325	5,598
Promotional sales incentive accruals	7,621	4,818
Deferred revenue	7,606	4,333
Sales tax payable	2,981	1,549
Total	$107,677	$76,220

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share data):

	2020	2019	2018

Numerator:
Net income	$102,859	$77,916	$55,789

Denominator:
Weighted average shares of common stock outstanding	11,771	11,771	11,947
Effect of dilutive common stock equivalents	79	346	132
Weighted average shares of common stock outstanding	11,850	12,117	12,079

Earnings per share - basic	$8.74	$6.62	$4.67

Earnings per share - diluted	$8.68	$6.43	$4.62

The calculation of diluted earnings per share excluded 358, 984 and 298 antidilutive options outstanding for the years ended December 31, 2020, 2019 and 2018, respectively. The calculation of diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 also excluded 2,658, 718 and 258 antidilutive restricted stock awards, respectively.

7. EQUITY

Authorized Shares

Pursuant to the Company’s Restated and Amended Certificate of Incorporation, the Company has the authority to issue 21,500,000 capital shares consisting of: (i) 20,000,000 shares of common stock having a par value of $0.001 per share and (ii) 1,500,000 shares of preferred stock having a par value $0.001 per share. As of December 31, 2020, there were approximately 11,822,000 and 0 shares of common stock and preferred stock issued, respectively.

Issuance of Additional Common Stock

On May 18, 2017, the stockholders of the Company approved the Medifast, Inc. Amended and Restated 2012 Share Incentive Plan (the “Amended and Restated 2012 Plan”) that increased the number of shares of the Company’s common stock that may be awarded under the Amended and Restated 2012 Plan by 600,000, to an aggregate of 1,600,000.

Stock Repurchase Plan

The Company implemented a stock repurchase plan on September 16, 2014 (the “Stock Repurchase Plan”). On September 12, 2019, the Company's Board of Directors authorized an additional 2,000,000 shares for repurchase under the Stock Repurchase Plan. The Company repurchased approximately 46,000 and 296,000 shares during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there were approximately 2,323,000 shares of common stock remaining under the Company’s Stock Repurchase Plan. There is no guarantee as to the exact number of shares of the Company’s common stock, if any, that will be repurchased under the Stock Repurchase Plan.

8. SHARE-BASED COMPENSATION

Stock Options:

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of December 31, 2020 generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $171.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield is computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the years ended December 31, 2020 and 2019, the Company did not grant stock options. The weighted average input assumptions used for the year ended December 31, 2018 were as follows:

2018

Expected term (in years)	6.4
Risk-free interest rate	2.64%
Expected volatility	33.30%
Dividend yield	2.87%

The number of stock options and weighted-average exercise prices as of December 31, 2020 and 2019 are as follows:

	2020		2019
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
(awards in thousands)
Outstanding at beginning of period	97	$52.53	107	$49.26
Exercised	(28)	57.79	(10)	28.21
Forfeited	(8)	68.45	-	-
Outstanding at end of the period	61	$48.19	97	$52.53
Exercisable at end of the period	44	$39.98	52	$40.96

As of December 31, 2020, the weighted-average remaining contractual life was 5.7 years with an aggregate intrinsic value of $9.2 million for outstanding stock options and the weighted-average remaining contractual life was 5.2 years with an aggregate intrinsic value of $6.9 million for exercisable options. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of December 31, 2020 was $0.2 million and is expected to be recognized over a weighted average period of 2.1 years. The Company received $1.6 million, $0.3 million and $0.5 million in cash proceeds from the exercise of stock options during the years ended December 31, 2020, 2019 and 2018, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $1.5 million, $1.0 million and $4.1 million, respectively.

Restricted Stock:

The Company has issued restricted stock to employees and nonemployee directors generally with vesting terms up to five years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. A summary of outstanding restricted stock activity as of December 31, 2020 and 2019 are as follows:

	2020		2019
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	46	$98.28	57	$50.55
Granted	43	113.87	29	130.89
Vested	(32)	88.71	(37)	45.83
Forfeited	(7)	108.86	(3)	167.48
Outstanding at end of the period	50	$116.06	46	$98.28

The Company withheld 0.0 million, 0.1 million and 0.0 million shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the years ended December 31, 2020, 2019 and 2018. The total fair value of restricted stock awards vested during the years ended December 31, 2020, 2019 and 2018 was $3.7 million, $4.7 million and $8.6 million, respectively.

Share-based compensation expense is recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income. The total costs during the years ended December 31, 2020, 2019 and 2018 was $6.8 million, $4.5 million, and $3.1 million, respectively. The total costs of the options and restricted stock awards was $3.5 million, $2.9 million and $2.2 million during the years ended December 31, 2020, 2019 and 2018, respectively. Included for the years ended December 31, 2020 and 2019 was $1.6 million and $0.7 million, respectively, for 16,637 and 17,780 performance-based share awards for certain other key executives granted in 2019. Also included for the year ended December 31, 2020 was $1.7 million for 27,525 performance-based share awards for certain key executives granted in 2020. Additionally, included in the years ended December 31, 2019 and 2018 was $0.3 million, respectively, for 63,300 performance-based share awards for certain key executives, and $0.6 million, respectively for 210,000 performance-

based share awards granted to our Chief Executive Officer. These 273,300 performance-based shares were fully vested on December 31, 2019.

The total income tax benefit recognized in the accompanying Consolidated Statements of Income for restricted stock awards was $1.4 million, $7.5 million and $2.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

There was $3.7 million of total unrecognized compensation cost related to restricted stock awards as of December 31, 2020, which is expected to be recognized over a weighted-average period of 1.6 years. There was $5.4 million of unrecognized compensation cost related to the 44,162 performance-based shares discussed above as of December 31, 2020, which is expected to be recognized over 1.8 years.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	December 31, 2020	December 31, 2019

Foreign currency translation	$(22)	$(1)
Unrealized gains on investment securities	63	26
Accumulated other comprehensive income	$41	$25

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

The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	December 31, 2020
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$159,754	$-	$-	$159,754	$159,754	$-

Level 1:
Money market accounts	3,969	-	-	3,969	3,969	-
Government & agency securities	2,829	45	-	2,874	-	2,874
	6,798	45	-	6,843	3,969	2,874

Level 2:
Municipal bonds	7,689	42	147	7,878	-	7,878

Total	$174,241	$87	$147	$174,475	$163,723	$10,752

	December 31, 2019
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$36,593	$-	$-	$36,593	$36,593	$-

Level 1:
Certificate of deposit	35,000	-	-	35,000	35,000	-
Money market accounts	5,381	-	-	5,381	5,381	-
Government & agency securities	2,832	2	-	2,834	-	2,834
	43,213	2	-	43,215	40,381	2,834

Level 2:
Municipal bonds	12,610	34	226	12,870	-	12,870

Total	$92,416	$36	$226	$92,678	$76,974	$15,704

The Company had no realized losses or gains for the years ended December 31, 2020, 2019 and 2018, respectively. The maturities of the Company’s investment securities generally range up to 3 years for municipal bonds and for government and agency securities.

11. INCOME TAXES

Income tax expense for the years ended December 31, 2020, 2019 and 2018 consisted of the following (in thousands):

	2020	2019	2018
Current
Federal	$28,520	$11,024	$16,398
State	2,285	1,825	1,048
Total current	30,805	12,849	17,446

Deferred
Federal	477	2,323	(2,393)
State	(77)	(729)	(89)
Foreign	201	4	(205)
Total deferred	601	1,598	(2,687)

Provision for income taxes	$31,406	$14,447	$14,759

The total provision for income taxes for the years ended December 31, 2020, 2019 and 2018 was $31.4 million, $14.5 million and $14.8 million, respectively. Those amounts have been allocated to the following financial statement items:

	2020	2019	2018

Income from operations	$31,406	$14,447	$14,759
Stockholders' equity, unrealized gains on
investment securities & foreign currency	14	75	43
Total provision for income taxes	$31,420	$14,522	$14,802

Significant components of the Company’s deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31, 2020	December 31, 2019

Reserves on inventory and sales	$753	$745
Credit and loss carryforwards	2,546	1,269
Stock compensation	1,015	756
Accrued expenses and deferred costs	3,274	2,465
Inventory capitalization	120	307
Lease obligations	2,178	3,288
Valuation allowance	(1,436)	-
Total deferred tax assets	8,450	8,830

Right-of-use assets	(2,032)	(3,114)
Unrealized loss on investment securities	(24)	(10)
Prepaid expenses	(1,022)	(1,034)
Depreciation	(4,680)	(3,365)
Total deferred tax liabilities	(7,758)	(7,523)

Net deferred tax assets	$692	$1,307

The reconciliation of the United States federal statutory tax provision to the Company’s provision for income taxes for the years ended December 31, 2020, 2019 and 2018 (in thousands, except percentages):

	2020		2019		2018
Statutory federal tax	$28,196	21.0%	$19,396	21.0%	$14,815	21.0%
State income taxes, net of federal benefit	1,470	1.1%	864	0.9%	769	1.1%
Foreign taxes
Hong Kong	94	0.1%	1	0.0%	81	0.1%
Singapore	107	0.1%	3	0.0%	93	0.2%
Share-based compensation - windfall	(415)	(0.3)%	(6,424)	(7.0)%	(1,852)	(2.6)%
Other permanent differences	1,218	0.9%	1,004	1.1%	615	0.8%
Research and development and jobs credits	(370)	(0.3)%	(579)	(0.6)%	(85)	(0.1)%
Valuation allowance	1,342	1.0%	-	0.0%	-	0.0%
Other	(236)	(0.2)%	182	0.2%	323	0.4%
Provision for income taxes	$31,406	23.4%	$14,447	15.6%	$14,759	20.9%

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). It amends the Internal Revenue Code to provide relief and supportive measures for taxpayers impacted by the outbreak of COVID-19 virus. The key components of the Act are as follows: eliminating taxable income limitation for certain net operating losses (“NOL”) and permitting carry back NOLs arising in 2018 , 2019 and 2020 to five prior tax years; accelerating refunds of previously generated Alternative Minimum Tax credit; increase business interest limitation from 30 percent to 50 percent of adjusted taxable income; amending depreciation for qualified improvement property (“QIP”) to 15- year property for QIP placed in service after December 31, 2017. The Company’s income tax provision provided under the CARES Act did not have a material impact on the year ended December 31, 2020. The Company has not placed into service material amount of QIP during tax years 2018 and 2019 but did place some amount of QIP into service these years. The impact to the Company’s 2020 earnings per common share was immaterial.

The Company has separate state and foreign net operating loss carry forwards totaling $25.6 million that start expiring in 2029. The company continues to utilize the net operating loss carry forwards in 2021. As of December 31, 2020, the Company has established a valuation allowance for the portion of the net operating loss carry forwards which is not expected to be realized.

12. LEASES AND COMMITMENTS

Operating Leases:

The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of December 31, 2020 and 2019, respectively, or for the years then ended.

Our leases relating to office and warehouse space have terms of 19 months to 122 months. Our leases relating to equipment have lease terms of 24 to 203 months, with certain of them having clauses relating to automatic renewal.

The Company’s warehouse agreements also contain non-lease components, in the form of payments towards variable logistics services and labor charges, which the Company is obligated to pay based on the services consumed by it. Such amounts are not included in the measurement of the lease liability but will be recognized as expense when they are incurred.

The operating lease expense was $3.6 million and $3.1 million for the years ended December 31, 2020 and 2019, respectively.

Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

	2020	2019

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$3,775	$3,025

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$887	$3,489

As of December 31, 2020, the weighted average remaining lease term was 3.7 years and the weighted average discount rate was 3.5%.

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2020 (in thousands):

2021	$3,991
2022	3,397
2023	1,851
2024	1,234
2025	1,248
Thereafter	203
Total lease payments	$11,924
Less: imputed interest	(763)
Total	$11,161

Unconditional purchase obligations:

At December 31, 2020, the Company had $41.6 million in unconditional purchase obligations primarily for inventories, outsourced information technology and Coach events.

13. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter
(in thousands, except per share amounts)	First	Second	Third	Fourth

2020
Revenue	$178,461	$219,999	$271,470	$264,912
Gross profit	135,240	159,300	204,036	199,239
Income from operations before income taxes	23,624	28,158	44,633	37,850
Net income	18,477	21,935	34,453	27,994
Basic earnings per share	1.57	1.86	2.93	2.38
Diluted earnings per share	1.56	1.86	2.91	2.36

2019
Revenue	$165,876	$187,103	$190,061	$170,632
Gross profit	125,147	140,710	142,933	128,068
Income from operations before income taxes	25,021	27,778	20,583	18,981
Net income	20,750	21,383	15,902	19,881
Basic earnings per share	1.75	1.80	1.36	1.71
Diluted earnings per share	1.70	1.75	1.32	1.66

EPS is computed independently for each of the quarters presented; accordingly, the sum of the quarterly earnings per share may not equal the total computed for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ended December 31, 2020.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

We rely extensively on information systems and technology to manage our business and summarize operating results. We have completed the implementation of a new global ERP system in the second quarter of 2020, which replaces our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The transition resulted in changes to our internal control over financial reporting as it pertains largely to our application and user access control environments.  We believe these changes, which generally introduced additional automation, provide the Company with a stronger internal control environment.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, was audited by RSM US LLP, our independent registered public accounting firm, as stated in their report appearing in our 2020 financial statements in Item 8 of this report under the captions entitled “Report of Independent Registered Public Accounting Firm.”

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

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2021 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2021 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2021 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2021 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2021 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report

1.	Consolidated Financial Statements

The Consolidated Financial Statements of Medifast, Inc. and related notes, together with the Reports of RSM US LLP dated February 26, 2021, are included in Part II, Item 8.

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

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 Current Report on Form 8-K (File No. 001-31573) filed on December 4, 2019).

4.1	Description of Securities (filed herewith).

10.1	Amended and Restated 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on May 10, 2017).*

10.2	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed on February 4, 2014).*

10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.5	Form of Performance-Based Deferred Share Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

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

10.12	Medifast, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-31573) filed on November 8, 2019).

10.13	Amendment to Medifast, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-31573) filed on November 3, 2020).

10.14	Separation Agreement dated March 31, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-31573) filed on April 3, 2020).

21.1	Subsidiaries of Medifast, Inc. (filed herewith).

23.1	Consent of RSM US LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101

The following financial statements from Medifast, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed February 26, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to the Consolidated Financial Statements (filed herewith).

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

MEDIFAST, INC.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard Chief Executive Officer (Principal Executive Officer)

Dated:	February 26, 2021

/s/ JAMES P. MALONEY
James P. Maloney Chief Financial Officer (Principal Financial Officer)

Dated:	February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY J. BROWN	Lead Director	February 26, 2021
Jeffrey J. Brown

/s/ KEVIN G. BYRNES	Director	February 26, 2021
Kevin G. Byrnes

/s/ DANIEL R. CHARD	Chairman and Chief Executive Officer	February 26, 2021
Daniel R. Chard

/s/ CONSTANCE J. HALLQUIST	Director	February 26, 2021
Constance J. Hallquist

/s/ MICHAEL A. HOER	Director	February 26, 2021
Michael A. Hoer

/s/ STEPHEN K. JOHNSON	Vice President Finance and Chief Accounting Officer	February 26, 2021
Stephen K. Johnson

/s/ JAMES P. MALONEY	Chief Financial Officer	February 26, 2021
James P. Maloney

/s/ SCOTT SCHLACKMAN	Director	February 26, 2021
Scott Schlackman

/s/ ANDREA B. THOMAS	Director	February 26, 2021
Andrea B. Thomas /s/ MING XIAN	Director	February 26, 2021
Ming Xian