Form 10-Q
period 2021-03-31
MEDIFAST INC
filed 2021-05-04
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the registrant’s common stock outstanding at April 26, 2021 was 11,761,104.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts & dividend data)

	Three months ended March 31,
	2021	2020

Revenue	$340,669	$178,461
Cost of sales	92,122	43,221
Gross profit	248,547	135,240

Selling, general, and administrative	195,748	111,707

Income from operations	52,799	23,533

Other income
Interest income, net	23	110
Other income (expense)	19	(19)
	42	91

Income from operations before income taxes	52,841	23,624

Provision for income taxes	11,778	5,147

Net income	$41,063	$18,477

Earnings per share - basic	$3.49	$1.57

Earnings per share - diluted	$3.46	$1.56

Weighted average shares outstanding
Basic	11,772	11,772
Diluted	11,881	11,824

Cash dividends declared per share	$1.42	$1.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in thousands)

	Three months ended March 31,
	2021	2020

Net income	$41,063	$18,477
Other comprehensive income, net of tax:
Foreign currency translation	78	(4)
Unrealized (losses) gains on investment securities	(16)	49

Other comprehensive income	62	45

Comprehensive income	$41,125	$18,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. dollars in thousands, except par value)

	March 31,	December 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$206,031	$163,723
Accounts receivable - net of doubtful accounts of $383 and $219 at
March 31, 2021 and December 31, 2020, respectively	88	584
Inventories	62,234	53,392
Investment securities	6,883	10,752
Prepaid expenses and other current assets	6,625	5,863
Total current assets	281,861	234,314

Property, plant and equipment - net of accumulated depreciation	31,107	27,633
Right-of-use assets	9,623	10,508
Other assets	3,112	2,937
Deferred tax assets	692	692

TOTAL ASSETS	$326,395	$276,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$141,250	$107,677
Current lease obligations	3,651	3,673
Total current liabilities	144,901	111,350

Lease obligations, net of current lease obligations	6,603	7,488
Total liabilities	151,504	118,838

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized;
11,839 and 11,822 issued and 11,761 and 11,772 outstanding
at March 31, 2021 and December 31, 2020, respectively	12	12
Additional paid-in capital	8,714	7,842
Accumulated other comprehensive income	103	41
Retained earnings	178,562	154,351
Less: treasury stock at cost, 76 and 46 shares at March 31, 2021 and December 31, 2020, respectively	(12,500)	(5,000)
Total stockholders' equity	174,891	157,246

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$326,395	$276,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollar in thousands)

	Three months ended March 31,
	2021	2020

Operating Activities
Net income	$41,063	$18,477
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	2,013	1,659
Share-based compensation	2,198	981
Amortization of premium on investment securities	28	95
Deferred income taxes	-	37
Change in operating assets and liabilities:
Accounts receivable	496	1,047
Inventories	(8,842)	888
Income taxes, prepaid	-	4,976
Prepaid expenses and other current assets	(762)	(1,397)
Other assets	(70)	(1,764)
Accounts payable and accrued expenses	29,202	1,736
Net cash flow provided by operating activities	65,326	26,735

Investing Activities
Sale and maturities of investment securities	3,720	1,000
Purchase of property and equipment	(4,598)	(294)
Net cash flow (used in) provided by investing activities	(878)	706

Financing Activities
Options exercised by executives and directors	481	-
Net shares repurchased for employee taxes	(1,807)	(487)
Cash dividends paid to stockholders	(13,392)	(13,254)
Stock repurchases	(7,500)	-
Net cash flow used in financing activities	(22,218)	(13,741)

Foreign currency impact	78	(4)

Increase in cash and cash equivalents	42,308	13,696
Cash and cash equivalents - beginning of period	163,723	76,974
Cash and cash equivalents - end of period	$206,031	$90,670

Supplemental disclosure of cash flow information:
Income taxes paid	$56	$80
Dividends declared included in accounts payable	$17,292	$13,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(U.S. dollars in thousands)

	Three months ended March 31, 2021
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2020	11,822	$12	$7,842	$41	$154,351	$(5,000)	$157,246
Net income	-	-	-	-	41,063	-	41,063
Share-based compensation	13	-	2,198	-	-	-	2,198
Options exercised by executives and directors	11	-	481	-	-	-	481
Net shares repurchased for employee taxes	(7)	-	(1,807)	-	-	-	(1,807)
Treasury stock from stock repurchases	-	-	-	-	-	(7,500)	(7,500)
Other comprehensive income	-	-	-	62	-	-	62
Cash dividends declared to stockholders	-	-	-	-	(16,852)	-	(16,852)

Balance, March 31, 2021	11,839	$12	$8,714	$103	$178,562	$(12,500)	$174,891

	Three months ended March 31, 2020
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2019	12,272	$12	$-	$25	$168,788	$(63,993)	$104,832
Net income	-	-	-	-	18,477	-	18,477
Share-based compensation	7	-	981	-	-	-	981
Net shares repurchased for employee taxes	(5)	-	(487)	-	-	-	(487)
Treasury stock retired from stock repurchases	(489)	-	-	-	(63,993)	63,993	-
Other comprehensive income	-	-	-	45	-	-	45
Cash dividends declared to stockholders	-	-	-	-	(13,099)	-	(13,099)

Balance, March 31, 2020	11,785	$12	$494	$70	$110,173	$-	$110,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Medifast, Inc. and its wholly-owned subsidiaries (“Medifast,” the “Company,” “we,” “us,” or “our”) included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and notes that are normally required by GAAP have been condensed or omitted. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”).

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2021. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2020 audited consolidated financial statements and notes thereto, which are included in the 2020 Form 10-K.

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

Accounting Pronouncements Adopted in 2021

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The standard also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. Upon adoption of the standard, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. On January 1, 2021, the Company adopted ASU 2019-12. There was no material impact on the Company’s condensed consolidated financial statements upon adoption.

2. INVENTORIES

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

Inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Raw materials	$11,159	$13,428
Packaging	2,510	4,071
Non-food finished goods	10,649	8,078
Finished goods	40,509	29,858
Reserve for obsolete inventory	(2,593)	(2,043)
Total	$62,234	$53,392

3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended March 31,
	2021	2020

Numerator:
Net income	$41,063	$18,477

Denominator:
Weighted average shares of common stock outstanding	11,772	11,772
Effect of dilutive common stock equivalents	109	52
Weighted average shares of common stock outstanding	11,881	11,824

Earnings per share - basic	$3.49	$1.57

Earnings per share - diluted	$3.46	$1.56

The calculation of diluted EPS excluded 0 and 1,413 antidilutive options outstanding for the three months ended March 31, 2021 and 2020, respectively. The calculation of diluted EPS also excluded 267 and 14,940 antidilutive restricted stock awards for the three months ended March 31, 2021 and 2020, respectively.

4. SHARE-BASED COMPENSATION

Stock Options

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of March 31, 2021, generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $171.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield is computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the three months ended March 31, 2021 and 2020, the Company did not grant stock options. The following table is a summary of our stock option activity:

	Three months ended March 31,
	2021		2020
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
(awards in thousands)
Outstanding at beginning of period	61	$48.19	97	$52.51
Exercised	(11)	42.62	-	-
Outstanding at end of the period	50	$49.43	97	$52.51
Exercisable at end of the period	41	$44.93	72	$46.86

As of March 31, 2021, the weighted-average remaining contractual life for outstanding stock options was 5.6 years with an aggregate intrinsic value of $8.3 million and the weighted-average remaining contractual life for exercisable stock options was 5.2 years with an aggregate intrinsic value of $6.8 million. The unrecognized compensation expense calculated under the fair value method for stock options expected to vest as of March 31, 2021 was $0.2 million and is expected to be recognized over a weighted average period of 1.9 years. For the three months ended March 31, 2021, the Company received $0.5 million in cash proceeds from the exercise of stock options. The total intrinsic value for stock options exercised during the three months ended March 31, 2021 was $2.3 million. For the three months ended March 31, 2020, there was no exercise activity of stock options.

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

	Three months ended March 31,
	2021		2020
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	50	$116.06	46	$98.28
Granted	17	253.03	29	100.68
Vested	(14)	109.14	(21)	66.73
Forfeited	-	-	(3)	105.29
Outstanding at end of the period	53	$157.80	51	$112.43

The Company withheld 6,814 and 4,718 shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the three months ended March 31, 2021 and 2020, respectively. The total fair value of restricted stock awards vested during the three months ended March 31, 2021 and 2020 was $3.9 million and $2.2 million, respectively.

The total share-based compensation charged against income was $2.2 million and $1.0 million during the three months ended March 31, 2021 and 2020, respectively. The total costs of the options and restricted stock awards charged against income was $0.9 million and $0.7 million during the three months ended March 31, 2021 and 2020, respectively. Included for the three months ended March 31, 2021 and 2020 was $0.7 million and $0.2 million, respectively, for 16,637 performance-based contingent shares for certain key executives granted in 2019. Also included for the three months ended March 31, 2021 and 2020 was $0.5 million and $0.1 million, respectively, for 27,525 and 25,738 performance-based contingent shares for certain key executives granted in 2020, respectively. Additionally, included for the three months ended March 31, 2021 was $0.1 million for 14,232 performance-based contingent shares for certain key executives granted in 2021.

The total income tax benefit recognized in the Condensed Consolidated Statements of Income for restricted stock awards was $1.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

There was $6.8 million of total unrecognized compensation cost related to restricted stock awards as of March 31, 2021, which is expected to be recognized over a weighted-average period of 2.4 years. There was $8.3 million of unrecognized compensation cost related to the 58,394 performance-based shares discussed above as of March 31, 2021, which is expected to be recognized over 2.1 years.

5. LEASES

Operating Leases

The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of March 31, 2021 and December 31, 2020, respectively, or for the three-month periods ended March 31, 2021 and 2020, respectively.

Our leases relating to office and warehouse space have lease terms of 19 to 122 months. Our leases relating to equipment have lease terms of 24 to 203 months, with certain leases having clauses relating to automatic renewal.

The Company’s warehouse agreements also contain non-lease components, in the form of payments towards variable logistics services and labor charges, which the Company is obligated to pay based on the services consumed by it. Such amounts are not included in the measurement of the lease liability but will be recognized as expense when they are incurred.

The operating lease expense was $1.0 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Three months ended March 31,
	2021	2020

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$1,002	$906

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$11	$-

As of March 31, 2021, the weighted average remaining lease term was 3.5 years and the weighted average discount rate was 3.5%.

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2021 (in thousands):

2021 (excluding the three months ended March 31, 2021)	$2,998
2022	3,400
2023	1,851
2024	1,234
2025	1,248
Thereafter	203
Total lease payments	$10,934
Less: imputed interest	(680)
Total	$10,254

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	March 31, 2021	December 31, 2020

Foreign currency translation	$56	$(22)
Unrealized gains on investment securities	47	63
Accumulated other comprehensive income	$103	$41

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

The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	March 31, 2021
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$198,186	$-	$-	$198,186	$198,186	$-

Level 1:
Money market accounts	7,845	-	-	7,845	7,845	-
Government & agency securities	2,828	36	11	2,875	-	2,875
	10,673	36	11	10,720	7,845	2,875

Level 2:
Municipal bonds	3,942	35	31	4,008	-	4,008

Total	$212,801	$71	$42	$212,914	$206,031	$6,883

	December 31, 2020
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$159,754	$-	$-	$159,754	$159,754	$-

Level 1:
Money market accounts	3,969	-	-	3,969	3,969	-
Government & agency securities	2,829	45	-	2,874	-	2,874
	6,798	45	-	6,843	3,969	2,874

Level 2:
Municipal bonds	7,689	42	147	7,878	-	7,878

Total	$174,241	$87	$147	$174,475	$163,723	$10,752

The Company had no realized losses or gains for the three months ended March 31, 2021 and 2020, respectively. The maturities of the Company’s investment securities generally range up to 2 years for municipal bonds and for government and agency securities.

8. SUBSEQUENT EVENT

Credit Agreement

On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement (the “Credit Agreement”; capitalized terms used herein and not otherwise defined are used as defined in the Credit Agreement) among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. The Credit Agreement provides for a $125.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. The Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Credit Agreement matures on April 13, 2026.

The Company’s obligations under the Credit Agreement are guaranteed by the Guarantors. The obligations of the Company and the Guarantors are secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions.

Under the Credit Agreement, the Company will pay to the administrative agent for the account of each revolving lender a commitment fee on a quarterly basis based on amounts committed but unused under the revolving facility from 0.20 to 0.40% per annum depending on the Company’s Total Net Leverage Ratio, as defined in the Credit Agreement. The Company is also obligated to pay the administrative agent customary fees for credit facilities of this size and type.

Revolver borrowings under the Credit Agreement bear interest at a rate per annum equal to (i) the Adjusted LIBOR Rate for the Interest Period therefor plus the Applicable Rate based on the Company’s Total Net Leverage Ratio (with customary provisions under the Credit Agreement providing for the replacement of LIBOR with a successor rate) or (ii) the Alternate Base Rate as in effect from time to time plus the Applicable Rate based on the Company’s Total Net Leverage Ratio. As of the Effective Date, the Applicable Rate for Eurodollar Loans is 1.25% per annum and the Applicable Rate for ABR Loans is 0.25% per annum.

The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments and change the nature of their businesses. The Credit Agreement also contains customary events of default, subject to thresholds and grace periods, including, among others, payment default, covenant default, cross default to other material indebtedness and judgment default. In addition, the Credit Agreement requires the Company to maintain a Total Net Leverage Ratio of no more than 3.00 to 1.00 and an Interest Coverage Ratio of at least 3.50 to 1.00.

The Company has no borrowings under the Credit Agreement as of the date of this report.

Recently Issued Accounting Pronouncements – Pending Adoption

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying accounting principles under GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met and to other derivative instruments if there is a change to the interest rates used for discounting, margining or contract price alignment. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by the new standard as it pertains to the Credit Agreement previously described.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Certain information in this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by use of phrases or terminology such as "intend," “anticipate,” “expects” or other similar words or the negative of such terminology. Similarly, descriptions of Medifast's objectives, strategies, plans, goals or targets contained herein are also considered forward-looking statements. These statements are based on the current expectations of the management of Medifast and are subject to certain events, risks, uncertainties and other factors. These risks and uncertainties include, but are not limited to, those described in our 2020 Form 10-K, this Form 10-Q and those described from time to time in our future reports filed with the SEC. Although Medifast believes that the expectations, statements and assumptions reflected in these forward-looking statements are reasonable, it cautions readers to always consider all of the risk factors and any other cautionary statements carefully in evaluating each forward-looking statement in this report. All of the forward-looking statements contained herein speak only as of the date of this report.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview

Medifast is the global company behind one of the fastest-growing health and wellness communities, OPTAVIA®, which offers Lifelong Transformation, One Healthy Habit at a Time®. Reflecting the success of our holistic approach to health and wellness, we have consistently grown revenue over the past five years. Of equal importance, we expect our differentiated model to deliver long-term growth in the foreseeable future.

Medifast has created a new business model by combining the most powerful aspects of direct selling, while eliminating those dimensions that have typically challenged other companies. Medifast is often compared to diet and weight loss-only companies or to multi-level marketing companies, but our model is different. We employ a differentiated direct-to-consumer sales model in which 91.0% of our revenue comes from subscription-based meal-plan orders.

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

We help clients achieve their health goals through a network of more than 52,000 independent OPTAVIA Coaches, 90.0% of whom were clients first, and have impacted 2.0 million lives to date. OPTAVIA Coaches introduce clients to a set of healthy habits, in most cases starting with the habit of healthy eating, and offer exclusive OPTAVIA-branded nutritional products, or Fuelings. Fuelings are nutrient-dense, portion-controlled, nutritionally interchangeable and simple to use. They are formulated with high-quality ingredients and are fortified with probiotic cultures, vitamins and minerals, as well as other nutrients essential for good health. Our products support the process of integrating healthy habits into our clients’ day-to-day lives.

The OPTAVIA coaching model is client-centric and boasts an energized health and wellness community. It promotes holistic health and wellness and positions healthy weight as a catalyst to greater lifestyle changes. OPTAVIA Coaches provide personalized support to clients and motivate them by sharing their passion for healthy living and lifestyle transformation. We believe this personal coaching is an essential factor in client success based on findings from a clinical study published in Obesity Science and Practice in 2018, which validated the OPTAVIA model when its meal plan was combined with education and support consistent with that provided by OPTAVIA Coaches.

The entrepreneurial spirit of our OPTAVIA Coaches is another key to our success, as they create a continuous cycle of growth, activating new clients, many of whom go on to become OPTAVIA Coaches. We offer economic incentives designed to support each OPTAVIA Coach’s long-term success, which we believe plays an important role in their financial wellness, providing the opportunity to improve their finances while changing the health trajectory of families, communities and generations.1

OPTAVIA Coaches are independent contractors, not employees, who support clients and market our products and services primarily through word of mouth, email and via social media channels such as Facebook, Instagram, Twitter and video conferencing platforms. As entrepreneurs, OPTAVIA Coaches market our products to friends, family and other acquaintances. OPTAVIA products are shipped directly to OPTAVIA clients who are working with an OPTAVIA Coach. OPTAVIA Coaches do not handle or deliver merchandise to clients. This arrangement frees our OPTAVIA Coaches from having to manage inventory and allows them to maintain an arms-length transactional relationship while focusing their attention on support and encouragement.

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

As we previously disclosed, global expansion is an important component of our long-term growth strategy. In July 2019, we commenced our international operations, entering into the Asia Pacific markets of Hong Kong and Singapore. Our decision to enter these markets was based on industry market research that reflects a dynamic shift in how health care is being prioritized and consumed in those countries. The Company outsources a distribution center in Hong Kong to give the Company adequate product distribution capacity for the foreseeable future in these markets.

COVID-19 Update

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic. As of April 2021, the virus continues to spread and has had a significant impact on worldwide economic activity and on macroeconomic conditions.

In response to the pandemic, many governments implemented policies intended to stop or slow the further spread of the disease, such as social distancing guidelines, shelter-in-place orders and other measures in response to the COVID-19

1 OPTAVIA makes no guarantee of financial success. Success with OPTAVIA results from successful sales efforts, which require hard work, diligence, skill, persistence, competence, and leadership.  Please see the OPTAVIA Income Disclosure Statement (http://bit.ly/idsOPTAVIA) for statistics on actual earnings of Coaches.

pandemic. Nutritional supplements and health foods have been designated critical/essential infrastructure in the U.S.  As a manufacturer and distributer of these products our manufacturing and distribution facilities remain fully operational to date and we have not experienced any meaningful disruption to our worldwide supply chain.  The Company’s priorities during the COVID-19 pandemic continue to be protecting the health and safety of our employees and OPTAVIA Coaches, and their families and we have undertaken numerous steps and instituted additional precautions to protect their safety and well-being, including:

●	instituting enhanced safety protocols, limited visitation to our plant and distribution center and rolling out additional sick leave (crisis pay) for our onsite essential employees;
●	successfully implementing a work-from-home plan for all non-essential employees to comply with guidelines from government and health officials and also extended crisis pay;
●	changing the July 2020 OPTAVIA convention from a live event to a virtual event;
●	prioritizing production to our highest volume products limiting our stock keeping unit (“SKU”) assortment to ensure that we are able to meet anticipated product demand across core items;
●	providing additional health and safety precautions in our headquarters, manufacturing and distribution centers, including use of personal protective equipment and frequent hand sanitization; and
●	process controls in relation to social distancing, visitors, travel and quarantine.

Vaccines are available in various countries and distribution of the vaccine also varies by country and in the U.S. by state. The duration and severity of this COVID-19 pandemic is uncertain, and the extent to which the pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates. Factors that could cause actual results to differ from management’s estimates include inherent uncertainties regarding the duration and further spread of the outbreak, its severity, government actions taken to contain the virus or treat its impact, changes in consumer behavior resulting from the pandemic and how quickly and to what extent normal economic and operating conditions can resume. The senior management team meets regularly to review and assess the status of the Company’s operations and health and safety of its various constituencies, and will continue to proactively respond to the situation and communicate with our supply chain partners to identify and mitigate risk and to manage inventory levels. The Company may take further actions that alter its business operations as may be required by governmental authorities, or that are determined to be in the best interests of employees, OPTAVIA Coaches and consumers.

These uncertainties make it challenging for our management to estimate our future business performance. However, we intend to continue to actively monitor the impact of COVID-19 and related developments on our business.

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

Overview of Results of Operations

Our product sales accounted for approximately 98.0% of our revenues for each of the three months ended March 31, 2021 and 2020.

The following tables reflect our income statements (in thousands, except percentages):

	Three months ended March 31,
	2021	2020	$ Change	% Change

Revenue	$340,669	$178,461	$162,208	90.9%
Cost of sales	92,122	43,221	(48,901)	(113.1)%
Gross profit	248,547	135,240	113,307	83.8%

Selling, general, and administrative	195,748	111,707	(84,041)	(75.2)%

Income from operations	52,799	23,533	29,266	124.4%

Other income
Interest income, net	23	110	(87)	(79.1)%
Other income (expense)	19	(19)	38	(200.0)%
	42	91	(49)	(53.8)%

Income from operations before income taxes	52,841	23,624	29,217	123.7%

Provision for income tax	11,778	5,147	(6,631)	(128.8)%

Net income	$41,063	$18,477	$22,586	122.2%

% of revenue
Gross profit	73.0%	75.8%
Selling, general, and administrative	57.5%	62.6%
Income from operations	15.5%	13.2%
Income from operations before income taxes	15.5%	13.2%

Revenue:  Revenue increased $162.2 million, or 90.9%, to $340.7 million for the three months ended March 31, 2021 from $178.5 million for the three months ended March 31, 2020. The average revenue per active earning OPTAVIA Coach was $6,454 for the three months ended March 31, 2021 compared to $5,333 for the three months ended March 31, 2020. Increase in the productivity per active earning OPTAVIA Coach for the quarter was driven by an increase in both the number of clients supported by each Coach as well as an increase in average client spend. The year-over-year growth in revenue resulted from more clients participating in our Optimal Weight 5 & 1  Plan®. OPTAVIA-branded products represented 88.9% of consumable units sold for the three months ended March 31, 2021 compared to 79.0% for the corresponding period in 2020. Consistent with business and brand strategy, the Company decided to sunset the Medifast-branded product line by the end of the second quarter of 2021.

Costs of sales:  Cost of sales increased $48.9 million, or 113.1%, to $92.1 million for the three months ended March 31, 2021 from the corresponding period in 2020. The increase in cost of sales was primarily driven by an increase in OPTAVIA product sales, higher product costs and shipping costs, as well as inventory write-offs related to the sunset of Medifast-branded product line. Acceleration of demand in OPTAVIA-branded products led to the increase in the Company’s use of co-manufacturers and the increased need to provide expedited shipments of our products to keep customer experience at acceptable levels in advance of our fulfillment capacity being fully on-line, both of these items increased costs.

Gross profit:  For the three months ended March 31, 2021, gross profit increased $113.3 million, or 83.8%, to $248.5 million from the corresponding period in 2020. As a percentage of revenue, gross profit decreased 280 basis points to 73.0% for 2021 from 75.8% for 2020. The decrease in gross profit as a percentage of revenue was primarily driven by higher product costs and shipping costs, as well as obsolescence costs associated with the sunset of Medifast-branded product line.

Selling, general, and administrative:  Selling, general, and administrative (“SG&A”) expenses were $195.7 million for the three months ended March 31, 2021, an increase of $84.0 million, or 75.2%, as compared to $111.7 million from the corresponding period in 2020. As a percentage of revenue, SG&A expenses were 57.5% as compared to 62.6% for the three months ended March 31, 2021 and 2020, respectively. The $84.0 million increase in SG&A for the quarter was primarily due to higher OPTAVIA commission expense, increased salaries and benefits related expenses for employees and increased credit card fees resulting from higher sales. SG&A expenses included research and development (“R&D”) costs of $1.0 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

OPTAVIA commission expense, which is a variable expense, increased $71.9 million, or 96.7%, to $146.2 million for the three months ended March 31, 2021 from $74.3 million for the corresponding period in 2020. The increase was primarily the result of increased OPTAVIA product sales. As OPTAVIA revenue increased as a portion of the Company’s total sales mix, the commission rate as a percentage of revenue increased 130 basis points to 42.9% for the first quarter of 2021 compared to 41.6% for the corresponding quarter last year. This trend is the result of the success we are experiencing with our growing OPTAVIA Integrated Coach Model. The total number of active earning OPTAVIA Coaches for the three months ended March 31, 2021 increased to 52,500 from 32,600 for the corresponding period in 2020, an increase of 61.0%.

Income from operations:  For the three months ended March 31, 2021, income from operations increased $29.3 million to $52.8 million from $23.5 million for the corresponding period in 2020 primarily as a result of increased gross profit partially offset by increased SG&A expenses. Income from operations as a percentage of revenue was 15.5% and 13.2% for the three months ended March 31, 2021 and 2020, respectively.

Other income:  For the three months ended March 31, 2021 and 2020, other income (including interest income) was $0.0 million and $0.1 million, respectively.

Income from operations before income taxes:  Income from operations before income taxes was $52.8 million for the three months ended March 31, 2021 as compared to $23.6 million for the three months ended March 31, 2020, an increase of $29.2 million. Income from operations before income taxes as a percentage of revenue increased to 15.5% for the three months ended March 31, 2021 from 13.2% for the three months ended March 31, 2020.

Provision for income tax:  For the three months ended March 31, 2021, the Company recorded $11.8 million in income tax expense, an effective tax rate of 22.3%, as compared to $5.1 million in income tax expense, an effective tax rate of 21.8%, for the three months ended March 31, 2020. The slight increase in the effective tax rate was primarily driven by an increase in the state income tax rate and limitations on the deductibility of officer compensation offset by an increase in the tax benefit of stock compensation.

Net income: Net income was $41.1 million and $18.5 million, or $3.46 and $1.56 per diluted share, for the three months ended March 31, 2021 and 2020, respectively. The period-over-period changes were driven by the factors described above.

Liquidity and Capital Resources

The Company had stockholders’ equity of $174.9 million and working capital of $137.0 million at March 31, 2021 as compared with $157.2 million and $123.0 million at December 31, 2020, respectively. The $17.7 million net increase in stockholders’ equity reflects $41.1 million in net income for the three months ended March 31, 2021 offset by $7.5 million spent on repurchases of the Company’s common stock and $16.9 million for declared dividends paid to holders of the Company’s common stock as well as the other equity transactions described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in our condensed consolidated financial statements included in this report. The Company declared a quarterly dividend of $1.42 per share on March 18, 2021, to stockholders of record as of March 30, 2021 that will be paid in the second quarter of 2021. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance that we will be able to continue to declare and pay dividends. The Company’s cash, cash equivalents and investment securities increased from $174.5 million at December 31, 2020 to $212.9 million at March 31, 2021.

Net cash provided by operating activities increased $38.6 million to $65.3 million for the three months ended March 31, 2021 from $26.7 million for the three months ended March 31, 2020 as a result of a $22.6 million increase in net income and $14.5 million increase in operating assets and liabilities.

Net cash used in investing activities was $0.9 million for the three months ended March 31, 2021 as compared to net cash provided by investing activities of $0.7 million for the three months ended March 31, 2020. This change resulted from a $4.3 million increase in cash used in capital expenditures for the three months ended March 31, 2021 from the corresponding period in 2020 partially offset by a $2.7 million increase in sale and maturities of investment securities.

Net cash used in financing activities increased $8.5 million to $22.2 million for the three months ended March 31, 2021 from $13.7 million for the three months ended March 31, 2020. This increase was due to a $7.5 million increase in stock repurchases and a $1.3 million increase in net shares repurchased for employee taxes.

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

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds and U.S. money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at March 31, 2021, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2020.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2021	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	-	$-	-	2,322,512
February 1 - February 28	6,814	265.25	-	2,322,512
March 1 - March 31	30,118	248.99	30,118	2,292,394

(1)	Shares of common stock were surrendered by employees to the Company to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock previously granted to such employees.
(2)	At the outset of the quarter ended March 31, 2021, there were 2,322,512 shares of the Company's common stock eligible for repurchase under the stock repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").

As of March 31, 2021, there were 2,292,394 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 Current Report on Form 8-K (File No. 001-31573) filed on December 4, 2019).

10.1	Medifast, Inc. Directors’ Deferred Compensation Plan (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed May 4, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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

Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 4, 2021

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 4, 2021