Form 10-Q
period 2021-06-30
MEDIFAST INC
filed 2021-08-04
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s common stock outstanding at July 27, 2021 was 11,729,968.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts & dividend data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue	$394,189	$219,999	$734,858	$398,460
Cost of sales	100,482	60,699	192,604	103,920
Gross profit	293,707	159,300	542,254	294,540

Selling, general, and administrative	232,273	131,201	428,021	242,908

Income from operations	61,434	28,099	114,233	51,632

Other (expense) income
Interest (expense) income	(67)	58	(44)	168
Other (expense) income	(22)	1	(3)	(18)
	(89)	59	(47)	150

Income from operations before income taxes	61,345	28,158	114,186	51,782

Provision for income taxes	14,382	6,223	26,160	11,370

Net income	$46,963	$21,935	$88,026	$40,412

Earnings per share - basic	$4.00	$1.86	$7.48	$3.43

Earnings per share - diluted	$3.96	$1.86	$7.42	$3.42

Weighted average shares outstanding
Basic	11,753	11,777	11,762	11,774
Diluted	11,858	11,821	11,869	11,822

Cash dividends declared per share	$1.42	$1.13	$2.84	$2.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net income	$46,963	$21,935	$88,026	$40,412
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(11)	2	67	(2)
Unrealized (losses) gains on investment securities	(17)	27	(33)	76

Other comprehensive (loss) income	(28)	29	34	74

Comprehensive income	$46,935	$21,964	$88,060	$40,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. dollars in thousands, except par value)

	June 30,	December 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$191,987	$163,723
Inventories	95,790	53,392
Investment securities	5,440	10,752
Prepaid expenses and other current assets	11,104	6,447
Total current assets	304,321	234,314

Property, plant and equipment - net of accumulated depreciation	37,376	27,633
Right-of-use assets	18,061	10,508
Other assets	3,784	2,937
Deferred tax assets	692	692

TOTAL ASSETS	$364,234	$276,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$149,022	$107,677
Current lease obligations	4,956	3,673
Total current liabilities	153,978	111,350

Lease obligations, net of current lease obligations	15,567	7,488
Total liabilities	169,545	118,838

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized;
11,738 and 11,822 issued and 11,731 and 11,772 outstanding
at June 30, 2021 and December 31, 2020, respectively	12	12
Additional paid-in capital	10,606	7,842
Accumulated other comprehensive income	75	41
Retained earnings	185,343	154,351
Less: treasury stock at cost, 5 and 46 shares at June 30, 2021 and December 31, 2020, respectively	(1,347)	(5,000)
Total stockholders' equity	194,689	157,246

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$364,234	$276,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollar in thousands)

	Six months ended June 30,
	2021	2020

Operating Activities
Net income	$88,026	$40,412
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	4,640	3,481
Share-based compensation	4,344	2,117
Amortization of premium on investment securities	49	182
Deferred income taxes	-	(764)
Change in operating assets and liabilities:
Inventories	(42,398)	10,191
Income taxes, prepaid	-	5,169
Prepaid expenses and other current assets	(4,657)	260
Other assets	(762)	(2,446)
Accounts payable and accrued expenses	36,962	25,651
Net cash flow provided by operating activities	86,204	84,253

Investing Activities
Sale and maturities of investment securities	5,145	1,000
Purchase of property and equipment	(12,196)	(583)
Net cash flow (used in) provided by investing activities	(7,051)	417

Financing Activities
Options exercised by executives and directors	702	1,250
Net shares repurchased for employee taxes	(1,833)	(496)
Cash dividends paid to stockholders	(30,095)	(26,568)
Stock repurchases	(19,730)	(5,000)
Net cash flow used in financing activities	(50,956)	(30,814)

Foreign currency impact	67	(2)

Increase in cash and cash equivalents	28,264	53,854
Cash and cash equivalents - beginning of the period	163,723	76,974
Cash and cash equivalents - end of period	$191,987	$130,828

Supplemental disclosure of cash flow information:
Income taxes paid	$26,751	$120
Dividends declared included in accounts payable	$17,531	$13,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(U.S. dollars in thousands)

	Six months ended June 30, 2021
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2020	11,822	$12	$7,842	$41	$154,351	$(5,000)	$157,246
Net income	-	-	-	-	41,063	-	41,063
Share-based compensation	13	-	2,198	-	-	-	2,198
Options exercised by executives and directors	11	-	481	-	-	-	481
Net shares repurchased for employee taxes	(7)	-	(1,807)	-	-	-	(1,807)
Treasury stock from stock repurchases	-	-	-	-	-	(7,500)	(7,500)
Other comprehensive income	-	-	-	62	-	-	62
Cash dividends declared to stockholders	-	-	-	-	(16,852)	-	(16,852)

Balance, March 31, 2021	11,839	$12	$8,714	$103	$178,562	$(12,500)	$174,891
Net income	-	-	-	-	46,963	-	46,963
Share-based compensation	10	-	1,697	-	142	-	1,839
Options exercised by executives and directors	3	-	221	-	-	-	221
Net shares repurchased for employee taxes	-	-	(26)	-	-	-	(26)
Other comprehensive loss	-	-	-	(28)	-	-	(28)
Treasury stock from stock repurchases	-	-	-	-	-	(12,230)	(12,230)
Treasury stock retired from stock repurchases	(114)	-	-	-	(23,383)	23,383	-
Cash dividends declared to stockholders	-	-	-	-	(16,941)	-	(16,941)

Balance, June 30, 2021	11,738	12	10,606	75	185,343	(1,347)	194,689

	Six months ended June 30, 2020
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2019	12,272	$12	$-	$25	$168,788	$(63,993)	$104,832
Net income	-	-	-	-	18,477	-	18,477
Share-based compensation	7	-	981	-	-	-	981
Net shares repurchased for employee taxes	(5)	-	(487)	-	-	-	(487)
Treasury stock retired from stock repurchases	(489)	-	-	-	(63,993)	63,993	-
Other comprehensive income	-	-	-	45	-	-	45
Cash dividends declared to stockholders	-	-	-	-	(13,099)	-	(13,099)

Balance, March 31, 2020	11,785	$12	$494	$70	$110,173	$-	$110,749
Net income	-	-	-	-	21,935	-	21,935
Share-based compensation	-	-	1,136	-	-	-	1,136
Options exercised by executives and directors	21	-	1,250	-	-	-	1,250
Net shares repurchased for employee taxes	-	-	(9)	-	-	-	(9)
Other comprehensive income	-	-	-	29	-	-	29
Treasury stock from stock repurchases	-	-	-	-	-	(5,000)	(5,000)
Cash dividends declared to stockholders	-	-	-	-	(13,354)	-	(13,354)

Balance, June 30, 2020	11,806	12	2,871	99	118,754	(5,000)	116,736

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

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2021. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2020 audited consolidated financial statements and notes thereto, which are included in the 2020 Form 10-K.

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

Recently Issued Accounting Pronouncements – Pending Adoption

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying accounting principles under GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met and to other derivative instruments if there is a change to the interest rates used for discounting, margining or contract price alignment. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by the new standard as it pertains to the Credit Agreement disclosed in Note 8.

2. INVENTORIES

Inventories consist principally of raw materials, non-food finished goods and packaged meal replacements held in the Company’s warehouses and outsourced distribution centers. Inventories are stated at the lower of cost or net realizable value, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs. On a quarterly basis, management reviews inventories for unsalable or obsolete inventories.

Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Raw materials	$9,485	$13,428
Packaging	3,010	4,071
Non-food finished goods	12,260	8,078
Finished goods	73,071	29,858
Reserve for obsolete inventory	(2,036)	(2,043)
Total	$95,790	$53,392

3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Numerator:
Net income	$46,963	$21,935	$88,026	$40,412

Denominator:
Weighted average shares of common stock outstanding	11,753	11,777	11,762	11,774
Effect of dilutive common stock equivalents	105	44	107	48
Weighted average shares of common stock outstanding	11,858	11,821	11,869	11,822

Earnings per share - basic	$4.00	$1.86	$7.48	$3.43

Earnings per share - diluted	$3.96	$1.86	$7.42	$3.42

The calculation of diluted EPS excluded 0 and 934 antidilutive options outstanding for the three months ended June 30, 2021 and 2020, respectively, and 0 and 965 antidilutive options outstanding for the six months ended June 30, 2021 and 2020, respectively.  The calculation of diluted EPS also excluded 179 and 5,774 antidilutive restricted stock awards for the three months ended June 30, 2021 and 2020, respectively, and 140 and 10,626 antidilutive restricted stock awards for the six months ended June 30, 2021 and 2020, respectively. EPS is computed independently for each of the periods presented above, and accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.

4. SHARE-BASED COMPENSATION

Stock Options

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of June 30, 2021, generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield is computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the six months ended June 30, 2021 and 2020, the Company did not grant stock options.

The following table is a summary of our stock option activity:

	Six months ended June 30,
	2021		2020
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
(awards in thousands)
Outstanding at beginning of period	61	$48.19	97	$52.53
Exercised	(14)	50.58	(21)	57.91
Forfeited	-	-	(6)	68.84
Outstanding at end of the period	47	$47.51	70	$49.36
Exercisable at end of the period	38	$42.18	51	$42.15

As of June 30, 2021, the weighted-average remaining contractual life for outstanding stock options was 5.3 years with an aggregate intrinsic value of $11.4 million and the weighted-average remaining contractual life for exercisable stock options was 4.9 years with an aggregate intrinsic value of $9.1 million. The unrecognized compensation expense calculated under the fair value method for stock options expected to vest as of June 30, 2021 was $0.2 million and is expected to be recognized over a weighted average period of 1.6 years. For the six months ended June 30, 2021, the Company received $0.7 million in cash proceeds from the exercise of stock options. The total intrinsic value for stock options exercised during the six months ended June 30, 2021 was $2.9 million. For the six months ended June 30, 2020, the Company received $1.3 million in cash proceeds from the exercise of stock options. The total intrinsic value for stock options exercised during the six months ended June 30, 2020 was $0.9 million.

Restricted Stock

The Company has issued restricted stock to employees and nonemployee directors generally with vesting terms up to five years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period.

The following table summarizes our restricted stock activity:

	Six months ended June 30,
	2021		2020
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	50	$116.06	46	$98.28
Granted	21	267.15	41	111.94
Vested	(25)	113.91	(29)	82.99
Forfeited	(2)	154.91	(4)	107.50
Outstanding at end of the period	44	$182.96	54	$116.00

The Company withheld 6,927 and 5,208 shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the six months ended June 30, 2021 and 2020, respectively. The total fair value of restricted stock awards vested during the six months ended June 30, 2021 and 2020 was $6.7 million and $3.2 million, respectively.

The total share-based compensation charged against income was $2.1 million and $1.1 million during the three months ended June 30, 2021 and 2020, respectively, and $4.3 million and $2.1 million during the six months ended June 30, 2021 and 2020, respectively. The total costs of the options and restricted stock awards charged against income was $1.1 million and $0.7 million during the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $1.5 million during the six months ended June 30, 2021 and 2020. Included for the three and six months ended June 30, 2021 was $0.4 million and $1.1 million, respectively, for 15,834 performance-based contingent shares and for the three and six months ended June 30, 2020 was $0.2 million and $0.3 million, respectively, for 16,637 performance-based contingent shares for certain key executives granted in 2019. Also included for the three and six months ended June 30, 2021 was $0.4 million and $0.8 million, respectively, for 25,999 performance-based contingent shares and for the three and six months ended June 30, 2020 was $0.2 million and $0.3 million, respectively, for 25,738 performance-based contingent shares for certain key executives granted in 2020. Additionally, included for the three and six months ended June 30, 2021 was $0.2 million and $0.3 million, respectively, for 13,512 performance-based contingent shares for certain key executives granted in 2021.

The total income tax benefit recognized in the Condensed Consolidated Statements of Income for restricted stock awards was $0.9 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and was $2.1 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively.

There was $7.0 million of total unrecognized compensation cost related to restricted stock awards as of June 30, 2021, which is expected to be recognized over a weighted-average period of 2.0 years. There was $6.8 million of unrecognized compensation cost related to the 55,345 performance-based shares discussed above as of June 30, 2021, which is expected to be recognized over 1.9 years.

5. LEASES

Operating Leases

The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of June 30, 2021 and 2020, respectively, or for the six-month periods then ended, respectively.

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

The operating lease expense was $1.4 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, and was $2.4 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively.

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Six months ended June 30,
	2021	2020

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$2,005	$1,814

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$9,745	$-

As of June 30, 2021, the weighted average remaining lease term was 4.5 years and the weighted average discount rate was 2.3%.

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2021 (in thousands):

2021 (excluding the six months ended June 30, 2021)	$2,490
2022	5,540
2023	4,080
2024	3,515
2025	3,591
Thereafter	2,324
Total lease payments	$21,540
Less: imputed interest	(1,017)
Total	$20,523

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	June 30, 2021	December 31, 2020

Foreign currency translation	$45	$(22)
Unrealized gains on investment securities	30	63
Accumulated other comprehensive income	$75	$41

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

The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	June 30, 2021
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$182,694	$-	$-	$182,694	$182,694	$-

Level 1:
Money market accounts	9,293	-	-	9,293	9,293	-
Government & agency securities	1,403	26	-	1,429	-	1,429
	10,696	26	-	10,722	9,293	1,429

Level 2:
Municipal bonds	3,921	28	62	4,011	-	4,011

Total	$197,311	$54	$62	$197,427	$191,987	$5,440

	December 31, 2020
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$159,754	$-	$-	$159,754	$159,754	$-

Level 1:
Money market accounts	3,969	-	-	3,969	3,969	-
Government & agency securities	2,829	45	-	2,874	-	2,874
	6,798	45	-	6,843	3,969	2,874

Level 2:
Municipal bonds	7,689	42	147	7,878	-	7,878

Total	$174,241	$87	$147	$174,475	$163,723	$10,752

The Company had no realized losses or gains for the three and six months ended June 30, 2021 and 2020, respectively. The maturities of the Company’s investment securities generally range up to 2 years for municipal bonds and for government and agency securities.

8. DEBT

Credit Agreement

On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement (the “Credit Agreement”) among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. The Credit Agreement provides for a $125.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. The Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Credit Agreement matures on April 13, 2026.

The Company’s obligations under the Credit Agreement are guaranteed by the Guarantors. The obligations of the Company and the Guarantors are secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions.

Under the Credit Agreement, the Company will pay to the administrative agent for the account of each revolving lender a commitment fee on a quarterly basis based on amounts committed but unused under the revolving facility from 0.20 to 0.40% per annum depending on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement). The Company is also obligated to pay the administrative agent customary fees for credit facilities of this size and type.

Revolving borrowings under the Credit Agreement bear interest at a rate per annum equal to (i) the Adjusted LIBOR Rate for the interest period plus the Applicable Rate (as defined in the Credit Agreement) based on the Company’s Total Net Leverage Ratio (with customary provisions under the Credit Agreement providing for the replacement of LIBOR with a successor rate) or (ii) the Alternate Base Rate (as defined in the Credit Agreement) as in effect from time to time plus the Applicable Rate based on the Company’s Total Net Leverage Ratio. As of the date of this report, the Applicable Rate for Eurodollar Loans is 1.25% per annum and the Applicable Rate for ABR Loans is 0.25% per annum.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Certain information in this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by use of phrases or terminology such as "intend," “anticipate,” “expects” or other similar words or the negative of such terminology. Similarly, descriptions of Medifast's objectives, strategies, plans, goals or targets contained herein are also considered forward-looking statements. These statements are based on the current expectations of the management of Medifast and are subject to certain events, risks, uncertainties and other factors. These risks and uncertainties include, but are not limited to, those described in our 2020 Form 10-K and those described from time to time in our future reports filed with the SEC. Although Medifast believes that the expectations, statements and assumptions reflected in these forward-looking statements are reasonable, it cautions readers to always consider all of the risk factors and any other cautionary statements carefully in evaluating each forward-looking statement in this report. All of the forward-looking statements contained herein speak only as of the date of this report.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview

Medifast is the global company behind one of the fastest-growing health and wellness communities, OPTAVIA®, which offers Lifelong Transformation, One Healthy Habit at a Time®. Reflecting the success of our holistic approach to health and wellness, we have consistently grown revenue over the past five years. Of equal importance, we expect our differentiated model to continue to deliver growth in the foreseeable future.

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

Our OPTAVIA brand offers a highly competitive and effective lifestyle solution centered on developing new healthy habits through smaller, foundational changes called micro-habits. The program is built around four key components:

●	Independent OPTAVIA Coaches: Provide individualized support and guidance to clients on the path to optimal health and wellbeing.
●	OPTAVIA Community: A Community of like-hearted people providing each other with real-time connection and support.
●	The Habits of Health® Transformational System: A proprietary system which offers easy steps to a sustainably healthy lifestyle.
●	Products & Plans: Clinically proven plans and scientifically developed OPTAVIA-branded nutritional products, called “Fuelings,” backed by dietitians, scientists and physicians.

We help clients achieve their health goals through a network of more than 59,000 independent OPTAVIA Coaches, 90.7% of whom were clients first, and have impacted 2.0 million lives to date. OPTAVIA Coaches introduce clients to a set of healthy habits, in most cases starting with the habit of healthy eating, and offer exclusive OPTAVIA-branded nutritional products, or Fuelings. Fuelings are nutrient-dense, portion-controlled, nutritionally interchangeable and simple to use. They are formulated with high-quality ingredients and are fortified with probiotic cultures, vitamins and minerals, as well as other nutrients essential for good health. Our products support the process of integrating healthy habits into our clients’ day-to-day lives.

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

We are one of the fastest growing health and wellness companies in the United States, with a large and growing market opportunity. Our scalable coach-based model drives both client success and growth. We believe our continued investment in fostering a robust community around our OPTAVIA brand and our OPTAVIA Coaching Model will continue to drive a sustainable, repeatable business rhythm focused on our mission of offering the world Lifelong Transformation, One Healthy Habit at a Time.

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

In response to the pandemic, many governments implemented policies intended to stop or slow the further spread of the disease, such as social distancing guidelines, shelter-in-place orders and other measures in response to the COVID-19 pandemic. Nutritional supplements and health foods have been designated critical/essential infrastructure in the U.S.  As a manufacturer and distributer of these products our manufacturing and distribution facilities remain fully operational to date and we have not experienced any meaningful disruption to our worldwide supply chain.  The Company’s priorities

1 OPTAVIA makes no guarantee of financial success. Success with OPTAVIA results from successful sales efforts, which require hard work, diligence, skill, persistence, competence, and leadership.  Please see the OPTAVIA Income Disclosure Statement (http://bit.ly/idsOPTAVIA) for statistics on actual earnings of Coaches.

during the COVID-19 pandemic continue to be protecting the health and safety of our employees and OPTAVIA Coaches, and their families and we have undertaken numerous steps and instituted additional precautions to protect their safety and well-being, including:

●	instituting enhanced safety protocols to comply with guidelines from government and health officials, limited visitation to our plant and distribution center and rolling out additional sick leave (crisis pay) for our onsite essential employees;
●	successfully implementing a work-from-home plan for all non-essential employees to comply with guidelines from government and health officials and also extended crisis pay;
●	prioritizing production to our highest volume products limiting our stock keeping unit (“SKU”) assortment to ensure that we are able to meet anticipated product demand across core items;
●	providing additional health and safety precautions in our headquarters, manufacturing and distribution centers, including use of personal protective equipment and frequent hand sanitization; and
●	process controls in relation to social distancing, visitors, travel and quarantine.

Although vaccines are available in various countries where we operate, it is possible the COVID-19 pandemic could further impact our operations and the operations of our suppliers and vendors, particularly in light of the potential of variant strains of the virus to cause a resumption of high levels of infection and hospitalization. Should that occur, the extent to which the pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current expectations. Factors that could cause actual results to differ from management’s expectations include inherent uncertainties regarding the duration and further spread of the outbreak, its severity, government actions taken to contain the virus or treat its impact, changes in consumer behavior resulting from the pandemic and how quickly and to what extent normal economic and operating conditions can resume. The senior management team meets regularly to review and assess the status of the Company’s operations and health and safety of its various constituencies, and will continue to proactively respond to the situation and communicate with our supply chain partners to identify and mitigate risk and to manage inventory levels. The Company may take further actions that alter its business operations as may be required by governmental authorities, or that are determined to be in the best interests of employees, OPTAVIA Coaches and consumers.

These uncertainties make it challenging for our management to estimate our future business performance. However, we intend to continue to actively monitor the impact of COVID-19 and related developments on our business and will update our practices accordingly, as we have done throughout the pandemic.

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

Overview of Results of Operations

Our product sales accounted for approximately 98.0% of our revenues for each of the three and six months ended June 30, 2021 and 2020, respectively.

The following tables reflect our income statements (in thousands, except percentages):

	Three months ended June 30,
	2021	2020	$ Change	% Change

Revenue	$394,189	$219,999	$174,190	79.2%
Cost of sales	100,482	60,699	(39,783)	(65.5)%
Gross profit	293,707	159,300	134,407	84.4%

Selling, general, and administrative	232,273	131,201	(101,072)	(77.0)%

Income from operations	61,434	28,099	33,335	118.6%

Other (expense) income
Interest (expense) income	(67)	58	(125)	(215.5)%
Other (expense) income	(22)	1	(23)	(2300.0)%
	(89)	59	(148)	(250.8)%

Income from operations before income taxes	61,345	28,158	33,187	117.9%

Provision for income tax	14,382	6,223	(8,159)	(131.1)%

Net income	$46,963	$21,935	$25,028	114.1%

% of revenue
Gross profit	74.5%	72.4%
Selling, general, and administrative costs	58.9%	59.6%
Income from operations	15.6%	12.8%
Income from operations before income taxes	15.6%	12.8%

	Six months ended June 30,
	2021	2020	$ Change	% Change

Revenue	$734,858	$398,460	$336,398	84.4%
Cost of sales	192,604	103,920	(88,684)	(85.3)%
Gross Profit	542,254	294,540	247,714	84.1%

Selling, general, and administrative	428,021	242,908	(185,113)	(76.2)%

Income from operations	114,233	51,632	62,601	121.2%

Other (expense) income
Interest (expense) income	(44)	168	(212)	(126.2)%
Other expense	(3)	(18)	15	(83.3)%
	(47)	150	(197)	(131.3)%

Income from operations before income taxes	114,186	51,782	62,404	120.5%

Provision for income taxes	26,160	11,370	(14,790)	(130.1)%

Net income	$88,026	$40,412	$47,614	117.8%

% of revenue
Gross Profit	73.8%	73.9%
Selling, general, and administrative costs	58.2%	61.0%
Income from Operations	15.5%	13.0%
Income from operations before income taxes	15.5%	13.0%

Revenue:  Revenue increased $174.2 million, or 79.2%, to $394.2 million for the three months ended June 30, 2021 from $220.0 million for the three months ended June 30, 2020. The average revenue per active earning OPTAVIA Coach was $6,662 for the three months ended June 30, 2021 compared to $5,851 for the three months ended June 30, 2020. Increase in the productivity per active earning OPTAVIA Coach for the quarter was driven by an increase in both the number of clients supported by each Coach as well as an increase in average client spend. Revenue increased $336.4 million, or 84.4%, to $734.9 million for the six months ended June 30, 2021 from $398.5 million for the six months ended June 30, 2020. This increase in revenue for the quarter and six months ended June 30, 2021 was primarily driven by the growth in active earning OPTAVIA Coach count and increase in the productivity per active earning OPTAVIA Coach, which resulted in more clients participating in our Optimal Weight 5 & 1 Plan®. OPTAVIA-branded products represented 94.1% of consumable units sold for the three months ended June 30, 2021 compared to 83.0% for the corresponding period in 2020 and 91.7% of consumable units sold for the six months ended June 30, 2021 compared to 81.0% for the corresponding period in 2020. Consistent with business and brand strategy, the Company has completed the sunset of the Medifast-branded product line during the quarter ended June 30, 2021.

Cost of sales:  Cost of sales increased $39.8 million, or 65.5%, to $100.5 million for the three months ended June 30, 2021 from the corresponding period in 2020 and increased $88.7 million, or 85.3%, to $192.6 million for the six months ended June 30, 2021 from the corresponding period in 2020. The increase in cost of sales was primarily driven by an increase in OPTAVIA product sales, higher product costs and shipping costs, as well as inventory write-offs related to the sunset of the Medifast-branded product line. In addition, acceleration of demand in OPTAVIA-branded products led to the increase in the Company’s use of co-manufacturers, which further increased cost of sales.

Gross profit:  For the three months ended June 30, 2021, gross profit increased $134.4 million, or 84.4%, to $293.7 million from the corresponding period in 2020. As a percentage of revenue, gross profit increased 210 basis points to 74.5% for 2021 from 72.4% for 2020. For the six months ended June 30, 2021, gross profit increased $247.7 million, or 84.1%, to $542.3 million from the corresponding period in 2020. As a percentage of sales, gross margin remained flat at 73.8% for the six months ended June 30, 2021 as compared to the corresponding period in 2020. The increase in gross margin percentage for the quarter was primarily the result of promotional activity we rolled out during the second quarter of 2020 that did not occur in the second quarter of 2021.

Selling, general, and administrative:  Selling, general, and administrative (“SG&A”) expenses were $232.3 million for the three months ended June 30, 2021, an increase of $101.1 million, or 77.0%, as compared to $131.2 million from the corresponding period in 2020. As a percentage of revenue, SG&A expenses were 58.9% as compared to 59.6% for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, SG&A expenses increased $185.1 million, or 76.2%, to $428.0 million from $242.9 million for the corresponding period in 2020. As a percentage of sales, SG&A expenses were 58.2% for the six months ended June 30, 2021 as compared to 61.0% for the corresponding period in 2020. The increase in SG&A for the quarter and six months ended June 30, 2021 were primarily due to higher OPTAVIA commission expense, increased salaries and benefits related expenses for employees, increased consulting costs related to information technology projects, and increased credit card fees resulting from higher sales. SG&A expenses included research and development (“R&D”) costs of $1.1 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $2.2 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

OPTAVIA commission expense, which is a variable expense, increased $80.4 million, or 87.5%, to $172.4 million for the three months ended June 30, 2021 from $92.0 million for the corresponding period in 2020. For the six months ended June 30, 2021, OPTAVIA commission expense increased $152.3 million, or 91.6%, to $318.7 million from $166.3 million for the corresponding period in 2020.  The increase was primarily the result of increased OPTAVIA product sales. This trend is the result of the success we are experiencing with our growing OPTAVIA Integrated Coach Model. The total number of active earning OPTAVIA Coaches for the three months ended June 30, 2021 increased to 59,200 from 36,500 for the corresponding period in 2020, an increase of 62.2%. As OPTAVIA revenue increased as a portion of the Company’s total sales mix, the commission rate as a percentage of revenue increased 190 basis points to 43.7% for the second quarter of 2021 compared to 41.8% for the second quarter last year and increased 170 basis points to 43.4% for the six months ended June 30, 2021 compared to 41.7% for the corresponding period in 2020.

Income from operations:  For the three months ended June 30, 2021, income from operations increased $33.3 million to $61.4 million from $28.1 million for the corresponding period in 2020 primarily as a result of increased gross profit partially offset by increased SG&A expenses. Income from operations as a percentage of revenue was 15.6% and 12.8% for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2020, income from operations increased $62.6 million to $114.2 million from $51.6 million for the corresponding period in 2020 primarily as a result of increased gross profits partially offset by increased SG&A expenses. Income from operations as a percentage of sales was 15.5% and 13.0% for the six months ended June 30, 2021 and 2020, respectively.

Income from operations before income taxes:  Income from operations before income taxes was $61.3 million for the three months ended June 30, 2021 as compared to $28.2 million for the three months ended June 30, 2020, an increase of $33.1 million. Income from operations before income taxes as a percentage of revenue increased to 15.6% for the three months ended June 30, 2021 from 12.8% for the three months ended June 30, 2020. Income from operations before income taxes was $114.2 million for the six months ended June 30, 2021 as compared to $51.8 million for the six months ended June 30, 2020. Income from operations before income taxes as a percentage of sales increased to 15.5% for the six months ended June 30, 2021 from 13.0% for the six months ended June 30, 2020.

Provision for income tax:  For the three months ended June 30, 2021, the Company recorded $14.4 million in income tax expense, an effective tax rate of 23.4%, as compared to $6.2 million in income tax expense, an effective tax rate of 22.1%, for the three months ended June 30, 2020. For the six months ended June 30, 2021, the Company recorded $26.2 million in income tax expense, an effective rate of 22.9%, as compared to $11.4 million in income tax expense, an effective rate of 22.0%, for the six months ended June 30, 2020. The increase in the effective tax rate for the quarter and six months ended June 30, 2021 was primarily driven by an increase in the state income tax rate and limitations on the deductibility of officer compensation offset by an increase in the tax benefit of stock compensation.

Net income: Net income was $47.0 million and $88.0 million, or $3.96 and $7.42 per diluted share, for the three and six months ended June 30, 2021 as compared to $21.9 million and $40.4 million, or $1.86 and $3.42 per diluted share, for the three and six months ended June 30, 2020. The period-over-period changes were driven by the factors described above in the explanations from operations.

Liquidity and Capital Resources

The Company had stockholders’ equity of $194.7 million and working capital of $150.3 million at June 30, 2021 as compared with $157.2 million and $123.0 million at December 31, 2020, respectively. The $37.5 million net increase in stockholders’ equity reflects $88.0 million in net income for the six months ended June 30, 2021 offset by $19.7 million spent on repurchases of the Company’s common stock and $33.8 million for declared dividends paid to holders of the Company’s common stock as well as the other equity transactions described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in our condensed consolidated financial statements included in this report. The Company declared a quarterly dividend of $1.42 per share on June 3, 2021, to stockholders of record as of June 22, 2021 that will be paid in the third quarter of 2021. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance that we will be able to continue to declare and pay dividends. The Company’s cash, cash equivalents and investment securities increased from $174.5 million at December 31, 2020 to $197.4 million at June 30, 2021.

Net cash provided by operating activities increased $1.9 million to $86.2 million for the six months ended June 30, 2021 from $84.3 million for the six months ended June 30, 2020 primarily driven by a $47.6 million increase in net income offset by $49.7 million decrease in net cash flow from operating assets and liabilities.

Net cash used in investing activities was $7.1 million for the six months ended June 30, 2021 as compared to net cash provided by investing activities of $0.4 million for the six months ended June 30, 2020. This change resulted from a $11.6 million increase in cash used in capital expenditures for the six months ended June 30, 2021 from the corresponding period in 2020 partially offset by a $4.1 million increase in sale and maturities of investment securities. Cash used in capital expenditures for the six months ended June 30, 2021 expanded our technology and supply chain capabilities to support our planned growth.

Net cash used in financing activities increased $20.2 million to $51.0 million for the six months ended June 30, 2021 from $30.8 million for the six months ended June 30, 2020. This increase was primarily due to a $14.7 million increase in stock repurchases, a $3.5 million increase in cash dividends paid to stockholders and a $1.3 million increase in net shares repurchased for employee taxes.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities.

The Company evaluates acquisitions from time to time.

As of June 30, 2021, the Company maintained a credit facility, which provides for a $125.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit and also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million.

The credit facility contains affirmative and negative covenants customarily applicable to credit facilities. As of June 30, 2021, the Company was in compliance with all of its debt covenants and there were no borrowings outstanding under the credit facility.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes.

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds and U.S. money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at June 30, 2021, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2020.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2021	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	113	$230.01	-	2,292,394
May 1 - May 31	10,668	300.47	10,668	2,281,726
June 1 - June 30	32,360	278.85	32,360	2,249,366

(1)	Shares of common stock were surrendered by employees to the Company to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock previously granted to such employees.
(2)	At the outset of the quarter ended June 30, 2021, there were 2,292,394 shares of the Company's common stock eligible for repurchase under the stock repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").

As of June 30, 2021, there were 2,249,366 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

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

10.1

Credit Agreement, dated as of April 13, 2021, among Medifast, Inc., certain of its subsidiaries party thereto, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K (File No. 001-31573) filed on April 19, 2021).

10.2	Medifast, Inc. Directors’ Deferred Compensation Plan (Amended and Restated) (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed August 4, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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

Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 4, 2021

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 4, 2021