Form 10-Q
period 2021-09-30
MEDIFAST INC
filed 2021-11-04
CIK 910329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s common stock outstanding at October 28, 2021 was 11,616,233.

Medifast, Inc. and subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts & dividend data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue	$413,395	$271,470	$1,148,253	$669,930
Cost of sales	106,338	67,434	298,942	171,354
Gross profit	307,057	204,036	849,311	498,576

Selling, general, and administrative	251,886	159,477	679,907	402,385

Income from operations	55,171	44,559	169,404	96,191

Other income (expense)
Interest (expense) income	(94)	44	(138)	212
Other income	115	30	112	12
	21	74	(26)	224

Income from operations before income taxes	55,192	44,633	169,378	96,415

Provision for income taxes	13,210	10,180	39,370	21,550

Net income	$41,982	$34,453	$130,008	$74,865

Earnings per share - basic	$3.59	$2.93	$11.07	$6.36

Earnings per share - diluted	$3.56	$2.91	$10.98	$6.32

Weighted average shares outstanding
Basic	11,692	11,766	11,739	11,772
Diluted	11,785	11,857	11,840	11,840

Cash dividends declared per share	$1.42	$1.13	$4.26	$3.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net income	$41,982	$34,453	$130,008	$74,865
Other comprehensive income (loss), net of tax:
Foreign currency translation	63	(1)	130	(3)
Unrealized (losses) gains on investment securities	(16)	(1)	(49)	75

Other comprehensive income (loss)	47	(2)	81	72

Comprehensive income	$42,029	$34,451	$130,089	$74,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(U.S. dollars in thousands, except par value)

	September 30,	December 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$154,516	$163,723
Inventories	129,614	53,392
Investment securities	5,379	10,752
Prepaid expenses and other current assets	11,541	6,447
Total current assets	301,050	234,314

Property, plant and equipment - net of accumulated depreciation	46,451	27,633
Right-of-use assets	16,736	10,508
Other assets	6,439	2,937
Deferred tax assets	692	692

TOTAL ASSETS	$371,368	$276,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$155,506	$107,677
Current lease obligations	5,402	3,673
Total current liabilities	160,908	111,350

Lease obligations, net of current lease obligations	14,221	7,488
Total liabilities	175,129	118,838

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized;
11,618 and 11,822 issued and 11,616 and 11,772 outstanding
at September 30, 2021 and December 31, 2020, respectively	12	12
Additional paid-in capital	12,950	7,842
Accumulated other comprehensive income	122	41
Retained earnings	183,155	154,351
Less: treasury stock at cost, 0 and 46 shares at September 30, 2021 and December 31, 2020, respectively	-	(5,000)
Total stockholders' equity	196,239	157,246

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$371,368	$276,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollar in thousands)

	Nine months ended September 30,
	2021	2020

Operating Activities
Net income	$130,008	$74,865
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	7,275	5,259
Share-based compensation	6,613	4,243
Loss on sale of disposal of property, plant and equipment	-	28
Amortization of premium on investment securities	70	263
Deferred income taxes	-	(735)
Change in operating assets and liabilities:
Inventories	(76,222)	7,035
Income taxes, prepaid	-	5,169
Prepaid expenses and other current assets	(5,094)	1,728
Other assets	(3,393)	(2,566)
Accounts payable and accrued expenses	42,747	30,078
Net cash flow provided by operating activities	102,004	125,367

Investing Activities
Sale and maturities of investment securities	5,145	2,000
Purchase of property and equipment	(22,585)	(3,852)
Net cash flow used in investing activities	(17,440)	(1,852)

Financing Activities
Options exercised by executives and directors	811	1,424
Net shares repurchased for employee taxes	(1,867)	(532)
Cash dividends paid to stockholders	(46,845)	(39,892)
Stock repurchases	(46,000)	(5,000)
Net cash flow used in financing activities	(93,901)	(44,000)

Foreign currency impact	130	(3)

(Decrease) Increase in cash and cash equivalents	(9,207)	79,512
Cash and cash equivalents - beginning of the period	163,723	76,974
Cash and cash equivalents - end of period	$154,516	$156,486

Supplemental disclosure of cash flow information:
Income taxes paid	$41,302	$14,135
Dividends declared included in accounts payable	$17,351	$13,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(U.S. dollars in thousands)

	Three and Nine months ended September 30, 2021
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2020	11,822	$12	$7,842	$41	$154,351	$(5,000)	$157,246
Net income	-	-	-	-	41,063	-	41,063
Share-based compensation	13	-	2,198	-	-	-	2,198
Options exercised by executives and directors	11	-	481	-	-	-	481
Net shares repurchased for employee taxes	(7)	-	(1,807)	-	-	-	(1,807)
Treasury stock from stock repurchases	-	-	-	-	-	(7,500)	(7,500)
Other comprehensive income	-	-	-	62	-	-	62
Cash dividends declared to stockholders	-	-	-	-	(16,852)	-	(16,852)

Balance, March 31, 2021	11,839	12	8,714	103	178,562	(12,500)	174,891
Net income	-	-	-	-	46,963	-	46,963
Share-based compensation	10	-	1,697	-	142	-	1,839
Options exercised by executives and directors	3	-	221	-	-	-	221
Net shares repurchased for employee taxes	-	-	(26)	-	-	-	(26)
Other comprehensive loss	-	-	-	(28)	-	-	(28)
Treasury stock from stock repurchases	-	-	-	-	-	(12,230)	(12,230)
Treasury stock retired from stock repurchases	(114)	-	-	-	(23,383)	23,383	-
Cash dividends declared to stockholders	-	-	-	-	(16,941)	-	(16,941)

Balance, June 30, 2021	11,738	12	10,606	75	185,343	(1,347)	194,689
Net income	-	-	-	-	41,982	-	41,982
Share-based compensation	1	-	2,269	-	-	-	2,269
Options exercised by executives and directors	3	-	109	-	-	-	109
Net shares repurchased for employee taxes	(1)	-	(34)	-	-	-	(34)
Other comprehensive Income	-	-	-	47	-	-	47
Treasury stock from stock repurchases	-	-	-	-	-	(26,270)	(26,270)
Treasury stock retired from stock repurchases	(123)	-	-	-	(27,617)	27,617	-
Cash dividends declared to stockholders	-	-	-	-	(16,553)	-	(16,553)

Balance, September 30, 2021	11,618	$12	$12,950	$122	$183,155	$-	$196,239

(Continued on page 7)

	Three and Nine months ended September 30, 2020
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2019	12,272	$12	$-	$25	$168,788	$(63,993)	$104,832
Net income	-	-	-	-	18,477	-	18,477
Share-based compensation	7	-	981	-	-	-	981
Net shares repurchased for employee taxes	(5)	-	(487)	-	-	-	(487)
Treasury stock retired from stock repurchases	(489)	-	-	-	(63,993)	63,993	-
Other comprehensive income	-	-	-	45	-	-	45
Cash dividends declared to stockholders	-	-	-	-	(13,099)	-	(13,099)

Balance, March 31, 2020	11,785	12	494	70	110,173	-	110,749
Net income	-	-	-	-	21,935	-	21,935
Share-based compensation	-	-	1,136	-	-	-	1,136
Options exercised by executives and directors	21	-	1,250	-	-	-	1,250
Net shares repurchased for employee taxes	-	-	(9)	-	-	-	(9)
Other comprehensive income	-	-	-	29	-	-	29
Treasury stock from stock repurchases	-	-	-	-	-	(5,000)	(5,000)
Cash dividends declared to stockholders	-	-	-	-	(13,354)	-	(13,354)

Balance, June 30, 2020	11,806	12	2,871	99	118,754	(5,000)	116,736
Net income	-	-	-	-	34,453	-	34,453
Share-based compensation	9	-	2,126	-	-	-	2,126
Options exercised by executives and directors	2	-	174	-	-	-	174
Net shares repurchased for employee taxes	-	-	(36)	-	-	-	(36)
Other comprehensive loss	-	-	-	(2)	-	-	(2)
Cash dividends declared to stockholders	-	-	-	-	(13,437)	-	(13,437)

Balance, September 30, 2020	11,817	$12	$5,135	$97	$139,770	$(5,000)	$140,014

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

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2021. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2020 audited consolidated financial statements and notes thereto, which are included in the 2020 Form 10-K.

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

Accounting Pronouncements Adopted in 2021

On January 1, 2021, the beginning of the Company’s fiscal year, the Company adopted Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is designed to simplify the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740. There was no material impact on the Company’s condensed consolidated financial statements upon adoption of this ASU.

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

Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

Raw materials	$13,840	$13,428
Packaging	3,395	4,071
Non-food finished goods	15,407	8,078
Finished goods	100,688	29,858
Reserve for obsolete inventory	(3,716)	(2,043)
Total	$129,614	$53,392

3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Numerator:
Net income	$41,982	$34,453	$130,008	$74,865

Denominator:
Weighted average shares of common stock outstanding	11,692	11,766	11,739	11,772
Effect of dilutive common stock equivalents	93	91	101	68
Weighted average shares of common stock outstanding	11,785	11,857	11,840	11,840

Earnings per share - basic	$3.59	$2.93	$11.07	$6.36

Earnings per share - diluted	$3.56	$2.91	$10.98	$6.32

The calculation of diluted EPS excluded 0 and 88 antidilutive options outstanding for the three months ended September 30, 2021 and 2020, respectively, and 0 and 545 antidilutive options outstanding for the nine months ended September 30, 2021 and 2020, respectively.  The calculation of diluted EPS also excluded 218 and 0 antidilutive restricted stock awards for the three months ended September 30, 2021 and 2020, respectively, and 306 and 3,620 antidilutive restricted stock awards for the nine months ended September 30, 2021 and 2020, respectively. EPS is computed independently for each of the periods presented above, and accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.

4. SHARE-BASED COMPENSATION

Stock Options

The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of September 30, 2021 generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield is computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the nine months ended September 30, 2021 and 2020, the Company did not grant stock options.

The following table is a summary of our stock option activity:

	Nine months ended September 30,
	2021		2020
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
(awards in thousands)
Outstanding at beginning of period	61	$48.19	97	$52.53
Exercised	(16)	49.69	(24)	58.80
Forfeited	-	-	(6)	68.84
Outstanding at end of the period	45	$47.66	67	$48.71
Exercisable at end of the period	35	$42.00	48	$40.83

As of September 30, 2021, the weighted-average remaining contractual life for outstanding stock options was 5.0 years with an aggregate intrinsic value of $6.7 million and the weighted-average remaining contractual life for exercisable stock options was 4.6 years with an aggregate intrinsic value of $5.3 million. The unrecognized compensation expense calculated under the fair value method for stock options expected to vest as of September 30, 2021 was $0.1 million and is expected to be recognized over a weighted average period of 1.4 years. For the nine months ended September 30, 2021, the Company received $0.8 million in cash proceeds from the exercise of stock options. The total intrinsic value for stock options exercised during the nine months ended September 30, 2021 was $3.3 million. For the nine months ended September 30, 2020, the Company received $1.4 million in cash proceeds from the exercise of stock options. The total intrinsic value for stock options exercised during the nine months ended September 30, 2020 was $1.1 million.

Restricted Stock

The Company has issued restricted stock to employees and nonemployee directors generally with vesting terms up to five years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period.

The following table summarizes our restricted stock activity:

	Nine months ended September 30,
	2021		2020
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	50	$116.06	46	$98.28
Granted	21	266.99	43	113.68
Vested	(26)	116.62	(30)	86.79
Forfeited	(3)	166.02	(7)	108.81
Outstanding at end of the period	42	$183.04	52	$116.29

The Company withheld 7,226 and 5,432 shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the nine months ended September 30, 2021 and 2020, respectively. The total fair value of restricted stock awards vested during the nine months ended September 30, 2021 and 2020 was $6.9 million and $3.4 million, respectively.

The total share-based compensation charged against income was $2.3 million and $2.1 million during the three months ended September 30, 2021 and 2020, respectively, and $6.6 million and $4.2 million during the nine months ended September 30, 2021 and 2020, respectively. The total costs of the options and restricted stock awards charged against income was $1.1 million and $1.0 million during the three months ended September 30, 2021 and 2020, respectively, and $3.2 million and $2.5 million during the nine months ended September 30, 2021 and 2020. Included for the three and nine months ended September 30, 2021 was $0.4 million and $1.4 million, respectively, for 15,834 performance-based contingent shares and for the three and nine months ended September 30, 2020 was $0.5 million and $0.8 million, respectively, for 16,637 performance-based contingent shares for certain key executives granted in 2019. Also included for the three and nine months ended September 30, 2021 was $0.5 million and $1.3 million, respectively, for 25,999 performance-based contingent shares and for the three and nine months ended September 30, 2020 was $0.6 million and $0.9 million, respectively, for 27,525 performance-based contingent shares for certain key executives granted in 2020. Additionally, included for the three and nine months ended September 30, 2021 was $0.3 million and $0.7 million, respectively, for 13,512 performance-based contingent shares for certain key executives granted in 2021.

The total income tax benefit recognized in the Condensed Consolidated Statements of Income for restricted stock awards was $0.1 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and was $2.3 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.

There was $5.8 million of total unrecognized compensation cost related to restricted stock awards as of September 30, 2021, which is expected to be recognized over a weighted-average period of 1.8 years. There was $5.6 million of unrecognized compensation cost related to the 55,345 performance-based contingent shares discussed above as of September 30, 2021, which is expected to be recognized over 1.7 years.

5. LEASES

Operating Leases

The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of September 30, 2021 and 2020, respectively, or for the nine-month periods then ended, respectively.

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

The operating lease expense was $1.4 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and was $3.8 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Nine months ended September 30,
	2021	2020

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$3,175	$2,778

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$9,745	$887

As of September 30, 2021, the weighted average remaining lease term was 4.3 years and the weighted average discount rate was 2.3%.

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2021 (in thousands):

2021 (excluding the nine months ended September 30, 2021)	$1,482
2022	5,540
2023	4,080
2024	3,515
2025	3,591
Thereafter	2,324
Total lease payments	$20,532
Less: imputed interest	(909)
Total	$19,623

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	September 30, 2021	December 31, 2020

Foreign currency translation	$108	$(22)
Unrealized gains on investment securities	14	63
Accumulated other comprehensive income	$122	$41

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

The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	September 30, 2021
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$145,166	$-	$-	$145,166	$145,166	$-

Level 1:
Money market accounts	9,350	-	-	9,350	9,350	-
Government & agency securities	1,402	19	8	1,429	-	1,429
	10,752	19	8	10,779	9,350	1,429

Level 2:
Municipal bonds	3,901	18	31	3,950	-	3,950

Total	$159,819	$37	$39	$159,895	$154,516	$5,379

	December 31, 2020
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$159,754	$-	$-	$159,754	$159,754	$-

Level 1:
Money market accounts	3,969	-	-	3,969	3,969	-
Government & agency securities	2,829	45	-	2,874	-	2,874
	6,798	45	-	6,843	3,969	2,874

Level 2:
Municipal bonds	7,689	42	147	7,878	-	7,878

Total	$174,241	$87	$147	$174,475	$163,723	$10,752

The Company had no realized losses or gains for the three and nine months ended September 30, 2021 and 2020, respectively. The maturities of the Company’s investment securities generally range less than 1 year for municipal bonds and for government and agency securities.

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

Revolving borrowings under the Credit Agreement bear interest at a rate per annum equal to (i) the Adjusted LIBOR Rate for the interest period plus the Applicable Rate (as defined in the Credit Agreement) based on the Company’s Total Net Leverage Ratio (with customary provisions under the Credit Agreement providing for the replacement of LIBOR with a successor rate) or (ii) the Alternate Base Rate (as defined in the Credit Agreement) as in effect from time to time plus the Applicable Rate based on the Company’s Total Net Leverage Ratio. As of September 30, 2021, the Applicable Rate for Eurodollar Loans is 1.25% per annum and the Applicable Rate for ABR Loans is 0.25% per annum.

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

Overview

Medifast is the global company behind one of the fastest-growing health and wellness communities, OPTAVIA®, which offers Lifelong Transformation, One Healthy Habit at a Time®. Reflecting the success of our holistic approach to health and wellness, we have consistently grown revenue over the past five years. Of equal importance, we expect our differentiated business model to continue to deliver growth in the foreseeable future.

Medifast has redefined direct selling by combining the best aspects of the model, while eliminating those dimensions that have typically challenged other companies. Medifast is often compared to diet and weight loss-only companies or to multi-level marketing companies, but our model is different. We employ a differentiated direct-to-consumer sales model in which 91.9% of our revenue comes from subscription-based meal-plan orders.

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

We help clients achieve their health goals through a network of more than 61,000 independent OPTAVIA Coaches, 91.1% of whom were clients first, and have impacted 2.0 million lives to date. OPTAVIA Coaches introduce clients to a set of healthy habits, in most cases starting with the habit of healthy eating, and offer exclusive OPTAVIA-branded nutritional products, or Fuelings. Fuelings are nutrient-dense, portion-controlled, nutritionally interchangeable and simple to use. They are formulated with high-quality ingredients and are fortified with probiotic cultures, vitamins and minerals, as well as other nutrients essential for good health. Our products support the process of integrating healthy habits into our clients’ day-to-day lives.

The OPTAVIA coaching model is client-centric, and boasts an energized health and wellness community. It promotes holistic health and wellness and positions healthy weight as a catalyst to greater lifestyle changes. OPTAVIA Coaches provide personalized support to clients and motivate them by sharing their passion for healthy living and lifestyle transformation. We believe this personal coaching is an essential factor in client success based on findings from a clinical study published in Obesity Science and Practice in 2018, which validated the OPTAVIA model when its meal plan was combined with education and support consistent with that provided by OPTAVIA Coaches.

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

We are one of the fastest growing health and wellness companies in the United States, with a large and growing market opportunity. We believe our coach-based model is scalable and drives both client success and growth. We expect our continued investment in fostering a robust community around our OPTAVIA brand and our OPTAVIA Coaching Model will continue to drive a sustainable, repeatable business rhythm focused on our mission of offering the world Lifelong Transformation, One Healthy Habit at a Time.

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

●	instituting enhanced safety protocols to comply with guidelines from government and health officials, limited visitation to our plant and distribution center and rolling out additional sick leave (crisis pay) for our onsite essential employees;
●	successfully shifted to a hybrid approach for all onsite employees, enabling them to work 2-3 days from our offices with the flexibility to work 2-3 days from their home offices, in order to optimize productivity, foster strong relationships and keep health and wellbeing in mind; Crisis pay continues to be available for employees;
●	providing additional health and safety precautions in our headquarters, manufacturing and distribution centers, including use of personal protective equipment and frequent hand sanitization; and
●	process controls in relation to social distancing, visitors, travel and quarantine.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies were described in Note 2 to the audited consolidated financial statements included in the 2020 Form 10-K. We consider all of our significant accounting policies and estimates to be critical. There were no significant changes in our critical accounting policies during the third quarter of 2021.

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical estimates during the third quarter of 2021.

Overview of Results of Operations

Our product sales accounted for approximately 98.0% of our revenues for each of the three and nine months ended September 30, 2021 and 2020, respectively.

The following tables reflect our income statements (in thousands, except percentages):

	Three months ended September 30,
	2021	2020	$ Change	% Change

Revenue	$413,395	$271,470	$141,925	52.3%
Cost of sales	106,338	67,434	(38,904)	(57.7)%
Gross profit	307,057	204,036	103,021	50.5%

Selling, general, and administrative	251,886	159,477	(92,409)	(57.9)%

Income from operations	55,171	44,559	10,612	23.8%

Other income
Interest (expense) income	(94)	44	(138)	(313.6)%
Other income	115	30	85	283.3%
	21	74	(53)	(71.6)%

Income from operations before income taxes	55,192	44,633	10,559	23.7%

Provision for income tax	13,210	10,180	(3,030)	(29.8)%

Net income	$41,982	$34,453	$7,529	21.9%

% of revenue
Gross profit	74.3%	75.2%
Selling, general, and administrative costs	60.9%	58.7%
Income from operations	13.3%	16.4%
Income from operations before income taxes	13.4%	16.4%

	Nine months ended September 30,
	2021	2020	$ Change	% Change

Revenue	$1,148,253	$669,930	$478,323	71.4%
Cost of sales	298,942	171,354	(127,588)	(74.5)%
Gross Profit	849,311	498,576	350,735	70.3%

Selling, general, and administrative	679,907	402,385	(277,522)	(69.0)%

Income from operations	169,404	96,191	73,213	76.1%

Other (expense) income
Interest (expense) income	(138)	212	(350)	(165.1)%
Other income	112	12	100	833.3%
	(26)	224	(250)	(111.6)%

Income from operations before income taxes	169,378	96,415	72,963	75.7%

Provision for income taxes	39,370	21,550	(17,820)	(82.7)%

Net income	$130,008	$74,865	$55,143	73.7%

% of revenue
Gross Profit	74.0%	74.4%
Selling, general, and administrative costs	59.2%	60.1%
Income from Operations	14.8%	14.4%
Income from operations before income taxes	14.8%	14.4%

Revenue:  Revenue increased $141.9 million, or 52.3%, to $413.4 million for the three months ended September 30, 2021 from $271.5 million for the three months ended September 30, 2020. The average revenue per active earning OPTAVIA Coach was $6,773 for the three months ended September 30, 2021 compared to $6,329 for the three months ended September 30, 2020. Increase in the productivity per active earning OPTAVIA Coach for the quarter continued to be driven by an increase in both the number of clients supported by each Coach as well as an increase in average client spend. Revenue increased $478.3 million, or 71.4%, to $1.1 billion for the nine months ended September 30, 2021 from $669.9 million for the nine months ended September 30, 2020. This increase in revenue for the quarter and nine months ended September 30, 2021 was primarily driven by the continued growth in active earning OPTAVIA Coach count and increase in the productivity per active earning OPTAVIA Coach.

Cost of sales:  Cost of sales increased $38.9 million, or 57.7%, to $106.3 million for the three months ended September 30, 2021 from the corresponding period in 2020 and increased $127.6 million, or 74.5%, to $298.9 million for the nine months ended September 30, 2021 from the corresponding period in 2020. The increase in cost of sales was primarily driven by an increase in OPTAVIA product sales, higher product costs and shipping costs resulting from inflation in raw ingredient, freight and labor costs. In addition, acceleration of demand in OPTAVIA-branded products led to the increase in the Company’s use of co-manufacturers, which further increased cost of sales.

Gross profit:  For the three months ended September 30, 2021, gross profit increased $103.0 million, or 50.5%, to $307.1 million from the corresponding period in 2020. For the nine months ended September 30, 2021, gross profit increased $350.7 million, or 70.3%, to $849.3 million from the corresponding period in 2020. The increase in gross profit for the quarter and nine months ended September 30, 2021 was primarily attributable to higher revenue partially offset by increased cost of sales. For the three months ended September 30, 2021, as a percentage of revenue, gross profit decreased 90 basis points to 74.3% for 2021 from 75.2% for 2020. For the nine months ended September 30, 2021, as a percentage of revenue, gross profit decreased 40 basis points to 74.0% for 2021 from 74.4% for 2020. The decrease in gross profit percentage for the quarter and nine months ended September 30, 2021 was primarily the result of promotional activity and higher product and shipping costs resulting from inflation in raw ingredient, freight and labor costs.

Selling, general, and administrative:  Selling, general, and administrative (“SG&A”) expenses were $251.9 million for the three months ended September 30, 2021, an increase of $92.4 million, or 57.9%, as compared to $159.5 million from the corresponding period in 2020. As a percentage of revenue, SG&A expenses were 60.9% as compared to 58.7% for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, SG&A expenses increased $277.5 million, or 69.0%, to $679.9 million from $402.4 million for the corresponding period in 2020. As a percentage of revenue, SG&A expenses were 59.2% for the nine months ended September 30, 2021 as compared to 60.1% for the corresponding period in 2020. The increase in SG&A for the quarter and nine months ended September 30, 2021 were primarily due to higher OPTAVIA commission expense, increased salaries and benefits related expenses for employees, incremental consulting costs related to information technology, increased credit card fees resulting from higher sales, as well as costs for the Company’s annual convention held in July 2021. As the OPTAVIA convention in July 2020 was a virtual event in response to the COVID-19 pandemic, the costs were significantly lower. SG&A expenses included research and development (“R&D”) costs of $1.2 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, and $3.3 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively.

OPTAVIA commission expense, which is a variable expense, increased $67.2 million, or 58.5%, to $182.1 million for the three months ended September 30, 2021 from $114.9 million for the corresponding period in 2020. For the nine months ended September 30, 2021, OPTAVIA commission expense increased $219.5 million, or 78.1%, to $500.7 million from $281.2 million for the corresponding period in 2020. The increase was primarily the result of increased OPTAVIA product sales. This trend is the result of the success we are experiencing with our growing OPTAVIA Integrated Coach Model. The total number of active earning OPTAVIA Coaches for the three months ended September 30, 2021 increased to 61,000 from 42,100 for the corresponding period in 2020, an increase of 44.9%. As OPTAVIA revenue increased as a portion of the Company’s total sales mix, the commission rate as a percentage of revenue increased 170 basis points to 44.0% for the third quarter of 2021 compared to 42.3% for the third quarter last year and increased 160 basis points to 43.6% for the nine months ended September 30, 2021 compared to 42.0% for the corresponding period in 2020.

Income from operations:  For the three months ended September 30, 2021, income from operations increased $10.6 million to $55.2 million from $44.6 million for the corresponding period in 2020 primarily as a result of increased gross profit partially offset by increased SG&A expenses. Income from operations as a percentage of revenue was 13.3% and 16.4% for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, income from operations increased $73.2 million to $169.4 million from $96.2 million for the corresponding period in 2020 primarily as a result of increased gross profits partially offset by increased SG&A expenses. Income from operations as a percentage of revenue was 14.8% and 14.4% for the nine months ended September 30, 2021 and 2020, respectively.

Provision for income tax:  For the three months ended September 30, 2021, the Company recorded $13.2 million in income tax expense, an effective tax rate of 23.9%, as compared to $10.2 million in income tax expense, an effective tax rate of 22.8%, for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the Company recorded $39.4 million in income tax expense, an effective rate of 23.2%, as compared to $21.6 million in income tax expense, an effective rate of 22.4%, for the nine months ended September 30, 2020. The increase in the effective tax rate for the quarter and nine months ended September 30, 2021 was primarily driven by an increase in the state income tax rate and limitations on the deductibility of officer compensation along with the tax benefit of stock compensation.

Net income: Net income was $42.0 million and $130.0 million, or $3.56 and $10.98 per diluted share, for the three and nine months ended September 30, 2021 as compared to $34.5 million and $74.9 million, or $2.91 and $6.32 per diluted share, for the three and nine months ended September 30, 2020. The period-over-period changes were driven by the factors described above in the explanations from operations.

Liquidity and Capital Resources

The Company had stockholders’ equity of $196.2 million and working capital of $140.1 million at September 30, 2021 as compared with $157.2 million and $123.0 million at December 31, 2020, respectively. The $39.0 million net increase in stockholders’ equity reflects $130.0 million in net income for the nine months ended September 30, 2021 offset by $46.0 million spent on repurchases of the Company’s common stock and $50.3 million for declared dividends paid to holders of the Company’s common stock as well as the other equity transactions described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in our condensed consolidated financial statements included in this report. The Company declared a quarterly dividend of $1.42 per share on September 9, 2021, to stockholders of record as of September 21, 2021 that will be paid on November 8, 2021. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance that we will be able to continue to declare and pay dividends. The Company’s cash, cash equivalents and investment securities decreased from $174.5 million at December 31, 2020 to $159.9 million at September 30, 2021.

Net cash provided by operating activities decreased $23.4 million to $102.0 million for the nine months ended September 30, 2021 from $125.4 million for the nine months ended September 30, 2020 primarily driven by a $55.1 million increase in net income offset by a $83.3 million increase in inventories.

Net cash used in investing activities increased $15.6 million to $17.4 million for the nine months ended September 30, 2021 from $1.9 million for the nine months ended September 30, 2020. This change resulted from an $18.7 million increase in cash used in capital expenditures for the nine months ended September 30, 2021 from the corresponding period in 2020 partially offset by a $3.1 million increase in sale and maturities of investment securities. Cash used in capital expenditures for the nine months ended September 30, 2021 expanded our technology and supply chain capabilities to support our planned growth.

Net cash used in financing activities increased $49.9 million to $93.9 million for the nine months ended September 30, 2021 from $44.0 million for the nine months ended September 30, 2020. This increase was primarily due to a $41.0 million increase in stock repurchases, a $7.0 million increase in cash dividends paid to stockholders and a $1.3 million increase in net shares repurchased for employee taxes.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities.

From time to time the Company evaluates potential acquisitions that complement our business. If consummated, any such transactions may use a portion of our working capital or require the issuance of equity. We have no present understandings, commitments or agreements with respect to any material acquisitions..

As of September 30, 2021, the Company maintained a credit facility, which provides for a $125.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit and also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The credit facility contains affirmative and negative covenants customarily applicable to credit facilities. As of September 30, 2021, the Company was in compliance with all of its debt covenants and there were no borrowings outstanding under the credit facility.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes.

The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds and U.S. money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at September 30, 2021, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

There have been no material changes to our market risk exposure since December 31, 2020.

Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2021	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	1,062	$284.14	947	2,248,419
August 1 - August 31	77,436	226.73	77,436	2,170,983
September 1 - September 30	39,478	214.88	39,294	2,131,689

(1)	Shares of common stock were surrendered by employees to the Company to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock previously granted to such employees.
(2)	At the outset of the quarter ended September 30, 2021, there were 2,249,366 shares of the Company's common stock eligible for repurchase under the stock repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").

As of September 30, 2021, there were 2,131,689 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

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

10.2

Medifast, Inc. Directors’ Deferred Compensation Plan (Amended and Restated) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-31573) filed on August 4, 2021).

10.3	Separation Agreement dated August 26, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-31573) filed on September 1, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed November 4, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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

Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 4, 2021

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 4, 2021