Form 10-K
period 2021-12-31
MEDIFAST INC
filed 2022-02-23
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to____________.
Commission file number: 001-31573
Medifast, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3714405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 International Drive	21202
Baltimore, Maryland
(Address of principal executive offices)	(Zip code)
(410) 581-8042
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MED	New York Stock Exchange
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
Yes ☐ No ☒
As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock (based on the closing sale price of $282.98, as reported by the New York Stock Exchange on such date) held by non-affiliates was approximately $3.3 billion.
The number of shares of the registrant’s common stock outstanding at February 14, 2022 was 11,542,630.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” or similar expressions and are made in connection with discussions of future operating or financial performance and/or events or developments that we expect or anticipate will occur in the future.
Forward-looking statements reflect management’s expectations, beliefs, plans, objectives, goals and strategies as of the date of this Report. Although we believe that these forward-looking statements and the underlying assumptions on which they are based are reasonable, forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. Some of the risks and uncertainties that may affect our business include:
•risks associated with our direct-to-consumer business model;
•the impact of rapid growth on our systems;
•disruptions in our supply chain;
•health or advertising related claims by our clients;
•our ability to continue to develop innovative new products and to continue to appeal to consumer preferences and the market;
•effectiveness of our advertising and marketing programs, including use of social media by independent OPTAVIA Coaches;
•our ability to maintain and grow our network of independent OPTAVIA Coaches;
•the departure of one or more key personnel;
•our ability to protect against online security risks, including security breaches and identity theft;
•our ability to protect our brand and other intellectual property rights;
•expansion into international markets increases our operational, regulatory and other risks;
•adverse publicity associated with our products;
•the impact of existing and future laws and regulations on our business;
•product liability claims;
•actions of activist investors;
•our ability to continue declaring dividends;
•the impact of the global outbreak of COVID-19;
•consequences of unexpected geopolitical events, natural disasters, acts of war or terrorism, or climate change;
•overall economic and market conditions and the resultant impact on consumer spending patterns;
•fluctuations of the market price of our common stock due to factors that are beyond our control;
•a failure of our internal control over financial reporting; and
•other risks and uncertainties described elsewhere in this Report, including those described under Item 1A - “Risk Factors” of this Report, and in subsequent filings with the Securities and Exchange Commission (the “SEC”).
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to update any information contained in this Report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware after the date of this Report.

PART I
ITEM 1. BUSINESS
SUMMARY
Medifast, Inc. (“Medifast,” the “Company,” “we” or “us”) is the global company behind one of the fastest-growing health and wellness communities, OPTAVIA®, which offers Lifelong Transformation, One Healthy Habit at a Time®. Reflecting the success of our holistic approach to health and wellness, we have consistently grown revenue over the past five years. Of equal importance, we expect our differentiated direct-to-consumer business model to continue to deliver growth in the foreseeable future.
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
Our OPTAVIA brand offers a highly competitive and effective lifestyle solution centered on developing new healthy habits through smaller, foundational changes called micro-habits. The program is built around four key components:
•Independent OPTAVIA Coaches: Provide individualized support and guidance to clients on the path to optimal health and wellbeing.
•OPTAVIA Community: A Community of like-hearted people providing each other with real-time connection and support.
•The Habits of Health® Transformational System: A proprietary system which offers easy steps to a sustainably healthy lifestyle.
•Products & Plans: Clinically proven plans and scientifically developed products, called “Fuelings,” backed by dietitians, scientists and physicians.
We help clients achieve their health goals through a network of approximately 59,800 independent OPTAVIA Coaches, about 90% of whom were clients first, and have impacted more than 2 million lives to date. OPTAVIA Coaches introduce clients to a set of healthy habits, in most cases starting with the habit of healthy eating, and offer exclusive OPTAVIA-branded nutritional products, or Fuelings. Fuelings are nutrient-dense, portion-controlled, nutritionally interchangeable and simple to use. They are formulated with high-quality ingredients and are fortified with probiotic cultures, vitamins and minerals, as well as other nutrients essential for good health. Our products support the process of integrating healthy habits into our client’s day-to-day lives.
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
1 OPTAVIA makes no guarantee of financial success. Success with OPTAVIA results from successful sales efforts, which require hard work, diligence, skill, persistence, competence and leadership. Please see the OPTAVIA Income Disclosure Statement (http://bit.ly/idsOPTAVIA) for statistics on actual earnings of Coaches.

We measure our success by the results our clients are able to achieve. The more OPTAVIA Coaches we have, the more clients we can serve. The total number of active earning OPTAVIA Coaches as of December 31, 2021 was 59,800. Our growth is demonstrated by strong financial performance over the last several years. We generated revenue of $1.526 billion in 2021, $934.8 million in 2020 and $713.7 million in 2019, representing year-over-year increases of 63.2% in 2021 and 31.0% in 2020. Income from operations was $216.2 million in 2021, $134.2 million in 2020 and $91.0 million in 2019, representing year-over-year increases of 61.2% in 2021 and 47.5% in 2020.
We are one of the fastest growing health and wellness companies in the United States ("U.S."), with a large and growing market opportunity. We believe our coach-based model is scalable and drives both client success and growth. We expect our continued investment in fostering a robust community around our OPTAVIA brand and our OPTAVIA Coaching Model will continue to drive a sustainable, repeatable business rhythm focused on our mission of offering the world Lifelong Transformation, One Healthy Habit at a Time.
Our operations are conducted through our wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Inc., Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited, OPTAVIA (Singapore) PTE. LTD and OPTAVIA Health Consultation (Shanghai) Co., Ltd.
COVID-19 Update
A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the U.S. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic.
In response to the pandemic, many governments implemented policies intended to stop or slow the further spread of the disease, such as social distancing guidelines, shelter-in-place orders and other measures. Nutritional supplements and health foods have been designated critical/essential infrastructure in the U.S. As a manufacturer and distributor of these products our manufacturing and distribution facilities remain fully operational to date and we have not experienced any meaningful disruption to our worldwide supply chain. The Company’s priorities during the COVID-19 pandemic continue to be protecting the health and safety of our employees and OPTAVIA Coaches, and their families, and we have undertaken numerous steps and instituted additional precautions to protect their safety and well-being, including:
•instituting enhanced safety protocols to comply with guidelines from government and health officials, limiting visitation to our plant and distribution center and rolling out additional sick leave (crisis pay) for our onsite essential employees;
•shifting to a hybrid approach for all onsite employees, enabling them to work 2-3 days from our offices with the flexibility to work 2-3 days from their home offices, in order to optimize productivity, foster strong relationships and promote health and well-being;
•implementing additional health and safety precautions in our headquarters, manufacturing and distribution centers, including use of personal protective equipment and frequent hand sanitization; and
•establishing controls in relation to social distancing, visitors, travel and quarantine.
Although vaccines are available in various countries where we operate, it is possible the COVID-19 pandemic could further impact our operations and the operations of our suppliers and vendors, particularly in light of the potential of variant strains of the virus to cause a resumption of high levels of infection and hospitalization. Should that occur, the extent to which the pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current expectations. Factors that could cause actual results to differ from management’s expectations include inherent uncertainties regarding the duration and further spread of the outbreak, its severity, government actions taken to contain the virus or treat its impact, changes in consumer behavior resulting from the pandemic and how quickly and to what extent normal economic and operating conditions can resume. The senior management team meets regularly to review and assess the status of the Company’s operations and the health and safety of its various constituencies, and will continue to proactively respond to the situation and communicate with our supply chain partners to identify and mitigate risk and to manage inventory levels. The Company may take further actions that alter its business operations as may be required by governmental authorities, or that are determined to be in the best interests of employees, OPTAVIA Coaches and clients.

These uncertainties make it challenging for our management to estimate our future business performance. However, we intend to continue to actively monitor the impact of COVID-19 and related developments on our business and will update our practices accordingly, as we have done throughout the pandemic.

MARKETS
Health & Wellness Consumers
We develop and market products for consumers who want to lose weight and adopt a holistic approach to overall health and wellness. According to the most recently published data by the Center for Disease Control and Prevention (“CDC”), over 70% of all adults in the U.S. aged 20 and above were overweight or obese in 2017-2018, and is growing at approximately 2% per annum.
According to a proprietary analysis, the addressable market for weight loss is large and growing. It’s worth about $20 billion today with a growth rate of approximately 6% per annum. Additionally, roughly 75% of the U.S. population above 18 wants to lose weight and is open to dieting, and approximately 65% of overweight/obese population considers paid meal plans effective. The total potential pool of OPTAVIA clients is sizable; there are about 175 million people looking to lose weight and willing to consider dieting in the U.S.2
We offer clients a radically different approach to health, with weight loss and weight management serving as a catalyst to an overall improvement in health, confidence, vitality and general well-being.
Consumer Motivation
Our core clients are highly motivated to adopt a healthy lifestyle that is transformative and sustainable. Many have tried weight loss programs previously, but have been unsuccessful at maintaining a healthy weight and embracing healthy habits for the long-term. Lifestyle issues our clients often seek to address and resolve include:
•physical limitations and debilitating medical conditions linked to an unhealthy weight;
•the desire for more energy to meet physical demands and aspirations (e.g. work, parenting, sports and recreation);
•mental, emotional and psychological limitations caused by being at an unhealthy weight;
•triggers that cause chronic “emotional eating” or “comfort eating”;
•lack of knowledge or understanding about the impact of certain foods on their bodies and overall health;
•lack of knowledge or understanding about how to balance different food groups;
•the need for a convenient and simple, healthy lifestyle solution or program to accommodate demands on their time; and
•the need for a community of like-minded people for support to achieve their goals.
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
Obesity is defined as a Body Mass Index (“BMI”) of 30 kg/m2 or greater, whereas overweight is defined as a BMI ranging between 25 and 29.9 kg/m. In the U.S., more than two-thirds of the adult population fall within the overweight or obese categories and approximately 42.4% were obese in 2017. By 2017, only two states and the District of Columbia had an obesity rate that was less than 25%; twenty-nine states had an adult obesity rate of 30% or higher. Being overweight and/or obese is linked to a multitude of serious comorbidities including heart disease, stroke, Type 2 diabetes, certain types of cancers, arthritis, sleep apnea and depression. In fact, the 2020 National Diabetes Statistics Report from CDC estimated approximately 89% of people with diabetes were overweight or had obesity.
Consumers in the U.S. spend an estimated $147 billion annually on obesity-related medical conditions according to data reported by CDC's National Center for Chronic Disease Prevention and Health Prevention Division; the average annual medical costs for those who are obese are more than $1,400 higher than those of people in a normal weight range. According to a 2020 study by Marketdata Enterprises, the U.S. weight loss market itself is estimated to be a roughly $61.9 billion per year industry, including consumer spending on diet foods, drinks and low-calorie sweeteners, health clubs, fitness centers and workout videos; medically supervised and commercial weight loss programs; children’s weight loss camps; diet books; appetite suppressants
2 Consumer and OPTAVIA Client surveys February 2020, NCHS, team analysis and more. Portion-controlled, meal-replacement weight management programs are continuing to gain popularity, as consumers search for a safe and effective solution that provides balanced nutrition, effective weight loss, and valuable behavior-modification education.
Direct Sellers
Our business model combines the most powerful aspects of direct selling, while eliminating those dimensions that have typically challenged other companies. Our growth does not depend on recruiting thousands of distributors who take on inventory to sell to clients. Rather, OPTAVIA Coaches help clients adopt healthy habits and learn the benefits of OPTAVIA products, which are shipped directly to the clients. We are often compared to diet and weight loss-only companies or to multi-level marketing companies, but our model is different. We support clients through independent OPTAVIA Coaches, about 90% of whom were clients first.
Our competitive advantages:
•OPTAVIA’s innovative model is client-centric and has one sales price to both OPTAVIA Coaches and clients. There is no tiered pricing.
•OPTAVIA Coaches focus on coaching and supporting clients. They do not hold inventory or manage cash.
•OPTAVIA boasts an energized health and wellness community, where about 90% of Coaches come from the client base and have been in their clients’ shoes. They promote a holistic wellness program and are not exclusively focused on product sales. Our competitive OPTAVIA Coach compensation plan is also deliberately structured to incentivize coaching and support client success.
•The field promotes a unified training system that aligns its leaders around a common mission.
OPTAVIA offers an entrepreneurial opportunity that allows Coaches:
•to start, manage and grow their own business with minimal upfront capital investment;
•the ability to earn supplemental income;
•the ability to enjoy a work-life balance;
•the opportunity to market products they believe in; and
•the opportunity to complement other business pursuits.
Markets
United States
The U.S. is our principal market and continues to represent significant potential for growth given the high percentage of overweight or clinically obese adults, where over 70% of adults aged 20 and over were considered overweight or obese in 2017-2018. Sales of weight loss and health and wellness products and services are projected to grow at a compound average growth rate (“CAGR”) of approximately 7% in the United States through 2022, according to industry research and analysis.
Industry growth is also being driven by growing consumer awareness and increasing demand for health and wellness products. The intensified interest in physical fitness, fitness center membership, increased public awareness and incidences of chronic diseases such as diabetes, hypertension, heart disease, stroke, osteoporosis and others have increased demand for health and wellness products. The nutrition and weight management segment of the industry continued to dominate the health and wellness market in 2021.
OPTAVIA Coaches are focusing on word of mouth and social media marketing toward increasingly younger demographics, reaching out to important and increasingly diverse communities of health and wellness consumers, and identifying and marketing to consumers who are in varying stages of optimal well-being.
Asia Pacific
As we previously disclosed, global expansion is an important component of our long-term growth strategy. In July 2019, we commenced our international operations, entering into the Asia Pacific markets of Hong Kong and Singapore. Our decision to enter these markets was based on industry market research that reflects a dynamic shift in how health care is being prioritized and consumed in those countries. We outsource a distribution center in Hong Kong to provide adequate product distribution capacity for the foreseeable future in these markets.

Like the U.S., we believe healthy lifestyles have increasingly become a priority to middle-class consumers in the Asia Pacific markets as disposable income grows. Our research has found that while traditional remedies are still essential, consumers are increasingly incorporating healthy living products into their daily lives. In-market testing of our products and programs evoked strong consumer response and acceptance.
Asia Pacific is the largest health and wellness marketplace in the world, in terms of revenue share, with robust growth projected over the next several years. The region also is a leading direct selling marketplace, with China representing the second largest market for direct selling retail sales as of 2020.
PRODUCTS AND PROGRAMS
We take pride in our scientific heritage. We have authored 18 peer-reviewed publications over the past 10 years. Most recently, we conducted a double blind study that shows the effects that OPTAVIA Coaching has on the program; the results suggested that speaking with their OPTAVIA Coach more often may help clients lose up to twice as much weight.3
Our clinically proven plans and our scientifically developed products were developed by physicians, dietitians, and scientists to help clients achieve a healthy weight. We work closely with our cross-disciplinary Scientific Advisory Board comprised of physicians and scientists who help guide and provide valuable input into the development of our comprehensive portfolio of offerings. Our products are scientifically designed to deliver proper nutrition at every stage of a person’s journey toward a sustainable, healthy lifestyle. Our exclusive OPTAVIA-branded nutritional products, fuelings, are nutrient-dense, portion-controlled, nutritionally interchangeable and simple to use.
OPTAVIA-BRANDED PRODUCTS
OPTAVIA-branded nutritional products we market include:
•OPTAVIA Essential Fuelings. OPTAVIA Essential Fuelings contain 24 vitamins and minerals, high quality, complete protein, and no colors, flavors or sweeteners from artificial sources. Each OPTAVIA Essential Fueling is scientifically formulated with the right balance of carbohydrates, protein and fat which helps promote a gentle, but efficient fat-burning state. Our Fuelings contain high-quality protein which helps our clients retain lean muscle mass and each contains the patented probiotic BC30™ to support digestive health as part of a balanced diet and healthy lifestyle. Our OPTAVIA Coaches market OPTAVIA Essential Fuelings primarily through a suite of scientifically proven Optimal Weight Plans. Clients purchase kits tailored to their individual needs on the advice and counsel of their OPTAVIA Coach. Kits, ranging in price from approximately $428.20 to $472.95, include up to a 30-day supply of Fuelings and are purchased by our clients through our e-commerce website, their OPTAVIA Coach’s personalized replicated website or our call center.
•OPTAVIA Select Fuelings. OPTAVIA Select Fuelings represent our Non-GMO line of products. These products have unique flavor profiles, work with the same suite of Optimal Weight Plans described below but are formulated for those who desire Non-GMO products.
•OPTAVIA Coach Business Kit. Coaches are required to purchase a business kit to join our network. The kits provide new OPTAVIA Coaches with business essentials to successfully start their independent business, including plan information and 12 months of free access to a personalized OPTAVIA website.
OPTAVIA-BRANDED PLANS
Our OPTAVIA-branded health and wellness plans help clients enter a gentle, but efficient fat-burning state. Their success is enhanced by the personal attention, counseling, education, advice and motivation they receive from our OPTAVIA Coaches. They also benefit from being members of a broader OPTAVIA Community of clients with like-minded goals and objectives regarding their health. We offer clients incentives to join the OPTAVIA Community, including support calls with a caring
3 Based on the results of a 16-week clinical study, those who participated in at least 75% of their 23 assigned OPTAVIA Coaching calls lost 15.2 lbs. compared to 6.7 lbs. for those participating in fewer calls.

community, exclusive offers through our OPTAVIA Premier service that help our clients stay on plan, as well as qualifies them for discounts on purchased products and free shipping. We encourage our clients to embrace our Six Steps to Optimal Health:
•Prepare for your journey.
•Achieve a healthy weight.
•Transition to healthy eating.
•Live the Habits of Health.
•Optimize health for your age.
•The potential to live a longer healthier life.4
The majority of our OPTAVIA Coaches began as weight-loss clients and became OPTAVIA Coaches for a number of reasons, including to pay it forward and help others through their transformation journey. Optimal Weight and Health plans we market to clients are:
•The Optimal Weight 5 & 1 Plan®. Our proven Optimal Weight 5 & 1 Plan encourages clients to eat six small meals a day, an important habit that helps maintain healthy weight. Five daily meals are OPTAVIA Fuelings, offering clients a choice from more than 50 delicious, convenient, nutritionally interchangeable, scientifically-designed products, including shakes, soups, bars, hot beverages, hearty choices, biscuits, pretzels, pudding and brownies. OPTAVIA Coaches counsel their clients on which Fuelings to select. OPTAVIA Coaches also counsel their clients on how to develop healthy habits, such as preparing lean and green meals and choosing healthy snacks.
•Optimal Weight 4 & 2 & 1 Plan®. The Optimal Weight 4 & 2 & 1 Plan is designed for clients who want to continue eating all food groups or want a flexible meal plan to help them achieve a healthy weight. Under this plan, OPTAVIA Coaches counsel their clients to eat four meals of OPTAVIA Fuelings and prepare two lean and green meals and one healthy snack themselves.
•Optimal Health 3 & 3 Plan®. The Optimal Health 3 & 3 plan is designed for clients who want to sustain a healthy weight. This plan focuses on nutritionally balanced, small meals eaten every two or three hours, similar to our Optimal Weight plans, while integrating more food choices in the right portions. Clients are counseled by their OPTAVIA Coaches to eat three Optimal Health Fuelings and three balanced meals they prepare themselves daily.
No matter what plan a client is on, they learn the Habits of Health through the Habits of Health® Transformational System which is a crucial tool for client success and provides the foundation for our community to learn and adopt healthy habits. The Habits of Health Transformational System is an innovative, mind and body lifestyle approach that encourages and educates clients to replace unhealthy habits with healthy ones that contribute to their long-term success.
THE MEDIFAST BRAND
Consistent with business and brand strategy, the Company has completed the sunset of the Medifast Direct channel and Medifast-branded product line during the second quarter of 2021. By maintaining our commitment to building capabilities in the areas that matter most to our OPTAVIA Coaches and clients within the OPTAVIA channel, we believe we will enhance our ability to further grow our business over the next several years, enabling robust revenue growth while also maintaining our profitability in the long-term.
CLIENTS
Sales are made to individual clients. No single client accounted for 10% or more of our consolidated revenue for the year ended December 31, 2021.
SEASONALITY
Demand for weight management products and programs are typically seasonal. Traditionally, the predisposition of clients not to initiate a weight loss or management program during the holiday season impacts the fourth quarter with fewer sales of weight
4 No one can predict how long you are going to live, but research suggests that making an overall lifestyle change by taking an active role in your choices and behavior, including losing weight, eating healthier, moving more, and reducing stress, has the potential to help you live a longer, healthier life.

management products and services during these months. January and February generally show increases in sales, as these months are considered the commencement of the “diet season.” We believe our sales pattern does not follow the seasonality of our industry, but rather is predicated on the growth of our OPTAVIA Coach network.
SCIENTIFIC ADVISORY BOARD
Our Scientific Advisory Board consists of a multi-disciplinary, international panel that serves as the foundation for scientifically-valid, client-centric, high quality innovations for lasting health. Its mission is to help guide us in making informed decisions regarding medical, nutritional, and scientific matters by providing expertise and information on research and emerging trends.
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
Medifast’s identified publicly-traded peers and competitors in the general health and wellness diet industry include USANA Health Sciences Inc., WW International, Inc. (formerly Weight Watchers International, Inc.), Nature’s Sunshine Products Inc., Herbalife Nutrition Ltd., Simply Good Foods Co., The Hain Celestial Group, Inc., BellRing Brands, Inc., and Beyond Meat, Inc.
We have a competitive advantage over traditional diet companies. The OPTAVIA model:
•Promotes a program that focuses on holistic wellness; it views healthy weight as a catalyst to greater changes.
•Offers personalized, empathetic support from Coaches that have been in their clients’ shoes.
•Offers lifelong habit development supported by a proprietary integrated system, the Habits of Health Transformational System.
•Has a vibrant health and wellness community that has impacted more than 2 million lives.
We also have an advantage over traditional direct selling companies:
•OPTAVIA’s innovative model is client-centric and has one sales price to both OPTAVIA Coaches and clients. There is no tiered pricing.
•OPTAVIA boasts a health and wellness community, where about 90% of OPTAVIA Coaches come from the client base and have been in their clients’ shoes. They promote a holistic health and wellness program and are not focused on product sales.
•OPTAVIA Coaches promote a unified training system that aligns its leaders around a common mission.
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

MARKETING
We continue to build and leverage our core brands through multiple marketing strategies. Customer acquisition and retention strategies include word-of-mouth, digital marketing, public relations, social media, email marketing, events and other means. These mediums are used to target new clients by stressing OPTAVIA’s simple and effective approach to weight loss and management and long-term health. Many of these programs are also utilized to reactivate, encourage and support existing clients and OPTAVIA Coaches. We are constantly working to enhance all of our Company materials and websites.
MANUFACTURING
Jason Pharmaceuticals, Inc., our wholly-owned subsidiary with a manufacturing facility in Owings Mills, Maryland, is one of the primary manufacturers of our powder-based products, which account for approximately 17% of our powder-based unit sales. We purchased the plant in July 2002 and have gradually increased production capacity and improved overall efficiencies with additional investments in blending and packaging equipment. The remaining 83% of our powder-based unit sales are manufactured by third-party vendors in accordance with Medifast proprietary formulas and manufacturing standards. Our Owings Mills manufacturing facility is regulated and inspected by the United States Food and Drug Administration (the “FDA”), the United States Department of Agriculture (the “USDA”), the Maryland State Department of Health and Mental Hygiene and Office of Food Protection. It is certified by the Safe Qualified Food Institute as a Safe Quality Food Program Level 2 facility compliant with the Global Food Safety Initiative, a global non-profit collaboration to advance food safety.
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
Direct Selling Regulations
Direct selling is regulated by various national, state and local government agencies in the United States and foreign markets. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, including “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations governing direct selling may be modified or reinterpreted from time to time, which may cause us to modify our sales compensation and business models. In almost all of our domestic markets, regulations are subject to discretionary interpretation by regulators and judicial authorities. There is often ambiguity and uncertainty with respect to the state of direct selling and anti-pyramiding laws and regulations. In the United States, for example, federal law provides law enforcement agencies, such as the Federal Trade Commission (the “FTC”), broad latitude in policing unfair or deceptive trade practices, but does not provide a bright-line test for identifying a pyramid scheme. Several states have passed legislation that more clearly distinguishes between illegal pyramid schemes and legitimate multi-level marketing (“MLM”) business models. Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumers. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. For example, in 2016, the FTC entered into a settlement with another multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, the FTC has indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance. If the requirements in this settlement lead to new industry standards or new rules, our business could be impacted and we may need to amend our compensation plan.
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
HUMAN CAPITAL MANAGEMENT
As of December 31, 2021, the Company employed 984 team members, of whom 624 were engaged in manufacturing, logistics and supply chain support, and 360 in marketing, administrative and corporate support functions. None of our team members are subject to a collective bargaining agreement with the Company. We actively foster an organizational culture centered around strong cross-functional relationships and are focused on driving an excellent employee experience. Of our total team members, 974 are employed in the United States and 10 are employed in Asia Pacific.
At Medifast, we nurture a one team mindset that celebrates strong cross-functional teaming and partnering. Our culture emphasizes the importance of building community and strong relationships to facilitate trust, understanding and empathy. We have a Culture Compass that expresses:

•Our Mission … why we exist
•Our Focus … on Coaches and Clients
•Our Core Values … what we believe
•Our Success Drivers … how we lead
•Our Operating Principles … how we make choices

Our Community (Coach Community & our team members) is united by our values – we are one team with one mission, guided by clear, shared behaviors that help us stay aligned as we grow and enable us to prioritize our work, plan for the future and harness our combined energy to accomplish our company objectives. Our Compass is fully embedded in our core human capital processes to ensure our team members understand how their success translates to the success of the greater team and ultimately to an amazing Coach & Client Experience.

Building transparency and developing communication channels that allow us to cascade information and connect our teams are critical components of our people strategy. We leverage our Workplace from Meta platform to connect, collaborate, incite conversations around topics that matter to us (like wellness), foster greater comradery, celebrate our successes and build trust among peers. We leverage our communication channels to remind team members of the significant impact they have on the Coach and Client Experience, help them understand our business model, get them engaged in opportunities to learn and increase empathy across functional teams.

In 2021, we established a new recognition program (#AcedIt!), to provide team members and people leaders a platform to recognize excellent work that supports our business strategy and applaud behaviors that reinforce our cultural values. We believe fostering a sense of gratitude is a key component to nurturing strong relationships and building tight-knit communities. Our #AcedIt! program allows for both social and point-based recognition as well as celebrates team members for achieving important milestones in service.

Diversity is one of Medifast’s Core Values and an important part of our culture. As an organization, we are committed to generating an open dialog with our team members as well as improving our learning on how we can foster a more inclusive work environment that enables all our team members to have a voice. On a regular basis, we deploy pulse surveys after significant events or programs so that we can gain a deeper understanding of how we can better serve our team members’ needs, ensure we are staying aligned with our mission and gauge our team members’ understanding of our company strategy and goals. In 2021, we piloted a listening initiative we call “The Loop”. The Loop is enabled by a technology platform that will allow us to institutionalize our listening program and have a way to promote communication transparency and ultimately allow us to monitor and improve our organizational health. We plan to deploy The Loop organization wide in 2022.

We regularly review our team members’ feedback to better align our human capital initiatives to their needs. In 2020, the company established a relationship with an external partner to assess our work environment and identify opportunities in the area of Diversity, Equity & Inclusion (“DEI”). Based on the results of this assessment, in 2021, we planned and deployed leadership training for our executive and senior leadership team and identified the cultural elements most critical for us to nurture in order to strengthen inclusion within our company. As part of our focus on inclusion and to foster community in a time of 100% remote work, we established a new initiative called Culture Club. Culture Club is open to all team members and is intended to give team members a platform to connect and learn together as well as socialize and build stronger bonds.
Nurturing growth and learning are also key elements of our culture. In 2021, we hosted 11 focus groups to understand the capabilities needed by our team members and identified key competencies that will be at the center of future learning and development initiatives. Our executive leaders also expanded their talent review and succession planning process to reach deeper into the organization and gain an understanding of opportunities and strength areas to further inform development plans and accelerate the learning of top talent.

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

In 2021, we continued to prioritize the health and well-being of our team members. All onsite-essential teams continued to adhere to our enhanced safety protocols and had access to additional sick time. For our onsite-flexible teams, effective October 2021, we rolled out a hybrid work plan that allowed team members to work 2 to 3 days from the office. We developed and deployed a Hybrid Playbook to assist people leaders in formulating a plan that enables flexibility and allows them to optimize collaboration across their teams. We will continue to listen and adjust our plans as we continue on this hybrid work journey.
In addition to our team members, our Human Capital also includes our independent contractor OPTAVIA Coaches. They support our clients and market our products and services primarily through word of mouth, email and via social media channels such as Facebook, Instagram, Twitter and video conferencing platforms. For more information about our OPTAVIA Coaches, see Item 1. Business.
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

Allegations against companies that use a multi-level marketing strategy in various markets have also created intense public scrutiny of companies in the direct selling industry. Similarly, the FTC continues to scrutinize multi-level marketers. In 2020, the FTC sent out letters warning multi-level marketing companies to remove and address claims that they or their participants made about their products' ability to treat or prevent COVID-19 or provide earnings for people who have recently lost income. All of these actions and any future scrutiny of us or the direct selling industry could generate negative publicity or further regulatory actions that could result in fines, restrict our ability to conduct our business, enter into new markets, and ultimately attract clients.
We have experienced rapid growth and expect our growth to continue, which could place significant strain on our management, systems, resources, and results of operations.
We have experienced rapid growth and development in a relatively short period of time and expect to continue this rapid growth in the future. For example, the total number of our active earning OPTAVIA Coaches was 59,800, 44,200 and 31,800 as of December 31, 2021, 2020 and 2019, respectively, representing year-over-year increases of 35.3% in 2021 and 39.0% in 2020. In addition, in July 2019, we commenced our international operations, entering into the Asia Pacific markets of Hong Kong and Singapore. We outsource a distribution center in Hong Kong for product distribution capacity. Our rapid growth places significant demands on our management and our administrative, logistical, operational and financial infrastructure.
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
We rely on third-party manufacturers to supply a majority of the food and other products we sell. If we are unable to obtain a sufficient quantity, quality and variety of foods and other products from these manufactures in a timely and low-cost manner, we will be unable to fulfill our clients’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage our reputation and the value of our brands. We also rely on third-parties to distribute and deliver our products.
Therefore, it is critical that we maintain good relationships with our manufacturers and third parties that distribute and deliver our products. The services we require from these parties may be disrupted due to a number of factors associated with their businesses, including the following:
•the COVID-19 pandemic and any future pandemics;
•labor disruptions;
•delivery and transportation problems;
•financial condition or results of operations;
•internal inefficiencies;
•power failures;
•equipment failure;
•severe weather, climate and other adverse environmental conditions;
•fire;
•natural or man-made disasters, war, terrorism, or political instability;
•adverse changes in third-party contract terms;
•shortages or increases in prices of ingredients; and

•USDA or FDA compliance issues.
We manufacture and produce a portion of our powder-based products, which account for approximately 17% of our powder-based unit sales, at our manufacturing facility in Owings Mills, Maryland. As a result, we are dependent upon the uninterrupted and efficient operation of our sole manufacturing facility in Owings Mills, Maryland. The operations at this facility may be disrupted by a number of factors, including the following:
•the COVID-19 pandemic and any future pandemics;
•labor disruptions;
•power failures;
•equipment failure;
•internal inefficiencies;
•severe weather, climate and other adverse environmental conditions;
•fire;
•natural or man-made disasters, war, terrorism, or political instability; and
•USDA or FDA compliance issues.
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

If we do not continue to develop innovative new products or if our products do not continue to appeal to the market, or if we are unable to successfully expand or respond to consumer trends, our business may suffer.
The increasing focus of consumers on more integrated lifestyle and fitness approaches rather than just food, nutrition and diet could adversely impact the popularity of our programs. Our future success depends on our ability to continue to develop and market new, innovative products and to enhance our existing products, each on a timely basis to respond to new and evolving consumer demands, achieve market acceptance and keep pace with new nutritional, weight management, technological and other developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced products, and we cannot assure you that any new or enhanced products will appeal to the market. Our failure to develop new products and to enhance our existing products, and the failure of our products to continue to appeal to the market could have an adverse impact on our ability to attract and retain clients and thus adversely affect our business, financial condition or results of operations.
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
Our business depends on the effectiveness of our advertising and marketing programs, including the strength of the Company's and our OPTAVIA Coaches’ social media presence, to attract and retain clients. Use of social media may materially and adversely affect our reputation or subject us to fines or other penalties, and restrictions on the use of or access to social media may adversely impact sales of our products and services.
Our business success depends on our ability to attract and retain clients. Our ability to attract and retain clients depends significantly on the effectiveness of our OPTAVIA Coaches’ advertising and marketing practices. Our OPTAVIA Coaches support our clients and market our products and services primarily through word of mouth, email and via social media channels such as Facebook, Instagram, Twitter and video conferencing platforms. If their advertising and marketing campaigns do not generate a sufficient number of clients, our business, financial condition and results of operations will be adversely affected.
We and our OPTAVIA Coaches, as well as social media influencers or other brand ambassadors that we may utilize from time to time, use email and social media platforms as a means of communicating with clients. We use digital marketing, social media, and email marketing, among other means, to attract and retain clients. Unauthorized or inappropriate use of these channels could result in harmful publicity or negative consumer experiences, which could have an adverse impact on the effectiveness of our marketing through these channels. In addition, the rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. Negative or false commentary about us may be posted on social media platforms or similar devices at any time and may harm our business, brand, reputation, Coaches, financial condition, and results of operations, regardless of the information’s accuracy.
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
OPTAVIA Coaches are subject to high turnover and we depend on our network of OPTAVIA Coaches to continually grow their businesses by attracting, training and motivating new OPTAVIA Coaches. We consider our number of active earning OPTAVIA Coaches and average quarterly revenue per active earning OPTAVIA Coach to be key indicators of our financial performance and condition. As of December 31, 2021, the Company had 59,800 total active earning OPTAVIA Coaches and the average Q4 2021 revenue per active earning OPTAVIA Coach was $6,321. The failure to provide the business essentials and competitive compensation necessary to motivate OPTAVIA Coaches to grow their businesses will adversely affect our future growth and operating results. The growth and sustainability of our network of OPTAVIA Coaches is also subject to risks which may be outside of our control. These include:
•Potential misconduct or improper claims by OPTAVIA Coaches;
•Negative public perceptions of multi-level marketing;
•General economic conditions;
•Failure to develop innovative products to meet consumer demands;
•Adverse opinions of our products, services, or industry; and
•Regulatory actions against our Company, competitors in our industry, or other direct selling companies.
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
In connection with our entry into the Asia Pacific markets of Hong Kong and Singapore, we expanded our sales, marketing and distribution activities in these markets. The sale, marketing and distribution of our products and programs in these and other international locations is subject to a number of uncertainties, including, but not limited to, the following:
•the COVID-19 pandemic and any future pandemics;
•economic and political instability;
•import or export licensing requirements;
•trade restrictions;
•product registration requirements;
•longer payment cycles;
•changes in regulatory requirements, including regulations governing our direct selling business model, and tariffs;
•potentially adverse tax consequences; and
•potentially weak protection of intellectual property rights.
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
The Company declared a dividend of $1.42 per share on December 8, 2021, to stockholders of record as of December 21, 2021, that was paid on February 8, 2022. We intend to continue paying a quarterly dividend to our stockholders for the foreseeable future, subject to long term cash flow needs, including capital spend needs and overall macroeconomic conditions. Our Board of Directors periodically reviews our quarterly dividend to ensure that it is in the best interest of our stockholders and is in compliance with all applicable laws and agreements. Future dividends may also be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions; legal risks; any stock repurchase programs; changes in federal and state income tax laws or corporate laws; changes to our business model; and interest and principal payments required by indebtedness that we may incur in the future. Our dividend payments may change from time to time, and we cannot provide any assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
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
Our results of operation are highly dependent on the number of product sales and program fees generated by our OPTAVIA Coaches. A downturn in general economic conditions, such as a recession or prolonged economic slowdown, may reduce the demand for our products and otherwise adversely affect our sales. For example, economic forces, including changes in disposable consumer income and/or reductions in discretionary spending, unemployment levels, labor shortages, demographic trends, inflation and consumer confidence in the economy, may cause consumers to defer or decrease purchases of our products and programs which could adversely affect our revenue, gross profit, and/or our overall financial condition and operating results.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company leases office space in Baltimore, Maryland which serves as our corporate headquarters. The corporate headquarters’ lease expires in February 2026. In January 2020, the Company entered into a lease for a satellite office in Lehi, Utah. The satellite office lease expires in March 2023. In May 2021, the Company entered into a lease for our innovation research center in Owings Mills, Maryland. The innovation research center lease expires in February 2029.
The Company owns a 49,000 square-foot manufacturing facility in Owings Mills, Maryland, and a 119,000 square-foot distribution facility in Ridgley, Maryland. The Company outsources domestic distribution centers in Reno, Nevada, and Haltom City, Texas. In April 2021, the Company entered into a lease for a distribution center in Havre De Grace, Maryland. In addition, the Company outsources an international distribution center in Hong Kong.
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
Holders
There were approximately 76 record holders of the Company’s common stock as of February 14, 2022. This number does not include beneficial owners of our securities held in the name of nominees.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance under our equity compensation plans, which information is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchases of common stock for the three months ended December 31, 2021:

2021	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	142	$193.81	—	2,131,689
November 1 - November 30	26,568	222.63	20,419	2,111,270
December 1 - December 31	41,698	206.51	26,790	2,084,480
____________________
(1)Also included are shares of common stock surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock previously granted to such employees and directors.
(2)At the outset of the quarter ended December 31, 2021, there were 2,131,689 shares of the Company's common stock eligible for repurchase under the repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
As of December 31, 2021, there were 2,084,480 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.
Performance Graph
The following line graph compares the yearly percentage change in the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) for the last five fiscal years to that of the Standard & Poor’s 500 Index and the Company’s selected peer groups. The 2020 Peer Group includes 1-800-flowers.com Inc., Blue Apron Holdings Inc., Duluth Holdings Inc., E.l.f Beauty Inc., Farmer Brothers Company, Herbalife Nutrition Ltd., Inter Parfums Inc., Nature’s Sunshine Products Inc., Nu Skin Enterprises Inc., Petmed Express Inc., Simply Good Foods Co., Tupperware Brands Corp., USANA Health Sciences Inc., and WW International, Inc. The 2021 Peer Group includes the 2020 Peer Group with the exception of E.l.f Beauty Inc. and Petmed Express Inc. as well as the addition of The Hain Celestial Group, Inc., Edgewell Personal Care Company, Belling Brands, Inc. and Beyond Meat, Inc.

	2016	2017	2018	2019	2020	2021
Medifast, Inc.	$100.00	$172.35	$313.84	$283.33	$527.35	$576.87
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
2020 Peer Group	100.00	158.63	209.27	202.79	266.71	310.22
2021 Peer Group	100.00	140.31	155.90	132.01	145.89	151.63
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
Revenue Recognition: Our revenue is derived primarily from point of sale transactions executed over an e-commerce platform for weight loss, weight management, and other healthy living products. Revenue is recognized upon receipt by customer and net of discounts, rebates, promotional adjustments, price adjustments, allocated consideration to loyalty programs, and estimated returns.
Revenue is recognized when control of the promised products is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those products. When determining whether the customer has obtained control of the products, we consider any future performance obligations.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. Our contracts have performance obligations to fulfill and deliver products from the point of sale transaction along with the related customer reward programs.
Our performance obligations are satisfied at a point in time. Revenue from products transferred to clients at a point in time accounted for substantially all of our revenue for the years ended December 31, 2021, 2020 and 2019. Revenue on these contracts is recognized when the obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control upon receipt of products by our clients. Any consideration received prior to the fulfillment of the Company’s performance obligation is deferred and recognized as a liability.
Our return policy allows for customer returns of consumable products within 30 days of purchase and upon our authorization. We adjust revenues for the products expected to be returned and a liability is recognized for expected refunds to clients. We estimate expected returns based on historical levels and project this experience into the future.
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
We expense OPTAVIA Coach compensation and credit card fees during the period in which the corresponding revenue is earned. These costs are deferred along with the revenues for goods that are in transit and not received by clients by period end. These costs are recorded in selling, general and administrative expense in our Consolidated Statements of Income.
Long-lived Asset Impairment: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.
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
BACKGROUND
Medifast is the global company behind one of the fastest-growing health and wellness communities, OPTAVIA, which offers Lifelong Transformation, One Healthy Habit at a Time. Reflecting the success of our holistic approach to health and wellness, we have consistently grown revenue over the past five years. Of equal importance, we expect our differentiated direct-to-consumer business model to continue to deliver growth in the foreseeable future. Medifast has redefined direct selling by combining the best aspects of the model, while eliminating those dimensions that have typically challenged other companies. Medifast is often compared to diet and weight loss-only companies or to multi-level marketing companies, but our model is very different. The Company supports clients through independent OPTAVIA Coaches, the majority of whom were clients first. Our product sales accounted for approximately 98.0% of our revenues in each of 2021, 2020, and 2019.
We review and analyze a number of key operating and financial metrics to manage our business, including the number of active earning OPTAVIA Coaches and average quarterly revenue generated per active earning OPTAVIA Coach.
As we previously disclosed, global expansion is an important component of our long-term growth strategy. In July 2019, we commenced our international operations, entering into the Asia Pacific markets of Hong Kong and Singapore. We outsource a distribution center in Hong Kong to provide adequate product distribution capacity for the foreseeable future. Our decision to enter these markets was based on industry market research that reflects a dynamic shift in how health care is being prioritized and consumed in those countries.
Our OPTAVIA business unit accounted for approximately 99.9%, 98.0%, and 96.4% of our revenues in 2021, 2020 and 2019, respectively. We have operated and reported as a single sales segment, OPTAVIA, since 2018. Consistent with business and brand strategy, the Company has completed the sunset of the Medifast Direct channel and Medifast-branded product line during the second quarter of 2021. By maintaining our commitment to building capabilities in the areas that matter most to our OPTAVIA Coaches and clients within the OPTAVIA channel, we believe we will enhance our ability to further grow our business over the next several years, enabling robust revenue growth while also maintaining our profitability in the long-term.

CONSOLIDATED RESULTS OF OPERATIONS - 2021 COMPARED TO 2020
The following table reflects our consolidated statements of income for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	2021	2020	$ Change	% Change

Revenue	$1,526,087	$934,842	$591,245	63.2%
Cost of sales	398,490	237,027	(161,463)	(68.1)%
Gross Profit	1,127,597	697,815	429,782	61.6%

Selling, general, and administrative	911,356	563,656	(347,700)	(61.7)%

Income from operations	216,241	134,159	82,082	61.2%

Other (expense) income
Interest (expense) income	(231)	246	(477)	(193.9)%
Other income (expense)	119	(140)	259	(185.0)%
	(112)	106	(218)	(205.7)%

Income from operations before income taxes	216,129	134,265	81,864	61.0%

Provision for income taxes	52,098	31,406	(20,692)	(65.9)%

Net income	$164,031	$102,859	$61,172	59.5%

% of revenue
Gross Profit	73.9%	74.6%
Selling, general, and administrative	59.7%	60.3%
Income from Operations	14.2%	14.4%
Revenue: Revenue increased $591.2 million, or 63.2%, to $1.526 billion in 2021 from $934.8 million in 2020. The average revenue per active earning OPTAVIA Coach increased 6.6% to $6,321 for the three months ended December 31, 2021 from $5,932 for the three months ended December 31, 2020. Increase in the productivity per active earning OPTAVIA Coach for the quarter continued to be driven by an increase in both the number of clients supported by each Coach as well as an increase in average client spend. The year-over-year growth in revenue was primarily driven by the continued growth in active earning OPTAVIA Coach count and increase in the productivity per active earning OPTAVIA Coach.
Costs of Sales: Cost of sales increased $161.5 million, or 68.1%, to $398.5 million in 2021 from $237.0 million in 2020. This increase in cost of sales was primarily driven by an increase in OPTAVIA product sales, higher product costs and shipping costs resulting from inflation in raw ingredient, freight and labor costs. In addition, acceleration of demand in OPTAVIA-branded products led to the increase in the Company’s use of co-manufacturers, which further increased cost of sales.
Gross Profit: In 2021, gross profit increased $429.8 million, or 61.6%, to $1.128 billion from $697.8 million in 2020. The increase in gross profit was primarily attributable to higher revenue partially offset by increased cost of sales. As a percentage of sales, gross profit decreased 70 basis points to 73.9% for 2021 from 74.6% for 2020. The decrease in gross margin percentage was primarily the result of higher product and shipping costs resulting from inflation in raw ingredient, freight and labor costs.
Selling, General and Administrative: Selling, general and administrative (“SG&A”) expenses were $911.4 million in 2021, an increase of $347.7 million, or 61.7%, as compared to $563.7 million in 2020. As a percentage of sales, SG&A expenses were 59.7% for 2021 as compared to 60.3% for 2020. The increase in SG&A was primarily due to higher OPTAVIA Coach compensation expense, increased salaries and benefits related expenses for employees, incremental costs related to continued investment in information technology and distribution, increased credit card fees resulting from higher sales, as well as costs for the Company’s hybrid annual convention held in July 2021. As the OPTAVIA convention in July 2020 was a virtual event in response to the COVID-19 pandemic, the costs were significantly lower. SG&A expenses included research and development costs of $4.4 million and $2.8 million for 2021 and 2020, respectively, in connection with the development of new products and programs and clinical research activities.
OPTAVIA Coach compensation expense, which is a variable expense, increased $272.1 million, or 68.9%, to $667.2 million in 2021 from $395.1 million in 2020. The increase was primarily the result of increased OPTAVIA product sales. This trend is the result of the success we are experiencing with our growing OPTAVIA Integrated Coach Model. The total number of active earning OPTAVIA Coaches for the three months ended December 31, 2021 increased to 59,800 from 44,200 for the corresponding period in 2020, an increase of 35.3%.
Income from operations: Income from operations in 2021 increased $82.0 million to $216.2 million from $134.2 million in 2020 primarily as a result of increased gross profits partially offset by increased SG&A expenses. Income from operations as a percentage of sales decreased to 14.2% for 2021 as compared to 14.4% for 2020 due to the factors described above in the explanations from gross profit and SG&A expenses.
Provision for income taxes: For 2021, the Company recorded $52.1 million in income tax expense, an effective tax rate of 24.1%, as compared to $31.4 million in income tax expense and an effective tax rate of 23.4%, for 2020. The increase in the effective tax rate for 2021 as compared to 2020 was primarily driven by an increase in the state tax expenses of 1.2% and an increase in the limitation for executive compensation of 0.5%, partially offset by a decrease in the current year impact of the valuation allowance of 0.8% and an increase in the stock compensation benefit of 0.5% as well as other permanent differences.
Net income: Net income was $164.0 million, or $13.89 per diluted share, in 2021 as compared to $102.9 million, or $8.68 per diluted share, in 2020. The period-over-period changes were driven by the factors described above in the explanations from operations.
Additionally, refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2020 compared to fiscal year 2019.
Liquidity and Capital Resources
The Company had stockholders’ equity of $202.5 million and working capital of $137.0 million at December 31, 2021 compared with $157.2 million and $123.0 million at December 31, 2020. The $45.3 million net increase in stockholders’ equity reflects $164.0 million in net income for 2021 offset by $56.0 million spent on repurchases of common stock and $67.2 million for declared dividends paid to our common stockholders as well as the other equity transactions described in the Consolidated Statements of Changes in Stockholders’ Equity included in our consolidated financial statements included in this report. The Company declared a quarterly dividend of $1.42 per share on December 8, 2021, to stockholders of record as of December 21, 2021 that was paid on February 8, 2022. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the declaration and payment of dividends. The Company’s cash, cash equivalents and investment securities decreased from $174.5 million at December 31, 2020 to $109.5 million at December 31, 2021.
Net cash provided by operating activities decreased $50.7 million to $94.5 million for 2021 from $145.2 million for 2020 primarily as a result of a $114.5 million decrease in operating assets and liabilities partially offset by a $61.2 million increase in net income. Decrease in operating assets and liabilities was primarily due to a $122.0 decrease in the change in inventories. We increased our inventory purchases significantly in 2021 to meet our sales growth demand.
Net cash used in investing activities was $29.0 million for 2021 as compared to $1.3 million for 2020. This year-over-year change resulted primarily from a $28.3 million increase in cash used in capital expenditures for 2021 as compared to 2020. Cash used in capital expenditures for 2021 expanded our technology and supply chain capabilities to support our planned growth.
Net cash used in financing activities increased $68.0 million to $125.1 million for 2021 from $57.1 million for 2020. This increase was primarily due to a $51.0 million increase in stock repurchases, a $10.7 million increase in cash dividends paid to stockholders and a $5.5 million increase in net shares repurchased for taxes.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities.
From time to time the Company evaluates potential acquisitions that complement our business. If consummated, any such transactions may use a portion of our working capital or require the issuance of equity or debt. We have no present understandings, commitments or agreements with respect to any material acquisitions.

As of December 31, 2021, the Company maintained a credit facility, which provides for a $125.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit and also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The credit facility contains affirmative and negative covenants customarily applicable to credit facilities. As of December 31, 2021, the Company was in compliance with all of its debt covenants and there were no borrowings outstanding under the credit facility.
Contractual Obligations and Commercial Commitments
The Company had the following contractual obligations as of December 31, 2021 (in thousands):

	2022	2023 - 2024	2025 - 2026	Thereafter	Total
Operating leases (a)	$7,130	$11,900	$9,985	$5,412	$34,427
Unconditional purchase obligations (b)	94,618	99,886	3,621	756	198,881
Total contractual obligations	$101,748	$111,786	$13,606	$6,168	$233,308
____________________
(a)The Company has operating leases in place for leased corporate offices, warehouses, and certain equipment.
(b)The Company has unconditional purchase obligations primarily for inventories, outsourced information technology and Coach events.
INFLATION
During 2021, the Company's business experienced a certain amount of inflation impact on raw ingredient, freight and supply chain labor. As a result, the Company increased its product sales prices by 3.5% in December 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes.
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds and United States money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at December 31, 2021, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Medifast, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Medifast, Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements of the Company and our report dated February 23, 2022 expressed an unqualified opinion.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
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
February 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Medifast, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Medifast, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Income Taxes
As described in Notes 2 and 11 of the consolidated financial statements, the Company operates in multiple markets in the U.S. and internationally using an e‑commerce platform and a direct selling network of OPTAVIA Coaches. The Company’s provision for income taxes is impacted based on interpretations of U.S. federal and various state and local income tax laws. Management prepared the Company’s provision for income taxes using significant judgment when interpreting the provisions of Treasury and state and local tax regulations and assessing the positions taken as a result of these considerations as to whether or not the amount of benefit recorded would be more‑likely‑than‑not to be sustained upon examination.
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

Our audit procedures related to the Company’s provision for income taxes included the following, among others:
•We obtained an understanding of the relevant controls related to the determination of current and deferred taxes and tested such controls for design and operating effectiveness, including controls related to the interpretation and application of tax laws.
•We involved our specialized tax professionals to assist in evaluating the application of Treasury Regulations and state and local tax regulations. Our specialists considered the interpretations of Treasury Regulations, state and local tax positions, and other tax positions requiring significant judgement, made an independent assessment of such positions and related calculations and then compared them to the Company’s recorded positions.
•We tested the accuracy and completeness of the data and inputs used to calculate the effective federal and state tax rate, current provision calculations and deferred tax assets/liabilities.

/s/ RSM US LLP
We have served as the Company's auditor since 2010.
Baltimore, Maryland
February 23, 2022

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2021, 2020 and 2019
(U.S. dollars in thousands, except per share amounts & dividend data)

	2021	2020	2019

Revenue	$1,526,087	$934,842	$713,672
Cost of sales	398,490	237,027	176,814
Gross profit	1,127,597	697,815	536,858

Selling, general, and administrative	911,356	563,656	445,819

Income from operations	216,241	134,159	91,039

Other (expense) income
Interest (expense) income	(231)	246	1,295
Other income (expense)	119	(140)	29
	(112)	106	1,324

Income from operations before income taxes	216,129	134,265	92,363

Provision for income taxes	52,098	31,406	14,447

Net income	$164,031	$102,859	$77,916

Earnings per share - basic	$14.01	$8.74	$6.62

Earnings per share - diluted	$13.89	$8.68	$6.43

Weighted average shares outstanding
Basic	11,705	11,771	11,771
Diluted	11,813	11,850	12,117

Cash dividends declared per share	$5.68	$4.52	$3.38
The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2021, 2020 and 2019
(U.S. dollars in thousands)

	2021	2020	2019

Net income	$164,031	$102,859	$77,916
Other comprehensive income, net of tax:
Foreign currency translation	112	(21)	1
Unrealized (losses) gains on investment securities	(42)	37	197
Other comprehensive income	70	16	198

Comprehensive income	$164,101	$102,875	$78,114

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2021 and 2020
(U.S. dollars in thousands, except per share amounts)

	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$104,183	$163,723
Inventories	180,043	53,392
Investment securities	5,361	10,752
Income taxes, prepaid	945	—
Prepaid expenses and other current assets	16,334	6,447
Total current assets	306,866	234,314

Property, plant and equipment - net of accumulated depreciation	56,131	27,633
Right-of-use assets	24,457	10,508
Other assets	6,468	2,937
Deferred tax assets	4,404	692

TOTAL ASSETS	398,326	276,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	163,309	107,677
Current lease obligations	6,523	3,673
Total current liabilities	169,832	111,350

Lease obligations, net of current lease obligations	26,020	7,488
Total liabilities	195,852	118,838

Commitments (Note 12)

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized;
11,594 and 11,822 issued and 11,593 and 11,772 outstanding
at December 31, 2021 and December 31, 2020, respectively	12	12
Additional paid-in capital	12,018	7,842
Accumulated other comprehensive income	111	41
Retained earnings	190,333	154,351
Less: treasury stock at cost, 0 and 46 shares at December 31, 2021 and December 31, 2020, respectively	—	(5,000)
Total stockholders' equity	202,474	157,246

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	398,326	276,084

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021, 2020 and 2019
(U.S. dollars in thousands)

	2021	2020	2019

Operating Activities
Net income	$164,031	$102,859	$77,916
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	6,812	4,316	4,624
Non-cash lease expense	5,069	3,189	2,624
Share-based compensation	9,903	6,796	4,520
Loss on sale of disposal of property, plant and equipment	2	212	17
Amortization of premium on investment securities	89	320	454
Deferred income taxes	(3,715)	601	1,598
Change in operating assets and liabilities:
Inventories	(126,651)	(4,621)	(9,883)
Income taxes, prepaid	(945)	5,169	(5,169)
Prepaid expenses and other current assets	(9,887)	1,086	(1,936)
Other assets	(4,543)	(2,741)	(2,615)
Accounts payable and accrued expenses	54,380	28,010	12,111
Net cash flow provided by operating activities	94,545	145,196	84,261

Investing Activities
Sale and maturities of investment securities	5,145	4,605	3,730
Purchase of property and equipment	(34,209)	(5,887)	(10,058)
Net cash flow used in investing activities	(29,064)	(1,282)	(6,328)

Financing Activities
Options exercised by executives and directors	811	1,597	278
Net shares repurchased for taxes	(6,089)	(551)	(14,092)
Cash dividends paid to stockholders	(63,856)	(53,190)	(35,396)
Stock repurchases	(55,999)	(5,000)	(33,114)
Net cash flow used in financing activities	(125,133)	(57,144)	(82,324)

Foreign currency impact	112	(21)	1

(Decrease) Increase in cash and cash equivalents	(59,540)	86,749	(4,390)
Cash and cash equivalents - beginning of the period	163,723	76,974	81,364
Cash and cash equivalents - end of period	$104,183	$163,723	$76,974

Supplemental disclosure of cash flow information
Income taxes paid	$56,758	$24,636	$17,314
Dividends declared included in accounts payable	$17,186	$13,831	$13,719

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2021, 2020 and 2019
(U.S. dollars in thousands)

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

Balance, January 1, 2019	12,117	$12	$8,802	$(173)	$131,344	$(30,879)	$109,106

Net income	—	—	—	—	77,916	—	77,916
Share-based compensation	273	—	4,520	—	—	—	4,520
Options exercised by executives and directors	10	—	278	—	—	—	278
Net shares repurchased for taxes	(128)	—	(13,600)	—	(492)	—	(14,092)
Treasury stock from stock repurchases	—	—	—	—	—	(33,114)	(33,114)
Other comprehensive income	—	—	—	198	—	—	198
Cash dividends declared to stockholders	—	—	—	—	(39,980)	—	(39,980)

Balance, December 31, 2019	12,272	$12	$—	$25	$168,788	$(63,993)	$104,832

Net income	—	—	—	—	102,859	—	102,859
Share-based compensation	17	—	6,796	—	—	—	6,796
Options exercised by executives and directors	28	—	1,597	—	—	—	1,597
Net shares repurchased for taxes	(6)	—	(551)	—	—	—	(551)
Treasury stock from stock repurchases	—	—	—	—	—	(5,000)	(5,000)
Treasury stock retired from stock repurchases	(489)	—	—	—	(63,993)	63,993	—
Other comprehensive income	—	—	—	16	—	—	16
Cash dividends declared to stockholders	—	—	—	—	(53,303)	—	(53,303)

Balance, December 31, 2020	11,822	$12	$7,842	$41	$154,351	$(5,000)	$157,246

Net income	—	—	—	—	164,031	—	164,031
Share-based compensation	55	—	9,454	—	142	—	9,596
Options exercised by executives and directors	29	—	811	—	—	—	811
Net shares repurchased for taxes	(28)	—	(6,089)	—	—	—	(6,089)
Treasury stock from stock repurchases	—	—	—	—	—	(55,999)	(55,999)
Treasury stock retired from stock repurchases	(284)	—	—	—	(60,999)	60,999	—
Other comprehensive income	—	—	—	70	—	—	70
Cash dividends declared to stockholders	—	—	—	—	(67,192)	—	(67,192)

Balance, December 31, 2021	11,594	$12	$12,018	$111	$190,333	$—	$202,474
The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021, 2020, and 2019
1.NATURE OF THE BUSINESS
Medifast, Inc. (the “Company” or “Medifast”) is a Delaware corporation, incorporated in 1989. The Company’s operations are primarily conducted through its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Medifast Franchise Systems, Inc., Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited, OPTAVIA (Singapore) PTE. LTD and OPTAVIA Health Consultation (Shanghai) Co., Ltd. Medifast is the company behind one of the fastest-growing health and wellness communities called OPTAVIA. OPTAVIA is a highly effective lifestyle solution for people for whom diets alone have failed. The Company has one modern, United States Food and Drug Administration (the “FDA”) approved manufacturing facility located in Owings Mills, Maryland.
Medifast sells a variety of weight loss, weight management and healthy living products all based on our proprietary formulas under the OPTAVIA, Optimal Health by Take Shape for Life, and Flavors of Home® brands. The Company’s product line includes more than 95 consumable options, including, but not limited to, bars, bites, pretzels, puffs, cereal crunch, drinks, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups. Medifast’s nutritional products are formulated with high-quality ingredients. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.
2.SIGNIFICANT ACCOUNTING POLICIES
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
Fair Value of Financial Instruments - Our financial instruments include cash and cash equivalents, and investment in available-for-sale securities. The carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. The fair value of investments in available-for-sale securities are based on third-party pricing services provided by the Company’s investment advisory firm.
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
(1)The depreciation life for leasehold improvements is the lesser of the estimated useful life of the addition or the term of the related lease.
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
Our performance obligations are satisfied at a point in time. Revenue from products transferred to clients at a point in time accounted for substantially all of our revenue for the years ended December 31, 2021, 2020 and 2019. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control upon receipt of products by our clients. Any consideration received prior to the fulfillment of the Company’s performance obligation is deferred and recognized as a liability.
Sales returns
Our return policy allows for customer returns of consumable products within 30 days of purchase and upon our authorization. We adjust revenues for the products expected to be returned and a liability is recognized for expected refunds to clients. We estimate expected returns based on historical levels and project this experience into the future.
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
Contract costs
We expense OPTAVIA Coach compensation and credit card fees during the period in which the corresponding revenue is earned. These costs are deferred along with the revenues for goods that are in transit and not received by clients by period end. These costs are recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Income.
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
Advertising Costs - Advertising costs are expensed as incurred, except for the preparation, layout, design and production of advertising costs which are expensed when the advertisement is first used. They are recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income. Advertising expense, excluding broker fees, for the years ended December 31, 2021, 2020 and 2019, amounted to $1.6 million, $4.4 million and $5.3 million, respectively.
Research and Development - The Company incurs research and development costs in connection with the development of new products and programs and clinical research activities, which are expensed as incurred. They are recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income. The Company incurred $4.4 million, $2.8 million, $2.7 million in research and development expense for the years ended December 31, 2021, 2020 and 2019, respectively.
Share-Based Compensation - Share-based compensation consists primarily of restricted stock awards, performance-based share awards, and stock options granted to employees and directors. Restricted stock awards are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the requisite service period. Performance-based share awards are measured based on the grant-date market price of the Company's common stock adjusted by expected level of achievement over the performance period. The fair value of the incentive stock options and non-qualified stock options is calculated using the Black-Scholes option pricing model as of the grant date and recognized over the service period. The Company issues new shares upon the exercise of stock options, the granting of restricted stock awards, and the achieved performance against pre-determined performance goals over the performance period for performance-based share awards.
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
Accounting Pronouncements - Adopted in 2021
On January 1, 2021, the beginning of the Company’s fiscal year, the Company adopted Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is designed to simplify the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740. There was no material impact on the Company’s consolidated financial statements upon adoption of this ASU.
Recently Issued Accounting Pronouncements - Pending Adoption
We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that have the potential for a material impact on our results of operations, financial condition, or cash flows, based on current information, except for:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying accounting principles under GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met and to other derivative instruments if there is a change to the interest rates used for discounting, margining or contract price alignment. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by the new standard as it pertains to the credit agreement disclosed in Note 13.
3.INVENTORIES
Inventories consisted of the following (in thousands):

	December 31, 2021	December 31, 2020

Raw materials	$15,196	$13,428
Packaging	3,641	4,071
Non-food finished goods	15,991	8,078
Finished goods	152,687	29,858
Reserve for obsolete inventory	(7,472)	(2,043)
Total	$180,043	$53,392

4.PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Land	$565	$565
Building and leasehold improvements	23,518	13,013
Equipment and fixtures	42,708	20,955
Software	21,894	20,047
Vehicles	145	145
Property, plant and equipment - gross	88,830	54,725
Less: accumulated depreciation	(32,699)	(27,092)
Property, plant and equipment - net	$56,131	$27,633
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $5.7 million, $4.1 million and $3.7 million, respectively.
5.ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Trade payables and accrued expenses	$70,894	$36,092
OPTAVIA Coach compensation payable	28,733	22,598
Dividends payable	17,186	13,831
Accrued payroll and related taxes	24,940	16,948
Promotional sales incentive accruals	10,935	7,621
Deferred revenue	8,050	7,606
Sales tax payable	2,571	2,981
Total	$163,309	$107,677
6.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share data):

	2021	2020	2019

Numerator:
Net income	$164,031	$102,859	$77,916

Denominator:
Weighted average shares of common stock outstanding	11,705	11,771	11,771
Effect of dilutive common stock equivalents	108	79	346
Weighted average shares of common stock outstanding	11,813	11,850	12,117

Earnings per share - basic	$14.01	$8.74	$6.62

Earnings per share - diluted	$13.89	$8.68	$6.43

The calculation of diluted earnings per share excluded 0, 358 and 984 antidilutive options outstanding for the years ended December 31, 2021, 2020 and 2019, respectively. The calculation of diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 also excluded 368, 2,658 and 718 antidilutive restricted stock awards, respectively.
7.EQUITY
Authorized Shares
Pursuant to the Company’s Restated and Amended Certificate of Incorporation, the Company has the authority to issue 21,500,000 capital shares consisting of: (i) 20,000,000 shares of common stock having a par value of $0.001 per share and (ii) 1,500,000 shares of preferred stock having a par value $0.001 per share. As of December 31, 2021, there were approximately 11,594,000 and 0 shares of common stock and preferred stock issued, respectively.
Issuance of Additional Common Stock
On May 18, 2017, the stockholders of the Company approved the Medifast, Inc. Amended and Restated 2012 Share Incentive Plan (the “Amended and Restated 2012 Plan”) that increased the number of shares of the Company’s common stock that may be awarded under the Amended and Restated 2012 Plan by 600,000, to an aggregate of 1,600,000.
Stock Repurchase Plan
The Company implemented a stock repurchase plan on September 16, 2014 (the “Stock Repurchase Plan”). On September 12, 2019, the Company's Board of Directors authorized an additional 2,000,000 shares for repurchase under the Stock Repurchase Plan. The Company repurchased approximately 238,000 and 46,000 shares during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there were approximately 2,084,000 shares of common stock remaining under the Company’s Stock Repurchase Plan. There is no guarantee as to the exact number of shares of the Company’s common stock, if any, that will be repurchased under the Stock Repurchase Plan.
8.SHARE-BASED COMPENSATION
Stock Options:
The Company has issued non-qualified and incentive stock options to employees and nonemployee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of December 31, 2021 generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield is computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the years ended December 31, 2021 and 2020, the Company did not grant stock options.
The number of stock options and weighted-average exercise prices as of December 31, 2021 and 2020 are as follows:

	2021		2020
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
(awards in thousands)
Outstanding at beginning of period	61	$48.19	97	$52.53
Exercised	(29)	40.53	(28)	57.79
Forfeited	—	—	(8)	68.45
Outstanding at end of the period	32	$54.98	61	$48.19
Exercisable at end of the period	23	$49.50	44	$39.98

As of December 31, 2021, the weighted-average remaining contractual life was 5.3 years with an aggregate intrinsic value of $5.1 million for outstanding stock options and the weighted-average remaining contractual life was 4.9 years with an aggregate intrinsic value of $3.6 million for exercisable options. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of December 31, 2021 was $0.1 million and is expected to be recognized over a weighted average period of 1.1 years. The Company received $0.8 million, $1.6 million and $0.3 million in cash proceeds from the exercise of stock options during the years ended December 31, 2021, 2020 and 2019, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $5.9 million, $1.5 million and $1.0 million, respectively.
Restricted Stock:
The Company has issued restricted stock to employees and nonemployee directors generally with vesting terms up to five years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. A summary of outstanding restricted stock activity as of December 31, 2021 and 2020 are as follows:

	2021		2020
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	50	$116.06	46	$98.28
Granted	22	264.58	43	113.87
Vested	(26)	116.68	(32)	88.71
Forfeited	(3)	169.47	(7)	108.86
Outstanding at end of the period	43	$183.51	50	$116.06
The Company withheld approximately 22,000, 6,000 and 128,000 shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the years ended December 31, 2021, 2020 and 2019, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2021, 2020 and 2019 was $7.0 million, $3.7 million and $4.7 million, respectively.
Performance-based Share Awards:
The Company has issued performance-based share awards to certain key executives who were granted a target number of deferred shares and may earn between 0% and 200% of the target number depending upon achieved performance against pre-determined performance goals over a three-year performance period after the date of grant. The fair value of the performance-based share awards is equal to the market price of the Company’s common stock on the date of grant adjusted by expected level of achievement over the performance period. Expense for performance-based share awards is amortized ratably over the performance period.
Share-based compensation expense is recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income. The total expenses during the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021		2020		2019
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	75	$4,302	111	$3,493	143	$3,817
Performance-based share awards granted in 2021	15	1,986	—	—	—	—
Performance-based share awards granted in 2020	26	1,807	28	1,662	—	—
Performance-based share awards granted in 2019	—	1,808	17	1,641	18	703
Total share-based compensation	116	$9,903	156	$6,796	161	$4,520
The total income tax benefit recognized in the accompanying Consolidated Statements of Income for restricted stock awards was $2.4 million, $1.4 million and $7.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
There was $4.8 million of total unrecognized compensation cost related to restricted stock awards as of December 31, 2021, which is expected to be recognized over a weighted-average period of 1.7 years. There was $7.3 million of unrecognized compensation cost related to the 40,610 performance-based shares discussed above as of December 31, 2021, which is expected to be recognized over 1.8 years.
9.ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	December 31, 2021	December 31, 2020

Foreign currency translation	$90	$(22)
Unrealized gains on investment securities	21	63
Accumulated other comprehensive income	$111	$41
10.FINANCIAL INSTRUMENTS
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

The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	December 31, 2021
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents	$94,824	$—	$—	$94,824	$94,824	$—

Level 1:
Money market accounts	9,359	—	—	9,359	9,359	—
Government & agency securities	1,401	12	—	1,413	—	1,413
	10,760	12	—	10,772	9,359	1,413

Level 2:
Municipal bonds	3,880	9	59	3,948	—	3,948

Total	$109,464	$21	$59	$109,544	$104,183	$5,361

	December 31, 2020
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents	$159,754	$—	$—	$159,754	$159,754	$—

Level 1:
Money market accounts	3,969	—	—	3,969	3,969	—
Government & agency securities	2,829	45	—	2,874	—	2,874
	6,798	45	—	6,843	3,969	2,874

Level 2:
Municipal bonds	7,689	42	147	7,878	—	7,878

Total	$174,241	$87	$147	$174,475	$163,723	$10,752
The Company had no realized losses or gains for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the maturities of the Company’s investment securities were less than 1 year for all the municipal bonds, government and agency securities.

11.INCOME TAXES
Income tax expense for the years ended December 31, 2021, 2020 and 2019 consisted of the following (in thousands):

	2021	2020	2019
Current
Federal	$49,433	$28,520	$11,024
State	6,380	2,285	1,825
Total current	55,813	30,805	12,849

Deferred
Federal	(3,424)	477	2,323
State	(291)	(77)	(729)
Foreign	—	201	4
Total deferred	(3,715)	601	1,598

Provision for income taxes	$52,098	$31,406	$14,447
The total provision for income taxes for the years ended December 31, 2021, 2020 and 2019 was $52.2 million, $31.4 million and $14.5 million, respectively. Those amounts have been allocated to the following financial statement items:

	2021	2020	2019

Income from operations	$52,098	$31,406	$14,447
Stockholders' equity, unrealized gains on investment securities & foreign currency	66	14	75
Total provision for income taxes	$52,164	$31,420	$14,522

The reconciliation of the United States federal statutory tax provision to the Company’s provision for income taxes for the years ended December 31, 2021, 2020 and 2019 (in thousands, except percentages):

	2021		2020		2019
Statutory federal tax	$45,405	21.0%	$28,196	21.0%	$19,396	21.0%
State income taxes, net of federal benefit	4,980	2.3%	1,470	1.1%	864	0.9%
Foreign taxes
Hong Kong	91	0.0%	94	0.1%	1	0.0%
Singapore	32	0.0%	107	0.1%	3	0.0%
Share-based compensation - windfall	(1,835)	-0.8%	(415)	-0.3%	(6,424)	-7.0%
Research and development and jobs credits	(503)	-0.2%	(370)	-0.3%	(579)	-0.6%
Executive compensation	2,652	1.2%	966	0.7%	442	0.4%
Valuation allowance	468	0.2%	1,342	1.0%	—	0.0%
Other permanent differences	808	0.4%	16	0.0%	744	0.9%
Provision for income taxes	$52,098	24.1%	$31,406	23.4%	$14,447	15.6%

Significant components of the Company’s deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31, 2021	December 31, 2020

Reserves on inventory and sales	$2,022	$753
Credit and loss carryforwards	3,052	2,546
Stock compensation	420	1,015
Accrued expenses and deferred costs	4,240	3,274
Inventory capitalization	3,514	120
Lease obligations	7,191	2,178
Valuation allowance	(1,904)	(1,436)
Total deferred tax assets	18,535	8,450

Right-of-use assets	(5,375)	(2,032)
Unrealized loss on investment securities	(6)	(24)
Prepaid expenses	(1,175)	(1,022)
Depreciation	(7,575)	(4,680)
Total deferred tax liabilities	(14,131)	(7,758)

Net deferred tax assets	$4,404	$692

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). It amends the Internal Revenue Code to provide relief and supportive measures for taxpayers impacted by the outbreak of COVID-19 virus. The key components of the Act are as follows: eliminating taxable income limitation for certain net operating losses (“NOL”) and permitting carry back NOLs arising in 2019 , 2020 and 2021 to five prior tax years; accelerating refunds of previously generated Alternative Minimum Tax credit; increasing business interest limitation from 30 percent to 50 percent of adjusted taxable income; amending depreciation for qualified improvement property (“QIP”) to 15- year property for QIP placed in service after December 31, 2018. The Company's income tax provision provided under the CARES Act did not have a material impact on the year ended December 31, 2021 and 2020. The impact to the Company’s 2021 earnings per common share was immaterial.
The Company has separate state and foreign net operating loss carry forwards totaling $28.4 million that start expiring in 2029. The company continues to utilize the net operating loss carry forwards in 2022. The Company has recorded a valuation allowance for the portion of the net operating loss carry forwards which is not expected to be realized.
We file income tax returns in the United States and various states and foreign jurisdictions. We are generally no longer subject to United States federal, state and local income tax examinations by tax authorities for the years before 2018.
12.LEASES AND COMMITMENTS
Operating Leases:
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of December 31, 2021 and 2020, respectively, or for the years then ended.
Our leases relating to office and warehouse space have terms of 19 months to 126 months. Our leases relating to equipment have lease terms of 24 months to 203 months, with certain of them having clauses relating to automatic renewal.
The Company’s warehouse agreements also contain non-lease components, in the form of payments towards variable logistics services and labor charges, which the Company is obligated to pay based on the services consumed by it. Such amounts are not included in the measurement of the lease liability but will be recognized as expense when they are incurred.

The operating lease expense was $5.6 million, $3.6 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

	2021	2020

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$4,504	$3,775

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$18,872	$887
As of December 31, 2021, the weighted average remaining lease term was 5.4 years and the weighted average discount rate was 2.1%.
The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2021 (in thousands):

2022	$7,130
2023	6,207
2024	5,693
2025	5,825
2026	4,160
Thereafter	5,412
Total lease payments	$34,427
Less: imputed interest	(1,884)
Total	$32,543
Unconditional purchase obligations:
At December 31, 2021, the Company had $198.9 million in unconditional purchase obligations primarily for inventories, outsourced information technology and Coach events.

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

Revolving borrowings under the Credit Agreement bear interest at a rate per annum equal to (i) the Adjusted LIBOR Rate for the interest period plus the Applicable Rate (as defined in the Credit Agreement) based on the Company’s Total Net Leverage Ratio (with customary provisions under the Credit Agreement providing for the replacement of LIBOR with a successor rate) or (ii) the Alternate Base Rate (as defined in the Credit Agreement) as in effect from time to time plus the Applicable Rate based on the Company’s Total Net Leverage Ratio. As of December 31, 2021, the Applicable Rate for Eurodollar Loans is 1.25% per annum and the Applicable Rate for ABR Loans is 0.25% per annum.

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ended December 31, 2021.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, was audited by RSM US LLP, our independent registered public accounting firm, as stated in their report appearing in our 2021 financial statements in Item 8 of this report under the captions entitled “Report of Independent Registered Public Accounting Firm.”
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
ITEM 9B. OTHER INFORMATION
Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2022 annual meeting of stockholders.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2022 annual meeting of stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2022 annual meeting of stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2022 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2022 annual meeting of stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report
1.Consolidated Financial Statements
The Consolidated Financial Statements of Medifast, Inc. and related notes, together with the Reports of RSM US LLP dated February 23, 2022, are included in Part II, Item 8.
2.Consolidated Financial Statement Schedules
None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.
3.Exhibits required to be filed by Item 601 of Regulation S-K
The information called for by this item is incorporated herein by reference from the Exhibit Index included in this Report.

INDEX TO EXHIBITS

No.
3.1
Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed on February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 Current Report on Form 8-K (File No. 001-31573) filed on December 4, 2019).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on February 26, 2021).

10.1	Amended and Restated 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on May 10, 2017).*

10.2	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed on February 4, 2014).*

10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.5	Form of Performance-Based Deferred Share Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

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

10.12	Medifast, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-31573) filed on November 8, 2019).

10.13	Amendment to Medifast, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-31573) filed on November 3, 2020).

10.14	Separation Agreement dated August 26, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-31573) filed on September 1, 2021).

10.15
Credit Agreement, dated as of April 13, 2021, among Medifast, Inc., certain of its subsidiaries party thereto, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K (File No. 001-31573) filed on April 19, 2021).

10.16
Medifast, Inc. Amended and Restated Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q (File No. 001-31573) filed on August 4, 2021.

21.1	Subsidiaries of Medifast, Inc. (filed herewith).

23.1	Consent of RSM US LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Medifast, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed February 23, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to the Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
____________________
*    Indicates a management contract or compensatory plan.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
MEDIFAST, INC.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	February 23, 2022

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY J. BROWN	Lead Director	February 23, 2022
Jeffrey J. Brown

/s/ KEVIN G. BYRNES	Director	February 23, 2022
Kevin G. Byrnes

/s/ DANIEL R. CHARD	Chairman and Chief Executive Officer	February 23, 2022
Daniel R. Chard

/s/ CONSTANCE J. HALLQUIST	Director	February 23, 2022
Constance J. Hallquist

/s/ MICHAEL A. HOER	Director	February 23, 2022
Michael A. Hoer

/s/ JONATHAN B. MACKENZIE	Vice President Finance and Chief Accounting Officer	February 23, 2022
Jonathan B. MacKenzie

/s/ JAMES P. MALONEY	Chief Financial Officer	February 23, 2022
James P. Maloney

/s/ SCOTT SCHLACKMAN	Director	February 23, 2022
Scott Schlackman

/s/ ANDREA B. THOMAS	Director	February 23, 2022
Andrea B. Thomas

/s/ MING XIAN	Director	February 23, 2022
Ming Xian