Form 10-Q
period 2022-03-31
MEDIFAST INC
filed 2022-05-02
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________ to ________.
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
The number of shares of the registrant’s common stock outstanding at April 25, 2022 was 11,513,656.

Medifast, Inc. and Subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in thousands, except per share amounts & dividend data)

	Three months ended March 31,
	2022	2021

Revenue	$417,600	$340,669
Cost of sales	115,314	92,122
Gross profit	302,286	248,547

Selling, general, and administrative	247,199	195,748

Income from operations	55,087	52,799

Other (expense) income
Interest (expense) income	(95)	23
Other (expense) income	(16)	19
	(111)	42

Income from operations before income taxes	54,976	52,841

Provision for income taxes	13,195	11,778

Net income	$41,781	$41,063

Earnings per share - basic	$3.62	$3.49

Earnings per share - diluted	$3.59	$3.46

Weighted average shares outstanding
Basic	11,557	11,772
Diluted	11,638	11,881

Cash dividends declared per share	$1.64	$1.42
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended March 31,
	2022	2021

Net income	$41,781	$41,063

Other comprehensive income, net of tax:
Foreign currency translation	30	78
Unrealized losses on investment securities	(14)	(16)
	16	62

Comprehensive income	$41,797	$41,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in thousands, except par value)

	March 31, 2022	December 31, 2021

ASSETS
Current Assets
Cash and cash equivalents	$118,003	$104,183
Inventories	188,972	180,043
Investment securities	4,057	5,361
Income taxes, prepaid	—	945
Prepaid expenses and other current assets	13,227	16,334
Total current assets	324,259	306,866

Property, plant and equipment - net of accumulated depreciation	57,804	56,131
Right-of-use assets	22,942	24,457
Other assets	12,026	6,468
Deferred tax assets	4,404	4,404

TOTAL ASSETS	$421,435	$398,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$174,369	$163,309
Current lease obligations	6,663	6,523
Total current liabilities	181,032	169,832

Lease obligations, net of current lease obligations	24,379	26,020
Total liabilities	205,411	195,852

Stockholders' Equity
Common stock, par value $0.001 per share: 20,000 shares authorized;
11,553 and 11,594 issued and 11,552 and 11,593 outstanding
at March 31, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	12,834	12,018
Accumulated other comprehensive income	127	111
Retained earnings	203,051	190,333
Total stockholders' equity	216,024	202,474

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$421,435	$398,326
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollar in thousands)

	Three months ended March 31,
	2022	2021

Operating Activities
Net income	$41,781	$41,063
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	2,444	1,124
Non-cash lease expense	1,619	889
Share-based compensation	2,275	2,198
Amortization of premium on investment securities	11	28
Change in operating assets and liabilities:
Inventories	(8,929)	(8,842)
Income taxes, prepaid	945	—
Prepaid expenses and other current assets	3,107	(266)
Other assets	(6,632)	(70)
Accounts payable and accrued expenses	7,052	29,202
Net cash flow provided by operating activities	43,673	65,326

Investing Activities
Sale and maturities of investment securities	1,245	3,720
Purchase of property and equipment	(3,009)	(4,598)
Net cash flow used in investing activities	(1,764)	(878)

Financing Activities
Options exercised by executives and directors	—	481
Net shares repurchased for taxes	(1,459)	(1,807)
Cash dividends paid to stockholders	(16,660)	(13,392)
Stock repurchases	(10,000)	(7,500)
Net cash flow used in financing activities	(28,119)	(22,218)

Foreign currency impact	30	78

Increase in cash and cash equivalents	13,820	42,308
Cash and cash equivalents - beginning of the period	104,183	163,723
Cash and cash equivalents - end of period	$118,003	$206,031

Supplemental disclosure of cash flow information:
Income taxes paid	$62	$56
Dividends declared included in accounts payable	$19,663	$17,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended March 31, 2022
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2021	11,594	$12	$12,018	$111	$190,333	$—	$202,474
Net income	—	—	—	—	41,781	—	41,781
Share-based compensation	18	—	2,275	—	—	—	2,275
Net shares repurchased for taxes	(8)	—	(1,459)	—	—	—	(1,459)
Treasury stock from stock repurchases	—	—	—	—	—	(10,000)	(10,000)
Treasury stock retired from stock repurchases	(51)	—	—	—	(10,000)	10,000	—
Other comprehensive income	—	—	—	16	—	—	16
Cash dividends declared to stockholders	—	—	—	—	(19,063)	—	(19,063)

Balance, March 31, 2022	11,553	$12	$12,834	$127	$203,051	$—	$216,024

	Three months ended March 31, 2021
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2020	11,822	$12	$7,842	$41	$154,351	$(5,000)	$157,246
Net income	—	—	—	—	41,063	—	41,063
Share-based compensation	13	—	2,198	—	—	—	2,198
Options exercised by executives and directors	11	—	481	—	—	—	481
Net shares repurchased for taxes	(7)	—	(1,807)	—	—	—	(1,807)
Treasury stock from stock repurchases	—	—	—	—	—	(7,500)	(7,500)
Other comprehensive income	—	—	—	62	—	—	62
Cash dividends declared to stockholders	—	—	—	—	(16,852)	—	(16,852)

Balance, March 31, 2021	11,839	$12	$8,714	$103	$178,562	$(12,500)	$174,891
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Medifast, Inc. and its wholly-owned subsidiaries (“Medifast,” the “Company,” “we,” “us,” or “our”) included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and notes that are normally required by GAAP have been condensed or omitted. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”).
The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2022. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto, which are included in the 2021 Form 10-K.
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
Accounting Pronouncements Adopted in 2022
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying accounting principles under GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met and to other derivative instruments if there is a change to the interest rates used for discounting, margining or contract price alignment. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We adopted Topic 848 beginning in the first quarter of fiscal 2022 without any material impact on the Company's financial position and results of operations.
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
Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021

Raw materials	$15,340	$15,196
Packaging	3,640	3,641
Non-food finished goods	13,316	15,991
Finished goods	161,698	152,687
Reserve for obsolete inventory	(5,022)	(7,472)
Total	$188,972	$180,043
3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.
The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended March 31,
	2022	2021

Numerator:
Net income	$41,781	$41,063

Denominator:
Weighted average shares of common stock outstanding	11,557	11,772
Effect of dilutive common stock equivalents	81	109
Weighted average shares of common stock outstanding	11,638	11,881

Earnings per share - basic	$3.62	$3.49

Earnings per share - diluted	$3.59	$3.46
The calculation of diluted EPS excluded 44 and 267 antidilutive restricted stock awards for the three months ended March 31, 2022 and 2021, respectively.
4. SHARE-BASED COMPENSATION
Stock Options
The Company has issued non-qualified and incentive stock options to employees and non-employee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of March 31, 2022 generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield is computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the three months ended March 31, 2022 and 2021, the Company did not grant stock options.
The following table is a summary of our stock option activity (in thousands, except per share data):

	Three months ended March 31,
	2022		2021
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price

Outstanding at beginning of period	32	$54.98	61	$48.19
Exercised	—	—	(11)	42.62
Outstanding at end of the period	32	$54.98	50	$49.43
Exercisable at end of the period	28	$52.76	41	$44.93
As of March 31, 2022, the weighted-average remaining contractual life for outstanding stock options was 5.1 years with an aggregate intrinsic value of $3.8 million and the weighted-average remaining contractual life for exercisable stock options was 4.9 years with an aggregate intrinsic value of $3.3 million. The unrecognized compensation expense calculated under the fair value method for stock options expected to vest as of March 31, 2022 was $0.1 million and is expected to be recognized over a weighted-average period of 0.9 year. For the three months ended March 31, 2022, there was no exercise activity of stock options. For the three months ended March 31, 2021, the Company received $0.5 million in cash proceeds from the exercise of stock options. The total intrinsic value for stock options exercised during the three months ended March 31, 2021 was $2.3 million.
Restricted Stock
The Company has issued restricted stock to employees and non-employee directors generally with vesting terms up to five years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period.
The following table summarizes our restricted stock activity (in thousands, except per share data):

	Three months ended March 31,
	2022		2021
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of period	43	$183.51	50	$116.06
Granted	29	175.66	17	253.03
Vested	(18)	149.95	(14)	109.14
Outstanding at end of the period	54	$190.20	53	$157.80
The Company withheld approximately 8,000 and 7,000 shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the three months ended March 31, 2022 and 2021, respectively. The total fair value of restricted stock awards vested during the three months ended March 31, 2022 and 2021 was $3.2 million and $3.9 million, respectively.
Market and Performance-based Share Awards
The Company has issued market and performance-based share awards to certain key executives who were granted deferred shares and may earn between 0% and 250% of the target number depending upon both the Company's total stockholder return and the Company's performance against predetermined performance goals over a three-year performance period after the date of grant. Market and performance-based share awards that are tied to the Company’s total stockholder return are valued using the Monte Carlo method and are recognized ratably as expense over the award’s performance period. The fair value of the performance-based share awards is equal to the market price of the Company’s common stock on the date of grant adjusted by expected level of achievement over the performance period. Expense for performance-based share awards is amortized ratably over the performance period.
Share-based compensation expense is recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Income. The total expenses during the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three months ended March 31,
	2022		2021
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	86	$1,087	103	$938
Performance-based share awards granted in 2022	25	79	—	—
Performance-based share awards granted in 2021	15	640	14	54
Performance-based share awards granted in 2020	26	469	28	495
Performance-based share awards granted in 2019	—	—	17	711
Total share-based compensation	152	$2,275	162	$2,198

The total income tax benefit recognized in the accompanying Condensed Consolidated Statements of Income for restricted stock awards was $0.5 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.
There was $8.8 million of total unrecognized compensation cost related to restricted stock awards as of March 31, 2022, which is expected to be recognized over a weighted-average period of 2.4 years. There was $11.0 million of unrecognized compensation costs related to the 66,000 performance-based shares discussed above as of March 31, 2022, which is expected to be recognized over a weighted-average period of 2.1 years.
5. LEASES
Operating Leases
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of March 31, 2022 and 2021, respectively, or for the three-month periods then ended, respectively.
Our leases relating to office and warehouse space have lease terms of 18 months to 126 months. Our leases relating to equipment have lease terms of 24 months to 203 months, with certain of them having automatic renewal clauses.
The Company’s warehouse agreements also contain non-lease components, in the form of payments towards variable logistics services and labor charges, which the Company is obligated to pay based on the services consumed by it. Such amounts are not included in the measurement of the lease liability but are recognized as expenses when they are incurred.
The operating lease expense was $1.8 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively.

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Three months ended March 31,
	2022	2021

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$1,756	$1,002

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$103	$11
As of March 31, 2022, the weighted average remaining lease term was 5.3 years and the weighted average discount rate was 2.1%.
The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2022 (in thousands):

2022 (excluding the three months ended March 31, 2022)	$5,443
2023	6,242
2024	5,693
2025	5,825
2026	4,160
Thereafter	5,412
Total lease payments	$32,775
Less: imputed interest	(1,733)
Total	$31,042
6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	March 31, 2022	December 31, 2021

Foreign currency translation	$120	$90
Unrealized gains on investment securities	7	21
Accumulated other comprehensive income	$127	$111
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
The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	March 31, 2022
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$107,342	$—	$—	$107,342	$107,342	$—

Level 1:
Money market accounts	10,661	—	—	10,661	10,661	—
Government & agency securities	1,401	5	8	1,414	—	1,414
	12,062	5	8	12,075	10,661	1,414

Level 2:
Municipal bonds	2,625	2	16	2,643	—	2,643

Total	$122,029	$7	$24	$122,060	$118,003	$4,057

	December 31, 2021
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$94,824	$—	$—	$94,824	$94,824	$—

Level 1:
Money market accounts	9,359	—	—	9,359	9,359	—
Government & agency securities	1,401	12	—	1,413	—	1,413
	10,760	12	—	10,772	9,359	1,413

Level 2:
Municipal bonds	3,880	9	59	3,948	—	3,948

Total	$109,464	$21	$59	$109,544	$104,183	$5,361

The Company had no realized losses or gains for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the maturities of the Company’s investment securities were less than one year for all the municipal bonds, and government and agency securities.
8. DEBT
Credit Agreement
On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement (the “Credit Agreement”) among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. The Credit Agreement provides for a $125.0 million senior secured revolving credit facility with a $20.0 million letter of credit sub-limit. The Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Credit Agreement matures on April 13, 2026.
The Company’s obligations under the Credit Agreement are guaranteed by the Guarantors. The obligations of the Company and the Guarantors are secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions.
Under the Credit Agreement, the Company will pay to the administrative agent for the account of each revolving lender a commitment fee on a quarterly basis based on amounts committed but unused under the revolving facility from 0.20% to 0.40% per annum depending on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement). The Company is also obligated to pay the administrative agent customary fees for credit facilities of this size and type.
Revolving borrowings under the Credit Agreement bear interest at a rate per annum equal to (i) the Adjusted LIBOR Rate for the interest period plus the Applicable Rate (as defined in the Credit Agreement) based on the Company’s Total Net Leverage Ratio (with customary provisions under the Credit Agreement providing for the replacement of LIBOR with a successor rate) or (ii) the Alternate Base Rate (as defined in the Credit Agreement) as in effect from time to time plus the Applicable Rate based on the Company’s Total Net Leverage Ratio. As of March 31, 2022, the Applicable Rate for Eurodollar Loans is 1.25% per annum and the Applicable Rate for ABR Loans is 0.25% per annum.
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
The Company has no borrowings under the Credit Agreement as of March 31, 2022.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
Certain information in this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally can be identified by use of phrases or terminology such as "intend," “anticipate,” “expects” or other similar words or the negative of such terminology. Similarly, descriptions of Medifast's objectives, strategies, plans, goals or targets contained herein are also considered forward-looking statements. These statements are based on the current expectations of our management and are subject to certain events, risks, uncertainties and other factors. These risks and uncertainties include, but are not limited to, those described in our 2021 Form 10-K and those described from time to time in our future reports filed with the SEC. Although Medifast believes that the expectations, statements and assumptions reflected in these forward-looking statements are reasonable, it cautions readers to always consider all of the risk factors and any other cautionary statements carefully in evaluating each forward-looking statement in this report. All of the forward-looking statements contained herein speak only as of the date of this report.
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

Our OPTAVIA brand offers a highly competitive and effective lifestyle solution centered on developing new healthy habits through smaller, foundational changes called micro-habits. The program is built around four key components:
•Independent OPTAVIA Coaches: Provide individualized support and guidance to customers on the path to optimal health and wellbeing.
•OPTAVIA Community: A Community of like-hearted people providing each other with real-time connection and support.
•The Habits of Health® Transformational System: A proprietary system which offers easy steps to a sustainably healthy lifestyle.
•Products & Plans: Clinically proven plans and scientifically developed products, called “Fuelings,” backed by dietitians, scientists and physicians.
We help customers achieve their health goals through a network of approximately 63,900 independent OPTAVIA Coaches, about 90% of whom were customers first, and have impacted more than 2 million lives to date. OPTAVIA Coaches introduce customers to a set of healthy habits, in most cases starting with the habit of healthy eating, and offer exclusive Fuelings, which are nutrient-dense, portion-controlled, nutritionally interchangeable and simple to use. They are formulated with high-quality ingredients and are fortified with probiotic cultures, vitamins and minerals, as well as other nutrients essential for good health. Our products support the process of integrating healthy habits into our customer’s day-to-day lives.
The OPTAVIA coaching model is customer-centric and boasts an energized health and wellness community. It promotes holistic health and wellness and positions healthy weight as a catalyst to greater lifestyle changes. OPTAVIA Coaches provide personalized support to customers and motivate them by sharing their passion for healthy living and lifestyle transformation. We believe this personal coaching is an essential factor in customer success based on findings from a clinical study published in Obesity Science and Practice in 2018, which validated the effectiveness of combining the OPTAVIA meal plan with education and support consistent with that was provided by OPTAVIA Coaches.
The entrepreneurial spirit of our OPTAVIA Coaches is another key to our success, as they create a continuous cycle of growth, activating new customers, many of whom go on to become OPTAVIA Coaches. We offer economic incentives designed to support each OPTAVIA Coach’s long-term success, which we believe plays an important role in their financial wellness, providing the opportunity to improve their finances while changing the health trajectory of families, communities and generations.1
OPTAVIA Coaches are independent contractors, not employees, who support customers and market our products and services primarily through word of mouth, email and social media channels such as Facebook, Instagram, Twitter and video conferencing platforms. As entrepreneurs, OPTAVIA Coaches market our products to friends, family and other acquaintances. OPTAVIA products are shipped directly to OPTAVIA customers who are working with an OPTAVIA Coach. OPTAVIA Coaches do not handle or deliver merchandise to customers. This arrangement frees our OPTAVIA Coaches from having to manage inventory and allows them to maintain an arms-length transactional relationship while focusing their attention on support and encouragement.
We are one of the fastest growing health and wellness companies in the United States ("U.S."), with a large and growing market opportunity. We believe our coach-based model is scalable and drives both customer success and growth. We expect our continued investment in fostering a robust community around our OPTAVIA brand and our OPTAVIA Coaching model will continue to drive a sustainable, repeatable business rhythm focused on our mission of offering the world Lifelong Transformation, One Healthy Habit at a Time.
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
In response to the pandemic, many governments implemented policies intended to stop or slow the further spread of the disease, such as social distancing guidelines, shelter-in-place orders and other measures. Nutritional supplements and health foods have been designated critical/essential infrastructure in the U.S. As a manufacturer and distributor of these products our manufacturing and distribution facilities remain fully operational to date and we have not experienced any meaningful disruption to our worldwide supply chain. The Company’s priorities during the COVID-19 pandemic continue to be protecting the health and safety of our employees and OPTAVIA Coaches, and their families, and we have undertaken numerous steps and instituted additional precautions to protect their safety and well-being, including:
•enhanced safety protocols, limiting visitation to our plant and distribution center and rolling out additional sick leave (crisis pay) for our onsite essential employees;

•through the majority of 2021, our non-essential employees continued to work from home. Effective October 2021, the Company implemented a hybrid work approach which enables our non-essential employees the flexibility to work partially from home and partially from the office;

•established additional health and safety precautions in our headquarters and manufacturing and distribution centers, including use of personal protective equipment and frequent hand sanitization;

•created process controls in relation to social distancing, visitors, travel and quarantine; and

•organized 16 vaccination clinics in partnership with the health department across all our operations.
Although vaccines are available in various countries where we operate, it is possible the COVID-19 pandemic could further impact our operations and the operations of our suppliers and vendors, particularly in light of the potential of variant strains of the virus to cause a resumption of high levels of infection and hospitalization. Should that occur, the extent to which the pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current expectations. Factors that could cause actual results to differ from management’s expectations include inherent uncertainties regarding the duration and further spread of the outbreak, its severity, government actions taken to contain the virus or treat its impact, changes in consumer behavior resulting from the pandemic and how quickly and to what extent normal economic and operating conditions can resume. The senior management team meets regularly to review and assess the status of the Company’s operations and the health and safety of its various constituencies, and will continue to proactively respond to the situation and communicate with our supply chain partners to identify and mitigate risk and to manage inventory levels. The Company may take further actions that alter its business operations as may be required by governmental authorities, or that are determined to be in the best interests of employees, OPTAVIA Coaches and customers.

These uncertainties make it challenging for our management to estimate our future business performance. However, we intend to continue to actively monitor the impact of COVID-19 and related developments on our business and will update our practices accordingly, as we have done throughout the pandemic.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the 2021 Form 10-K. We consider all of our significant accounting policies and estimates to be critical. There were no significant changes in our critical accounting policies during the first quarter of 2022.
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical estimates during the first quarter of 2022.
Overview of Results of Operations
Our product sales accounted for approximately 98.0% of our revenues for each of the three months ended March 31, 2022 and 2021, respectively.
The following tables reflect our income statements (in thousands, except percentages):

	Three months ended March 31,
	2022	2021	$ Change	% Change

Revenue	$417,600	$340,669	$76,931	22.6%
Cost of sales	115,314	92,122	(23,192)	(25.2)%
Gross profit	302,286	248,547	53,739	21.6%

Selling, general, and administrative	247,199	195,748	(51,451)	(26.3%)

Income from operations	55,087	52,799	2,288	4.3%

Other (expense) income
Interest (expense) income	(95)	23	(118)	(513.0%)
Other (expense) income	(16)	19	(35)	(184.2%)
	(111)	42	(153)	(364.3%)

Income from operations before income taxes	54,976	52,841	2,135	4.0%

Provision for income taxes	13,195	11,778	(1,417)	(12.0%)

Net income	$41,781	$41,063	$718	1.7%

% of revenue
Gross profit	72.4%	73.0%
Selling, general, and administrative costs	59.2%	57.5%
Income from operations	13.2%	15.5%
Revenue: Revenue increased $76.9 million, or 22.6%, to $417.6 million for the three months ended March 31, 2022 from $340.7 million for the three months ended March 31, 2021. The average revenue per active earning OPTAVIA Coach was $6,536 for the three months ended March 31, 2022 compared to $6,454 for the three months ended March 31, 2021. Increase in the productivity per active earning OPTAVIA Coach for the quarter was driven by an increase in both the number of customers supported by each Coach as well as an increase in average customer spend. The year-over-year growth in revenue was primarily driven by the increase in the number of active earning OPTAVIA Coaches and in the productivity per active earning OPTAVIA Coach.
Cost of sales: Cost of sales increased $23.2 million, or 25.2%, to $115.3 million for the three months ended March 31, 2022 from $92.1 million for the three months ended March 31, 2021. The increase in cost of sales was primarily driven by an increase in OPTAVIA product sales and higher product costs and shipping costs resulting from inflation in raw ingredient costs, and freight and labor costs. In addition, acceleration of demand for OPTAVIA-branded products led to the increase in the Company’s use of co-manufacturers, which further increased cost of sales.
Gross profit: For the three months ended March 31, 2022, gross profit increased $53.8 million, or 21.6%, to $302.3 million from $248.5 million for the three months ended March 31, 2021. The increase in gross profit was primarily attributable to higher revenue partially offset by increased cost of sales. As a percentage of revenue, gross profit decreased 60 basis points to 72.4% for 2022 from 73.0% for 2021. The decrease in gross margin percentage for the quarter was primarily due to a customer acquisition program and higher product and shipping costs resulting from inflation in raw ingredient costs, and freight and labor costs.
Selling, general, and administrative: Selling, general, and administrative (“SG&A”) expenses were $247.2 million for the three months ended March 31, 2022, an increase of $51.5 million, or 26.3%, as compared to $195.7 million from the corresponding period in 2021. As a percentage of revenue, SG&A expenses were 59.2% for the three months ended March 31, 2022 as compared to 57.5% for the corresponding period in 2021. The increase in SG&A expenses for the three months ended March 31, 2022 was primarily due to higher OPTAVIA Coach compensation expense, increased salaries and benefits-related expenses for employees, incremental costs related to continued investment in information technology and distribution infrastructure, as well as the increased credit card fees resulting from higher sales. SG&A expenses included research and development costs of $0.9 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively, in connection with the development of new products and programs and clinical research activities.
OPTAVIA Coach compensation expense, which is a variable expense, increased $36.8 million, or 25.2%, to $183.0 million for the three months ended March 31, 2022 from $146.2 million for the corresponding period in 2021. The increase was primarily the result of increased OPTAVIA product sales. The total number of active earning OPTAVIA Coaches for the three months ended March 31, 2022 increased to 63,900 from 52,500 for the corresponding period in 2021, an increase of 21.7%.
Income from operations: For the three months ended March 31, 2022, income from operations increased $2.3 million to $55.1 million from $52.8 million for the corresponding period in 2021 primarily as a result of increased gross profit partially offset by increased SG&A expenses. Income from operations as a percentage of revenue decreased to 13.2% for the three months ended March 31, 2022 from 15.5% for the corresponding period in 2021 due to the factors described above impacting gross profit and SG&A expenses.
Provision for income taxes: For the three months ended March 31, 2022, the Company recorded $13.2 million in income tax expense, an effective tax rate of 24.0%, as compared to $11.8 million in income tax expense, an effective tax rate of 22.3%, for the three months ended March 31, 2021. The increase in the effective tax rate for the three months ended March 31, 2022 was primarily driven by a decrease in the tax benefit of stock compensation and other items as well as an increase in the state income tax rate.
Net income: Net income was $41.8 million, or $3.59 per diluted share, for the three months ended March 31, 2022 as compared to $41.1 million, or $3.46 per diluted share, for the three months ended March 31, 2021. The period-over-period changes were driven by the factors described above impacting gross profit and SG&A expenses.
Liquidity and Capital Resources
The Company had stockholders’ equity of $216.0 million and working capital of $143.2 million at March 31, 2022 as compared with $202.5 million and $137.0 million at December 31, 2021, respectively. The $13.5 million net increase in stockholders’ equity reflects $41.8 million in net income for the three months ended March 31, 2022 offset by $10.0 million spent on repurchases of the Company’s common stock and $19.1 million for declared dividends paid to holders of the Company’s common stock as well as the other equity transactions described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in this report. The Company declared a quarterly dividend of $1.64 per share on March 17, 2022, to stockholders of record as of March 29, 2022 that will be paid in the second quarter of 2022. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance that we will be able to continue to declare and pay dividends. The Company’s cash, cash equivalents and investment securities increased from $109.5 million at December 31, 2021 to $122.1 million at March 31, 2022.
Net cash provided by operating activities decreased by $21.6 million to $43.7 million for the three months ended March 31, 2022 from $65.3 million for the three months ended March 31, 2021 primarily driven by a $22.2 million decrease in accounts payable and accrued expenses and a $6.6 million decrease in other assets partially offset by a $3.4 million increase in prepaid expenses and other current assets, a $1.3 million increase in depreciation and amortization, a $0.9 million increase in prepaid income taxes and a $0.7 million increase in net income. We continued to expand our cloud computing technology capabilities to support our planned growth during the three months ended March 31, 2022.
Net cash used in investing activities was $1.8 million for the three months ended March 31, 2022 as compared to $0.9 million for the three months ended March 31, 2021.

Net cash used in financing activities increased by $5.9 million to $28.1 million for the three months ended March 31, 2022 from $22.2 million for the three months ended March 31, 2021. This increase was primarily due to a $2.5 million increase in stock repurchases and a $3.3 million increase in cash dividends paid to stockholders.
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
On April 13, 2021, the Company entered into a credit agreement, which provides for a $125.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit and also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The credit facility contains affirmative and negative covenants customarily applicable to credit facilities. As of March 31, 2022, the Company was in compliance with all of its debt covenants and there were no borrowings outstanding under the credit facility.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes.
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of municipal bonds and U.S. money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at March 31, 2022, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.
There have been no material changes to our market risk exposure since December 31, 2021.
Item 4. Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2022	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	41,864	$199.48	41,864	2,042,616
February 1 - February 28	14,647	186.10	8,600	2,034,016
March 1 - March 31	2,166	180.52	—	2,034,016
(1)Also included are shares of common stock surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock previously granted to such employees and directors.
(2)At the outset of the quarter ended March 31, 2022, there were 2,084,480 shares of the Company's common stock eligible for repurchase under the stock repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
As of March 31, 2022, there were 2,034,016 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 Current Report on Form 8-K (File No. 001-31573) filed on December 4, 2019).

10.1	Medifast, Inc. Amended and Restated 2012 Share Incentive Plan Grant Notice Performance Share Units (filed herewith).

10.2	Medifast, Inc. Amended and Restated 2012 Share Incentive Plan Grant Notice Nonemployee Director Deferred Shares (filed herewith).

10.3	Medifast, Inc. Amended and Restated 2012 Share Incentive Plan Grant Notice Employee Deferred Shares (filed herewith).

10.4	Medifast, Inc. Amended and Restated 2012 Share Incentive Plan Grant Notice Nonemployee Director Deferred Share Cash Equivalent (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed May 2, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 2, 2022

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 2, 2022