Form 10-Q
period 2022-06-30
MEDIFAST INC
filed 2022-08-03
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
The number of shares of the registrant’s common stock outstanding at July 25, 2022 was 11,017,899.

Medifast, Inc. and Subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in thousands, except per share amounts & dividend data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenue	$453,333	$394,189	$870,933	$734,858
Cost of sales	131,651	100,482	246,965	192,604
Gross profit	321,682	293,707	623,968	542,254

Selling, general, and administrative	272,718	232,273	519,917	428,021

Income from operations	48,964	61,434	104,051	114,233

Other expense
Interest expense	(164)	(67)	(259)	(44)
Other expense	(4)	(22)	(20)	(3)
	(168)	(89)	(279)	(47)

Income from operations before income taxes	48,796	61,345	103,772	114,186

Provision for income taxes	9,683	14,382	22,878	26,160

Net income	$39,113	$46,963	$80,894	$88,026

Earnings per share - basic	$3.44	$4.00	$7.06	$7.48

Earnings per share - diluted	$3.42	$3.96	$7.01	$7.42

Weighted average shares outstanding
Basic	11,354	11,753	11,455	11,762
Diluted	11,435	11,858	11,534	11,869

Cash dividends declared per share	$1.64	$1.42	$3.28	$2.84
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net income	$39,113	$46,963	$80,894	$88,026

Other comprehensive income (loss), net of tax:
Foreign currency translation	148	(11)	$177	$67
Unrealized losses on investment securities	(7)	(17)	$(21)	$(33)
	141	(28)	$156	$34

Comprehensive income	$39,254	$46,935	$81,050	$88,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in thousands, except par value)

	June 30, 2022	December 31, 2021

ASSETS
Current Assets
Cash and cash equivalents	$61,069	$104,183
Inventories	156,974	180,043
Investment securities	—	5,361
Income taxes, prepaid	8,547	945
Prepaid expenses and other current assets	16,710	16,334
Total current assets	243,300	306,866

Property, plant and equipment - net of accumulated depreciation	58,544	56,131
Right-of-use assets	21,347	24,457
Other assets	12,955	6,468
Deferred tax assets	4,404	4,404

TOTAL ASSETS	$340,550	$398,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$154,782	$163,309
Revolving credit facility	27,000	—
Current lease obligations	6,378	6,523
Total current liabilities	188,160	169,832

Lease obligations, net of current lease obligations	22,914	26,020
Total liabilities	211,074	195,852

Stockholders' Equity
Common stock, par value $0.001 per share: 20,000 shares authorized;
11,019 and 11,594 issued and 11,018 and 11,593 outstanding
at June 30, 2022 and December 31, 2021, respectively	11	12
Additional paid-in capital	—	12,018
Accumulated other comprehensive income	268	111
Retained earnings	129,197	190,333
Total stockholders' equity	129,476	202,474

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$340,550	$398,326
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollar in thousands)

	Six months ended June 30,
	2022	2021

Operating Activities
Net income	$80,894	$88,026
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	5,176	2,453
Non-cash lease expense	3,211	2,187
Share-based compensation	5,140	4,344
Amortization of premium on investment securities	14	49
Change in operating assets and liabilities:
Inventories	23,069	(42,398)
Income taxes, prepaid	(7,602)	—
Prepaid expenses and other current assets	(376)	(4,657)
Other assets	(8,169)	(762)
Accounts payable and accrued expenses	(13,922)	36,962
Net cash flow provided by operating activities	87,435	86,204

Investing Activities
Sale and maturities of investment securities	5,267	5,145
Purchase of property and equipment	(5,849)	(12,196)
Net cash flow used in investing activities	(582)	(7,051)

Financing Activities
Borrowing under revolving credit facility	27,000	—
Options exercised by executives and directors	—	702
Net shares repurchased for taxes	(1,479)	(1,833)
Cash dividends paid to stockholders	(35,617)	(30,095)
Stock repurchases, settled	(100,038)	(19,730)
Stock repurchases, not yet settled	(20,010)	—
Net cash flow used in financing activities	(130,144)	(50,956)

Foreign currency impact	177	67

(Decrease) Increase in cash and cash equivalents	(43,114)	28,264
Cash and cash equivalents - beginning of the period	104,183	163,723
Cash and cash equivalents - end of period	$61,069	$191,987

Supplemental disclosure of cash flow information:
Income taxes paid	$30,283	$26,751
Dividends declared included in accounts payable	$19,305	$17,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. dollars in thousands)

	Six months ended June 30, 2022
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2021	11,594	$12	$12,018	$111	$190,333	$—	$202,474
Net income	—	—	—	—	41,781	—	41,781
Share-based compensation	18	—	2,275	—	—	—	2,275
Net shares repurchased for taxes	(8)	—	(1,459)	—	—	—	(1,459)
Treasury stock from stock repurchases	—	—	—	—	—	(10,000)	(10,000)
Treasury stock retired from stock repurchases	(51)	—	—	—	(10,000)	10,000	—
Other comprehensive income	—	—	—	16	—	—	16
Cash dividends declared to stockholders	—	—	—	—	(19,063)	—	(19,063)

Balance, March 31, 2022	11,553	$12	$12,834	$127	$203,051	$—	$216,024
Net income	—	—	—	—	39,113	—	39,113
Share-based compensation	1	—	2,865	—	—	—	2,865
Net shares repurchased for taxes	—	—	(20)	—	—	—	(20)
Treasury stock from stock repurchases	—	—	—	—	—	(90,038)	(90,038)
Treasury stock retired from stock repurchases	(535)	(1)	—	—	(90,038)	90,038	(1)
Stock repurchases, not yet settled	—	—	(15,679)	—	(4,331)	—	(20,010)
Other comprehensive income	—	—	—	141	—	—	141
Cash dividends declared to stockholders	—	—	—	—	(18,598)	—	(18,598)

Balance, June 30, 2022	11,019	$11	$—	$268	$129,197	$—	$129,476
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six months ended June 30, 2021
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2020	11,822	$12	$7,842	$41	$154,351	$(5,000)	$157,246
Net income	—	—	—	—	41,063	—	41,063
Share-based compensation	13	—	2,198	—	—	—	2,198
Options exercised by executives and directors	11	—	481	—	—	—	481
Net shares repurchased for taxes	(7)	—	(1,807)	—	—	—	(1,807)
Treasury stock from stock repurchases	—	—	—	—	—	(7,500)	(7,500)
Other comprehensive income	—	—	—	62	—	—	62
Cash dividends declared to stockholders	—	—	—	—	(16,852)	—	(16,852)

Balance, March 31, 2021	11,839	$12	$8,714	$103	$178,562	$(12,500)	$174,891
Net income	—	—	—	—	46,963	—	46,963
Share-based compensation	10	—	1,697	—	142	—	1,839
Options exercised by executives and directors	3	—	221	—	—	—	221
Net shares repurchased for taxes	—	—	(26)	—	—	—	(26)
Other comprehensive loss	—	—	—	(28)	—	—	(28)
Treasury stock from stock repurchases	—	—	—	—	—	(12,230)	(12,230)
Treasury stock retired from stock repurchases	(114)	—	—	—	(23,383)	23,383	—
Cash dividends declared to stockholders	—	—	—	—	(16,941)	—	(16,941)

Balance, June 30, 2021	11,738	$12	$10,606	$75	$185,343	$(1,347)	$194,689
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
The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2022. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto, which are included in the 2021 Form 10-K.
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
The Company donated inventory with an aggregate cost of $9.4 million to Ukrainian refugees and those in need in Ukraine, increasing SG&A during the three months ended June 30, 2022. The donations were made to two 501(c)(3) organizations that are coordinating the distribution throughout refugee camps in Europe and in Ukraine.
Inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021

Raw materials	$12,942	$15,196
Packaging	2,987	3,641
Non-food finished goods	12,810	15,991
Finished goods	131,435	152,687
Reserve for obsolete inventory	(3,200)	(7,472)
Total	$156,974	$180,043
3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.
The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Numerator:
Net income	$39,113	$46,963	$80,894	$88,026

Denominator:
Weighted average shares of common stock outstanding	11,354	11,753	11,455	11,762
Effect of dilutive common stock equivalents	81	105	79	107
Weighted average shares of common stock outstanding	11,435	11,858	11,534	11,869

Earnings per share - basic	$3.44	$4.00	$7.06	$7.48

Earnings per share - diluted	$3.42	$3.96	$7.01	$7.42
The calculation of diluted EPS excluded 3 and 0 antidilutive restricted stock awards for the three months ended June 30, 2022 and 2021, respectively, and 1 and 0 antidilutive restricted stock awards for the six months ended June 30, 2022 and 2021, respectively. EPS is computed independently for each of the periods presented above, and accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.
4. SHARE-BASED COMPENSATION
Stock Options
The Company has issued non-qualified and incentive stock options to employees and non-employee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of June 30, 2022 generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield is computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the six months ended June 30, 2022 and 2021, the Company did not grant stock options.
The following table is a summary of our stock option activity (in thousands, except per share data):

	Six months ended June 30,
	2022		2021
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price

Outstanding at beginning of period	33	$54.98	61	$48.19
Exercised	—	—	(14)	50.58
Outstanding at end of the period	33	$54.98	47	$47.51
Exercisable at end of the period	28	$52.76	38	$42.18
As of June 30, 2022, the weighted-average remaining contractual life for outstanding stock options was 4.8 years with an aggregate intrinsic value of $4.2 million and the weighted-average remaining contractual life for exercisable stock options was 4.7 years with an aggregate intrinsic value of $3.6 million. The unrecognized compensation expense calculated under the fair value method for stock options expected to vest as of June 30, 2022 was $0.1 million and is expected to be recognized over a weighted-average period of 0.6 year. For the six months ended June 30, 2022, there was no exercise activity of stock options. For the six months ended June 30, 2021, the Company received $0.7 million in cash proceeds from the exercise of stock options. The total intrinsic value for stock options exercised during the six months ended June 30, 2021 was $2.3 million.
Restricted Stock
The Company has issued restricted stock to employees and non-employee directors generally with vesting terms up to five years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period.
The following table summarizes our restricted stock activity (in thousands, except per share data):

	Six months ended June 30,
	2022		2021
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of period	44	$183.51	50	$116.06
Granted	38	176.81	21	267.15
Vested	(19)	155.57	(25)	113.91
Forfeited	(1)	186.53	(2)	154.91
Outstanding at end of the period	62	$187.80	44	$182.96
The Company withheld approximately 8,000 and 7,000 shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the six months ended June 30, 2022 and 2021, respectively. The total fair value of restricted stock awards vested during the six months ended June 30, 2022 and 2021 was $3.3 million and $6.7 million, respectively.
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
Share-based compensation expense is recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Income. The total expenses during the three months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three months ended June 30,
	2022		2021
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	86	$1,311	103	$938
Market and performance-based share awards granted in 2022	25	433	—	—
Performance-based share awards granted in 2021	15	647	14	54
Performance-based share awards granted in 2020	26	474	28	495
Performance-based share awards granted in 2019	—	—	17	711
Total share-based compensation	152	$2,865	162	$2,198
The total expenses during the six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Six months ended June 30,
	2022		2021
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	91	$2,398	91	$2,059
Market and performance-based share awards granted in 2022	25	512	—	—
Performance-based share awards granted in 2021	15	1,287	14	357
Performance-based share awards granted in 2020	26	943	28	850
Performance-based share awards granted in 2019	—	—	17	1,078
Total share-based compensation	157	$5,140	150	$4,344
The total income tax benefit recognized in the accompanying Condensed Consolidated Statements of Income for restricted stock awards was $0.4 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively.
There was $8.9 million of total unrecognized compensation cost related to restricted stock awards as of June 30, 2022, which is expected to be recognized over a weighted-average period of 2.0 years. There was $9.4 million of unrecognized compensation costs related to the 65,477 performance-based shares discussed above as of June 30, 2022, which is expected to be recognized over a weighted-average period of 2.1 years.
5. LEASES
Operating Leases
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of June 30, 2022 and 2021, respectively, or for the six-month periods then ended, respectively.

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
The operating lease expense was $1.7 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively, and $3.5 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively.
Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Six months ended June 30,
	2022	2021

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$3,674	$2,005

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$103	$9,745
As of June 30, 2022, the weighted average remaining lease term was 5.3 years and the weighted average discount rate was 2.1%.
The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2022 (in thousands):

2022 (excluding the six months ended June 30, 2022)	$3,525
2023	6,241
2024	5,693
2025	5,825
2026	4,160
Thereafter	5,412
Total lease payments	$30,856
Less: imputed interest	(1,564)
Total	$29,292
6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	June 30, 2022	December 31, 2021

Foreign currency translation	$268	$90
Unrealized gains on investment securities	—	21
Accumulated other comprehensive income	$268	$111

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
The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	June 30, 2022
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$60,277	$—	$—	$60,277	$60,277	$—

Level 1:
Money market accounts	792	—	—	792	792	—

Total	$61,069	$—	$—	$61,069	$61,069	$—

	December 31, 2021
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$94,824	$—	$—	$94,824	$94,824	$—

Level 1:
Money market accounts	9,359	—	—	9,359	9,359	—
Government & agency securities	1,401	12	—	1,413	—	1,413
	10,760	12	—	10,772	9,359	1,413

Level 2:
Municipal bonds	3,880	9	59	3,948	—	3,948

Total	$109,464	$21	$59	$109,544	$104,183	$5,361

The Company had a realized loss of $0.2 million for the three and six months ended June 30, 2022 and no realized gain or losses for the three and six months ended June 30, 2021.

8. DEBT
Credit Agreement
On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement (the “Credit Agreement”) among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. On May 31, 2022, the Credit Agreement was amended to increase the borrowing capacity and convert the interest rate to be based on Secured Overnight Financing Rate (SOFR), from London Inter-Bank Offered Rate (LIBOR) (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $225.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. The Amended Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Amended Credit Agreement matures on April 13, 2026.
The Company’s obligations under the Amended Credit Agreement are guaranteed by the Guarantors. The obligations of the Company and the Guarantors are secured by first-priority liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions.
Under the Amended Credit Agreement, the Company will pay to the administrative agent for the account of each revolving lender a commitment fee on a quarterly basis based on amounts committed but unused under the revolving facility from 0.20% to 0.40% per annum depending on the Company’s Total Net Leverage Ratio (as defined in the Amended Credit Agreement). The Company is also obligated to pay the administrative agent customary fees for credit facilities of this size and type.
Revolving borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to (i) the Term SOFR Rate for the interest period plus the Applicable Rate (as defined in the Amended Credit Agreement) based on the Company’s Total Net Leverage Ratio or (ii) the Alternate Base Rate (as defined in the Amended Credit Agreement) as in effect from time to time plus the Applicable Rate based on the Company’s Total Net Leverage Ratio. As of June 30, 2022, the Applicable Rate for Term SOFR Loans is 1.25% per annum and the Applicable Rate for ABR Loans is 0.25% per annum. SOFR based loans also include a Credit Spread Adjustment based on the duration of the borrowing.
The Amended Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments and change the nature of their businesses. The Amended Credit Agreement also contains customary events of default, subject to thresholds and grace periods, including, among others, payment default, covenant default, cross default to other material indebtedness and judgment default. In addition, the Amended Credit Agreement requires the Company to maintain a Total Net Leverage Ratio of no more than 2.75 to 1.00 and an Interest Coverage Ratio of at least 3.50 to 1.00.
The Company has $27.0 million of borrowings outstanding under the Amended Credit Agreement as of June 30, 2022.

9. ACCELERATED SHARE REPURCHASE (“ASR”) PROGRAM
In the second quarter of fiscal 2022, the Company entered into an ASR agreement with JPMorgan Chase, National Association ("JPMorgan Chase") to purchase shares of its common stock from JPMorgan Chase for an aggregate purchase price of $100.0 million. Pursuant to the ASR program, the Company received an initial delivery of approximately 480 thousand shares of common stock based on the closing price of the common stock on May 31, 2022. As a result, approximately $20.0 million remains at JPMorgan Chase for additional repurchases until the completion of the ASR program. The final number of shares that will be delivered to the Company under the ASR agreement will be based on the average of the daily volume-weighted average trading prices of the Company’s common stock during the term of the ASR program, less a discount. The Company expects to receive the remaining shares no later than October 3, 2022. The effect of the potential share settlement is excluded in the diluted EPS calculation as the effect is anti-dilutive.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements
Certain information in this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally can be identified by use of phrases or terminology such as "intend," “anticipate,” “expect” or other similar words or the negative of such terminology. Similarly, descriptions of Medifast's objectives, strategies, plans, goals or targets contained herein are also considered forward-looking statements. These statements are based on the current expectations of our management and are subject to certain events, risks, uncertainties and other factors. These risks and uncertainties include, but are not limited to, those described in our 2021 Form 10-K and those described from time to time in our future reports filed with the SEC. Although Medifast believes that the expectations, statements and assumptions reflected in these forward-looking statements are reasonable, it cautions readers to always consider all of the risk factors and any other cautionary statements carefully in evaluating each forward-looking statement in this report. All of the forward-looking statements contained herein speak only as of the date of this report.
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
We help customers achieve their health goals through a network of approximately 68,000 independent OPTAVIA Coaches, about 90% of whom were customers first, and have impacted more than 2 million lives to date. OPTAVIA Coaches introduce customers to a set of healthy habits, in most cases starting with the habit of healthy eating, and offer exclusive Fuelings, which are nutrient-dense, portion-controlled, nutritionally interchangeable and simple to use. They are formulated with high-quality ingredients and are fortified with probiotic cultures, vitamins and minerals, as well as other nutrients essential for good health. Our products support the process of integrating healthy habits into our customer’s day-to-day lives.
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
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the 2021 Form 10-K. We consider all of our significant accounting policies and estimates to be critical. There were no significant changes in our critical accounting policies during the first six months of 2022.
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical estimates during the first six months of 2022.
Overview of Results of Operations
Our product sales accounted for approximately 98.0% of our revenues for each of the three and six months ended June 30, 2022 and 2021, respectively.

The following tables reflect our income statements (in thousands, except percentages):

	Three months ended June 30,
	2022	2021	$ Change	% Change

Revenue	$453,333	$394,189	$59,144	15.0%
Cost of sales	131,651	100,482	31,169	31.0%
Gross profit	321,682	293,707	27,975	9.5%

Selling, general, and administrative	272,718	232,273	40,445	17.4%

Income from operations	48,964	61,434	(12,470)	(20.3)%

Other expense
Interest expense	(164)	(67)	(97)	144.8%
Other expense	(4)	(22)	18	(81.8)%
	(168)	(89)	(79)	88.8%

Income from operations before income taxes	48,796	61,345	(12,549)	(20.5)%

Provision for income taxes	9,683	14,382	(4,699)	(32.7)%

Net income	$39,113	$46,963	$(7,850)	(16.7)%

% of revenue
Gross profit	71.0%	74.5%
Selling, general, and administrative costs	60.2%	58.9%
Income from operations	10.8%	15.6%

	Six months ended June 30,
	2022	2021	$ Change	% Change

Revenue	$870,933	$734,858	$136,075	18.5%
Cost of sales	246,965	192,604	54,361	28.2%
Gross profit	623,968	542,254	81,714	15.1%

Selling, general, and administrative	519,917	428,021	91,896	21.5%

Income from operations	104,051	114,233	(10,182)	(8.9)%

Other expense
Interest expense	(259)	(44)	(215)	488.6%
Other expense	(20)	(3)	(17)	566.7%
	(279)	(47)	(232)	493.6%

Income from operations before income taxes	103,772	114,186	(10,414)	(9.1)%

Provision for income taxes	22,878	26,160	(3,282)	(12.5)%

Net income	$80,894	$88,026	$(7,132)	(8.1)%

% of revenue
Gross profit	71.6%	73.8%
Selling, general, and administrative costs	59.7%	58.2%
Income from operations	11.9%	15.5%
Revenue: Revenue increased $59.1 million, or 15.0%, to $453.3 million for the three months ended June 30, 2022 from $394.2 million for the three months ended June 30, 2021. The average revenue per active earning OPTAVIA Coach was $6,667 for the three months ended June 30, 2022 compared to $6,662 for the three months ended June 30, 2021. Revenue increased $136.1 million, or 18.5%, to $870.9 million for the six months ended June 30, 2022 from $734.9 million for the six months ended June 30, 2021. The average revenue per active earning OPTAVIA Coach was $6,602 for the six months ended June 30, 2022 compared to $6,558 for the six months ended June 30, 2021. Increase in the productivity per active earning OPTAVIA Coach for the quarter was driven by an increase in the number of customers supported by each Coach. The year-over-year growth in revenue was primarily driven by the increase in the number of active earning OPTAVIA Coaches and in the productivity per active earning OPTAVIA Coach.
Cost of sales: Cost of sales increased $31.2 million, or 31.0%, to $131.7 million from $100.5 million for the three months ended June 30, 2022 from the corresponding period in 2021 and increased $54.4 million, or 28.2%, to $247.0 million from $192.6 million from the corresponding period in 2021. The increase in cost of sales was primarily driven by an increase in OPTAVIA product sales and higher product costs resulting from inflation in raw ingredient costs, and labor costs. In addition, acceleration of demand for OPTAVIA-branded products led to the increase in the Company’s use of co-manufacturers, which further increased cost of sales.
Gross profit: For the three months ended June 30, 2022, gross profit increased $28.0 million, or 9.5%, to $321.7 million from $293.7 million for the three months ended June 30, 2021. As a percentage of revenue, gross profit decreased 350 basis points to 71.0% for 2022 from 74.5% for 2021. For the six months ended June 30, 2022, gross profit increased $81.7 million, or 15.1%, to $624.0 million from $542.3 million for the six months ended June 30, 2021. The increase in gross profit was primarily attributable to higher revenue partially offset by increased cost of sales. As a percentage of revenue, gross profit decreased 220 basis points to 71.6% for the six months ended June 30, 2022 from 73.8% for the corresponding period in 2021. The decrease in gross margin percentage for the first half of 2022 was primarily due to a customer acquisition program and higher product costs resulting from inflation in raw ingredient costs, and labor costs.

Selling, general, and administrative: Selling, general, and administrative (“SG&A”) expenses were $272.7 million for the three months ended June 30, 2022, an increase of $40.4 million, or 17.4%, as compared to $232.3 million from the corresponding period in 2021. As a percentage of revenue, SG&A expenses were 60.2% for the three months ended June 30, 2022 as compared to 58.9% for the corresponding period in 2021. SG&A expenses included research and development costs of $1.2 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, in connection with the development of new products and programs and clinical research activities. Selling, general, and administrative (“SG&A”) expenses were $519.9 million for the six months ended June 30, 2022, an increase of $91.9 million, or 21.5%, as compared to $428.0 million from the corresponding period in 2021. As a percentage of revenue, SG&A expenses were 59.7% for the six months ended June 30, 2022 as compared to 58.2% for the corresponding period in 2021. SG&A expenses included research and development costs of $2.2 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively, in connection with the development of new products and programs and clinical research activities. The increase in SG&A expenses for the six months ended June 30, 2022 was primarily due to higher OPTAVIA Coach compensation expense, donations made to the Ukraine refugees, incremental costs related to continued investment in information technology and distribution infrastructure, as well as the increased credit card fees resulting from higher sales.
Non-GAAP adjusted SG&A expenses were $263.3 million for the three months ended June 30, 2022, an increase of $31.0 million, or 13.4%, as compared to $232.3 million from the corresponding period in 2021. Non-GAAP adjusted SG&A expenses were $510.5 million for the six months ended June 30, 2022, an increase of $82.5 million, or 19.3%, as compared to 428.0 million from the corresponding period in 2021. Non-GAAP adjusted SG&A excludes expenses in connection with the Ukraine Donations of $9.4 million. Refer to “Non-GAAP Financial Measures” section below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
OPTAVIA Coach compensation expense, which is a variable expense, increased $28.2 million, or 16.4%, to $200.6 million for the three months ended June 30, 2022 from $172.4 million for the corresponding period in 2021. For the six months ended June 30, 2022, OPTAVIA compensation expense increased $64.9 million, or 20.4%, to $383.6 million from $318.7 million for the corresponding period in 2021. The increase was primarily the result of increased OPTAVIA product sales. The total number of active earning OPTAVIA Coaches for the three months ended June 30, 2022 increased to 68,000 from 59,200 for the corresponding period in 2021, an increase of 14.9%.
Income from operations: For the three months ended June 30, 2022, income from operations decreased $12.5 million to $49.0 million from $61.4 million for the corresponding period in 2021 primarily as a result of increased SG&A expenses partially offset by increased gross profit. Income from operations as a percentage of revenue decreased to 10.8% for the three months ended June 30, 2022 from 15.6% for the corresponding period in 2021 due to the factors described above impacting gross profit and SG&A expenses. For the six months ended June 30, 2022, income from operations decreased $10.2 million to $104.1 million from $114.2 million for the corresponding period in 2021 primarily as a result of increased SG&A expenses partially offset by increased gross profit. Income from operations as a percentage of revenue decreased to 11.9% for the six months ended June 30, 2022 from 15.5% for the corresponding period in 2021.
Non-GAAP adjusted income from operations was $58.4 million for the three months ended June 30, 2022, a decrease of $3.0 million, or 5.0%, as compared to $61.4 million from the corresponding period in 2021. Non-GAAP adjusted income from operations was $113.5 million for the six months ended June 30, 2022, a decrease of $0.7 million, or 0.7%, as compared to $114.2 million from the corresponding period in 2021. Refer to “Non-GAAP Financial Measures” section below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Provision for income taxes: For the three months ended June 30, 2022, the Company recorded $9.7 million in income tax expense, an effective tax rate of 19.8%, as compared to $14.4 million in income tax expense, an effective tax rate of 23.4%, for the three months ended June 30, 2021. For the six months ended June 30, 2022, the Company recorded $22.9 million in income tax expense, an effective tax rate of 22.0%, as compared to $26.2 million in income tax expense, an effective tax rate of 22.9%, for the six months ended June 30, 2021. The decrease in the effective tax rate for the quarter and six months ended June 30, 2022 was primarily driven by the tax benefit for inventory donations in the quarter, partially offset by an increase in state income tax rate and a decrease in the tax benefit of stock compensation.
Non-GAAP adjusted income tax provision was $13.9 million for the three months ended June 30, 2022, an effective tax rate of 23.9% as compared to 23.4% for the corresponding period in 2021. Non-GAAP adjusted income tax provision was $27.1 million for the six months ended June 30, 2022, an effective tax rate of 24.0%, as compared to 22.9% for the corresponding period in 2021. Refer to “Non-GAAP Financial Measures” section below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.

Net income: Net income was $39.1 million and $80.9 million, or $3.42 and $7.01 per diluted share, for the three and six months ended June 30, 2022 as compared to $47.0 million and $88.0 million, or $3.96 and $7.42 per diluted share, for the three and six months ended June 30, 2021. The period-over-period changes were driven by the factors described above in the section titled "Income from operations."
Non-GAAP adjusted net income was $44.3 million or $3.87 per diluted share for the three months ended June 30, 2022 as compared to $3.96 per diluted share for the corresponding period in 2021. Non-GAAP adjusted net income was $86.1 million or $7.46 per diluted share for the six months ended June 30, 2022 as compared to $7.42 per diluted share for the corresponding period in 2021. Refer to “Non-GAAP Financial Measures” section below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Non-GAAP Financial Measures
In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in this quarterly report, our quarterly earnings press release and other public disclosures. The following GAAP financial measures have been presented on an as-adjusted basis: SG&A expenses, income from operations, provision for income taxes, net income and diluted earnings per share. Each of these as-adjusted financial measures excludes the impact of certain amounts related to our donations to Ukrainian refugees as further identified below and have not been calculated in accordance with GAAP. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is included below. These non-GAAP financial measures are not intended to replace GAAP financial measures.
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
The following tables reconcile the non-GAAP financial measures included in this report (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	GAAP	Donation Adjustments	Non-GAAP	GAAP	Donation Adjustments	Non-GAAP
Selling, general, and administrative	272,718	(9,426)	263,292	232,273	—	232,273
Income from operations	48,964	9,426	58,390	61,434	—	61,434
Provision for income taxes	9,683	4,256	13,939	14,382	—	14,382
Net income	39,113	5,170	44,283	46,963	—	46,963
Diluted earnings per share (1)	3.42	0.45	3.87	3.96	—	3.96

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	GAAP	Donation Adjustments	Non-GAAP	GAAP	Donation Adjustments	Non-GAAP
Selling, general, and administrative	519,917	(9,426)	510,491	428,021	—	428,021
Income from operations	104,051	9,426	113,477	114,233	—	114,233
Provision for income taxes	22,878	4,256	27,134	26,160	—	26,160
Net income	80,894	5,170	86,064	88,026	—	88,026
Diluted earnings per share (1)	7.01	0.45	7.46	7.42	—	7.42
(1) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.
Liquidity and Capital Resources
The Company had stockholders’ equity of $129.5 million and working capital of $55.1 million at June 30, 2022 as compared with $202.5 million and $137.0 million at December 31, 2021, respectively. The $73.0 million net decrease in stockholders’

equity reflects $80.9 million in net income for the six months ended June 30, 2022 offset by $120.0 million in repurchases of the Company’s common stock and $37.7 million for declared dividends paid to holders of the Company’s common stock as well as the other equity transactions described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in this report. The Company declared a quarterly dividend of $1.64 per share on June 16, 2022, to stockholders of record as of June 28, 2022 that will be paid in the third quarter of 2022. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance that we will be able to continue to declare and pay dividends. The Company’s cash, cash equivalents and investment securities decreased from $109.5 million at December 31, 2021 to $61.1 million at June 30, 2022.
Net cash provided by operating activities increased by $1.2 million to $87.4 million for the six months ended June 30, 2022 from $86.2 million for the six months ended June 30, 2021 primarily driven by a $65.5 million increase related to changes in inventory balances offset by a reduction in net income, as well as decreases related to changes in certain balance sheet accounts, including prepaid income taxes $7.6 million, other assets $7.4 million and accounts payable and accrued expenses $50.9 million. We continued to expand our cloud computing technology capabilities to support our planned growth during the six months ended June 30, 2022.
Net cash used in investing activities was $0.6 million for the six months ended June 30, 2022 as compared to $7.1 million for the six months ended June 30, 2021.
Net cash used in financing activities increased by $79.2 million to $130.1 million for the six months ended June 30, 2022 from $51.0 million for the six months ended June 30, 2021. This increase was primarily due to the $100 million accelerated share repurchase ("ASR") program and $5.5 million increase in cash dividends paid to stockholders, partially offset by borrowings under the revolving credit facility in the amount of $27.0 million. Under the terms of the ASR agreement, approximately 480 thousand shares were delivered in the second quarter of 2022, with the remainder to be delivered at termination of the agreement, on or before October 3, 2022.
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
On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. On May 31, 2022, the Credit Agreement was amended to increase the borrowing capacity and convert the interest rate to be based on SOFR, from LIBOR (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $225.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. The Amended Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Amended Credit Agreement contains affirmative and negative covenants customarily applicable to credit facilities. As of June 30, 2022, the Company had outstanding borrowings of $27.0 million under the credit facility and was in compliance with all of its debt covenants.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes.
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our credit facility. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at June 30, 2022, the Company estimates that the fair value of its borrowings under its credit facility would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.
There have been no material changes to our market risk exposure since December 31, 2021.

Item 4. Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2022	Total Number of Shares Purchased (1)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	48,095	$181.40	47,982	1,986,034
May 1 - May 31	7,077	$182.95	7,077	1,978,957
June 1 - June 30	479,760	$166.75	479,760	1,499,197
(1)Also included are shares of common stock surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock previously granted to such employees and directors.
(2)At the outset of the quarter ended June 30, 2022, there were 2,034,016 shares of the Company's common stock eligible for repurchase under the stock repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
(3)In the second quarter of fiscal 2022, the Company paid $100 million under an Accelerated Share Repurchase (“ASR”) agreement and received an initial delivery of approximately 480 thousand shares with the remainder to be delivered at termination of the agreement, on or before October 3, 2022.’See Note 9 to the Consolidated Financial Statements included in this report for further description of the ASR.
As of June 30, 2022, there were 1,499,197 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 Current Report on Form 8-K (File No. 001-31573) filed on December 4, 2019).

10.1	First Amendment to Credit Agreement, dated May 31, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on June 3, 2022).

10.2	Amendment No. 2 to Medifast, Inc. Executive Severance Plan (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed August 4, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
In accordance with SEC Release No. 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 3, 2022

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 3, 2022