Form 10-Q
period 2022-09-30
MEDIFAST INC
filed 2022-11-03
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
The number of shares of the registrant’s common stock outstanding at October 26, 2022 was 10,926,989.

Medifast, Inc. and Subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in thousands, except per share amounts & dividend data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue	$390,398	$413,395	$1,261,332	$1,148,253
Cost of sales	107,549	106,338	354,515	298,942
Gross profit	282,849	307,057	906,817	849,311

Selling, general, and administrative	234,693	251,886	754,610	679,907

Income from operations	48,156	55,171	152,207	169,404

Other income (expense)
Interest expense	(261)	(94)	(519)	(138)
Other income (expense)	(17)	115	(37)	112
	(278)	21	(556)	(26)

Income from operations before income taxes	47,878	55,192	151,651	169,378

Provision for income taxes	11,723	13,210	34,601	39,370

Net income	$36,155	$41,982	$117,050	$130,008

Earnings per share - basic	$3.30	$3.59	$10.37	$11.07

Earnings per share - diluted	$3.27	$3.56	$10.30	$10.98

Weighted average shares outstanding
Basic	10,964	11,692	11,290	11,739
Diluted	11,042	11,785	11,369	11,840

Cash dividends declared per share	$1.64	$1.42	$4.92	$4.26
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Net income	$36,155	$41,982	$117,050	$130,008

Other comprehensive income (loss), net of tax:
Foreign currency translation	123	63	$300	$130
Unrealized losses on investment securities	—	(16)	$(21)	$(49)
	123	47	$279	$81

Comprehensive income	$36,278	$42,029	$117,329	$130,089
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in thousands, except par value)

	September 30, 2022	December 31, 2021

ASSETS
Current Assets
Cash and cash equivalents	$69,710	$104,183
Inventories	145,279	180,043
Investment securities	—	5,361
Income taxes, prepaid	150	945
Prepaid expenses and other current assets	14,445	16,334
Total current assets	229,584	306,866

Property, plant and equipment - net of accumulated depreciation	58,107	56,131
Right-of-use assets	19,819	24,457
Other assets	12,691	6,468
Deferred tax assets	6,150	4,404

TOTAL ASSETS	$326,351	$398,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$148,129	$163,309
Revolving credit facility	—	—
Current lease obligations	6,126	6,523
Total current liabilities	154,255	169,832

Lease obligations, net of current lease obligations	21,574	26,020
Total liabilities	175,829	195,852

Stockholders' Equity
Common stock, par value $0.001 per share: 20,000 shares authorized;
10,929 and 11,594 issued and 10,928 and 11,593 outstanding
at September 30, 2022 and December 31, 2021, respectively	11	12
Additional paid-in capital	18,617	12,018
Accumulated other comprehensive income	391	111
Retained earnings	131,503	190,333
Total stockholders' equity	150,522	202,474

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$326,351	$398,326
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollar in thousands)

	Nine months ended September 30,
	2022	2021

Operating Activities
Net income	$117,050	$130,008
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	8,026	3,767
Non-cash lease expense	4,740	3,508
Share-based compensation	8,103	6,613
Amortization of premium on investment securities	14	70
Deferred income taxes	(1,746)	—
Change in operating assets and liabilities:
Inventories	34,764	(76,222)
Income taxes, prepaid	795	—
Prepaid expenses and other current assets	1,889	(5,094)
Other assets	(8,545)	(3,393)
Accounts payable and accrued expenses	(22,259)	42,747
Net cash flow provided by operating activities	142,831	102,004

Investing Activities
Sale and maturities of investment securities	5,267	5,145
Purchase of property and equipment	(7,617)	(22,585)
Net cash flow used in investing activities	(2,350)	(17,440)

Financing Activities
Options exercised by executives and directors	—	811
Net shares repurchased for taxes	(1,504)	(1,867)
Cash dividends paid to stockholders	(53,698)	(46,845)
Stock repurchases	(120,048)	(46,000)
Net cash flow used in financing activities	(175,250)	(93,901)

Foreign currency impact	296	130

Decrease in cash and cash equivalents	(34,473)	(9,207)
Cash and cash equivalents - beginning of the period	104,183	163,723
Cash and cash equivalents - end of period	$69,710	$154,516

Supplemental disclosure of cash flow information:
Income taxes paid	$33,906	$41,302
Dividends declared included in accounts payable	$19,395	$17,351
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. dollars in thousands)

	Nine months ended September 30, 2022
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2021	11,594	$12	$12,018	$111	$190,333	$—	$202,474
Net income	—	—	—	—	41,781	—	41,781
Share-based compensation	18	—	2,275	—	—	—	2,275
Net shares repurchased for taxes	(8)	—	(1,459)	—	—	—	(1,459)
Treasury stock from stock repurchases	—	—	—	—	—	(10,000)	(10,000)
Treasury stock retired from stock repurchases	(51)	—	—	—	(10,000)	10,000	—
Other comprehensive income	—	—	—	16	—	—	16
Cash dividends declared to stockholders	—	—	—	—	(19,063)	—	(19,063)

Balance, March 31, 2022	11,553	$12	$12,834	$127	$203,051	$—	$216,024
Net income	—	—	—	—	39,113	—	39,113
Share-based compensation	1	—	2,865	—	—	—	2,865
Net shares repurchased for taxes	—	—	(20)	—	—	—	(20)
Treasury stock from stock repurchases	—	—	—	—	—	(90,038)	(90,038)
Treasury stock retired from stock repurchases	(535)	(1)	—	—	(90,038)	90,038	(1)
Stock repurchases, not yet settled	—	—	(15,679)	—	(4,331)	—	(20,010)
Other comprehensive income	—	—	—	141	—	—	141
Cash dividends declared to stockholders	—	—	—	—	(18,598)	—	(18,598)

Balance, June 30, 2022	11,019	$11	$—	$268	$129,197	$—	$129,476
Net income	—	—	—	—	36,155	—	36,155
Share-based compensation	1	—	2,963	—	—	—	2,963
Net shares repurchased for taxes	—	—	(25)	—	—	—	(25)
Treasury stock from stock repurchases	—	—	—	—	—	(20,010)	(20,010)
Treasury stock retired from stock repurchases	(91)	—	—	—	(20,010)	20,010	—
Settlement of accelerated share repurchase agreement	—	—	15,679	—	4,331	—	20,010
Other comprehensive income	—	—	—	123	—	—	123
Cash dividends declared to stockholders	—	—	—	—	(18,170)	—	(18,170)

Balance, September 30, 2022	10,929	$11	$18,617	$391	$131,503	$—	$150,522
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine months ended September 30, 2021
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2020	11,822	$12	$7,842	$41	$154,351	$(5,000)	$157,246
Net income	—	—	—	—	41,063	—	41,063
Share-based compensation	13	—	2,198	—	—	—	2,198
Options exercised by executives and directors	11	—	481	—	—	—	481
Net shares repurchased for taxes	(7)	—	(1,807)	—	—	—	(1,807)
Treasury stock from stock repurchases	—	—	—	—	—	(7,500)	(7,500)
Other comprehensive income	—	—	—	62	—	—	62
Cash dividends declared to stockholders	—	—	—	—	(16,852)	—	(16,852)

Balance, March 31, 2021	11,839	$12	$8,714	$103	$178,562	$(12,500)	$174,891
Net income	—	—	—	—	46,963	—	46,963
Share-based compensation	10	—	1,697	—	142	—	1,839
Options exercised by executives and directors	3	—	221	—	—	—	221
Net shares repurchased for taxes	—	—	(26)	—	—	—	(26)
Other comprehensive loss	—	—	—	(28)	—	—	(28)
Treasury stock from stock repurchases	—	—	—	—	—	(12,230)	(12,230)
Treasury stock retired from stock repurchases	(114)	—	—	—	(23,383)	23,383	—
Cash dividends declared to stockholders	—	—	—	—	(16,941)	—	(16,941)

Balance, June 30, 2021	11,738	$12	$10,606	$75	$185,343	$(1,347)	$194,689
Net income	—	—	—	—	41,982	—	41,982
Share-based compensation	1	—	2,269	—	—	—	2,269
Options exercised by executives and directors	3	—	109	—	—	—	109
Net shares repurchased for employee taxes	(1)	—	(34)	—	—	—	(34)
Other comprehensive Income	—	—	—	47	—	—	47
Treasury stock from stock repurchases	—	—	—	—	—	(26,270)	(26,270)
Treasury stock retired from stock repurchases	(123)	—	—	—	(27,617)	27,617	—
Cash dividends declared to stockholders	—	—	—	—	(16,553)	—	(16,553)

Balance, September 30, 2021	11,618	$12	$12,950	$122	$183,155	$—	$196,239
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
The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2022. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the 2021 Form 10-K.
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
Accounting Pronouncements Adopted in 2022
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying accounting principles under GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met and to other derivative instruments if there is a change to the interest rates used for discounting, margining or contract price alignment. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We adopted Topic 848 beginning in the first quarter of fiscal 2022 without any material impact on the Company's financial position and results of operations.
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
The Company donated inventory with an aggregate cost of $1.1 million and $10.5 million to Ukrainian refugees and those in need in Ukraine, increasing selling, general and administrative (“SG&A”) expenses during the three and nine months ended

September 30, 2022. The donations were made to two 501(c)(3) organizations that are coordinating the distribution throughout refugee camps in Europe and in Ukraine.
Inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Raw materials	$11,989	$15,196
Packaging	3,078	3,641
Non-food finished goods	10,455	15,991
Finished goods	122,227	152,687
Reserve for obsolete inventory	(2,470)	(7,472)
Total	$145,279	$180,043
3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.
The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Numerator:
Net income	$36,155	$41,982	$117,050	$130,008

Denominator:
Weighted average shares of common stock outstanding	10,964	11,692	11,290	11,739
Effect of dilutive common stock equivalents	78	93	79	101
Weighted average shares of common stock outstanding	11,042	11,785	11,369	11,840

Earnings per share - basic	$3.30	$3.59	$10.37	$11.07

Earnings per share - diluted	$3.27	$3.56	$10.30	$10.98
The calculation of diluted EPS excluded 10 thousand and 0 thousand antidilutive restricted stock awards for the three months ended September 30, 2022 and 2021, respectively, and 3 thousand and 0 thousand antidilutive restricted stock awards for the nine months ended September 30, 2022 and 2021, respectively. EPS is computed independently for each of the periods presented above, and accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.
4. SHARE-BASED COMPENSATION
Stock Options
The Company has issued non-qualified and incentive stock options to employees and non-employee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of September 30, 2022 generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield is computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the nine months ended September 30, 2022 and 2021, the Company did not grant stock options.
The following table is a summary of our stock option activity (in thousands, except per share data):

	Nine months ended September 30,
	2022		2021
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price

Outstanding at beginning of period	33	$54.98	61	$48.19
Exercised	—	—	(16)	49.69
Outstanding at end of the period	33	$54.98	45	$47.66
Exercisable at end of the period	28	$52.76	35	$42.00
As of September 30, 2022, the weighted-average remaining contractual life for outstanding stock options was 55 months with an aggregate intrinsic value of $1.8 million and the weighted-average remaining contractual life for exercisable stock options was 53 months with an aggregate intrinsic value of $1.5 million. The unrecognized compensation expense calculated under the fair value method for stock options expected to vest as of September 30, 2022 was less than $0.1 million and is expected to be recognized over a weighted-average period of 4 months. For the nine months ended September 30, 2022, there was no exercise activity of stock options. For the nine months ended September 30, 2021, the Company received $0.8 million in cash proceeds from the exercise of stock options. The total intrinsic value for stock options exercised during the nine months ended September 30, 2021 was $3.3 million.
Restricted Stock
The Company has issued restricted stock to employees and non-employee directors generally with vesting terms up to five years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period.
The following table summarizes our restricted stock activity (in thousands, except per share data):

	Nine months ended September 30,
	2022		2021
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of period	44	$183.51	50	$116.06
Granted	38	176.60	21	266.99
Vested	(19)	156.16	(26)	116.62
Forfeited	(1)	186.53	(3)	166.02
Outstanding at end of the period	62	$187.83	42	$183.04
The Company withheld approximately 8 thousand and 7 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the nine months ended September 30, 2022 and 2021, respectively. The total fair value of restricted stock awards vested during the nine months ended September 30, 2022 and 2021 was $3 million and $7 million, respectively.
Market and Performance-based Share Awards
The Company has issued market and performance-based share awards to certain key executives who were granted deferred shares and may earn between 0% and 250% of the target number depending upon both the Company’s total stockholder return

(“TSR”) and the Company’s performance against predetermined performance goals over a three-year performance period after the date of grant. Market and performance-based share awards that are tied to the Company’s TSR are valued using the Monte Carlo method and are recognized ratably as expense over the award’s performance period. The fair value of the performance-based share awards is equal to the market price of the Company’s common stock on the date of grant adjusted by expected level of achievement over the performance period. Expense for performance-based share awards is amortized ratably over the performance period.
Share-based compensation expense is recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Income. The total expenses during the three months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three months ended September 30,
	2022		2021
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	90	$1,392	89	$1,116
Market and performance-based share awards granted in 2022	25	438	—	—
Performance-based share awards granted in 2021	15	654	14	309
Performance-based share awards granted in 2020	26	479	26	479
Performance-based share awards granted in 2019	—	—	16	365
Total share-based compensation	156	$2,963	145	$2,269

The total expenses during the nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Nine months ended September 30,
	2022		2021
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	90	$3,789	89	$3,175
Market and performance-based share awards granted in 2022	25	950	—	—
Performance-based share awards granted in 2021	15	1,941	14	666
Performance-based share awards granted in 2020	26	1,423	26	1,329
Performance-based share awards granted in 2019	—	—	16	1,443
Total share-based compensation	156	$8,103	145	$6,613
The total income tax benefit recognized in the accompanying Condensed Consolidated Statements of Income for restricted stock awards was $0.4 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $1.2 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively.
There was $7.6 million of total unrecognized compensation cost related to restricted stock awards as of September 30, 2022, which is expected to be recognized over a weighted-average period of 23 months. There was $7.9 million of unrecognized compensation costs related to the 66 thousand market and performance-based shares presented in the table above as of September 30, 2022, which is expected to be recognized over a weighted-average period of 23 months.
5. LEASES
Operating Leases
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of September 30, 2022 and 2021, respectively, or for the nine-month periods then ended, respectively.
Our leases relating to office and warehouse space have lease terms of 18 months to 126 months. Our leases relating to equipment have lease terms of 24 months to 203 months, with certain of them having automatic renewal clauses.
The Company’s warehouse agreements also contain non-lease components, in the form of payments towards variable logistics services and labor charges, which the Company is obligated to pay based on the services consumed by it. Such amounts are not included in the measurement of the lease liability but are. recognized as expenses when they are incurred.
The operating lease expense was $1.7 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $5.2 million and $3.8 million for the nine months ended September 30, 2022 and 2021, respectively.
Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Nine months ended September 30,
	2022	2021

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$5,413	$3,175

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$103	$9,745
As of September 30, 2022, the weighted average remaining lease term was 60 months and the weighted average discount rate was 2.1%.

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2022 (in thousands):

2022 (excluding the nine months ended September 30, 2022)	$1,787
2023	6,241
2024	5,693
2025	5,825
2026	4,160
Thereafter	5,412
Total lease payments	$29,118
Less: imputed interest	(1,418)
Total	$27,700
6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	September 30, 2022	December 31, 2021

Foreign currency translation	$391	$90
Unrealized gains on investment securities	—	21
Accumulated other comprehensive income	$391	$111
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

The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	September 30, 2022
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$69,710	$—	$—	$69,710	$69,710	$—

Level 1:
Money market accounts	—	—	—	—	—	—

Total	$69,710	$—	$—	$69,710	$69,710	$—

	December 31, 2021
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$94,824	$—	$—	$94,824	$94,824	$—

Level 1:
Money market accounts	9,359	—	—	9,359	9,359	—
Government & agency securities	1,401	12	—	1,413	—	1,413
	10,760	12	—	10,772	9,359	1,413

Level 2:
Municipal bonds	3,880	9	59	3,948	—	3,948

Total	$109,464	$21	$59	$109,544	$104,183	$5,361

The Company had no realized gain or loss for the three months ended September 30, 2022. The company had a realized loss of $0.2 million for the nine months ended September 30, 2022. There was no realized gain or losses for the three and nine months ended September 30, 2021.
8. DEBT
Credit Agreement
On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement (the “Credit Agreement”) among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. On May 31, 2022, the Credit Agreement was amended to increase the borrowing capacity and convert the interest rate to be based on Secured Overnight Financing Rate (“SOFR”), from London Inter-Bank Offered Rate (LIBOR) (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $225.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. The Amended Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Amended Credit Agreement matures on April 13, 2026.
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
Revolving borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to (i) the Term SOFR Rate for the interest period plus the Applicable Rate (as defined in the Amended Credit Agreement) based on the Company’s Total Net Leverage Ratio or (ii) the Alternate Base Rate (as defined in the Amended Credit Agreement) as in effect from time to time plus the Applicable Rate based on the Company’s Total Net Leverage Ratio. As of September 30, 2022, the Applicable Rate for Term SOFR Loans is 1.25% per annum and the Applicable Rate for ABR Loans is 0.25% per annum. SOFR based loans also include a Credit Spread Adjustment based on the duration of the borrowing.
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
The Company has no borrowings outstanding under the Amended Credit Agreement as of September 30, 2022.

9. ACCELERATED SHARE REPURCHASE (“ASR”) PROGRAM
In the second quarter of fiscal 2022, the Company entered into an ASR agreement with JPMorgan Chase, National Association ("JPMorgan Chase") to purchase shares of its common stock from JPMorgan Chase for an aggregate purchase price of $100.0 million. Pursuant to the ASR program, the Company received an initial delivery of approximately 480 thousand shares of common stock based on the closing price of the common stock on May 31, 2022. Approximately 91 thousand additional shares of the Company's common stock were delivered upon termination of the agreement on August 8, 2022. The final number of shares delivered to the Company under the ASR agreement was based on the average of the daily volume-weighted average trading prices of the Company’s common stock during the term of the ASR program, less a discount.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
Certain information in this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Act”). These forward-looking statements generally can be identified by use of phrases or terminology such as “intend,” “anticipate,” “expect” or other similar words or the negative of such terminology. Similarly, descriptions of Medifast's objectives, strategies, plans, goals or targets contained herein are also considered forward-looking statements. These statements are based on the current expectations of our management and are subject to certain events, risks, uncertainties and other factors. These risks and uncertainties include, but are not limited to, those described in our 2021 Form 10-K and those described from time to time in our future reports filed with the SEC. Although Medifast believes that the expectations, statements and assumptions reflected in these forward-looking statements are reasonable, it cautions readers to always consider all of the risk factors and any other cautionary statements carefully in evaluating each forward-looking statement in this report. All of the forward-looking statements contained herein speak only as of the date of this report.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview
Medifast is the global company behind one of the fastest-growing health and wellness communities, OPTAVIA®, which offers Lifelong Transformation, One Healthy Habit at a Time®. Reflecting the success of our holistic approach to health and wellness, we have consistently grown annual revenue over the past five years. Of equal importance, we expect our differentiated model to continue to deliver growth in the foreseeable future.
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
We help customers achieve their health goals through a network of approximately 66,200 independent active earning OPTAVIA Coaches, about 90% of whom were customers first, and have impacted more than 2 million lives to date. OPTAVIA Coaches introduce customers to a set of healthy habits, in most cases starting with the habit of healthy eating, and offer exclusive Fuelings, which are nutrient-dense, portion-controlled, nutritionally interchangeable and simple to use. They are formulated with high-quality ingredients and are fortified with probiotic cultures, vitamins and minerals, as well as other nutrients essential for good health. Our products support the process of integrating healthy habits into our customer’s day-to-day lives.
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
Our operations are conducted through our wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited, OPTAVIA (Singapore) PTE. LTD and OPTAVIA Health Consultation (Shanghai) Co., Ltd.
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
Macroeconomic Conditions
Global economic challenges including the impact of rising inflation, adverse labor market conditions, the war in Ukraine and the continuing impact of the COVID-19 pandemic have caused macroeconomic uncertainty and volatility in markets where we, our suppliers and our OPTAVIA Coaches operate.
We are exposed to market risks from changes in commodity or other raw material prices. Rising inflation could impact our cost structure and put pressure on consumer spending. Increases in commodity prices or food costs, including as a result of inflation, could affect the global and U.S. economies and could also adversely impact our business, financial condition or results of operations. Our variable cost structure can be utilized to adapt to changing market conditions with potential actions including adjustments to our manufacturing, distribution and customer support infrastructure. In addition, adverse labor market conditions could constrain our ability to manufacture and deliver products or increase the associated costs. We continue to take steps to attract, train, and develop personnel. As a response, we may periodically take incremental pricing actions to offset supply chain costs, inflationary pressures, and adverse labor market conditions.
In addition, beginning in February 2022, the war in Ukraine and corresponding events have had, and could continue to have, adverse effects on regional and global markets. While our operations are not directly impacted by the war in Ukraine, the duration of hostilities and the vast array of sanctions and related events (including cyberattacks) cannot be predicted. As a result, those events present uncertainty and risk. To date, the war in Ukraine has had no material impact on our business.
Throughout the COVID-19 pandemic, we took and continue to take significant measures to protect our employees, OPTAVIA Coaches and business, while remaining in compliance with local and national guidelines. Our manufacturing and distribution facilities remained fully operational during the pandemic, and we have not experienced any meaningful disruption to our worldwide supply chain due to the pandemic. It is possible the COVID-19 pandemic could negatively impact our operations and the operations of our suppliers and vendors. Should that occur, the extent to which the pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current expectations. Factors that could cause actual results to differ from management’s expectations include inherent uncertainties regarding the duration and further spread of the outbreak, its severity, the emergence of variant strains, government actions taken to contain the virus or treat its impact, changes in consumer behavior resulting from the pandemic and how quickly and to what extent normal economic and operating conditions can resume.
The senior management team meets regularly to review and assess the status of the Company’s operations and the health and safety of its various constituencies, and will continue to communicate with our supply chain partners to identify and mitigate risk and to manage inventory levels. In response to changing macroeconomic conditions, the Company may take further actions that alter its business operations as may be required by governmental authorities, or that are determined to be in the best interests of employees, OPTAVIA Coaches and customers.
These macroeconomic uncertainties make it challenging for our management to estimate our future business performance. However, we intend to continue to actively monitor the impact of the pandemic and related developments on our business and will update our practices accordingly.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the 2021 Form 10-K. We consider all of our significant accounting policies and estimates to be critical. There were no significant changes in our critical accounting policies during the first nine months of 2022.
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical estimates during the first nine months of 2022.
Overview of Results of Operations
Our product sales accounted for approximately 98.0% of our revenues for each of the three and nine months ended September 30, 2022 and 2021.
The following tables reflect our income statements (in thousands, except percentages):

	Three months ended September 30,
	2022	2021	$ Change	% Change

Revenue	$390,398	$413,395	$(22,997)	(5.6)%
Cost of sales	107,549	106,338	1,211	1.1%
Gross profit	282,849	307,057	(24,208)	(7.9)%

Selling, general, and administrative	234,693	251,886	(17,193)	(6.8)%

Income from operations	48,156	55,171	(7,015)	(12.7)%

Other income (expense)
Interest expense	(261)	(94)	(167)	177.7%
Other income (expense)	(17)	115	(132)	(114.8)%
	(278)	21	(299)	(1423.8)%

Income from operations before income taxes	47,878	55,192	(7,314)	(13.3)%

Provision for income taxes	11,723	13,210	(1,487)	(11.3)%

Net income	$36,155	$41,982	$(5,827)	(13.9)%

% of revenue
Gross profit	72.5%	74.3%
Selling, general, and administrative costs	60.1%	60.9%
Income from operations	12.3%	13.3%

	Nine months ended September 30,
	2022	2021	$ Change	% Change

Revenue	$1,261,332	$1,148,253	$113,079	9.8%
Cost of sales	354,515	298,942	55,573	18.6%
Gross profit	906,817	849,311	57,506	6.8%

Selling, general, and administrative	754,610	679,907	74,703	11.0%

Income from operations	152,207	169,404	(17,197)	(10.2)%

Other income (expense)
Interest expense	(519)	(138)	(381)	276.1%
Other income (expense)	(37)	112	(149)	(133.0)%
	(556)	(26)	(530)	2038.5%

Income from operations before income taxes	151,651	169,378	(17,727)	(10.5)%

Provision for income taxes	34,601	39,370	(4,769)	(12.1)%

Net income	$117,050	$130,008	$(12,958)	(10.0)%

% of revenue
Gross profit	71.9%	74.0%
Selling, general, and administrative costs	59.8%	59.2%
Income from operations	12.1%	14.8%
Revenue: Revenue decreased $23.0 million, or 5.6%, to $390.4 million for the three months ended September 30, 2022 from $413.4 million for the three months ended September 30, 2021. The average revenue per active earning OPTAVIA Coach was $5,897 for the three months ended September 30, 2022 compared to $6,773 for the three months ended September 30, 2021. The decline in revenue for the three months ended September 30, 2022 was primarily driven by the decline in the productivity per active earning OPTAVIA Coach partially offset by the increase in the number of active earning OPTAVIA Coaches to 66,200 as of September 30, 2022 from 61,000 as of September 30, 2021. The decrease in productivity per active earning OPTAVIA Coach for the quarter was driven by a decrease in the number of customers supported by each Coach. Revenue increased $113.1 million, or 9.8%, to $1,261.3 million for the nine months ended September 30, 2022 from $1,148.3 million for the nine months ended September 30, 2021. The average revenue per active earning OPTAVIA Coach was $6,367 for the nine months ended September 30, 2022 compared to $6,630 for the nine months ended September 30, 2021. The decrease in the productivity per active earning OPTAVIA Coach for the nine months ended September 30, 2022 was driven by an decrease in the number of customers supported by each Coach. The year-over-year growth in revenue was primarily driven by the increase in the number of active earning OPTAVIA Coaches partially offset by the decrease in productivity per active earning OPTAVIA Coach.
Cost of sales: Cost of sales increased $1.2 million, or 1.1%, to $107.5 million from $106.3 million for the three months ended September 30, 2022 from the corresponding period in 2021. The increase in cost of sales for the three months ended September 30, 2022 was primarily driven by higher product costs resulting from increases in raw ingredient costs, shipping costs, and labor costs. Cost of sales increased $55.6 million, or 18.6%, to $354.5 million from $298.9 million for the nine months ended September 30, 2022 from the corresponding period in 2021. The increase in cost of sales for the nine months ended September 30, 2022 was primarily driven by an increase in OPTAVIA product sales and higher product costs resulting from increases in raw ingredient costs, shipping costs, and labor costs.
Gross profit: For the three months ended September 30, 2022, gross profit decreased $24.2 million, or 7.9%, to $282.8 million from $307.1 million for the three months ended September 30, 2021. The decrease in gross profit for the three months ended September 30, 2022 was due to both a decrease in the number of customers supported by each Coach and higher products costs resulting from increases in raw ingredient costs, shipping costs, and labor costs. As a percentage of revenue, gross profit decreased 183 basis points to 72.5% for the three months ended September 30, 2022 from 74.3% for the corresponding period in 2021. The decrease in gross profit as a percentage of revenue for the three months ended September 30, 2022 is due to higher products costs resulting from increases in raw ingredient costs, shipping costs, and labor costs. For the nine months ended September 30, 2022, gross profit increased $57.5 million, or 6.8%, to $906.8 million from $849.3 million for the nine months ended September 30, 2021. The increase in gross profit for the nine-month period was primarily attributable to higher revenue partially offset by increased cost of sales. As a percentage of revenue, gross profit decreased 207 basis points to 71.9% for the nine months ended September 30, 2022 from 74.0% for the corresponding period in 2021. The decrease in gross margin percentage for the nine months ended September 30, 2022 was primarily due to a customer acquisition program, which ran from late March to early May in 2022, and higher product costs resulting from increases in raw ingredient costs, shipping costs, and labor costs.
Selling, general, and administrative: SG&A expenses were $234.7 million for the three months ended September 30, 2022, a decrease of $17.2 million, or 6.8%, as compared to $251.9 million from the corresponding period in 2021. As a percentage of revenue, SG&A expenses were 60.1% for the three months ended September 30, 2022 as compared to 60.9% for the corresponding period in 2021. SG&A expenses included research and development costs of $1.1 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, in connection with the development of new products and programs and clinical research activities. The decrease in SG&A expenses for the three months ended September 30, 2022 was primarily due to lower OPTAVIA Coach compensation expense. SG&A expenses were $754.6 million for the nine months ended September 30, 2022, an increase of $74.7 million, or 11.0%, as compared to $679.9 million from the corresponding period in 2021. As a percentage of revenue, SG&A expenses were 59.8% for the nine months ended September 30, 2022 as compared to 59.2% for the corresponding period in 2021. SG&A expenses included research and development costs of $3.3 million and $3.3 million for the nine months ended September 30, 2022 and 2021, respectively, in connection with the development of new products and programs and clinical research activities. The increase in SG&A expenses for the nine months ended September 30, 2022 was primarily due to higher OPTAVIA Coach compensation expense, donations made to support the Ukraine relief effort, incremental costs related to continued investment in information technology and distribution infrastructure, as well as the increased credit card fees resulting from higher sales.
Non-GAAP adjusted SG&A expenses were $233.6 million for the three months ended September 30, 2022, a decrease of $18.3 million, or 7.3%, as compared to $251.9 million from the corresponding period in 2021. Non-GAAP adjusted SG&A expenses were $744.1 million for the nine months ended September 30, 2022, an increase of $64.2 million, or 9.4%, as compared to 679.9 million from the corresponding period in 2021. Non-GAAP adjusted SG&A excludes expenses in connection with donations made to support the Ukrainian relief effort of $1.1 million and $10.5 million for the three and nine months ended September 30, 2022, respectively. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
OPTAVIA Coach compensation expense, which is a variable expense, decreased $17.2 million, or 9.5%, to $164.8 million for the three months ended September 30, 2022 from $182.1 million for the corresponding period in 2021. The decrease was primarily the result of decreased OPTAVIA product sales. For the nine months ended September 30, 2022, OPTAVIA compensation expense increased $47.7 million, or 9.5%, to $548.4 million from $500.7 million for the corresponding period in 2021. The increase was primarily the result of increased OPTAVIA product sales in the first half of the year. The total number of active earning OPTAVIA Coaches as of September 30, 2022 increased to 66,200 from 61,000 for the corresponding date in 2021, an increase of 8.5%.
Income from operations: For the three months ended September 30, 2022, income from operations decreased $7.0 million to $48.2 million from $55.2 million for the corresponding period in 2021 primarily as a result of decreased gross profit partially offset by decreased SG&A expenses. Income from operations as a percentage of revenue decreased to 12.3% for the three months ended September 30, 2022 from 13.3% for the corresponding period in 2021 due to the factors described above impacting revenue and SG&A expenses. For the nine months ended September 30, 2022, income from operations decreased $17.2 million to $152.2 million from $169.4 million for the corresponding period in 2021 primarily as a result of increased SG&A expenses partially offset by increased gross profit. Income from operations as a percentage of revenue decreased to 12.1% for the nine months ended September 30, 2022 from 14.8% for the corresponding period in 2021 due to the factors described above impacting revenue, cost of sales and SG&A expenses.
Non-GAAP adjusted income from operations was $49.2 million for the three months ended September 30, 2022, a decrease of $5.9 million, or 10.7%, as compared to $55.2 million from the corresponding period in 2021. Non-GAAP adjusted income from operations was $162.7 million for the nine months ended September 30, 2022, a decrease of $6.7 million, or 3.9%, as compared to $169.4 million from the corresponding period in 2021. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Provision for income taxes: For the three months ended September 30, 2022, the Company recorded $11.7 million in income tax expense, an effective tax rate of 24.5%, as compared to $13.2 million in income tax expense, an effective tax rate of 23.9%, for the three months ended September 30, 2021. The increase in the effective tax rate for the three months ended September 30, 2022 was primarily driven by an increase in state income taxes partially offset by increased tax benefits for inventory donations and research and development tax credits. For the nine months ended September 30, 2022, the Company recorded $34.6 million in income tax expense, an effective tax rate of 22.8%, as compared to $39.4 million in income tax expense, an effective tax rate of 23.2%, for the nine months ended September 30, 2021. The decrease in the effective tax rate for the nine months ended September 30, 2022 was primarily driven by the tax benefits for inventory donations and research and development tax credits partially offset by an increase in state income taxes and a decrease in the tax benefit of stock compensation.
Non-GAAP adjusted income tax provision was $12.2 million for the three months ended September 30, 2022, an effective tax rate of 24.9% as compared to 23.9% for the corresponding period in 2021. Non-GAAP adjusted income tax provision was $39.4 million for the nine months ended September 30, 2022, an effective tax rate of 24.3%, as compared to 23.2% for the corresponding period in 2021. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Net income: Net income was $36.2 million and $117.1 million, or $3.27 and $10.30 per diluted share, for the three and nine months ended September 30, 2022 as compared to $42.0 million and $130.0 million, or $3.56 and $10.98 per diluted share, for the three and nine months ended September 30, 2021. The period-over-period changes were driven by the factors described above in the section titled “Income from operations.”
Non-GAAP adjusted net income was $36.8 million or $3.32 per diluted share for the three months ended September 30, 2022 as compared to $3.56 per diluted share for the corresponding period in 2021. Non-GAAP adjusted net income was $122.8 million or $10.81 per diluted share for the nine months ended September 30, 2022 as compared to $10.98 per diluted share for the corresponding period in 2021. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Non-GAAP Financial Measures
In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in this quarterly report, our quarterly earnings press release and other public disclosures. The following GAAP financial measures have been presented on an as-adjusted basis: SG&A expenses, income from operations, provision for income taxes, net income and diluted earnings per share. Each of these as-adjusted financial measures excludes the impact of certain amounts related to our donations to support the Ukrainian relief effort as further identified below and have not been calculated in accordance with GAAP. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is included below. These non-GAAP financial measures are not intended to replace GAAP financial measures.
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
The following tables reconcile the non-GAAP financial measures included in this report (in thousands, except per share amounts):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	GAAP	Donation Adjustments	Non-GAAP	GAAP	Donations Adjustments	Non-GAAP
Selling, general, and administrative	$234,693	$(1,087)	$233,606	$251,886	$—	$251,886
Income from operations	48,156	1,087	49,243	55,171	—	55,171
Provision for income taxes	11,723	491	12,214	13,210	—	13,210
Net income	36,155	596	36,751	41,982	—	41,982
Diluted earnings per share (1)	3.27	0.05	3.32	3.56	—	3.56

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	GAAP	Donation Adjustments	Non-GAAP	GAAP	Donations Adjustments	Non-GAAP
Selling, general, and administrative	$754,610	$(10,513)	$744,097	$679,907	$—	$679,907
Income from operations	152,207	10,513	162,720	169,404	—	169,404
Provision for income taxes	34,601	4,752	39,353	39,370	—	39,370
Net income	117,050	5,761	122,811	130,008	—	130,008
Diluted earnings per share (1)	10.30	0.51	10.81	10.98	—	10.98
(1) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.
Liquidity and Capital Resources
The Company had stockholders’ equity of $150.5 million and working capital of $75.3 million at September 30, 2022 as compared with $202.5 million and $137.0 million at December 31, 2021, respectively. The $52.0 million net decrease in stockholders’ equity reflects $117.1 million in net income for the nine months ended September 30, 2022 offset by $120.0 million used for repurchases of the Company’s common stock and $55.8 million for declared dividends paid to holders of the Company’s common stock as well as the other equity transactions described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in this report. On September 8, 2022, the Company declared a quarterly dividend of $1.64 per share payable on November 8, 2022, to stockholders of record as of September 20, 2022. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance that we will be able to continue to declare and pay dividends. The Company’s cash, cash equivalents and investment securities decreased from $109.5 million at December 31, 2021 to $69.7 million at September 30, 2022.
Net cash provided by operating activities increased by $40.8 million to $142.8 million for the nine months ended September 30, 2022 from $102.0 million for the nine months ended September 30, 2021 primarily driven by a $111.0 million increase related to changes in inventory balances, a $7.0 million increase in prepaid expenses and other current assets partially offset by a reduction in net income, as well as decreases related to changes in certain balance sheet accounts, including $5.2 million in other assets and $65.0 million in accounts payable and accrued expenses. We continued to expand our cloud computing technology capabilities to support our planned growth during the nine months ended September 30, 2022.
Net cash used in investing activities was $2.4 million for the nine months ended September 30, 2022 as compared to $17.4 million for the nine months ended September 30, 2021.
Net cash used in financing activities increased by $81.3 million to $175.3 million for the nine months ended September 30, 2022 from $93.9 million for the nine months ended September 30, 2021. This increase was primarily due to $74 million used for repurchases of the Company's common stock under the accelerated share repurchase (“ASR”) program and $6.9 million in cash dividends paid to stockholders. Under the terms of the ASR agreement, approximately 480 thousand shares were delivered in the second quarter of 2022. A final delivery of approximately 91 thousand shares was received on August 8, 2022 to complete the ASR agreement.
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
On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. On May 31, 2022, the Credit Agreement was amended to increase the borrowing capacity and convert the interest rate to be based on SOFR, from LIBOR (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $225.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. The Amended Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Amended Credit Agreement contains affirmative and negative covenants customarily applicable to credit facilities. As of September 30, 2022, the Company had no borrowings under the credit facility and was in compliance with all of its debt covenants.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes.
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our credit facility. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at September 30, 2022, the Company estimates that the fair value of its borrowings under its credit facility would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.
There have been no material changes to our market risk exposure since December 31, 2021.
Item 4. Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Act, as amended, as of September 30, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2022	Total Number of Shares Purchased (1)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	120	$174.16	—	1,499,197
August 1 - August 31	91,292	$178.66	91,292	1,407,905
September 1 - September 30	52	$115.09	—	1,407,905
(1)Also included are shares of common stock surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock previously granted to such employees and directors.
(2)At the outset of the quarter ended September 30, 2022, there were 1,499,197 shares of the Company’s common stock eligible for repurchase under the stock repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
(3)In the second quarter of fiscal 2022, the Company paid $100 million under an Accelerated Share Repurchase (“ASR”) agreement and received an initial delivery of approximately 480 thousand shares. A final delivery of approximately 91 thousand shares was received on August 8, 2022 to complete the ASR agreement. See Note 9 to the Consolidated Financial Statements included in this report for further description of the ASR.
As of September 30, 2022, there were 1,407,905 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

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

101
The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed November 3, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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
Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 3, 2022

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 3, 2022