Form 10-K
period 2022-12-31
MEDIFAST INC
filed 2023-02-21
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock (based on the closing sale price of $180.51, as reported by the New York Stock Exchange on such date) held by non-affiliates was approximately $2.0 billion.
The number of shares of the registrant’s common stock outstanding at February 13, 2023 was 10,844,844.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” or similar expressions and are made in connection with discussions of future operating or financial performance and/or events or developments that we expect or anticipate will occur in the future.
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
•disruptions in our supply chain;
•health or advertising related claims by our customers;
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

PART I
ITEM 1. BUSINESS
SUMMARYMedifast, Inc. (“Medifast,” the “Company,” “we” or “us”) is the global company behind one of the fastest-growing health and wellness communities, OPTAVIA®, which offers Lifelong Transformation, One Healthy Habit at a Time®. The Company’s growth over the past few years is a reflection of its unique Coach-driven approach, which stands out in a world where health and wellbeing is too often a difficult and lonely journey.
Medifast is often compared to diet and weight loss-only companies or to multi-level marketing companies, but our model is different. This year, we announced that Medifast's OPTAVIA program was named the #1 weight loss program in the U.S. by revenue for 20211. Our growth is demonstrated by strong financial performance over the last several years. We generated revenue of $1.599 billion in 2022, $1.526 billion in 2021 and $934.8 million in 2020, representing year-over-year increases of 4.8% in 2022 and 63.2% in 2021. Income from operations was $184.8 million in 2022, $216.2 million in 2021 and $134.2 million in 2020, representing a year-over-year decrease of 14.5% in 2022 and increase of 61.2% in 2021.

Our OPTAVIA brand offers a highly competitive and effective lifestyle solution centered on developing new healthy habits through smaller, foundational changes called micro-habits. The program provides a more effective and satisfying alternative to outdated, quick fixes and is built around four key components:
•Independent OPTAVIA Coaches: Provide individualized support and guidance to customers on the path to optimal health and wellbeing.
•OPTAVIA Community: A Community of like-hearted people providing each other with real-time connection and support.
•The Habits of Health® Transformational System: A proprietary system which offers easy steps to a sustainable healthy lifestyle.
•Products & Plans: Clinically proven plans and scientifically developed nutritional products, called “Fuelings,” backed by dietitians, scientists and physicians.

We help customers achieve their health goals through a network of approximately 60,900 active earning independent OPTAVIA Coaches, about 90% of whom were customers first, and have impacted more than 2 million lives to date. OPTAVIA Coaches introduce customers to a set of healthy habits, in most cases starting with the habit of healthy eating, and offer exclusive OPTAVIA-branded Fuelings. Fuelings are nutrient-dense, portion-controlled, nutritionally interchangeable and simple to use. They are formulated with high-quality ingredients and are fortified with the patented probiotic BC30™ cultures, vitamins and minerals, as well as other nutrients essential for good health. Our products support the process of integrating healthy habits into our customer’s day-to-day lives.
The OPTAVIA coaching model is customer-centric and boasts an energized health and wellness community. It promotes holistic health and wellness and positions healthy weight as a catalyst to greater lifestyle changes. OPTAVIA Coaches provide personalized support to customers and motivate them by sharing their passion for healthy living and lifestyle transformation.
The entrepreneurial spirit of our OPTAVIA Coaches is another key to our success, as they create a continuous cycle of growth, activating new customers, many of whom go on to become OPTAVIA Coaches. We offer economic incentives designed to support each OPTAVIA Coach’s long-term success, which we believe plays an important role in their financial wellness, providing the opportunity to improve their finances while changing the health trajectory of families, communities and generations.2
1 Source Euromonitor International Limited; based on custom research conducted in Q2 2022; value sales for structured weight loss and meal replacement programs in 2021.
2 OPTAVIA makes no guarantee of financial success. Success with OPTAVIA results from successful sales efforts, which require hard work, diligence, skill, persistence, competence and leadership. Please see the OPTAVIA Income Disclosure Statement (http://bit.ly/idsOPTAVIA) for statistics on actual earnings of Coaches.

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
We measure our success by the results our customers are able to achieve. The more OPTAVIA Coaches we have, the more customers we can serve. The total number of active earning OPTAVIA Coaches as of December 31, 2022 was 60,900.
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
Throughout the COVID-19 pandemic, we took and continue to take significant measures to protect our employees, OPTAVIA Coaches and business, while remaining in compliance with local and national guidelines. Our manufacturing and distribution facilities remained fully operational during the pandemic, and we have not experienced any meaningful disruption to our worldwide supply chain due to the pandemic. It is possible the COVID-19 pandemic could negatively impact our operations and the operations of our suppliers and vendors. Should that occur, the extent to which the pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current expectations. Factors that could cause actual results to differ from management’s expectations include inherent uncertainties regarding the continued impact of pandemic, the emergence of variant strains, the resumption of government actions taken to contain the virus or treat its impact, changes in consumer behavior resulting from the pandemic and how quickly and to what extent normal economic and operating conditions can resume.
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
According to a proprietary analysis, the addressable market for weight loss is large and growing. It’s worth about $20 billion today with a growth rate of approximately 6% per annum. Additionally, roughly 75% of the U.S. population above 18 wants to lose weight and is open to dieting, and approximately 65% of overweight/obese population considers paid meal plans effective. The total potential pool of OPTAVIA customers is sizable; there are about 175 million people in the United States looking to lose weight and willing to consider dieting3.
While 81% of U.S. adults have cut spending in the last six months according to the survey, 70% say they don't plan on letting their health and wellbeing falter. In fact, 57% saying they would spend more time on their health and wellbeing in the coming year4.
We offer customers a radically different approach to health, with weight loss and weight management serving as a catalyst to an overall improvement in health, confidence, vitality and general well-being.
Consumer Motivation
Our core customers are highly motivated to adopt a healthy lifestyle that is transformative and sustainable. Many have tried weight loss programs previously, but have been unsuccessful at maintaining a healthy weight and embracing healthy habits for the long-term. Lifestyle issues our customers often seek to address and resolve include:
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
Weight management is a challenge for a significant portion of the U.S. population, as well as the global population. According to the U.S. Department of Health and Human Services, overweight and obese individuals are increasingly at risk for diseases such as type 2 diabetes, heart disease, certain types of cancer, stroke, arthritis, sleep apnea and depression. In 2013, The American Medical Association declared obesity a disease and the American Heart Association, the American College of Cardiology, and the Obesity Society jointly issued treatment guidelines recommending obesity be managed as a chronic disease. In 2016, the World Health Organization estimated that approximately 1.9 billion people 18 years and older were overweight worldwide, triple the rate since 1975.
Obesity is defined as a Body Mass Index (“BMI”) of 30 kg/m2 or greater, whereas overweight is defined as a BMI ranging between 25 and 29.9 kg/m2. In the U.S., more than two-thirds of the adult population fall within the overweight or obese categories and approximately 42.4% were obese in 2017. By 2017, only two states and the District of Columbia had an obesity
3 Consumer and OPTAVIA Customer surveys February 2020, NCHS (National Center for Health Statistics), team analysis
4 This random double-opt-in online survey of 2,000 nationally representative U.S. Adults was commissioned by Medifast and conducted by a market research company, OnePoll, between October 20 and October 24, 2022. All participants are paid an amount depending on the length and complexity of the survey. The survey was overseen and edited by the OnePoll research team, who are members of the MRS (Market Research Society) and have corporate membership to ESOMAR (European Society for Opinion and Market Research) and AAPOR (American Association of Public Opinion Research).

rate that was less than 25%; twenty-nine states had an adult obesity rate of 30% or higher. In fact, the 2020 National Diabetes Statistics Report from CDC estimated approximately 89% of people with diabetes were overweight or had obesity.
Direct Sellers
Our business model combines the most powerful aspects of direct selling, while eliminating those dimensions that have typically challenged other companies. Our growth does not depend on recruiting thousands of distributors who take on inventory to sell to customers. Rather, OPTAVIA Coaches help customers adopt healthy habits and learn the benefits of OPTAVIA products, which are shipped directly to the customers. We are often compared to diet and weight loss-only companies or to multi-level marketing companies, but our model is different. We support customers through independent OPTAVIA Coaches, about 90% of whom were customers first.
Our competitive advantages:
•OPTAVIA’s innovative model is customer-centric and has one sales price for both OPTAVIA Coaches and customers. There is no tiered pricing.
•OPTAVIA Coaches focus on coaching and supporting customers. They do not hold inventory or manage cash.
•OPTAVIA boasts an energized health and wellness community, where about 90% of Coaches come from the customer base and have been in their customers’ shoes. They promote a holistic wellness program and are not exclusively focused on product sales. Our competitive OPTAVIA Coach compensation plan is also deliberately structured to incentivize coaching and support customer success.
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
Geographies
United States
The U.S. is our principal market and continues to represent significant potential for growth given the high percentage of overweight or clinically obese adults, where over 70% of adults aged 20 and over were considered overweight or obese in 2017-2018. Sales of weight loss and health and wellness products and services was projected to grow at a compound average growth rate (“CAGR”) of approximately 7% in the United States through 2022, according to industry research and analysis.
Industry growth is also being driven by growing consumer awareness and increasing demand for health and wellness products. The intensified interest in physical fitness, fitness center membership, increased public awareness and incidences of chronic diseases such as type 2 diabetes, heart disease, certain types of cancer, stroke, arthritis, sleep apnea and depression have increased demand for health and wellness products. The nutrition and weight management segment of the industry continued to dominate the health and wellness market in 2022.
OPTAVIA Coaches are focusing on word of mouth and social media marketing toward increasingly younger demographics, reaching out to important and increasingly diverse communities of health and wellness consumers, and identifying and marketing to consumers who are in varying stages of optimal well-being.
International Expansion Efforts

We are the publicly traded market leader by revenue in the weight management industry in the U.S., and are looking to build on this position. We have seen significant advancement within the current segments of our business, but know there are new segments, markets, and communities where we have opportunities for growth. With this in mind, we will continue to invest in important growth initiatives, particularly as we explore the ways in which we can expand the markets we serve and deliver a high-quality experience for more customers.

As we previously disclosed, global expansion is an important component of our long-term growth strategy and our mission of offering the world Lifelong Transformation, One Healthy Habit at a Time. In July 2019, we commenced our international operations, entering into the Asia Pacific markets of Hong Kong and Singapore. Our decision to enter these markets was based on industry market research that reflects a dynamic shift in how health care is being prioritized and consumed in those countries. We outsource a distribution center in Hong Kong to provide adequate product distribution capacity for the foreseeable future in these markets.
Like the U.S., we believe healthy lifestyles have increasingly become a priority to consumers around the world, but particularly in the Asia Pacific markets as disposable income grows. Our research has found that while traditional remedies are still essential, consumers are increasingly incorporating healthy living products into their daily lives. In-market testing of our products and programs evoked strong consumer response and acceptance.
Asia Pacific is the largest health and wellness marketplace in the world, in terms of revenue share, with robust growth projected over the next several years. The region also is a leading direct selling marketplace, with China representing the second largest market for direct selling retail sales as of 2020.
The Company’s 2022 OPTAVIA Convention offered a Coach-led educational session in Spanish, marked by a 100% increase in the number of participants in the session, compared to the prior year. To support our growing Hispanic Coach community, our customer support call-center network has a global footprint with infrastructure providing multi-lingual support from the United States, Guatemala, and Colombia. This has set the groundwork for both our expansion into other Spanish-speaking communities and our aspirations of developing other markets around the world.
We can clearly see the growth potential outside the U.S. domestic market and this will be a foundational aspect of our long-term growth for many years to come, as we look to further our impact and advance the global health movement.
PRODUCTS AND PROGRAMS
We take pride in our scientific heritage. We have authored 19 peer-reviewed publications over the past 10 years. Most recently, we conducted a double-blind study that shows the effects that OPTAVIA Coaching has on the program; the results suggested that speaking with their OPTAVIA Coach more often may help customers lose up to twice as much weight.5
Our clinically proven plans and our scientifically developed products were developed by physicians, dietitians, and scientists to help customers achieve a healthy weight. We work closely with our cross-disciplinary Scientific Advisory Board comprised of physicians and scientists who help guide and provide valuable input into the development of our comprehensive portfolio of offerings. Our products are scientifically designed to deliver proper nutrition at every stage of a person’s health journey toward a sustainable, healthy lifestyle.
OPTAVIA-BRANDED COACH SUPPORT
•OPTAVIA Coach Business Kit. Coaches are required to purchase a business kit to join our network. The kits provide new OPTAVIA Coaches with business essentials to successfully start their independent business, including plan and product information and 12 months of free access to a personalized OPTAVIA replicated website.
OPTAVIA-BRANDED PRODUCTS:
•OPTAVIA Essential Fuelings. OPTAVIA Essential Fuelings contain 24 vitamins and minerals, high quality, complete protein, and no colors, flavors or sweeteners from artificial sources. Each OPTAVIA Essential Fueling is scientifically formulated with the right balance of carbohydrates, protein and fat which helps promote a gentle, but efficient fat-burning state. Our Fuelings contain high-quality protein which helps our customers retain lean muscle mass and each contains the patented probiotic BC30™ to support digestive health as part of a balanced diet and healthy lifestyle. Our OPTAVIA Coaches market OPTAVIA Essential Fuelings primarily through a suite of scientifically proven Optimal Weight Plans. Customers purchase kits tailored to their individual needs on the advice and counsel of their OPTAVIA Coach. Kits, ranging in price from approximately $395.25 to $511.50, include up to a
5 Based on the results of a 16-week clinical study, those who participated in at least 75% of their 23 assigned OPTAVIA Coaching calls lost 15.2 lbs. compared to 6.7 lbs. for those participating in fewer calls.

30-day supply of Fuelings and are purchased by our customers through our e-commerce website, their OPTAVIA Coach’s personalized replicated website, or our call center.
•OPTAVIA Select Fuelings. OPTAVIA Select Fuelings represent our Non-GMO line of products. These products have unique flavor profiles, work with the same suite of Optimal Weight Plans described below. As the Company continues to optimize and enhance its product offerings, OPTAVIA Select Fuelings will be discontinued in 2023.
OPTAVIA-BRANDED PLANS
Our OPTAVIA-branded health and wellness plans help customers enter a gentle, but efficient fat-burning state. Their success is enhanced by the personal attention, counseling, education, advice and motivation they receive from our OPTAVIA Coaches. They also benefit from being members of a broader OPTAVIA Community of customers with like-minded goals and objectives regarding their health. We offer customers incentives to join the OPTAVIA Community, including access to the corporate "Nutrition Support" team made up of subject matter experts that provide assistance to our Coaches and customers, and exclusive offers through our OPTAVIA Premier service that help our customers stay on plan, as well as qualifies them for discounts on purchased products and free or discounted shipping.
We encourage our customers to embrace our Six Steps to Optimal Health:
•prepare for your journey.
•achieve a healthy weight.
•transition to healthy eating.
•live the Habits of Health.
•optimize health for your age.
•the potential to live a longer healthier life.6
The majority of our OPTAVIA Coaches began as customers and became OPTAVIA Coaches for a number of reasons, including to pay it forward and help others through their transformation journey. The Optimal Weight and Health plans we market to customers are:
•Optimal Weight 5 & 1 Plan®. Our proven Optimal Weight 5 & 1 Plan encourages customers to eat six small meals a day, an important habit that helps maintain healthy weight. Five daily meals are OPTAVIA Fuelings, offering customers a choice from more than 50 delicious, convenient, nutritionally interchangeable, scientifically-designed products, including shakes, soups, bars, hot beverages, hearty choices, pudding and brownies. OPTAVIA Coaches counsel their customers on which Fuelings to select. OPTAVIA Coaches also counsel their customers on how to develop healthy habits, such as preparing lean and green meals and choosing healthy snacks.
•Optimal Weight 4 & 2 & 1 Plan®. The Optimal Weight 4 & 2 & 1 Plan is designed for customers who want to continue eating all food groups or want a flexible meal plan to help them achieve a healthy weight. Under this plan, OPTAVIA Coaches counsel their customers to eat four meals of OPTAVIA Fuelings and prepare two lean and green meals and one healthy snack themselves.
•Optimal Health 3 & 3 Plan®. The Optimal Health 3 & 3 plan is designed for customers who want to sustain a healthy weight. This plan focuses on nutritionally balanced, small meals eaten every two or three hours, similar to our Optimal Weight plans, while integrating more food choices in the right portions. Customers are counseled by their OPTAVIA Coaches to eat three Optimal Health Fuelings and three balanced meals they prepare themselves daily.
No matter what plan a customer is on, they learn the Habits of Health through the Habits of Health Transformational System which is a crucial tool for customer success and provides the foundation for our community to learn and adopt healthy habits. The Habits of Health Transformational System is an innovative, mind and body lifestyle approach that encourages and educates customers to replace unhealthy habits with healthy ones that contribute to their long-term success.

6 No one can predict how long you are going to live, but research suggests that making an overall lifestyle change by taking an active role in your choices and behavior, including losing weight, eating healthier, moving more, and reducing stress, has the potential to help you live a longer, healthier life.

INCENTIVES

We believe our business is most successful when our Coaches can maintain a continuous cycle of growth: Coaches activate new and successful customers, many of whom go on to become OPTAVIA Coaches themselves, who activate new customers, and so on. We offer economic incentives designed to support each OPTAVIA Coach’s and Customer’s success. Once a Coach has successfully attracted a new customer, the Coach uses personalized coaching, enhanced health and wellness education and effective digital tools to drive engagement.

As part of this work, in the fourth quarter of 2022, the Company established a “Commit To Health” program, which started on December 26, 2022 and ran through January 31, 2023, and was aimed to encourage and incentivize each new OPTAVIA customer to make a second order. Programs like these are an important driver of our ongoing customer acquisition efforts, focusing on fostering alignment of the Coach network around customer sponsoring through the creation of attractive price points for both first and second food orders. The aim is not just to encourage first-time OPTAVIA customers to sign up, but also to reactivate lapsed Customers who have already had a positive experience with the brand. Keeping customers engaged for longer and ensuring that OPTAVIA becomes a part of each customer’s every day life is a primary focus for the team right now, as the catalyst for reestablishing our customer and Coach tenure and enhancing future revenue growth.

Additionally, at the end of 2022, the Company established an “Accelerator For All” compensation plan bonus, which offered an incentive for Coaches to bring new Customers into OPTAVIA. This bonus is now a part of the 2023 new Coach compensation structure reflecting our ongoing focus on new Customer acquisition in addition to other important business building initiatives.

We understand that Customer acquisition is important to our growth as Customer cohorts going on the OPTAVIA program today form future Coach cohorts, which in turn drive optimization of the Customer and Coach tenure mix and the associated improvements in efficiency and productivity. Optimizing incentivization and compensation remains important to drive growth, retention, and engagement. We are investing substantial time and resources in carefully learning from our existing and prospective customers, listening to what our Coaches are hearing and finding efficient solutions to challenges, along with building programs that deliver connection, engagement and retention. We’re consistently adapting and focusing our efforts on where we believe they will have the most impact. All of this work is aimed at building important momentum in both acquisition and tenure. The programs that we are putting in place in the first half of 2023 will be important drivers of reestablishing our repeatable business rhythm.
CUSTOMERS
Sales are made to individual customers. No single customer accounted for 10% or more of our consolidated revenue for the year ended December 31, 2022.
SEASONALITY
Demand for weight management products and programs are typically seasonal. Traditionally, the predisposition of customers not to initiate a weight loss or management program during the holiday season impacts the fourth quarter with fewer sales of weight management products and services during these months. January and February generally show increases in sales, as these months are considered the commencement of the “diet season” and "resolution season." We believe our sales pattern does not follow the seasonality of our industry, but rather is predicated on the growth of our OPTAVIA Coach network.
SCIENTIFIC ADVISORY BOARD
Our Scientific Advisory Board consists of a group of multi-disciplinary, internationally recognized scientific experts that serves as the foundation for scientifically valid, evidence based, customer-centric, high quality innovations for lasting health. Its mission is to help guide us in making informed decisions regarding medical, nutritional, food service and scientific matters by providing expertise and information on research and emerging trends. In 2022, the Company announced the addition of three new members to its long-standing Scientific Advisory Board: Dr. Nikhil Dhurandhar, Dr. Graham Thomas and Dr. Jessica Unick. Medifast's Scientific Advisory Board is now comprised of seven internationally recognized experts who provide objective insights to guide the Company in making informed decisions based on the latest scientific developments in health and wellness. The cross-disciplinary panel was established in 2008 in service of the Company's commitment to providing an evidence-based, safe and effective health and wellness program that meets consumer needs.
The work of this cross-disciplinary group builds on our scientific heritage and incorporates leading-edge clinical research into the development of our products, plans and programs.

COMPETITION
The weight-loss industry is very competitive and encompasses various weight loss products and programs. These include a wide variety of commercial weight-loss programs, pharmaceutical products, surgical interventions, books, self-help diets, dietary meal replacements, and appetite suppressants, as well as, digital tools, app-based health and wellness monitoring solutions and wearable trackers. The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to other traditional center-based competitors, online diet-oriented sites, self-directed dieting and self-administered products such as prescription drugs, over-the-counter drugs and supplements, as well as medically supervised programs. We also compete with other direct selling organizations, some of which have a longer operating history, and greater visibility, name recognition and financial resources than we do.
Medifast’s identified publicly-traded peers and competitors in the general health and wellness diet industry include USANA Health Sciences Inc., WW International, Inc. (formerly Weight Watchers International, Inc.), Herbalife Nutrition Ltd., The Simply Good Foods Co., The Hain Celestial Group, Inc., BellRing Brands, Inc., and Beyond Meat, Inc.
We have a competitive advantage over traditional diet companies. The OPTAVIA model:
•Promotes a program that focuses on holistic wellness; it views healthy weight as a catalyst to greater changes.
•Offers personalized, empathetic support from Coaches that have been in their customers’ shoes.
•Offers lifelong habit development supported by a proprietary integrated system, the Habits of Health Transformational System.
•Has a vibrant health and wellness community that has impacted more than 2 million lives.
We also have an advantage over traditional direct selling companies:
•OPTAVIA’s innovative model is customer-centric and has one sales price for both OPTAVIA Coaches and customers. There is no tiered pricing.
•OPTAVIA boasts a health and wellness community, where about 90% of OPTAVIA Coaches come from the customer base and have been in their customers’ shoes. They promote a holistic health and wellness program and are not focused on product sales.
•OPTAVIA Coaches promote a unified training system that aligns its leaders around a common mission.
•OPTAVIA offers a differentiated direct-to-consumer model, with 100% of products shipped directly to customers.
We believe our scientific and clinical heritage and commitment to evaluating programs, plans and products through clinical research are primary differentiators that allow us to compete in this market. Our products were originally developed by a physician, and we have been on the cutting edge in the development of nutritional and weight-management products since our founding. Our products are individually portioned, calorie and carbohydrate-controlled meal replacements that share a similar nutritional “footprint” and provide a balance of protein and good carbohydrates, including fiber and are fortified with vitamins, minerals and probiotics.
Our OPTAVIA Integrated Coaching Model offers the personal support of an OPTAVIA Coach, who is often a person who has achieved success with OPTAVIA and has turned their success into a business opportunity.
MARKETING
We continue to build and leverage our brands through multiple marketing strategies. Customer acquisition and retention strategies include word-of-mouth, digital marketing, public relations, social media, email marketing, events and other means. These mediums are used to target new customers by stressing OPTAVIA’s simple and effective approach to weight loss and management and long-term health. Many of these programs are also utilized to reactivate, encourage and support existing customers and OPTAVIA Coaches. We are constantly working to enhance all of our Company materials and websites.
MANUFACTURING
Jason Pharmaceuticals, Inc., our wholly-owned subsidiary with a manufacturing facility in Owings Mills, Maryland, is one of the primary manufacturers of our products, which account for approximately 20% of our total unit sales. We purchased the facility in July 2002 and have gradually increased production capacity and improved overall efficiencies with additional investments in blending and packaging equipment. Our Owings Mills manufacturing facility is regulated and inspected by the United States Food and Drug Administration (the “FDA”), the United States Department of Agriculture (the “USDA”), the

Maryland State Department of Health and Mental Hygiene and Office of Food Protection. It is certified by the Safe Qualified Food Institute as a Safe Quality Food Program Level 2 facility compliant with the Global Food Safety Initiative, a global non-profit collaboration to advance food safety. The remaining 80% of our total unit sales are manufactured by third-party vendors in accordance with Medifast proprietary formulas and manufacturing standards.
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
Direct Selling Regulations
Direct selling is regulated by various national, state and local government agencies in the United States and foreign markets. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, including “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations governing direct selling may be modified or reinterpreted from time to time, which may cause us to modify our sales compensation and business models. In almost all of our domestic markets, regulations are subject to discretionary interpretation by regulators and judicial authorities. There is often ambiguity and uncertainty with respect to the state of direct selling and anti-pyramiding laws and regulations. In the United States, for example, federal law provides law enforcement agencies, such as the Federal Trade Commission (the “FTC”), broad latitude in policing unfair or deceptive trade practices, but does not provide a bright-line test for identifying a pyramid scheme. Several states have passed legislation that more clearly distinguishes between illegal pyramid schemes and legitimate multi-level marketing (“MLM”) business models. Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumer sales. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. For example, in 2016, the FTC entered into a settlement with another multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, the FTC has indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance. If the requirements in this settlement lead to new industry standards or new rules, our business could be impacted and we may need to amend our compensation plan.
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
In 2019, the FTC took aggressive actions against a multi-level marketing company, alleging that the company operated an illegal pyramid scheme that deceived consumers into believing that they could earn significant income as distributors of its health and wellness products. The company eventually entered into a consent order with the FTC, pursuant to which the company was permanently prohibited from using a multi-level compensation plan in the United States. We have taken additional steps to educate our Coaches on proper earnings claims. If our Coaches make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business.
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
Environmental Regulations
We are not aware of any instance in which we have contravened federal, state, or local laws relating to protection of the environment or in which we otherwise may be subject to liability for environmental conditions that could materially affect operations.
Other Regulations
A number of laws and regulations govern our advertising and marketing, services, products, operations and relations with consumers, other service providers and government authorities in the countries in which we operate.
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
WORKING CAPITAL PRACTICES
We maintain sufficient amounts of inventory in stock in order to provide a high level of service to our customers. Substantial inventories are required to meet the needs of our dual role as manufacturer and distributor.

HUMAN CAPITAL MANAGEMENT
As of December 31, 2022, the Company employed 874 team members, of whom 507 were engaged in manufacturing, logistics and supply chain support, and 367 in marketing, administrative and corporate support functions. None of our team members are subject to a collective bargaining agreement with the Company. We actively foster an organizational culture centered on strong cross-functional relationships and collaborating as one team to support the transformation journey of our customers. As we continue to grow as a company, ensuring that our cultural tenets are consistently understood and practiced will be important in enabling our talent strategy and delivering an excellent employee experience. Of our total team members, 867 are employed in the United States and 7 are employed in Asia Pacific.
At Medifast, we nurture a one team mindset that celebrates strong cross-functional teaming and partnering. We believe as one team, we are transforming together, leveraging our Community and strong relationships to facilitate trust, understanding and empathy. We also emphasize the importance of learning and supporting our team members’ growth and development which is critical to moving our business strategy forward. As part of reinforcing our culture we have several resources we use to frame what is most important. We have a Culture Compass that expresses:
•Our Mission … why we exist
•Our Vision…what we aspire to achieve
•Our Focus … on Coaches and customers
•Our Core Values … what we believe
•Our Success Drivers … how we lead
•Our Operating Principles … how we make choices
In 2022, we released our Culture Contract and Culture Contract Toolkit. Our Culture Contract lays out the explicit behaviors that underly our Core Values. It details the commitments we make to one another when we join Medifast and the commitments the Company makes to deliver an excellent work experience to all our team members. The Culture Contract enables new team members to quickly understand who we are as a company and what’s most important in how we show up for each other. The Toolkit is a companion piece that provides many tools and activities that team members can bring into their daily work to improve in forming bonds, establishing healthy work/life balance, inclusive leadership, reflecting and learning, conflict and resilience practices, activities to inspire creativity and innovation and much more.
Our Community (independent Coach Community and our team members) is united by our values – we are one team with one mission, guided by clear, shared behaviors that help us stay aligned as we grow and enable us to prioritize our work, plan for the future and harness our combined energy to accomplish our company objectives. Our culture narrative is fully embedded in our core human capital processes to ensure our team members understand how their success translates to the success of the greater team and ultimately to an amazing Coach and customer experience.
Building transparency and developing communication channels that allow us to cascade information and connect our teams are critical components of our people strategy. We leverage our Workplace from Meta platform to connect, collaborate, and incite conversations around topics that matter to us (like wellness), foster greater comradery, celebrate our successes and build trust among peers. We also have a weekly Pulse newsletter to ensure important initiatives or events are communicated to our team members in a timely matter. We also leverage our communication channels to remind team members of the significant impact they have on the Coach and customer experience, help them understand our business model, get them engaged in opportunities to learn and increase empathy across functional teams.
Recognition is another key component of our culture. Our #AcedIt program provides team members and people leaders a platform to recognize excellent work that supports our business strategy and applaud behaviors that reinforce our cultural values. We believe fostering a sense of gratitude is a key component to nurturing strong relationships and building tight-knit communities. Our #AcedIt program allows for both social and point-based recognition as well as celebrates team members for achieving important milestones in service.
Diversity is one of Medifast’s Core Values and an important part of our culture. As an organization, we are committed to generating an open dialog with our team members as well as improving our learning on how we can foster a more inclusive work environment that enables all our team members to have a voice. On a regular basis, we deploy pulse surveys after significant events or programs so that we can gain a deeper understanding of how we can better serve our team members’ needs, ensure we are staying aligned with our mission and gauge our team members’ understanding of our company strategy and goals. In 2022, we launched a listening initiative, “The Loop”, which is enabled by a technology platform that allows us to promote communication transparency and monitor and improve our organizational health. This tool empowers our team leaders to review their employee engagement results and facilitate candid conversations to shape and improve the work experience of their teams.

Annually we repeat leadership training for our senior leaders to foster inclusive leadership and build their leadership toolkits as they foster diversity and inclusion among their teams. Our Culture Club program, established in 2020, gives team members from any part of our company, whether onsite, hybrid or fully remote, the opportunity to come together to connect, build bonds and learn together in a virtual environment. Culture Club covers a learning topic typically related to our culture or ways of working, and always includes a fun element to give team members a moment to relax and deepen bonds.
Nurturing growth and learning are also key elements of our culture. In 2022, we began to pilot a new learning management system to provide team members access to online courses aligned to their development plans. In progress is a Culture Journey learning path to further integrate an understanding of our culture journey for new team members. We also revamped our Mentoring program which is open to all employees. The Mentoring program gives team members an opportunity to learn, reflect and build connections with other leaders in the organization. It also provides an opportunity for peer mentoring through a cohort model. Lastly, within our Supply Chain we piloted a shadow program called Level Up to create opportunities for our supply chain team members to be cross trained in other areas of the supply chain and learn new skills. This program is geared towards enabling greater sponsorship of junior talent and an increase of internal mobility.
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
We say to our team members, wellness is not just what we do, it’s who we are. Our commitment to being a best-in-class wellness company starts with providing team members equal access to all our programs. It also means ensuring that the programs we are providing truly work for our team members. To support health and wellness among our employee population, we established a Wellness Committee that oversees a host of programming throughout the year to integrate healthy habits into the lives of our team members. We offer incentives through our newly launched Wellness platform, LiveWell, for taking on a step challenge, doing a biometric screening or attending a wellness event among a host of other activities. As our team members earn points in LiveWell, they can be transferred and redeemed through our #AcedIt recognition program each year. By leveraging LiveWell, all our team members can take advantage of not only our wellness incentives, but also helpful resources to aid in their personal health journey. In 2022, we have also updated our Hybrid Playbook and now call it our Work Playbook. Our Work Playbook enables our team members to integrate work principles aligned to our culture that will help us optimize, productivity, accountability, flexibility and wellbeing. The Work Playbook is a tool used to empower our team members to do their best work while sustaining strong collaboration, trust and effectiveness. We will continue to listen and adjust our plans as we continue on our hybrid work journey.
In addition to our team members, our business also depends on our independent contractor OPTAVIA Coaches. They support our customers and market our products and services primarily through word of mouth, email and via social media channels such as Facebook, Instagram, Twitter and video conferencing platforms. Our OPTAVIA Coaches help customers adopt healthy habits and learn the benefits of OPTAVIA products, which are shipped directly to customers. For more information about our OPTAVIA Coaches, see the Summary section of Item 1. Business.
INFORMATION SYSTEMS & TECHNOLOGY
Our websites use commercially developed software which are hosted by data center colocation and cloud service providers. The hosting facilities provide carrier-diverse network connectivity, information security technologies, redundant and emergency power, fire prevention and control, and physical security. We continuously monitor our information systems and infrastructure. Redundant carrier-diverse networks are also used to interconnect our corporate locations. SSAE 18 compliance of key service organizations is evaluated annually by reviewing relevant System and Organization Controls (SOC) reports. Where applicable, service provider PCI-DSS compliance is also reviewed annually.
A variety of information security methods are used to protect confidential customer and corporate data against unauthorized access, including periodic network and website vulnerability/penetration testing. Network intrusion detection and prevention technologies are in use to alert and mitigate unauthorized access and distributed denial of service attacks. Industry standard multi-factor authentication solutions and encryption methods are used to protect customer and corporate data in transit and at rest.
As our operations grow in both size and scope, we will continue to improve and upgrade our information systems and infrastructure while maintaining their reliability and integrity.

INTELLECTUAL PROPERTY
Products manufactured by and programs marketed by the Company are sold under their own trademarks and trade names. Our policy is to protect our products and programs through trademark registrations both in the United States and in significant international markets. The Company carefully monitors trademark use and strongly promotes enforcement and protection of all of its trademarks.
AVAILABLE INFORMATION
Our principal office is located at 100 International Drive, 18th Floor, Baltimore, Maryland 21202. Our telephone number at this office is (410) 581-8042. Our corporate website is http://www.medifastinc.com. All periodic and current reports, registration statements, code of conduct and other material that we are required to file with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available free of charge through our investor relations page at https://ir.medifastinc.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Report.
The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file such information electronically with the SEC.
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
Risks Related to Our Business
Global economic conditions, including inflation and supply chain disruptions, could continue to adversely affect our operations.

General global economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced significant inflationary pressures in fiscal year 2022 and inflation rates in the U.S., as well as in other countries in which we operate, are currently expected to continue at elevated levels for the near-term. In addition, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world.
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
Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumer sales. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. Any adverse rulings or legal actions could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. For example, in 2016, the FTC entered into a settlement with another multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, the FTC has indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance.
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
We could also be subject to challenges by private parties in civil actions. We are aware of recent civil actions against other companies in the United States that use a direct selling model, which have and may in the future result in significant legal costs. Allegations against companies that use a multi-level marketing strategy in various markets have also created intense public scrutiny of companies in the direct selling industry. Similarly, the FTC continues to scrutinize multi-level marketers. In 2020, the FTC sent out letters warning multi-level marketing companies to remove and address claims that they or their participants made about their products' ability to treat or prevent COVID-19 or provide earnings for people who have recently lost income. All of these actions and any future scrutiny of us or the direct selling industry could generate negative publicity or further regulatory actions that could result in fines, restrict our ability to conduct our business, enter into new markets, and ultimately attract customers.
We have experienced rapid growth and expect our growth to continue, which could place significant strain on our management, systems, resources, and results of operations.
We have experienced rapid growth and development in a relatively short period of time and expect to continue growth in the future. For example, we generated revenue of $1.599 billion in 2022, $1.526 billion in 2021, $934.8 million in 2020 and $713.7 million in 2019 representing year-over-year increases of 4.8% in 2022, 63.2% in 2021 and 31.0% in 2020. Our rapid growth places significant demands on our management and our administrative, logistical, operational and financial infrastructure.
We cannot assure you that we will be able to successfully optimize our distribution center network, including our network of third-party manufacturers, or open new distribution centers in new or existing markets if needed to accommodate or facilitate growth or that certain of our distribution centers will not have, or continue to have, operational challenges. Our ability to compete effectively and to manage future growth, if any, will depend on our ability to maximize operational efficiencies across our distribution center network, to implement and improve on a timely basis operational, financial and management information systems, including our warehouse management systems, and to expand, train, motivate and manage our work force. We cannot assure you that our existing personnel, systems, procedures, controls, or third-party manufacturer partners will be adequate to support the future growth of our operations.

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
We rely on third-party manufacturers to supply a majority of the food and other products we sell. If we are unable to obtain a sufficient quantity, quality and variety of foods and other products from these manufactures in a timely and low-cost manner, we will be unable to fulfill our customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage our reputation and the value of our brands. We also rely on third-parties to distribute and deliver our products.
Therefore, it is critical that we maintain good relationships with our manufacturers and third parties that distribute and deliver our products. The services we require from these parties may be disrupted due to a number of factors associated with their businesses, including the following:
•public health crises, such as pandemics and epidemics, including the COVID-19 pandemic;
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
We manufacture and produce a portion of our products, which account for approximately 20% of our total unit sales, at our manufacturing facility in Owings Mills, Maryland. As a result, we are dependent upon the uninterrupted and efficient operation of our sole manufacturing facility in Owings Mills, Maryland. The operations at this facility may be disrupted by a number of factors, including the following:
•public health crises, such as pandemics and epidemics, including the COVID-19 pandemic;
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
Our OPTAVIA Coaches are independent contractors and, accordingly, we are not in a position to provide the same level of oversight as we would if these OPTAVIA Coaches were our own employees. As a result, there can be no assurance that our OPTAVIA Coaches will comply with our policies and procedures. Additionally, most of our OPTAVIA Coaches do not have extensive training or certification in nutrition, diet or health fields and have only undergone the education they receive from us. We may be subject to claims from our customers alleging that our OPTAVIA Coaches lack the qualifications necessary to provide proper advice regarding weight loss and related topics. We may also be subject to claims that our OPTAVIA Coaches have provided inappropriate advice or have inappropriately referred or failed to refer customers to health care providers for matters other than weight loss. Such claims could result in lawsuits, damage to our reputation and divert management’s attention from our business, which would adversely affect our business.
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
Our business depends on the effectiveness of our advertising and marketing programs, including the strength of the Company's and our OPTAVIA Coaches’ social media presence, to attract and retain customers. Use of social media may materially and adversely affect our reputation or subject us to fines or other penalties, and restrictions on the use of or access to social media may adversely impact sales of our products and services.
Our business success depends on our ability to attract and retain customers. Our ability to attract and retain customers depends significantly on the effectiveness of our OPTAVIA Coaches’ advertising and marketing practices. Our OPTAVIA Coaches support our customers and market our products and services primarily through word of mouth, email and via social media channels such as Facebook, Instagram, Twitter and video conferencing platforms. If their advertising and marketing campaigns do not generate a sufficient number of customers, our business, financial condition and results of operations will be adversely affected.
We and our OPTAVIA Coaches, as well as social media influencers or other brand ambassadors that we may utilize from time to time, use email and social media platforms as a means of communicating with customers. We use digital marketing, social media, and email marketing, among other means, to attract and retain customers. Unauthorized or inappropriate use of these channels could result in harmful publicity or negative consumer experiences, which could have an adverse impact on the effectiveness of our marketing through these channels. In addition, the rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. Negative or false commentary about us may be posted on social media platforms or similar devices at any time and may harm our business, brand, reputation, Coaches, financial condition, and results of operations, regardless of the information’s accuracy.
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
In addition, as we continue to expand our presence domestically and internationally, we, our OPTAVIA Coaches and customers may face more restrictions and increasingly complex regulations on free use and access to social media platforms. Restrictions on the use of or access to social media, especially in foreign countries that impose stricter regulations around free speech, access to independent news or citizens’ use of foreign communications tools deemed harmful to political or economic interests, may adversely impact sales of our products and services. Even where the restrictions on social media or censorship are narrowly tailored or targeted, the ability of our OPTAVIA Coaches to reach new customers or our ability to grow our OPTAVIA Coaches in those markets may be adversely affected and our results of operations and financial condition could suffer.
Human Capital Risks
The success of our business is dependent on our ability to maintain and grow our network of OPTAVIA Coaches.
OPTAVIA Coaches are subject to high turnover and we depend on our network of OPTAVIA Coaches to continually grow their businesses by attracting, training and motivating new OPTAVIA Coaches. We consider our number of active earning OPTAVIA Coaches and average quarterly revenue per active earning OPTAVIA Coach to be key indicators of our financial performance and condition. As of December 31, 2022, the Company had 60,900 total active earning OPTAVIA Coaches. The failure to provide the business essentials and competitive compensation necessary to motivate OPTAVIA Coaches to grow their businesses will adversely affect our future growth and operating results. The growth and sustainability of our network of OPTAVIA Coaches is also subject to risks which may be outside of our control. These include:
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

Existing, proposed or new data privacy legislation and regulations, including interpretations thereof, could also significantly affect our business. For example, data protection and privacy laws have been enacted by the U.S. federal and state governments, including the California Privacy Rights Act, which became effective on January 1, 2023 and replaced the previously established California Consumer Privacy Act (CCPA) and other relevant statutes. These laws typically impose significant penalties for non-compliance. Further, a significant number of states require that customers be notified if a security breach results in the disclosure of their personal financial account or other information. Additional states and governmental entities are considering such “notice” laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach and such notice or public disclosure is required in the future, our reputation and our business may be harmed. The effects of these new and evolving laws, regulations, and other obligations potentially are far-reaching and may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In addition, if we choose to continue expanding our business internationally in the future we may be subject to international privacy, data protection, consumer protection and other laws and regulations, which in some cases are more restrictive than those in the United States. For example, the European Union traditionally has imposed stricter obligations under such laws than the United States. Consequently, any future expansion of our international operations may require changes to the ways we collect and use consumer information. In the ordinary course of our business, we collect and utilize proprietary and customer information and data. As a result, we have developed systems that are designed to protect consumer information and prevent fraudulent transactions and other security breaches. Privacy concerns among prospective and existing customers regarding our use of such information or data collected on our website or through our services and products, such as weight management information, financial data, email addresses and home addresses, could keep them from using our website or purchasing our services or products. We currently face certain legal obligations regarding the manner in which we treat such information and data. Businesses have been criticized by privacy groups and governmental bodies for their use and handling of such information and data. We rely on third-party software products to secure our credit card transactions. Failure to prevent or mitigate fraudulent payment transactions or security breaches or changes in industry standards or regulations may adversely affect our business and operating results or cause us to lose our ability to accept credit cards as a form of payment and result in chargebacks of fraudulently charged amounts. Furthermore, widespread credit card fraud may lessen our customers’ willingness to purchase our products on our website.
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
•public health crises, such as pandemics and epidemics, including the COVID-19 pandemic;
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
Other aspects of our industry are also subject to government regulation. For example, the labeling and distribution of food products, including dietary supplements, are subject to strict USDA and FDA requirements and food manufacturers are subject to rigorous inspection and other requirements of the USDA and FDA, and companies operating in foreign markets must comply with those countries’ requirements for proper labeling, controls on hygiene, food preparation and other matters. If federal, state, local or foreign regulation of our industry increases for any reason, then we may be required to incur significant expenses, as well as modify our operations to comply with new regulatory requirements, which could harm our operating results. Additionally, remedies available in any potential administrative or regulatory actions may include product recalls and require us to refund amounts paid by all affected customers or pays other damages, which could be substantial.
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
The Company declared a dividend of $1.64 per share on December 8, 2022, to stockholders of record as of December 20, 2022, that was paid on February 7, 2023. We intend to continue paying a quarterly dividend to our stockholders for the foreseeable future, subject to long term cash flow needs, including capital spend needs and overall macroeconomic conditions. Our Board of Directors periodically reviews our quarterly dividend to ensure that it is in the best interest of our stockholders and is in compliance with all applicable laws and agreements. Future dividends may also be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions; legal risks; any stock repurchase programs; changes in federal and state income tax laws or corporate laws; changes to our business model; and interest and principal payments required by indebtedness that we may incur in the future. Our dividend payments may change from time to time, and we cannot provide any assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
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
General Risk Factors
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company leases office space in Baltimore, Maryland which serves as our corporate headquarters. The corporate headquarters’ lease expires in February 2026. In January 2020, the Company entered into a lease for a satellite office in Lehi, Utah. The satellite office lease expires in October 2023. In May 2021, the Company entered into a lease for our product innovation research center in Owings Mills, Maryland. The product innovation research center lease expires in February 2029.
The Company owns a 49,000 square-foot manufacturing facility in Owings Mills, Maryland, and a 119,000 square-foot distribution facility in Ridgley, Maryland. The Company outsources domestic distribution centers in Reno, Nevada, and Haltom City, Texas. In April 2021, the Company entered into a lease for a distribution center in Havre De Grace, Maryland. The distribution center lease expires in August 2026. In addition, the Company outsources an international distribution center in Hong Kong.
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
Holders
There were approximately 76 record holders of the Company’s common stock as of February 13, 2023. This number does not include beneficial owners of our securities held in the name of nominees.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance under our equity compensation plans, which information is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchases of common stock for the three months ended December 31, 2022:

2022	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	94	$110.98	—	1,407,905
November 1 - November 30	18,283	120.26	18,283	1,389,622
December 1 - December 31	35,789	117.30	35,789	1,353,833
____________________
(1)Also included are shares of common stock surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock previously granted to such employees and directors.
(2)At the outset of the quarter ended December 31, 2022, there were 1,407,905 shares of the Company's common stock eligible for repurchase under the repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
As of December 31, 2022, there were 1,353,833 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.
Performance Graph
The following line graph compares the yearly percentage change in the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) for the last five fiscal years to that of the Standard & Poor’s 600 Consumer Staples Index and the Company’s selected peer group. The 2021 Peer Group included 1-800-flowers.com Inc., Blue Apron Holdings Inc., Duluth Holdings Inc., Farmer Brothers Company, Herbalife Nutrition Ltd., Inter Parfums Inc., Nature’s Sunshine Products Inc., Nu Skin Enterprises Inc., Simply Good Foods Co., Tupperware Brands Corp., USANA Health Sciences Inc., WW International, Inc., The Hain Celestial Group, Inc., Edgewell Personal Care Company, Belling Brands, Inc. and Beyond Meat, Inc. The 2022 Peer Group includes the 2021 Peer Group with the exception of Belling Brands, Inc. and Beyond Meat.

	2018	2019	2020	2021	2022
Medifast, Inc.	$182.11	$164.38	$306.04	$334.69	$193.08
Benchmarking Peer Group	110.77	111.40	128.69	134.66	98.44
S&P 600 Consumer Staples	95.14	111.22	123.61	159.21	148.91
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
Revenue is recognized when control of the promised products is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those products. When determining whether the customer has obtained control of the products, we consider any future performance obligations.
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
Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a point in time accounted for substantially all of our revenue for the years ended December 31, 2022, 2021 and 2020. Revenue on these contracts is recognized when the obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control upon receipt of products by our customers. Any consideration received prior to the fulfillment of the Company’s performance obligation is deferred and recognized as a liability.
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
BACKGROUND
Medifast is the global company behind one of the fastest-growing health and wellness communities, OPTAVIA, which offers Lifelong Transformation, One Healthy Habit at a Time. Reflecting the success of our holistic approach to health and wellness, we have consistently grown revenue over the past five years. Of equal importance, we expect our differentiated direct-to-consumer business model to continue to deliver growth in the long-term. Medifast has redefined direct selling by combining the best aspects of the model, while eliminating those dimensions that have typically challenged other companies. Medifast is often compared to diet and weight loss-only companies or to multi-level marketing companies, but our model is very different. The Company supports customers through independent OPTAVIA Coaches, the majority of whom were customers first. Our product sales accounted for approximately 97.2%, 98.0% and 98.0% of our revenues in each of 2022, 2021, and 2020, respectively.
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
Our OPTAVIA business unit accounted for approximately 100%, 99.9%, and 98% of our revenues in 2022, 2021 and 2020, respectively. We have operated and reported as a single sales segment, OPTAVIA, since 2018. The Company completed the sunset of the Medifast Direct channel and Medifast-branded product line in 2021. By maintaining our commitment to building capabilities in the areas that matter most to our OPTAVIA Coaches and customers within the OPTAVIA channel, we believe we will enhance our ability to further grow our business over the next several years, enabling robust revenue growth while also maintaining our profitability in the long-term.

CONSOLIDATED RESULTS OF OPERATIONS - 2022 COMPARED TO 2021
The following table reflects our consolidated statements of income for the years ended December 31, 2022 and 2022 (in thousands, except percentages):

	2022	2021	$ Change	% Change

Revenue	$1,598,577	$1,526,087	$72,490	4.8%
Cost of sales	458,163	398,490	(59,673)	(15.0)%
Gross Profit	1,140,414	1,127,597	12,817	1.1%

Selling, general, and administrative	955,608	911,356	(44,252)	(4.9)%

Income from operations	184,806	216,241	(31,435)	(14.5)%

Other (expense) income
Interest (expense) income	(701)	(231)	(470)	(203.7)%
Other (expense) income	(46)	119	(165)	(139.0)%
	(747)	(112)	(635)	(566.7)%

Income before provision for income taxes	184,059	216,129	(32,070)	(14.8)%

Provision for income taxes	40,491	52,098	11,607	22.3%

Net income	$143,568	$164,031	$(20,463)	(12.5)%

% of revenue
Gross Profit	71.3%	73.9%
Selling, general, and administrative	59.8%	59.7%
Income from Operations	11.6%	14.2%

Revenue: Revenue increased $72.5 million, or 4.8%, to $1.599 billion in 2022 from $1.526 billion in 2021. The year-over-year growth in revenue was primarily driven by an increase in the number of active earning OPTAVIA Coach count and higher productivity per active earning OPTAVIA Coach through the first two quarters of the year, as well as a pricing adjustment in December 2021 in which the Company increased prices for most of its products by an average of 3.5%. The average revenue per active earning OPTAVIA Coach decreased 12.4% to $5,538 for the three months ended December 31, 2022 from $6,321 for the three months ended December 31, 2021. Decrease in the revenue per active earning OPTAVIA Coach for the quarter was driven by headwinds in customer acquisition rates through the fourth quarter. This is partially a result of the changing economic environment as customers continue to recalibrate spending in the current inflationary environment.
Costs of Sales: Cost of sales increased $59.7 million, or 15.0%, to $458.2 million in 2022 from $398.5 million in 2021. This increase in cost of sales was primarily driven by an increase in OPTAVIA product sales, higher product costs and shipping costs resulting from inflation in raw materials, freight and labor costs, and the restructuring of certain external manufacturing agreements to optimize our supply chain for 2023.
Non-GAAP adjusted cost of sales were $446.0 million for 2022, an increase of $47.5 million, or 11.9%, as compared to $398.5 million for 2021. Non-GAAP adjusted cost of sales excludes expenses in connection with the restructuring of certain external manufacturing agreements of $12.2 million for 2022. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Gross Profit: In 2022, gross profit increased $12.8 million, or 1.1%, to $1.140 billion from $1.128 billion in 2021. The increase in gross profit was primarily attributable to higher revenue partially offset by increased cost of sales. As a percentage of sales, gross profit decreased 2.6% to 71.3% for 2022 from 73.9% for 2021. The decrease in gross margin percentage was primarily due to expenses in connection with the restructuring of certain external manufacturing agreements, a customer acquisition program, which ran from late March to early May in 2022, and the result of higher product and shipping costs resulting from inflation in raw ingredient, freight and labor costs outpacing pricing adjustments.
Non-GAAP adjusted gross profit was $1.153 billion for 2022, an increase of $25.0 million, or 2.2%, as compared to $1.128 billion for 2021.
Selling, General and Administrative: Selling, general and administrative (“SG&A”) expenses were $955.6 million in 2022, an increase of $44.2 million, or 4.9%, as compared to $911.4 million in 2021. As a percentage of sales, SG&A expenses were 59.8% for 2022 as compared to 59.7% for 2021. SG&A expenses included research and development costs of $4.5 million and $4.4 million for 2022 and 2021, respectively, in connection with the development of new products and programs and clinical research activities. The increase in cost also included donations made to support the Ukraine relief effort, incremental costs related to OPTAVIA Coach compensation expense and credit card fees resulting from higher sales, and continued investment in information technology.
Non-GAAP adjusted SG&A expenses were $936.6 million for 2022, an increase of $25.2 million, or 2.8%, as compared to $911.4 million for 2021. Non-GAAP adjusted SG&A expenses exclude expenses in connection with donations made to support to Ukrainian relief effort of $19.0 million for 2022. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
The total number of active earning OPTAVIA Coaches for the three months ended December 31, 2022 increased to 60,900 from 59,800 for the corresponding period in 2021, an increase of 1.8%.
Income from operations: Income from operations in 2022 decreased $31.4 million to $184.8 million from $216.2 million in 2021 primarily as a result of increased SG&A expenses partially offset by increased gross profit. Income from operations as a percentage of sales decreased to 11.6% for 2022 as compared to 14.2% for 2021 due to the factors described above in the explanations from gross profit and SG&A expenses.
Non-GAAP adjusted income from operations in 2022 decreased to $216.0 million from $216.2 million in 2021. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Provision for income taxes: For 2022, the Company recorded $40.5 million in income tax expense, an effective tax rate of 22.0%, as compared to $52.1 million in income tax expense and an effective tax rate of 24.1%, for 2021. The decrease in the effective tax rate for 2022 as compared to 2021 was primarily driven by an increase in the charitable contribution benefit of 2.3% and a reduction in the limitation for executive compensation of 0.4%, partially offset by a decrease in the stock compensation benefit of 0.8%.
Non-GAAP adjusted income tax provision was $51.8 million for 2022, an effective tax rate of 24.1% for both 2022 and 2021. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Net income: Net income was $143.6 million, or $12.73 per diluted share, in 2022 as compared to $164.0 million, or $13.89 per diluted share, in 2021. The period-over-period changes were driven by the factors described above in the explanations from operations.
Non-GAAP adjusted net income was $163.4 million or $14.49 per diluted share for 2022 as compared to $13.89 per diluted share for 2021. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Additionally, refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2021 compared to fiscal year 2020.
Non-GAAP Financial Measures
In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in this quarterly report, our quarterly earnings press release and other public disclosures. The following GAAP financial measures have been presented on an as-adjusted basis: cost of sales, gross profit, SG&A expenses, income from operations, other expense, provision for income taxes, net income and diluted earnings per share. Each of these as-

adjusted financial measures excludes the impact of certain amounts related to our donations to support the Ukrainian relief effort and costs of restructuring of certain external manufacturing agreements, as further identified below and have not been calculated in accordance with GAAP. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is included below. These non-GAAP financial measures are not intended to replace GAAP financial measures.
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
The following tables reconcile the non-GAAP financial measures included in this report (in thousands, except per share amounts):

	Year Ended December 31, 2022
	GAAP	Donation Adjustments	Restructuring of External Manufacturing Agreements	Non-GAAP
Cost of sales	$458,163	$—	$(12,195)	$445,968
Gross profit	1,140,414	—	12,195	1,152,609
Selling, general, and administrative	955,608	(18,986)	—	936,622
Income from operations	184,806	18,986	12,195	215,987
Other expense	(747)	—	—	(747)
Provision for income taxes	40,491	8,544	2,744	51,779
Net income	143,568	10,442	9,451	163,461
Diluted earnings per share (1)	12.73	0.93	0.84	14.50

	Year Ended December 31, 2021
	GAAP	Donation Adjustments	Restructuring of External Manufacturing Agreements	Non-GAAP
Cost of sales	$398,490	$—	$—	$398,490
Gross profit	1,127,597	—	—	1,127,597
Selling, general, and administrative	911,356	—	—	911,356
Income from operations	216,241	—	—	216,241
Other expense	(112)	—	—	(112)
Provision for income taxes	52,098	—	—	52,098
Net income	164,031	—	—	164,031
Diluted earnings per share (1)	13.89	—	—	13.89
(1) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.
Liquidity and Capital Resources
The Company had stockholders’ equity of $155.0 million and working capital of $81.9 million at December 31, 2022 compared with $202.5 million and $137.0 million at December 31, 2021. The $47.4 million net decrease in stockholders’ equity reflects $143.6 million in net income for 2022 offset by $126.4 million spent on repurchases of common stock and $74.0 million for dividends paid to holders of our common stock as well as the other equity transactions described in the Consolidated Statements of Changes in Stockholders’ Equity included in our consolidated financial statements included in this report. The Company declared a quarterly dividend of $1.64 per share on December 8, 2022, to stockholders of record as of December 20, 2022 that was paid on February 7, 2023. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the declaration and payment of dividends. The Company’s cash, cash equivalents and investment securities decreased to $87.7 million at December 31, 2022 from $109.5 million at December 31, 2021.
Net cash provided by operating activities increased $100.0 million to $194.6 million for 2022 from $94.5 million for 2021 primarily as a result of a net $109.3 million of changes in operating assets and liabilities partially offset by a $9.3 million decrease in net income and adjustment to reconcile net income to cash provided by operating activities. The increase from changes in operating assets and liabilities was primarily due to a $187.8 increase in the change in inventories partially offset by a $91.9 million decrease in the change in accounts payable and accrued expenses. We decreased our inventory purchases in 2022 to align with sales demand in the latter part of 2022. Accounts payable and accrued expenses decreased due to the timing of payments.
Net cash used in investing activities was $11.4 million for 2022 as compared to $29.1 million for 2021. This year-over-year change resulted primarily from a $17.5 million decrease in cash used in capital expenditures for 2022 as compared to 2021. Cash used in capital expenditures for 2022 expanded our technology and supply chain capabilities to support our planned growth.
Net cash used in financing activities increased $74.4 million to $199.6 million for 2022 from $125.1 million for 2021. This increase was primarily due to a $70.4 million increase in stock repurchases and a $7.8 million increase in cash dividends paid to stockholders, partially offset by a $4.6 million decrease in net shares repurchased for taxes.
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
On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. On May 31, 2022, the Credit Agreement was amended to increase the borrowing capacity and convert the interest rate to be based on SOFR, from LIBOR (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $225.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. The Amended Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Amended Credit Agreement contains affirmative and negative covenants customarily applicable to credit facilities. As of December 31, 2022, the Company had no borrowings under the credit facility and was in compliance with all of its debt covenants.
Contractual Obligations and Commercial Commitments
The Company had the following contractual obligations as of December 31, 2022 (in thousands):

	2023	2024 - 2025	2026 - 2027	Thereafter	Total
Operating leases (a)	$6,243	$11,518	$6,713	$2,858	$27,332
Unconditional purchase obligations (b)	121,710	91,670	2,141	129	215,650
Total contractual obligations	127,953	103,188	8,854	2,987	242,982
____________________
(a)The Company has operating leases in place for leased corporate offices, warehouses, and certain equipment.
(b)The Company has unconditional purchase obligations primarily for inventories, outsourced information technology and Coach events.
INFLATION
During 2022, the Company's business experienced a certain amount of inflation impact on raw ingredient, freight and supply chain labor. As a result, the Company increased prices for most of its products by an average of approximately 4.5% in November 2022. The Company previously increased sales prices in December 2021 by an average of approximately 3.5%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes. The Company does not hold any municipal bonds or United States money market securities as of December 31, 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Medifast, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Medifast, Inc.’s and its subsidiaries (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements of the Company and our report dated February 21, 2023 expressed an unqualified opinion.
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
February 21, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Medifast, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Medifast, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 21, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Baltimore, Maryland
February 21, 2023

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2022, 2021 and 2020
(U.S. dollars in thousands, except per share amounts & dividend data)

	2022	2021	2020

Revenue	$1,598,577	$1,526,087	$934,842
Cost of sales	458,163	398,490	237,027
Gross profit	1,140,414	1,127,597	697,815

Selling, general, and administrative	955,608	911,356	563,656

Income from operations	184,806	216,241	134,159

Other (expense) income
Interest (expense) income	(701)	(231)	246
Other (expense) income	(46)	119	(140)
	(747)	(112)	106

Income before provision for income taxes	184,059	216,129	134,265

Provision for income taxes	40,491	52,098	31,406

Net income	$143,568	$164,031	$102,859

Earnings per share - basic	$12.82	$14.01	$8.74

Earnings per share - diluted	$12.73	$13.89	$8.68

Weighted average shares outstanding
Basic	11,195	11,705	11,771
Diluted	11,276	11,813	11,850

Cash dividends declared per share	$6.56	$5.68	$4.52
The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2022, 2021 and 2020
(U.S. dollars in thousands)

	2022	2021	2020

Net income	$143,568	$164,031	$102,859
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(67)	112	(21)
Unrealized (losses) gains on investment securities	(20)	(42)	37
Other comprehensive (loss) income	(87)	70	16

Comprehensive income	$143,481	$164,101	$102,875

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2022 and 2021
(U.S. dollars in thousands, except par value)

	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$87,691	$104,183
Inventories	118,856	180,043
Investment securities	—	5,361
Income taxes, prepaid	—	945
Prepaid expenses and other current assets	16,237	16,334
Total current assets	222,784	306,866

Property, plant and equipment - net of accumulated depreciation	57,185	56,131
Right-of-use assets	18,460	24,457
Other assets	12,456	6,468
Deferred tax assets	5,328	4,404

TOTAL ASSETS	$316,213	$398,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$134,690	$163,309
Income taxes payable	428	—
Current lease obligations	5,776	6,523
Total current liabilities	140,894	169,832

Lease obligations, net of current lease obligations	20,275	26,020
Total liabilities	161,169	195,852

Commitments (Note 12)

Stockholders' Equity
Common stock, par value $.001 per share: 20,000 shares authorized;
10,928 and 11,594 issued and 10,873 and 11,593 outstanding
at December 31, 2022 and December 31, 2021, respectively	11	12
Additional paid-in capital	21,555	12,018
Accumulated other comprehensive income	24	111
Retained earnings	139,852	190,333
Less: treasury stock at cost, 54 and 0 shares at December 31, 2022 and December 31, 2021, respectively	(6,398)	—
Total stockholders' equity	155,044	202,474

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$316,213	$398,326

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022, 2021 and 2020
(U.S. dollars in thousands)

	2022	2021	2020

Operating Activities
Net income	$143,568	$164,031	$102,859
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	10,980	6,812	4,316
Non-cash lease expense	6,098	5,069	3,189
Share-based compensation	11,053	9,903	6,796
Loss on sale or disposal of property, plant and equipment	2,130	2	212
Amortization of premium on investment securities	14	89	320
Deferred income taxes	(924)	(3,715)	601
Change in operating assets and liabilities:
Inventories	61,187	(126,651)	(4,621)
Income taxes	1,373	(945)	5,169
Prepaid expenses and other current assets	97	(9,887)	1,086
Other assets	(3,412)	(4,543)	(2,741)
Accounts payable and accrued expenses	(37,594)	54,380	28,010
Net cash flow provided by operating activities	194,570	94,545	145,196

Investing Activities
Sale and maturities of investment securities	5,267	5,145	4,605
Purchase of property and equipment	(16,681)	(34,209)	(5,887)
Net cash flow used in investing activities	(11,414)	(29,064)	(1,282)

Financing Activities
Options exercised by executives and directors	—	811	1,597
Net shares repurchased for taxes	(1,516)	(6,089)	(551)
Cash dividends paid to stockholders	(71,620)	(63,856)	(53,190)
Stock repurchases	(126,445)	(55,999)	(5,000)
Net cash flow used in financing activities	(199,581)	(125,133)	(57,144)

Foreign currency impact	(67)	112	(21)

(Decrease) Increase in cash and cash equivalents	(16,492)	(59,540)	86,749
Cash and cash equivalents - beginning of the period	104,183	163,723	76,974
Cash and cash equivalents - end of period	$87,691	$104,183	$163,723

Supplemental disclosure of cash flow information
Income taxes paid	$37,212	$56,758	$24,636
Dividends declared included in accounts payable	$19,641	$17,186	$13,831

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2022, 2021 and 2020
(U.S. dollars in thousands)

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance, January 1, 2020	12,272	$12	$—	$25	$168,788	$(63,993)	$104,832

Net income	—	—	—	—	102,859	—	102,859
Share-based compensation	17	—	6,796	—	—	—	6,796
Options exercised by executives and directors	28	—	1,597	—	—	—	1,597
Net shares repurchased for taxes	(6)	—	(551)	—	—	—	(551)
Treasury stock from stock repurchases	—	—	—	—	—	(5,000)	(5,000)
Treasury stock retired from stock repurchases	(489)	—	—	—	(63,993)	63,993	—
Other comprehensive income	—	—	—	16	—	—	16
Cash dividends declared to stockholders	—	—	—	—	(53,303)	—	(53,303)

Balance, December 31, 2020	11,822	$12	$7,842	$41	$154,351	$(5,000)	$157,246

Net income	—	—	—	—	164,031	—	164,031
Share-based compensation	55	—	9,454	—	142	—	9,596
Options exercised by executives and directors	29	—	811	—	—	—	811
Net shares repurchased for taxes	(28)	—	(6,089)	—	—	—	(6,089)
Treasury stock from stock repurchases	—	—	—	—	—	(55,999)	(55,999)
Treasury stock retired from stock repurchases	(284)				(60,999)	60,999	—
Other comprehensive income	—	—	—	70	—	—	70
Cash dividends declared to stockholders	—	—	—	—	(67,192)	—	(67,192)

Balance, December 31, 2021	11,594	$12	$12,018	$111	$190,333	$—	$202,474

Net income	—	—	—	—	143,568	—	143,568
Share-based compensation	20	—	11,053	—	—	—	11,053
Net shares repurchased for taxes	(9)	—	(1,516)	—	—	—	(1,516)
Treasury stock from stock repurchases	—	—	—	—	—	(126,445)	(126,445)
Treasury stock retired from stock repurchases	(677)	(1)	—	—	(120,047)	120,047	(1)
Other comprehensive income	—	—	—	(87)	—	—	(87)
Cash dividends declared to stockholders	—	—	—	—	(74,002)	—	(74,002)

Balance, December 31, 2022	10,928	$11	$21,555	$24	$139,852	$(6,398)	$155,044
The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022, 2021, and 2020
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
Medifast sells a variety of weight loss, weight management and healthy living products all based on our proprietary formulas under the OPTAVIA, Optimal Health by Take Shape for Life, and Flavors of Home® brands. The Company’s product line includes more than 65 consumable options, including, but not limited to, bars, bites, pretzels, puffs, cereal crunch, drinks, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups. Medifast’s nutritional products are formulated with high-quality ingredients. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.
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
Cash and Cash Equivalents - Cash and cash equivalents consist of cash on deposit in financial institutions, institutional money funds and other short-term investments with a maturity of 90 days or less at the time of purchase. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $7.4 million as of December 31, 2022, and $12.2 million as of December 31, 2021.
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

The Company donated inventory with an aggregate cost of $19.0 million to Ukrainian refugees and those in need in Ukraine, which is included in selling, general and administrative expenses during the year ended December 31, 2022. The donations were made to two 501(c)(3) organizations that are coordinating the distribution throughout refugee camps in Europe and in Ukraine.
The Company incurred approximately $12.2 million of costs in connection with the restructuring of certain external manufacturing agreements to optimize its supply chain, which is included in cost of sales during the year ended December 31, 2022.
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
Property, Plant, and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Building and building improvements	10 - 35 years
Leasehold Improvements (1)	Lease term
Equipment and fixtures	3 - 15 years
Software (2)	3 - 5 years
Vehicles	5 years
(1)The depreciation life for leasehold improvements is the lesser of the estimated useful life of the addition or the term of the related lease.
(2)Capitalized costs of cloud software are reported in Other assets on the balance sheet and are amortized over an estimated useful life of 3 to 5 years.
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
Revenue is recognized when control of the promised products is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those products. When determining whether the customer has obtained control of the products, we consider any future performance obligations.
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
Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a point in time accounted for substantially all of our revenue for the years ended December 31, 2022, 2021 and 2020. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control upon receipt of products by our customers. Any consideration received prior to the fulfillment of the Company’s performance obligation is deferred and recognized as a liability.

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
Advertising Costs - Advertising costs are expensed as incurred, except for the preparation, layout, design and production of advertising costs which are expensed when the advertisement is first used. They are recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income. Advertising expense, excluding broker fees, for the years ended December 31, 2022, 2021 and 2020, amounted to $1.7 million, $1.6 million and $4.4 million, respectively.
Research and Development - The Company incurs research and development costs in connection with the development of new products and programs and clinical research activities, which are expensed as incurred. They are recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income. The Company incurred $4.5 million, $4.4 million, $2.8 million in research and development expense for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Accounting Pronouncements - Adopted in 2022
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

3.INVENTORIES
Inventories consisted of the following (in thousands):

	December 31, 2022	December 31, 2021

Raw materials	$12,670	$15,196
Packaging	3,611	3,641
Non-food finished goods	8,738	15,991
Finished goods	97,675	152,687
Reserve for obsolete inventory	(3,838)	(7,472)
Total	$118,856	$180,043
4.PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Land	$565	$565
Building and leasehold improvements	25,905	23,518
Equipment and fixtures	49,260	42,708
Software	21,278	21,894
Vehicles	118	145
Property, plant and equipment - gross	97,126	88,830
Less: accumulated depreciation	(39,941)	(32,699)
Property, plant and equipment - net	$57,185	$56,131
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $7.9 million, $5.7 million and $4.1 million, respectively.
5.ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Trade payables and accrued expenses	$58,667	$70,894
OPTAVIA Coach compensation payable	23,633	28,733
Dividends payable	19,641	17,186
Accrued payroll and related taxes	13,581	24,940
Promotional sales incentive accruals	10,240	10,935
Deferred revenue	7,357	8,050
Sales tax payable	1,571	2,571
Total	$134,690	$163,309

6.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share data):

	2022	2021	2020

Numerator:
Net income	$143,568	$164,031	$102,859

Denominator:
Weighted average shares of common stock outstanding	11,195	11,705	11,771
Effect of dilutive common stock equivalents	81	108	79
Weighted average shares of common stock outstanding	11,276	11,813	11,850

Earnings per share - basic	$12.82	$14.01	$8.74

Earnings per share - diluted	$12.73	$13.89	$8.68
The calculation of diluted earnings per share excluded 0, 0 and less than 1 thousand antidilutive options outstanding for the years ended December 31, 2022, 2021 and 2020, respectively. The calculation of diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 also excluded 5 thousand, less than 1 thousand and 3 thousand antidilutive restricted stock awards, respectively.
7.EQUITY
Authorized Shares
Pursuant to the Company’s Restated and Amended Certificate of Incorporation, the Company has the authority to issue 21.5 million capital shares consisting of: (i) 20.0 million shares of common stock having a par value of $0.001 per share and (ii) 1.5 million shares of preferred stock having a par value $0.001 per share. As of December 31, 2022, there were approximately 10.9 million and 0 shares of common stock and preferred stock issued, respectively.
Issuance of Additional Common Stock
On May 18, 2017, the stockholders of the Company approved the Medifast, Inc. Amended and Restated 2012 Share Incentive Plan (the “Amended and Restated 2012 Plan”) that increased the number of shares of the Company’s common stock that may be awarded under the Amended and Restated 2012 Plan by 600 thousand, to an aggregate of 1.6 million.
Stock Repurchase Plan
The Company implemented a stock repurchase plan on September 16, 2014 (the “Stock Repurchase Plan”). On September 12, 2019, the Company's Board of Directors authorized an additional 2.0 million shares for repurchase under the Stock Repurchase Plan. The Company repurchased approximately 739 thousand and 238 thousand shares during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there were approximately 1.4 million shares of common stock remaining under the Company’s Stock Repurchase Plan. There is no guarantee as to the exact number of shares of the Company’s common stock, if any, that will be repurchased under the Stock Repurchase Plan.
8.SHARE-BASED COMPENSATION
Stock Options:
The Company has issued non-qualified and incentive stock options to employees and non-employee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of December 31, 2022 generally vest over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield is computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the years ended December 31, 2022 and 2021, the Company did not grant stock options.
The number of stock options and weighted-average exercise prices as of December 31, 2022 and 2021 are as follows:

	2022		2021
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
(awards in thousands)
Outstanding at beginning of period	32	$54.98	61	$48.19
Exercised	—	—	(29)	40.53
Forfeited	—	—	—	—
Outstanding at end of the period	32	$54.98	32	$54.98
Exercisable at end of the period	28	$52.76	23	$49.50
As of December 31, 2022, the weighted-average remaining contractual life was 51 months with an aggregate intrinsic value of $2.0 million for outstanding stock options and the weighted-average remaining contractual life was 51 months with an aggregate intrinsic value of $1.7 million for exercisable options. The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of December 31, 2022 was less than $0.1 million and is expected to be recognized over a weighted average period of 1 month. No stock options were exercised in 2022. The Company received $0.8 million and $1.6 million in cash proceeds from the exercise of stock options during the years ended December 31, 2021 and 2020, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $5.9 million and $1.5 million, respectively.
Restricted Stock:
The Company has issued restricted stock to employees and non-employee directors generally with vesting terms up to five years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. A summary of outstanding restricted stock activity as of December 31, 2022 and 2021 are as follows:

	2022		2021
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	43	$183.51	50	$116.06
Granted	38	176.60	22	264.58
Vested	(20)	156.68	(26)	116.68
Forfeited	(1)	188.60	(3)	169.47
Outstanding at end of the period	60	$187.94	43	$183.51
The Company withheld approximately 9 thousand, 22 thousand and 6 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the years ended December 31, 2022, 2021 and 2020, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2022, 2021 and 2020 was $3.5 million, $7.0 million and $3.7 million, respectively.
Market and Performance-based Share Awards:

The Company has issued market and performance-based share awards to certain key executives who were granted deferred shares and may earn between 0% and 250% of the target number depending upon both the Company's total stockholder return ("TSR") and the Company's performance against predetermined performance goals over a three-year performance period after the date of grant. Market and performance-based share awards that are tied to the Company's TSR are valued using the Monte Carlo method and recognized ratably as expense over the award's performance period. The fair value of the performance-based share awards is equal to the market price of the Company’s common stock on the date of grant adjusted by expected level of achievement over the performance period. Expense for performance-based share awards is amortized ratably over the performance period.
Share-based compensation expense is recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income. The total expenses during the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022		2021		2020
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	92	$5,167	75	$4,302	111	$3,493
Market and performance-based share awards granted in 2022	25	1,389	—	—	—	—
Performance-based share awards granted in 2021	15	2,595	15	1,986	—	—
Performance-based share awards granted in 2020	52	1,902	26	1,807	28	1,662
Performance-based share awards granted in 2019	—	—	—	1,808	17	1,641
Total share-based compensation	184	$11,053	116	$9,903	156	$6,796
The total income tax benefit recognized in the accompanying Consolidated Statements of Income for restricted stock awards was $1.2 million, $2.4 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
There was $6.2 million of total unrecognized compensation cost related to restricted stock awards as of December 31, 2022, which is expected to be recognized over a weighted-average period of 20 months. There was $6.3 million of unrecognized compensation cost related to the 92 thousand performance-based shares discussed above as of December 31, 2022, which is expected to be recognized over 21 months.
9.ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	December 31, 2022	December 31, 2021

Foreign currency translation	$24	$90
Unrealized gains on investment securities	—	21
Accumulated other comprehensive income	$24	$111

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
The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	December 31, 2022
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents	$87,691	$—	$—	$87,691	$87,691	$—

Total	$87,691	$—	$—	$87,691	$87,691	$—

	December 31, 2021
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents	$94,824	$—	$—	$94,824	$94,824	$—

Level 1:
Money market accounts	9,359	—	—	9,359	9,359	—
Government & agency securities	1,401	12	—	1,413	—	1,413
	10,760	12	—	10,772	9,359	1,413

Level 2:
Municipal bonds	3,880	9	59	3,948	—	3,948

Total	$109,464	$21	$59	$109,544	$104,183	$5,361
The Company had no realized losses or gains for the years ended December 31, 2022, 2021 and 2020.

11.INCOME TAXES
Income tax expense for the years ended December 31, 2022, 2021 and 2020 consisted of the following (in thousands):

	2022	2021	2020
Current
Federal	$35,857	$49,433	$28,520
State	5,558	6,380	2,285
Total current	41,415	55,813	30,805

Deferred
Federal	(738)	(3,424)	477
State	(186)	(291)	(77)
Foreign	—	—	201
Total deferred	(924)	(3,715)	601

Provision for income taxes	$40,491	$52,098	$31,406
The total provision for income taxes for the years ended December 31, 2022, 2021 and 2020 was $40.5 million, $52.2 million and $31.4 million, respectively. Those amounts have been allocated to the following financial statement items:

	2022	2021	2020

Income before provision for income taxes	$40,491	$52,098	$31,406
Stockholders' equity, unrealized (losses) gains on investment securities & foreign currency	(27)	66	14
Total provision for income taxes	$40,464	$52,164	$31,420

The reconciliation of the United States federal statutory tax provision to the Company’s provision for income taxes for the years ended December 31, 2022, 2021 and 2020 (in thousands, except percentages):

	2022		2021		2020
Statutory federal tax	$38,621	21.0%	$45,405	21.0%	$28,196	21.0%
State income taxes, net of federal benefit	4,635	2.5%	4,980	2.3%	1,470	1.1%
Foreign taxes
Hong Kong	75	0.0%	91	0.0%	94	0.1%
Singapore	28	0.0%	32	0.0%	107	0.1%
Share-based compensation - windfall	(26)	0.0%	(1,835)	(0.8)%	(415)	(0.3)%
Research and development and jobs credits	(819)	(0.4)%	(503)	(0.2)%	(370)	(0.3)%
Executive compensation	1,470	0.8%	2,652	1.2%	966	0.7%
Charitable donations	(4,316)	(2.3)%	—	0.0%	—	0.0%
Valuation allowance	396	0.2%	468	0.2%	1,342	1.0%
Other permanent differences	427	0.2%	808	0.4%	16	0.0%
Provision for income taxes	$40,491	22.0%	$52,098	24.1%	$31,406	23.4%
Significant components of the Company’s deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31, 2022	December 31, 2021

Reserves on inventory and sales	$1,069	$2,022
Credit and loss carryforwards	3,713	3,052
Stock compensation	2,374	420
Accrued expenses and deferred costs	5,153	4,240
Inventory capitalization	1,781	3,514
Lease obligations	5,773	7,191
Capitalized research costs	2,502	—
Charitable donations	1,862	—
Other	190	—
Valuation allowance	(2,523)	(1,904)
Total deferred tax assets	21,894	18,535

Right-of-use assets	(4,089)	(5,375)
Unrealized loss on investment securities	(23)	(6)
Prepaid expenses	(1,289)	(1,175)
Depreciation	(11,165)	(7,575)
Other	—	—
Total deferred tax liabilities	(16,566)	(14,131)

Net deferred tax assets	$5,328	$4,404

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). It amends the Internal Revenue Code to provide relief and supportive measures for taxpayers impacted by the outbreak of COVID-19 virus. The key components of the Act are as follows: eliminating taxable income limitation for certain net operating losses (“NOL”) and permitting carry back NOLs arising in 2019 , 2020 and 2021 to five prior tax years; accelerating refunds of previously generated Alternative Minimum Tax credit; increasing business interest limitation from 30 percent to 50 percent of adjusted taxable income; amending depreciation for qualified improvement property (“QIP”) to 15- year property for QIP placed in service after December 31, 2018. The Company's income tax provision provided under the CARES Act did not have a material impact on the year ended December 31, 2022, 2021 and 2020.
On August 12, 2022, the President of the United States signed into law the Inflation Reduction Act. The two primary tax implications for corporations are a 15% alternative minimum tax (“AMT”) that applies to corporations with at least one billion of pretax income and a one percent surtax on share buybacks. The AMT will not apply to the Company since the Company’s pretax income does not exceed the threshold. The one percent surtax on share repurchases will apply to the Company when it comes into force in 2023. The Company's income tax provision provided under the Inflation Reduction Act did not have a material impact on the year ended December 31, 2022.
The Company has separate state and foreign net operating loss carry forwards totaling $31.6 million that start expiring in 2029. The Company has recorded a valuation allowance for the portion of the net operating loss carry forwards which is not expected to be realized. We file income tax returns in the United States and various states and foreign jurisdictions. We are generally no longer subject to United States federal, state and local income tax examinations by tax authorities for the years before 2019.
12.LEASES AND COMMITMENTS
Operating Leases:
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of December 31, 2022 and 2021, respectively, or for the years then ended.

Our leases relating to office and warehouse space have terms of 18 months to 126 months. Our leases relating to equipment have lease terms of 24 months to 203 months, with certain of them having clauses relating to automatic renewal.
The Company’s warehouse agreements also contain non-lease components, in the form of payments towards variable logistics services and labor charges, which the Company is obligated to pay based on the services consumed by it. Such amounts are not included in the measurement of the lease liability but will be recognized as expense when they are incurred.
The operating lease expense was $6.7 million, $5.6 million and $3.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

	2022	2021

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$7,199	$4,504

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$101	$18,872
As of December 31, 2022, the weighted average remaining lease term was 58 months and the weighted average discount rate was 2.1%.
The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2022 (in thousands):

2023	$6,243
2024	5,693
2025	5,825
2026	4,160
2027	2,553
Thereafter	2,858
Total lease payments	$27,332
Less: imputed interest	(1,281)
Total	$26,051
Unconditional purchase obligations:
At December 31, 2022, the Company had $215.7 million in unconditional purchase obligations primarily for inventories, outsourced information technology and Coach events.
13. DEBT

Credit Agreement

On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement (the “Credit Agreement”) among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. On May 31, 2022, the Credit Agreement was amended to increase the borrowing capacity and convert the interest rate to be based on Secured Overnight Financing Rate ("SOFR"), from London Inter-Bank Offered Rate (LIBOR) ("the "Amended Credit Agreement"). The Amended Credit Agreement provides for a $225.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. The Amended Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Credit Agreement matures on April 13, 2026.

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

Revolving borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to (i) the Term SOFR Rate for the interest period plus the Applicable Rate (as defined in the Amended Credit Agreement) based on the Company’s Total Net Leverage Ratio or (ii) the Alternate Base Rate (as defined in the Amended Credit Agreement) as in effect from time to time plus the Applicable Rate based on the Company’s Total Net Leverage Ratio. As of December 31, 2022, the Applicable Rate for SOFR Loans is 1.25% per annum and the Applicable Rate for ABR Loans is 0.25% per annum. SOFR based loans also include a Credit Spread Adjustment based on the duration of the borrowing.

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

The Company had no borrowings under the Amended Credit Agreement as of December 31, 2022 and December 31, 2021.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ended December 31, 2022.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission in 2013. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, was audited by RSM US LLP, our independent registered public accounting firm, as stated in their report appearing in our 2022 financial statements in Item 8 of this report under the captions entitled “Report of Independent Registered Public Accounting Firm.”
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
ITEM 9B. OTHER INFORMATION
Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2023 annual meeting of stockholders.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2023 annual meeting of stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2023 annual meeting of stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2023 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2023 annual meeting of stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report
1.Consolidated Financial Statements
The Consolidated Financial Statements of Medifast, Inc. and related notes, together with the Reports of RSM US LLP dated February 21, 2023, are included in Part II, Item 8.
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

10.17	First Amendment to Credit Agreement, dated May 31, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on June 3, 2022).

21.1	Subsidiaries of Medifast, Inc. (filed herewith).

23.1	Consent of RSM US LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Medifast, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 23, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to the Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
____________________
*    Indicates a management contract or compensatory plan.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
MEDIFAST, INC.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	February 21, 2023

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	February 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY J. BROWN	Lead Director	February 21, 2023
Jeffrey J. Brown

/s/ DANIEL R. CHARD	Chairman and Chief Executive Officer	February 21, 2023
Daniel R. Chard

/s/ CONSTANCE J. HALLQUIST	Director	February 21, 2023
Constance J. Hallquist

/s/ MICHAEL A. HOER	Director	February 21, 2023
Michael A. Hoer

/s/ JONATHAN B. MACKENZIE	Vice President Finance and Chief Accounting Officer	February 21, 2023
Jonathan B. MacKenzie

/s/ JAMES P. MALONEY	Chief Financial Officer	February 21, 2023
James P. Maloney

/s/ SCOTT SCHLACKMAN	Director	February 21, 2023
Scott Schlackman

/s/ ANDREA B. THOMAS	Director	February 21, 2023
Andrea B. Thomas

/s/ MING XIAN	Director	February 21, 2023
Ming Xian