Form 10-Q
period 2023-03-31
MEDIFAST INC
filed 2023-05-01
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
The number of shares of the registrant’s common stock outstanding at April 24, 2023 was 10,887,193.

Medifast, Inc. and Subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in thousands, except per share amounts & dividend data)

	Three months ended March 31,
	2023	2022

Revenue	$348,983	$417,600
Cost of sales	102,593	115,314
Gross profit	246,390	302,286

Selling, general, and administrative	192,879	247,199

Income from operations	53,511	55,087

Other expense
Interest expense	(181)	(95)
Other expense	(1)	(16)
	(182)	(111)

Income from operations before income taxes	53,329	54,976

Provision for income taxes	13,361	13,195

Net income	$39,968	$41,781

Earnings per share - basic	$3.68	$3.62

Earnings per share - diluted	$3.67	$3.59

Weighted average shares outstanding
Basic	10,864	11,557
Diluted	10,899	11,638

Cash dividends declared per share	$1.65	$1.64
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended March 31,
	2023	2022

Net income	$39,968	$41,781

Other comprehensive income, net of tax:
Foreign currency translation	9	30
Unrealized losses on investment securities	—	(14)
	9	16

Comprehensive income	$39,977	$41,797
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in thousands, except par value)

	March 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$123,748	$87,691
Inventories	96,896	118,856
Prepaid expenses and other current assets	9,674	16,237
Total current assets	230,318	222,784

Property, plant and equipment - net of accumulated depreciation	55,960	57,185
Right-of-use assets	17,091	18,460
Other assets	13,709	12,456
Deferred tax assets	4,528	5,328

TOTAL ASSETS	$321,606	$316,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$113,300	$134,690
Income taxes payable	13,031	428
Current lease obligations	5,411	5,776
Total current liabilities	131,742	140,894

Lease obligations, net of current lease obligations	18,964	20,275
Total liabilities	150,706	161,169

Stockholders' Equity
Common stock, par value $0.001 per share: 20,000 shares authorized;
10,887 and 10,928 issued and 10,887 and 10,873 outstanding
at March 31, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	19,030	21,555
Accumulated other comprehensive income	33	24
Retained earnings	151,826	139,852
Less: treasury stock at cost, 0 and 54 shares at March 31, 2023 and December 31, 2022, respectively	—	(6,398)
Total stockholders' equity	170,900	155,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$321,606	$316,213
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollar in thousands)

	Three months ended March 31,
	2023	2022

Operating Activities
Net income	$39,968	$41,781
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	2,974	2,444
Non-cash lease expense	1,369	1,619
Share-based compensation	606	2,275
Amortization of premium on investment securities	—	11
Deferred income taxes	800	—
Change in operating assets and liabilities:
Inventories	21,960	(8,929)
Prepaid expenses and other current assets	6,563	3,107
Other assets	(887)	(6,632)
Accounts payable and accrued expenses	(21,897)	(6,084)
Income taxes payable	12,603	14,081
Net cash flow provided by operating activities	64,059	43,673

Investing Activities
Sale and maturities of investment securities	—	1,245
Purchase of property and equipment	(2,115)	(3,009)
Net cash flow used in investing activities	(2,115)	(1,764)

Financing Activities
Options exercised by directors	105	—
Net shares repurchased for taxes	(3,236)	(1,459)
Cash dividends paid to stockholders	(19,163)	(16,660)
Stock repurchases	(3,602)	(10,000)
Net cash flow used in financing activities	(25,896)	(28,119)

Foreign currency impact	9	30

Increase in cash and cash equivalents	36,057	13,820
Cash and cash equivalents - beginning of the period	87,691	104,183
Cash and cash equivalents - end of period	$123,748	$118,003

Supplemental disclosure of cash flow information:
Income taxes (refunded) paid	$(46)	$62
Dividends declared included in accounts payable	$18,653	$19,663
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended March 31, 2023
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2022	10,928	$11	$21,555	$24	$139,852	$(6,398)	$155,044
Net income	—	—	—	—	39,968	—	39,968
Share-based compensation	69	—	606	—	—	—	606
Options exercised by directors	4	—	105	—	—	—	105
Net shares repurchased for employee taxes	(30)	—	(3,236)	—	—	—	(3,236)
Treasury stock from stock repurchases	—	—	—	—	—	(3,602)	(3,602)
Treasury stock retired from stock repurchases	(84)	—	—	—	(10,000)	10,000	—
Other comprehensive income	—	—	—	9	—	—	9
Cash dividends declared to stockholders	—	—	—	—	(17,994)	—	(17,994)

Balance, March 31, 2023	10,887	$11	$19,030	$33	$151,826	$—	$170,900

	Three months ended March 31, 2022
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2021	11,594	$12	$12,018	$111	$190,333	$—	$202,474
Net income	—	—	—	—	41,781	—	41,781
Share-based compensation	18	—	2,275	—	—	—	2,275
Net shares repurchased for employee taxes	(8)	—	(1,459)	—	—	—	(1,459)
Treasury stock from stock repurchases	—	—	—	—	—	(10,000)	(10,000)
Treasury stock retired from stock repurchases	(51)	—	—	—	(10,000)	10,000	—
Other comprehensive income	—	—	—	16	—	—	16
Cash dividends declared to stockholders	—	—	—	—	(19,063)	—	(19,063)

Balance, March 31, 2022	11,553	$12	$12,834	$127	$203,051	$—	$216,024
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Medifast, Inc. and its wholly-owned subsidiaries (“Medifast,” the “Company,” “we,” “us,” or “our”) included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and notes that are normally required by GAAP have been condensed or omitted. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading. The condensed consolidated balance sheet at December 31, 2022 has been derived from the 2022 audited consolidated financial statements at that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”).
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2023. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the 2022 Form 10-K.
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
Recently Issued Accounting Pronouncements
The Company has not adopted any new accounting standards during the three months ended March 31, 2023. There are no recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations, cash flows, or disclosures.
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
Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022

Raw materials	$12,932	$12,670
Packaging	4,296	3,611
Non-food finished goods	7,032	8,738
Finished goods	78,825	97,675
Reserve for obsolete inventory	(6,189)	(3,838)
Total	$96,896	$118,856

3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.
The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended March 31,
	2023	2022

Numerator:
Net income	$39,968	$41,781

Denominator:
Weighted average shares of common stock outstanding	10,864	11,557
Effect of dilutive common stock equivalents	35	81
Weighted average shares of common stock outstanding	10,899	11,638

Earnings per share - basic	$3.68	$3.62

Earnings per share - diluted	$3.67	$3.59
The calculation of diluted EPS excluded 13 thousand and 0 thousand antidilutive restricted stock awards for the three months ended March 31, 2023 and 2022, respectively.
4. SHARE-BASED COMPENSATION
Stock Options
The Company has issued non-qualified and incentive stock options to employees and non-employee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of March 31, 2023 generally vest over a period of 3 years and expire 10 years from the date of grant. The exercise price of these options ranges from $26.52 to $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield is computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the three months ended March 31, 2023 and 2022, the Company did not grant stock options.

The following table is a summary of our stock option activity (in thousands, except per share data):

	Three months ended March 31,
	2023		2022
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price

Outstanding at beginning of period	33	$54.98	32	$54.98
Exercised	(4)	27.18	—	—
Forfeited	—	—	—	—
Outstanding at end of the period	29	$58.65	32	$54.98
Exercisable at end of the period	29	$58.65	28	$52.76
As of March 31, 2023, the weighted-average remaining contractual life for both the outstanding stock options and exercisable stock options was 4.3 years with an aggregate intrinsic value of $1.3 million. The compensation expense calculated under the fair value method for stock options was fully recognized as of March 31, 2023. For the three months ended March 31, 2023, the Company received $0.1 million in cash proceeds from the exercise of stock options. The total intrinsic value for stock options exercised during the three months ended March 31, 2022 was $0.3 million.
Restricted Stock
The Company has issued restricted stock to employees and non-employee directors generally with vesting terms up to 5 years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period.
The following table summarizes our restricted stock activity (in thousands, except per share data):

	Three months ended March 31,
	2023		2022
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of period	60	$187.94	43	$183.51
Granted	67	102.83	29	175.66
Vested	(22)	163.81	(18)	149.95
Forfeited	—	190.76	—	—
Outstanding at end of the period	105	$138.33	54	$190.20
The Company withheld approximately 9 thousand shares and 8 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the three months ended March 31, 2023 and 2022, respectively. The total fair value of restricted stock awards vested during the three months ended March 31, 2023 and 2022 was $2.4 million and $3.2 million, respectively.
Market and Performance-based Share Awards
The Company has issued market and performance-based share awards to certain key executives who were granted deferred shares and may earn between 0% and 250% of the target number depending upon both the Company’s total stockholder return (“TSR”) and the Company’s performance against predetermined performance goals over a three-year performance period after the date of grant. Market and performance-based share awards that are tied to the Company’s TSR are valued using the Monte Carlo method and are recognized ratably as expense over the award’s performance period. The fair value of the performance-based share awards is equal to the market price of the Company’s common stock on the date of grant adjusted by expected level of achievement over the performance period. Expense for performance-based share awards is amortized ratably over the performance period. In the event that management determines that the Company will not reach the lower threshold of the predetermined performance goals established in the grant agreement, any previously recognized expense is reversed in the period in which such a determination is made. As of March 31, 2023, management determined that the market and performance-based share awards granted in 2022 would not reach the lower threshold of the predetermined performance goal resulting in a $1.4 million decrease in the Company’s share-based compensation expense for the three months ended March 31, 2023.
Share-based compensation expense for all types of awards granted is recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Income. The total expense during the three months ended March 31, 2023 and 2022 as follows (in thousands):

	Three months ended March 31,
	2023		2022
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	134	$1,226	86	$1,087
Market and performance-based share awards granted in 2023	47	79	—	—
Market and performance-based share awards granted in 2022	25	(1,388)	25	79
Performance-based share awards granted in 2021	15	640	15	640
Performance-based share awards granted in 2020	4	49	26	469
Total share-based compensation	225	$606	152	$2,275

The Company withheld approximately 21 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of market and performance-based share awards for the three months ended March 31, 2023. No market and performance-based share awards vested and no shares were withheld to cover minimum tax liability withholding obligations for the three months ended March 31, 2022. The total fair value of market and performance-based share awards vested during the three months ended March 31, 2023 and 2022 was $5.3 million and $0, respectively.
The total income tax benefit recognized in the accompanying Condensed Consolidated Statements of Income for restricted stock awards was $0.1 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.
There was $11.7 million of total unrecognized compensation cost related to restricted stock awards as of March 31, 2023, which is expected to be recognized over a weighted-average period of 2.4 years. There was $10.5 million of unrecognized compensation costs related to the 91 thousand market and performance-based shares presented in the table above as of March 31, 2023, which is expected to be recognized over a weighted-average period of 2.2 years.
5. LEASES
Operating Leases
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of March 31, 2023 and 2022, respectively, or for the three-month periods then ended, respectively.
Our leases relating to office and warehouse space have lease terms of 19 months to 122 months. Our leases relating to equipment have lease terms of 24 months to 203 months, with certain of them having automatic renewal clauses.
The Company’s warehouse agreements also contain non-lease components, in the form of payments towards variable logistics services and labor charges, which the Company is obligated to pay based on the services consumed by it. Such amounts are not included in the measurement of the lease liability but are recognized as expenses when they are incurred.
The operating lease expense was $1.5 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.
Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Three months ended March 31,
	2023	2022

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$1,804	$1,756

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$103
As of March 31, 2023, the weighted average remaining lease term was 4 years, 7 months and the weighted average discount rate was 2.00%.

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2023 (in thousands):

2023 (excluding the three months ended March 31, 2023)	$4,440
2024	5,693
2025	5,825
2026	4,160
2027	2,553
Thereafter	2,858
Total lease payments	$25,529
Less: imputed interest	(1,154)
Total	$24,375
6. ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of tax, was comprised of $33 thousand of foreign currency translation as of March 31, 2023 and $24 thousand of foreign currency translation as of December 31, 2022.
7. DEBT
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
Revolving borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to (i) the Term SOFR Rate for the interest period plus the Applicable Rate (as defined in the Amended Credit Agreement) based on the Company’s Total Net Leverage Ratio or (ii) the Alternate Base Rate (as defined in the Amended Credit Agreement) as in effect from time to time plus the Applicable Rate based on the Company’s Total Net Leverage Ratio. As of March 31, 2023, the Applicable Rate for Term SOFR Loans is 1.25% per annum and the Applicable Rate for ABR Loans is 0.25% per annum. SOFR based loans also include a Credit Spread Adjustment based on the duration of the borrowing.
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
The Company has no borrowings outstanding under the Amended Credit Agreement as of March 31, 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
Certain information in this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Act”). These forward-looking statements generally can be identified by use of phrases or terminology such as “intend,” “anticipate,” “expect” or other similar words or the negative of such terminology. Similarly, descriptions of Medifast's objectives, strategies, plans, goals or targets contained herein are also considered forward-looking statements. These statements are based on the current expectations of our management and are subject to certain events, risks, uncertainties and other factors. These risks and uncertainties include, but are not limited to, those described in our 2022 Form 10-K and those described from time to time in our future reports filed with the SEC. Although Medifast believes that the expectations, statements and assumptions reflected in these forward-looking statements are reasonable, it cautions readers to always consider all of the risk factors and any other cautionary statements carefully in evaluating each forward-looking statement in this report. All of the forward-looking statements contained herein speak only as of the date of this report.
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
Medifast is often compared to diet and weight loss-only companies or to multi-level marketing companies, but our model is different. In November 2022, we announced that Medifast's OPTAVIA program was named the #1 weight loss program in the U.S. by revenue for 20211. We believe our growth is demonstrated by strong financial performance over the last several years. We generated revenue of $1,599 billion in 2022, $1,526 billion in 2021 and $934.8 million in 2020, representing year-over-year increases of 4.8% in 2022 and 63.2% in 2021. Income from operations was $184.8 million in 2022, $216.2 million in 2021 and $134.2 million in 2020, representing a year-over-year decrease of 14.5% in 2022 and increase of 61.2% in 2021.
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
We help customers achieve their health goals through a network of approximately 58,700 independent active earning OPTAVIA Coaches, about 90% of whom were customers first, and have impacted more than 3 million lives to date. OPTAVIA Coaches introduce customers to a set of healthy habits, in most cases starting with the habit of healthy eating, and offer exclusive OPTAVIA-branded Fuelings. Fuelings are nutrient-dense, portion-controlled, nutritionally interchangeable and simple to use. They are formulated with high-quality ingredients and are fortified with probiotic BC30™ cultures, vitamins and minerals, as well as other nutrients essential for good health. Our products support the process of integrating healthy habits into our customers’ day-to-day lives.
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
The entrepreneurial spirit of our OPTAVIA Coaches is another key to our success, as they create a continuous cycle of growth, activating new customers, many of whom go on to become OPTAVIA Coaches. We offer economic incentives designed to support each OPTAVIA Coach’s long-term success, which we believe plays an important role in their financial wellness, providing the opportunity to improve their finances while changing the health trajectory of families, communities and generations.2
OPTAVIA Coaches are independent contractors, not employees, who support customers and market our products and services primarily through word of mouth, email and social media channels such as Facebook, Instagram, Twitter and video conferencing platforms. As entrepreneurs, OPTAVIA Coaches market our products to friends, family and other acquaintances. OPTAVIA products are shipped directly to OPTAVIA customers who are working with an OPTAVIA Coach. OPTAVIA Coaches do not handle inventory or deliver merchandise to customers. This arrangement frees our OPTAVIA Coaches from having to manage inventory and allows them to maintain an arms-length transactional relationship while focusing their attention on support and encouragement.
We measure our success by the results our customers are able to achieve. The more OPTAVIA Coaches we have, the more customers we can serve. We believe our Coach-based model is scalable and drives both customer success and growth. We expect our continued investment in fostering a robust community around our OPTAVIA brand and Coaching Model will continue to drive a sustainable, repeatable business rhythm focused on our mission of offering the world Lifelong Transformation, One Healthy Habit at a Time.
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
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and the related adverse public health developments have adversely affected workforces, economics, and financial markets globally, leading to uncertainty and an economic downturn. Our manufacturing and distribution facilities remained fully operational during the pandemic, and we have not experienced any meaningful disruption to our worldwide supply chain due to the pandemic. However, management continues to monitor the situation.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical estimates during the first three months of 2023.
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the 2022 Form 10-K. We consider all of our significant accounting policies and estimates to be critical. During Q1 2023 we made a change to our customer terms and conditions (“Customer T&Cs”) that resulted in a change to our revenue recognition policy which is described below. There were no other significant changes in our critical accounting policies during the first three months of 2023.

Revenue Recognition: Our revenue is derived primarily from point of sale transactions executed over an e-commerce platform for weight loss, weight management, and other healthy living products. Prior to a change in our Customer T&Cs in the first quarter of 2023, revenue was recognized upon receipt by the customer and net of discounts, rebates, promotional adjustments, price adjustments, allocated consideration to loyalty programs, and estimated returns. Upon the change of our Customer T&Cs, revenue is now recognized upon delivery to the shipping carrier and net of discounts, rebates, promotional adjustments, price adjustments, allocated consideration to loyalty programs, and estimated returns. The impact of this change to the quarter ended March 31, 2023 is an increase of approximately $9.1 million in revenue and $2.8 million of income from operations.

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a point in time accounted for substantially all of our revenue for the three months ended March 31, 2023 and 2022. Revenue on these contracts is recognized when the obligations under the terms of the contract with our customer are satisfied.

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

Amounts billed to customers for shipping and handling activities are treated as a promised service performance obligation and are recorded as revenue in our Consolidated Statements of Income upon fulfillment of the performance obligation. Shipping and handling costs incurred by the Company for the delivery of products to customers are considered a cost to fulfill the contract and are included in cost of sales in our Consolidated Statements of Income.

We expense OPTAVIA Coach compensation and credit card fees during the period in which the corresponding revenue is earned. These costs are recorded in selling, general and administrative expense in our Consolidated Statements of Income.

Overview of Results of Operations
Our product sales accounted for approximately 98% of our revenues for each of the three months ended March 31, 2023 and 2022.
The following tables reflect our income statements (in thousands, except percentages):

	Three months ended March 31,
	2023	2022	$ Change	% Change

Revenue	$348,983	$417,600	$(68,617)	(16.4)%
Cost of sales	102,593	115,314	(12,721)	(11.0)%
Gross profit	246,390	302,286	(55,896)	(18.5)%

Selling, general, and administrative	192,879	247,199	(54,320)	(22.0)%

Income from operations	53,511	55,087	(1,576)	(2.9)%

Other expense
Interest expense	(181)	(95)	86	90.5%
Other expense	(1)	(16)	(15)	(93.8)%
	(182)	(111)	71	64.0%

Income from operations before income taxes	53,329	54,976	(1,647)	(3.0)%

Provision for income taxes	13,361	13,195	166	1.3%

Net income	$39,968	$41,781	$(1,813)	(4.3)%

% of revenue
Gross profit	70.6%	72.4%
Selling, general, and administrative costs	55.3%	59.2%
Income from operations	15.3%	13.2%

Revenue: Revenue decreased $68.6 million, or 16.4%, to $349.0 million for the three months ended March 31, 2023 from $417.6 million for the three months ended March 31, 2022. The average revenue per active earning OPTAVIA Coach was $5,945 for the three months ended March 31, 2023 compared to $6,536 for the three months ended March 31, 2022. The decline in revenue for the three months ended March 31, 2023 was primarily driven by a decrease in the number of active earning OPTAVIA Coaches to 58,700 as of March 31, 2023 from 63,900 as of March 31, 2022 and the decline in the productivity per active earning OPTAVIA Coach, partially offset by a $9.1 million impact from a timing difference related to changes in the Company’s sales order terms and conditions with its customers. The decrease in productivity per active earning OPTAVIA Coach for the quarter was driven by continued pressure on customer acquisition, partially offset by a price increase implemented in November 2022.
Cost of sales: Cost of sales decreased $12.7 million, or 11.0%, to $102.6 million from $115.3 million for the three months ended March 31, 2023 from the corresponding period in 2022. The decrease in cost of sales for the three months ended March 31, 2023 was primarily driven by decreased volumes, partially offset by higher product costs resulting from inflationary pressures on raw ingredient costs, shipping costs, and labor costs.
Gross profit: For the three months ended March 31, 2023, gross profit decreased $55.9 million, or 18.5%, to $246.4 million from $302.3 million for the three months ended March 31, 2022. The decrease in gross profit for the three months ended March 31, 2023 was due to lower revenue as well as cost inflation from raw ingredient costs, shipping costs, and labor costs. As a percentage of revenue, gross profit decreased 178 basis points to 70.6% for the three months ended March 31, 2023 from 72.4%

for the corresponding period in 2022. The decrease in gross profit as a percentage of revenue for the three months ended March 31, 2023 is due to deleveraging of fixed costs due to lower volumes, product cost inflation, and the impact of a program in January aimed at driving customer acquisition.
Selling, general, and administrative: SG&A expenses were $192.9 million for the three months ended March 31, 2023, a decrease of $54.3 million, or 22.0%, as compared to $247.2 million from the corresponding period in 2022. As a percentage of revenue, SG&A expenses were 55.3% for the three months ended March 31, 2023 as compared to 59.2% for the corresponding period in 2022. SG&A expenses included research and development costs of $1.0 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively, in connection with the development of new products, programs and clinical research activities. The decrease in SG&A expenses for the three months ended March 31, 2023 was primarily due to progress on several cost reduction and optimization initiatives as well as decrease Coach compensation due to lower volumes and fewer active earning Coaches.
Income from operations: For the three months ended March 31, 2023, income from operations decreased $1.6 million to $53.5 million from $55.1 million for the corresponding period in 2022 primarily as a result of decreased gross profit partially offset by decreased SG&A expenses. Income from operations as a percentage of revenue increased to 15.3% for the three months ended March 31, 2023 from 13.2% for the corresponding period in 2022 due to the factors described above impacting revenue and SG&A expenses.

Provision for income taxes: For the three months ended March 31, 2023, the Company recorded $13.4 million in income tax expense, an effective tax rate of 25.1%, as compared to $13.2 million in income tax expense, an effective tax rate of 24.0%, for the three months ended March 31, 2022. The increase in the effective tax rate for the three months ended March 31, 2023 was primarily driven by an increase in the limitations on executive compensation and meals and entertainment costs as well as other items partially offset by an increase in the tax benefit for research and development tax costs.
Net income: Net income was $40.0 million, or $3.67 per diluted share for the three months ended March 31, 2023 as compared to $41.8 million, or $3.59 per diluted share, for the three months ended March 31, 2022. The period-over-period changes were driven by the factors described above in the section titled “Income from operations.”
Liquidity and Capital Resources
The Company had stockholders’ equity of $170.9 million and working capital of $98.6 million at March 31, 2023 as compared with $155.0 million and $81.9 million at December 31, 2022, respectively. The $15.9 million net increase in stockholders’ equity reflects $40.0 million in net income for the three months ended March 31, 2023 offset by $3.6 million used for repurchases of the Company’s common stock and $18.0 million for declared dividends paid to holders of the Company’s common stock as well as the other equity transactions described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in this report. On March 16, 2023, the Company declared a quarterly dividend of $1.65 per share payable on May 9, 2023, to stockholders of record as of March 28, 2023. While we intend to continue the dividend program and believe we will have sufficient liquidity to do so, we can provide no assurance that we will be able to continue to declare and pay dividends. The Company’s cash, and cash equivalents increased from $87.7 million at December 31, 2022 to $123.7 million at March 31, 2023.
Net cash provided by operating activities increased by $20.4 million to $64.1 million for the three months ended March 31, 2023 from $43.7 million for the three months ended March 31, 2022 primarily driven by a $30.9 million increase related to changes in inventory balances, a $3.5 million increase in prepaid expenses and other current assets and a $5.7 million increase in other assets, partially offset by a reduction in net income, a $1.7 million reduction in share-based compensation, a $15.8 million reduction in accounts payable and accrued expenses and a $1.5 million reduction in income taxes payable. We decreased our inventory purchases during the period ended March 31, 2023 to align with sales demand. Accounts payable and accrued expenses decreased due to the timing of payments.
Net cash used in investing activities was $2.1 million for the three months ended March 31, 2023 as compared to $1.8 million for the three months ended March 31, 2022.
Net cash used in financing activities decreased by $2.2 million to $25.9 million for the three months ended March 31, 2023 from $28.1 million for the three months ended March 31, 2022. This decrease was primarily due to a $6.4 million decrease in repurchases of the Company's common stock, partially offset by a $1.8 million increase in net shares repurchased for employee taxes and a $2.5 million increase in cash dividends paid to stockholders.
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
On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. On May 31, 2022, the Credit Agreement was amended to increase the borrowing capacity and convert the interest rate to be based on SOFR, from LIBOR (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $225.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. The Amended Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Amended Credit Agreement contains affirmative and negative covenants customarily applicable to credit facilities. As of March 31, 2023, the Company had no borrowings under the credit facility and was in compliance with all of its debt covenants.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes.
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our credit facility. The Company does not have any outstanding borrowings or investments at March 31, 2023, and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions.
There have been no material changes to our market risk exposure since December 31, 2022.
Item 4. Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Act, as amended, as of March 31, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2023	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	30,265	119.00	30,265	1,323,568
February 1 - February 28	3,733	115.27	—	1,323,568
March 1 - March 31	5,239	104.01	—	1,323,568
(1)Also included are shares of common stock surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock and performance-based share awards previously granted to such employees and directors.
(2)At the outset of the quarter ended March 31, 2023, there were 1,353,833 shares of the Company’s common stock eligible for repurchase under the stock repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
As of March 31, 2023, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 Current Report on Form 8-K (File No. 001-31573) filed on December 4, 2019).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed May 1, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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
Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 1, 2023

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 1, 2023