Form 10-Q
period 2023-06-30
MEDIFAST INC
filed 2023-08-07
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
The number of shares of the registrant’s common stock outstanding at July 24, 2023 was 10,889,368.

Medifast, Inc. and Subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in thousands, except per share amounts & dividend data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue	$296,188	$453,333	$645,170	$870,933
Cost of sales	85,473	131,651	188,065	246,965
Gross profit	210,715	321,682	457,105	623,968

Selling, general, and administrative	172,009	272,718	364,887	519,917

Income from operations	38,706	48,964	92,218	104,051

Other income (expense)
Interest income (expense)	462	(164)	281	(259)
Other expense	(51)	(4)	(53)	(20)
	411	(168)	228	(279)

Income from operations before income taxes	39,117	48,796	92,446	103,772

Provision for income taxes	8,837	9,683	22,198	22,878

Net income	$30,280	$39,113	$70,248	$80,894

Earnings per share - basic	$2.78	$3.44	$6.46	$7.06

Earnings per share - diluted	$2.77	$3.42	$6.43	$7.01

Weighted average shares outstanding
Basic	10,888	11,354	10,876	11,455
Diluted	10,917	11,435	10,923	11,534

Cash dividends declared per share	$1.65	$1.64	$3.30	$3.28
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net income	$30,280	$39,113	$70,248	$80,894

Other comprehensive income, net of tax:
Foreign currency translation	90	148	99	177
Unrealized losses on investment securities	—	(7)	—	(21)
	90	141	99	156

Comprehensive income	$30,370	$39,254	$70,347	$81,050
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in thousands, except par value)

	June 30, 2023	December 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$147,405	$87,691
Inventories	68,896	118,856
Prepaid expenses and other current assets	12,516	16,237
Total current assets	228,817	222,784

Property, plant and equipment - net of accumulated depreciation	54,412	57,185
Right-of-use assets	16,699	18,460
Other assets	14,269	12,456
Deferred tax assets	4,528	5,328

TOTAL ASSETS	$318,725	$316,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$105,188	$134,690
Income taxes payable	4,302	428
Current lease obligations	5,405	5,776
Total current liabilities	114,895	140,894

Lease obligations, net of current lease obligations	18,269	20,275
Total liabilities	133,164	161,169

Stockholders' Equity
Common stock, par value $0.001 per share: 20,000 shares authorized;
10,889 and 10,928 issued and 10,889 and 10,873 outstanding
at June 30, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	21,542	21,555
Accumulated other comprehensive income	123	24
Retained earnings	163,885	139,852
Less: treasury stock at cost, 0 and 54 shares at June 30, 2023 and December 31, 2022, respectively	—	(6,398)
Total stockholders' equity	185,561	155,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$318,725	$316,213
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollar in thousands)

	Six months ended June 30,
	2023	2022

Operating Activities
Net income	$70,248	$80,894
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	6,342	5,176
Non-cash lease expense	2,514	3,211
Share-based compensation	3,120	5,140
Loss on sale or disposal of property, plant and equipment	619	—
Amortization of premium on investment securities	—	14
Deferred income taxes	800	—
Change in operating assets and liabilities:
Inventories	49,960	23,069
Prepaid expenses and other current assets	3,721	(376)
Other assets	(2,142)	(8,169)
Accounts payable and accrued expenses	(31,851)	(13,922)
Income taxes payable	3,874	(7,602)
Net cash flow provided by operating activities	107,205	87,435

Investing Activities
Sale and maturities of investment securities	—	5,267
Purchase of property and equipment	(3,859)	(5,849)
Net cash flow used in investing activities	(3,859)	(582)

Financing Activities
Borrowing under revolving credit facility	—	27,000
Options exercised by directors	105	—
Net shares repurchased for employee taxes	(3,238)	(1,479)
Cash dividends paid to stockholders	(36,996)	(35,617)
Stock repurchases	(3,602)	(120,048)
Net cash flow used in financing activities	(43,731)	(130,144)

Foreign currency impact	99	177

Increase (Decrease) in cash and cash equivalents	59,714	(43,114)
Cash and cash equivalents - beginning of the period	87,691	104,183
Cash and cash equivalents - end of period	$147,405	$61,069

Supplemental disclosure of cash flow information:
Income taxes paid	$17,520	$30,283
Dividends declared included in accounts payable	$18,987	$19,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. dollars in thousands)

	Six months ended June 30, 2023
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2022	10,928	$11	$21,555	$24	$139,852	$(6,398)	$155,044
Net income	—	—	—	—	39,968	—	39,968
Share-based compensation	69	—	606	—	—	—	606
Options exercised by directors	4	—	105	—	—	—	105
Net shares repurchased for employee taxes	(30)	—	(3,236)	—	—	—	(3,236)
Treasury stock from stock repurchases	—	—	—	—	—	(3,602)	(3,602)
Treasury stock retired from stock repurchases	(84)	—	—	—	(10,000)	10,000	—
Other comprehensive income	—	—	—	9	—	—	9
Cash dividends declared to stockholders	—	—	—	—	(17,994)	—	(17,994)

Balance, March 31, 2023	10,887	$11	$19,030	$33	$151,826	$—	$170,900
Net income	—	—	—	—	30,280	—	30,280
Share-based compensation	2	—	2,514	—	—	—	2,514
Net shares repurchased for employee taxes	—	—	(2)	—	—	—	(2)
Other comprehensive income	—	—	—	90	—	—	90
Cash dividends declared to stockholders	—	—	—	—	(18,221)	—	(18,221)

Balance, June 30, 2023	10,889	$11	$21,542	$123	$163,885	$—	$185,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six months ended June 30, 2022
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2021	11,594	$12	$12,018	$111	$190,333	$—	$202,474
Net income	—	—	—	—	41,781	—	41,781
Share-based compensation	18	—	2,275	—	—	—	2,275
Net shares repurchased for employee taxes	(8)	—	(1,459)	—	—	—	(1,459)
Treasury stock from stock repurchases	—	—	—	—	—	(10,000)	(10,000)
Treasury stock retired from stock repurchases	(51)	—	—	—	(10,000)	10,000	—
Other comprehensive income	—	—	—	16	—	—	16
Cash dividends declared to stockholders	—	—	—	—	(19,063)	—	(19,063)

Balance, March 31, 2022	11,553	$12	$12,834	$127	$203,051	$—	$216,024
Net income	—	—	—	—	39,113	—	39,113
Share-based compensation	1	—	2,865	—	—	—	2,865
Net shares repurchased for employee taxes	—	—	(20)	—	—	—	(20)
Treasury stock from stock repurchases	—	—	—	—	—	(90,038)	(90,038)
Treasury stock retired from stock repurchases	(535)	(1)	—	—	(90,038)	90,038	(1)
Stock Repurchases, not yet settled	—	—	(15,679)	—	(4,331)	—	(20,010)
Other comprehensive income	—	—	—	141	—	—	141
Cash dividends declared to stockholders	—	—	—	—	(18,598)	—	(18,598)

Balance, June 30, 2022	11,019	$11	$—	$268	$129,197	$—	$129,476
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
The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2023. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the 2022 Form 10-K.
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
Recently Issued Accounting Pronouncements
The Company has not adopted any new accounting standards during the six months ended June 30, 2023. There are no recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations, cash flows, or disclosures.
2. INVENTORIES
Inventories consist principally of raw materials, packaging, non-food finished goods and finished packaged meal replacements held in the Company’s warehouses and outsourced distribution centers. Inventories are stated at the lower of cost or net realizable value, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs. On a quarterly basis, management reviews inventories for unsalable or obsolete inventories.
Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022

Raw materials	$10,286	$12,670
Packaging	2,933	3,611
Non-food finished goods	5,622	8,738
Finished goods	58,770	97,675
Reserve for obsolete inventory	(8,715)	(3,838)
Total	$68,896	$118,856

3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.
The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Numerator:
Net income	$30,280	$39,113	$70,248	$80,894

Denominator:
Weighted average shares of common stock outstanding	10,888	11,354	10,876	11,455
Effect of dilutive common stock equivalents	29	81	47	79
Weighted average shares of common stock outstanding	10,917	11,435	10,923	11,534

Earnings per share - basic	$2.78	$3.44	$6.46	$7.06

Earnings per share - diluted	$2.77	$3.42	$6.43	$7.01
The calculation of diluted EPS excluded 45 thousand and 3 thousand antidilutive restricted stock awards for the three months ended June 30, 2023 and 2022, respectively, and 22 thousand and 1 thousand antidilutive restricted stock awards for the six months ended June 30, 2023 and 2022, respectively. EPS is computed independently for each of the periods presented above, and accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.
4. SHARE-BASED COMPENSATION
Stock Options
The Company has issued non-qualified and incentive stock options to employees and non-employee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of June 30, 2023 generally vest over a period of 3 years and expire 10 years from the date of grant. The exercise price of these options ranges from $26.52 to $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield is computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the six months ended June 30, 2023 and 2022, the Company did not grant stock options.

The following table is a summary of our stock option activity (in thousands, except per share data):

	Six months ended June 30,
	2023		2022
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price

Outstanding at beginning of period	33	$54.98	33	$54.98
Exercised	(4)	27.18	—	—
Outstanding at end of the period	29	$58.65	33	$54.98
Exercisable at end of the period	29	$58.65	28	$52.76
As of June 30, 2023, the weighted-average remaining contractual life for both the outstanding stock options and exercisable stock options was 4.1 years with an aggregate intrinsic value of $1.0 million. The compensation expense calculated under the fair value method for the six months ended June 30, 2023 was less than $0.1 million and was fully recognized during the period. For the six months ended June 30, 2023, the Company received $0.1 million in cash proceeds from the exercise of stock options. The total intrinsic value for stock options exercised during the six months ended June 30, 2023 was $0.3 million.
Restricted Stock
The Company has issued restricted stock to employees and non-employee directors generally with vesting terms up to 5 years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period.
The following table summarizes our restricted stock activity (in thousands, except per share data):

	Six months ended June 30,
	2023		2022
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of period	60	$188.11	44	$183.51
Granted	85	98.17	38	176.81
Vested	(24)	169.42	(19)	155.57
Forfeited	(3)	156.26	(1)	186.53
Outstanding at end of the period	118	$127.93	62	$187.80
The Company withheld approximately 9 thousand shares and 8 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the six months ended June 30, 2023 and 2022, respectively. The total fair value of restricted stock awards vested during the six months ended June 30, 2023 and 2022 was $2.5 million and $3.3 million, respectively.
Market and Performance-based Share Awards
The Company has issued market and performance-based share awards to certain key executives who were granted deferred shares and may earn between 0% and 250% of the target number depending upon both the Company’s total stockholder return (“TSR”) and the Company’s performance against predetermined performance goals over a three-year performance period. Market and performance-based share awards that are tied to the Company’s TSR are valued using the Monte Carlo method and are recognized ratably as expense over the award’s performance period. The fair value of the performance-based share awards is equal to the market price of the Company’s common stock on the date of grant adjusted by expected level of achievement over the performance period. Expense for performance-based share awards is amortized ratably over the performance period. In the event that management determines that the Company will not reach the lower threshold of the predetermined performance goals established in the grant agreement, any previously recognized expense is reversed in the period in which such a determination is made. Management determined that the market and performance-based share awards granted in 2022 would not reach the lower threshold of the predetermined performance goal resulting in a $1.4 million decrease in the Company’s share-based compensation expense for the six months ended June 30, 2023.
Share-based compensation expense for all types of awards granted is recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Income. The total expense during the three months ended June 30, 2023 and 2022 as follows (in thousands):

	Three months ended June 30,
	2023		2022
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	147	$1,642	86	$1,311
Market and performance-based share awards granted in 2023	47	482	—	—
Market and performance-based share awards granted in 2022	24	—	25	433
Performance-based share awards granted in 2021	14	340	15	647
Performance-based share awards granted in 2020	28	50	26	474
Total share-based compensation	260	$2,514	152	$2,865
The total expense during the six months ended June 30, 2023 and 2022 as follows (in thousands):

	Six months ended June 30,
	2023		2022
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	147	$2,869	91	$2,398
Market and performance-based share awards granted in 2023	47	561	—	—
Market and performance-based share awards granted in 2022	24	(1,388)	25	512
Performance-based share awards granted in 2021	14	980	15	1,287
Performance-based share awards granted in 2020	28	98	26	943
Total share-based compensation	260	$3,120	157	$5,140
The Company withheld approximately 21 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of market and performance-based share awards for the six months ended June 30, 2023. No market and performance-based share awards vested and no shares were withheld to cover minimum tax liability withholding obligations for the six months ended June 30, 2022. The total fair value of market and performance-based share awards vested during the six months ended June 30, 2023 and 2022 was $5.3 million and $0, respectively.
The total income tax benefit recognized in the accompanying Condensed Consolidated Statements of Income for restricted stock awards was $0.0 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively.

There was $11.0 million of total unrecognized compensation cost related to restricted stock awards as of June 30, 2023, which is expected to be recognized over a weighted-average period of 2.1 years. There was $6.2 million of unrecognized compensation costs related to the 113 thousand market and performance-based shares presented in the table above as of June 30, 2023, which is expected to be recognized over a weighted-average period of 2.1 years.
5. LEASES
Operating Leases
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of June 30, 2023 and 2022, respectively, or for the six-month-month periods then ended, respectively.

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
The operating lease expense was $1.3 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, and $2.8 million and $3.5 million for the six months ended June 30, 2023 and 2022, respectively.

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Six months ended June 30,
	2023	2022

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$3,387	$3,674

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$753	$103
As of June 30, 2023, the weighted average remaining lease term was 4 years, 5 months and the weighted average discount rate was 2.00%.
The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2023 (in thousands):

2023 (excluding the six months ended June 30, 2023)	$2,888
2024	5,955
2025	6,095
2026	4,438
2027	2,553
Thereafter	2,858
Total lease payments	$24,787
Less: imputed interest	(1,113)
Total	$23,674
6. ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of tax, was comprised of $123 thousand of foreign currency translation as of June 30, 2023 and $24 thousand of foreign currency translation as of December 31, 2022.
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
Revolving borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to (i) the Term SOFR Rate for the interest period plus the Applicable Rate (as defined in the Amended Credit Agreement) based on the Company’s Total Net Leverage Ratio or (ii) the Alternate Base Rate (as defined in the Amended Credit Agreement) as in effect from time to time plus the Applicable Rate based on the Company’s Total Net Leverage Ratio. As of June 30, 2023, the Applicable Rate for Term SOFR Loans is 1.25% per annum and the Applicable Rate for ABR Loans is 0.25% per annum. SOFR based loans also include a Credit Spread Adjustment based on the duration of the borrowing.
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
As of June 30, 2023 and December 31, 2022, the Company had no borrowings outstanding under the Amended Credit Agreement and was in compliance with all covenants.
8. ACCELERATED SHARE REPURCHASE (“ASR”) PROGRAM
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

Overview
Medifast is the health and wellness company known for its habit-based and Coach-guided lifestyle solution OPTAVIA®, which provides people with a simple, yet comprehensive approach to help them achieve lasting optimal health and wellbeing. OPTAVIA offers clinically proven plans, scientifically developed products and a framework for habit creation reinforced by independent Coaches and Community support. As a physician-founded company with a 40+ year history, Medifast is a leader in the U.S. weight management industry. The company continues to innovate and build upon its scientific and clinical heritage to deliver on its mission of offering the world Lifelong Transformation, One Healthy Habit at a Time®.
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
We help customers achieve their health goals through a network of approximately 53,100 independent active earning OPTAVIA Coaches, about 90% of whom were customers first, and have impacted more than 3 million lives to date. OPTAVIA Coaches introduce customers to a set of healthy habits, in most cases starting with the habit of healthy eating, and offer exclusive OPTAVIA-branded Fuelings. Fuelings are nutrient-dense, portion-controlled, nutritionally interchangeable and simple to use. They are formulated with high-quality ingredients and are fortified with probiotic BC30™ cultures, vitamins and minerals, as well as other nutrients essential for good health. Our products support the process of integrating healthy habits into our customers’ day-to-day lives.
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
Recent Initiatives
As part of the Company’s recently announced Fuel for the Future program, which is intended to optimize spending through value engineering, operational efficiency and improved procurement, and is expected to free up capital to invest in growth initiatives and raise margins. As a part of these efforts and due to economic changes in the Asia-Pacific region following the COVID-19 pandemic, Medifast exited its operations in Hong Kong and Singapore as of July 1, 2023. This transition is intended to help better prioritize resources that were previously dedicated to these markets in order to support initiatives that the Company anticipates will have a greater impact on revenues and profitability. This includes investing in technology and digital capabilities as well as rolling out product offerings that are complementary to its existing program, bringing OPTAVIA to new demographics and expanding the Company's total addressable market considerably.
On July 27, 2023, the Company announced a new product line, OPTAVIA ACTIVE, which includes premium amino acid supplements and protein powders, OPTAVIA ACTIVE Essential Amino Acid (EAAs) Blend and OPTAVIA ACTIVE Whey Protein, with other products expected to be rolled out next year. Both products are designed to help new and existing customers of all fitness levels. With the announcement of the new product line, the Company targets new customer segments and triples its total addressable market by entering the sports nutrition category, a $30 billion market. Formulated to work with or without OPTAVIA nutrition plans and guided by Coach support, OPTAVIA ACTIVE, similar to the Company’s other lines of products, is backed by science, made with no colors, flavors or sweeteners from artificial sources and is Informed Sport certified, which is a global standard in sports nutrition quality control that ensures its certified products contain no banned substances. The Company plans to launch OPTAVIA ACTIVE to customers in September 2023.
Through a small pilot launched in 2023, in partnership with a network of several telehealth providers, the Company began exploring a combination of its habit-based, Coach-guided solution, OPTAVIA, together with innovations in medically supported weight loss, including GLP-1 drugs.
Medifast plans to continue investing in its offer to support all areas of its proprietary Habits of Health Transformational System, which includes weight loss, motion, hydration, sleep, and other macro-habits. The Company is committed to innovating as the industry evolves to continue delivering evidence-based solutions that are effective in helping customers create healthy habits and reach their wellness goals.
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

Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical estimates during the first six months of 2023.
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the 2022 Form 10-K. We consider all of our significant accounting policies and estimates to be critical. During Q1 2023 we made a change to our customer terms and conditions (“Customer T&Cs”) that resulted in a change to our revenue recognition policy which is described below. There were no other significant changes in our critical accounting policies during the first six months of 2023.

Revenue Recognition: Our revenue is derived primarily from point of sale transactions executed over an e-commerce platform for weight loss, weight management, and other healthy living products. Prior to a change in our Customer T&Cs in the first quarter of 2023, revenue was recognized upon receipt by the customer and net of discounts, rebates, promotional adjustments, price adjustments, allocated consideration to loyalty programs, and estimated returns. Upon the change of our Customer T&Cs, revenue is now recognized upon delivery to the shipping carrier and net of discounts, rebates, promotional adjustments, price adjustments, allocated consideration to loyalty programs, and estimated returns. The impact of this change to the quarter ended March 31, 2023 was an increase of approximately $9.1 million in revenue and $2.8 million of income from operations.

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a point in time accounted for substantially all of our revenue for the six months ended June 30, 2023 and 2022. Revenue on these contracts is recognized when the obligations under the terms of the contract with our customer are satisfied.

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

We reduce the transaction price for customer reward programs and certain incentive offerings including pricing arrangements, promotions, and incentives that represent variable consideration and separate performance obligations. The Company accounts for sales rewards that provide the customer with a material right as a separate performance obligation of the transactions, and therefore allocates consideration between the initial sale of products and the customer reward program and incentive offering.

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

Overview of Results of Operations
Our product sales accounted for approximately 98% of our revenues for each of the three months ended June 30, 2023 and 2022.
The following tables reflect our income statements (in thousands, except percentages):

	Three months ended June 30,
	2023	2022	$ Change	% Change

Revenue	$296,188	$453,333	$(157,145)	(34.7)%
Cost of sales	85,473	131,651	(46,178)	(35.1)%
Gross profit	210,715	321,682	(110,967)	(34.5)%

Selling, general, and administrative	172,009	272,718	(100,709)	(36.9)%

Income from operations	38,706	48,964	(10,258)	(21.0)%

Other income (expense)
Interest income (expense)	462	(164)	626	381.7%
Other expense	(51)	(4)	(47)	(1175.0)%
	411	(168)	579	344.6%

Income from operations before income taxes	39,117	48,796	(9,679)	(19.8)%

Provision for income taxes	8,837	9,683	(846)	(8.7)%

Net income	$30,280	$39,113	$(8,833)	(22.6)%

% of revenue
Gross profit	71.1%	71.0%
Selling, general, and administrative costs	58.1%	60.2%
Income from operations	13.1%	10.8%

	Six months ended June 30,
	2023	2022	$ Change	% Change

Revenue	$645,170	$870,933	(225,763)	(25.9)%
Cost of sales	188,065	246,965	(58,900)	(23.8)%
Gross profit	457,105	623,968	(166,863)	(26.7)%

Selling, general, and administrative	364,887	519,917	(155,030)	(29.8)%

Income from operations	92,218	104,051	(11,833)	(11.4)%

Other income (expense)
Interest income (expense)	281	(259)	540	208.5%
Other expense	(53)	(20)	(33)	(165.0)%
	228	(279)	507	181.7%

Income from operations before income taxes	92,446	103,772	(11,326)	(10.9)%

Provision for income taxes	22,198	22,878	(680)	(3.0)%

Net income	$70,248	$80,894	$(10,646)	(13.2)%

% of revenue
Gross profit	70.9%	71.6%
Selling, general, and administrative costs	56.6%	59.7%
Income from operations	14.3%	11.9%

Revenue: Revenue decreased $157.1 million, or 34.7%, to $296.2 million for the three months ended June 30, 2023 from $453.3 million for the three months ended June 30, 2022. The decline in revenue for the three months ended June 30, 2023 was primarily driven by a decrease in the number of active earning OPTAVIA Coaches to 53,100 as of June 30, 2023 from 68,000 as of June 30, 2022 and the decline in the productivity per active earning OPTAVIA Coach. The average revenue per active earning OPTAVIA Coach was $5,578 for the three months ended June 30, 2023 compared to $6,667 for the three months ended June 30, 2022. Revenue decreased $225.8 million, or 25.9%, to $645.2 million for the six months ended June 30, 2023 from $870.9 million for the six months ended June 30, 2023. The decline in revenue for the six months ended June 30, 2023 was driven by a decrease in the number of active earnings OPTAVIA Coaches and the decline in productivity per active earnings OPTAVIA Coach, partially offset by a $9.1 million impact from a timing difference related to changes in the Company’s sales order terms and conditions with its customers in the first quarter. The average revenue per active earning OPTAVIA Coach was $5,771 for the six months ended June 30, 2023 compared to $6,603 for the six months ended June 30, 2022. The decrease in productivity per active earning OPTAVIA Coach for the three months ended June 30, 2023 and six months ended June 30, 2023 was driven by continued pressure on customer acquisition, partially offset by a price increase implemented in November 2022.
Cost of sales: Cost of sales decreased $46.2 million, or 35.1%, to $85.5 million from $131.7 million for the three months ended June 30, 2023 from the corresponding period in 2022. Cost of sales decreased $58.9 million, or 23.8%, to $188.1 million from $247.0 million for the six months ended June 30, 2023. The decrease in cost of sales for the three months ended June 30, 2023 and six months ended June 30, 2023 was primarily driven by decreased volumes, partially offset by higher product costs resulting from inflationary pressures on raw ingredient costs, shipping costs, and labor costs.
Gross profit: For the three months ended June 30, 2023, gross profit decreased $111.0 million, or 34.5%, to $210.7 million from $321.7 million for the three months ended June 30, 2022. The decrease in gross profit for the three months ended June 30, 2023 was due to lower revenue. As a percentage of revenue, gross profit increased 10 basis points to 71.1% for the three months ended June 30, 2023 from 71.0% for the corresponding period in 2022. For the six months ended June 30, 2023, gross profit decreased $166.9 million, or 26.7%, to $457.1 million from $624.0 million for the six months ended June 30, 2023. The decrease in gross profit for the six months ended June 30, 2023 was due to lower revenue as well as cost inflation from raw ingredient costs, shipping costs, and labor costs. As a percentage of revenue, gross profit decreased 70 basis points to 70.9% for the six months ended June 30, 2023 from 71.6% for the corresponding period in 2022. The decrease in gross profit as a percentage of revenue for the six months ended June 30, 2023 is due to deleveraging of fixed costs due to lower volumes and product cost inflation.
Selling, general, and administrative: SG&A expenses were $172.0 million for the three months ended June 30, 2023, a decrease of $100.7 million, or 36.9%, as compared to $272.7 million from the corresponding period in 2022. As a percentage of revenue, SG&A expenses were 58.1% for the three months ended June 30, 2023 as compared to 60.2% for the corresponding period in 2022. SG&A expenses included research and development costs of $1.1 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, in connection with the development of new products, programs and clinical research activities. SG&A expenses were $364.9 million for the six months ended June 30, 2023, a decrease of $155.0 million, or 29.8%, as compared to $519.9 million from the corresponding period in 2022. As a percentage of revenue, SG&A expenses were 56.6% for the six months ended June 30, 2023 as compared to 59.7% for the corresponding period in 2022. SG&A expenses included research and development costs of $2.1 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively, in connection with the development of new products and programs and clinical research activities. SG&A expenses decreased for the three months ended June 30, 2023 and six months ended June 30, 2023 primarily due to progress on several cost reduction and optimization initiatives, charitable donations in the second quarter of 2022 that did not recur in 2023, and decreased Coach compensation due to lower volumes and fewer active earning Coaches.
Income from operations: For the three months ended June 30, 2023, income from operations decreased $10.3 million to $38.7 million from $49.0 million for the corresponding period in 2022 primarily as a result of decreased gross profit partially offset by decreased SG&A expenses. Income from operations as a percentage of revenue increased to 13.1% for the three months ended June 30, 2023 from 10.8% for the corresponding period in 2022 due to the factors described above impacting revenue and SG&A expenses. For the six months ended June 30, 2023, income from operations decreased $11.8 million to $92.2 million from $104.1 million for the corresponding period in 2022 primarily as a result of decreased gross profit partially offset by decreased SG&A expenses. Income from operations as a percentage of revenue increased to 14.3% for the six months ended June 30, 2023 from 11.9% for the corresponding period in 2022 due to the factors above impacting revenue and SG&A expenses.
Provision for income taxes: For the three months ended June 30, 2023, the Company recorded $8.8 million in income tax expense, an effective tax rate of 22.6%, as compared to $9.7 million in income tax expense, an effective tax rate of 19.8%, for the three months ended June 30, 2022. The increase in the effective tax rate for the three months ended June 30, 2023 was primarily driven by a decrease in the tax benefit for charitable donations of inventory in the quarter. For the six months ended June 30, 2023, the Company recorded $22.2 million in income tax expense, an effective tax rate of 24.0%, as compared to $22.9 million in income tax expense, an effective tax rate of 22.0%, for the six months ended June 30, 2022. The increase in the effective tax rate for the six months ended June 30, 2023 was primarily driven by a decrease in the tax benefit for charitable donations of inventory as well as an increase in the limitations on executive compensation and meals and entertainment costs partially offset by an increase in the tax benefit for research and development tax costs.
Net income: Net income was $30.3 million and $70.2 million, or $2.77 and $6.43 per diluted share for the three and six months ended June 30, 2023 as compared to $39.1 million and $80.9 million, or $3.42 and $7.01 per diluted share, for the three and six months ended June 30, 2022. The period-over-period changes were driven by the factors described above in the section titled “Income from operations.
Liquidity and Capital Resources
The Company had stockholders’ equity of $185.6 million and working capital of $113.9 million at June 30, 2023 as compared with $155.0 million and $81.9 million at December 31, 2022, respectively. The $30.5 million net increase in stockholders’ equity reflects $70.2 million in net income for the six months ended June 30, 2023 offset by $3.6 million used for repurchases of the Company’s common stock and $36.2 million for declared dividends paid to holders of the Company’s common stock as well as the other equity transactions described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in this report. On June 15, 2023, the Company declared a quarterly dividend of $1.65 per share payable on August 8, 2023, to stockholders of record as of June 27, 2023. Future share repurchases and the payment of any future dividends are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, industry conditions, covenant compliance, changes in laws and regulations, current economic environment and other factors considered relevant. The Company’s cash, and cash equivalents increased from $87.7 million at December 31, 2022 to $147.4 million at June 30, 2023.
Net cash provided by operating activities increased by $19.8 million to $107.2 million for the six months ended June 30, 2023 from $87.4 million for the six months ended June 30, 2022 primarily driven by a $26.9 million increase related to changes in inventory balances, a $4.1 million increase in prepaid expenses and other current assets, a $6.0 million increase in other assets and a $11.5 million reduction in income taxes payable, partially offset by a reduction in net income, a $2.0 million reduction in share-based compensation, and a $17.9 million reduction in accounts payable and accrued expenses. We decreased our inventory purchases during the period ended June 30, 2023 to align with sales demand. Accounts payable and accrued expenses decreased due to the timing of payments.
Net cash used in investing activities was $3.9 million for the six months ended June 30, 2023 as compared to $0.6 million for the six months ended June 30, 2022.
Net cash used in financing activities decreased by $86.4 million to $43.7 million for the six months ended June 30, 2023 from $130.1 million for the six months ended June 30, 2022. This decrease was primarily due to the $100.0 million accelerated share repurchase (“ASR”) program as of June 30, 2022 that did not recur in 2023, a $16.4 million decrease in other repurchases of the Company’s common stock, partially offset by $27.0 million in borrowings under revolving credit facility as of June 30, 2022 that did not recur in 2023.
In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements in both the short term and the long term, if any, to be funded from operating cash flow and financing activities.
From time to time the Company evaluates potential acquisitions that complement our business. If consummated, any such transactions may use a portion of our working capital or require the issuance of equity or debt. We have no present understandings, commitments or agreements with respect to any material acquisitions.
On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. On May 31, 2022, the Credit Agreement was amended to increase the borrowing capacity and convert the interest rate to be based on SOFR, from LIBOR (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $225.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. The Amended Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Amended Credit Agreement contains affirmative and negative covenants customarily applicable to credit facilities. As of June 30, 2023, the Company had no borrowings under the credit facility and was in compliance with all of its debt covenants.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes.
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our credit facility. The Company did not have any outstanding borrowings or investments at June 30, 2023, and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions.
There have been no material changes to our market risk exposure since December 31, 2022.
Item 4. Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Act, as amended, as of June 30, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2023	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	13	91.65	—	1,323,568
May 1 - May 31	—	—	—	1,323,568
June 1 - June 30	654	80.49	—	1,323,568
(1)Also included are shares of common stock surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock and performance-based share awards previously granted to such employees and directors.
(2)At the outset of the quarter ended June 30, 2023, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the stock repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
As of June 30, 2023, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

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

101
The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed August 7, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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
Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 7, 2023

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 7, 2023