Form 10-Q
period 2023-09-30
MEDIFAST INC
filed 2023-11-06
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
The number of shares of the registrant’s common stock outstanding at October 23, 2023 was 10,892,602.

Medifast, Inc. and Subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in thousands, except per share amounts & dividend data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue	$235,869	$390,398	$881,039	$1,261,332
Cost of sales	58,492	107,549	246,558	354,515
Gross profit	177,377	282,849	634,481	906,817

Selling, general, and administrative	151,868	234,693	516,755	754,610

Income from operations	25,509	48,156	117,726	152,207

Other income (expense)
Interest income (expense)	1,033	(261)	1,314	(519)
Other income (expense)	7	(17)	(45)	(37)
	1,040	(278)	1,269	(556)

Income from operations before income taxes	26,549	47,878	118,995	151,651

Provision for income taxes	3,418	11,723	25,615	34,601

Net income	$23,131	$36,155	$93,380	$117,050

Earnings per share - basic	$2.12	$3.30	$8.58	$10.37

Earnings per share - diluted	$2.12	$3.27	$8.55	$10.30

Weighted average shares outstanding
Basic	10,892	10,964	10,881	11,290
Diluted	10,933	11,042	10,925	11,369

Cash dividends declared per share	$1.65	$1.64	$4.95	$4.92
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net income	$23,131	$36,155	$93,380	$117,050

Other comprehensive income, net of tax:
Foreign currency translation	27	123	125	300
Unrealized losses on investment securities	(9)	—	(9)	(21)
	18	123	116	279

Comprehensive income	$23,149	$36,278	$93,496	$117,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in thousands, except par value)

	September 30, 2023	December 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$112,751	$87,691
Investment securities	45,009	—
Inventories	58,227	118,856
Prepaid expenses and other current assets	8,289	16,237
Total current assets	224,276	222,784

Property, plant and equipment - net of accumulated depreciation	53,484	57,185
Right-of-use assets	15,681	18,460
Other assets	15,753	12,456
Deferred tax assets	10,825	5,328

TOTAL ASSETS	$320,019	$316,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$103,223	$134,690
Income taxes payable	1,417	428
Current lease obligations	5,472	5,776
Total current liabilities	110,112	140,894

Lease obligations, net of current lease obligations	16,872	20,275
Total liabilities	126,984	161,169

Stockholders' Equity
Common stock, par value $0.001 per share: 20,000 shares authorized;
10,892 and 10,928 issued and 10,892 and 10,873 outstanding
at September 30, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	24,107	21,555
Accumulated other comprehensive income	141	24
Retained earnings	168,776	139,852
Less: treasury stock at cost, 0 and 54 shares at September 30, 2023 and December 31, 2022, respectively	—	(6,398)
Total stockholders' equity	193,035	155,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$320,019	$316,213
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollar in thousands)

	Nine months ended September 30,
	2023	2022

Operating Activities
Net income	$93,380	$117,050
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	9,754	8,026
Non-cash lease expense	3,532	4,740
Share-based compensation	5,795	8,103
Loss on sale or disposal of property, plant and equipment	622	—
Amortization of premium on investment securities	—	14
Deferred income taxes	(5,497)	(1,746)
Change in operating assets and liabilities:
Inventories	60,629	34,764
Prepaid expenses and other current assets	7,948	1,889
Other assets	(4,674)	(8,545)
Accounts payable and accrued expenses	(35,343)	(22,259)
Income taxes payable	989	795
Net cash flow provided by operating activities	137,135	142,831

Investing Activities
Sale and maturities of investment securities	—	5,267
Purchase of investment securities	(44,779)	—
Purchase of property and equipment	(5,537)	(7,617)
Net cash flow used in investing activities	(50,316)	(2,350)

Financing Activities
Options exercised by directors	105	—
Net shares repurchased for employee taxes	(3,348)	(1,504)
Cash dividends paid to stockholders	(55,039)	(53,698)
Stock repurchases	(3,602)	(120,048)
Net cash flow used in financing activities	(61,884)	(175,250)

Foreign currency impact	125	296

Increase (Decrease) in cash and cash equivalents	25,060	(34,473)
Cash and cash equivalents - beginning of the period	87,691	104,183
Cash and cash equivalents - end of period	$112,751	$69,710

Supplemental disclosure of cash flow information:
Income taxes paid	$30,169	$33,906
Dividends declared included in accounts payable	$19,184	$19,395
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. dollars in thousands)

	Nine months ended September 30, 2023
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2022	10,928	$11	$21,555	$24	$139,852	$(6,398)	$155,044
Net income	—	—	—	—	39,968	—	39,968
Share-based compensation	69	—	606	—	—	—	606
Options exercised by directors	4	—	105	—	—	—	105
Net shares repurchased for employee taxes	(30)	—	(3,236)	—	—	—	(3,236)
Treasury stock from stock repurchases	—	—	—	—	—	(3,602)	(3,602)
Treasury stock retired from stock repurchases	(84)	—	—	—	(10,000)	10,000	—
Other comprehensive income	—	—	—	9	—	—	9
Cash dividends declared to stockholders	—	—	—	—	(17,994)	—	(17,994)

Balance, March 31, 2023	10,887	$11	$19,030	$33	$151,826	$—	$170,900
Net income	—	—	—	—	30,280	—	30,280
Share-based compensation	2	—	2,514	—	—	—	2,514
Net shares repurchased for employee taxes	—	—	(2)	—	—	—	(2)
Other comprehensive income	—	—	—	90	—	—	90
Cash dividends declared to stockholders	—	—	—	—	(18,221)	—	(18,221)

Balance, June 30, 2023	10,889	$11	$21,542	$123	$163,885	$—	$185,561
Net income	—	—	—	—	23,131	—	23,131
Share-based compensation	4	—	2,675	—	—	—	2,675
Net shares repurchased for employee taxes	(1)	—	(110)	—	—	—	(110)
Other comprehensive income	—	—	—	18	—	—	18
Cash dividends declared to stockholders	—	—	—	—	(18,240)	—	(18,240)

Balance, September 30, 2023	10,892	$11	$24,107	$141	$168,776	$—	$193,035
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine months ended September 30, 2022
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2021	11,594	$12	$12,018	$111	$190,333	$—	$202,474
Net income	—	—	—	—	41,781	—	41,781
Share-based compensation	18	—	2,275	—	—	—	2,275
Net shares repurchased for employee taxes	(8)	—	(1,459)	—	—	—	(1,459)
Treasury stock from stock repurchases	—	—	—	—	—	(10,000)	(10,000)
Treasury stock retired from stock repurchases	(51)	—	—	—	(10,000)	10,000	—
Other comprehensive income	—	—	—	16	—	—	16
Cash dividends declared to stockholders	—	—	—	—	(19,063)	—	(19,063)

Balance, March 31, 2022	11,553	$12	$12,834	$127	$203,051	$—	$216,024
Net income	—	—	—	—	39,113	—	39,113
Share-based compensation	1	—	2,865	—	—	—	2,865
Net shares repurchased for employee taxes	—	—	(20)	—	—	—	(20)
Treasury stock from stock repurchases	—	—	—	—	—	(90,038)	(90,038)
Treasury stock retired from stock repurchases	(535)	(1)	—	—	(90,038)	90,038	(1)
Stock Repurchases, not yet settled	—	—	(15,679)	—	(4,331)	—	(20,010)
Other comprehensive income	—	—	—	141	—	—	141
Cash dividends declared to stockholders	—	—	—	—	(18,598)	—	(18,598)

Balance, June 30, 2022	11,019	$11	$—	$268	$129,197	$—	$129,476
Net income	—	—	—	—	36,155	—	36,155
Share-based compensation	1	—	2,963	—	—	—	2,963
Net shares repurchased for employee taxes	—	—	(25)	—	—	—	(25)
Treasury stock from stock repurchases	—	—	—	—	—	(20,010)	(20,010)
Treasury stock retired from stock repurchases	(91)	—	—	—	(20,010)	20,010	—
Settlement of accelerated share repurchase agreement	—	—	15,679	—	4,331	—	20,010
Other comprehensive income	—	—	—	123	—	—	123
Cash dividends declared to stockholders	—	—	—	—	(18,170)	—	(18,170)

Balance, September 30, 2022	10,929	$11	$18,617	$391	$131,503	$—	$150,522
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
The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2023. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the 2022 Form 10-K.
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
Recently Issued Accounting Pronouncements - The Company has not adopted any new accounting standards during the nine months ended September 30, 2023. There are no recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations, cash flows, or disclosures.
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
Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022

Raw materials	$8,491	$12,670
Packaging	2,269	3,611
Non-food finished goods	4,426	8,738
Finished goods	49,558	97,675
Reserve for obsolete inventory	(6,517)	(3,838)
Total	$58,227	$118,856

3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.
The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Numerator:
Net income	$23,131	$36,155	$93,380	$117,050

Denominator:
Weighted average shares of common stock outstanding	10,892	10,964	10,881	11,290
Effect of dilutive common stock equivalents	41	78	44	79
Weighted average shares of common stock outstanding	10,933	11,042	10,925	11,369

Earnings per share - basic	$2.12	$3.30	$8.58	$10.37

Earnings per share - diluted	$2.12	$3.27	$8.55	$10.30
The calculation of diluted EPS excluded 13 thousand and 10 thousand antidilutive restricted stock awards for the three months ended September 30, 2023 and 2022, respectively, and 15 thousand and 3 thousand antidilutive restricted stock awards for the nine months ended September 30, 2023 and 2022, respectively. EPS is computed independently for each of the periods presented above, and accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.
4. SHARE-BASED COMPENSATION
Stock Options
The Company has issued non-qualified and incentive stock options to employees and non-employee directors. The fair value of these options are estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of September 30, 2023 generally vested over a period of 3 years and expire 10 years from the date of grant. The exercise price of these options ranges from $26.52 to $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield is computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the nine months ended September 30, 2023 and 2022, the Company did not grant stock options.

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
As of September 30, 2023, the weighted-average remaining contractual life for both the outstanding stock options and exercisable stock options was 3.8 years with an aggregate intrinsic value of $0.5 million. The compensation expense calculated under the fair value method for the nine months ended September 30, 2023 was less than $0.1 million and was fully recognized during the period. For the nine months ended September 30, 2023, the Company received $0.1 million in cash proceeds from the exercise of stock options. The total intrinsic value for stock options exercised during the nine months ended September 30, 2023 was $0.3 million.
Restricted Stock
The Company has issued restricted stock to employees and non-employee directors generally with vesting terms up to 5 years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period.
The following table summarizes our restricted stock activity (in thousands, except per share data):

	Nine months ended September 30,
	2023		2022
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of period	60	$188.11	44	$183.51
Granted	86	97.96	38	176.60
Vested	(25)	169.46	(19)	156.16
Forfeited	(5)	142.11	(1)	186.53
Outstanding at end of the period	116	$127.57	62	$187.83
The Company withheld approximately 10 thousand shares and 8 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the nine months ended September 30, 2023 and 2022, respectively. The total fair value of restricted stock awards vested during the nine months ended September 30, 2023 and 2022 was $2.6 million and $3.4 million, respectively.
Market and Performance-based Share Awards
The Company has issued market and performance-based share awards to certain key executives who were granted deferred shares and may earn between 0% and 250% of the target number depending upon both the Company’s total stockholder return (“TSR”) and the Company’s performance against predetermined performance goals over a three-year performance period. Market and performance-based share awards that are tied to the Company’s TSR are valued using the Monte Carlo method and are recognized ratably as expense over the award’s performance period. The fair value of the performance-based share awards is equal to the market price of the Company’s common stock on the date of grant adjusted by expected level of achievement over the performance period. Expense for performance-based share awards is amortized ratably over the performance period. In the event that management determines that the Company will not reach the lower threshold of the predetermined performance goals established in the grant agreement, any previously recognized expense is reversed in the period in which such a determination is made. Management determined that the market and performance-based share awards granted in 2022 would not reach the lower threshold of the predetermined performance goal resulting in a $1.4 million decrease in the Company’s share-based compensation expense for the nine months ended September 30, 2023.
The Company withheld approximately 22 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the issuance of shares of market and performance-based share awards for the nine months ended September 30, 2023. No market and performance-based share awards vested and no shares were withheld to cover minimum tax liability withholding obligations for the nine months ended September 30, 2022. The total fair value of market and performance-based share awards issued during the nine months ended September 30, 2023 and 2022 was $5.7 million and $0, respectively.
Share-based compensation expense for all types of awards granted is recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Income. The total expense during the three months ended September 30, 2023 and 2022 as follows (in thousands):

	Three months ended September 30,
	2023		2022
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	145	$1,558	90	$1,392
Market and performance-based share awards granted in 2023	47	487	—	—
Market and performance-based share awards granted in 2022	24	—	25	438
Performance-based share awards granted in 2021	14	620	15	654
Performance-based share awards granted in 2020	28	10	26	479
Total share-based compensation	258	$2,675	156	$2,963
The total expense during the nine months ended September 30, 2023 and 2022 as follows (in thousands):

	Nine months ended September 30,
	2023		2022
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	145	$4,426	90	$3,789
Market and performance-based share awards granted in 2023	47	1,048	—	—
Market and performance-based share awards granted in 2022	24	(1,388)	25	950
Performance-based share awards granted in 2021	14	1,600	15	1,941
Performance-based share awards granted in 2020	28	109	26	1,423
Total share-based compensation	258	$5,795	156	$8,103
The total income tax benefit recognized in the accompanying Condensed Consolidated Statements of Income for stock awards was $0.3 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $0.4 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.

There was $9.3 million of total unrecognized compensation cost related to restricted stock awards as of September 30, 2023, which is expected to be recognized over a weighted-average period of 1.9 years. There was $5.1 million of unrecognized compensation costs related to the 113 thousand market and performance-based shares presented in the table above as of September 30, 2023, which is expected to be recognized over a weighted-average period of 1.8 years.

5. LEASES
Operating Leases
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of September 30, 2023 and 2022, respectively, or during the nine-month periods then ended, respectively.
The Company’s leases relating to office and warehouse space have lease terms ranging from 19 months to 122 months. The Company’s leases relating to equipment have lease terms ranging from 24 months to 203 months, with certain of them having automatic renewal clauses.
The Company’s warehouse agreements also contain non-lease components, in the form of payments towards variable logistics services and labor charges, which the Company is obligated to pay based on the services consumed by it. Such amounts are not included in the measurement of the lease liability but are recognized as expenses when they are incurred.
The operating lease expense was $1.1 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively, and $3.9 million and $5.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Nine months ended September 30,
	2023	2022

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$4,838	$5,413

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$753	$103
As of September 30, 2023, the weighted average remaining lease term was 4 years, 2 months and the weighted average discount rate was 2.00%.
The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2023 (in thousands):

2023 (excluding the nine months ended September 30, 2023)	$1,435
2024	5,955
2025	6,095
2026	4,438
2027	2,553
Thereafter	2,858
Total lease payments	$23,334
Less: imputed interest	(990)
Total	$22,344

6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	September 30, 2023	December 31, 2022

Foreign currency translation	$150	$24
Unrealized net losses on investment securities	(9)	—
Accumulated other comprehensive (loss)/income	$141	$24
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
The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	September 30, 2023
	Cost	Unrealized Gains (Losses)	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$107,656	$—	$—	$107,656	$107,656	$—

Level 1:
Money market accounts	5,033	—	62	5,095	5,095	—
Government & agency securities	15,200	17	28	15,245	—	15,245
	20,233	17	90	20,340	5,095	15,245

Level 2:
Corporate bonds	29,579	(26)	211	29,764	—	29,764

Total	$157,468	$(9)	$301	$157,760	$112,751	$45,009

	December 31, 2022
	Cost	Unrealized Gains (Losses)	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash	$87,691	$—	$—	$87,691	$87,691	$—

Level 1:
Money market accounts	—	—	—	—	—	—
Government & agency securities	—	—	—	—	—	—
	—	—	—	—	—	—

Total	$87,691	$—	$—	$87,691	$87,691	$—

The Company had no realized gain or loss for the three and nine months ended September 30, 2023 and 2022.
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
Revolving borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to (i) the Term SOFR Rate for the interest period plus the Applicable Rate (as defined in the Amended Credit Agreement) based on the Company’s Total Net Leverage Ratio or (ii) the Alternate Base Rate (as defined in the Amended Credit Agreement) as in effect from time to time plus the Applicable Rate based on the Company’s Total Net Leverage Ratio. As of September 30, 2023, the Applicable Rate for Term SOFR Loans is 1.25% per annum and the Applicable Rate for ABR Loans is 0.25% per annum. SOFR based loans also include a Credit Spread Adjustment based on the duration of the borrowing.
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

As of September 30, 2023 and December 31, 2022, the Company had no borrowings outstanding under the Amended Credit Agreement and was in compliance with all covenants.
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
Overview
Medifast is the health and wellness company known for its habit-based and Coach-guided lifestyle solution OPTAVIA®, which provides people with a simple, yet comprehensive approach to help them achieve lasting optimal health and wellbeing. OPTAVIA offers clinically proven plans, scientifically developed products and a framework for habit creation reinforced by independent Coaches and Community support. As a physician-founded company with a 40+ year history, Medifast is a leader in the U.S. weight management industry, and has impacted more than 3 million lives to date. The company continues to innovate and build upon its scientific and clinical heritage to deliver on its mission of offering the world Lifelong Transformation, One Healthy Habit at a Time®.
Our OPTAVIA brand offers a highly competitive and effective lifestyle solution centered on developing new healthy habits through smaller, foundational changes called microHabits. OPTAVIA is built around four key components:
•Independent OPTAVIA Coaches: Coaches, about 90% of whom first started as Customers, provide individualized support and guidance to their Clients along their journeys to optimal health and wellbeing.
•OPTAVIA Community: A Community of like-hearted people provide each other with real-time connection and support.
•The Habits of Health® Transformational System: A proprietary evidence-based and holistic approach to lifestyle transformation which offers guidance on simple ways to create healthy habits in every area of life.
•Products & Plans: Lifestyle plans with clinically proven health benefits and scientifically developed products, backed by dietitians, scientists and physicians.

We help customers achieve their health goals through a network of approximately 47,100 independent active earning OPTAVIA Coaches. OPTAVIA Coaches introduce customers to a set of healthy habits, in most cases starting with the habit of healthy eating, and offer exclusive OPTAVIA-branded “Fuelings.” Fuelings are nutrient-dense, portion-controlled, nutritionally interchangeable and simple to use. They are formulated with high-quality ingredients and are fortified with probiotic BC30™ cultures, vitamins and minerals, as well as other nutrients essential for good health. In the third quarter of 2023, the company announced OPTAVIA ACTIVE, a new line of premium exercise supplements and protein powders, OPTAVIA ACTIVE Essential Amino Acid (EAA) Blend and Whey Protein, designed to address age-related muscle mass decline and support muscle health. The new products work within existing OPTAVIA plans for those looking to achieve or maintain their optimal weight but also are a great solution for people wanting to enhance their health and wellbeing through movement. Our products support the process of integrating healthy habits into our customers’ day-to-day lives.
The OPTAVIA coaching model is customer-centric and boasts an energized health and wellness community. It promotes holistic health and wellness and positions healthy weight as a catalyst to greater lifestyle changes. OPTAVIA Coaches provide personalized support to customers and motivate them by sharing their passion for healthy living and lifestyle transformation.
OPTAVIA Coaches are another key to our success, as they share their own health and wellness experience and attract new customers, a portion of whom go on to become OPTAVIA Coaches. We offer economic incentives designed to support each OPTAVIA Coach’s long-term success, providing the opportunity to improve their finances while supporting the healthy lifestyles in their families and communities they interact with.1
OPTAVIA Coaches are independent contractors, not employees, who support customers and market our products and services to friends, family and other acquaintances, primarily through word of mouth, email and social media channels such as Facebook, Instagram, X (formerly known as Twitter) and video conferencing platforms. Products are shipped directly to OPTAVIA customers. OPTAVIA Coaches do not handle inventory or deliver merchandise to customers. This arrangement frees our OPTAVIA Coaches from having to manage inventory and allows them to maintain an arms-length transactional relationship while focusing their attention on support and encouragement.
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
Recent Initiatives
The Company’s Fuel for the Future program is intended to optimize spending through value engineering, operational efficiency and improved procurement, and is expected to free up capital to invest in growth initiatives and raise margins. As a part of these efforts and due to economic changes in the Asia-Pacific region following the COVID-19 pandemic, Medifast exited its operations in Hong Kong and Singapore as of July 1, 2023. This departure was executed with the intention to help better prioritize resources that were previously dedicated to these markets in order to support initiatives that the Company anticipates will have a greater impact on revenues and profitability. This includes investing in technology and digital capabilities as well as rolling out product offerings that are complementary to its existing program, bringing OPTAVIA to new demographics and expanding the Company's total addressable market.
Additionally, on July 27, 2023, the Company announced a new product line, which was launched to customers in September 2023, OPTAVIA ACTIVE, which includes premium amino acid supplements and protein powders, OPTAVIA ACTIVE Essential Amino Acid (EAAs) Blend and OPTAVIA ACTIVE Whey Protein, with other products expected to be rolled out in 2024. Both the EAA Blend and the Whey Protein are designed to help new and existing customers of all fitness levels. With the announcement of the new product line, the Company targets new customer demographic segments and triples its total addressable market by entering the sports nutrition category, a $30 billion market. Further, the new product line is expected to extend the lifetime value of customers by extending their time with their OPTAVIA Coach as customers learn to live the habit of healthy motion. Finally, the new products also extend our offerings by adding exercise, making OPTAVIA a strong choice for those interested in using lifestyle modification along with the support of medically supported weight loss. Formulated to
1 OPTAVIA makes no guarantee of financial success. Success with OPTAVIA results from successful sales efforts, which require hard work, diligence, skill, persistence, competence, and leadership. Please see the OPTAVIA Income Disclosure Statement (http://bit.ly/idsOPTAVIA) for statistics on actual earnings of Coaches.

work with or without OPTAVIA nutrition plans and guided by Coach support, OPTAVIA ACTIVE, similar to the Company’s other lines of products, is backed by science, made with no colors, flavors or sweeteners from artificial sources and is Informed Sport certified, which is a global standard in sports nutrition quality control that ensures its certified products contain no banned substances.
Through a small pilot launched in June 2023, in partnership with a network of several telehealth providers, the Company began exploring a combination of its habit-based, Coach-guided solution, OPTAVIA, together with innovations in medically supported weight loss, including GLP-1 medications. These pilots have provided valuable insight around potential future positioning and approach. The compelling three-way partnership between customer, clinician and Coach appears to resonate with the customer base who is interested in medically supported weight loss.
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
The Company is also pursuing expanding the customer base with a focus on Hispanic demographic groups in the US, where Medifast is underrepresented. To better connect with this group, we have translated approximately 70% of our main materials and website into Spanish, and expect to translate the remaining 30% by the end of the year. In October, in conjunction with National Hispanic Heritage month, the Company executed its first ever Spanish-language social and digital pilot, intended to build brand awareness and to learn how to best market OPTAVIA’s clinically proven health benefits and scientifically developed products, plans, Coaches and community to this growing demographic. The goal is to leverage the learnings from the social and digital pilot, with an anticipated larger, more comprehensive media effort to the US Hispanic market in 2024. We believe that advancing our business in the US Hispanic demographic will help us set the stage for future expansion into Latin America.
Macroeconomic Conditions
An overall decline in the health of the economy and other factors impacting consumer spending, such as natural disasters, pandemics, geopolitical conflicts, inflation and potential worsening in economic conditions may affect consumer purchases and reduce demand for our products. These uncertainties make it challenging for our management to estimate our future business performance.
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
In addition, beginning in February 2022, the war in Ukraine and corresponding events have had, and could continue to have, adverse effects on regional and global markets. Further, as the Israeli/Palestinian conflict in Gaza develops, it could have a similarly adverse impact on consumer sentiment and regional and global markets. While our operations are not directly impacted by these events, the duration of hostilities and the vast array of sanctions and related events (including cyberattacks) cannot be predicted. As a result, those events present uncertainty and risk. To date, the war in Ukraine and conflict in Gaza has had no material impact on our business.
In response to changing macroeconomic conditions, the Company may take further actions that alter its business operations as may be required by governmental authorities, or that are determined to be in the best interests of employees, OPTAVIA Coaches and customers.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical estimates during the first nine months of 2023.
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the 2022 Form 10-K. We consider all of our significant accounting policies and estimates to be critical. During Q1 2023 we made a change to our customer terms and conditions (“Customer T&Cs”) that resulted in a change to our revenue recognition policy which is described below. There were no other significant changes in our critical accounting policies during the first nine months of 2023.

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

Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a point in time accounted for substantially all of our revenue for the nine months ended September 30, 2023 and 2022. Revenue on these contracts is recognized when the obligations under the terms of the contract with our customer are satisfied.

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
Overview of Results of Operations
Our product sales accounted for approximately 98% of our revenues for each of the three months ended September 30, 2023 and 2022.

The following tables reflect our income statements (in thousands, except percentages):

	Three months ended September 30,
	2023	2022	$ Change	% Change

Revenue	$235,869	$390,398	$(154,529)	(39.6)%
Cost of sales	58,492	107,549	(49,057)	(45.6)%
Gross profit	177,377	282,849	(105,472)	(37.3)%

Selling, general, and administrative	151,868	234,693	(82,825)	(35.3)%

Income from operations	25,509	48,156	(22,647)	(47.0)%

Other income (expense)
Interest income (expense)	1,033	(261)	1,294	495.8%
Other income (expense)	7	(17)	24	141.2%
	1,040	(278)	1,318	474.1%

Income from operations before income taxes	26,549	47,878	(21,329)	(44.5)%

Provision for income taxes	3,418	11,723	(8,305)	(70.8)%

Net income	$23,131	$36,155	$(13,024)	(36.0)%

% of revenue
Gross profit	75.2%	72.5%
Selling, general, and administrative costs	64.4%	60.1%
Income from operations	10.8%	12.3%

	Nine months ended September 30,
	2023	2022	$ Change	% Change

Revenue	$881,039	$1,261,332	(380,293)	(30.2)%
Cost of sales	246,558	354,515	(107,957)	(30.5)%
Gross profit	634,481	906,817	(272,336)	(30.0)%

Selling, general, and administrative	516,755	754,610	(237,855)	(31.5)%

Income from operations	117,726	152,207	(34,481)	(22.7)%

Other income (expense)
Interest income (expense)	1,314	(519)	1,833	353.2%
Other expense	(45)	(37)	(8)	(21.6)%
	1,269	(556)	1,825	328.2%

Income from operations before income taxes	118,995	151,651	(32,656)	(21.5)%

Provision for income taxes	25,615	34,601	(8,986)	(26.0)%

Net income	$93,380	$117,050	$(23,670)	(20.2)%

% of revenue
Gross profit	72.0%	71.9%
Selling, general, and administrative costs	58.7%	59.8%
Income from operations	13.4%	12.1%

Revenue: Revenue decreased $154.5 million, or 39.6%, to $235.9 million for the three months ended September 30, 2023 from $390.4 million for the three months ended September 30, 2022. The decline in revenue for the three months ended September 30, 2023 was primarily driven by a decrease in the number of active earning OPTAVIA Coaches to 47,100 as of September 30, 2023 from 66,200 as of September 30, 2022 and the decline in the productivity per active earning OPTAVIA Coach. The average revenue per active earning OPTAVIA Coach was $5,008 for the three months ended September 30, 2023 compared to $5,897 for the three months ended September 30, 2022. Revenue decreased $380.3 million, or 30.2%, to $881.0 million for the nine months ended September 30, 2023 from $1,261.3 million for the nine months ended September 30, 2023. The decline in revenue for the nine months ended September 30, 2023 was driven by a decrease in the number of active earning OPTAVIA Coaches and the decline in productivity per active earnings OPTAVIA Coach, partially offset by a $9.1 million impact from a timing difference related to changes in the Company’s sales order terms and conditions with its customers in the first quarter. The average revenue per active earning OPTAVIA Coach was $5,545 for the nine months ended September 30, 2023 compared to $6,367 for the nine months ended September 30, 2022. The decrease in productivity per active earning OPTAVIA Coach for the three months ended September 30, 2023 and nine months ended September 30, 2023 was driven by continued pressure on customer acquisition, partially offset by a price increase implemented in November 2022.
Cost of sales: Cost of sales decreased $49.1 million, or 45.6%, to $58.5 million from $107.5 million for the three months ended September 30, 2023 from the corresponding period in 2022. The decrease in cost of sales for the three months ended September 30, 2023 was primarily driven by decreased volumes, efficiencies in inventory management and lower supply chain costs including benefits from the optimization of our distribution center footprint. These decreases are partially offset by higher product costs resulting from inflationary pressures on raw ingredient costs, shipping costs, and labor costs. Cost of sales decreased $108.0 million, or 30.5%, to $246.6 million from $354.5 million for the nine months ended September 30, 2023. The decrease in cost of sales for the nine months ended September 30, 2023 was primarily driven by decreased volumes, partially offset by higher product costs resulting from inflationary pressures on raw ingredient costs, shipping costs, and labor costs.
Gross profit: Gross profit decreased $105.5 million, or 37.3%, to $177.4 million from $282.8 million for the three months ended September 30, 2023 from the corresponding period in 2022. The decrease in gross profit for the three months ended

September 30, 2023 was due to lower revenue. As a percentage of revenue, gross profit increased 270 basis points to 75.2% for the three months ended September 30, 2023 from 72.5% for the corresponding period in 2022. Gross profit as a percentage of revenue was positively impacted by efficiencies in inventory management and lower supply chain costs including benefits from the optimization of our distribution center footprint. For the nine months ended September 30, 2023, gross profit decreased $272.3 million, or 30.0%, to $634.5 million from $906.8 million for the nine months ended September 30, 2023. The decrease in gross profit for the nine months ended September 30, 2023 was due to lower revenue as well as cost inflation from raw ingredient costs, shipping costs, and labor costs. As a percentage of revenue, gross profit increased 10 basis points to 72.0% for the nine months ended September 30, 2023 from 71.9% for the corresponding period in 2022.
Selling, general, and administrative: SG&A expenses were $151.9 million for the three months ended September 30, 2023, a decrease of $82.8 million, or 35.3%, as compared to $234.7 million from the corresponding period in 2022. SG&A expenses decreased for the three months ended September 30, 2023 primarily due to decreased Coach compensation on lower volumes and fewer active earning Coaches, as well as progress on several cost reduction and optimization initiatives, and charitable donations in 2022. As a percentage of revenue, SG&A expenses were 64.4% for the three months ended September 30, 2023 as compared to 60.1% for the corresponding period in 2022. SG&A expenses as a percentage of revenue increased for the three months ended September 30, 2023 primarily reflecting the loss of leverage on fixed costs due to lower sales volumes compared to 2022 as well as market research and investment costs related to medically supported weight loss activities. SG&A expenses included research and development costs of $1.3 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, in connection with the development of new products, programs and clinical research activities. SG&A expenses were $516.8 million for the nine months ended September 30, 2023, a decrease of $237.9 million, or 31.5%, as compared to $754.6 million from the corresponding period in 2022. As a percentage of revenue, SG&A expenses were 58.7% for the nine months ended September 30, 2023 as compared to 59.8% for the corresponding period in 2022 primarily reflecting progress on several cost reduction and optimization initiatives and charitable donations in 2022, partially offset by the loss of leverage on fixed costs due to lower sales volumes compared to 2022. SG&A expenses included research and development costs of $3.4 million and $3.3 million for the nine months ended September 30, 2023 and 2022, respectively, in connection with the development of new products and programs and clinical research activities. SG&A expenses decreased for the nine months ended September 30, 2023 primarily due to decreased Coach compensation on lower volumes and fewer active earning Coaches, as well as progress on several cost reduction and optimization initiatives, and charitable donations in 2022.
Income from operations: For the three months ended September 30, 2023, income from operations decreased $22.6 million to $25.5 million from $48.2 million for the corresponding period in 2022 primarily as a result of decreased gross profit partially offset by decreased SG&A expenses. Income from operations as a percentage of revenue decreased to 10.8% for the three months ended September 30, 2023 from 12.3% for the corresponding period in 2022 due to the factors described above impacting SG&A expenses, partially offset by the factors impacting gross profit. For the nine months ended September 30, 2023, income from operations decreased $34.5 million to $117.7 million from $152.2 million for the corresponding period in 2022 primarily as a result of decreased gross profit partially offset by decreased SG&A expenses. Income from operations as a percentage of revenue increased to 13.4% for the nine months ended September 30, 2023 from 12.1% for the corresponding period in 2022 due to the factors above impacting gross profit and SG&A expenses.
Provision for income taxes: For the three months ended September 30, 2023, the Company recorded $3.4 million in income tax expense, an effective tax rate of 12.9%, as compared to $11.7 million in income tax expense, an effective tax rate of 24.5%, for the three months ended September 30, 2022. The decrease in the effective tax rate for the three months ended September 30, 2023 was primarily driven by the increase in the tax benefit for charitable donations of inventory, an increase in research and development tax credits, and a decrease in state income taxes. During the quarter ended September 30, 2023, the Company completed its 2022 Federal income tax return, which included an update to the estimated tax-basis cost of charitable donations of inventory and the estimated research and development tax credits. For the nine months ended September 30, 2023, the Company recorded $25.6 million in income tax expense, an effective tax rate of 21.5%, as compared to $34.6 million in income tax expense, an effective tax rate of 22.8%, for the nine months ended September 30, 2022. The decrease in the effective tax rate for the nine months ended September 30, 2022 was primarily driven by the increase in the tax benefit for charitable donations of inventory.
Net income: Net income was $23.1 million and $93.4 million, or $2.12 and $8.55 per diluted share for the three and nine months ended September 30, 2023 as compared to $36.2 million and $117.1 million, or $3.27 and $10.30 per diluted share, for the three and nine months ended September 30, 2022. The period-over-period changes were driven by the factors described above.
Liquidity and Capital Resources
The Company had stockholders’ equity of $193.0 million and working capital of $114.2 million at September 30, 2023 as compared with $155.0 million and $81.9 million at December 31, 2022, respectively. The $38.0 million net increase in stockholders’ equity reflects $93.4 million in net income for the nine months ended September 30, 2023 offset by $3.6 million used for repurchases of the Company’s common stock and $54.5 million for dividends paid to holders of the Company’s common stock as well as the other equity transactions described in the “Condensed Consolidated Statements of Changes in Stockholders’ Equity” included in this report. On September 7, 2023, the Company declared a quarterly dividend of $1.65 per share payable on November 7, 2023, to stockholders of record as of September 19, 2023. Future share repurchases and the payment of any future dividends are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, industry conditions, covenant compliance, changes in laws and regulations, current economic environment and other factors considered relevant. The Company’s cash, cash equivalents and investment securities increased from $87.7 million at December 31, 2022 to $157.8 million at September 30, 2023.
Net cash provided by operating activities decreased by $5.7 million to $137.1 million for the nine months ended September 30, 2023 from $142.8 million for the nine months ended September 30, 2022 primarily driven by a $25.9 million increase related to changes in inventory balances, a $6.1 million increase in prepaid expenses and other current assets, a $3.9 million increase in other assets, an increase of $1.7 million in depreciation and amortization expenses, offset by a $23.7 million decrease in net income, a $2.3 million reduction in share-based compensation, a $3.8 million reduction in deferred income taxes, a $1.2 million reduction in non-cash lease expense, and a $13.1 million reduction in accounts payable and accrued expenses. We decreased our inventory purchases during the period ended September 30, 2023 to align with sales demand. Accounts payable and accrued expenses decreased due to the timing of payments.
Net cash used in investing activities was $50.3 million for the nine months ended September 30, 2023 as compared to $2.4 million for the nine months ended September 30, 2022. The increase was primarily due to the purchase of investment securities during the nine months ended September 30, 2023. Net cash used in financing activities decreased by $113.4 million to $61.9 million for the nine months ended September 30, 2023 from $175.3 million for the nine months ended September 30, 2022. This decrease was primarily due to the $100.0 million accelerated share repurchase (“ASR”) program as of June 30, 2022 that did not recur in 2023, a $16.4 million decrease in other repurchases of the Company’s common stock, partially offset by a $1.8 million increase in net shares repurchased for taxes and an increase of $1.3 million of cash dividends paid to stockholders.
In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements in both the short term and the long term, if any, to be funded from operating cash flow and financing activities.
From time to time, the Company evaluates potential acquisitions that complement our business. If consummated, any such transactions may use a portion of our working capital or require the issuance of equity or debt. We have no present understandings, commitments or agreements with respect to any material acquisitions.
On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. On May 31, 2022, the Credit Agreement was amended to increase the borrowing capacity and convert the interest rate to be based on SOFR, from LIBOR (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $225.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. The Amended Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Amended Credit Agreement contains affirmative and negative covenants customarily applicable to credit facilities. As of September 30, 2023, the Company had no borrowings under the credit facility and was in compliance with all of its debt covenants.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes.
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our credit facility and investment portfolio. Its current investment policy is to maintain an investment portfolio consisting of corporate bonds and U.S. money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at September 30, 2023, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments. As of September 30, 2023 the Company also did not have any outstanding borrowings.

There have been no material changes to our market risk exposure since December 31, 2022.
Item 4. Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Act, as amended, as of September 30, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2023	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	1,146	94.54	—	1,323,568
August 1 - August 31	17	84.40	—	1,323,568
September 1 - September 30	23	77.56	—	1,323,568
(1)All of the shares of the Company’s common stock reflected in this column were surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock and performance-based share awards previously granted to such employees and directors.
(2)At the outset of the quarter ended September 30, 2023, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the stock repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
As of September 30, 2023, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

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

101
The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed November 6, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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
Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 6, 2023

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 6, 2023