Form 10-K
period 2023-12-31
MEDIFAST INC
filed 2024-02-20
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes ☐ No ☒
As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock (based on the closing sale price of $92.16, as reported by the New York Stock Exchange on such date) held by non-affiliates was approximately $1.0 billion.
The number of shares of the registrant’s common stock outstanding at February 6, 2024 was 10,895,595.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” or similar expressions and are made in connection with discussions of future operating or financial performance and/or events or developments that we expect or anticipate will occur in the future.
Forward-looking statements reflect management’s expectations, beliefs, plans, objectives, goals and strategies as of the date of this Report. Although we believe that these forward-looking statements and the underlying assumptions on which they are based are reasonable, forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. Some of the risks and uncertainties that may affect our business include:
•our ability to maintain and grow our network of independent OPTAVIA Coaches;
•industry competition and new weight loss products, including weight loss medications, or services;
•health or advertising related claims by our OPTAVIA customers;
•our ability to continue to develop innovative new products and to continue to appeal to consumer preferences and the market;
•effectiveness of our advertising and marketing programs, including use of social media by OPTAVIA Coaches;
•effectiveness of our collaboration with LifeMD, Inc.;
•the departure of one or more key personnel;
•our ability to protect against online security risks, including security breaches;
•risks associated with our direct-to-consumer business model;
•disruptions in our supply chain;
•adverse publicity associated with our products or offering;
•the impact of existing and future laws and regulations on our business;
•product liability claims;
•actions of activist investors;
•consequences of unexpected geopolitical events, natural disasters, or climate change;
•overall economic and market conditions and the resultant impact on consumer spending patterns;
•fluctuations of the market price of the Company’s common stock due to factors that are beyond our control;
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

PART I
ITEM 1. BUSINESS
SUMMARY
Medifast, Inc. (“Medifast,” the “Company,” “we” or “us”) is the health and wellness company known for its habit-based and coach-guided lifestyle solution, OPTAVIA®. The Company has initiated its business transformation by expanding into the medically supported weight loss and sports nutrition markets, reflecting its commitment to providing comprehensive health and wellness solutions to customers as both their needs and the industry evolve.
Medifast has created a well-capitalized business and OPTAVIA has grown into a billion-dollar brand under current leadership. It has a powerful business model, building a network of more than 41,100 active earning Coaches and impacting more than 3 million customers. Medifast was recognized in 2023 by Financial Times as one of The Americas' Fastest Growing Companies and in 2022 as one of America's Best Mid-Sized Companies by Forbes.
As a physician-founded company with a 40+ year history, Medifast is a leader in the U.S. weight management industry. OPTAVIA's lifestyle plans deliver clinically proven health benefits as well as evidence-based tools, including scientifically developed products and a framework for habit creation reinforced by independent Coaches and community support. The Company continues to innovate and build upon its scientific and clinical heritage to fulfill its mission of offering Lifelong Transformation, One Healthy Habit at a Time®.
OPTAVIA's holistic lifestyle solution is built around four key components:
•Independent Coaches: Independent OPTAVIA Coaches provide individualized support and guidance to customers on the path to optimal health and wellbeing.
•OPTAVIA Community: A Community of like-hearted people providing each other with real-time connection and support.
•The Habits of Health® Transformational System: A proprietary system that offers easy steps to a sustainable healthy lifestyle.
•Products & Plans: Clinically proven plans and scientifically developed products, backed by dietitians, scientists and physicians.
OPTAVIA's collaboration with LifeMD, Inc. (Nasdaq: LFMD) (“LifeMD”) offers access to a new resource for eligible customers:
•Clinicians as Partners: Through a collaboration with the national virtual primary care provider LifeMD, OPTAVIA customers have access to board-certified affiliated clinicians and medication, such as GLP-1s, that support treatment plans for obesity and other health conditions.
We help customers achieve their health goals through a network of approximately 41,100 active earning independent OPTAVIA Coaches, about 90% of whom were customers first, and have impacted more than 3 million lives to date. OPTAVIA Coaches introduce customers to a set of healthy habits, in most cases starting with the habit of healthy eating, and offer exclusive OPTAVIA-branded products, including Fuelings as well as OPTAVIA ACTIVE, a new line of essential amino acid supplements and protein powders. Fuelings are nutrient-dense, portion-controlled, nutritionally interchangeable and simple to use. They are formulated with high-quality ingredients and contain probiotic BC30™ cultures, which help support digestive health, as part of a balanced diet and healthy lifestyle, vitamins and minerals, as well as other nutrients essential for good health. Our products are used as tools and support the process of integrating healthy habits into our customers' daily life.
The OPTAVIA Coaching Model is customer-centric and boasts an energized health and wellness community. It promotes holistic health and wellness and positions healthy weight as a catalyst to greater lifestyle changes. OPTAVIA Coaches provide personalized support to customers and motivate them by sharing their passion for healthy living and lifestyle transformation.
The entrepreneurial spirit of our OPTAVIA Coaches is another key to our success, as they create a continuous cycle of growth, activating new customers, many of whom go on to become OPTAVIA Coaches. We offer economic incentives designed to support each OPTAVIA Coach’s long-term success, which we believe plays an important role in their financial wellness, providing the opportunity to improve their finances while changing the health trajectory of families, communities and generations.1
OPTAVIA Coaches are independent contractors, not employees, who support customers and market our products and services primarily through word of mouth, email and via social media channels such as Facebook, Instagram, X and video conferencing platforms. As entrepreneurs, OPTAVIA Coaches market our products to friends, family and other acquaintances. OPTAVIA products are shipped directly to OPTAVIA customers who are working with an OPTAVIA Coach. OPTAVIA Coaches do not handle or deliver merchandise to customers. This arrangement frees our OPTAVIA Coaches from having to manage inventory and allows them to maintain an arms-length transactional relationship while focusing their attention on support and encouragement.
We believe our coach-based model is scalable and drives both customer success and growth. We expect our continued investment in fostering a robust community around our OPTAVIA brand and our OPTAVIA Coaching Model will continue to drive a sustainable, repeatable business rhythm.
Our operations are conducted through our wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA LLC, Jason Enterprises, Inc., Jason Properties, LLC, Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited, OPTAVIA (Singapore) PTE. LTD and OPTAVIA Health Consultation (Shanghai) Co., Ltd.
Competition and Macroeconomic Conditions
Certain global economic challenges including the impact of inflation and adverse labor market conditions have caused macroeconomic uncertainty and volatility in markets where we, our suppliers and our OPTAVIA Coaches operate.
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
These macroeconomic uncertainties make it challenging for our management to estimate our future business performance. However, we intend to continue to actively monitor the impact of these developments on our business and will update our practices accordingly.
The weight loss industry is very competitive and encompasses a diverse array of weight loss products and programs. These include a wide variety of commercial weight loss programs, pharmaceutical products, surgical interventions, books, self-help diets, dietary meal replacements, and appetite suppressants as well as digital tools, app-based health and wellness monitoring solutions, and wearable trackers. The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to traditional center-based competitors, online diet-oriented sites, self-directed dieting and self-administered products such as prescription medications, over-the-counter medications and supplements as well as medically supervised programs. Recently, it became clear that medical weight loss solutions, such as GLP-1 medications, have become an increasingly key component of the overall health and wellness ecosystem, and the recent surging awareness and popularity of these weight loss medications serve as another major competitor, as these products have prompted a huge change in the way that consumers think about weight loss and lifestyle modification solutions in general. We recognize that these weight loss medications have attracted significant attention from the market and pose a threat to our interactions with our customer base. Importantly, the efficacy claims of GLP-1 medications for weight loss are based specifically on their incorporation of lifestyle changes that include a reduced calorie diet and increased physical activity. As a result, under
1 OPTAVIA makes no guarantee of financial success. Success with OPTAVIA results from successful sales efforts, which require hard work, diligence, skill, persistence, competence and leadership. Please see the OPTAVIA Income Disclosure Statement (http://bit.ly/idsOPTAVIA) for statistics on actual earnings of Coaches.

Medifast’s offering, weight loss medications become one important element in an overall tailored lifestyle plan that also includes Coaching, community support, nutritionally balanced meals, and exercise.
Medifast’s identified publicly traded peers and competitors in the general health and wellness diet industry include USANA Health Sciences Inc., WW International, Inc. (formerly Weight Watchers International, Inc.), Herbalife Nutrition Ltd., The Simply Good Foods Co., The Hain Celestial Group, Inc., and BellRing Brands, Inc.
We believe we have a competitive advantage over traditional diet companies. The OPTAVIA model:
•Offers a solution that focuses on holistic wellness; it views healthy weight as a catalyst to greater changes and has impacted more than 3 million lives.
•Provides personalized, empathetic support from Coaches who have been in their customers’ shoes.
•Promotes lifelong habit development supported by a proprietary integrated approach to behavior change, the Habits of Health Transformational System.
•Encompasses a vibrant health and wellness community of hundreds of thousands of others.
•Provides customers with access to board-certified affiliated clinicians and weight loss medications, such as GLP-1s, that support treatment plans for obesity and other related health conditions through a collaboration with national virtual primary care provider, LifeMD.

We also compete with other direct-selling organizations, some of which have a longer operating history and greater visibility, name recognition and financial resources than we do. We also believe we have advantages over traditional direct selling companies:

•OPTAVIA’s innovative model is customer-centric and has one sales price for both OPTAVIA Coaches and customers. There is no tiered pricing.
•OPTAVIA boasts a health and wellness community, where about 90% of OPTAVIA Coaches come from the customer base and have been in their customers’ shoes. They promote a holistic health and wellness program and are not focused solely on product sales.
•OPTAVIA offers a differentiated direct-to-consumer model, with 100% of products shipped directly to customers.
•The field promotes a unified Habits of Health training system that aligns its leaders around a common mission of Lifelong Transformation, One Healthy Habit at a Time.

We believe our scientific and clinical heritage combined with our commitment to evaluating programs, plans and products through clinical research are primary differentiators that allow us to compete in these markets. Our scientifically designed products were originally developed by a physician, and we have been on the cutting edge in the development of nutrition and weight-management products since our founding.

Medifast has perfected our model over the last 40 years, with habits, Coaches and community at the core, and we will continue to innovate as the industry evolves.
Recent Initiatives
In response to the competitive landscape, in which acquiring customers has become more difficult due to competitive pressures from GLP-1 medications being sought after by our potential customers, the Company is focusing on a number of new initiatives to aid in increasing revenue and profit growth in the years ahead. Some of these started in 2023 with others expected to begin in 2024. These initiatives are expected to be funded internally by the Company’s existing cash position, capital previously utilized for dividends, as well as savings from the Company’s expense reduction efforts.
At the core of the Company’s initiatives is its desire to grow its business by broadening its customer base through increased brand visibility and recognition, and by significantly expanding its total addressable market.
Areas of investment anticipated for the year include instituting a new marketing campaign and upgrading customers’ digital experience to increase brand awareness and drive customer adoption, as well as cultivating new customers through the Company’s collaboration with LifeMD.
In September of 2023, the Company entered the $30 billion sports nutrition market, launching its OPTAVIA ACTIVE line of products. The initial products consist of essential amino acids and whey protein powders, to aid in supporting healthy muscle in conjunction with both exercise and everyday activities.

In the second half of 2023, the Company conducted pilot programs with several telehealth companies, focused on providing personalized care to support holistic health rather than weight loss alone. In December of 2023, the Company entered into a collaboration agreement with LifeMD, a leading provider of virtual primary care. In January of 2024, the Company expanded into the medically supported weight loss market by operationalizing the collaboration with the goal of creating a comprehensive and seamless solution for customers who desire to use medications and OPTAVIA’s lifestyle enhancement program. This collaboration brings together OPTAVIA’s personalized habit-based, coach-guided approach with medical expertise from board-certified affiliated LifeMD clinicians and access to weight loss medications, including GLP-1s.
GLP-1 medications that meet the FDA weight loss mandate are prescribed along with the recommendation to make lifestyle modifications, such as through a structured program like OPTAVIA, that encourages a reduced-calorie diet and increased physical activity. Our research shows that most of those who are interested in weight loss medication are also looking for support beyond a prescription, including clarity on how to incorporate healthy eating and exercise into their lifestyles while using these medical solutions. While medically supported weight loss can be effective, long-term success is dependent on the nutrition and lifestyle changes individuals make in combination with taking medication. Additionally, loss of lean muscle mass and maintaining proper nutrition while on a reduced-calorie diet are two main areas of concern for patients on medically supported weight loss, with evidence suggesting that the loss of lean body mass can range from 20% to 50% of total weight loss. Late in the fourth quarter, the Company introduced two new bundles, the OPTAVIA Nutrition Kit for Medically Supported Weight Loss and the OPTAVIA Muscle Health Kit for Medically Supported Weight Loss. These new bundles include OPTAVIA ACTIVE products, which enable the Company to fill out its product line, making for more comprehensive offerings for those seeking medically-supported weight loss solutions with lifestyle modifications, and offer the opportunity to extend the lifetime value of all OPTAVIA customers, as they transition their lifestyles for sustainable improvement.
In connection with this collaboration the Company purchased 1,224,425 shares of LifeMD’s common stock for $10.0 million and has committed to invest up to an additional $10.0 million to support the collaboration (comprised of $5.0 million paid in December of 2023 and two $2.5 million payments expected in 2024), for enhancements to LifeMD’s platform, operations and supporting infrastructure to bring together customers, coaches, and clinicians, offering personalized care and support.
In addition, the Company plans to undertake a significant program to market and build its brand at the corporate level via a comprehensive Company-led marketing campaign, by utilizing digital advertising and other methods, to aid in bringing in new customers.
In conjunction with these growth initiatives, The Company discontinued its dividend payments effective December 7, 2023, in order to redirect capital to these growth initiatives as it seeks to deliver a superior return to stockholders in the years ahead. It is expected that much of the funds previously earmarked for dividends will be utilized to grow the business through marketing and technology initiatives that are expected to increase customer acquisition and the lifetime value of customers.
2024 will likely be one of the most pivotal years in Medifast’s history, as we adjust to the paradigm change in the weight loss industry and aggressively execute on bold initiatives to grow our business. We believe by significantly broadening our customer acquisition activities, through launching our new marketing campaign, upgrading customers' digital experience, and leaning into the medically supported weight loss market through our collaboration with LifeMD, we will be positioned for future success. The moves we are making don’t come without risks, but we believe a greater risk is not taking action in a rapidly evolving marketplace. These changes mean that 2024 will be an investment year, one in which we lay the foundation for this future growth. As such, we don’t expect to see a significant impact, on our operations or revenue, from these actions until late in the year and into 2025 and beyond. And while we enter 2024 facing similar challenges to 2023, we do expect to exit 2024 well-equipped to seize the opportunities available for growth in the years ahead, supported by a strong balance sheet with no debt and a solid plan for capitalizing on the opportunities we are addressing.
MARKETS
Health & Wellness Consumers
We develop and market products for consumers who want to lose weight and adopt a holistic approach to overall health and wellness. In the U.S., more than two-thirds of the adult population fall within the overweight or obese categories and more than 30% were obese in 20222.
2 CDC BRFSS Prevalence & Trends Data 2022

According to a proprietary analysis, the addressable market for weight loss is large and growing. It’s estimated to be worth approximately $20 billion today with a growth rate of approximately 6% per annum3. Additionally, roughly 75% of the U.S. population above 18 wants to lose weight and is open to dieting, and approximately 70% of overweight/obese population considers paid meal plans effective4. The total potential pool of OPTAVIA customers is sizable; there are about 200 million people in the United States looking to lose weight and willing to consider dieting5. Additionally, in 2023, Medifast entered the $30 billion sports nutrition market and the medically supported weight loss market, which is expected to reach up to $100 billion by 20306.
We offer customers a radically different approach to health, with weight loss and weight management serving as a catalyst for an overall improvement in health, confidence, vitality and general well-being.
Consumer Motivation
Our core customers are highly motivated to adopt a healthy lifestyle that is transformative and sustainable. Many have tried weight loss programs previously but have been unsuccessful at maintaining a healthy weight and embracing healthy habits for the long-term. Lifestyle issues our customers often seek to address and resolve include:
•physical limitations and chronic diseases linked to an unhealthy weight;
•the desire for more energy to meet physical demands and aspirations (e.g. work, parenting, sports and recreation);
•mental, emotional and psychological limitations caused by being at an unhealthy weight;
•triggers that cause chronic “emotional eating” or “comfort eating”;
•lack of knowledge or understanding about the impact of certain foods on their bodies and overall health;
•lack of knowledge or understanding about healthy eating and proper hydration;
•the role of physical activity and life-style behavior modification to support healthy habit creation;
•the role of proper nutrition and lifestyle to augment their weight loss medication;
•the need for a convenient and simple, healthy lifestyle solution or program to address their health and wellbeing goals and accommodate demands on their time; and
•the need for a community of like-minded people for support to achieve their goals.
Experts agree that lifestyle change remains foundational to long-term health and wellbeing, even for those utilizing weight loss medications. In fact, independent research commissioned by Medifast revealed 96% of people recognized that lifestyle changes are needed for weight loss and maintenance, yet only 17% are confident they can manage on their own. Findings also showed most individuals interested in weight loss medications are looking for support beyond prescriptions, including clarity on how to incorporate components of healthy living, such as proper nutrition and exercise, into their lifestyles while utilizing these medical solutions7.
Obesity is defined as a Body Mass Index (“BMI”) of 30 kg/m2 or greater, whereas overweight is defined as a BMI ranging between 25 and 29.9 kg/m2. In the U.S., more than two-thirds of the adult population fall within the overweight or obese categories and more than 30% were obese in 20228. In 2022, only the District of Columbia had an obesity rate that was less than 25% and forty-one states had an adult obesity rate of 30% or higher9.
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
3 Internal estimate based on March 2020 McKinsey study, updated for public & syndicated information where available
4 Consumer and OPTAVIA Customer surveys, April 2023
5 Consumer and OPTAVIA Customer surveys, April 2023
6 Terence Flynn, Framing the Mounjaro bull case in diabesity, Morgan Stanley Research, September 14, 2023
7 Source: Independent IPSOS research commissioned by Medifast, June 2023
8 CDC BRFSS Prevalence & Trends Data 2022
9 CDC Adult Obesity Prevalence Maps, September 21, 2023

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
Geographies
The U.S. market continues to represent significant potential for growth given the high percentage of overweight or clinically obese adults, more than two-thirds of the adult population fall within the overweight or obese categories and more than 30% were obese in 202210.
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
With its recent expansion into medically supported weight loss, Medifast can support even more customers on their health and wellness journeys. Additionally, the Company also tripled its addressable market by entering the sports nutrition category and is fostering an engaged U.S. Hispanic Coach Community within the OPTAVIA ecosystem.
OPTAVIA Coaches are focusing on word of mouth and social media marketing toward increasingly younger demographics, reaching out to important and increasingly diverse communities of health and wellness consumers, and identifying and marketing to consumers who are in varying stages of optimal well-being. In addition, the Company plans to invest in technology and growth initiatives intended to improve customer acquisition and customer experience, including a new marketing campaign designed to increase brand awareness and drive customer adoption.
We have seen advancement within our current business model, but know there are new initiatives, markets, and communities where we have opportunities for growth. With this in mind, we will continue to invest in important growth initiatives, particularly as we explore the ways in which we can expand the markets we serve and deliver a high-quality experience for more customers.
As we previously disclosed, global expansion is an important component of our long-term growth strategy and our mission of offering the world Lifelong Transformation, One Healthy Habit at a Time. In July 2019, we entered into the Asia Pacific markets of Hong Kong and Singapore. As of June 2023, as part of the Company’s Fuel for the Future program, the Company ceased operations in these markets in order to optimize the Company’s spending and investments to prepare for and catalyze sustainable future domestic growth. This decision was made for the Company to better prioritize resources that were previously dedicated to the Asia Pacific markets, in order to support initiatives that the Company anticipates will have a greater impact on revenues and profitability. This includes investing in technology and digital capabilities as well as rolling out product offerings that are complementary to existing programs, entering new areas such as sports nutrition and medically supported weight loss, and bringing OPTAVIA to new customer demographics domestically which should all aid in considerably expanding the
10 CDC BRFSS Prevalence & Trends Data 2022

Company’s total addressable market. We plan to continue to monitor and look for opportunities to expand into other geographic markets in the future.
The Company’s 2023 OPTAVIA Convention offered a Coach-led educational session in Spanish for the third straight year. To support our growing Hispanic Coach community, our customer support call-center network has a global footprint with infrastructure providing multilingual support from the United States, Guatemala, and Colombia. This sets the groundwork for both our expansion into other Spanish-speaking communities and our aspirations of eventually developing other markets around the world.
We can clearly see the growth potential, and expansion will be a foundational aspect of our long-term growth strategy for many years to come, as we look to further our impact and advance the global health movement.
PRODUCTS AND PROGRAMS
We take pride in our scientific heritage. We have authored over 66 peer-reviewed scientific abstracts and publications, 33 scientific journal publications and 28 completed research studies. Most prominently, we conducted a double-blind study that shows the effects that Coaching has on the OPTAVIA program; the results suggested that speaking with their OPTAVIA Coach more often may help customers lose up to twice as much weight.11
Our clinically proven plans and our scientifically designed products were developed by physicians, dietitians, and have impacted more than 3 million lives and been recommended by thousands of healthcare providers. We work closely with our cross-disciplinary Scientific Advisory Board comprised of physicians and scientists who help guide and provide valuable input into the development of our comprehensive portfolio of offerings. Our products are individually portioned, calorie and carbohydrate-controlled meal replacements that share a similar nutritional “footprint” provide a balance of protein and good carbohydrates, including fiber, and are fortified with vitamins, minerals and probiotics. These products are scientifically designed to deliver proper nutrition at every stage of a person’s health journey toward a sustainable, healthy lifestyle.
Our OPTAVIA Coaching Model offers the personal support of an OPTAVIA Coach, who is often a person who has achieved success with OPTAVIA and has turned their success into a business opportunity. The majority of our OPTAVIA Coaches began as customers and became OPTAVIA Coaches for a number of reasons, including to pay it forward and help others through their transformation journey.
COACH SUPPORT
•OPTAVIA Coach Business Kit. Coaches are required to purchase a business kit to join our network. The kits provide new OPTAVIA Coaches with business essentials to successfully start their independent business, including plan and product information and 12 months of access to a personalized OPTAVIA replicated website.
PRODUCTS:
•OPTAVIA Fuelings. OPTAVIA Fuelings contain 24 vitamins and minerals, high quality, complete protein, and no colors, flavors or sweeteners from artificial sources. Each OPTAVIA Fueling is scientifically formulated with the right balance of carbohydrates, protein, and fat which help promote a gentle, but efficient fat-burning state when on one of our Optimal Weight Plans. Our Fuelings contain high-quality protein which helps our customers retain lean muscle mass and contain the patented probiotic BC30™ to support digestive health as part of a balanced diet and healthy lifestyle. Our OPTAVIA Coaches market OPTAVIA Fuelings primarily through clinically proven Optimal Weight Plans. Customers purchase kits tailored to their individual needs on the advice and guidance of their OPTAVIA Coach.
•OPTAVIA ACTIVE. OPTAVIA Essential Amino Acid (EAAs) Blend and OPTAVIA ACTIVE Whey Protein are designed to help new and existing customers of all fitness levels optimize their motion habits. Led by the Company’s team of researchers, food scientists, nutritionists, and other scientific experts, OPTAVIA ACTIVE Essential Amino Acid (EAAs) Blend and OPTAVIA ACTIVE Whey Protein are designed to address age-related muscle mass decline and support overall muscle health. Formulated to work with or without OPTAVIA nutrition plans and guided by Coach support, OPTAVIA ACTIVE is backed by science, made with no colors, flavors or sweeteners from artificial
11 Based on the results of a 16-week clinical study, those who participated in at least 75% of their 23 assigned OPTAVIA Coaching calls lost 15.2 lbs. compared to 6.7 lbs. for those participating in fewer calls.

sources and is Informed Sport certified, a global standard in sports nutrition quality control that ensures its certified products contain no banned substances.
LIFESTYLE PLANS & BUNDLES
Our Optimal Weight plans help customers enter a gentle, but efficient fat-burning state. Customers’ success is enhanced by the personal attention, accountability, education, advice, and motivation they receive from our OPTAVIA Coaches. They also benefit from being members of a broader OPTAVIA Community of customers with like-minded goals and objectives regarding their health. We offer customers incentives to join the OPTAVIA Community, including access to the corporate “Nutrition Support” team made up of subject matter experts that provide assistance to our Coaches and customers, and exclusive offers through OPTAVIA Premier, our auto-ship service that helps our customers stay on plan, as well as qualifies them for discounts on purchased products and free or discounted shipping.
We encourage our customers to embrace our Six Steps to Optimal Health:
•Prepare for your journey.
•Achieve a healthy weight.
•Transition to healthy eating.
•Live the Habits of Health.
•Optimize health for your age.
•Realize the potential to live a longer healthier life.12
In addition, the Company offers product bundles as a complement to balanced nutrition specifically designed to support customers on the medically supported weight loss journey. The Optimal Weight and Health plans and product bundles we market to customers are:
•Optimal Weight 5 & 1 Plan®. Our proven Optimal Weight 5 & 1 Plan encourages customers to eat six small meals a day, an important habit that helps maintain healthy weight. Five daily meals are OPTAVIA Fuelings, offering customers a choice from more than 45 delicious, convenient, nutritionally interchangeable, scientifically-designed products, including shakes, soups, bars, hot beverages, hearty choices, pudding and brownies. OPTAVIA Coaches guide their customers on which Fuelings to select, and on how to develop healthy habits, such as preparing lean and green meals and choosing healthy snacks.
•Optimal Weight 4 & 2 & 1 Plan®. The Optimal Weight 4 & 2 & 1 Plan is designed for customers who want to continue eating all food groups or want a flexible meal plan to help them achieve a healthy weight. Under this plan, OPTAVIA Coaches guide their customers to eat four meals of OPTAVIA Fuelings and prepare two lean and green meals and one healthy snack themselves.
•Optimal Health 3 & 3 Plan®. The Optimal Health 3 & 3 Plan is designed for customers who want to sustain a healthy weight. This plan focuses on nutritionally balanced, small meals eaten every two or three hours, similar to our Optimal Weight plans, while integrating more food choices in the right portions. Customers are guided by their OPTAVIA Coaches to eat three Optimal Health Fuelings and three balanced meals they prepare themselves daily.
•OPTAVIA Nutrition Kit for Medically Supported Weight Loss: As customers lose weight, getting adequate nutrition and retaining lean muscle is critical. OPTAVIA’s Nutrition Kit for Medically Supported Weight Loss includes nutrient dense, portion controlled Fuelings and OPTAVIA ACTIVE Whey Protein to help retain lean muscle mass as weight is lost. Each day, customers will enjoy 2 OPTAVIA Fuelings and 2 servings of OPTAVIA ACTIVE Whey Protein in addition to healthy meals.
•OPTAVIA Muscle Health Kit for Medically Supported Weight Loss: Evidence suggests that the loss of lean body mass can range from 20% to 50% of total weight loss for those on weight loss medications. As customers lose weight, getting adequate nutrition and retaining lean muscle is critical. The OPTAVIA Muscle Health Kit for Medically Supported Weight Loss aids in the retention of lean muscle mass during weight loss. Each day, customers consume up to three OPTAVIA ACTIVE Whey Protein shakes in addition to healthy meals. High-quality, complete protein evenly distributed throughout the day helps to activate muscle protein synthesis and supports muscle health.
12 No one can predict how long you are going to live, but research suggests that making an overall lifestyle change by taking an active role in your choices and behavior, including losing weight, eating healthier, moving more, and reducing stress, has the potential to help you live a longer, healthier life.

No matter what plan a customer is on, they learn healthy habits through the Habits of Health Transformational System, which is a crucial tool for customer success and provides the foundation for our community to learn and adopt healthy habits. The Habits of Health Transformational System is an innovative, mind and body lifestyle approach that encourages and educates customers to replace unhealthy habits with healthy ones that contribute to their long-term success.
INCENTIVES
We offer economic incentives designed to support each OPTAVIA Coach’s and customer’s success. We believe our business is most successful when our Coaches can maintain a continuous cycle of growth: Coaches activate new and successful customers, many of whom go on to become OPTAVIA Coaches themselves, who activate new customers, and so on. Once a Coach has successfully attracted a new customer, the Coach uses personalized coaching and effective digital tools to drive engagement.

As part of this work, beginning in March 2023, the Company introduced a "Client Support Bonus+" incentive for Coaches that was aimed to encourage and incentivize each independent OPTAVIA Coach to acquire new and reactivated customers. Programs like these are an important driver of our ongoing customer acquisition efforts, focusing on fostering alignment of the Coach network around customer acquisition. The aim is not just to acquire first-time OPTAVIA customers, but also to reactivate lapsed customers who have already had a positive experience with the brand.

Customer acquisition is important to our growth as customer cohorts utilizing the OPTAVIA program today form future Coach cohorts, which in turn drive optimization of the customer and Coach tenure mix and the associated improvements in efficiency and productivity. Optimizing incentivization and compensation remains important to drive growth, retention, and engagement. We are investing substantial time and resources in carefully learning from our existing and prospective customers, listening to what our Coaches are hearing and finding efficient solutions to challenges, along with building programs that deliver connection, engagement and retention. We are consistently adapting and focusing our efforts on where we believe they will have the most impact.
CUSTOMERS
Sales are made to individual customers. No single customer accounted for 10% or more of our consolidated revenue for the year ended December 31, 2023.
SEASONALITY
Demand for weight management products and programs are typically seasonal. Traditionally, the predisposition of customers refraining from initiating weight loss or management programs during the holiday season typically impacts the fourth quarter with fewer sales of weight management products and services during these months. January and February generally show sequential increases in sales, as these months are considered the commencement of the “diet season” and "resolution season." We believe our sales pattern does not follow the seasonality of our industry, but rather is predicated on the growth of our OPTAVIA Coach network.
SCIENTIFIC ADVISORY BOARD
Our Scientific Advisory Board consists of seven multi-disciplinary, internationally recognized scientific experts who provide objective insights to guide the Company in making informed decisions based on the latest scientific developments in health and wellness and serve as the foundation for scientifically-valid, evidence-based, customer-centric, high-quality innovations by the Company for lasting health. Its mission is to help guide us in making informed decisions regarding medical, nutritional, food service and scientific matters by providing expertise and information on research and emerging trends. The cross-disciplinary panel was established in 2008 in service of the Company's commitment to providing an evidence-based, safe and effective health and wellness program that meets consumer needs.
The work of this cross-disciplinary group builds on our scientific heritage and incorporates leading-edge clinical research into the development of our products, plans and programs.
MARKETING
We continue to build and leverage our brands through multiple marketing strategies. Customer acquisition and retention strategies include word-of-mouth, digital marketing, public relations, social media, email marketing, events and other means. These mediums are used to target new customers by stressing OPTAVIA’s simple and effective approach to weight loss and management and long-term health. Many of these programs are also utilized to reactivate, encourage and support existing customers and OPTAVIA Coaches. We are constantly working to enhance all of our Company materials and websites. The Company plans to invest in technology and growth initiatives intended to improve customer acquisition and customer experience, including a new Company-led marketing campaign designed to increase brand awareness and drive customer adoption in 2024.
MANUFACTURING
Jason Pharmaceuticals, Inc., our wholly-owned subsidiary with a manufacturing facility in Owings Mills, Maryland, is one of the manufacturers of our products, which account for approximately 25% of our total unit sales. We purchased the facility in July 2002 and have gradually increased production capacity and improved overall efficiencies with additional investments in blending and packaging equipment. Our Owings Mills manufacturing facility is regulated and inspected by the United States Food and Drug Administration (the “FDA”), the United States Department of Agriculture (the “USDA”), the Maryland State Department of Health and Mental Hygiene, and Office of Food Protection. It is certified by the Safe Qualified Food Institute as a Safe Quality Food Program Level 2 facility compliant with the Global Food Safety Initiative, a global non-profit collaboration to advance food safety. The products underlying the remaining 75% of our total unit sales are manufactured by co-manufacturers in accordance with Medifast proprietary formulas and manufacturing standards.
GOVERNMENTAL REGULATION
We are subject to extensive federal, state, and local government laws and regulations, including those relating to the preparation and sale of food and beverages, in the jurisdictions in which we operate, own, and lease properties, and market our offerings, including the OPTAVIA program, products, and other aspects of our business. We are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions, hiring and firing, non-discrimination for disabilities and other protected characteristics, work permits, and benefit offerings. Further, we are subject to laws governing our relationships with our independent contractor OPTAVIA Coaches. To date, compliance with federal, state and local environmental protection regulations has not had a material effect on our capital expenditures, earnings or competitive position.
In this section, we describe the regulations that are applicable to our business.
Direct Selling Regulations
Direct selling is regulated by various national, state and local government agencies in the United States. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, including “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations governing direct selling may be modified or reinterpreted from time to time, which may cause us to modify our sales compensation and business models. In almost all of our domestic markets, regulations are subject to discretionary interpretation by regulators and judicial authorities. There is often ambiguity and uncertainty with respect to the state of direct selling and anti-pyramid laws and regulations. In the United States, for example, federal law provides law enforcement agencies, such as the Federal Trade Commission (the “FTC”), broad latitude in policing unfair or deceptive trade practices, but does not provide a bright-line test for identifying a pyramid scheme. Several states have passed legislation that more clearly distinguishes between illegal pyramid schemes and legitimate multi-level marketing (“MLM”) business models. Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumer sales. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. For example, in 2016, the FTC entered into a settlement with another multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, the FTC has indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance. If the requirements in this settlement lead to new industry standards or new rules, our business could be impacted, and we may need to amend our compensation plan.
In 2018, the FTC released its nonbinding Business Guidance Concerning Multi-Level Marketing (“MLM Guidance”). The MLM Guidance explains, among other things, the FTC’s views concerning lawful and unlawful compensation structures, whether personal consumption by participants can be used in determining an MLM organization’s compensation structure, and how an MLM organization should approach representations to current and prospective participants. We believe our current business practices comply with the MLM Guidance.

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
Laws and regulations directly applicable to data protection and communications, operations or commerce over the Internet, such as those governing intellectual property, privacy and taxation, continue to evolve. Our operations are subject to these laws and regulations, and we continue to monitor their development and our compliance. In addition, we are subject to other laws and regulations in the United States.
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
If our collaboration and relationship with LifeMD grows, in the future, we may become subject to the same government regulators that regulate LifeMD’s business operations. These include federal and state healthcare regulatory laws which include, but are not limited to, federal and state anti-kickback, false claims, and other healthcare fraud and abuse laws. For additional information, see Item 1A. Risk Factors.
PRODUCT LIABILITY AND INSURANCE
The Company, like other producers and distributors of ingested products, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury or death. The Company maintains insurance against product liability claims with respect to the products it manufactures. With respect to the retail and direct marketing and distribution of products produced by others, the Company’s principal form of insurance consists of arrangements with each of its suppliers of those products to name the Company a covered entity under each of such vendor’s product liability insurance policies. The Company does not buy products from suppliers who do not maintain such coverage.
WORKING CAPITAL PRACTICES
We maintain sufficient amounts of inventory in stock in order to provide a high level of service to our customers. Substantial inventories are required to meet the needs of our dual role as manufacturer and distributor.
HUMAN CAPITAL MANAGEMENT
As of December 31, 2023, the Company employed 634 team members, all employed in the United States, of whom 326 were engaged in manufacturing, logistics, and supply chain support, and 308 in marketing, administrative and corporate support functions. None of our team members are subject to a collective bargaining agreement with the Company. At Medifast, we actively foster an organizational culture centered on strong cross-functional relationships and collaborating as one team to support our customers in their health and wellness journey. 2023 has been a year of significant transformation for our company, and now more than ever, we are focused on nurturing a strong community - independent Coaches and corporate team members together - enabling our customers to achieve Lifelong Transformation, One Healthy Habit at a Time. Internally, this starts with a clear and transparent communication cadence reinforced by the culture tenets that make us a strong team. To support this significant transformation period, and to reinforce our Success Driver, Innovate, we launched a virtual Innovation Box in 2023 to give team members the opportunity to submit new ideas that support our business strategy with a focus on productivity and customer acquisition. The Innovation Box is another channel for our team members to participate in influencing the Company’s strategic plan.

As a cross-functional team, we believe our ability to effectively collaborate will be a key enabler to successfully navigate the business transformation ahead of us. Together, we are building relationships of trust dedicated to lifelong transformation, together we care for each other, prioritizing the mental and physical wellbeing of our people, together we continually improve the ways we work and together we help each other grow, investing in training, encouraging feedback and embracing challenges along the way.
We have several resources and tools that help us nurture a “One Team” mindset centered around strong cross-functional teaming and partnering. Our north star is our Culture Compass that helps us understand the behaviors, values, and ways of working that define our culture today, identifying gaps, areas of growth and where we need to adjust in order to deliver on our strategy more effectively moving forward. Our Culture Contract lays out the explicit behaviors that underlie our Core Values. It details the commitments we make to one another when we join Medifast and the commitments the Company makes to ensure an excellent work experience for all our team members. Our Culture Contract Toolkit is a companion piece that provides many tools and activities that team members can bring into their daily work to improve in forming bonds, establishing healthy work/life balance, inclusive leadership and much more. In 2023, we released phase one of our Culture Contract training aimed at giving team members an opportunity to apply our Core Values or Success Drivers to real world business scenarios and discuss how they can use the Culture Contract to help bring desired behaviors to life.

Our Community is united by our values – we are one team with one mission, guided by clear, shared behaviors that help us stay aligned as we grow and enable us to prioritize our work, plan for the future and harness our combined energy to accomplish our company objectives. Our culture narrative is fully embedded in our core human capital processes to ensure our team members understand how their success translates to the success of the greater team and ultimately to an amazing Coach & customer experience. Each year we host a program called Coach Encounters, which gives our team members an opportunity to hear directly from our amazing Coaches about their personal journey and how the Company supports their work in seeking positive health outcomes for our customers. In 2023, we were recognized by U.S. News & Reports as a Best Place to Work in the Food & Drink Industry, a reflection of the work we have done to nurture our culture and support a strong employee experience.

Building transparency and developing communication channels that allow us to cascade information and connect our teams are critical components of our people strategy. We leverage our Workplace by Meta platform to connect, collaborate and incite conversations around topics that matter to us (like wellness). We also have a weekly Pulse newsletter to ensure important initiatives and events are communicated in a timely matter. We leverage Slack, our internal messaging platform, to drive company and senior leadership communications. We also launched a quarterly video series from our CEO to ensure team members hear directly from him about Company performance and updates on key initiatives. We leverage our communication channels to remind team members of the significant impact they have on the Coach & customer experience, help them understand our business, get them engaged in learning and increase empathy across functional teams.

Recognition is another key component of our culture. Our #AcedIt program provides team members with a platform to recognize excellent work that supports our business strategy, applauds behaviors that reinforce our cultural values, and fosters a sense of gratitude — all key components in nurturing strong relationships and building tight-knit communities. #AcedIt allows for both social and point-based recognition and celebrates team members for achieving important milestones in service. In 2022, we tied our #AcedIt platform to our wellness platform, LiveWell, to incentivize greater focus on health and wellness. In 2023, we saw strong engagement with LiveWell with over 70% of employees leveraging the tool.

Diversity is one of Medifast’s Core Values and an important part of our culture. As an organization, we are committed to generating an open dialog with our team members and building a more inclusive work environment that enables all our team members to have a voice. In 2023, we conducted two cycles of our listening initiative, The Loop, which promotes communication transparency, empowers our team leaders to review their employee engagement results and facilitates candid conversations to shape and improve the work experience.

Biannually, we repeat training for our senior leaders to foster inclusive leadership. In 2023, we welcomed 22 senior leaders to this training to build their leadership toolkits as they foster diversity and inclusion among their teams. Our Culture Club program, established in 2020, gives all of our team members, whether onsite, hybrid or fully remote, the opportunity to come together to connect, build bonds and learn together in a virtual environment. Culture Club covers a learning topic related to our culture or ways of working, and always includes a fun element to give team members a moment to relax and deepen bonds. For the past two years, we have also hosted a Culture Week to celebrate the differences that make our Community special.

Nurturing growth and learning are also key elements of our culture. In 2023, we enhanced our performance management process (called PEAK) by introducing an improved technology platform which delivered a superior user experience as our team members engage in quarterly conversations on performance and development. The tool automates 360 feedback which reinforces the role of feedback in developing strong relationships. Through our Optimal Learning platform, team members have access to online courses. In 2023, we launched a Culture Journey learning path to further integrate an understanding of our culture for new team members. Within our supply chain, we continued our Level Up shadow program for a second year, which creates opportunities for our supply chain team members to be cross trained in other areas of the supply chain and learn new skills. This program is geared towards enabling greater sponsorship of junior talent and an increase of internal mobility.

Medifast is focused on attracting and retaining top talent who are eager to participate in our mission. Our Total Rewards Program is intended to deliver competitive compensation and benefits that align with our company mission and values. Annually, we review our market reference ranges and pay to ensure we remain competitive, consistent, and equitable. Our variable pay targets are performance based and tied to organizational results.

Wellness is not just what we do, it’s who we are, and our commitment to being a best-in-class wellness company starts with providing team members equal access to all our programs and products. Our Employees on Plan program allows our team members to experience the support of a Coach, as they tackle their own weight loss journey. Our Wellness Committee oversees a host of programming throughout the year to integrate healthy habits into the lives of our team members, such as incentives through LiveWell, for taking on a step challenge, doing a biometric screening or attending a wellness event among other activities. In 2023, aligned with the launch of our OPTAVIA ACTIVE products, we challenged our Coaches and team members to get in motion. Medifast team members took the challenge and the company sponsored special contests and activities related to this event.

To continue to support the adoption of our Work Playbook and further evaluate the effectiveness of our work strategy principles, we conducted several ad-hoc pulse surveys of our senior leaders in 2023. The Playbook is a tool used to empower our team members to do their best work while sustaining strong collaboration, trust, and effectiveness. Our surveys continue to show strong support for our work strategies while also highlighting room for improvement in cross-functional teaming. We are continuing to listen and adjust our plans throughout our work journey.

In addition to our team members, our Human Capital also includes our independent contractor OPTAVIA Coaches. They support our customers and market our products and services primarily through word of mouth, email and via social media channels such as Facebook, Instagram, X, and video conferencing platforms. The more OPTAVIA Coaches we have, the more customers we can serve. The total number of active earning OPTAVIA Coaches as of December 31, 2023 was 41,100. For information about our OPTAVIA Coaches, see Item 1. Business.
INFORMATION SYSTEMS & TECHNOLOGY
We have adopted a cybersecurity framework that, where appropriate, aligns with the National Institute of Standards and Technology's ("NIST") Cybersecurity Framework, and we have maintained systems that, where appropriate, are Payment Card Industry Data Security Standard compliant ("PCI") under current standards.
Our websites use commercially developed software which are hosted by data center colocation and cloud service providers. The hosting facilities provide carrier-diverse network connectivity, information security technologies, redundant and emergency power, fire prevention and control, and physical security. We continuously monitor our information systems and infrastructure, and have sufficient polices and committees in place to evaluate if and when an incident occurs and becomes material. We also use redundant carrier-diverse networks to interconnect our corporate locations. We annually evaluate SSAE 18 compliance of key third party service organizations by reviewing relevant System and Organization Controls (SOC) reports. Where applicable, we also review service provider PCI compliance annually.
We use a variety of information security methods to protect confidential customer and corporate data against unauthorized access, including periodic network and website vulnerability/penetration testing. Network intrusion detection and prevention technologies are in use to alert and mitigate unauthorized access and distributed denial of service attacks. Industry standard multi-factor authentication solutions and encryption methods are used for data protection.
As our operations evolve, we will continue to improve and upgrade our information systems and infrastructure while maintaining their reliability and integrity. For additional information about our cybersecurity processes and risks, see Item 1C. Cybersecurity.
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

Risks Related to Our Business
Deterioration of economic conditions, an economic recession or slow growth, periods of inflation or economic uncertainty, could continue to adversely affect consumer spending as well as demand for our products.
General global economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, may result in unfavorable conditions that could negatively affect consumer spending and demand for our products, and exacerbate some of the other risks that affect our business, financial condition and results of operations. For example, economic forces, including changes in disposable consumer income and/or reductions in discretionary spending, unemployment levels, labor shortages, demographic trends, inflation and consumer confidence in the economy, may cause consumers to defer or decrease purchases of our products and programs which could adversely affect our revenue, gross profit, and/or our overall financial condition and operating results.
The success of our business is dependent on our ability to maintain and grow our network of OPTAVIA Coaches.
We consider our number of active earning OPTAVIA Coaches and average quarterly revenue per active earning OPTAVIA Coach to be key indicators of our financial performance and condition. As of December 31, 2023, the Company had 41,100 total active earning OPTAVIA Coaches as compared to 60,900 as of December 31, 2022. If we are unable to reverse the downtrend of the number of active earning Coaches, which has been declining since Q3 2022, or revenue per active earning Coach, which has been declining since Q2 2023, our future revenue and operating results will continue to be adversely affected, as we believe that the success of the Company depends on the success of our OPTAVIA Coaches.
Additionally, OPTAVIA Coaches are subject to high turnover and we depend on our network of OPTAVIA Coaches to continually grow their businesses by supporting customers and attracting, training and motivating new OPTAVIA Coaches. Our failure to provide the business essentials and competitive compensation necessary to motivate OPTAVIA Coaches to grow their businesses will adversely affect our future growth and operating results. The growth and sustainability of our network of OPTAVIA Coaches is also subject to risks which may be outside of our control. These include: potential misconduct or improper claims by OPTAVIA Coaches; negative public perceptions of multi-level marketing; general economic conditions; failure to develop innovative products to meet consumer demands; adverse opinions of our products, services, or industry; and regulatory actions against our Company, competitors in our industry, or other direct selling companies.
Our direct selling model may be challenged, which could harm our business.
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
Settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumer sales. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. Any adverse rulings or legal actions could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. For example, in 2019, the FTC took aggressive actions against a multi-level marketing company, which ultimately led to the company being permanently prohibited from using a multilevel compensation plan in the United States. If our OPTAVIA Coaches make improper claims regarding our products or business, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business.
We continue to monitor developments to assess whether we should make any changes to our compensation structure. If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against us, our business could be harmed.
The FTC has also increased its scrutiny of the use of testimonials, which we also utilize, as well as the role of endorsers. We cannot be sure that the FTC will not challenge our advertising or other operations in the future, which could have a material adverse effect on our business.
In addition, our ability to sustain satisfactory levels of sales is dependent in significant part on our ability to introduce innovative products. However, governmental regulations can delay or prevent the introduction, or require the reformulation or withdrawal, of certain of our products. Any such regulatory action, whether or not it results in a final determination adverse to us, could create negative publicity, with detrimental effects on the motivation and recruitment of OPTAVIA Coaches and, consequently, on sales.
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
•public health crises, such as pandemics and epidemics;
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
We manufacture and produce a portion of our products, which account for approximately 25% of our total unit sales, at our manufacturing facility in Owings Mills, Maryland. As a result, we are dependent upon the uninterrupted and efficient operation of our sole manufacturing facility in Owings Mills, Maryland. The operations at this facility may be disrupted by a number of factors, including the following:
•public health crises, such as pandemics and epidemics;
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
Our OPTAVIA Coaches are independent contractors and, accordingly, we are not in a position to provide the same level of oversight as we would if these OPTAVIA Coaches were our own employees. As a result, there can be no assurance that our OPTAVIA Coaches will comply with our policies and procedures. Additionally, most of our OPTAVIA Coaches do not have extensive training or certification in nutrition, diet or health fields and have only undergone the education they receive from us. We may be subject to claims from our customers alleging that our OPTAVIA Coaches lack the qualifications necessary to provide proper advice regarding weight loss and related topics. We may also be subject to claims that our OPTAVIA Coaches have provided inappropriate advice or have failed to recommend customers consult with their health care providers during the course of the customers’ weight loss journey, as recommended in the Company’s Medical Disclaimer. Such claims could result in lawsuits, damage to our reputation and divert management’s attention from our business, which would adversely affect our business.

We may be subject to health or advertising related claims from our customers.
While we collaborate with LifeMD healthcare providers, our businesses are separate, and our weight loss and weight management programs do not include medical treatment or medical advice, and we do not engage physicians or nurses, with LifeMD or otherwise, to monitor the progress of our customers. Many people who are overweight suffer from other physical conditions, and our target consumers could be considered a high-risk population. A customer who experiences health problems could allege or bring a lawsuit against us on the basis that those problems were caused or worsened by participating in our programs, including outcomes based on interactions with our independent OPTAVIA Coaches or healthcare providers associated with LifeMD. Further, customers who allege that they were deceived by any statements that we made in advertising or labeling could bring a lawsuit against us under consumer protection laws. From time-to-time we are subject to such allegations and have been involved in such litigation. We may ultimately be unsuccessful in defending ourselves against such claims. Also, defending ourselves against such claims, regardless of their merit and ultimate outcome, may be lengthy and costly, and could adversely affect our brand image, customer loyalty and results of operations.
The weight management industry is highly competitive. If any of our competitors or a new entrant into the market with significant resources pursues a weight management program similar to ours, our business could be significantly affected.
Competition is intense in the weight management industry and we must remain competitive in the areas of program efficacy, price, taste, customer service and brand recognition. Our competitors include companies selling weight loss medications, pharmaceutical products and weight loss programs, digital tools, app-based health and wellness monitoring solutions and wearable trackers, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants and nutritional supplements. Some of our competitors are significantly larger than we are and have substantially greater resources. Any increased competition from new entrants into our industry or any increased success by existing competition could result in reductions in our sales or prices, or both, which could have an adverse effect on our business and results of operations. Additionally, the entrance into the market and growing acceptance of the favorably perceived and easier to use weight loss medications, such as GLP-1s, has reduced and may further reduce demand for our services and products.
New weight loss medications, products or services may put us at a competitive disadvantage and our business may suffer.
The weight management industry is subject to changing consumer demands based, in large part, on the efficacy and popular appeal of weight management programs. The popularity of weight management programs is dependent, in part, on their ease of use, cost and channels of distribution as well as consumer trends, which continue to evolve with the introduction of new technologies and innovations, and, on an ongoing basis, many existing and potential providers of weight loss solutions, including many pharmaceutical firms with significantly greater financial and operating resources than we have, are developing new products and services. The growing popularity of weight loss solutions, such as a drug therapy or GLP-1 medications, which may be perceived to be safe, effective and “easier” than a portion-controlled meal plan has affected the marketplace and could negatively impact our results of operations.

If we do not continue to develop innovative new products or if our products do not continue to appeal to the market, or if we are unable to successfully expand or respond to consumer trends, our business may suffer.
The increasing focus of consumers on more integrated lifestyle and fitness approaches rather than just food, nutrition and diet could adversely impact the popularity of our programs. Our future success depends on our ability to continue to develop and market new, innovative products and to enhance our existing products, each on a timely basis to respond to new and evolving consumer demands, achieve market acceptance and keep pace with new nutritional, weight management, technological and other developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced products, and we cannot assure you that any new or enhanced products will appeal to the market. Our results of operations are highly dependent on the number of product sales generated by our OPTAVIA Coaches. Our failure to develop new products and to enhance our existing products, and the failure of our products to continue to appeal to the market could have an adverse impact on our ability to attract and retain customers and thus adversely affect our business, financial condition or results of operations. Additionally, we commit and invest substantial time and resources into developing innovative new products. There is no assurance that any new products will be successfully adopted by our customer base, or that we will be able promote such new products without taking steps such as reducing pricing or incurring acquisition costs that would affect our revenues and/or profitability.
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
Our business success depends on our ability to attract and retain customers. Our ability to attract and retain customers depends significantly on the effectiveness of our OPTAVIA Coaches’ advertising and marketing practices. Our OPTAVIA Coaches support our customers and market our products and services primarily through word of mouth, email and via social media channels such as Facebook, Instagram, X, and video conferencing platforms. If their advertising and marketing campaigns do not generate a sufficient number of customers, our business, financial condition and results of operations will be adversely affected.
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

In addition, if we choose to expand our business internationally in the future, we may be subject to international privacy, data protection, consumer protection and other laws and regulations, which in some cases are more restrictive than those in the United States. For example, the European Union traditionally has imposed stricter obligations under such laws than the United States. Consequently, any future expansion of our international operations may require changes to the ways we collect and use consumer information. In the ordinary course of our business, we collect and utilize proprietary and customer information and data. As a result, we have developed systems that are designed to protect consumer information and prevent fraudulent transactions and other security breaches. Privacy concerns among prospective and existing customers regarding our use of such information or data collected on our website or through our services and products, such as weight management information, financial data, email addresses and home addresses, could keep them from using our website or purchasing our services or products. We currently face certain legal obligations regarding the manner in which we treat such information and data. Businesses have been criticized by privacy groups and governmental bodies for their use and handling of such information and data. We rely on third-party software products to secure our credit card transactions. Failure to prevent or mitigate fraudulent payment transactions or security breaches or changes in industry standards or regulations may adversely affect our business and operating results or cause us to lose our ability to accept credit cards as a form of payment and result in chargebacks of fraudulently charged amounts. Furthermore, widespread credit card fraud may lessen our customers’ willingness to purchase our products on our website.
Risks Related to Intellectual Property
Third parties may infringe on our brand, trademarks and other intellectual property rights, which may have an adverse impact on our business.
We currently rely on a combination of trademark and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights, including our brand. Because our business relies heavily on a direct-to-consumer business model, our brand is an important element of our business strategy. If we fail to successfully enforce our intellectual property rights, the value of our brand, services and products could be diminished and our business may suffer. Additionally, failure to protect our intellectual property could result in the entry of a competitor into the market. Our precautions may not prevent misappropriation of our intellectual property by state actors, competitors, or individuals or groups that are or are not affiliated with the Company. Any legal action that we may bring to protect our brand and other intellectual property could be unsuccessful and expensive and could divert management’s attention from other business concerns. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property, especially in Internet-related businesses, are uncertain and evolving. We cannot assure you that these evolving legal standards will sufficiently protect our intellectual property rights in the future.
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
Our program features pre-packaged food selections, which we believe offer convenience and value to our customers. Our continued success depends, to a large degree, upon the continued popularity of our program versus various other weight loss, weight management and fitness regimens, such as low carbohydrate diets, appetite suppressants and medically supported weight loss initiatives, including weight loss medications, such as GLP-1s. Changes in consumer tastes and preferences away from our pre-packaged food and support and coaching services, and any failure to provide innovative responses to these changes, may have a materially adverse impact on our business, financial condition, operating results, cash flows and prospects. Our success is also dependent on our food innovation including maintaining a robust array of food items and improving the quality of existing items. If we do not continually expand our food items or provide customers with items that are desirable in taste and quality, our business could be harmed.
Consumer’s increased attention to recent developments, innovations, and FDA approvals of weight loss medications, and the perception of their safety, effectiveness, and ease of use, may also reduce consumer engagement in our offering. Consumer’s purchasing decisions are highly subjective and can be influenced by many factors, such as perception of the ease of use and efficacy of the service and product offerings as well as brand image or reputation, marketing programs, cost, social media presence and sentiment, consumer trends, personalization, the digital platform, and user experience. Moreover, consumers can, and frequently do, change approaches easily.
We anticipate competition from other companies that provide telehealth services associated with weight management, and certain of these competitors have greater financial and other resources than us and have operations in therapeutic or other areas where we may seek to expand in the future.
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
Our industry is subject to federal, state and other governmental regulations. Certain federal and state agencies, such as the FTC and the U.S. states’ consumer protection agencies, regulate and enforce laws relating to advertising, disclosures to consumers, privacy, consumer pricing and billing arrangements and other consumer protection matters. A determination by a federal or state agency, or a court, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions of our business operations. Some advertising practices in the weight loss industry have led to investigations from time to time by the FTC and other governmental agencies. Many companies in the weight loss industry, including our predecessor businesses, have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. In 2009, the FTC promulgated nonbinding Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Endorsement Guides”) which explained what endorsement practices the FTC views as being unfair or deceptive acts or practices. In 2020, the FTC sought public comments on whether the Endorsement Guides should be amended. The last time the FTC sought similar public comments led to a major revision of the Endorsement Guides. Consequently, the FTC could bring an enforcement action based on practices that are inconsistent with the current Endorsement Guides as it considers revisions. Under the current Endorsement Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the typical results that consumers can generally expect. We cannot be sure that the FTC will not challenge our advertising or other operations in the future, which could have a material adverse impact on our business.
Other aspects of our industry are also subject to government regulation. For example, the labeling and distribution of food products, including dietary supplements, are subject to strict USDA and FDA requirements and food manufacturers are subject to rigorous inspection and other requirements of the USDA and FDA, and companies operating in foreign markets must comply with those countries’ requirements for proper labeling, controls on hygiene, food preparation and other matters. If federal, state, local or foreign regulation of our industry increases for any reason, then we may be required to incur significant expenses, as well as modify our operations to comply with new regulatory requirements, which could harm our operating results. Additionally, remedies available in any potential administrative or regulatory actions may include product recalls and require us to refund amounts paid by all affected customers or pay other damages, which could be substantial.
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
Risks Related to the Company’s Common Stock
Actions of activist stockholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.
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
There can be no assurance that we will declare cash dividends in the future or in any particular amounts.
On December 13, 2023, we announced that the Company updated its capital allocation priorities following a thorough review, and decided to discontinue the Company’s quarterly cash dividend. Our Board of Directors periodically reviews our capital allocation strategy to ensure that it is in the best interest of our stockholders and is in compliance with all applicable laws and agreements. Our capital allocation strategy may change from time to time, and we cannot provide any assurance that we will declare dividends in the future or in any particular amounts. The discontinuation of our dividend payments could have a negative effect on our stock price.
Our stock price fluctuates from time to time and may fall below expectations of securities analysts and investors, and could subject us to litigation, which may result in you suffering a loss on your investment.
The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, many of which are out of our control. These factors include: quarterly variations in operating results; changes in accounting treatments or principles; announcements by us or our competitors of new products and services offerings; significant contracts, acquisitions, or strategic relationships; additions or departures of key personnel; any future sales of the Company’s common stock or other securities; stock market price and volume fluctuations of publicly-traded companies; and general political, economic and market conditions. In some future quarter our operating results may fall below the expectations of securities analysts and investors, which could result in a decrease in the trading price of the Company’s common stock. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.
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
Our certificate of incorporation (as amended) permits our Board of Directors to issue preferred stock without stockholder approval upon such terms as the Board of Directors may determine. The rights of the holders of the Company’s common stock will be junior to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third-party to acquire, or discourage a third-party from acquiring, a majority of the Company's outstanding common stock. The issuance of a substantial number of preferred shares could adversely affect the price of the Company’s common stock.
General Risk Factors
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

Our collaboration with LifeMD may not achieve the anticipated benefits.

On December 13, 2023, we announced a new strategic collaboration (the “Collaboration”) with telehealth company, LifeMD, in furtherance of our expansion into the medically supported weight loss market, and with the expectation that the Collaboration would result in various long-term benefits to both companies, including increase in revenue, customer acquisition increase, and longer tenure in customer retention. Achieving the anticipated benefits of the Collaboration is subject to a number of uncertainties, including whether our business and LifeMD’s business can become integrated in an effective and efficient manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the Collaboration and diversion of management’s attention and energy away from ongoing business operations, which could have a material adverse effect on our business or financial results.

The Collaboration’s success will depend to a substantial extent on the willingness of customers to use LifeMD’s telehealth platform. If our customers do not perceive the benefits of LifeMD’s telehealth services, or if the Collaboration does not drive customer acquisition or retention, then our market may not develop, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns could limit acceptance of LifeMD’s healthcare services. If any of these occur, it could have a material adverse effect on the success of the collaboration.
Finally, if LifeMD terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the marketplace could be adversely affected.

Our Collaboration with LifeMD could open us up to additional risks.
The Collaboration may pose a number of risks, including: LifeMD has discretion in determining the efforts and resources that they will apply; LifeMD may not perform their obligations as expected; and LifeMD may fail to comply with applicable regulatory requirements.
Healthcare professionals providing telehealth services have become subject to a number of lawsuits alleging malpractice and some of these lawsuits may involve large claims and significant defense costs. Through the Collaboration, it is possible that these claims could also be asserted against us or our independent OPTAVIA Coaches and include us as an additional defendant.

We could incur reputational harm or negative publicity in relation to an adverse event involving a LifeMD healthcare provider.
Additionally, a number of laws and regulations govern anti-kickbacks, physician self-referrals, and the business of advertising, promotion, dispensing, and marketing services, products, and pharmaceuticals. These regulatory regimes are overseen by state and federal level governmental bodies, including the FDA, the U.S. Department of Health and Human Services (“HHS”), and the FTC. Through the Collaboration, failure to comply with the laws and regulations of these governmental agencies may result in legal or other enforcement actions, including orders to cease non-compliant activities. There can be no assurance that we will not be subject to state, federal or foreign government actions or class action lawsuits, which could harm our business, financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Overview
Organizations across the globe are experiencing cybersecurity incidents at an increasing rate, and cybersecurity threats are increasingly sophisticated and constantly evolving. We have developed and maintained policies, procedures, and controls to mitigate material risks from cybersecurity threats, and assess and disclose information to investors concerning material cybersecurity incidents. These risks are evaluated on an ongoing basis as part of our overall risk management strategy. As discussed in more detail below, we have policies and procedures in place to safeguard our information systems, monitor these systems, protect the confidentiality and integrity of our data, train and raise awareness of cybersecurity threats amongst employees, detect intrusions into our systems, and respond to cybersecurity incidents. Despite these efforts, no system is impenetrable, and we cannot provide assurances that we will prevent every attack or detect every incident timely.

Risk Management and Strategy
We have established processes for assessing, identifying, and managing material risks from cybersecurity threats and have integrated these cybersecurity processes into our overall risk management system. Specifically, we have adopted a cybersecurity framework that, where appropriate, aligns with the NIST's Cybersecurity Framework, and we have maintained systems that, where appropriate, are PCI compliant under current standards.
We regularly review our Incident Response Plans to ensure readiness if and when an incident does occur, including through live testing via planned and surprise tabletop exercises. In the event of a cybersecurity incident, if a system does become non-operational, we maintain disaster recovery capabilities to return to normal operation in a timely manner.
Our cybersecurity processes to assess and identify cybersecurity risks includes periodic risk assessments, deployment of security monitoring tools for continuous monitoring of our information systems, periodic testing for vulnerabilities in our systems, periodic testing of employees’ cybersecurity awareness, receiving cybersecurity alerts, among other procedures. Our Information Security (“IS”) department, which reports to the Vice President, Information Security, evaluates cybersecurity risks and works to design and ensure implementation of appropriate controls and safeguards in alignment with our business objectives and operational needs. Management periodically reviews cybersecurity risks as part of the overall risks to the company as part of the enterprise risk management program. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.
We engage various third parties to assess, test, or assist with the implementation of our risk management strategies, policies, and procedures to enhance our detection and management of cybersecurity risks, including but not limited to: consultants who assist with assessing risks, assist with our PCI compliance assessments, assess our systems alignment with the NIST Cybersecurity Framework, and test and/or scan for vulnerabilities.
We rely on software, hardware, and network systems, including cloud-based technology, that are either developed by us or licensed from or maintained by third parties to maintain operations. In the ordinary course of our business, we collect and utilize proprietary and customer information and data. We utilize systems designed to protect customer information and prevent fraudulent transactions and other security breaches. We rely on third-party software products to secure our credit card transactions.

Furthermore, we maintain a process to evaluate and manage risks associated with third-party service providers. We conduct cybersecurity assessments of our key vendors before engagement, maintain continued monitoring during the engagement, and maintain the ability to discontinue our engagement with a key vendor if their cybersecurity posture fails to meet pre-established standards.
The Company, from time to time, experiences or is subject to a variety of incidents that arise during the ordinary course of its business. As of the date of this report and based upon the Company’s experience, current information, and applicable laws, we do not believe that these incidents are material, or will have or have had a material adverse effect on business strategy, results of operations, or financial position. However, future cybersecurity incidents could materially affect our strategy, results of operations, or financial condition. See Item 1A. Risk Factors for additional information on how risks could materially affect the company.

Governance
The Board of Directors has responsibility for oversight and approval of our cybersecurity risk management processes, and the Board has established an oversight mechanism for cybersecurity risks.
Senior executives provide the Board of Directors with quarterly updates concerning cybersecurity risks and the Company’s cybersecurity strategies and objectives. In addition, members of management briefed on specific issues attend Board meetings to provide additional insight into the specific issues being discussed, including risk exposure.
The Board works with our senior executives in reviewing the cybersecurity risks and strategy, provides guidance on the Company’s cybersecurity goals and objectives, and monitors the information it receives from management regarding the assessment and management of cybersecurity risk. If a significant cybersecurity incident occurs, it will be reported promptly to the Board near the time of discovery.
The IS department is charged with monitoring risks, implementing controls, developing information security policies and procedures, and assessing cyber events. On a day-to-day basis, IS informs the Vice President, Information Security concerning cybersecurity risks and events, including any mitigation and remediation efforts. Our Vice President, Information Security joined the Company in September 2022, and is responsible for approving IS policies and procedures, implementing controls, monitoring and detection programs, and employee training on cybersecurity risks, and reports cybersecurity risks and strategies directly to executive leadership. He has over a decade of security experience, received his Master of Science in Computer Information and Information Systems Security/Information Assurance from Norwich University, and holds various certifications including Certified Ethical Hacker (CEH) and Certified Information Systems Security Professional (CISSP).
Cybersecurity incidents are escalated to the cybersecurity incident response team ("CIRT") who is responsible for overseeing our incident response strategy, including remediation. Significant cybersecurity incidents are escalated to the Company’s Incident Response Materiality Assessment Committee (“IRMAC”) that assesses and evaluates whether the incident is material using criteria based on our enterprise risks. This committee is comprised of a cross-functional team that consists, in part, of employees at the management level and members of the executive team. As noted above, if a significant cybersecurity incident occurs, it will be reported promptly to the Board on an ad hoc and as-needed basis. Otherwise, management reports cybersecurity risks and developments to the Board quarterly.

ITEM 2. PROPERTIES
The Company leases office space in Baltimore, Maryland which serves as our corporate headquarters. The corporate headquarters’ lease expires in February 2026. In January 2020, the Company entered into a lease for a satellite office in Lehi, Utah, which expires in December 2026. In May 2021, the Company entered into a lease for our product innovation research center in Owings Mills, Maryland. The product innovation research center lease expires in February 2029.
The Company owns a 49,000 square-foot manufacturing facility in Owings Mills, Maryland, and a 119,000 square-foot distribution facility in Ridgley, Maryland. The Company outsources a domestic distribution center in Haltom City, Texas. In April 2021, the Company entered into a lease for a distribution center in Havre De Grace, Maryland. The distribution center lease expires in August 2026. In 2023, the Company exited it contracts and terminated its relationships with its outsourced distribution centers in Reno, Nevada and in Hong Kong.

ITEM 3. LEGAL PROCEEDINGS
The Company is, from time to time, subject to a variety of litigation and similar proceedings that arise out of the ordinary course of its business. Based upon the Company’s experience, current information, and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its results of operations, financial position, or liquidity. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that the Company’s results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed and traded on the NYSE under the ticker symbol “MED.”

Dividends

While historically the Company has declared and paid dividends on the Company’s common stock, in December 2023, it announced the discontinuation of dividends to support investments in technology and future growth. Declaration and payment of dividends on the Company’s common stock are subject to the discretion of our board of directors and compliance with applicable laws. The decision to declare and pay dividends in the future will depend on general business conditions, the effect of such payments on our financial condition and other factors the Company’s board of directors consider relevant.

Holders
There were approximately 68 record holders of the Company’s common stock as of February 6, 2024. This number does not include beneficial owners of our securities held in the name of nominees.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance under our equity compensation plans, which information is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchases of common stock for the three months ended December 31, 2023:

2023	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	114	$74.19	—	1,323,568
November 1 - November 30	—	—	—	1,323,568
December 1 - December 31	—	—	—	1,323,568
____________________
(1)Also included are shares of common stock surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock previously granted to such employees and directors.
(2)At the outset of the quarter ended December 31, 2023, there were 1,323,568 shares of the Company's common stock eligible for repurchase under the repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
As of December 31, 2023, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.
Performance Graph
The following line graph compares the yearly percentage change in the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) for the last five fiscal years to that of the Standard & Poor’s 600 Consumer Staples Index and the Company’s selected peer group. The 2022 Peer Group included 1-800-flowers.com Inc., Blue Apron Holdings Inc., Duluth Holdings Inc., Farmer Brothers Company, Herbalife Nutrition Ltd., Inter Parfums Inc., Nature’s Sunshine Products Inc., Nu Skin Enterprises Inc., Simply Good Foods Co., Tupperware Brands Corp., USANA Health

Sciences Inc., WW International, Inc., The Hain Celestial Group, Inc., and Edgewell Personal Care Company. The 2023 Peer Group includes 1-800-flowers.com Inc., Duluth Holdings Inc., Herbalife Nutrition Ltd., Inter Parfums Inc., Nu Skin Enterprises Inc., Simply Good Foods Co., Tupperware Brands Corp., USANA Health Sciences Inc., WW International, Inc., The Hain Celestial Group, Inc., Edgewell Personal Care Company, B&G Foods, Inc., Etsy, Inc., McCormick & Company, Inc., and Spectrum Brand Holdings, Inc.

	2019	2020	2021	2022	2023
Medifast, Inc.	$90.27	$168.05	$183.79	$106.02	$65.38
Benchmarking Peer Group	102.27	145.68	161.75	108.46	103.06
S&P 600 Consumer Staples	116.90	129.93	167.35	156.52	179.98
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
Revenue Recognition: Our revenue is derived primarily from point of sale transactions executed over an e-commerce platform for weight loss, weight management, and other healthy living products. Prior to a change in our Customer Terms & Conditions (Customer T&Cs) in the first quarter of 2023, revenue was recognized upon receipt by the customer and net of discounts, rebates, promotional adjustments, price adjustments, allocated consideration to loyalty programs, and estimated returns. Upon the change of our Customer T&Cs, revenue is now recognized upon delivery to the shipping carrier and net of discounts, rebates, promotional adjustments, price adjustments, allocated consideration to loyalty programs, and estimated returns. The impact of this change to the quarter ended March 31, 2023 was an increase of approximately $9.1 million in revenue and $2.8 million of income from operations.
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
Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a point in time accounted for substantially all of our revenue for the years ended December 31, 2023, 2022, and 2021. Revenue on these contracts is recognized when the obligations under the terms of the contract with our customer are satisfied.
Our return policy allows for customer returns of consumable products from the time of order until 30 days following the date of receipt, and upon our authorization. We adjust revenues for the products expected to be returned and a liability is recognized for expected refunds to customers. We estimate expected returns based on historical levels and project this experience into the future.
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
BACKGROUND
Medifast is the health and wellness company known for its habit-based and coach-guided lifestyle solution OPTAVIA, which provides people with a simple, yet comprehensive approach to help them achieve lasting optimal health and wellbeing. OPTAVIA's lifestyle plans deliver clinically proven health benefits, and our program includes evidence-based tools, including scientifically developed products and a framework for habit creation reinforced by independent Coaches and Community support. As a physician-founded company with a 40+ year history, Medifast is a leader in the U.S. weight management industry. In early January 2024, through a collaboration with the national virtual primary care provider LifeMD, OPTAVIA customers will have access to board-certified affiliated clinicians and medications, such as GLP-1s, that support treatment plans for obesity and other health conditions. The Company is entering into the medically supported weight loss area and continues to innovate and build upon its scientific and clinical heritage to fulfill its mission of offering the world Lifelong Transformation, One Healthy Habit at a Time. Medifast was recognized in 2023 by Financial Times as one of The Americas' Fastest Growing Companies and in 2022 as one of America's Best Mid-Sized Companies by Forbes. Our product sales accounted for approximately 97.5%, 97.2% and 98.0% of our revenues in each of 2023, 2022, and 2021, respectively. We review and analyze a number of key operating and financial metrics to manage our business, including the number of active earning OPTAVIA Coaches and average quarterly revenue generated per active earning OPTAVIA Coach. The number of active earning OPTAVIA Coaches decreased by approximately 32.5% to 41,100 as of December 31, 2023 from December 31, 2022, and the average revenue per active earning OPTAVIA Coach was $4,648 for the quarter ended December 31, 2023.
Our OPTAVIA business unit accounted for approximately 100%, 100%, and 99.9% of our revenues in 2023, 2022 and 2021, respectively. We have operated and reported as a single sales segment, OPTAVIA, since 2018. By maintaining our commitment to building capabilities in the areas that matter most to our OPTAVIA Coaches and customers within the OPTAVIA channel, we believe our strong financial foundation, flexible model and variable cost structure coupled with disciplined growth initiatives position Medifast for the current environment and the future.

CONSOLIDATED RESULTS OF OPERATIONS - 2023 COMPARED TO 2022
The following table reflects our consolidated statements of income for the years ended December 31, 2023 and 2022 (in thousands, except percentages):

	2023	2022	$ Change	% Change

Revenue	$1,072,054	$1,598,577	$(526,523)	(32.9)%
Cost of sales	296,204	458,163	(161,959)	(35.3)%
Gross Profit	775,850	1,140,414	(364,564)	(32.0)%

Selling, general, and administrative	649,448	955,608	(306,160)	(32.0)%

Income from operations	126,402	184,806	(58,404)	(31.6)%

Other income (expense)
Interest income (expense)	2,490	(701)	3,191	455.2%
Other (expense) income	(95)	(46)	(49)	106.5%
	2,395	(747)	3,142	420.6%

Income before provision for income taxes	128,797	184,059	(55,262)	(30.0)%

Provision for income taxes	29,382	40,491	(11,109)	(27.4)%

Net income	$99,415	$143,568	$(44,153)	(30.8)%

% of revenue
Gross Profit	72.4%	71.3%
Selling, general, and administrative	60.6%	59.8%
Income from Operations	11.8%	11.6%
Revenue: Revenue decreased $526.5 million, or 32.9%, to $1.072 billion in 2023 from $1.599 billion in 2022. The year-over-year decline in revenue was primarily driven by a decrease in the number of active earning OPTAVIA Coaches and lower productivity per active earning OPTAVIA Coach, partially offset by a pricing adjustment in the fourth quarter of 2022 and a $9.1 million impact from a timing difference related to changes in the Company’s sales order terms and conditions with its customers in the first quarter. The total number of active earning OPTAVIA Coaches for the three months ended December 31, 2023 decreased to 41,100 from 60,900 for the corresponding period in 2022, a decrease of 32.5%. The average revenue per active earning OPTAVIA Coach decreased 16.1% to $4,648 for the three months ended December 31, 2023 from $5,538 for the three months ended December 31, 2022. Decrease in the revenue per active earning OPTAVIA Coach for the quarter was driven by continued pressure on customer acquisition rates through the fourth quarter.
Costs of Sales: Cost of sales decreased $162.0 million, or 35.3%, to $296.2 million in 2023 from $458.2 million in 2022. This decrease in cost of sales was primarily driven by decreased volumes and the restructuring of certain external manufacturing agreements in 2022, partially offset by higher product costs resulting from inflationary pressures on raw ingredient costs, shipping costs, and labor costs.
Non-GAAP adjusted cost of sales were $296.2 million for 2023, a decrease of $149.8 million, or 33.6%, as compared to $446.0 million for 2022. Non-GAAP adjusted cost of sales excludes expenses in connection with the restructuring of certain external manufacturing agreements of $12.2 million for 2022. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Gross Profit: In 2023, gross profit decreased $364.6 million, or 32.0%, to $775.9 million from $1.140 billion in 2022. The decrease in gross profit was primarily attributable to lower revenue as well as cost inflation from raw ingredient costs, shipping costs, and labor costs, partially offset by restructuring costs of certain manufacturing agreements in 2022. As a percentage of sales, gross profit increased 110 basis points to 72.4% for 2023 from 71.3% for 2022. The increase in gross margin percentage was primarily due to cost savings from the Company's Fuel for the Future program and restructuring costs of certain manufacturing agreements 2022.
Non-GAAP adjusted gross profit was $775.9 million for 2023, a decrease of $376.8 million, or 32.7%, as compared to $1.153 billion for 2022.
Selling, General and Administrative: Selling, general and administrative (“SG&A”) expenses were $649.4 million in 2023, a decrease of $306.2 million, or 32.0%, as compared to $955.6 million in 2022, primarily due to decreased Coach compensation on lower volumes and fewer active earning Coaches, progress on several cost reduction and optimization initiatives, and charitable donations in 2022, partially offset by market research and investment costs related to medically supported weight loss activities. As a percentage of sales, SG&A expenses were 60.6% for 2023 as compared to 59.8% for 2022, primarily due to the loss of leverage on fixed costs due to lower sales volumes when compared to 2022 and market research and investment costs related to medically supported weight loss activities, partially offset by progress on several cost reduction and optimization initiatives and charitable donations in 2022. SG&A expenses included research and development costs of $4.6 million and $4.5 million for 2023 and 2022, respectively, in connection with the development of new products and programs and clinical research activities.
Non-GAAP adjusted SG&A expenses were $641.9 million for 2023, a decrease of $294.7 million, or 31.5%, as compared to $936.6 million for 2022. Non-GAAP adjusted SG&A expenses for 2023 exclude expenses in connection with the Company's IT and supply chain optimization and costs for the Collaboration. Non-GAAP adjusted SG&A expenses for 2022 exclude expenses in connection with donations made to support to Ukrainian relief effort of $19.0 million for 2022. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Income from operations: Income from operations in 2023 decreased $58.4 million to $126.4 million from $184.8 million in 2022 primarily as a result of decreased gross profit, partially offset by decreased SG&A expenses. Income from operations as a percentage of sales increased to 11.8% for 2023 as compared to 11.6% for 2022 due to the factors described above in the explanations from gross profit and SG&A expenses.
Non-GAAP adjusted income from operations in 2023 decreased to $134.0 million from $216.0 million in 2022. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Provision for income taxes: For 2023, the Company recorded $29.4 million in income tax expense, an effective tax rate of 22.8%, as compared to $40.5 million in income tax expense and an effective tax rate of 22.0%, for 2022. The increase in the effective tax rate for 2023 as compared to 2022 was primarily driven by a decrease in the charitable contribution benefit and an increase in the limitation for executive compensation, partially offset by an increase in the research and development benefit and a decrease in state taxes.
Non-GAAP adjusted income tax provision was $31.1 million for 2023, an effective tax rate of 22.8%, compared to $51.8 million in 2022, an effective tax rate of 24.1%, primarily due to the decrease in state taxes and the impact of charitable donations. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Net income: Net income was $99.4 million, or $9.10 per diluted share, in 2023 as compared to $143.6 million, or $12.73 per diluted share, in 2022. The period-over-period changes were driven by the factors described above in the explanations from operations.
Non-GAAP adjusted net income was $105.2 million or $9.64 per diluted share for 2023 as compared to $163.5 million or $14.50 per diluted share for 2022. The period-over-period changes were driven by the factors described above in the Non-GAAP explanations from operations. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Additionally, refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2022 compared to fiscal year 2021.

Non-GAAP Financial Measures
In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in our quarterly reports, our quarterly earnings press releases and other public disclosures. The following GAAP financial measures have been presented for 2023 on an as-adjusted basis: cost of sales, gross profit, SG&A expenses, income from operations, other income (expense), provision for income taxes, net income and diluted earnings per share. Each of these as-adjusted financial measures for 2023 excludes the impact of certain amounts related to the Company IT and supply chain optimization efforts and collaboration costs to stand up the LifeMD relationship, as further identified below and have not been calculated in accordance with GAAP. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is included below. These non-GAAP financial measures are not intended to replace GAAP financial measures.
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
The following tables reconcile the non-GAAP financial measures included in this report (in thousands, except per share amounts):

	Year Ended December 31, 2023
	GAAP	IT and Supply Chain Optimization	LifeMD Collaboration Costs (2)	Non-GAAP
Cost of sales	$296,204	$—	$—	$296,204
Gross profit	775,850	—	—	775,850
Selling, general, and administrative	649,448	(2,555)	(5,000)	641,893
Income from operations	126,402	2,555	5,000	133,957
Other income	2,395	—	—	2,395
Provision for income taxes	29,382	583	1,141	31,106
Net income	99,415	1,972	3,859	105,246
Diluted earnings per share (1)	9.10	0.18	0.35	9.64

	Year Ended December 31, 2022
	GAAP	Donation Adjustments	Restructuring of External Manufacturing Agreements	Non-GAAP
Cost of sales	$458,163	$—	$(12,195)	$445,968
Gross profit	1,140,414	—	12,195	1,152,609
Selling, general, and administrative	955,608	(18,986)	—	936,622
Income from operations	184,806	18,986	12,195	215,987
Other expense	(747)	—	—	(747)
Provision for income taxes	40,491	8,544	2,744	51,779
Net income	143,568	10,442	9,451	163,461
Diluted earnings per share (1)	12.73	0.93	0.84	14.50
(1) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.
(2) We expect the remaining $5.0 million of LifeMD Collaboration Costs to be recorded in 2024.
Liquidity and Capital Resources
The Company had stockholders’ equity of $201.5 million and working capital of $131.7 million at December 31, 2023 compared with $155.0 million and $81.9 million at December 31, 2022. The $46.4 million net increase in stockholders’ equity reflects $99.4 million in net income for 2023 offset by $3.6 million spent on repurchases of common stock and $54.6 million for dividends paid to holders of the Company’s common stock as well as the other equity transactions described in the Consolidated Statements of Changes in Stockholders’ Equity included in our consolidated financial statements included in this report. The Company’s cash, cash equivalents and investment securities increased to $150.0 million at December 31, 2023 from $87.7 million at December 31, 2022. In December 2023, the Company’s board of directors determined to change the Company’s capital allocation priorities and discontinued the Company’s quarterly cash dividend to support investments in technology and future growth. The decision to declare and pay dividends in the future will depend on general business conditions, the effect of such payments on our financial condition and other factors the Company’s board of directors consider relevant.
Net cash provided by operating activities decreased $46.9 million to $147.7 million for 2023 from $194.6 million for 2022 primarily as a result of a $44.2 million decrease in net income and adjustments to reconcile net income to cash provided by operating activities.
Net cash used in investing activities was $61.0 million for 2023 as compared to $11.4 million for 2022. This year-over-year change resulted primarily from a $54.6 million increase in cash used in the purchase of investment securities for 2023 as compared to 2022. Cash used in capital expenditures for 2023 expanded our technology and supply chain capabilities to support our planned growth.
Net cash used in financing activities decreased $119.8 million to $79.8 million for 2023 from $199.6 million for 2022. This decrease was primarily due to a $122.8 million decrease in stock repurchases, partially offset by a $1.8 million increase in net shares repurchased for employee taxes and a $1.4 million increase in cash dividends paid to stockholders.
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
On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. On May 31, 2022, the Credit Agreement was amended to increase the borrowing capacity and convert the interest rate to be based on SOFR, from LIBOR (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $225.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. The Amended Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Amended Credit Agreement contains affirmative and negative covenants customarily applicable to credit facilities. As of December 31, 2023, the Company had no borrowings under the credit facility and was in compliance with all of its debt covenants.
Contractual Obligations and Commercial Commitments
The Company had the following contractual obligations with a remaining term in excess of one year as of December 31, 2023 (in thousands):

	2024	2025 - 2026	2027 - 2028	Thereafter	Total
Operating leases (a)	$6,312	$11,245	$5,171	$240	$22,968
Unconditional purchase obligations (b)	47,041	22,186	2,955	—	72,182
Total contractual obligations	53,353	33,431	8,126	240	95,150
____________________
(a)The Company has operating leases in place for leased corporate offices, warehouses, and certain equipment.
(b)The Company has unconditional purchase obligations primarily for inventories, outsourced information technology and Coach events.
INFLATION
During 2023, the Company's business experienced a certain amount of inflation impact on raw ingredient, freight and supply chain labor. The Company previously increased sales prices for most of its products in November 2022 by an average of approximately 4.5%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes other than strategic investments.
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our credit facility and investment in money market securities, government and agency securities, and corporate bonds. Other than for strategic investments, its current investment policy is to maintain an investment portfolio consisting of corporate bonds and U.S. money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities, purchased during 2023, are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at December 31, 2023, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.
The Company is exposed to market risk related to price fluctuations in equity markets related to its investment in LifeMD common stock, purchased in December of 2023. If equity prices were to decrease immediately and uniformly by 10% from levels at December 31, 2023, the Company estimates that the fair value of the Company investment would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected by any significant degree by the effect of a change in market conditions on our investment.
As of December 31, 2023, the Company did not have any outstanding borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Medifast, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Medifast, Inc.’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements of the Company and our report dated February 20, 2024 expressed an unqualified opinion.
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
February 20, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Medifast, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Medifast, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 20, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Income Taxes
As described in Notes 2 and 11 of the financial statements, the Company operates in multiple markets in the U.S. and internationally using an e‑commerce platform and a direct selling network of OPTAVIA Coaches. The Company’s provision for income taxes is impacted based on interpretations of U.S. federal and various state and local income tax laws. Management prepared the Company’s provision for income taxes using significant judgment when interpreting the provisions of Treasury and state and local tax regulations and assessing the positions taken as a result of these considerations as to whether or not the amount of benefit recorded would be more‑likely‑than‑not to be sustained upon examination.
We identified the evaluation of the Company’s provision for income taxes as a critical audit matter due to the significant judgments made by management when assessing the complex provisions of the tax laws and regulations. Auditing the matter required significant auditor judgment and increased audit effort, including use of our tax specialists, in evaluating the recorded results of management’s tax positions and their assessment of the sustainability of these tax positions.

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
Baltimore, Maryland
February 20, 2024

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2023, 2022 and 2021
(U.S. dollars in thousands, except per share amounts & dividend data)

	2023	2022	2021

Revenue	$1,072,054	$1,598,577	$1,526,087
Cost of sales	296,204	458,163	398,490
Gross profit	775,850	1,140,414	1,127,597

Selling, general, and administrative	649,448	955,608	911,356

Income from operations	126,402	184,806	216,241

Other income (expense)
Interest income (expense)	2,490	(701)	(231)
Other (expense) income	(95)	(46)	119
	2,395	(747)	(112)

Income before provision for income taxes	128,797	184,059	216,129

Provision for income taxes	29,382	40,491	52,098

Net income	$99,415	$143,568	$164,031

Earnings per share - basic	$9.13	$12.82	$14.01

Earnings per share - diluted	$9.10	$12.73	$13.89

Weighted average shares outstanding
Basic	10,884	11,195	11,705
Diluted	10,921	11,276	11,813

Cash dividends declared per share	$4.95	$6.56	$5.68
The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2023, 2022 and 2021
(U.S. dollars in thousands)

	2023	2022	2021

Net income	$99,415	$143,568	$164,031
Other comprehensive income (loss), net of tax:
Foreign currency translation	(72)	(67)	112
Unrealized gains (losses) on investment securities	296	(20)	(42)
Other comprehensive income (loss)	224	(87)	70

Comprehensive income	$99,639	$143,481	$164,101

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2023 and 2022
(U.S. dollars in thousands, except par value)

	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$94,440	$87,691
Inventories	54,591	118,856
Investments	55,601	—
Income taxes, prepaid	8,727	—
Prepaid expenses and other current assets	10,670	16,237
Total current assets	224,029	222,784

Property, plant and equipment - net of accumulated depreciation	51,467	57,185
Right-of-use assets	15,645	18,460
Other assets	14,650	12,456
Deferred tax assets	4,117	5,328

TOTAL ASSETS	$309,908	$316,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$86,415	$134,690
Income taxes payable	—	428
Current lease obligations	5,885	5,776
Total current liabilities	92,300	140,894

Lease obligations, net of current lease obligations	16,127	20,275
Total liabilities	108,427	161,169

Commitments (Note 12)

Stockholders' Equity
Common stock, par value 0.001 per share: 20,000 shares authorized;
10,896 and 10,928 issued and 10,896 and 10,873 outstanding
at December 31, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	26,573	21,555
Accumulated other comprehensive income	248	24
Retained earnings	174,649	139,852
Less: treasury stock at cost, 0 and 54 shares at December 31, 2023 and December 31, 2022, respectively	—	(6,398)
Total stockholders' equity	201,481	155,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$309,908	$316,213

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2023, 2022 and 2021
(U.S. dollars in thousands)

	2023	2022	2021

Operating Activities
Net income	$99,415	$143,568	$164,031
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	13,107	10,980	6,812
Non-cash lease expense	4,607	6,098	5,069
Share-based compensation	8,188	11,053	9,903
Loss on sale or disposal of property, plant and equipment	1,172	2,130	2
Amortization of (discount) premium on investment securities	(169)	14	89
Deferred income taxes	1,211	(924)	(3,715)
Unrealized gain on equity investment securities	(150)	—	—
Change in operating assets and liabilities:
Inventories	64,265	61,187	(126,651)
Income taxes	(9,155)	1,373	(945)
Prepaid expenses and other current assets	5,567	97	(9,887)
Other assets	(4,694)	(3,412)	(4,543)
Accounts payable and accrued expenses	(35,707)	(37,594)	54,380
Net cash flow provided by operating activities	147,657	194,570	94,545

Investing Activities
Purchase of investment securities	(54,564)	—	—
Sale and maturities of investment securities	—	5,267	5,145
Purchase of property and equipment	(6,483)	(16,681)	(34,209)
Net cash flow used in investing activities	(61,047)	(11,414)	(29,064)

Financing Activities
Options exercised by executives and directors	188	—	811
Net shares repurchased for taxes	(3,358)	(1,516)	(6,089)
Cash dividends paid to stockholders	(73,017)	(71,620)	(63,856)
Stock repurchases	(3,602)	(126,445)	(55,999)
Net cash flow used in financing activities	(79,789)	(199,581)	(125,133)

Foreign currency impact	(72)	(67)	112

Increase (Decrease) in cash and cash equivalents	6,749	(16,492)	(59,540)
Cash and cash equivalents - beginning of the period	87,691	104,183	163,723
Cash and cash equivalents - end of period	$94,440	$87,691	$104,183

Supplemental disclosure of cash flow information
Income taxes paid	$34,255	$37,212	$56,758
Dividends declared included in accounts payable	$1,407	$19,641	$17,186
The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2023, 2022 and 2021
(U.S. dollars in thousands)

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance, January 1, 2021	11,822	$12	$7,842	$41	$154,351	$(5,000)	$157,246

Net income	—	—	—	—	164,031	—	164,031
Share-based compensation	55	—	9,454	—	142	—	9,596
Options exercised by executives and directors	29	—	811	—	—	—	811
Net shares repurchased for taxes	(28)	—	(6,089)	—	—	—	(6,089)
Treasury stock from stock repurchases	—	—	—	—	—	(55,999)	(55,999)
Treasury stock retired from stock repurchases	(284)	—	—	—	(60,999)	60,999	—
Other comprehensive income	—	—	—	70	—	—	70
Cash dividends declared to stockholders	—	—	—	—	(67,192)	—	(67,192)

Balance, December 31, 2021	11,594	$12	$12,018	$111	$190,333	$—	$202,474

Net income	—	—	—	—	143,568	—	143,568
Share-based compensation	20	—	11,053	—	—	—	11,053
Net shares repurchased for taxes	(9)	—	(1,516)	—	—	—	(1,516)
Treasury stock from stock repurchases	—	—	—	—	—	(126,445)	(126,445)
Treasury stock retired from stock repurchases	(677)	(1)	—	—	(120,047)	120,047	(1)
Other comprehensive income	—	—	—	(87)	—	—	(87)
Cash dividends declared to stockholders	—	—	—	—	(74,002)	—	(74,002)

Balance, December 31, 2022	10,928	$11	$21,555	$24	$139,852	$(6,398)	$155,044

Net income	—	—	—	—	99,415	—	99,415
Share-based compensation	76	—	8,188	—	—	—	8,188
Options exercised by executives and directors	7	—	188	—	—	—	188
Net shares repurchased for taxes	(31)	—	(3,358)		—	—	(3,358)
Treasury stock from stock repurchases	—	—	—	—	—	(3,602)	(3,602)
Treasury stock retired from stock repurchases	(84)	—	—	—	(10,000)	10,000	—
Other comprehensive income	—	—	—	224	—	—	224
Cash dividends declared to stockholders	—	—	—	—	(54,618)	—	(54,618)

Balance, December 31, 2023	10,896	$11	$26,573	$248	$174,649	$—	$201,481
The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023, 2022, and 2021
1.NATURE OF THE BUSINESS
Medifast, Inc. (the “Company” or “Medifast”) is a Delaware corporation, incorporated in 1989. The Company’s operations are primarily conducted through its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA LLC, Jason Enterprises, Inc., Jason Properties, LLC, Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited, OPTAVIA (Singapore) PTE. LTD and OPTAVIA Health Consultation (Shanghai) Co., Ltd. Medifast is the health and wellness company known for its habit-based and coach-guided lifestyle solution OPTAVIA. The Company has one modern, United States Food and Drug Administration (the “FDA”) approved manufacturing facility located in Owings Mills, Maryland.
Medifast sells a variety of weight loss, weight management and healthy living products all based on our proprietary formulas under the OPTAVIA, OPTAVIA ACTIVE, and Optimal Health brands. The Company’s product line includes more than 65 consumable options, including, but not limited to, bars, puffs, cereal, crunchers, drinks, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups. Medifast’s nutritional products are formulated with high-quality ingredients. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.
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
Cash and Cash Equivalents - Cash and cash equivalents consist of cash on deposit in financial institutions, institutional money funds and other short-term investments with a maturity of 90 days or less at the time of purchase. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $3.7 million as of December 31, 2023, and $7.4 million as of December 31, 2022.
Concentration of Credit Risk - Our cash and cash equivalents and available-for-sale debt securities are maintained at several financial institutions and the balances with these financial institutions often exceed the amount of insurance provided on such accounts by the Federal Deposit Insurance Corporation. The cash and cash equivalents generally are maintained with financial institutions with reputable credit, and therefore bear minimal credit risk. Historically, we have not experienced any losses due to such concentration of credit risk.
Fair Value of Financial Instruments - Our financial instruments include cash and cash equivalents, and investments in debt and equity securities. The carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. The fair value of investments in available-for-sale debt securities are based on third-party pricing services provided by the Company’s investment advisory firm. The fair value of investments in equity securities with readily determinable fair values are based on the closing price on the last trading day of the period from the applicable exchange.
Inventories - Inventories consist principally of raw materials and packaged meal replacements held in the Company’s warehouses and outsourced distribution center. Inventories are stated at the lower of cost or net realizable value, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor, and other indirect manufacturing costs. On a quarterly basis, management reviews inventories for unsalable or obsolete inventories.
Investments - The Company’s investments consist of debt securities classified as available-for-sale securities and equity investments with readily determinable fair values.
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
Equity investments with readily determinable fair values are those securities in which the Company has no control or significant influence and is not the primary beneficiary. The securities are stated at fair value based on a quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs (Level 1). Gains and losses are recorded in other income (expense), net on the consolidated statement of operations.
Property, Plant, and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Building and building improvements	10 - 35 years
Leasehold Improvements (1)	Lease term
Equipment and fixtures	3 - 15 years
Software (2)	2 - 5 years
Vehicles	5 years
(1)The depreciation life for leasehold improvements is the lesser of the estimated useful life of the addition or the term of the related lease.
(2)Capitalized costs of cloud software are reported in Other assets on the balance sheet and are amortized over an estimated useful life of 2 to 5 years.
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
Revenue Recognition - Our revenue is derived primarily from point-of-sale transactions executed over an e-commerce platform for weight loss, weight management, and other healthy living products. Revenue is recognized when control of the promised products is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those products. When determining whether the customer has obtained control of the products, we consider any future performance obligations.
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
Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a point in time accounted for substantially all of our revenue for the years ended December 31, 2023, 2022, and 2021. Revenue on these contracts is recognized when the obligations under the terms of the contract with our customer are satisfied.
Sales returns
Our return policy allows for customer returns of consumable products from the time of order until 30 days following the date of receipt, and upon our authorization. We adjust revenues for the products expected to be returned and a liability is recognized for expected refunds to customers. We estimate expected returns based on historical levels and project this experience into the future.

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
Advertising Costs - Advertising costs are expensed as incurred, except for the preparation, layout, design and production of advertising costs which are expensed when the advertisement is first used. They are recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income. Advertising expense, excluding broker fees, for the years ended December 31, 2023, 2022 and 2021, amounted to $3.4 million, $1.7 million and $1.6 million, respectively.
Research and Development - The Company incurs research and development costs in connection with the development of new products and programs and clinical research activities, which are expensed as incurred. They are recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income. The Company incurred $4.6 million, $4.5 million, $4.4 million in research and development expense for the years ended December 31, 2023, 2022 and 2021, respectively.
Share-Based Compensation - Share-based compensation consists primarily of restricted stock awards, performance-based share awards, and stock options granted to employees and directors. Restricted stock awards are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the requisite service period. Performance-based share awards are measured based on the grant-date market price of the Company's common stock adjusted by expected level of achievement over the performance period. Market and performance-based share awards that are tied to the Company's total stockholder return ("TSR") are valued using the Monte Carlo method. The fair value of the incentive stock options and non-qualified stock options is calculated using the Black-Scholes option pricing model as of the grant date and recognized over the service period.
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
Comprehensive Income - Other comprehensive income refers to revenues, expenses, and gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. Comprehensive income consists of net income, unrealized gains and losses on available-for-sale debt securities, and foreign currency translation adjustments.
Accounting Pronouncements - Adopted in 2023
The Company has not adopted any new accounting standards during the year ended December 31, 2023.
Recently Issued Accounting Pronouncements - Pending Adoption
In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2022-03—Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions to (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company did not early adopt the standard, but is in compliance with the provisions as of December 31, 2023.
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures, including jurisdictional information, by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, and for all other entities for annual periods beginning after December 15, 2025. Prospective application is required, though retrospective application is permitted. Entities are permitted to early adopt the standard. The Company did not early adopt for the 2023 reporting period. The Company is currently evaluating the impact of adopting the ASU on its consolidated financial statements.

3.INVENTORIES
Inventories consisted of the following (in thousands):

	December 31, 2023	December 31, 2022

Raw materials	$7,944	$12,670
Packaging	1,962	3,611
Non-food finished goods	3,703	8,738
Finished goods	43,248	97,675
Reserve for obsolete inventory	(2,266)	(3,838)
Total	$54,591	$118,856
4.PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Land	$565	$565
Building and improvements and leasehold improvements	24,499	25,905
Equipment and fixtures	50,344	49,260
Software	23,270	21,278
Vehicles	95	118
Property, plant and equipment - gross	98,773	97,126
Less: accumulated depreciation	(47,306)	(39,941)
Property, plant and equipment - net	$51,467	$57,185
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $10.0 million, $7.9 million and $5.7 million, respectively.
5.ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Trade payables and accrued expenses	$39,193	$53,120
Accrued payroll and related taxes	17,184	13,581
OPTAVIA Coach compensation payable	13,277	23,633
Gross unrecognized tax liability, including interest and penalties	8,763	5,547
Promotional sales incentive accruals	4,923	10,240
Dividends payable	1,407	19,641
Sales tax payable	1,094	1,571
Deferred revenue	574	7,357
Total	$86,415	$134,690

6.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share data):

	2023	2022	2021

Numerator:
Net income	$99,415	$143,568	$164,031

Denominator:
Weighted average shares of common stock outstanding	10,884	11,195	11,705
Effect of dilutive common stock equivalents	37	81	108
Weighted average shares of common stock outstanding	10,921	11,276	11,813

Earnings per share - basic	$9.13	$12.82	$14.01

Earnings per share - diluted	$9.10	$12.73	$13.89
The calculation of diluted earnings per share for the years ended December 31, 2023, 2022 and 2021 excluded 24 thousand, 5 thousand and less than 1 thousand antidilutive restricted stock awards, respectively.
7.EQUITY
Authorized Shares
Pursuant to the Company’s Restated and Amended Certificate of Incorporation, the Company has the authority to issue 21.5 million capital shares consisting of: (i) 20.0 million shares of common stock having a par value of $0.001 per share and (ii) 1.5 million shares of preferred stock having a par value $0.001 per share. As of December 31, 2023, there were approximately 10.9 million and 0 shares of common stock and preferred stock issued, respectively.
Issuance of Additional Common Stock
On May 18, 2017, the stockholders of the Company approved the Medifast, Inc. Amended and Restated 2012 Share Incentive Plan (the “Amended and Restated 2012 Plan”) that increased the number of shares of the Company’s common stock that may be awarded under the Amended and Restated 2012 Plan by 0.6 million, to an aggregate of 1.6 million.
Stock Repurchase Plan
The Company implemented a stock repurchase plan on September 16, 2014 (the “Stock Repurchase Plan”). On September 12, 2019, the Company's Board of Directors authorized an additional 2.0 million shares for repurchase under the Stock Repurchase Plan. The Company repurchased approximately 31 thousand and 739 thousand shares during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there were approximately 1.3 million shares of common stock remaining under the Company’s Stock Repurchase Plan. There is no guarantee as to the exact number of shares of the Company’s common stock, if any, that will be repurchased under the Stock Repurchase Plan.
8.SHARE-BASED COMPENSATION
Stock Options:
The Company has issued non-qualified and incentive stock options to employees and non-employee directors. The fair value of these options were estimated on the date of grant using the Black-Scholes option pricing model, which required estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of December 31, 2023 generally vested over a period of three years and expire ten years from the date of grant. The exercise price of these options ranges from $26.52 to $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term was calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponded to the expected term of the option. The expected volatility was based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield was computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the years ended December 31, 2023 and 2022, the Company did not grant stock options.
The number of stock options and weighted-average exercise prices as of December 31, 2023 and 2022 are as follows:

	2023		2022
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
(awards in thousands)
Outstanding at beginning of period	32	$54.98	32	$54.98
Exercised	(7)	27.40	—	—
Forfeited	—	—	—	—
Outstanding at end of the period	25	$62.20	32	$54.98
Exercisable at end of the period	25	$62.20	28	$52.76
As of December 31, 2023, the weighted-average remaining contractual life was 45 months with an aggregate intrinsic value of $0.1 million for both outstanding and exercisable stock options. The compensation expense calculated under the fair value method as of December 31, 2023 was less than $0.1 million and was fully recognized during the period. The Company received $0.2 million, $0.0 million, and $0.8 million in cash proceeds from the exercise of stock options during the years ended December 31, 2023, 2022, and 2021, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $0.4 million, $0.0 million, and $5.9 million, respectively.
Restricted Stock:
The Company has issued restricted stock to employees and non-employee directors generally with vesting terms up to five years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. A summary of outstanding restricted stock activity as of December 31, 2023 and 2022 are as follows:

	2023		2022
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	60	$187.94	43	$183.51
Granted	87	97.96	38	176.60
Vested	(25)	169.69	(20)	156.68
Forfeited	(8)	133.57	(1)	188.60
Outstanding at end of the period	114	$127.87	60	$187.94
The Company withheld approximately 31 thousand, 9 thousand and 22 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the years ended December 31, 2023, 2022 and 2021, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2023, 2022 and 2021 was $8.3 million, $3.5 million and $7.0 million, respectively.
Market and Performance-based Share Awards:
The Company has issued market and performance-based share awards to certain key executives who were granted deferred shares and may earn between 0% and 250% of the target number depending upon both the Company's TSR and the Company's performance against predetermined performance goals over a three-year performance period after the date of grant. Market and performance-based share awards that are tied to the Company's TSR are valued using the Monte Carlo method and recognized ratably as expense over the award's performance period. The fair value of the performance-based share awards is equal to the market price of the Company’s common stock on the date of grant adjusted by expected level of achievement over the performance period. Expense for performance-based share awards is amortized ratably over the performance period. In the event that management determines that the Company will not reach the lower threshold of the predetermined performance goals established in the grant agreement, any previously recognized expense is reversed in the period in which such a determination is made. Management determined that the market and performance-based share awards granted in 2022 would not reach the lower threshold of the predetermined performance goal resulting in a $1.4 million decrease in the Company’s share-based compensation expense for the year ended December 31, 2023.
Share-based compensation expense is recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income. The total expenses during the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	2023		2022		2021
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	139	$5,926	92	$5,167	75	$4,302
Market and performance-based share awards granted in 2023	47	1,536	—	—	—	—
Market and performance-based share awards granted in 2022	24	(1,388)	25	1,389	—	—
Performance-based share awards granted in 2021	14	2,005	15	2,595	15	1,986
Performance-based share awards granted in 2020	—	109	52	1,902	26	1,807
Performance-based share awards granted in 2019	—	—	—	—	—	1,808
Total share-based compensation	224	$8,188	184	$11,053	116	$9,903
The total income tax benefit recognized in the accompanying Consolidated Statements of Income for restricted stock awards was $0.6 million, $1.2 million and $2.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
There was $7.5 million of total unrecognized compensation cost related to restricted stock awards as of December 31, 2023, which is expected to be recognized over a weighted-average period of 21 months. There was $4.0 million of unrecognized compensation cost related to the 85 thousand performance-based shares discussed above as of December 31, 2023, which is expected to be recognized over 20 months.
9.ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	December 31, 2023	December 31, 2022

Foreign currency translation	$(48)	$24
Unrealized gains on investment securities	296	—
Accumulated other comprehensive income	$248	$24

10.INVESTMENTS
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
The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	December 31, 2023
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$88,778	$—	$—	$88,778	$88,778	$—

Level 1:
Money market accounts	5,662	—	—	5,662	5,662	—
Government & agency securities	15,282	126	40	15,448	—	15,448
Equity securities	10,000	150	—	10,150	—	10,150
	30,944	276	40	31,260	5,662	25,598

Level 2:
Corporate bonds	29,440	293	270	30,003	—	30,003

Total	$149,162	$569	$310	$150,041	$94,440	$55,601

	December 31, 2022
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents	$87,691	$—	$—	$87,691	$87,691	$—

Total	$87,691	$—	$—	$87,691	$87,691	$—
The Company had no realized losses or gains for the years ended December 31, 2023, 2022 and 2021.
During the fourth quarter of 2023, the Company entered into an agreement to purchase common stock of LifeMD (Nasdaq: LFMD), a leading provider of virtual primary care. The securities are subject to a registration rights agreement which stipulates that the registration of the securities is to be made as soon as practicable, but not later than 90 days, following written demand by the Company. Written notice of demand for registration was submitted to LifeMD on December 12, 2023. In addition, the shares are subject to a 180-day lock-up period from the closing date of the agreement, December 11, 2023. The fair value of the investment is recorded within the investment securities of the consolidated balance sheet. The gains related to the Company's LifeMD investment for the year ended December 31, 2023, 2022 and 2021 are summarized in the table below (in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021

Net gains recognized during the period on equity securities	$150	$—	$—
Less: Net gains recognized on equity securities sold	—	—	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$150	$—	$—
The Company concurrently entered into an agreement in which LifeMD would provide services to stand-up the collaboration between LifeMD and the Company. The agreement stipulated an initial milestone payment of $5 million due upon execution of the agreement for these services. The services under the initial milestone were completed prior to December 31, 2023, and this amount was included in the Company's selling, general, and administrative expenses on the consolidated statement of income. The agreement between the Company and LifeMD has two additional milestones aggregating to $5.0 million for which work began in 2024, and that will be recognized in the consolidated statement of income as the services are rendered.
11.INCOME TAXES
Income tax expense for the years ended December 31, 2023, 2022 and 2021 consisted of the following (in thousands):

	2023	2022	2021
Current
Federal	$25,170	$35,857	$49,433
State	3,001	5,558	6,380
Total current	28,171	41,415	55,813

Deferred
Federal	1,523	(738)	(3,424)
State	(312)	(186)	(291)
Foreign	—	—	—
Total deferred	1,211	(924)	(3,715)

Provision for income taxes	$29,382	$40,491	$52,098
The total provision for income taxes for the years ended December 31, 2023, 2022 and 2021 was $29.5 million, $40.5 million and $52.2 million, respectively. Those amounts have been allocated to the following financial statement items:

	2023	2022	2021

Income before provision for income taxes	$29,382	$40,491	$52,098
Stockholders' equity, unrealized (losses) gains on investment securities & foreign currency	112	(27)	66
Total provision for income taxes	$29,494	$40,464	$52,164

The reconciliation of the United States federal statutory tax provision to the Company’s provision for income taxes for the years ended December 31, 2023, 2022 and 2021 (in thousands, except percentages):

	2023		2022		2021
Statutory federal tax	$27,048	21.0%	$38,621	21.0%	$45,405	21.0%
State income taxes, net of federal benefit	2,124	1.7%	4,635	2.5%	4,980	2.3%
Foreign taxes
Hong Kong	63	0.0%	75	0.0%	91	0.0%
Singapore	(199)	(0.2)%	28	0.0%	32	0.0%
Share-based compensation	143	0.1%	(26)	0.0%	(1,835)	(0.8)%
Research and development and jobs credits	(1,258)	(1.0)%	(819)	(0.4)%	(503)	(0.2)%
Executive compensation	1,895	1.5%	1,470	0.8%	2,652	1.2%
Charitable donations	(1,094)	(0.8)%	(4,316)	(2.3)%	—	0.0%
Valuation allowance	(613)	(0.5)%	396	0.2%	468	0.2%
Intercompany loan restructuring	1,167	0.9%	—	—%	—	—%
Other permanent differences	106	0.1%	427	0.2%	808	0.4%
Provision for income taxes	$29,382	22.8%	$40,491	22.0%	$52,098	24.1%
Significant components of the Company’s deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31, 2023	December 31, 2022

Reserves on inventory and sales	$721	$1,069
Credit and loss carryforwards	2,881	3,713
Stock compensation	1,784	2,374
Accrued expenses and deferred costs	2,986	5,153
Inventory capitalization	587	1,781
Lease obligations	5,542	5,773
Capitalized research costs	5,841	2,502
Charitable donations	114	1,862
State taxes	1,520	—
Other	164	190
Valuation allowance	(1,680)	(2,523)
Total deferred tax assets	20,460	21,894

Right-of-use assets	(3,938)	(4,089)
Prepaid expenses	(2,084)	(1,289)
Depreciation	(10,321)	(11,165)
Other	—	(23)
Total deferred tax liabilities	(16,343)	(16,566)

Net deferred tax assets	$4,117	$5,328

On August 12, 2022, the President of the United States signed into law the Inflation Reduction Act. The two primary tax implications for corporations are a 15% alternative minimum tax (“AMT”) that applies to corporations with at least one billion of pretax income and a one percent surtax on share buybacks. The AMT will not apply to the Company in 2023 since the Company’s 2023 pretax income does not exceed the threshold. The share buyback surtax will not apply to the Company as its share issuances exceed its share buybacks in 2023. The Inflation Reduction Act did not have a material impact on the Company’s tax provision for the years ended December 31, 2023 and 2022.

We file income tax returns in the United States and various states and foreign jurisdictions. The Company has separate state and foreign net operating loss carry forwards totaling $28.7 million that start expiring in 2029. The Company has recorded a valuation allowance for the portion of the net operating loss carry forwards which are not expected to be realized.
As of December 31, 2023, the Company had $7.5 million of gross unrecognized tax benefits, which would have a net $6.2 million impact on the effective tax rate, if recognized. As of December 31, 2022, the Company had $6.0 million of gross unrecognized tax benefits, which would have a net $4.8 million impact on the effective tax rate, if recognized. The change for both 2023 and 2022 primarily relates to additional gross unrecognized benefits for current and prior year tax positions. The amounts of unrecognized tax benefits were as follows:

	December 31, 2023	December 31, 2022

Unrecognized tax benefit at the beginning of the period	$6,011	$2,714
Increase for current year tax positions	1,744	860
Increase for prior period tax positions	38	2,487
Reduction due to lapse in statute of limitations	(291)	(50)
Unrecognized tax benefit at the end of the period	$7,502	$6,011

The Company recognizes interest and penalty expenses related to unrecognized tax positions as a component of the income tax provision. As of December 31, 2023, and 2022, interest and penalties accrued were $1.3 million and $0.9 million, respectively. For 2023 and 2022, the Company recorded expenses (benefits) related to interest and penalties of $0.3 million and $0.2 million, respectively. As of December 31, 2023, the current year reduction primarily relates to the expiration of federal, state, and foreign statutes of limitation. The Company cannot reasonably project the change in its uncertain tax positions over the next twelve months. Our tax returns are subject to examination by various federal, state, and local tax authorities. The Company believes that it has adequately provided for all tax positions; however, amounts asserted by taxing authorities could be greater than our accrued position. Pending the resolution of one examination, and specific to jurisdictions where the Company has filed tax returns and examination of such returns is constrained by a statute of limitations, we are no longer subject to United States federal, state, and local income tax examinations by tax authorities for years prior to 2020.
12.LEASES AND COMMITMENTS
Operating Leases:
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of December 31, 2023 and 2022, respectively, or for the years then ended.
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
The operating lease expense was $5.1 million, $6.7 million and $5.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

	2023	2022

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$6,333	$7,199

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,785	$101
As of December 31, 2023, the weighted average remaining lease term was 48 months and the weighted average discount rate was 2.3%.
The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2023 (in thousands):

2024	$6,312
2025	6,462
2026	4,783
2027	2,553
2028	2,618
Thereafter	240
Total lease payments	$22,968
Less: imputed interest	(956)
Total	$22,012
Unconditional purchase obligations:
At December 31, 2023, the Company had $72.2 million in unconditional purchase obligations with a remaining term in excess of one year primarily for inventories, outsourced information technology and Coach events.
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

Revolving borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to (i) the Term SOFR Rate for the interest period plus the Applicable Rate (as defined in the Amended Credit Agreement) based on the Company’s Total Net Leverage Ratio or (ii) the Alternate Base Rate (as defined in the Amended Credit Agreement) as in effect from time to time plus the Applicable Rate based on the Company’s Total Net Leverage Ratio. As of December 31, 2023, the Applicable Rate for SOFR Loans is 1.25% per annum and the Applicable Rate for ABR Loans is 0.25% per annum. SOFR based loans also include a Credit Spread Adjustment based on the duration of the borrowing.

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

The Company had no borrowings under the Amended Credit Agreement as of December 31, 2023 and December 31, 2022.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ended December 31, 2023.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, was audited by RSM US LLP, our independent registered public accounting firm, as stated in their report appearing in our 2023 financial statements in Item 8 of this report under the captions entitled “Report of Independent Registered Public Accounting Firm.”
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
ITEM 9B. OTHER INFORMATION
Not applicable
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2024 annual meeting of stockholders.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2024 annual meeting of stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2024 annual meeting of stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2024 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2024 annual meeting of stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report
1.Consolidated Financial Statements
The Consolidated Financial Statements of Medifast, Inc. and related notes, together with the Reports of RSM US LLP dated February 20, 2024, are included in Part II, Item 8.
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

10.17	First Amendment to Credit Agreement, dated May 31, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on June 3, 2022).

21.1	Subsidiaries of Medifast, Inc. (filed herewith).

23.1	Consent of RSM US LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

97	Medifast, Inc. Clawback Policy Amended and Restated (filed herewith).

101	The following financial statements from Medifast, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 23, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to the Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
____________________
*    Indicates a management contract or compensatory plan.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
MEDIFAST, INC.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	February 20, 2024

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	February 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY J. BROWN	Lead Director	February 20, 2024
Jeffrey J. Brown

/s/ DANIEL R. CHARD	Chairman and Chief Executive Officer	February 20, 2024
Daniel R. Chard

/s/ ELIZABETH A. GEARY	Director	February 20, 2024
Elizabeth A. Geary

/s/ MICHAEL A. HOER	Director	February 20, 2024
Michael A. Hoer

/s/ JONATHAN B. MACKENZIE	Vice President Finance and Chief Accounting Officer	February 20, 2024
Jonathan B. MacKenzie

/s/ JAMES P. MALONEY	Chief Financial Officer	February 20, 2024
James P. Maloney

/s/ SCOTT SCHLACKMAN	Director	February 20, 2024
Scott Schlackman

/s/ ANDREA B. THOMAS	Director	February 20, 2024
Andrea B. Thomas

/s/ MING XIAN	Director	February 20, 2024
Ming Xian