Form 10-Q
period 2024-03-31
MEDIFAST INC
filed 2024-04-29
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
The number of shares of the registrant’s common stock outstanding at April 22, 2024 was 10,937,245.

Medifast, Inc. and Subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(U.S. dollars in thousands, except per share amounts & dividend data)

	Three months ended March 31,
	2024	2023

Revenue	$174,739	$348,983
Cost of sales	47,447	102,593
Gross profit	127,292	246,390

Selling, general, and administrative	119,352	192,879

Income from operations	7,940	53,511

Other income (expense)
Interest income (expense)	1,223	(181)
Other income (expense)	2,422	(1)
	3,645	(182)

Income from operations before income taxes	11,585	53,329

Provision for income taxes	3,269	13,361

Net income	$8,316	$39,968

Earnings per share - basic	$0.76	$3.68

Earnings per share - diluted	$0.76	$3.67

Weighted average shares outstanding
Basic	10,909	10,864
Diluted	10,958	10,899

Cash dividends declared per share	$—	$1.65
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended March 31,
	2024	2023

Net income	$8,316	$39,968

Other comprehensive income, net of tax:
Foreign currency translation	15	9
Unrealized losses on investment securities	(241)	—
	(226)	9

Comprehensive income	$8,090	$39,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in thousands, except par value)

	March 31, 2024	December 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	$97,471	$94,440
Inventories	46,273	54,591
Investments	58,957	55,601
Income taxes, prepaid	5,471	8,727
Prepaid expenses and other current assets	11,412	10,670
Total current assets	219,584	224,029

Property, plant and equipment - net of accumulated depreciation	50,986	51,467
Right-of-use assets	14,536	15,645
Other assets	13,648	14,650
Deferred tax assets	4,005	4,117

TOTAL ASSETS	$302,759	$309,908

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$71,229	$86,415
Current lease obligations	5,958	5,885
Total current liabilities	77,187	92,300

Lease obligations, net of current lease obligations	14,611	16,127
Total liabilities	91,798	108,427

Stockholders' Equity
Common stock, par value $0.001 per share: 20,000 shares authorized;
10,937 and 10,896 issued and outstanding
at March 31, 2024 and December 31, 2023, respectively	11	11
Additional paid-in capital	27,963	26,573
Accumulated other comprehensive income	22	248
Retained earnings	182,965	174,649
Total stockholders' equity	210,961	201,481

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$302,759	$309,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollar in thousands)

	Three months ended March 31,
	2024	2023

Operating Activities
Net income	$8,316	$39,968
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	3,261	2,974
Non-cash lease expense	1,108	1,369
Share-based compensation	2,171	606
Loss on sale or disposal of property, plant and equipment	13	—
Realized gain on sale of investment securities	(9)	—
Amortization of premium on investment securities	(191)	—
Deferred income taxes	112	800
Unrealized gain on equity investment securities	(2,437)	—
Change in operating assets and liabilities:
Inventories	8,318	21,960
Prepaid expenses and other current assets	(742)	6,563
Other assets	24	(887)
Accounts payable and accrued expenses	(15,918)	(21,897)
Prepaid income taxes	3,256	12,603
Net cash flow provided by operating activities	7,282	64,059

Investing Activities
Purchase of investment securities	(9,169)	—
Proceeds from sale and maturities of investment securities	8,235	—
Purchase of property and equipment	(1,841)	(2,115)
Net cash flow used in investing activities	(2,775)	(2,115)

Financing Activities
Options exercised by directors	36	105
Net shares repurchased for taxes	(817)	(3,236)
Cash dividends paid to stockholders	(710)	(19,163)
Stock repurchases	—	(3,602)
Net cash flow used in financing activities	(1,491)	(25,896)

Foreign currency impact	15	9

Increase in cash and cash equivalents	3,031	36,057
Cash and cash equivalents - beginning of the period	94,440	87,691
Cash and cash equivalents - end of period	$97,471	$123,748

Supplemental disclosure of cash flow information:
Income taxes refunded	$(100)	$(46)
Dividends included in accounts payable	$697	$18,653
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended March 31, 2024
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2023	10,896	$11	$26,573	$248	$174,649	$—	$201,481
Net income	—	—	—	—	8,316	—	8,316
Share-based compensation	59	—	2,171	—	—	—	2,171
Options exercised by directors	1	—	36	—	—	—	36
Net shares repurchased for employee taxes	(19)	—	(817)	—	—	—	(817)
Other comprehensive income	—	—	—	(226)	—	—	(226)

Balance, March 31, 2024	10,937	$11	$27,963	$22	$182,965	$—	$210,961

	Three months ended March 31, 2023
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2022	10,928	$11	$21,555	$24	$139,852	$(6,398)	$155,044
Net income	—	—	—	—	39,968	—	39,968
Share-based compensation	69	—	606	—	—	—	606
Options exercised by directors	4	—	105	—	—	—	105
Net shares repurchased for employee taxes	(30)	—	(3,236)	—	—	—	(3,236)
Treasury stock from stock repurchases	—	—	—	—	—	(3,602)	(3,602)
Treasury stock retired from stock repurchases	(84)	—	—	—	(10,000)	10,000	—
Other comprehensive income	—	—	—	9	—	—	9
Cash dividends declared to stockholders	—	—	—	—	(17,994)	—	(17,994)

Balance, March 31, 2023	10,887	$11	$19,030	$33	$151,826	$—	$170,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Medifast, Inc. and its wholly-owned subsidiaries (“Medifast,” the “Company,” “we,” “us,” or “our”) included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and notes that are normally required by GAAP have been condensed or omitted. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading. The condensed consolidated balance sheet at December 31, 2023 has been derived from the 2023 audited consolidated financial statements at that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”).
The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2024. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the 2023 Form 10-K.
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
Accounting Pronouncements - Adopted in 2024
In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2022-03—Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2023-03”) to (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. For public business entities, the amendments in ASU 2022-03 are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company adopted the standard during the quarter ended March 31, 2024. The adoption of the standard had no material impact on the Company’s financial statements.
Recently Issued Accounting Pronouncements - Pending Adoption
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and decision usefulness of income tax disclosures, including jurisdictional information, by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. Prospective application is required, though retrospective application is permitted. Entities are permitted to early adopt the standard. The Company did not early adopt for the 2024 reporting period. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements.
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
Inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023

Raw materials	$6,343	$7,944
Packaging	1,673	1,962
Non-food finished goods	2,877	3,703
Finished goods	36,769	43,248
Reserve for obsolete inventory	(1,389)	(2,266)
Total	$46,273	$54,591
3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.
The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended March 31,
	2024	2023

Numerator:
Net income	$8,316	$39,968

Denominator:
Weighted average shares of common stock outstanding	10,909	10,864
Effect of dilutive common stock equivalents	49	35
Weighted average shares of common stock outstanding	10,958	10,899

Earnings per share - basic	$0.76	$3.68

Earnings per share - diluted	$0.76	$3.67
The calculation of diluted EPS excluded 51 thousand and 13 thousand antidilutive restricted stock awards for the three months ended March 31, 2024 and 2023, respectively.
4. SHARE-BASED COMPENSATION
Stock Options
The Company has issued non-qualified and incentive stock options to employees and non-employee directors. The fair value of these options was estimated on the date of grant using the Black-Scholes option pricing model, which required estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of March 31, 2024 generally vested over a period of 3 years and expire 10 years from the date of grant. The exercise price of these options is $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term was calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility was based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield was computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the three months ended March 31, 2024 and 2023, the Company did not grant stock options.
The following table is a summary of our stock option activity (in thousands, except per share data):

	Three months ended March 31,
	2024		2023
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price

Outstanding at beginning of period	25	$62.20	33	$54.98
Exercised	(1)	27.68	(4)	27.18
Forfeited	(2)	26.52	—	—
Outstanding at end of the period	22	$66.68	29	$58.65
Exercisable at end of the period	22	$66.68	29	$58.65
As of March 31, 2024, the weighted-average remaining contractual life for both the outstanding stock options and exercisable stock options was 3.9 years with an aggregate intrinsic value of $0. There was no unrecognized compensation on the awards for the period ended March 31, 2024. For the three months ended March 31, 2024 and 2023, the Company received $36 thousand and $105 thousand in cash proceeds from the exercise of stock options, respectively. The total intrinsic value for stock options exercised during the three months ended March 31, 2024 and 2023 was $15 thousand and $328 thousand, respectively.
Restricted Stock
The Company has issued restricted stock to employees and non-employee directors generally with vesting terms up to 3 years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period.
The following table summarizes our restricted stock activity (in thousands, except per share data):

	Three months ended March 31,
	2024		2023
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of period	114	$127.87	60	$187.94
Granted	162	35.75	67	102.83
Vested	(34)	139.19	(22)	163.81
Forfeited	—	—	—	190.76
Outstanding at end of the period	242	$64.55	105	$138.33
The Company withheld approximately 11 thousand shares and 9 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the three months ended March 31, 2024 and 2023, respectively. The total fair value of restricted stock awards vested during the three months ended March 31, 2024 and 2023 was $1.3 million and $2.4 million, respectively.
Market and Performance-based Share Awards
The Company has issued market and performance-based share awards in 2022 and 2023 and performance-based share awards in 2020, 2021, and 2024 to certain key executives who were granted deferred shares and may earn between 0% and 250% of the target number depending upon both the Company’s total stockholder return (“TSR”), for those with market conditions, and the Company’s performance against predetermined performance goals over a three-year performance period after the date of grant. Market and performance-based share awards that are tied to the Company’s TSR are valued using the Monte Carlo method and are recognized ratably as expense over the award’s performance period. The fair value of the performance-based share awards is equal to the market price of the Company’s common stock on the date of grant adjusted by expected level of achievement over the performance period. Expense for performance-based share awards is amortized ratably over the performance period. In the event that management determines that the Company will not reach the lower threshold of the predetermined performance goals established in the grant agreement, any previously recognized expense is reversed in the period in which such a determination is made. Management determined that the market and performance-based share awards granted in 2022 would not reach the lower threshold of the predetermined performance goal resulting in a $1.4 million decrease in the Company’s share-based compensation expense for the three months ended March 31, 2023.
The Company withheld approximately 8 thousand shares and 21 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of market and performance-based share awards for the years ended March 31, 2024 and 2023, respectively. The total fair value of performance-based share awards issued during the three months ended March 31, 2024 was $1.3 million and the total fair value of market and performance-based share awards issued during the three months ended March 31, 2023 was $5.3 million.
Share-based compensation expense is recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Income. The total expense during the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three months ended March 31,
	2024		2023
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	264	$1,600	134	$1,226
Performance-based share awards granted in 2024	117	77	—	—
Market and performance-based share awards granted in 2023	47	482	47	79
Market and performance-based share awards granted in 2022	24	—	25	(1,388)
Performance-based share awards granted in 2021	14	12	15	640
Performance-based share awards granted in 2020	—	—	4	49
Total share-based compensation	466	$2,171	225	$606

The total income tax expense recognized in the accompanying Condensed Consolidated Statements of Income for restricted stock awards was $0.4 million for the three months ended March 31, 2024 and a benefit of $0.1 million for the three months ended March 31, 2023.
There was $8.8 million of total unrecognized compensation cost related to restricted stock awards as of March 31, 2024, which is expected to be recognized over a weighted-average period of 2.3 years. There was $7.5 million of unrecognized compensation costs related to the 131 thousand performance-based shares and 71 thousand market and performance-based shares presented in the table above as of March 31, 2024, which is expected to be recognized over a weighted-average period of 2.1 years.
5. LEASES
Operating Leases
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of March 31, 2024 and 2023, respectively, or for the three-month periods then ended, respectively.
Our leases relating to office and warehouse space have lease terms of 65 months to 102 months. Our leases relating to equipment have lease terms of 36 months, with certain of them having automatic renewal clauses.
The Company’s warehouse agreements also contain non-lease components, in the form of payments towards variable logistics services and labor charges, which the Company is obligated to pay based on the services consumed by it. Such amounts are not included in the measurement of the lease liability but are recognized as expenses when they are incurred.
The operating lease expense was $1.2 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.
Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Three months ended March 31,
	2024	2023

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$1,563	$1,804

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—
As of March 31, 2024, the weighted average remaining lease term was 3 years, 7 months and the weighted average discount rate was 2.30%.
The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2024 (in thousands):

2024 (excluding the three months ended March 31, 2024)	$4,749
2025	6,462
2026	4,783
2027	2,553
2028	2,618
Thereafter	240
Total lease payments	$21,405
Less: imputed interest	(836)
Total	$20,569

6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	March 31, 2024	December 31, 2023

Foreign currency translation	$(33)	$(48)
Unrealized gains on investments	55	296
Accumulated other comprehensive income	$22	$248
7. INVESTMENTS
Certain financial assets and liabilities are accounted for at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy prioritizes the inputs used to measure fair value:
Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an on-going basis.
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
The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	March 31, 2024
	Cost	Unrealized Gains (Losses)	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$92,291	$—	$—	$92,291	$92,291	$—

Level 1:
Money market accounts	5,180	—	—	5,180	5,180	—
Government & agency securities	15,454	(14)	64	15,504	—	15,504
Equity securities	10,000	2,587	—	12,587	—	12,587
	30,634	2,573	64	33,271	5,180	28,091

Level 2:
Corporate bonds	30,412	182	272	30,866	—	30,866

Total	$153,337	$2,755	$336	$156,428	$97,471	$58,957

	December 31, 2023
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$88,778	$—	$—	$88,778	$88,778	$—

Level 1:
Money market accounts	5,662	—	—	5,662	5,662	—
Government & agency securities	15,282	126	40	15,448	—	15,448
Equity securities	10,000	150	—	10,150	—	10,150
	30,944	276	40	31,260	5,662	25,598

Level 2:
Corporate bonds	29,440	293	270	30,003	—	30,003

Total	$149,162	$569	$310	$150,041	$94,440	$55,601
The Company had $9 thousand of realized gains for the three months ended March 31, 2024 and no realized gains or losses for the three months ended March 31, 2023.
During the fourth quarter of 2023, the Company entered into an agreement to purchase common stock of LifeMD, Inc (Nasdaq: LFMD), a leading provider of virtual primary care, and made a $10 million payment to LifeMD for the purchase of the shares. The securities are subject to a registration rights agreement which stipulates that the registration of the securities is to be made as soon as practicable, but not later than 90 days, following written demand by the Company. Written demand has been made, and the securities registration remained in process as of March 31, 2024. In addition, the shares are subject to a 180-day lock-up period from the closing date of the agreement, December 11, 2023. The fair value of the investment is recorded within the investment securities of the consolidated balance sheet. The gains related to the Company’s LifeMD investment for the three months ended March 31, 2024 and 2023 are summarized in the table below (in thousands):

	March 31, 2024	March 31, 2023

Net gains recognized during the period on equity securities	$2,437	$—
Less: Net gains recognized on equity securities sold	—	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$2,437	$—
The Company concurrently entered into an agreement in which LifeMD would provide services to stand-up the collaboration between LifeMD and the Company. The agreement stipulated an initial milestone payment of $5 million due upon execution of the agreement for these services. The services under the initial milestone were completed prior to December 31, 2023, and this amount was included in the Company’s selling, general, and administrative expenses on the consolidated statement of income for the quarter ended December 31, 2023. The Company made a second milestone payment under the agreement of $2.5 million on March 18, 2024. Of the total $2.5 million second milestone payment, $1.3 million was recognized within selling, general, and administrative expenses for services performed by LifeMD for the quarter ended March 31, 2024, with the remaining $1.2 million expected to be recognized in the second quarter. The final milestone payment of $2.5 million is expected to be made in the second quarter of 2024, with the expense being recognized in the consolidated statement of income as the services are rendered.
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
Revolving borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to (i) the Term SOFR Rate for the interest period plus the Applicable Rate (as defined in the Amended Credit Agreement) based on the Company’s Total Net Leverage Ratio or (ii) the Alternate Base Rate (as defined in the Amended Credit Agreement) as in effect from time to time plus the Applicable Rate based on the Company’s Total Net Leverage Ratio. As of March 31, 2024, the Applicable Rate for Term SOFR Loans is 1.25% per annum and the Applicable Rate for ABR Loans is 0.25% per annum. SOFR based loans also include a Credit Spread Adjustment based on the duration of the borrowing.
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
The Company had no borrowings outstanding under the Amended Credit Agreement, inclusive of the credit facility and letter of credit sublimit, as of March 31, 2024 and was in compliance with all covenants.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
Certain information in this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Act”). Forward-looking statements generally can be identified by use of phrases or terminology such as “intend,” “anticipate,” “expect” or other similar words or the negative of such terminology. Similarly, descriptions of Medifast's objectives, strategies, plans, goals, or targets contained herein are also considered forward-looking statements. These statements are based on the current expectations of our management and are subject to certain events, risks, uncertainties, and other factors. These risks and uncertainties include, but are not limited to, those described in our 2023 Form 10-K and those described from time to time in our future reports filed with the SEC. Although Medifast believes that the expectations, statements, and assumptions reflected in these forward-looking statements are reasonable, it cautions readers to always consider all of the risk factors and any other cautionary statements carefully in evaluating each forward-looking statement in this report. All of the forward-looking statements contained herein speak only as of the date of this report. We undertake no obligation to update any information contained in this report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware after the date of this report.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.
Overview
Medifast is the health and wellness company known for its habit-based and Coach-guided lifestyle solution OPTAVIA®. The Company has initiated its business transformation to build a set of differentiated capabilities, reflecting its commitment to providing comprehensive health and wellness solutions to customers as both their needs and the industry evolve, that are expected to position Medifast to be leader in the dynamic and changing health and wellness space. As part of this transformation the Company is expanding its product offerings to include sports nutrition products and targeting individuals in the medically supported weight loss market.
Medifast has created a well-capitalized business that has a powerful business model, building a network of approximately 37,800 independent active earning Coaches providing consistent and effective support to people on their weight loss journey and impacting more than 3 million lives to date. Medifast was recognized in 2023 by Financial Times as one of The Americas' Fastest Growing Companies and in 2022 as one of America's Best Mid-Sized Companies by Forbes.
As a physician-founded company with more than 40 years of history, Medifast is a leader in the U.S. weight management industry. OPTAVIA's lifestyle plans deliver clinically proven health benefits as well as evidence-based tools, including scientifically developed products and a framework for habit creation reinforced by independent Coaches and community support.
In a rapidly changing health and wellness landscape, Medifast is committed to innovating and building upon its scientific and clinical heritage to deliver on its mission of offering the world Lifelong Transformation, One Healthy Habit at a Time®. With the growing interest in medically supported weight loss and GLP-1 medications powering the emergence of an important new market for products and services to support patients on their health and wellness journey, Medifast is transforming its business to capitalize on this opportunity. Through a collaboration with LifeMD, Inc. (Nasdaq: LFMD) (“LifeMD”), a national virtual primary care provider, our customers now can access all-in-one holistic solutions that help make a healthy lifestyle second nature, whether individuals are currently using medical weight loss options, are looking for further support after they stop taking medication, or as they transition off medications. In addition to lifestyle support and a simple roadmap for habit creation, the integrated offering includes scientifically developed nutritional support solutions such as product kits designed to help mitigate GLP-1 medication side effects, including muscle loss. As the medications for weight loss continue to evolve and grow,

Medifast is dedicated to maintaining a relentless focus on the development of additional products and supplements designed to meet customer needs.
OPTAVIA’s holistic lifestyle solution is built around four key components:
•Independent OPTAVIA Coaches: Independent OPTAVIA Coaches provide individualized support and guidance to customers on the path to optimal health and wellbeing.
•OPTAVIA Community: A Community of like-hearted people providing each other with real-time connection and support.
•The Habits of Health® Transformational System: A proprietary system that offers easy steps to a sustainable healthy lifestyle.
•Products & Plans: Clinically proven plans and scientifically developed products, backed by dietitians, scientists, and physicians.
OPTAVIA's collaboration with LifeMD offers access to an additional resource for eligible customers:
•Clinicians as Partners: Through the collaboration with LifeMD, OPTAVIA customers have access to board-certified affiliated clinicians and medication, such as GLP-1 medications, that support treatment plans for obesity and other health conditions.
Across our offerings, we help customers achieve their health goals through a network of OPTAVIA Coaches, about 90% of whom were customers first. OPTAVIA Coaches introduce customers to a set of healthy habits, in most cases starting with the habit of healthy eating, and offer exclusive OPTAVIA-branded products, including Fuelings as well as OPTAVIA ACTIVE®, a new line of essential amino acid supplements and protein powders. Fuelings are nutrient-dense, portion-controlled, nutritionally interchangeable, and simple to use. They are formulated with high-quality ingredients and contain probiotic BC30™ cultures, which help support digestive health, as part of a balanced diet and healthy lifestyle, vitamins and minerals, as well as other nutrients essential for good health. Our products are used as tools and support the process of integrating healthy habits into our customers' daily life.
The OPTAVIA coaching model is customer-centric and boasts an energized health and wellness community. It promotes holistic health and wellness and positions healthy weight as a catalyst to greater lifestyle changes. OPTAVIA Coaches provide personalized support to customers and motivate them by sharing their passion for healthy living and lifestyle transformation.
The entrepreneurial spirit of our OPTAVIA Coaches is another key to our success, as they create a continuous cycle of growth, activating new customers, many of whom go on to become OPTAVIA Coaches. We offer economic incentives designed to support each OPTAVIA Coach’s long-term success, which we believe plays an important role in their financial wellness, providing the opportunity to improve their finances while changing the health trajectory of families, communities, and generations.1
OPTAVIA Coaches are independent contractors, not employees, who support customers and market our products and services primarily through word of mouth, email, and social media channels such as Facebook, Instagram, X, and video conferencing platforms. As entrepreneurs, OPTAVIA Coaches market our products to friends, family, and other acquaintances. OPTAVIA products are shipped directly to customers who are working with an OPTAVIA Coach. OPTAVIA Coaches do not handle inventory or deliver merchandise to customers. This arrangement frees our OPTAVIA Coaches from having to manage inventory and allows them to maintain an arms-length transactional relationship while focusing their attention on support and encouragement.
With the expansion of our business to include GLP-1 support tools, we are leveraging multiple channels to enhance customer acquisition and spur meaningful growth. OPTAVIA Coaches remain a fundamental component of our business, and their outreach around our integrated wellness offering is one channel to drive customer acquisition. Additionally, we are collaborating with LifeMD to activate their patient base as another channel to acquire customers. Further, we are investing in a high-impact national marketing campaign designed to drive customer acquisition, elevate brand awareness, and foster deep
1 OPTAVIA makes no guarantee of financial success. Success with OPTAVIA results from successful sales efforts, which require hard work, diligence, skill, persistence, competence, and leadership. Please see the OPTAVIA Income Disclosure Statement (http://bit.ly/idsOPTAVIA) for statistics on actual earnings of Coaches.

engagement. With these efforts, we are actively evolving the Company’s historic single channel Coach-focused business model to pair Company advertising with relationship-based Coaching, exponentially broadening our reach and contributing to our business transformation focused on sustainable growth.
Our operations are conducted through our wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited, OPTAVIA (Singapore) PTE. LTD, and OPTAVIA Health Consultation (Shanghai) Co., Ltd.
Competition and Macroeconomic Conditions
Certain global economic challenges including the impact of inflation have caused macroeconomic uncertainty and volatility in markets where we, our suppliers and our OPTAVIA Coaches operate.
We are exposed to market risks from changes in commodity or other raw material prices. Rising inflation could impact our cost structure and has put pressure on consumer spending. Increases in commodity prices or food costs, including as a result of inflation, could affect the global and U.S. economies and could also adversely impact our business, financial condition, or results of operations. Our variable cost structure can be utilized to adapt to changing market conditions with potential actions including adjustments to our manufacturing, distribution, and customer support infrastructure. As a response, we may periodically take incremental pricing actions to offset supply chain costs and inflationary pressures.
In response to changing macroeconomic conditions, the Company may take further actions that alter its business operations as may be required by governmental authorities, or that are determined to be in the best interests of its employees, stockholders, OPTAVIA Coaches and customers.
These macroeconomic uncertainties make it challenging for our management to estimate our future business performance. However, we intend to continue to actively monitor the impact of these developments on our business and will update our practices accordingly.
The weight loss industry is very competitive and encompasses a diverse array of weight loss products and programs. These include a wide variety of commercial weight loss programs, pharmaceutical products, surgical interventions, books, self-help diets, dietary meal replacements, and appetite suppressants as well as digital tools, app-based health and wellness monitoring solutions, and wearable trackers. The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to traditional center-based competitors, online diet-oriented sites, self-directed dieting, and self-administered products such as prescription medications, over-the-counter medications, and supplements as well as medically supervised programs.
Medical weight loss solutions, such as GLP-1 medications, have become an increasingly key component of the overall health and wellness ecosystem, and the recent surging awareness and popularity of these weight loss medications serve as another major competitor, as these products have prompted a huge change in the way that consumers think about weight loss and lifestyle modification solutions in general. We recognize that these weight loss medications have attracted significant attention from the market and pose a threat to our interactions with our customer base. Importantly, the efficacy claims of GLP-1 medications for weight loss are based specifically on their incorporation of lifestyle changes that include a reduced calorie diet and increased physical activity. As a result, under Medifast’s offering, weight loss medications become one important element in an overall tailored lifestyle plan that also includes Coaching, community support, nutritionally balanced meals, and exercise.
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
Medifast has perfected our model over the last 40 plus years, with habits, Coaches, and community at the core, and we will continue to innovate as the industry evolves.
Recent Initiatives
In response to the current competitive landscape, in which acquiring customers has become more difficult due to competitive pressures from GLP-1 medications being sought after by our potential customers, the Company is focusing on a number of initiatives to aid in increasing revenue and profit growth in the years ahead. At the core of the Company’s initiatives is its desire to grow its business by broadening its customer base through increased brand visibility and recognition, and by significantly expanding its total addressable market.
Areas of investment anticipated for the year include instituting a new marketing campaign and upgrading customers’ digital experience to increase brand awareness and drive customer adoption, as well as cultivating new customers through the Company’s collaboration with LifeMD.
In December of 2023, the Company entered into a collaboration agreement with LifeMD, a leading provider of virtual primary care. This collaboration brings together OPTAVIA’s personalized habit-based, coach-guided approach with medical expertise from board-certified affiliated LifeMD clinicians and access to weight loss medications, including GLP-1s. With this collaboration, the Company and LifeMD intent to develop an integrated offering with the goal of creating a comprehensive and seamless solution for customers who desire to use medications and OPTAVIA’s lifestyle enhancement program. In the second quarter of 2024, we expect to take a key interim step, as we begin offering a lifestyle program with a dedicated OPTAVIA coach, balanced nutrition options with our GLP-1 Nutrition Support Kit, and, through LifeMD, access to a medical provider and blood work, as well as prescription and insurance support.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical estimates during the first three months of 2024.
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the 2023 Form 10-K. We consider all of our significant accounting policies and estimates to be critical.
Overview of Results of Operations
Our product sales accounted for approximately 98% of our revenues for each of the three months ended March 31, 2024 and 2023.

The following tables reflect our income statements (in thousands, except percentages):

	Three months ended March 31,
	2024	2023	$ Change	% Change

Revenue	$174,739	$348,983	$(174,244)	(49.9)%
Cost of sales	47,447	102,593	(55,146)	(53.8)%
Gross profit	127,292	246,390	(119,098)	(48.3)%

Selling, general, and administrative	119,352	192,879	(73,527)	(38.1)%

Income from operations	7,940	53,511	(45,571)	(85.2)%

Other income (expense)
Interest income (expense)	1,223	(181)	1,404	775.7%
Other income (expense)	2,422	(1)	2,423	(242,300.0)%
	3,645	(182)	3,827	2,108.5%

Income from operations before income taxes	11,585	53,329	(41,744)	(78.3)%

Provision for income taxes	3,269	13,361	(10,092)	(75.5)%

Net income	$8,316	$39,968	$(31,652)	(79.2)%

% of revenue
Gross profit	72.8%	70.6%
Selling, general, and administrative costs	68.3%	55.3%
Income from operations	4.5%	15.3%

Revenue: Revenue decreased $174.2 million, or 49.9%, to $174.7 million for the three months ended March 31, 2024 from $349.0 million for the three months ended March 31, 2023. The average revenue per active earning OPTAVIA Coach was $4,623 for the three months ended March 31, 2024 compared to $5,945 for the three months ended March 31, 2023. The decline in revenue for the three months ended March 31, 2024 was primarily driven by a decrease in the number of active earning OPTAVIA Coaches to 37,800 as of March 31, 2024 from 58,700 as of March 31, 2023, the decline in the productivity per active earning OPTAVIA Coach, and a $9.1 million impact from a timing difference related to changes in the Company’s sales order terms and conditions with its customers realized in the first quarter of 2023. The decrease in productivity per active earning OPTAVIA Coach for the quarter was driven by continued pressure on customer acquisition.
Cost of sales: Cost of sales decreased $55.1 million, or 53.8%, to $47.4 million from $102.6 million for the three months ended March 31, 2024 from the corresponding period in 2023. The decrease in cost of sales for the three months ended March 31, 2024 was primarily driven by decreased volumes, efficiencies in inventory management, and cost savings from our Fuel for the Future initiatives.
Gross profit: For the three months ended March 31, 2024, gross profit decreased $119.1 million, or 48.3%, to $127.3 million from $246.4 million for the three months ended March 31, 2023. The decrease in gross profit for the three months ended March 31, 2024 was due to lower revenue, partially offset by efficiencies in inventory management and cost savings from our Fuel for the Future initiatives. As a percentage of revenue, gross profit increased 220 basis points to 72.8% for the three months ended March 31, 2024 from 70.6% for the corresponding period in 2023. The increase in gross margin percentage was primarily due to efficiencies in inventory management and cost savings from Fuel for the Future initiatives, partially offset by increased shipping costs.
Selling, general, and administrative: SG&A expenses were $119.4 million for the three months ended March 31, 2024, a decrease of $73.5 million, or 38.1%, as compared to $192.9 million from the corresponding period in 2023. The decrease in

SG&A expenses for the three months ended March 31, 2024 was primarily due to decreased Coach compensation due to lower volumes and fewer active earning Coaches, partially offset by market research and investment costs related to medically supported weight loss and costs for our Company-led acquisition initiatives. As a percentage of revenue, SG&A expenses were 68.3% for the three months ended March 31, 2024 as compared to 55.3% for the corresponding period in 2023. SG&A expenses included research and development costs of $1.0 million for both the three months ended March 31, 2024 and 2023, in connection with the development of new products, programs and clinical research activities. The increase in SG&A expenses as a percentage of revenue for the three months ended March 31, 2024 was primarily due to market research and investment costs related to medically supported weight loss activities, the loss of leverage on fixed costs due to lower sales volumes when compared to the first quarter of 2023, and costs for our company led acquisition initiatives.
Non-GAAP adjusted SG&A expenses were $118.0 million for the three months ended March 31, 2024, a decrease of $74.9 million, or 38.8%, as compared to $192.9 million from the corresponding period in 2023. Non-GAAP adjusted SG&A excludes costs for the collaboration with LifeMD of $1.3 million for the three months ended March 31, 2024. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of non-GAAP financial measures to its most comparable GAAP financial measure.
Income from operations: For the three months ended March 31, 2024, income from operations decreased $45.6 million to $7.9 million from $53.5 million for the corresponding period in 2023 primarily as a result of decreased gross profit partially offset by decreased SG&A expenses. Income from operations as a percentage of revenue decreased to 4.5% for the three months ended March 31, 2024 from 15.3% for the corresponding period in 2023 due to the factors described above impacting revenue and SG&A expenses.
Non-GAAP adjusted income from operations was $9.3 million for the three months ended March 31, 2024, a decrease of $44.2 million, or 82.7%, as compared to $53.5 million from the corresponding period in 2023. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of non-GAAP financial measures to its most comparable GAAP financial measure.

Provision for income taxes: For the three months ended March 31, 2024, the Company recorded $3.3 million in income tax expense, an effective tax rate of 28.2%, as compared to $13.4 million in income tax expense, an effective tax rate of 25.1%, for the three months ended March 31, 2023. The increase in the effective tax rate for the three months ended March 31, 2024 was primarily driven by an increase in the tax shortfall for stock compensation and the rate impact of research and development tax credits, partially offset by the decrease in the limitation for executive compensation and various other miscellaneous items.
Non-GAAP adjusted income tax provision was $2.9 million for the three months ended March 31, 2024, an effective tax rate of 28.7% as compared to 25.1% for the corresponding period in 2023. “Non-GAAP Financial Measures” below for a reconciliation of each of non-GAAP financial measures to its most comparable GAAP financial measure.
Net income: Net income was $8.3 million, or $0.76 per diluted share for the three months ended March 31, 2024 as compared to $40.0 million, or $3.67 per diluted share, for the three months ended March 31, 2023. The period-over-period changes were driven by the factors described above in the section titled “Income from operations.”
Non-GAAP adjusted net income was $7.2 million or $0.66 per diluted share for the three months ended March 31, 2024 as compared to $40.0 million, or $3.67 per diluted share, for the corresponding period in 2023. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of non-GAAP financial measures to its most comparable GAAP financial measure.
Non-GAAP Financial Measures
In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in this quarterly report, our quarterly earnings press release, and other public disclosures. The following GAAP financial measures have been presented on an as-adjusted basis: SG&A expenses, income from operations, other income (expense), provision for income taxes, net income, and diluted earnings per share. Each of these as-adjusted financial measures excludes the impact of certain amounts related to the LifeMD collaboration and unrealized gains on our investment in LifeMD common stock as further identified below and have not been calculated in accordance with GAAP. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is included below. These non-GAAP financial measures are not intended to replace GAAP financial measures.
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
The following tables reconcile the non-GAAP financial measures included in this report (in thousands, except per share amounts):

	Three Months Ended March 31, 2024
	GAAP	Unrealized Gain on Investment in LifeMD Common Stock	LifeMD Prepaid Services Amortization	Non-GAAP
Selling, general, and administrative	$119,352	$—	$(1,327)	$118,025
Income from operations	7,940	—	1,327	9,267
Other income (expense)	3,645	(2,841)	—	804
Provision for income taxes	3,269	(710)	332	2,891
Net income	8,316	(2,130)	995	7,181
Diluted earnings per share (1)	0.76	(0.19)	0.09	0.66

	Three Months Ended March 31, 2023
	GAAP	Unrealized Gain on Investment in LifeMD Common Stock	LifeMD Prepaid Services Amortization	Non-GAAP
Selling, general, and administrative	$192,879	$—	$—	$192,879
Income from operations	53,511	—	—	53,511
Other income (expense)	(182)	—	—	(182)
Provision for income taxes	13,361	—	—	13,361
Net income	39,968	—	—	39,968
Diluted earnings per share (1)	3.67	—	—	3.67
(1) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.
Liquidity and Capital Resources
The Company had stockholders’ equity of $211.0 million and working capital of $142.4 million at March 31, 2024 as compared with $201.5 million and $131.7 million at December 31, 2023, respectively. The $9.5 million net increase in stockholders’ equity was primarily driven by net income for the three months ended March 31, 2024 of $8.3 million. The Company’s cash, cash equivalents, and investments increased from $150.0 million at December 31, 2023 to $156.4 million at March 31, 2024.
Net cash provided by operating activities decreased by $56.8 million to $7.3 million for the three months ended March 31, 2024 from $64.1 million for the three months ended March 31, 2023 primarily driven by a $31.7 million decrease in net income, a $13.6 million decrease related to changes in inventory balances, a $9.3 million decrease in income taxes, a $7.3 million decrease in prepaid expenses and other current assets, partially offset by a $6.0 million increase in accounts payable and accrued expenses We decreased our inventory purchases during the period ended March 31, 2024 to align with sales demand.
Net cash used in investing activities was $2.8 million for the three months ended March 31, 2024 as compared to $2.1 million for the three months ended March 31, 2023.
Net cash used in financing activities decreased by $24.4 million to $1.5 million for the three months ended March 31, 2024 from $25.9 million for the three months ended March 31, 2023. This decrease was primarily due to an $18.5 million decrease in cash dividends paid to stockholders, a $3.6 million decrease in repurchases of the Company's common stock, and a $2.4 million decrease in net shares repurchased for employee taxes.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities.
From time to time the Company evaluates potential acquisitions that complement our business. If consummated, any such transactions may use a portion of our working capital or require the issuance of equity or debt. We have no present understandings, commitments, or agreements with respect to any material acquisitions.
On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. On May 31, 2022, the Credit Agreement was amended to increase the borrowing capacity and convert the interest rate to be based on SOFR, from LIBOR (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $225.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. The Amended Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Amended Credit Agreement contains affirmative and negative covenants customarily applicable to credit facilities. As of March 31, 2024, the Company had no borrowings under the credit facility or letter of credit sublimit, and was in compliance with all of its debt covenants.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes other than strategic investments.
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our credit facility and investment in money market securities, government and agency securities, and corporate bonds. Other than for strategic investments, its current investment policy is to maintain an investment portfolio consisting of corporate bonds and U.S. money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities, purchased during 2023, are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at March 31, 2024, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.
The Company is exposed to market risk related to price fluctuations in equity markets related to its investment in LifeMD common stock, purchased in December of 2023. If equity prices were to decrease immediately and uniformly by 10% from levels at March 31, 2024, the Company estimates that the fair value of the Company investment would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected by any significant degree by the effect of a change in market conditions on our investment.
There have been no material changes to our market risk exposure since December 31, 2023.
Item 4. Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Act, as of March 31, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized, and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2024	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	—	—	—	1,323,568
February 1 - February 29	107	48.62	—	1,323,568
March 1 - March 31	10,986	36.64	—	1,323,568
(1)Also included are shares of the Company’s common stock surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock and performance-based share awards previously granted to such employees and directors.
(2)At the outset of the quarter ended March 31, 2024, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the stock repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
As of March 31, 2024, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing, or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

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

101
The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed April 29, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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
Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	April 29, 2024

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	April 29, 2024