Form 10-Q
period 2024-06-30
MEDIFAST INC
filed 2024-08-05
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
The number of shares of the registrant’s common stock outstanding at July 29, 2024 was 10,937,418.

Medifast, Inc. and Subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. dollars in thousands, except per share amounts & dividend data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue	$168,558	$296,188	$343,297	$645,170
Cost of sales	45,120	85,473	92,567	188,065
Gross profit	123,438	210,715	250,730	457,105

Selling, general, and administrative	131,314	172,009	250,666	364,887

Income (loss) from operations	(7,876)	38,706	64	92,218

Other income (expense)
Interest income	1,296	462	2,519	281
Other expense	(4,070)	(51)	(1,647)	(53)
	(2,774)	411	872	228

Income (loss) from operations before income taxes	(10,650)	39,117	936	92,446

Provision (benefit) for income taxes	(2,496)	8,837	773	22,198

Net income (loss)	$(8,154)	$30,280	$163	$70,248

Earnings (loss) per share - basic	$(0.75)	$2.78	$0.01	$6.46

Earnings (loss) per share - diluted	$(0.75)	$2.77	$0.01	$6.43

Weighted average shares outstanding
Basic	10,937	10,888	10,923	10,876
Diluted	10,937	10,917	10,967	10,923

Cash dividends declared per share	$—	$1.65	$—	$3.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Net income (loss)	$(8,154)	$30,280	$163	$70,248

Other comprehensive income (loss), net of tax:
Foreign currency translation	32	90	43	99
Unrealized losses on investment securities	(28)	—	(265)	—
	4	90	(222)	99

Comprehensive income (loss)	$(8,150)	$30,370	$(59)	$70,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in thousands, except par value)

	June 30, 2024	December 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	$108,016	$94,440
Inventories	39,603	54,591
Investments	55,489	55,601
Income taxes, prepaid	8,728	8,727
Prepaid expenses and other current assets	12,479	10,670
Total current assets	224,315	224,029

Property, plant and equipment - net of accumulated depreciation	39,921	51,467
Right-of-use assets	13,417	15,645
Other assets	11,770	14,650
Deferred tax assets	4,108	4,117

TOTAL ASSETS	$293,531	$309,908

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$69,148	$86,415
Current lease obligations	6,031	5,885
Total current liabilities	75,179	92,300

Lease obligations, net of current lease obligations	13,069	16,127
Total liabilities	88,248	108,427

Stockholders' Equity
Common stock, par value $0.001 per share: 20,000 shares authorized;
10,937 and 10,896 issued and outstanding
at June 30, 2024 and December 31, 2023, respectively	11	11
Additional paid-in capital	30,401	26,573
Accumulated other comprehensive income	26	248
Retained earnings	174,845	174,649
Total stockholders' equity	205,283	201,481

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$293,531	$309,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollar in thousands)

	Six months ended June 30,
	2024	2023

Operating Activities
Net income	$163	$70,248
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	6,328	6,342
Non-cash lease expense	2,225	2,514
Share-based compensation	4,625	3,120
Loss on sale or disposal of property, plant and equipment	51	619
Realized gain on sale of investment securities	(74)	—
Amortization of discount on investment securities	(372)	—
Deferred income taxes	9	800
Unrealized loss on equity investment securities	1,752	—
Non-cash charges for supply chain optimization	11,689	—
Change in operating assets and liabilities:
Inventories	14,988	49,960
Prepaid expenses and other current assets	(1,809)	3,721
Other assets	206	(2,142)
Accounts payable and accrued expenses	(19,430)	(31,851)
Income taxes payable	(1)	3,874
Net cash flow provided by operating activities	20,351	107,205

Investing Activities
Purchase of investment securities	(17,646)	—
Proceeds from sale and maturities of investment securities	16,118	—
Purchase of property and equipment	(3,779)	(3,859)
Net cash flow used in investing activities	(5,307)	(3,859)

Financing Activities
Options exercised by directors	36	105
Net shares repurchased for employee taxes	(833)	(3,238)
Cash dividends paid to stockholders	(714)	(36,996)
Stock repurchases	—	(3,602)
Net cash flow used in financing activities	(1,511)	(43,731)

Foreign currency impact	43	99

Increase in cash and cash equivalents	13,576	59,714
Cash and cash equivalents - beginning of the period	94,440	87,691
Cash and cash equivalents - end of period	$108,016	$147,405

Supplemental disclosure of cash flow information:
Income taxes paid	$504	$17,520
Dividends included in accounts payable and accrued expenses	$659	$18,987
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. dollars in thousands)

	Six months ended June 30, 2024
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2023	10,896	$11	$26,573	$248	$174,649	$—	$201,481
Net income	—	—	—	—	8,316	—	8,316
Share-based compensation	59	—	2,171	—	—	—	2,171
Options exercised by directors	1	—	36	—	—	—	36
Net shares repurchased for employee taxes	(19)	—	(817)	—	—	—	(817)
Other comprehensive income	—	—	—	(226)	—	—	(226)

Balance, March 31, 2024	10,937	$11	$27,963	$22	$182,965	$—	$210,961
Net loss	—	—	—	—	(8,154)	—	(8,154)
Share-based compensation	—	—	2,454	—	—	—	2,454
Net shares repurchased for employee taxes	—	—	(16)	—	—	—	(16)
Other comprehensive income	—	—	—	4	—	—	4
Forfeiture of dividends on unvested awards	—	—	—	—	34	—	34

Balance, June 30, 2024	10,937	$11	$30,401	$26	$174,845	$—	$205,283
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six months ended June 30, 2023
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2022	10,928	$11	$21,555	$24	$139,852	$(6,398)	$155,044
Net income	—	—	—	—	39,968	—	39,968
Share-based compensation	69	—	606	—	—	—	606
Options exercised by directors	4	—	105	—	—	—	105
Net shares repurchased for employee taxes	(30)	—	(3,236)	—	—	—	(3,236)
Treasury stock from stock repurchases	—	—	—	—	—	(3,602)	(3,602)
Treasury stock retired from stock repurchases	(84)	—	—	—	(10,000)	10,000	—
Other comprehensive income	—	—	—	9	—	—	9
Cash dividends declared to stockholders	—	—	—	—	(17,994)	—	(17,994)

Balance, March 31, 2023	10,887	$11	$19,030	$33	$151,826	$—	$170,900
Net income	—	—	—	—	30,280	—	30,280
Share-based compensation	2	—	2,514	—	—	—	2,514
Net shares repurchased for employee taxes	—	—	(2)	—	—	—	(2)
Other comprehensive income	—	—	—	90	—	—	90
Cash dividends declared to stockholders	—	—	—	—	(18,221)	—	(18,221)

Balance, June 30, 2023	10,889	$11	$21,542	$123	$163,885	$—	$185,561
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
The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2024. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the 2023 Form 10-K.
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
The Company has not adopted any new accounting standards during the three months ended June 30, 2024.
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

2. INVENTORIES
Inventories consist principally of raw materials, non-food finished goods and packaged meal replacements, protein, and supplements held in the Company’s warehouses and outsourced distribution centers. Inventories are stated at the lower of cost or net realizable value, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs. On a quarterly basis, management reviews inventories for unsalable or obsolete inventories.
Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023

Raw materials	$5,507	$7,944
Packaging	1,219	1,962
Non-food finished goods	2,442	3,703
Finished goods	31,721	43,248
Reserve for obsolete inventory	(1,286)	(2,266)
Total	$39,603	$54,591
3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.
The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Numerator:
Net income (loss)	$(8,154)	$30,280	$163	$70,248

Denominator:
Weighted average shares of common stock outstanding	10,937	10,888	10,923	10,876
Effect of dilutive common stock equivalents	—	29	44	47
Weighted average shares of common stock outstanding	10,937	10,917	10,967	10,923

Earnings per share - basic	$(0.75)	$2.78	$0.01	$6.46

Earnings per share - diluted	$(0.75)	$2.77	$0.01	$6.43
The calculation of diluted EPS excluded 326 thousand and 45 thousand antidilutive restricted stock awards for the three months ended June 30, 2024 and 2023, respectively, and 142 thousand and 22 thousand antidilutive restricted stock awards for the six months ended June 30, 2024 and 2023, respectively. EPS is computed independently for each of the periods presented above, and accordingly, the sum of the quarterly earnings per common share may not equal the year-to-date total computed.

4. SHARE-BASED COMPENSATION
Stock Options
The Company has issued non-qualified and incentive stock options to employees and non-employee directors. The fair values of these options were estimated on the grant dates using the Black-Scholes option pricing model, which required estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of June 30, 2024 generally vested over a period of 3 years and expire 10 years from the date of grant. The exercise price of these options is $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term was calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponded to the expected term of the option. The expected volatility was based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield was computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the six months ended June 30, 2024 and 2023, the Company did not grant stock options.
The following table is a summary of our stock option activity (in thousands, except per share data):

	Six months ended June 30,
	2024		2023
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price

Outstanding at beginning of period	26	$62.20	33	$54.98
Exercised	(1)	27.68	(4)	27.18
Forfeited	(2)	26.52	—	—
Outstanding at end of the period	23	$66.68	29	$58.65
Exercisable at end of the period	23	$66.68	29	$58.65
As of June 30, 2024, the weighted-average remaining contractual life for both the outstanding stock options and exercisable stock options was 3.6 years with an aggregate intrinsic value of $0. There was no unrecognized compensation on the awards for the period ended June 30, 2024. For the six months ended June 30, 2024 and 2023, the Company received $36 thousand and $105 thousand in cash proceeds from the exercise of stock options, respectively. The total intrinsic value for stock options exercised during the six months ended June 30, 2024 and 2023 was $15 thousand and $328 thousand, respectively.
Restricted Stock
The Company has issued restricted stock to employees and non-employee directors generally with vesting terms up to 3 years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period.
The following table summarizes our restricted stock activity (in thousands, except per share data):

	Six months ended June 30,
	2024		2023
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of period	114	$127.87	60	$188.11
Granted	210	32.23	85	98.17
Vested	(34)	138.80	(24)	169.42
Forfeited	(4)	52.06	(3)	156.26
Outstanding at end of the period	286	$57.21	118	$127.93

The Company withheld approximately 11 thousand shares and 9 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the six months ended June 30, 2024 and 2023, respectively. The total fair value of restricted stock awards vested during the six months ended June 30, 2024 and 2023 was $1.3 million and $2.5 million, respectively.
Market and Performance-based Share Awards
The Company has issued market and performance-based share awards in 2022 and 2023 and performance-based share awards in 2020, 2021, and 2024 to certain key executives who were granted deferred shares and may earn between 0% and 250% of the target number depending upon both the Company’s total stockholder return (“TSR”), for those with market conditions, and the Company’s performance against predetermined performance goals over a three-year performance period after the date of grant. Market and performance-based share awards that are tied to the Company’s TSR are valued using the Monte Carlo method and are recognized ratably as expense over the award’s performance period. The fair value of the performance-based share awards is equal to the market price of the Company’s common stock on the date of grant adjusted by expected level of achievement over the performance period. Expense for performance-based share awards is amortized ratably over the performance period. In the event that management determines that the Company will not reach the lower threshold of the predetermined performance goals established in the grant agreement, any previously recognized expense is reversed in the period in which such a determination is made. Management determined that the market and performance-based share awards granted in March of 2022 and performance-based share awards granted in October of 2021 would not reach the lower threshold of the predetermined performance goals resulting in a $1.4 million and $0.1 million decrease in the Company’s share-based compensation expense during the three months ended March 31, 2023 and June 30, 2024 respectively.
The Company withheld 8 thousand shares and 21 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of performance-based share awards for the six months ended June 30, 2024 and 2023, respectively. The total fair value of performance-based share awards issued during the six months ended June 30, 2024 and 2023 was $1.3 million and $5.3 million, respectively.
Share-based compensation expense for all types of awards granted is recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The total expense during the three months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three months ended June 30,
	2024		2023
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	309	$1,717	147	$1,642
Performance-based share awards granted in 2024	117	371	—	—
Market and performance-based share awards granted in 2023	47	482	47	482
Market and performance-based share awards granted in 2022	24	—	24	—
Performance-based share awards granted in 2021	1	(116)	14	340
Performance-based share awards granted in 2020	—	—	28	50
Total share-based compensation	498	$2,454	260	$2,514
The total expense during the six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Six months ended June 30,
	2024		2023
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	309	$3,317	147	$2,869
Performance-based share awards granted in 2024	117	448	—	—
Market and performance-based share awards granted in 2023	47	964	47	561
Market and performance-based share awards granted in 2022	24	—	24	(1,388)
Performance-based share awards granted in 2021	1	(104)	14	980
Performance-based share awards granted in 2020	—	—	28	98
Total share-based compensation	498	$4,625	260	$3,120
The total income tax benefit recognized in the accompanying Condensed Consolidated Statements of Operations for stock awards was $0.1 million and $0.0 million for the three months ended June 30, 2024 and 2023, respectively, and the income tax expense of $0.4 million and income tax benefit of $0.1 million for the six months ended June 30, 2024 and 2023, respectively.

There was $10.7 million of total unrecognized compensation cost related to restricted stock awards as of June 30, 2024, which is expected to be recognized over a weighted-average period of 2.00 years. There was $6.6 million of unrecognized compensation costs related to the 71 thousand market and performance-based shares and 118 thousand performance-based shares presented in the table above as of June 30, 2024, which is expected to be recognized over a weighted-average period of 1.88 years.

5. LEASES
Operating Leases
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases for the six-month periods ended June 30, 2024 and 2023.
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
The operating lease expense was $1.2 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively, and $2.5 million and $2.8 million for the six months ended June 30, 2024 and 2023, respectively.

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Six months ended June 30,
	2024	2023

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$3,141	$3,387

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$753

As of June 30, 2024, the weighted average remaining lease term was 3 years, 5 months and the weighted average discount rate was 2.30%.
The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2024 (in thousands):

2024 (excluding the six months ended June 30, 2024)	$3,171
2025	6,462
2026	4,783
2027	2,553
2028	2,618
Thereafter	240
Total lease payments	$19,827
Less: imputed interest	(727)
Total	$19,100
6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	June 30, 2024	December 31, 2023

Foreign currency translation	$(5)	$(48)
Unrealized net gains on investment securities	31	296
Accumulated other comprehensive income	$26	$248
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

The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	June 30, 2024
	Cost	Unrealized Gains (Losses)	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$102,982	$—	$—	$102,982	$102,982	$—

Level 1:
Money market accounts	5,034	—	—	5,034	5,034	—
Government & agency securities	16,128	(42)	74	16,160	—	16,160
Equity Securities	10,000	(1,600)	—	8,400	—	8,400
	31,162	(1,642)	74	29,594	5,034	24,560

Level 2:
Corporate bonds	30,577	79	273	30,929	—	30,929

Total	$164,721	$(1,563)	$347	$163,505	$108,016	$55,489

	December 31, 2023
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$88,778	$—	$—	$88,778	$88,778	$—

Level 1:
Money market accounts	5,662	—	—	5,662	5,662	—
Government & agency securities	15,282	126	40	15,448	—	15,448
Equity Securities	10,000	150	—	10,150	—	10,150
	30,944	276	40	31,260	5,662	25,598

Level 2:
Corporate bonds	29,440	293	270	30,003	—	30,003

Total	$149,162	$569	$310	$150,041	$94,440	$55,601

The Company had $65 thousand and $0 realized gains for the three months ended June 30, 2024 and 2023. The Company had $74 thousand and $0 realized gains for the six months ended June 30, 2024 and 2023.
During the fourth quarter of 2023, the Company entered into an agreement with LifeMD, Inc (Nasdaq: LFMD), a leading provider of virtual primary care, to purchase shares of common stock of LifeMD for $10 million. The securities are subject to a registration rights agreement which stipulates that the registration of the securities is to be made as soon as practicable, but not later than 90 days, following written demand by the Company. Written demand was made, and the securities registration remained in process as of June 30, 2024. The registration process was completed, effective July 18, 2024. In addition, the shares were subject to a 180-day lock-up period from the closing date of the agreement, December 11, 2023, which expired as of June 8, 2024. The fair value of the investment is recorded within the investment securities of the consolidated balance sheet. The losses related to the Company’s LifeMD investment for the three and six months ended June 30, 2024 and 2023 are summarized in the table below (in thousands):

	Three months ended June 30,
	2024	2023

Net losses recognized during the period on equity securities	$(4,188)	$—
Less: Net losses recognized on equity securities sold	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(4,188)	$—

	Six months ended June 30,
	2024	2023

Net losses recognized during the period on equity securities	$(1,750)	$—
Less: Net losses recognized on equity securities sold	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(1,750)	$—
The Company concurrently entered into an agreement in which LifeMD would provide services to stand-up the collaboration between LifeMD and the Company. The agreement stipulated an initial milestone payment of $5 million due upon execution of the agreement for these services. The services under the initial milestone were completed prior to December 31, 2023, and this amount was included in the Company’s selling, general, and administrative expenses on the consolidated statement of income for the quarter ended December 31, 2023. The Company made a second milestone payment under the agreement of $2.5 million on March 18, 2024. Of the total $2.5 million second milestone payment, $1.3 million was recognized within selling, general, and administrative expenses for services performed by LifeMD for the quarter ended March 31, 2024, with the remaining $1.2 million recognized in the quarter ended June 30, 2024. The final milestone payment of $2.5 million was made on June 5, 2024. Of the total $2.5 million final milestone payment, $0.8 million was recognized within selling, general, and administrative expenses for services performed by LifeMD for the quarter ended June 30, 2024, with the remaining $1.7 million to be recognized in the third quarter of 2024.
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
Revolving borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to (i) the Term SOFR Rate for the interest period plus the Applicable Rate (as defined in the Amended Credit Agreement) based on the Company’s Total Net Leverage Ratio or (ii) the Alternate Base Rate (as defined in the Amended Credit Agreement) as in effect from time to time plus the Applicable Rate based on the Company’s Total Net Leverage Ratio. As of June 30, 2024, the Applicable Rate for Term SOFR Loans is 1.25% per annum and the Applicable Rate for ABR Loans is 0.25% per annum. SOFR based loans also include a Credit Spread Adjustment based on the duration of the borrowing.
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
The Company had no borrowings outstanding under the Amended Credit Agreement, inclusive of the credit facility and letter of credit sublimit, as of June 30, 2024 and was in compliance with all covenants.
9. SUPPLY CHAIN OPTIMIZATION

During the three months ended June 30, 2024, the Company completed a supply chain optimization initiative with the goal of aligning the Company’s distribution footprint with current demand levels. On June 28, 2024, the Company closed its Maryland Distribution Center located in Ridgely, Maryland. The Company is currently assessing options for the disposition of the land and building, but the associated asset group that includes the land and building is not impaired. The assets within the facility are being actively marketed for sale and were written down to fair value less cost to sell, with the impact reflected below as the loss of impairment of equipment held for sale. The Company identified certain other supply chain assets at other locations within its distribution network that will no longer be utilized and are no longer useful to the Company’s operations, and adjusted their respective useful lives accordingly, with the impact reflected below in the accelerated depreciation charges.

For the three months ended June 30, 2024, the components of the Company’s supply chain optimization charges were as follows:

Three Months Ended June 30, 2024

Loss on impairment of equipment held for sale	$2,499
Accelerated depreciation charges	9,190
Non-cash charges for supply chain optimization	11,689
One-time severance costs	813
Total supply chain optimization	$12,502

For the three months ended June 30, 2024, the supply chain optimization charges were recorded in the Company’s Condensed Consolidated Statements of Operations as follows:

Three Months Ended June 30, 2024

Selling, general, and administrative	$12,502
Total supply chain optimization	$12,502

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements
Certain information in this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Act”). Forward-looking statements generally can be identified by use of phrases or terminology such as “intend,” “anticipate,” “expect,” or other similar words or the negative of such terminology. Similarly, descriptions of Medifast's objectives, strategies, plans, goals, or targets contained herein are also considered forward-looking statements. These statements are based on the current expectations of our management of Medifast and are subject to certain events, risks, uncertainties, and other factors. These risks and uncertainties include, but are not limited to, those described in our 2023 Form 10-K and those described from time to time in our future reports filed with the SEC. Although Medifast believes that the expectations, statements, and assumptions reflected in these forward-looking statements are reasonable, it cautions readers to always consider all of the risk factors and any other cautionary statements carefully in evaluating each forward-looking statement in this report. All of the forward-looking statements contained herein speak only as of the date of this report. We undertake no obligation to update any information contained in this report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware after the date of this report.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.
Overview
Medifast is the health and wellness company known for its habit-based and Coach-guided lifestyle solution OPTAVIA®. As a physician-founded company with more than 40 years of history, OPTAVIA's lifestyle plans deliver clinically proven health benefits, utilizing scientifically developed products and a framework for habit creation reinforced by independent Coaches and community support. The Company has initiated its business transformation to build a set of differentiated capabilities, reflecting its commitment to providing comprehensive health and wellness solutions to customers as both their needs and the industry evolve, that are expected to position Medifast to be a leader in the dynamic and changing health and wellness space. As part of this transformation, the Company entered into a collaboration with LifeMD, Inc. (Nasdaq: LFMD) (“LifeMD”) in December of 2023, and launched a significant Company-led marketing effort in May of 2024. Medifast has created a well-capitalized business that has a powerful business model, building a network of approximately 33,900 independent active earning Coaches providing consistent and effective support to customers on their weight loss journeys.

In a rapidly changing health and wellness landscape, Medifast is committed to innovating and building upon its scientific and clinical heritage to deliver on its mission of offering the world Lifelong Transformation, Making a Healthy Lifestyle Second Nature™. With the growing interest in medically supported weight loss and GLP-1 medications powering the emergence of an important new market for products and services to support individuals on their health and wellness journey, Medifast is transforming its business to capitalize on this opportunity. Through the Company’s collaboration with LifeMD, Inc., OPTAVIA customers now have access to all-in-one holistic solutions, whether they are not utilizing medically supported weight loss, are currently using medical weight loss options, transitioning off medications, or looking for further support after stopping taking medications.

This collaboration brings together OPTAVIA’s personalized habit-based, coach-guided approach with medical expertise from board-certified affiliated LifeMD clinicians, allowing access to weight loss medications, including GLP-1 medications, when clinically appropriate. With this collaboration, the Company and LifeMD are developing an integrated offering with the goal of creating a comprehensive and seamless solution for customers who desire to use medications and OPTAVIA’s lifestyle enhancement program, outlined in further detail below. In addition to lifestyle support and a simple roadmap for habit creation, the integrated offering includes scientifically developed nutritional support solutions including a GLP-1 Nutrition Support product kit designed to help mitigate GLP-1 medication side effects, such as muscle loss. Through LifeMD, customers also have access to a medical provider and blood work, as well as prescription and insurance support.

As the medications for weight loss continue to evolve and grow, Medifast is dedicated to maintaining a relentless focus on the development of additional support products and supplements designed to meet customer needs and to make living a healthy lifestyle second nature.

OPTAVIA’s holistic lifestyle solution is built around four key components:

•Independent OPTAVIA Coaches: Independent OPTAVIA Coaches provide individualized support and guidance to customers on the path to optimal health and wellbeing. The Coaches have impacted more than 3 million lives to date.

•OPTAVIA Community: A Community of like-minded people provide real-time connection and support.
•The Habits of Health® Transformational System: A proprietary system that offers easy steps to a sustainable healthy lifestyle.
•Products & Plans: Lifestyle plans with clinically proven health benefits and scientifically developed products, backed by dietitians, scientists, and physicians.

OPTAVIA's collaboration with LifeMD offers access to an additional resource for eligible customers:

•Clinicians as Partners: Through the collaboration with LifeMD, OPTAVIA customers have access to LifeMD’s board-certified affiliated clinicians and medication, such as GLP-1 medications when clinically appropriate, that support treatment plans for obesity and other health conditions.

Across these offerings, customers are aided in achieving their health goals through a network of OPTAVIA Coaches, about 90% of whom were customers first. OPTAVIA Coaches introduce customers to a set of healthy habits, in most cases starting with the habit of healthy eating, and offer exclusive OPTAVIA-branded products, including Fuelings as well as OPTAVIA ACTIVE®, a line of essential amino acid supplements and protein powders. Fuelings are nutrient-dense, portion-controlled, nutritionally interchangeable, and simple to use. They are formulated with high-quality ingredients and contain BC30™ probiotic cultures, which help support digestive health as part of a balanced diet and healthy lifestyle, vitamins and minerals, as well as other nutrients essential for good health. Our products are used as tools and support the process of integrating healthy habits into our customers' daily lives.
The OPTAVIA coaching model is customer-centric and boasts an energized health and wellness community. It promotes holistic health and wellness and positions healthy weight as a catalyst to greater lifestyle changes. OPTAVIA Coaches provide personalized support to customers and motivate them by sharing their passion for healthy living and lifestyle transformation.
The entrepreneurial spirit of our OPTAVIA Coaches is another key to our success, as they activate new customers, many of whom go on to become OPTAVIA Coaches. We offer economic incentives designed to support each OPTAVIA Coach’s long-term success, which we believe plays an important role in their financial wellness, providing the opportunity to improve their finances while changing the health trajectory of families, communities, and generations.1
OPTAVIA Coaches are independent contractors, not employees, who support customers and market our products and services primarily through word of mouth, email, and social media channels such as Facebook, Instagram, X (formerly known as Twitter), and video conferencing platforms. As entrepreneurs, OPTAVIA Coaches market our products to friends, family, and other acquaintances. OPTAVIA products are shipped directly to customers who are working with an OPTAVIA Coach. OPTAVIA Coaches do not handle inventory or deliver merchandise to customers. This arrangement frees our OPTAVIA Coaches from having to manage inventory and allows them to maintain an arms-length transactional relationship while focusing their attention on support and encouragement.
With the expansion of our business to include GLP-1 support tools, we are leveraging multiple channels to enhance customer acquisition and spur meaningful growth. OPTAVIA Coaches remain a fundamental component of our business, and their outreach around our integrated wellness offering is one channel to drive customer acquisition. Additionally, we are collaborating with LifeMD to activate their patient base as another channel for us to acquire customers. Further, in May 2024, we launched a national marketing campaign designed to drive customer acquisition and elevate brand awareness. Additional information surrounding the marketing campaign can be found in the section below titled, “Recent Initiatives.” These new acquisition channels and investments are intended to evolve the Company’s current single-channel Coach-focused business model to be one that pairs company advertising with relationship-based Coaching and the ability to access weight loss medications through our collaboration with LifeMD. Collectively, we believe these initiatives will significantly broaden OPTAVIA’s reach, advancing its mission to empower individuals on their own health journeys, and fuel positive outcomes and revenue streams. We anticipate this momentum will lay the foundation for improved performance in 2025 and beyond.
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
Macroeconomic Conditions and Competition
Certain economic challenges including the impact of inflation have caused macroeconomic uncertainty and volatility in markets where we, our suppliers and our OPTAVIA Coaches operate.
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

In response to changing macroeconomic conditions, the Company may take further actions that alter its business operations that are determined to be in the best interests of its employees, OPTAVIA Coaches and customers, such as evaluating our operational footprint or taking incremental pricing actions to offset supply chain costs and inflationary pressures. The supply chain optimization completed in the quarter ended June 30, 2024, as discussed in Item 1. Notes to Condensed Consolidated Financial Statements are examples of such actions.

The weight loss industry is very competitive and encompasses a diverse array of weight loss products and programs. These include a wide variety of commercial weight loss programs, pharmaceutical products, surgical interventions, books, self-help diets, dietary meal replacements, and appetite suppressants as well as digital tools, app-based health and wellness monitoring solutions, and wearable trackers. Potential customers seeking to manage their weight have many options and can turn to online diet-oriented sites, self-directed dieting, traditional center-based competitors, and self-administered products such as prescription medications, over-the-counter medications, and supplements as well as medically supervised programs.

Beginning in Q3 2022, we began to see a downward trend in the number of active earning Coaches, driven by a decline in customers and attributable to changing social media algorithms and inflationary pressures on consumer spending. Additionally, the downward trend’s decline became sharper beginning in Q2 2023 due to the increase prevalence and adoption of GLP-1 medications and increased pressures on customer acquisition. We believe that, with continued pressures on customer acquisition, this downward trend in the number of active earning Coaches will continue in the short-term.

Medical weight loss solutions, such as GLP-1 medications, have become an increasingly key component of the overall health and wellness ecosystem, and the recent surging awareness and popularity of these weight loss medications serves as another major competing factor, as these products have prompted a huge change in the way that consumers think about weight loss and lifestyle modification solutions in general. We recognize that these weight loss medications have attracted significant attention from the market and pose a threat to our interactions with our customer base. Importantly, the efficacy claims of GLP-1 medications for weight loss are based specifically on their incorporation with lifestyle changes, such as through a structured program like OPTAVIA, that include a reduced calorie diet and increased physical activity. As a result, under Medifast’s offering, access to weight loss medications becomes one important element in an overall tailored lifestyle plan that also includes Coaching, community support, nutritionally balanced meals, and exercise.

Our research shows that most of those who are interested in weight loss medications are also looking for support beyond a prescription, including clarity on how to incorporate healthy eating and exercise into their lifestyles while using these medical solutions. While medically supported weight loss can be effective, long-term success is dependent on nutrition and lifestyle changes.

We believe our scientific and clinical heritage combined with our commitment to evaluating programs, plans and products through clinical research are primary differentiators that allow us to compete in these markets. Our scientifically designed products were originally developed by a physician, and we have continued the development of nutrition and weight-management products since our founding.

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

Recent Initiatives

In response to the current competitive landscape, in which acquiring customers has become more difficult due to competitive pressures from GLP-1 medications being sought after by our potential customers, the Company is focusing on a number of initiatives to aid in increasing revenue and profit growth in the years ahead. At the core of the Company’s transformation is its desire to grow its business by broadening its customer base through increased brand visibility and recognition, and by significantly expanding its total addressable market.

Areas of investment include executing our new marketing campaign as well as cultivating new customers through the Company’s collaboration with LifeMD.

Through an expected investment of approximately $25 million in Company-led marketing efforts in 2024, we are committed to driving growth and enhancing brand visibility while highlighting our holistic offer. This high-profile national campaign aims to elevate OPTAVIA brand awareness, foster engagement and drive customer conversion. With a multi-phase, omnichannel approach, the campaign will introduce new consumer and Coach-facing branding and visuals, and elevate the website, social and digital experience.

We plan to ramp up our investment in the second half of 2024 and form the foundation of the Company’s strategy to return to growth, broadening and deepening our acquisition channels. This aligns with our three strategic growth pillars – robust marketing initiatives, coaching network expansion and strategic collaboration with LifeMD – to empower individuals on their journey to optimal health and wellbeing.

We believe by significantly broadening our customer acquisition activities, through launching our new marketing campaign, upgrading customers' digital experience, and leaning into the medically supported weight loss market through our collaboration with LifeMD, we will be positioned for future success.
Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical estimates during the first six months of 2024.

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the 2023 Form 10-K. We consider all of our significant accounting policies and estimates to be critical.
Overview of Results of Operations
Our product sales accounted for approximately 97% of our revenues for each of the three months ended June 30, 2024 and 2023.

The following tables reflect our income statements (in thousands, except percentages):

	Three months ended June 30,
	2024	2023	$ Change	% Change

Revenue	$168,558	$296,188	$(127,630)	(43.1)%
Cost of sales	45,120	85,473	(40,353)	(47.2)%
Gross profit	123,438	210,715	(87,277)	(41.4)%

Selling, general, and administrative	131,314	172,009	(40,695)	(23.7)%

Income (loss) from operations	(7,876)	38,706	(46,582)	(120.3)%

Other income (expense)
Interest income	1,296	462	834	180.5%
Other expense	(4,070)	(51)	(4,019)	(7880.4)%
	(2,774)	411	(3,185)	(774.9)%

Income (loss) from operations before income taxes	(10,650)	39,117	(49,767)	(127.2)%

Provision (benefit) for income taxes	(2,496)	8,837	(11,333)	(128.2)%

Net income (loss)	$(8,154)	$30,280	$(38,434)	(126.9)%

% of revenue
Gross profit	73.2%	71.1%
Selling, general, and administrative costs	77.9%	58.1%
Income (loss) from operations	(4.7)%	13.1%

	Six months ended June 30,
	2024	2023	$ Change	% Change

Revenue	$343,297	$645,170	(301,873)	(46.8)%
Cost of sales	92,567	188,065	(95,498)	(50.8)%
Gross profit	250,730	457,105	(206,375)	(45.1)%

Selling, general, and administrative	250,666	364,887	(114,221)	(31.3)%

Income from operations	64	92,218	(92,154)	(99.9)%

Other income
Interest income	2,519	281	2,238	796.4%
Other expense	(1,647)	(53)	(1,594)	(3007.5)%
	872	228	644	282.5%

Income from operations before income taxes	936	92,446	(91,510)	(99.0)%

Provision for income taxes	773	22,198	(21,425)	(96.5)%

Net income	$163	$70,248	$(70,085)	(99.8)%

% of revenue
Gross profit	73.0%	70.9%
Selling, general, and administrative costs	73.0%	56.6%
Income from operations	—%	14.3%

Revenue: Revenue decreased $127.6 million, or 43.1%, to $168.6 million for the three months ended June 30, 2024 from $296.2 million for the three months ended June 30, 2023. The decline in revenue for the three months ended June 30, 2024 was primarily driven by a decrease in the number of active earning OPTAVIA Coaches to 33,900 as of June 30, 2024, a 36.2% decrease from 53,100 as of June 30, 2023 and the decline in the productivity per active earning OPTAVIA Coach. The average revenue per active earning OPTAVIA Coach was $4,972 for the three months ended June 30, 2024, a 10.9% decrease compared to $5,578 for the three months ended June 30, 2023. Revenue decreased $301.9 million, or 46.8%, to $343.3 million for the six months ended June 30, 2024 from $645.2 million for the six months ended June 30, 2023. The decline in revenue for the six months ended June 30, 2024 was driven by a decrease in the number of active earning OPTAVIA Coaches, the decline in productivity per active earnings OPTAVIA Coach, and a $9.1 million impact from a timing difference related to changes in the Company’s sales order terms and conditions with its customers realized in the first quarter of 2023. The average revenue per active earning OPTAVIA Coach was $4,788 for the six months ended June 30, 2024, a 17.0% decrease compared to $5,771 for the six months ended June 30, 2023. The decrease in productivity per active earning OPTAVIA Coach for the three months ended June 30, 2024 and six months ended June 30, 2024 was driven by continued pressure on customer acquisition.
Cost of sales: Cost of sales decreased $40.4 million, or 47.2%, to $45.1 million from $85.5 million for the three months ended June 30, 2024 from the corresponding period in 2023. Cost of sales decreased $95.5 million, or 50.8%, to $92.6 million from $188.1 million for the six months ended June 30, 2024. The decrease in cost of sales for the three months ended June 30, 2024 and the six months ended June 30, 2024 was primarily driven by decreased volumes, cost savings from our Fuel for the Future initiatives, and efficiencies in inventory management.
Non-GAAP adjusted cost of sales were $42.5 million for the three months ended June 30, 2024, a decrease of $42.9 million, or 50.2%, as compared to $85.5 million from the corresponding period in 2023. Non-GAAP adjusted cost of sales were $90.0 million for the six months ended June 30, 2024, a decrease of $98.1 million, or 52.2%, as compared to $188.1 million for the corresponding period in 2023. Non-GAAP adjusted cost of sales excludes expenses in connection with the Company’s restructuring of external manufacturing agreements. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of each of non-GAAP financial measure to its most comparable GAAP financial measure.
Gross profit: Gross profit decreased $87.3 million, or 41.4%, to $123.4 million from $210.7 million for the three months ended June 30, 2024 from the corresponding period in 2023. The decrease in gross profit for the three months ended June 30, 2024 was due to lower revenue. As a percentage of revenue, gross profit increased 210 basis points to 73.2% for the three months ended June 30, 2024 from 71.1% for the corresponding period in 2023. Gross profit as a percentage of revenue was positively impacted by cost savings from our Fuel for the Future initiatives and efficiencies in inventory management. For the six months ended June 30, 2024, gross profit decreased $206.4 million, or 45.1%, to $250.7 million from $457.1 million for the six months ended June 30, 2023. The decrease in gross profit for the six months ended June 30, 2024 was due to lower revenue. As a percentage of revenue, gross profit increased 210 basis points to 73.0% for the six months ended June 30, 2024 from 70.9% for the corresponding period in 2023. Gross profit as a percentage of revenue was positively impacted by cost savings from our Fuel for the Future initiatives and efficiencies in inventory management.
Non-GAAP adjusted gross profit was $126.0 million for the three months ended June 30, 2024, a decrease of $84.7 million, or 40.2%, as compared to $210.7 million from the corresponding period in 2023. Non-GAAP adjusted gross profit margin increased 370 basis points to 74.8% from 71.1% for the corresponding period in 2023. Non-GAAP adjusted gross profit was $253.3 million for the six months ended June 30, 2024, a decrease of $203.8 million, or 44.6%, as compared to $457.1 million for the corresponding period in 2023. Non-GAAP adjusted gross profit margin increased 290 basis points to 73.8% for the six months ended June 30, 2024 from 70.9% for the corresponding period in 2023. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure.
Selling, general, and administrative: SG&A expenses were $131.3 million for the three months ended June 30, 2024, a decrease of $40.7 million, or 23.7%, as compared to $172.0 million from the corresponding period in 2023. SG&A expenses decreased for the three months ended June 30, 2024 primarily due to decreased Coach compensation on fewer active earning Coaches and lower sales volumes, partially offset by the loss of leverage on fixed costs due to lower sales volumes and supply chain optimization costs. The Company also incurred market research and investment costs related to medically supported weight loss, costs to exit hotel commitments for our annual OPTAVIA convention in future years, reflecting a change in strategy, and costs for our Company-led customer acquisition initiatives. As a percentage of revenue, SG&A expenses were 77.9% for the three months ended June 30, 2024 as compared to 58.1% for the corresponding period in 2023. SG&A expenses as a percentage of revenue increased for the three months ended June 30, 2024 primarily reflecting the loss of leverage on fixed costs due to lower sales volumes and supply chain optimization costs. SG&A expenses included research and development costs of $1.1 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, in connection with the development of new products and plans, and clinical research activities. SG&A expenses were $250.7 million for the six months ended June 30, 2024, a decrease of $114.2 million, or 31.3%, as compared to $364.9 million from the corresponding period in 2023. SG&A expenses decreased for the six months ended June 30, 2024 primarily due to decreased Coach compensation on fewer active earning Coaches and lower sales volumes, partially offset by the loss of leverage on fixed costs due to lower sales volumes and supply chain optimization costs. The Company also incurred costs for our Company-led customer acquisition initiatives, and market research and investment costs related to medically supported weight loss. As a percentage of revenue, SG&A expenses were 73.0% for the six months ended June 30, 2024 as compared to 56.6% for the corresponding period in 2023 primarily reflecting the loss of leverage on fixed costs due to lower sales volumes and supply chain optimization costs. SG&A expenses included research and development costs of $2.1 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively, in connection with the development of new products and plans, and clinical research activities.
Non-GAAP adjusted SG&A expenses were $113.8 million for the three months ended June 30, 2024, a decrease of $58.2 million, or 33.8%, as compared to $172.0 million from the corresponding period in 2023. Non-GAAP adjusted SG&A expenses were $231.8 million for the six months ended June 30, 2024, a decrease of $133.1 million, or 36.5%, as compared to $364.9 million from the corresponding period in 2023. Non-GAAP adjusted SG&A excludes expenses related to the Company’s supply chain optimization costs, costs to exit hotel commitments for our annual OPTAVIA convention in future years, reflecting a change in strategy, and costs for its collaboration with LifeMD. Refer to “Non-GAAP Financial Measures” section below for a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure.
Income (loss) from operations: For the three months ended June 30, 2024, the Company’s loss from operations was $7.9 million, a $46.6 million decrease from the $38.7 million income from operations for the corresponding period in 2023 primarily as a result of decreased gross profit partially offset by decreased SG&A expenses. For the three months ended June 30, 2024 the Company’s loss from operations as a percentage of revenue was 4.7% as compared to the Company’s income from operations as a percentage of revenue of 13.1% for the corresponding period in 2023, due to the factors described above impacting SG&A expenses, partially offset by the factors impacting gross profit. For the six months ended June 30, 2024, income from operations decreased $92.2 million to less than $0.1 million from $92.2 million for the corresponding period in 2023 primarily as a result of the factors described above impacting SG&A expenses, partially offset by the factors impacting gross profit. Income from operations as a percentage of revenue decreased to less than 0.1% for the six months ended June 30, 2024 from 14.3% for the corresponding period in 2023 due to the factors above impacting SG&A expenses, partially offset by the factors impacting gross profit.
Non-GAAP adjusted income from operations was $12.2 million for the three months ended June 30, 2024, a decrease of $26.5 million, or 68.4%, as compared to $38.7 million from the corresponding period in 2023. Non-GAAP adjusted income from operations as a percentage of revenue was 7.3% for the three months ended June 30, 2024, a decrease of 580 basis points from 13.1% for the corresponding period in the prior year Non-GAAP adjusted income from operations was $21.5 million for the six months ended June 30, 2024, a decrease of $70.7 million, or 76.7%, as compared to $92.2 million from the corresponding period in 2023. Non-GAAP adjusted income from operations as a percentage of revenue was 6.3% for the six months ended June 30, 2024, a decrease of 800 basis points from 14.3% for the corresponding period in the prior year. Refer to “Non-GAAP Financial Measures” section below for a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure.
Provision (benefit) for income taxes: For the three months ended June 30, 2024, the Company recorded $2.5 million in income tax benefit, an effective tax rate of 23.4%, as compared to $8.8 million in income tax expense, an effective tax rate of 22.6%, for the three months ended June 30, 2023. The change in the effective tax rate for the three months ended June 30, 2024 was primarily driven by the net loss position in 2024 and the corresponding rate impact from the tax benefit for research and development tax credits, partially offset by the rate impact from the limitation for executive compensation. For the six months ended June 30, 2024, the Company recorded $0.8 million in income tax expense, an effective tax rate of 82.6%, as compared to $22.2 million in income tax expense, an effective tax rate of 24.0%, for the six months ended June 30, 2023. The increase in the effective tax rate for the six months ended June 30, 2024 was primarily driven by the impact of the tax shortfall for stock compensation, which was magnified by the near break-even pre-tax income position.
Non-GAAP adjusted income tax provision was $3.6 million for the three months ended June 30, 2024, an effective tax rate of 26.2% as compared to 22.6% for the corresponding period in 2023. Non-GAAP adjusted income tax provision was $6.6 million for the six months ended June 30, 2024, an effective tax rate of 27.2%, as compared to 24.0% for the corresponding period in 2023. Refer to “Non-GAAP Financial Measures” section below for a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure.
Net income (loss): Net loss was $8.2 million, or $0.75 per diluted share for the three months ended June 30, 2024 as compared to net income of $30.3 million, or $2.77 per diluted share, for the three months ended June 30, 2023. Net income was $0.2 million, or $0.01 per diluted share for the six months ended June 30, 2024, as compared to $70.2 million, or $6.43 per diluted share for the six months ended June 30, 2023. The period-over-period changes were driven by the factors described above.
Non-GAAP adjusted net income was $10.1 million or $0.92 per diluted share for the three months ended June 30, 2024 as compared to $2.77 per diluted share for the corresponding period in 2023. Non-GAAP adjusted net income was $17.5 million or $1.60 per diluted share for the six months ended June 30, 2024 as compared to $6.43 per diluted share for the corresponding period in 2023. Refer to “Non-GAAP Financial Measures” section below for a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure.
Non-GAAP Financial Measures
In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in this quarterly report, our quarterly earnings press release, and other public disclosures. The following GAAP financial measures have been presented on an as-adjusted basis: Cost of sales, Gross profit, SG&A expenses, income (loss) from operations, other income (expense), provision (benefit) for income taxes, net income (loss), and diluted earnings (loss) per share. Each of these as-adjusted financial measures excludes the impact of certain amounts related to supply chain optimization and restructuring of external manufacturing agreements, costs to exit hotel commitments for our OPTAVIA convention in future years, unrealized gains or losses on our investment in LifeMD common stock, and the LifeMD collaboration as further identified below and have not been calculated in accordance with GAAP. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is included below. These non-GAAP financial measures are not intended to replace GAAP financial measures.

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
The following tables reconcile the non-GAAP financial measures included in this report (in thousands, except per share amounts):

	Three Months Ended June 30, 2024
	GAAP(1)	Supply Chain Optimization and Restructuring of External Manufacturing Agreements(2)	OPTAVIA Convention Cancellation(2)	Unrealized Loss on Investment in LifeMD Common Stock(2)	LifeMD Prepaid Services Amortization(2)	Non-GAAP(2)
Cost of sales	$45,120	$(2,579)	$—	$—	$—	$42,541
Gross profit	123,438	2,579	—	—	—	126,017
Selling, general, and administrative	131,314	(12,502)	(3,000)	—	(2,021)	113,791
Income (loss) from operations	(7,876)	15,081	3,000	—	2,021	12,226
Other income (expense)	(2,774)	—	—	4,188	—	1,414
Provision (benefit) for income taxes	(2,496)	3,770	750	1,047	505	3,576
Net income (loss)	(8,154)	11,311	2,250	3,141	1,516	10,064
Diluted earnings (loss) per share	(0.75)	1.03	0.21	0.29	0.14	0.92

(1) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.
(2) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures uses 10,962 thousand shares under the treasury stock method.

	Three Months Ended June 30, 2023
	GAAP	Supply Chain Optimization and Restructuring of External Manufacturing Agreements	OPTAVIA Convention Cancellation	Unrealized Loss on Investment in LifeMD Common Stock	LifeMD Prepaid Services Amortization	Non-GAAP
Cost of sales	$85,473	$—	$—	$—	$—	$85,473
Gross profit	210,715	—	—	—	—	210,715
Selling, general, and administrative	172,009	—	—	—	—	172,009
Income from operations	38,706	—	—	—	—	38,706
Other income	411	—	—	—	—	411
Provision for income taxes	8,837	—	—	—	—	8,837
Net income	30,280	—	—	—	—	30,280
Diluted earnings per share(1)	2.77	—	—	—	—	2.77
(1) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

	Six Months Ended June 30, 2024
	GAAP	Supply Chain Optimization and Restructuring of External Manufacturing Agreements	OPTAVIA Convention Cancellation	Unrealized Loss on Investment in LifeMD Common Stock	LifeMD Prepaid Services Amortization	Non-GAAP
Cost of sales	$92,567	$(2,579)	$—	$—	$—	$89,988
Gross profit	250,730	2,579	—	—	—	253,309
Selling, general, and administrative	250,666	(12,502)	(3,000)		(3,348)	231,816
Income from operations	64	15,081	3,000	—	3,348	21,493
Other income	872	—	—	1,751	—	2,623
Provision for income taxes	773	3,770	750	438	837	6,568
Net income	163	11,311	2,250	1,313	2,511	17,548
Diluted earnings per share(1)	0.01	1.03	0.21	0.12	0.23	1.60
(1) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

	Six Months Ended June 30, 2023
	GAAP	Supply Chain Optimization and Restructuring of External Manufacturing Agreements	OPTAVIA Convention Cancellation	Unrealized Loss on Investment in LifeMD Common Stock	LifeMD Prepaid Services Amortization	Non-GAAP
Cost of sales	$188,065	$—	$—	$—	$—	$188,065
Gross profit	457,105	—	—	—	—	457,105
Selling, general, and administrative	364,887	—	—	—	—	364,887
Income from operations	92,218	—	—	—	—	92,218
Other income	228	—	—	—	—	228
Provision for income taxes	22,198	—	—	—	—	22,198
Net income	70,248	—	—	—	—	70,248
Diluted earnings per share(1)	6.43	—	—	—	—	6.43
(1) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.
Liquidity and Capital Resources
The Company had stockholders’ equity of $205.3 million and working capital of $149.1 million at June 30, 2024 as compared with $201.5 million and $131.7 million at December 31, 2023, respectively. The $3.8 million net increase in stockholders’ equity was primarily driven by a $4.6 million increase in share-based compensation partially offset by $0.8 million in net shares repurchased for employee taxes. The Company’s cash, cash equivalents and investment securities increased from $150.0 million at December 31, 2023 to $163.5 million at June 30, 2024.
Net cash provided by operating activities decreased by $86.9 million to $20.4 million for the six months ended June 30, 2024 from $107.2 million for the six months ended June 30, 2023. This was primarily driven by a $57.2 million decrease in net income excluding non-cash charges, a $35.0 million decrease related to a smaller inventory reduction in the period ending June 30, 2024 to align with sales demand, and a $5.5 million decrease resulting from higher prepaid expenses and other current assets, partially offset by a $12.4 million increase resulting from a smaller reduction in accounts payable and accrued expenses during the period.

Net cash used in investing activities was $5.3 million for the six months ended June 30, 2024 as compared to $3.9 million for the six months ended June 30, 2023. The increase was primarily driven by a $1.5 million increase of net purchases of investment securities during the six months ended June 30, 2024.
Net cash used in financing activities decreased by $42.2 million to $1.5 million for the six months ended June 30, 2024 from $43.7 million for the six months ended June 30, 2023. This decrease was primarily due to a $36.3 million decrease in cash dividends paid to stockholders, a $3.6 million decrease in stock repurchases, and a $2.4 million decrease in net shares repurchased for employee taxes.
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
On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. On May 31, 2022, the Credit Agreement was amended to increase the borrowing capacity and convert the interest rate to be based on SOFR, from LIBOR (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $225.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. The Amended Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Amended Credit Agreement contains affirmative and negative covenants customarily applicable to credit facilities. As of June 30, 2024, the Company had no borrowings under the credit facility and was in compliance with all of its debt covenants.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes.
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our credit facility and investment in money market securities, government and agency securities, and corporate bonds. Other than for strategic investments, its current investment policy is to maintain an investment portfolio consisting of corporate bonds and U.S. money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities, purchased during 2023, are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at June 30, 2024, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments. Additionally, the Company is exposed to market risk related to price fluctuations in equity markets related to its investment in LifeMD common stock, purchased in December of 2023. If equity prices were to decrease immediately and uniformly by 10% from levels at June 30, 2024, the Company estimates that the fair value of the Company investment would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected by any significant degree by the effect of a change in market conditions on our investment.
There have been no material changes to our market risk exposure since December 31, 2023.
Item 4. Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Act, as amended, as of June 30, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission,

our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2024	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	—	—	—	1,323,568
May 1 - May 31	—	—	—	1,323,568
June 1 - June 30	75	23.80	—	1,323,568
(1)All of the shares of the Company’s common stock reflected in this column were surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock and performance-based share awards previously granted to such employees and directors.
(2)At the outset of the quarter ended June 30, 2024, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the stock repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
As of June 30, 2024, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 Current Report on Form 8-K (File No. 001-31573) filed on December 4, 2019).

10.1	Medifast, Inc. Amended and Restated 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573 filed on June 21, 2024).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed August 5, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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
Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2024

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 5, 2024