Form 10-Q
period 2024-09-30
MEDIFAST INC
filed 2024-11-04
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
The number of shares of the registrant’s common stock outstanding at October 28, 2024 was 10,937,830.

1

Medifast, Inc. and Subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. dollars in thousands, except per share amounts & dividend data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue	$140,163	$235,869	$483,460	$881,039
Cost of sales	34,489	58,492	127,056	246,558
Gross profit	105,674	177,377	356,404	634,481

Selling, general, and administrative	103,568	151,868	354,235	516,755

Income from operations	2,106	25,509	2,169	117,726

Other (expense) income
Interest income	1,333	1,033	3,851	1,314
Other (expense) income	(1,861)	7	(3,508)	(45)
	(528)	1,040	343	1,269

Income before provision for income taxes	1,578	26,549	2,512	118,995

Provision for income taxes	449	3,418	1,222	25,615

Net income	$1,129	$23,131	$1,290	$93,380

Earnings per share - basic	$0.10	$2.12	$0.12	$8.58

Earnings per share - diluted	$0.10	$2.12	$0.12	$8.55

Weighted average shares outstanding
Basic	10,937	10,892	10,928	10,881
Diluted	10,971	10,933	10,959	10,925

Cash dividends declared per share	$—	$1.65	$—	$4.95
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$1,129	$23,131	$1,290	$93,380

Other comprehensive income, net of tax:
Foreign currency translation	4	27	47	125
Unrealized net gains (losses) on investment securities	319	(9)	54	(9)
	323	18	101	116

Comprehensive income	$1,452	$23,149	$1,391	$93,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in thousands, except par value)

	September 30, 2024	December 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	$115,307	$94,440
Inventories, net	40,095	54,591
Investments	54,648	55,601
Income taxes, prepaid	8,229	8,727
Prepaid expenses and other current assets	6,696	10,670
Total current assets	224,975	224,029

Property, plant and equipment - net of accumulated depreciation	39,003	51,467
Right-of-use assets	12,290	15,645
Other assets	10,967	14,650
Deferred tax assets, net	4,002	4,117

TOTAL ASSETS	$291,237	$309,908

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$66,270	$86,415
Current lease obligations	6,106	5,885
Total current liabilities	72,376	92,300

Lease obligations, net of current lease obligations	11,519	16,127
Total liabilities	83,895	108,427

Stockholders' Equity
Common stock, par value $0.001 per share: 20,000 shares authorized;
10,937 and 10,896 issued and outstanding
at September 30, 2024 and December 31, 2023, respectively	11	11
Additional paid-in capital	31,005	26,573
Accumulated other comprehensive income	349	248
Retained earnings	175,977	174,649
Total stockholders' equity	207,342	201,481

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$291,237	$309,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollar in thousands)

	Nine months ended September 30,
	2024	2023

Operating Activities
Net income	$1,290	$93,380
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	9,522	9,754
Non-cash lease expense	3,352	3,532
Share-based compensation	5,231	5,795
Loss on sale or disposal of property, plant and equipment	51	622
Realized gain on sale of investment securities	(82)	—
Amortization of discount on investment securities	(610)	—
Deferred income taxes	115	(5,497)
Unrealized loss on equity investment securities	3,734	—
Non-cash charges for supply chain optimization	11,689	—
Change in operating assets and liabilities:
Inventories	14,496	60,629
Prepaid expenses and other current assets	3,974	7,948
Other assets	(62)	(4,674)
Accounts payable and accrued expenses	(23,775)	(35,343)
Income taxes payable	498	989
Net cash flow provided by operating activities	29,423	137,135

Investing Activities
Purchase of investment securities	(24,351)	(44,779)
Proceeds from sale and maturities of investment securities	22,431	—
Purchase of property and equipment	(5,169)	(5,537)
Net cash flow used in investing activities	(7,089)	(50,316)

Financing Activities
Options exercised by directors	36	105
Net shares repurchased for employee taxes	(835)	(3,348)
Cash dividends paid to stockholders	(715)	(55,039)
Stock repurchases	—	(3,602)
Net cash flow used in financing activities	(1,514)	(61,884)

Foreign currency impact	47	125

Increase in cash and cash equivalents	20,867	25,060
Cash and cash equivalents - beginning of the period	94,440	87,691
Cash and cash equivalents - end of period	$115,307	$112,751

Supplemental disclosure of cash flow information:
Income taxes paid	$449	$30,169
Dividends included in accounts payable and accrued expenses	$655	$19,184
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. dollars in thousands)

	Nine months ended September 30, 2024
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2023	10,896	$11	$26,573	$248	$174,649	$—	$201,481
Net income	—	—	—	—	8,316	—	8,316
Share-based compensation	59	—	2,171	—	—	—	2,171
Options exercised by directors	1	—	36	—	—	—	36
Net shares repurchased for employee taxes	(19)	—	(817)	—	—	—	(817)
Other comprehensive loss	—	—	—	(226)	—	—	(226)

Balance, March 31, 2024	10,937	$11	$27,963	$22	$182,965	$—	$210,961
Net loss	—	—	—	—	(8,154)	—	(8,154)
Share-based compensation	—	—	2,454	—	—	—	2,454
Net shares repurchased for employee taxes	—	—	(16)	—	—	—	(16)
Other comprehensive income	—	—	—	4	—	—	4
Forfeiture of dividends on unvested awards	—	—	—	—	34	—	34

Balance, June 30, 2024	10,937	$11	$30,401	$26	$174,845	$—	$205,283
Net income	—	—	—	—	1,129	—	1,129
Share-based compensation	—	—	606	—	—	—	606
Net shares repurchased for employee taxes	—	—	(2)	—	—	—	(2)
Other comprehensive income	—	—	—	323	—	—	323
Forfeiture of dividends on unvested awards	—	—	—	—	3	—	3

Balance, September 30, 2024	10,937	$11	$31,005	$349	$175,977	$—	$207,342
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine months ended September 30, 2023
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2022	10,928	$11	$21,555	$24	$139,852	$(6,398)	$155,044
Net income	—	—	—	—	39,968	—	39,968
Share-based compensation	69	—	606	—	—	—	606
Options exercised by directors	4	—	105	—	—	—	105
Net shares repurchased for employee taxes	(30)	—	(3,236)	—	—	—	(3,236)
Treasury stock from stock repurchases	—	—	—	—	—	(3,602)	(3,602)
Treasury stock retired from stock repurchases	(84)	—	—	—	(10,000)	10,000	—
Other comprehensive income	—	—	—	9	—	—	9
Cash dividends declared to stockholders	—	—	—	—	(17,994)	—	(17,994)

Balance, March 31, 2023	10,887	$11	$19,030	$33	$151,826	$—	$170,900
Net income	—	—	—	—	30,280	—	30,280
Share-based compensation	2	—	2,514	—	—	—	2,514
Net shares repurchased for employee taxes	—	—	(2)	—	—	—	(2)
Other comprehensive income	—	—	—	90	—	—	90
Cash dividends declared to stockholders	—	—	—	—	(18,221)	—	(18,221)

Balance, June 30, 2023	10,889	$11	$21,542	$123	$163,885	$—	$185,561
Net income	—	—	—	—	23,131	—	23,131
Share-based compensation	4	—	2,675	—	—	—	2,675
Net shares repurchased for employee taxes	(1)	—	(110)	—	—	—	(110)
Other comprehensive income	—	—	—	18	—	—	18
Cash dividends declared to stockholders	—	—	—	—	(18,240)	—	(18,240)

Balance, September 30, 2023	10,892	$11	$24,107	$141	$168,776	$—	$193,035
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
The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2024. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the 2023 Form 10-K.
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
Advertising Expense - Advertising expense includes the cost of promotional materials and activities, primarily digital marketing. The cost of the Company’s advertising efforts is expensed as incurred. The Company incurred approximately $6.7 and $16.4 million in advertising expenses for the three months and nine months ended September 30, 2024, respectively, and approximately $1.5 million and $3.0 million for the three and nine months ended September 30, 2023, respectively. These expenses are recorded as a component of Selling, general, and administrative expenses in the Condensed Consolidated Statement of Operations.
Accounting Pronouncements - Adopted in 2024
In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2022-03—Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2023-03”) to (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. For public business entities, the amendments in ASU 2022-03 are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company adopted the standard during the quarter ended March 31, 2024. The adoption of the standard had no material impact on the Company’s consolidated financial statements.
The Company has not adopted any new accounting standards during the three months ended September 30, 2024.
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
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. ASU 2023-07 is effective for public business entities for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company did not early adopt the standard. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements.
2. INVENTORIES, NET
Inventories consist principally of raw materials, packaging, non-food finished goods and packaged meal replacements, protein powder, and supplements held in the Company’s warehouses and outsourced distribution centers. Inventories are stated at the lower of cost or net realizable value, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs. On a quarterly basis, management reviews inventories for unsalable or obsolete inventories.
Inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023

Raw materials	$6,117	$7,944
Packaging	1,814	1,962
Non-food finished goods	2,205	3,703
Finished goods	31,333	43,248
Allowance for obsolete inventory	(1,374)	(2,266)
Total	$40,095	$54,591
3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Numerator:
Net income	$1,129	$23,131	$1,290	$93,380

Denominator:
Weighted average shares of common stock outstanding	10,937	10,892	10,928	10,881
Effect of dilutive common stock equivalents	34	41	31	44
Weighted average shares of common stock outstanding	10,971	10,933	10,959	10,925

Earnings per share - basic	$0.10	$2.12	$0.12	$8.58

Earnings per share - diluted	$0.10	$2.12	$0.12	$8.55
The calculation of diluted EPS excluded 395 thousand and 13 thousand antidilutive restricted stock awards for the three months ended September 30, 2024 and 2023, respectively, and 331 thousand and 15 thousand antidilutive restricted stock awards for the nine months ended September 30, 2024 and 2023, respectively. EPS is computed independently for each of the periods presented above, and accordingly, the sum of the quarterly earnings per share may not equal the year-to-date total computed.
4. SHARE-BASED COMPENSATION
Stock Options
The Company has issued non-qualified and incentive stock options to employees and non-employee directors. The fair values of these options were estimated on the grant dates using the Black-Scholes option pricing model, which required estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of September 30, 2024 generally vested over a period of 3 years and expire 10 years from the date of grant. The exercise price of these options is $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term was calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponded to the expected term of the option. The expected volatility was based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield was computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the nine months ended September 30, 2024 and 2023, the Company did not grant stock options.
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

As of September 30, 2024, the weighted-average remaining contractual life for both the outstanding stock options and exercisable stock options was 3.4 years with an aggregate intrinsic value of $0. There was no unrecognized compensation on the awards for the period ended September 30, 2024. For the nine months ended September 30, 2024 and 2023, the Company received $36 thousand and $105 thousand in cash proceeds from the exercise of stock options, respectively. The total intrinsic value for stock options exercised during the nine months ended September 30, 2024 and 2023 was $15 thousand and $328 thousand, respectively.
Restricted Stock
The Company has issued restricted stock to employees and non-employee directors generally with vesting terms up to 3 years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period.
The following table summarizes our restricted stock activity (in thousands, except per share data):

	Nine months ended September 30,
	2024		2023
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of period	114	$127.87	60	$188.11
Granted	210	32.23	86	97.96
Vested	(35)	138.46	(25)	169.46
Forfeited	(7)	50.98	(5)	142.11
Outstanding at end of the period	282	$57.24	116	$127.57
The Company withheld approximately 11 thousand shares and 10 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the nine months ended September 30, 2024 and 2023, respectively. The total fair value of restricted stock awards vested during the nine months ended September 30, 2024 and 2023 was $1.3 million and $2.6 million, respectively.
Market and Performance-based Share Awards
The Company has issued market and performance-based share awards in 2022 and 2023 and performance-based share awards in 2020, 2021, and 2024 to certain key executives who were granted deferred shares and may earn between 0% and 250% of the target number depending upon both the Company’s total stockholder return (“TSR”), for those with market conditions, and the Company’s performance against predetermined performance goals over a three-year performance period after the date of grant. Market and performance-based share awards that are tied to the Company’s TSR are valued using the Monte Carlo method and are recognized ratably as expense over the award’s performance period. The fair value of the performance-based share awards is equal to the market price of the Company’s common stock on the date of grant adjusted by expected level of achievement over the performance period. Expense for performance-based share awards is amortized ratably over the performance period. In the event that management determines that the Company will not reach the previously estimated achievement of the predetermined performance goals established in the grant agreement, any previously recognized expense is reversed in the period in which such a determination is made. Management determined that the market and performance-based share awards granted in March of 2022 and performance-based share awards granted in October of 2021 would not reach the previously estimated achievement of the predetermined performance goals resulting in a reversal of previously recorded share-based compensation expense of $1.4 million and $0.1 million, respectively, for the nine months ended September 30, 2023. Management also determined that the market and performance-based share awards granted in March of 2023 would not reach the previously estimated achievement of the predetermined performance goals resulting in a reversal of previously recorded share-based compensation expense of $1.4 million for the three and nine months ended September 30, 2024.
The Company withheld 8 thousand shares and 22 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of performance-based share awards for the nine months ended September 30, 2024 and 2023, respectively. The total fair value of performance-based share awards issued during the nine months ended September 30, 2024 and 2023 was $1.3 million and $5.7 million, respectively.

Share-based compensation expense for all types of awards granted is recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The total expense during the three months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three months ended September 30,
	2024		2023
	Shares	Share-Based Compensation Expense (Reversal)	Shares	Share-Based Compensation Expense
Options and restricted stock	304	$1,626	145	$1,558
Performance-based share awards granted in 2024	117	375	—	—
Market and performance-based share awards granted in 2023	47	(1,395)	47	487
Market and performance-based share awards granted in 2022	24	—	24	—
Performance-based share awards granted in 2021	1	—	14	620
Performance-based share awards granted in 2020	—	—	28	10
Total share-based compensation	493	$606	258	$2,675
The total expense during the nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Nine months ended September 30,
	2024		2023
	Shares	Share-Based Compensation Expense (Reversal)	Shares	Share-Based Compensation Expense
Options and restricted stock	304	$4,943	145	$4,426
Performance-based share awards granted in 2024	117	823	—	—
Market and performance-based share awards granted in 2023	47	(431)	47	1,048
Market and performance-based share awards granted in 2022	24	—	24	(1,388)
Performance-based share awards granted in 2021	1	(104)	14	1,600
Performance-based share awards granted in 2020	—	—	28	109
Total share-based compensation	493	$5,231	258	$5,795
The total income tax benefit recognized in the accompanying Condensed Consolidated Statements of Operations for stock awards was $0.2 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and the income tax expense of $0.2 million and income tax benefit of $0.4 million for the nine months ended September 30, 2024 and 2023, respectively.

There was $8.9 million of total unrecognized compensation expense related to restricted stock awards as of September 30, 2024, which is expected to be recognized over a weighted-average period of 1.82 years. There was $4.2 million of unrecognized compensation expense related to the 71 thousand market and performance-based shares and 118 thousand performance-based shares presented in the table above as of September 30, 2024, which is expected to be recognized over a weighted-average period of 1.72 years.

5. LEASES
Operating Leases
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases for the nine months ended September 30, 2024 and 2023.

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
The operating lease expense was $1.2 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and $3.7 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Nine months ended September 30,
	2024	2023

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$4,719	$4,838

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$753
As of September 30, 2024, the weighted average remaining lease term was 3 years, 4 months and the weighted average discount rate was 2.30%.
The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2024 (in thousands):

2024 (excluding the nine months ended September 30, 2024)	$1,593
2025	6,462
2026	4,783
2027	2,553
2028	2,618
Thereafter	240
Total lease payments	$18,249
Less: Imputed interest	(624)
Total	$17,625
6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	September 30, 2024	December 31, 2023

Foreign currency translation	$(1)	$(48)
Unrealized net gains on investment securities	350	296
Accumulated other comprehensive income	$349	$248

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
The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	September 30, 2024
	Cost	Unrealized Gains (Losses)	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$110,296	$—	$—	$110,296	$110,296	$—

Level 1:
Money market accounts	5,011	—	—	5,011	5,011	—
Government & agency securities	16,600	118	114	16,832	—	16,832
Equity securities	10,000	(3,584)	—	6,416	—	6,416
	31,611	(3,466)	114	28,259	5,011	23,248

Level 2:
Corporate bonds	30,742	344	314	31,400	—	31,400

Total	$172,649	$(3,122)	$428	$169,955	$115,307	$54,648

	December 31, 2023
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$88,778	$—	$—	$88,778	$88,778	$—

Level 1:
Money market accounts	5,662	—	—	5,662	5,662	—
Government & agency securities	15,282	126	40	15,448	—	15,448
Equity securities	10,000	150	—	10,150	—	10,150
	30,944	276	40	31,260	5,662	25,598

Level 2:
Corporate bonds	29,440	293	270	30,003	—	30,003

Total	$149,162	$569	$310	$150,041	$94,440	$55,601

The Company had $8 thousand and $0 realized gains for the three months ended September 30, 2024 and 2023. The Company had $82 thousand and $0 realized gains for the nine months ended September 30, 2024 and 2023.
During the fourth quarter of 2023, the Company entered into an agreement with LifeMD, Inc (Nasdaq: LFMD), a leading provider of virtual primary care, to purchase shares of common stock of LifeMD for $10 million. The 180-day lock-up period expired on June 8, 2024, and the registration process was completed, effective July 18, 2024. The fair value of the investment is recorded within the investment securities of the Condensed Consolidated Balance Sheets. The losses related to the Company’s LifeMD investment for the three and nine months ended September 30, 2024 and 2023 are summarized in the table below (in thousands):

	Three months ended September 30,
	2024	2023

Net losses recognized during the period on equity securities	$(1,984)	$—
Less: Net losses recognized on equity securities sold	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(1,984)	$—

	Nine months ended September 30,
	2024	2023

Net losses recognized during the period on equity securities	$(3,734)	$—
Less: Net losses recognized on equity securities sold	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(3,734)	$—
In December 2023, the Company concurrently entered into an agreement in which LifeMD would provide services to stand-up the collaboration between LifeMD and the Company. The agreement stipulated an initial milestone payment of $5 million due upon execution of the agreement for these services. The services under the initial milestone were completed prior to December 31, 2023, and this amount was included in the Company’s selling, general, and administrative expenses on the consolidated statement of income on the Company’s Form 10-K for the year ended December 31, 2023. The Company made a second milestone payment under the agreement of $2.5 million on March 18, 2024. Of the total $2.5 million second milestone payment, $1.3 million was recognized within selling, general, and administrative expenses for services performed by LifeMD for the quarter ended March 31, 2024, with the remaining $1.2 million recognized in the quarter ended June 30, 2024. The final milestone payment of $2.5 million was made on June 5, 2024. Of the total $2.5 million final milestone payment, $0.8 million was recognized within selling, general, and administrative expenses for services performed by LifeMD for the quarter ended June 30, 2024, with the remaining $1.7 million recognized in the quarter ended September 30, 2024.
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
Revolving borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to (i) the Term SOFR Rate for the interest period plus the Applicable Rate (as defined in the Amended Credit Agreement) based on the Company’s Total Net Leverage Ratio or (ii) the Alternate Base Rate (as defined in the Amended Credit Agreement) as in effect from time to time plus the Applicable Rate based on the Company’s Total Net Leverage Ratio. As of September 30, 2024, the Applicable Rate for Term SOFR Loans is 1.25% per annum and the Applicable Rate for ABR Loans is 0.25% per annum. SOFR based loans also include a Credit Spread Adjustment based on the duration of the borrowing.
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
The Company had no borrowings outstanding under the Amended Credit Agreement, inclusive of the credit facility and letter of credit sublimit, as of September 30, 2024 and was in compliance with all covenants.
See Note 10, “Subsequent Events” for disclosure related to the cancellation of the Credit Agreement and Amended Credit Agreement occurring subsequent to September 30, 2024.
9. SUPPLY CHAIN OPTIMIZATION

The Company had no supply chain optimization charges for the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company completed a supply chain optimization initiative with the goal of aligning the Company’s distribution footprint with current demand levels. On June 28, 2024, the Company closed its Maryland Distribution Center located in Ridgely, Maryland. The Company is currently assessing options for the disposition of the land and building, but the associated asset group that includes the land and building is not impaired. The assets within the facility were sold during three months ended September 30, 2024, with the impact reflected below as the loss of impairment of equipment held for sale.

The Company identified certain other supply chain assets at other locations within its distribution network that will no longer be utilized and are no longer useful to the Company’s operations, and adjusted their respective useful lives accordingly, with the impact reflected below in the accelerated depreciation charges.

For the nine months ended September 30, 2024, the components of the Company’s supply chain optimization charges were as follows:

Nine Months Ended September 30, 2024

Loss on impairment of equipment held for sale	$2,499
Accelerated depreciation charges	9,190
Non-cash charges for supply chain optimization	11,689
One-time severance costs	813
Total supply chain optimization	$12,502

For the nine months ended September 30, 2024, the supply chain optimization charges were recorded in the Company’s Condensed Consolidated Statements of Operations as follows:

Nine Months Ended September 30, 2024

Selling, general, and administrative	$12,502
Total supply chain optimization	$12,502
10. SUBSEQUENT EVENTS

On October 30, 2024, the Company terminated its Amended Credit Agreement with Citibank, N.A. The Company had no borrowings under the Amended Credit Agreement, inclusive of the credit facility and letter of credit sublimit, between September 30, 2024, and the termination date. Unamortized debt issuance costs totaling $419 thousand will be expensed in the fourth quarter of 2024. The credit agreement termination was done in accordance with its terms. As of the date of termination, the Company did not have any borrowings under the credit agreement, and the Company was in compliance with all covenants. In addition, the Company did not incur any premium or early penalties in connection with the termination.
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

Overview
Medifast is the health and wellness company known for its habit-based and coach-guided lifestyle solution OPTAVIA®. As a physician-founded company with more than 40 years of history, OPTAVIA's lifestyle plans deliver clinically proven health benefits, utilizing scientifically developed products and a framework for habit creation reinforced by independent coaches and community support. The development and widespread consumer adoption of GLP-1 medications has fundamentally shifted the way many individuals think about weight management and health. In response to these developments the Company initiated its business transformation to build a set of differentiated capabilities, reflecting its commitment to providing comprehensive health and wellness solutions to customers as both their needs and the industry evolve, that are expected to position Medifast to be a force in the dynamic and changing health and wellness space. As part of this transformation, the Company entered into a collaboration with LifeMD, Inc. (Nasdaq: LFMD) (“LifeMD”) in December of 2023, and launched a significant Company-led marketing effort in May of 2024. Medifast has created a well-capitalized business that has a powerful business model, building a network of approximately 30,000 independent active earning coaches providing consistent and effective support to customers on their weight loss journeys.

In a rapidly changing health and wellness landscape, Medifast is committed to innovating and building upon its scientific and clinical heritage to deliver on its mission of offering the world Lifelong Transformation, Making a Healthy Lifestyle Second Nature™. With the growing interest in medically supported weight loss and GLP-1 medications powering the emergence of an important new market for products and services to support individuals on their health and wellness journey, Medifast is transforming its business to capitalize on this opportunity. We are developing distinct OPTAVIA coach supported program offerings tailored to meet the unique needs of three specific customer segments:

•Individuals using GLP-1 medications as a core element of their weight-loss program;
•Individuals who are looking to maintain weight loss and improved health as they transition off GLP-1 medications; and
•Individuals who have never used weight-loss medications and want to solely use healthy habits.

Through the Company’s previously announced collaboration with LifeMD, OPTAVIA customers now have access to all-in-one holistic solutions, whether they are not utilizing medically supported weight loss, are currently using medical weight loss options, transitioning off medications, or looking for further support after stopping taking medications. This collaboration brings together OPTAVIA’s personalized habit-based, coach-guided approach with medical expertise from board-certified affiliated LifeMD clinicians, allowing access to weight loss medications, including GLP-1 medications, when clinically appropriate. With this collaboration, the Company and LifeMD have developed an integrated offering with the goal of creating a comprehensive and seamless solution for customers who desire to use medications and OPTAVIA’s lifestyle program, outlined in further detail below. In addition to lifestyle support and a simple roadmap for habit creation, the integrated offering includes scientifically developed nutritional support solutions including a GLP-1 Nutrition Support product kit designed to help mitigate certain GLP-1 medication side effects, such as muscle loss. Through LifeMD, customers also have access to a medical provider and blood work, as well as prescription and insurance support.

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
With the expansion of our business to include GLP-1 support tools, we are leveraging multiple channels to enhance customer acquisition and spur meaningful growth. Although the number of OPTAVIA coaches has recently declined, they remain a fundamental component of our business, and their outreach around our integrated wellness offering is one channel to drive customer acquisition. Additionally, we are collaborating with LifeMD to activate their patient base as another channel for us to acquire customers. Further, in May 2024, we launched a national marketing campaign designed to drive customer acquisition and elevate brand awareness. Additional information surrounding the marketing campaign can be found in the section below titled, “Recent Initiatives.” These new acquisition channels and investments are intended to evolve the Company’s previous single-channel coach-focused business model to be one that pairs company advertising with relationship-based coaching and the ability to access weight loss medications through our collaboration with LifeMD. Collectively, we believe these initiatives will significantly broaden OPTAVIA’s reach, advancing its mission to empower individuals on their own health journeys, and fuel positive outcomes and revenue streams.
Our operations are conducted through our wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA, LLC, Jason Enterprises, Inc., Jason Properties, LLC, Seven Crondall Associates, LLC, Corporate Events, Inc., OPTAVIA (Hong Kong) Limited, OPTAVIA (Singapore) PTE. LTD, and OPTAVIA Health Consultation (Shanghai) Co., Ltd.
Macroeconomic Conditions and Competition
Geo-political concerns and certain economic challenges including the impact of inflationary pressures have caused macroeconomic uncertainty and volatility in markets where we, our suppliers and our OPTAVIA coaches operate.
We are exposed to market risks from changes in commodity or other raw material prices. Inflation could impact our cost structure and put pressure on consumer spending. Increases in commodity prices or food costs, including as a result of inflationary pressures, could affect the global and U.S. economies and could also adversely impact our business, financial
1 OPTAVIA makes no guarantee of financial success. Success with OPTAVIA results from successful sales efforts, which require hard work, diligence, skill, persistence, competence, and leadership. Please see the OPTAVIA Income Disclosure Statement (http://bit.ly/idsOPTAVIA) for statistics on actual earnings of coaches.

condition, or results of operations. Our variable cost structure can be utilized to adapt to changing market conditions with potential actions including adjustments to our manufacturing, distribution, and customer support infrastructure.

In response to worsening macroeconomic conditions, the Company may take further actions that alter its business operations that Management determines to be in the best interests of the Company’s employees, OPTAVIA coaches, and customers, such as evaluating our operational footprint or taking incremental pricing actions to offset supply chain costs and inflationary pressures.

The weight loss industry is very competitive and encompasses a diverse array of weight loss products and programs. These include a wide variety of commercial weight loss programs, medical weight-loss solutions, other pharmaceutical products, surgical interventions, books, self-help diets, dietary meal replacements, and appetite suppressants as well as digital tools, app-based health and wellness monitoring solutions, and wearable trackers. Potential customers seeking to manage their weight have many options and can turn to online diet-oriented sites, self-directed dieting, traditional center-based competitors, and self-administered products such as prescription medications, over-the-counter medications, and supplements as well as medically supervised programs.

Beginning in Q3 2022, we began to see a downward trend in the number of active earning OPTAVIA coaches, driven by a decline in customers and attributable to changing social media algorithms and inflationary pressures on consumer spending. Additionally, the trend’s downward decline became sharper beginning in Q2 2023 due to the increased prevalence and adoption of GLP-1 medications and increased pressures on customer acquisition. We believe that, with continued pressures on customer acquisition, this downward trend in the number of active earning coaches will continue in the short-term.

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

These macroeconomic uncertainties and increasing adoption of medical weight loss solutions make it challenging for our management to estimate our future business performance. However, we intend to continue to actively monitor the impact of these developments on our business and will update our practices accordingly. Medifast has perfected our model over the last 40 plus years, with habits, coaches, and community at the core, and we will continue to innovate as the industry evolves.
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

Areas of investment include executing our new marketing campaign as well as cultivating new customers through the Company’s collaboration with LifeMD. Through an expected investment of approximately $20 to $25 million in Company-led marketing efforts in 2024, we are committed to driving growth and enhancing brand visibility while highlighting our holistic offer. We are trialing and adjusting our activities to maximize breakthrough, and are optimizing spending dependent on whether we expect to see a positive return on incremental expenditures. This high-profile national campaign aims to elevate OPTAVIA brand awareness, foster engagement and drive customer conversion. With a multi-phase, omnichannel approach, the campaign is introducing new consumer and coach-facing branding and visuals, and elevate the website, social and digital experience. The Company incurred approximately $16.4 million in advertising expenses for the nine months ended September 30, 2024.

We plan to continue our investment through the remainder of 2024 and into 2025, and form the foundation of the Company’s strategy to return to growth, broadening and deepening our acquisition channels. This aligns with our three strategic growth pillars – robust marketing initiatives, coaching network expansion and strategic collaboration with LifeMD – to empower individuals on their journey to optimal health and wellbeing.

We believe by significantly broadening our customer acquisition activities, through launching our new marketing campaign, upgrading customers' digital experience, and leaning into the medically supported weight loss market through our collaboration with LifeMD, we will be positioned for future success.
Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the 2023 Form 10-K. There were no significant changes in our critical estimates or policies during the first nine months of 2024.
Overview of Results of Operations
Our product sales accounted for approximately 97% and 98% of our revenues for the three months ended September 30, 2024 and 2023, respectively, and approximately 97% for each of the nine months ended September 30, 2024 and 2023.
The following tables reflect our statements of operations (in thousands, except percentages):

	Three months ended September 30,
	2024	2023	$ Change	% Change

Revenue	$140,163	$235,869	$(95,706)	(40.6)%
Cost of sales	34,489	58,492	(24,003)	(41.0)%
Gross profit	105,674	177,377	(71,703)	(40.4)%

Selling, general, and administrative	103,568	151,868	(48,300)	(31.8)%

Income from operations	2,106	25,509	(23,403)	(91.7)%

Other income (expense)
Interest income	1,333	1,033	300	29.0%
Other income (expense)	(1,861)	7	(1,868)	26,685.7%
	(528)	1,040	(1,568)	(150.8)%

Income before provision for income taxes	1,578	26,549	(24,971)	(94.1)%

Provision for income taxes	449	3,418	(2,969)	(86.9)%

Net income	$1,129	$23,131	$(22,002)	(95.1)%

% of revenue
Gross profit	75.4%	75.2%
Selling, general, and administrative costs	73.9%	64.4%
Income from operations	1.5%	10.8%

	Nine months ended September 30,
	2024	2023	$ Change	% Change

Revenue	$483,460	$881,039	(397,579)	(45.1)%
Cost of sales	127,056	246,558	(119,502)	(48.5)%
Gross profit	356,404	634,481	(278,077)	(43.8)%

Selling, general, and administrative	354,235	516,755	(162,520)	(31.5)%

Income from operations	2,169	117,726	(115,557)	(98.2)%

Other income
Interest income	3,851	1,314	2,537	193.1%
Other expense	(3,508)	(45)	(3,463)	(7,695.6)%
	343	1,269	(926)	(73.0)%

Income before provision for income taxes	2,512	118,995	(116,483)	(97.9)%

Provision for income taxes	1,222	25,615	(24,393)	(95.2)%

Net income	$1,290	$93,380	$(92,090)	(98.6)%

% of revenue
Gross profit	73.7%	72.0%
Selling, general, and administrative costs	73.3%	58.7%
Income from operations	0.4%	13.4%

Revenue: Revenue decreased $95.7 million, or 40.6%, to $140.2 million for the three months ended September 30, 2024 from $235.9 million for the three months ended September 30, 2023. The decline in revenue for the three months ended September 30, 2024 was primarily driven by a decrease in the number of active earning OPTAVIA coaches to 30,000 as of September 30, 2024, a 36.3% decrease from 47,100 as of September 30, 2023 and the decline in the productivity per active earning OPTAVIA coach. Revenue decreased $397.6 million, or 45.1%, to $483.5 million for the nine months ended September 30, 2024 from $881.0 million for the nine months ended September 30, 2023. The decline in revenue for the nine months ended September 30, 2024 was driven by a decrease in the number of active earning OPTAVIA coaches, the decline in productivity per active earnings OPTAVIA coach, and a $9.1 million impact from a timing difference related to changes in the Company’s sales order terms and conditions with its customers realized in the first quarter of 2023. The average revenue per active earning OPTAVIA coach was $4,672 for the three months ended September 30, 2024, a 6.7% decrease compared to $5,008 for the three months ended September 30, 2023. The quarterly average revenue per active earning OPTAVIA coach was $4,754 for the nine months ended September 30, 2024, a 14.3% decrease compared to $5,545 for the nine months ended September 30, 2023. The decrease in productivity per active earning OPTAVIA coach for the three months ended September 30, 2024 and nine months ended September 30, 2024 was driven by continued pressure on customer acquisition.
Cost of sales: Cost of sales decreased $24.0 million, or 41.0%, to $34.5 million from $58.5 million for the three months ended September 30, 2024 from the corresponding period in 2023. The decrease in cost of sales for the three months ended September 30, 2024 was primarily driven by decreased volumes. Cost of sales decreased $119.5 million, or 48.5%, to $127.1 million from $246.6 million for the nine months ended September 30, 2024. The decrease in cost of sales for the nine months ended September 30, 2024 was primarily driven by approximately $105.8 million attributable to decreased volumes and $10.6 million in efficiencies in inventory management.
Non-GAAP adjusted cost of sales were $34.5 million for the three months ended September 30, 2024, a decrease of $24.0 million, or 41.0%, as compared to $58.5 million from the corresponding period in 2023. Non-GAAP adjusted cost of sales were $124.5 million for the nine months ended September 30, 2024, a decrease of $122.1 million, or 49.5%, as compared to $246.6 million for the corresponding period in 2023. Non-GAAP adjusted cost of sales excludes expenses in connection with the

Company’s restructuring of external manufacturing agreements. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of each of non-GAAP financial measure to its most comparable GAAP financial measure.
Gross profit: Gross profit decreased $71.7 million, or 40.4%, to $105.7 million from $177.4 million for the three months ended September 30, 2024 from the corresponding period in 2023. The decrease in gross profit for the three months ended September 30, 2024 was due to lower revenue. As a percentage of revenue, gross profit increased 20 basis points to 75.4% for the three months ended September 30, 2024 from 75.2% for the corresponding period in 2023. For the nine months ended September 30, 2024, gross profit decreased $278.1 million, or 43.8%, to $356.4 million from $634.5 million for the nine months ended September 30, 2023. The decrease in gross profit for the nine months ended September 30, 2024 was due to lower revenue. As a percentage of revenue, gross profit increased 170 basis points to 73.7% for the nine months ended September 30, 2024 from 72.0% for the corresponding period in 2023. Gross profit as a percentage of revenue was positively impacted by efficiencies in inventory management.
Non-GAAP adjusted gross profit was equal to GAAP gross profit for the three months ended September 30, 2024 and the three months ended September 30, 2023. Non-GAAP adjusted gross profit was $359.0 million for the nine months ended September 30, 2024, a decrease of $275.5 million, or 43.4%, as compared to $634.5 million for the corresponding period in 2023. Non-GAAP adjusted gross profit margin increased 220 basis points to 74.3% for the nine months ended September 30, 2024 from 72.0% for the corresponding period in 2023. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure.
Selling, general, and administrative (“SG&A”): SG&A expenses were $103.6 million for the three months ended September 30, 2024, a decrease of $48.3 million, or 31.8%, as compared to $151.9 million from the corresponding period in 2023. SG&A expenses decreased for the three months ended September 30, 2024 primarily due to a $38.2 million decrease in OPTAVIA coach compensation on fewer active earning coaches and lower volumes and $5.0 million of reduced costs for coach-related events, including the annual OPTAVIA convention. As a percentage of revenue, SG&A expenses were 73.9% for the three months ended September 30, 2024 as compared to 64.4% for the corresponding period in 2023. SG&A expenses as a percentage of revenue increased for the three months ended September 30, 2024 primarily reflecting approximately 590 basis points of costs for our Company-led customer acquisition initiative and 340 basis points attributable to the loss of leverage on fixed costs due to lower sales volumes. Customer-led customer acquisition initiatives are included within the Advertising Expense caption of Footnote 1 to the Condensed Consolidated Financial Statements. SG&A expenses included research and development costs of $1.1 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, in connection with the development of new products and plans, and clinical research activities. SG&A expenses were $354.2 million for the nine months ended September 30, 2024, a decrease of $162.5 million, or 31.5%, as compared to $516.8 million from the corresponding period in 2023. SG&A expenses decreased for the nine months ended September 30, 2024 primarily due to an approximately $161.2 million decrease in OPTAVIA coach compensation on fewer active earning coaches and lower volumes and an $8.2 million decrease in credit card fees, partially offset by $16.4 million of Company-led customer acquisition initiatives and $12.5 million of supply chain optimization costs. As a percentage of revenue, SG&A expenses were 73.3% for the nine months ended September 30, 2024 as compared to 58.7% for the corresponding period in 2023 primarily reflecting approximately 340 basis points of loss of leverage on fixed costs due to lower sales volumes, 340 basis points of costs incurred for our Company-led customer acquisition initiatives, and 260 basis points for supply chain optimization costs. SG&A expenses included research and development costs of $3.3 million and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively, in connection with the development of new products and plans, and clinical research activities.
Non-GAAP adjusted SG&A expenses were $101.9 million for the three months ended September 30, 2024, a decrease of $50.0 million, or 32.9%, as compared to $151.9 million from the corresponding period in 2023. Non-GAAP adjusted SG&A expenses were $333.7 million for the nine months ended September 30, 2024, a decrease of $183.0 million, or 35.4%, as compared to $516.8 million from the corresponding period in 2023. Non-GAAP adjusted SG&A excludes expenses related to the Company’s supply chain optimization costs, costs to exit hotel commitments for the Company’s annual OPTAVIA convention in future years, reflecting a change in strategy, and costs for the collaboration with LifeMD. Refer to “Non-GAAP Financial Measures” section below for a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure.
Income from operations: For the three months ended September 30, 2024, the Company’s income from operations was $2.1 million, a $23.4 million decrease from the $25.5 million income from operations for the corresponding period in 2023 primarily as a result of decreased gross profit partially offset by decreased SG&A expenses. For the three months ended September 30, 2024 the Company’s income from operations as a percentage of revenue was 1.5% as compared to the Company’s income from operations as a percentage of revenue of 10.8% for the corresponding period in 2023, due to the factors described above impacting SG&A expenses, partially offset by the factors impacting gross profit. For the nine months ended September 30,

2024, income from operations decreased $115.6 million to less than $2.2 million from $117.7 million for the corresponding period in 2023 primarily as a result of the factors described above impacting SG&A expenses, partially offset by the factors impacting gross profit. Income from operations as a percentage of revenue decreased to less than 0.4% for the nine months ended September 30, 2024 from 13.4% for the corresponding period in 2023 due to the factors above impacting SG&A expenses, partially offset by the factors impacting gross profit.
Non-GAAP adjusted income from operations was $3.8 million for the three months ended September 30, 2024, a decrease of $21.8 million, or 85.3%, as compared to $25.5 million from the corresponding period in 2023. Non-GAAP adjusted income from operations as a percentage of revenue was 2.7% for the three months ended September 30, 2024, a decrease of 810 basis points from 10.8% for the corresponding period in the prior year Non-GAAP adjusted income from operations was $25.3 million for the nine months ended September 30, 2024, a decrease of $92.5 million, or 78.6%, as compared to $117.7 million from the corresponding period in 2023. Non-GAAP adjusted income from operations as a percentage of revenue was 5.2% for the nine months ended September 30, 2024, a decrease of 810 basis points from 13.4% for the corresponding period in the prior year. Refer to “Non-GAAP Financial Measures” section below for a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure.
Provision for income taxes: For the three months ended September 30, 2024, the Company recorded $0.4 million in income tax expense, an effective tax rate of 28.5%, as compared to $3.4 million, an effective tax rate of 12.9%, for the three months ended September 30, 2023. The change in the effective tax rate for the three months ended September 30, 2024 was primarily driven by a decrease in the tax benefit for donations of inventory compared to 2023. For the nine months ended September 30, 2024, the Company recorded $1.2 million in income tax expense, an effective tax rate of 48.6%, as compared to $25.6 million, an effective tax rate of 21.5%, for the nine months ended September 30, 2023. The increase in the effective tax rate for the nine months ended September 30, 2024 was primarily driven by the impact of the tax shortfall for stock compensation, which was magnified by the near break-even pre-tax income position in the current year.
Non-GAAP adjusted income tax provision was $1.4 million for the three months ended September 30, 2024, an effective tax rate of 26.0% as compared to 12.9% for the corresponding period in 2023. Non-GAAP adjusted income tax provision was $7.9 million for the nine months ended September 30, 2024, an effective tax rate of 27.0%, as compared to 21.5% for the corresponding period in 2023. Refer to “Non-GAAP Financial Measures” section below for a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure.
Net income: Net income was $1.1 million, or $0.10 per diluted share for the three months ended September 30, 2024 as compared $23.1 million, or $2.12 per diluted share, for the three months ended September 30, 2023. Net income was $1.3 million, or $0.12 per diluted share for the nine months ended September 30, 2024, as compared to $93.4 million, or $8.55 per diluted share for the nine months ended September 30, 2023. The period-over-period changes were driven by the factors described above.
Non-GAAP adjusted net income was $3.9 million or $0.35 per diluted share for the three months ended September 30, 2024 as compared to $2.12 per diluted share for the corresponding period in 2023. Non-GAAP adjusted net income was $21.4 million or $1.95 per diluted share for the nine months ended September 30, 2024 as compared to $8.55 per diluted share for the corresponding period in 2023. Refer to “Non-GAAP Financial Measures” section below for a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure.
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
The following tables reconcile the non-GAAP financial measures included in this report (in thousands, except per share amounts):

	Three Months Ended September 30, 2024
	GAAP	Unrealized Loss on Investment in LifeMD Common Stock	LifeMD Prepaid Services Amortization	Non-GAAP
Cost of sales	$34,489	$—	$—	$34,489
Gross profit	105,674	—	—	105,674
Selling, general, and administrative	103,568	—	(1,652)	101,916
Income from operations	2,106	—	1,652	3,758
Other income (expense)	(528)	1,984	—	1,456
Provision for income taxes	449	496	413	1,358
Net income	1,129	1,488	1,239	3,856
Diluted earnings per share(1)	0.10	0.14	0.11	0.35

	Three Months Ended September 30, 2023
	GAAP	Unrealized Loss on Investment in LifeMD Common Stock	LifeMD Prepaid Services Amortization	Non-GAAP
Cost of sales	$58,492	$—	$—	$58,492
Gross profit	177,377	—	—	177,377
Selling, general, and administrative	151,868	—	—	151,868
Income from operations	25,509	—	—	25,509
Other income	1,040	—	—	1,040
Provision for income taxes	3,418	—	—	3,418
Net income	23,131	—	—	23,131
Diluted earnings per share(1)	2.12	—	—	2.12

	Nine Months Ended September 30, 2024
	GAAP	Supply Chain Optimization and Restructuring of External Manufacturing Agreements	OPTAVIA Convention Cancellation	Unrealized Loss on Investment in LifeMD Common Stock	LifeMD Prepaid Services Amortization	Non-GAAP
Cost of sales	$127,056	$(2,579)	$—	$—	$—	$124,477
Gross profit	356,404	2,579	—	—	—	358,983
Selling, general, and administrative	354,235	(12,502)	(3,000)		(5,000)	333,733
Income from operations	2,169	15,081	3,000	—	5,000	25,250
Other income	343	—	—	3,734	—	4,077
Provision for income taxes	1,222	3,770	750	934	1,250	7,926
Net income	1,290	11,311	2,250	2,800	3,750	21,400
Diluted earnings per share(1)	0.12	1.03	0.21	0.26	0.34	1.95

	Nine Months Ended September 30, 2023
	GAAP	Supply Chain Optimization and Restructuring of External Manufacturing Agreements	OPTAVIA Convention Cancellation	Unrealized Loss on Investment in LifeMD Common Stock	LifeMD Prepaid Services Amortization	Non-GAAP
Cost of sales	$246,558	$—	$—	$—	$—	$246,558
Gross profit	634,481	—	—	—	—	634,481
Selling, general, and administrative	516,755	—	—	—	—	516,755
Income from operations	117,726	—	—	—	—	117,726
Other income	1,269	—	—	—	—	1,269
Provision for income taxes	25,615	—	—	—	—	25,615
Net income	93,380	—	—	—	—	93,380
Diluted earnings per share(1)	8.55	—	—	—	—	8.55
(1) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.
Liquidity and Capital Resources
The Company had stockholders’ equity of $207.3 million and working capital of $152.6 million at September 30, 2024 as compared with $201.5 million and $131.7 million at December 31, 2023, respectively. The $5.9 million net increase in stockholders’ equity was primarily driven by a $5.2 million increase in share-based compensation and $1.1 million of net income for the period, partially offset by $0.8 million in net shares repurchased for employee taxes. The Company’s cash, cash equivalents and investment securities increased from $150.0 million at December 31, 2023 to $170.0 million at September 30, 2024.
Net cash provided by operating activities decreased by $107.7 million to $29.4 million for the nine months ended September 30, 2024 from $137.1 million for the nine months ended September 30, 2023. This was primarily driven by a $73.3 million decrease in net income excluding non-cash charges, a $46.1 million decrease related to a smaller inventory reduction in the period ending September 30, 2024 to align with sales demand, and a $4.0 million decrease resulting from lower prepaid expenses and other current assets, partially offset by a $11.6 million increase resulting from a smaller reduction in accounts payable and accrued expenses during the period, and a $4.6 million increase resulting from lower other assets.
Net cash used in investing activities was $7.1 million for the nine months ended September 30, 2024 as compared to $50.3 million for the nine months ended September 30, 2023. The decrease was primarily driven by investments purchased during the nine months ended September 30, 2023 resulting in a $42.9 million decrease of net purchases of investment securities during the nine months ended September 30, 2024.
Net cash used in financing activities decreased by $60.4 million to $1.5 million for the nine months ended September 30, 2024 from $61.9 million for the nine months ended September 30, 2023. This decrease was primarily due to a $54.3 million decrease in cash dividends paid to stockholders, a $3.6 million decrease in stock repurchases, and a $2.5 million decrease in net shares repurchased for employee taxes.
In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements in both the short term and the long term, if any, to be funded from operating cash flow and financing activities.
The Company is currently investing in new growth initiatives which have the potential to impact liquidity in future periods. The Company’s current growth initiatives, which are primarily comprised of Company-led customer acquisition, new product development and the Company’s Medically Support Weight Loss collaboration with LifeMD, do not require any material contractual commitments or capital expenditures in future periods. Since the future costs of these endeavors are variable in nature and will be scaled at the discretion of management, we do not believe there is any significant impact on our liquidity or capital resources.
From time to time, the Company evaluates potential acquisitions that complement our business. If consummated, any such transactions may use a portion of our working capital or require the issuance of equity or debt. We have no present understandings, commitments or agreements with respect to any material acquisitions.
On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. On May 31, 2022, the Credit Agreement was amended to increase the borrowing capacity and convert the interest rate to be based on SOFR, from LIBOR (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $225.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. The Amended Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Amended Credit Agreement contains affirmative and negative covenants customarily applicable to credit facilities. As of September 30, 2024, the Company had no borrowings under the credit facility and was in compliance with all of its debt covenants.
On October 30, 2024, the Company terminated its Amended Credit Agreement with Citibank, N.A. The Company had no borrowings under the Amended Credit Agreement, inclusive of the credit facility and letter of credit sublimit, between September 30, 2024, and the termination date.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes.
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our credit facility and investment in money market securities, government and agency securities, and corporate bonds. Other than for strategic investments, its current investment policy is to maintain an investment portfolio consisting of corporate bonds and U.S. money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at September 30, 2024, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments. Additionally, the Company is exposed to market risk related to price fluctuations in equity markets related to its investment in

LifeMD common stock, purchased in December of 2023. If equity prices were to decrease immediately and uniformly by 10% from levels at September 30, 2024, the Company estimates that the fair value of the Company investment would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected by any significant degree by the effect of a change in market conditions on our investment.
There have been no material changes to our market risk exposure since December 31, 2023.
Item 4. Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Act, as amended, as of September 30, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2024	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	5	20.49	—	1,323,568
August 1 - August 31	—	—	—	1,323,568
September 1 - September 30	87	19.07	—	1,323,568
(1)All of the shares of the Company’s common stock reflected in this column were surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock and performance-based share awards previously granted to such employees and directors.
(2)At the outset of the quarter ended September 30, 2024, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the stock repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
As of September 30, 2024, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed November 4, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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
Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 4, 2024

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 4, 2024