Form 10-K
period 2024-12-31
MEDIFAST INC
filed 2025-02-18
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☐ No ☒
As of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock (based on the closing sale price of $21.82, as reported by the New York Stock Exchange on such date) held by non-affiliates was approximately $230.0 million.
The number of shares of the registrant’s common stock outstanding at February 11, 2025 was 10,937,830.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” or similar expressions and are made in connection with discussions of future operating or financial performance and/or events or developments that we expect or anticipate will occur in the future.
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

PART I
ITEM 1. BUSINESS
SUMMARY
Medifast, Inc. (“Medifast,” the “Company,” “we” or “us”) is the health and wellness company known for its habit-based and coach-guided lifestyle solution, OPTAVIA®. The Company is currently executing a comprehensive business transformation that will enable it to succeed in an environment that has been fundamentally impacted by rapid acceptance of GLP-1 weight loss medications.
We are a well-capitalized business with strong and effective leadership that has grown its lifestyle brand, OPTAVIA, into a significant health and wellness brand. We have a powerful business model, building a network of approximately 27,100 active earning coaches and impacting more than 3 million lives. Backed by more than 40 years of experience, clinically proven plans, innovative products, and a powerful integrated coach model, Medifast stands at the forefront of evidence-based wellness solutions. Our business model is differentiated and unique, a scalable coach-based approach that drives both program effectiveness and company growth. With the integration of access to clinicians through our collaboration with LifeMD, Inc. (Nasdaq: LFMD) (“LifeMD”), we provide our customers access to GLP-1 weight loss medications, when clinically appropriate.

Medifast offers a simple, yet comprehensive approach to achieving optimal health and wellbeing. Our lifestyle program, OPTAVIA, empowers people to make lasting changes. Through the support of our independent OPTAVIA coaches, about 90% of whom were customers first, our customers are guided through every step of their wellness journey.
OPTAVIA's lifestyle plans deliver proven health benefits as well as evidence-based tools, including scientifically developed products and a framework for habit creation reinforced by independent coaches and community support. We continue to innovate and build upon our scientific and clinical heritage to fulfill our mission of offering Lifelong Transformation, Making a Healthy Lifestyle Second Nature™.
OPTAVIA coaches are people who are navigating weight loss at different moments in life, providing unparalleled coaching support along with community, nutrition, and healthy habits. In a world where health and wellbeing are often a difficult and solitary journey, OPTAVIA provides intensely personalized support to people who want to transform their health. This holistic approach empowers people to master their weight loss journey through each stage of life and gives them the freedom to do it on their terms. The lifestyle solution is designed for real life and built around four key components:
•Independent Coaches: Independent OPTAVIA coaches provide individualized support and guidance to customers on the path to optimal health and wellbeing.
•OPTAVIA Community: A community of like-minded people providing each other with real-time connection and support.
•The Habits of Health® Transformational System: A proprietary system that offers easy steps to a sustainable healthy lifestyle.
•Products & Plans: Clinically proven plans and scientifically developed products, backed by dietitians, scientists and physicians.
To ensure that Medifast continues to thrive as a health and wellness business in the rapidly evolving weight-loss market, we have developed distinct coach-supported program offerings tailored to meet the unique needs of three specific customer categories on their health and wellness journeys:

1.Those who have never used medications and want to use coach-supported habit-based programs as the core of their weight loss journey;
2.Individuals using GLP-1 medications as a core element of their weight loss program; and
3.People looking to manage weight loss and improved health when they come off GLP-1 medications for whatever reason, including cost, side effects, or any other cause.

For each of these customer categories, we are taking an intentional and methodical approach to building out our offerings to ensure that we can provide compelling products and services to new, former, and current coaches and clients, regardless of where they are on their personal health and wellness journeys.

Usage of GLP-1 medications continue to accelerate, with research commissioned by Medifast suggesting that the GLP-1 support market alone could be worth $50 billion or more by 2030.1 For audiences looking for a GLP-1 based solution, we have built a collaboration with national virtual primary care provider, LifeMD. Eligible OPTAVIA customers have access to board-certified affiliated clinicians and medications, where appropriate, such as GLP-1 medications, that support treatment plans for obesity. We introduced a specific product line, OPTAVIA ASCEND™, to address these customer needs as discussed below. As of the fourth quarter of 2024, more than 95% of OPTAVIA coach leaders have completed specialized GLP-1 based training, and over 40% of active coaches are supporting at least one client on a GLP-1 medication. With the medication having been shown to be highly effective in conjunction with lifestyle changes, we believe there is strong compatibility with our experience of helping people achieve change through habit-based systems.

For those looking to manage weight loss after discontinuing medication usage, we have developed a specific product line, OPTAVIA ASCEND, to address these customer nutritional needs as discussed below. Recent research showed that about one-third of users quit taking the medication after six months, and that this can rise to half or more after a year.2 Furthermore, research also shows that two-thirds of weight lost on GLP-1 medications is typically regained within 12 months of stopping treatment, with cardiometabolic benefits often reversing as well.3

Finding new customers and reactivating former customers who do not wish to use medications remains an important area of focus for our business. Our OPTAVIA Fuelings and OPTAVIA ACTIVE® product line address the needs of these customers as discussed below. We also continue to work on enhancing our digital tools and improving the customer experience to help us achieve our goals in this area.
Regardless of need state, our integrated coach-supported, lifestyle-based approach helps customers achieve their health goals through a network of approximately 27,100 active earning independent OPTAVIA coaches, about 90% of whom were customers first. OPTAVIA coaches introduce customers to a set of healthy habits, in most cases starting with the habit of healthy eating, and offer exclusive OPTAVIA-branded products. OPTAVIA products and plans are one component that support the Company’s mission, and our portfolio of products help make it easier for customers to create healthy, sustainable habits in their lives.
In December 2024, Medifast introduced two science-backed nutrition plans designed specifically for people on GLP-1 medications and people seeking weight management: the GLP-1 Nutrition Support Plan and the Optimization Plan. Both plans feature OPTAVIA ASCEND, a new product line of high-protein, fiber-rich mini meals as well as a daily nutrient pack. The mini meals support muscle, digestive health and long-term wellness, filling a critical gap in the weight management market.
We believe our coach-based model is scalable and drives both customer success and growth, and we continue to work diligently to deliver growth and competitive advantage. Part of this work included the 2024 launch of new company-led marketing campaigns to drive brand awareness and to facilitate customer acquisition. With this being a competitive market, we’re finetuning our strategy in this area to yield the highest possible return on our investment.
In all cases, the OPTAVIA coaching model is heavily focused on the needs of the customer and helps put each customer into supportive and energized health and wellness communities that share their challenges and goals. OPTAVIA coaches provide highly tailored and personalized support to customers and motivate them by sharing their passion for healthy living and lifestyle transformation.
OPTAVIA coaches are central to everything that we do, helping to foster a continuous cycle of growth, and attracting and activating new customers, many of whom go on to become OPTAVIA coaches. We offer economic incentives designed to support each OPTAVIA coach’s long-term success, which we believe plays an important role in their financial wellness, providing the opportunity to improve their finances while changing the health trajectory of families, communities and generations.4
1 Based on research commissioned by Medifast utilizing publicly available expectations of the number of GLP-1 users and internal spend per customer.
2 Real-world persistence and adherence to glucagon-like peptide-1 receptor agonists among obese commercially insured adults without diabetes. J Manag Care Spec Pharm. August 2024; GLP-1 Receptor Agonist Discontinuation Among Patients With Obesity and/or Type 2 Diabetes. JAMA Netw Open. May 2024; Blue Health Intelligence. Real-World Trends in GLP-1 Treatment Persistence and Prescribing for Weight Management. Issue Brief: May 2024; Discontinuation and reinitiation of GLP-1 Receptor Agonists among US adults with overweight or obesity. PRE-PRINT medRxiv July 2024.
3 Wilding JPH, Batterham RL, Davies M, et al. Weight regain and cardiometabolic effects after withdrawal of semaglutide: The STEP 1 trial extension. Diabetes, obesity & metabolism. Aug 2022.
4 OPTAVIA makes no guarantee of financial success. Success with OPTAVIA results from successful sales efforts, which require hard work, diligence, skill, persistence, competence and leadership. Please see the OPTAVIA Income Disclosure Statement (http://bit.ly/idsOPTAVIA) for statistics on actual earnings of coaches.

OPTAVIA coaches are independent contractors, not employees, who support customers and market our products and services primarily through word of mouth, email, and via social media channels such as Facebook, Instagram, X (formerly known as Twitter), and video conferencing platforms. As independent contractors, OPTAVIA coaches market our products to friends, family, and other people in their communities. OPTAVIA products are shipped directly to OPTAVIA customers. OPTAVIA coaches do not handle or deliver merchandise to customers. This arrangement frees our OPTAVIA coaches from having to manage inventory and allows them to maintain an arms-length transactional relationship while focusing their attention on support and encouragement.
The Company’s integrated approach that combines lifestyle coaching, community support, and access to medical solutions through LifeMD, positions the business to meet the needs of a broader spectrum of customers. By focusing on innovative products, enhanced customer experiences, and effective marketing strategies, Medifast has created and is continuing to enhance a differentiated and compelling offer. Its financial strength, operational flexibility, and customer-centric philosophy equip the Company to navigate the changing weight loss market and drive sustainable growth.
Our operations are conducted through our wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA LLC, Jason Enterprises, Inc., Jason Properties, LLC, OPTAVIA (Hong Kong) Limited, and OPTAVIA Health Consultation (Shanghai) Co., Ltd.
Macroeconomic Conditions
Certain global economic challenges, including the impact of inflation, have caused macroeconomic uncertainty and volatility in markets where we, our suppliers, and our OPTAVIA coaches operate.
Like many product-focused companies, we are exposed to market risks from changes in commodity or other raw material prices. An inflationary economy could impact our cost structure and put pressure on consumer spending. Increases in commodity prices or food costs, including as a result of inflation, could affect the global and U.S. economies and could also adversely impact our business, financial condition, or results of operations. Our variable cost structure can be utilized to adapt to changing market conditions with potential actions including adjustments to our manufacturing, distribution, and customer support infrastructure. As a response, we may periodically take incremental pricing actions to offset supply chain costs and inflationary pressures.
In response to changing macroeconomic conditions, the Company may take further actions that alter its business operations as may be required by governmental authorities, or that are determined to be in the best interests of employees, OPTAVIA coaches and customers, and stockholders.
These macroeconomic uncertainties make it challenging for our management to estimate our future business performance. However, we intend to continue to actively monitor the impact of these developments on our business and will update our practices accordingly.
Competition
The weight loss industry is very competitive and encompasses a multitude of weight loss products and programs. These include a wide variety of commercial weight loss programs, pharmaceutical products, surgical interventions, books, self-help diets, dietary meal replacements, and appetite suppressants as well as digital tools, app-based health and wellness monitoring solutions, and wearable trackers. The weight loss market is served by a diverse array of competitors. Potential customers seeking to manage their weight can turn to traditional center-based competitors, online diet-oriented sites, self-directed dieting and self-administered products such as prescription medications, over-the-counter medications and supplements, as well as medically supervised programs. Recently, it became clear that medical weight loss solutions, such as GLP-1 medications, have become an increasingly key component of the overall health and wellness ecosystem, and the recent surging awareness and popularity of these weight loss medications serve as another major competitor, as these products have prompted a huge change in the way that consumers think about weight loss and lifestyle modification solutions in general. We recognize that these weight loss medications have attracted significant attention from the market and pose a threat to our interactions with our traditional customer base. Importantly, the efficacy claims of GLP-1 medications for weight loss are based specifically on their incorporation of lifestyle changes that include a reduced calorie diet and increased physical activity. As a result, under Medifast’s OPTAVIA offering, weight loss medications are another important element in overall tailored lifestyle plans that also include coaching, community support, nutritionally balanced meals, and exercise.
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
•Encompasses a vibrant health and wellness community.

We also compete with other direct-selling organizations, some of which have a longer operating history and greater visibility, name recognition and financial resources than we do. We also believe we have advantages over traditional direct selling companies:

•OPTAVIA’s innovative model is customer-centric, with one sales price for both OPTAVIA coaches and customers. There is no tiered pricing.
•OPTAVIA boasts a health and wellness community, which promotes a holistic health and wellness program and is not focused solely on product sales.
•OPTAVIA offers a differentiated direct-to-consumer model, with 100% of products shipped directly to customers.
•The field promotes a unified Habits of Health training system that aligns its leaders around a common mission of Lifelong Transformation, Making a Healthy Lifestyle Second Nature.

We believe our scientific and clinical heritage combined with our commitment to evaluating programs, plans, and products through clinical research are primary differentiators that allow us to compete in these markets. Our scientifically designed products were originally developed by a physician, and we have been on the cutting edge in the development of nutrition and weight-management products since our founding.

Medifast has perfected our model over the last 40+ years, with habits, coaches, and community at the core, and we will continue to innovate as the industry evolves.
MARKETS
Health & Wellness Consumers
We develop and market products for consumers who want to lose weight and adopt a holistic approach to overall health and wellness. Obesity is defined as a Body Mass Index (“BMI”) of 30 kg/m2 or greater, whereas overweight is defined as a BMI ranging between 25 and 29.9 kg/m2. Nearly three-quarters of U.S. adults are classified as overweight or obese, and between August 2021 and August 2023 more than 40% were classified as obese5.
According to a proprietary analysis, the addressable market for weight loss is large and growing, estimated to be worth over $30 billion6. Additionally, roughly 75% of the U.S. population above the age of 18 wants to lose weight and is open to dieting, and approximately 70% of the overweight/obese population considers paid meal plans effective7. The total potential pool of OPTAVIA customers is sizable; there are about 200 million people in the United States looking to lose weight and willing to consider dieting8.
We offer customers an approach to health that is designed for real life, with weight loss and weight management serving as a catalyst for an overall improvement in health, confidence, vitality and general well-being.
Consumer Motivation
Our core customers are highly motivated to adopt a healthy lifestyle that is transformative and sustainable. Many have tried weight loss programs previously but have been unsuccessful at managing a healthy weight and embracing healthy habits for the long-term. Lifestyle issues our customers often seek to address and resolve include:
•physical limitations and chronic diseases linked to an unhealthy weight;
•the desire for more energy to meet physical demands and aspirations (e.g. work, parenting, sports and recreation);
•mental, emotional and psychological limitations caused by being at an unhealthy weight;
5 Three-Quarters of U.S. Adults are Now Overweight or Obese. New York Times. November 2024.; Obesity and Severe Obseity Prevalence in Adults: United States, August 2021 - August 2023. NCHS Data Brief No. 508. September 2024.
6 The U.S. Weight Loss Market: 2024 Status Report & Forecast. Marketdata LLC. March 2024.
7 Consumer and OPTAVIA Customer surveys. April 2023.
8 Consumer and OPTAVIA Customer surveys. April 2023.

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
Experts agree that lifestyle changes remain foundational to long-term health and wellbeing, even for those utilizing weight loss medications. In fact, independent research commissioned by Medifast revealed 96% of people recognized that lifestyle changes are needed for weight loss and management, yet only 17% are confident they can manage on their own. Findings also showed most individuals interested in weight loss medications are looking for support beyond prescriptions, including clarity on how to incorporate components of healthy living, such as proper nutrition and exercise, into their lifestyles while utilizing these medical solutions9.
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
Geographies
The U.S. market continues to represent significant potential for growth given the high percentage of overweight or clinically obese adults, where nearly three-quarters of U.S. adults are classified as overweight or obese, and between August 2021 and August 2023 more than 40% were classified as obese10.
Industry growth is also being driven by growing consumer awareness and increasing demand for health and wellness products. The intensified interest in physical fitness, fitness center membership, increased public awareness and incidences of chronic diseases such as type 2 diabetes, heart disease, certain types of cancer, stroke, arthritis, sleep apnea, and depression have increased demand for health and wellness products. With its recent expansion into medically supported weight loss through its collaboration with LifeMD, Medifast can support even more customers on their health and wellness journeys.
9 Independent IPSOS research commissioned by Medifast. June 2023.
10 New York Times, November 2024, Three-Quarters of U.S. Adults are Now Overweight or Obese; NCHS Data Brief No. 508, September 2024, Obesity and Severe Obseity Prevalence in Adults: United States, August 2021 - August 2023

OPTAVIA coaches are focused on word of mouth and social media marketing toward increasingly younger demographics, reaching out to important and increasingly diverse communities of health and wellness consumers, and identifying and marketing to consumers who are in varying stages of optimal well-being. In addition, the Company is investing in technology and growth initiatives intended to improve customer acquisition and customer experience.
In addition to our collaboration with LifeMD and new program introductions, we know there are new initiatives, markets, and communities where we have opportunities for growth in the U.S. With this in mind, we will continue to invest in important growth initiatives, particularly as we explore the ways in which we can expand our business in domestic markets we serve and deliver a high-quality experience for more customers.
Our model, programs, and products resonate with broad swathes of consumers regardless of geography or demographic. As such, we will continue working in collaboration with coaches across all key markets to reach and acquire new customers, as well as reactivate lapsed customers, as we look to further our impact and advance the global health movement.
Products and Programs
We take pride in our scientific heritage. We have authored over 73 peer-reviewed scientific abstracts and publications, 36 scientific journal publications and 28 completed research studies. Most prominently, we conducted a double-blind study that shows the effects that coaching has on the OPTAVIA program; the results suggested that speaking with their OPTAVIA coach more often may help customers lose up to twice as much weight.11 In 2025, we expect to initiate studies evaluating the outcomes for customers using OPTAVIA programs alongside GLP-1 medications as well as those looking for help in long-term weight management, while also focusing on areas such as lean muscle retention.
Our clinically proven plans and our scientifically designed products were developed by physicians and dietitians, and have impacted more than 3 million lives and been recommended by thousands of healthcare providers. We work closely with our cross-disciplinary Scientific Advisory Board comprised of physicians and scientists who help guide and provide valuable input into the development of our comprehensive portfolio of offerings.
Our OPTAVIA coaching model offers the personal support of an OPTAVIA coach, who is often a person who has achieved success with OPTAVIA and has turned their success into a business opportunity. The majority of our OPTAVIA coaches began as customers and became OPTAVIA coaches for a number of reasons, including to pay it forward and help others through their own transformation journey.
Products
•OPTAVIA Fuelings. OPTAVIA Fuelings contain 24 vitamins and minerals, high quality, complete protein, and no colors, flavors or sweeteners from artificial sources. Our Fuelings contain high-quality protein which helps our customers retain lean muscle mass and contain the patented probiotic BC30™ to support digestive health as part of a balanced diet and healthy lifestyle. Each OPTAVIA Fueling is scientifically formulated with a proper balance of carbohydrates, protein, and fat which help promote a gentle, but efficient fat-burning state when on one of our clinically proven Optimal Weight Plans. Customers purchase kits tailored to their individual needs on the advice and guidance of their OPTAVIA coach.
•OPTAVIA ACTIVE. OPTAVIA Essential Amino Acid (EAAs) Blend and OPTAVIA ACTIVE Whey Protein are designed to help new and existing customers of all fitness levels optimize their motion habits. The Company’s team of researchers, food scientists, nutritionists, and other scientific experts, led the development of OPTAVIA ACTIVE EAA Blend and OPTAVIA ACTIVE Whey Protein, which are designed to address age-related muscle mass decline and support overall muscle health. Formulated to work with or without OPTAVIA nutrition plans, and guided by coach support, OPTAVIA ACTIVE is backed by science, made with no colors, flavors or sweeteners from artificial sources and is Informed Sport certified, a global standard in sports nutrition quality control that ensures its certified products contain no banned substances.
•OPTAVIA ASCEND: OPTAVIA ASCEND mini meals deliver targeted nutrition that gives customers’ body what they need to succeed — whether losing weight on a GLP-1 medication or in weight management mode. Each mini meal is packed with 20 grams or more of high-quality protein to help retain lean muscle mass, 5–10 grams of fiber to promote digestive health and key nutrients like calcium to support bone health and muscle function. From sweet to crunchy to hearty, all mini meals are scientifically formulated with macro and micronutrients to help preserve muscle, support digestive health and provide targeted nutrition and are ready to grab, shake, or heat. The line also includes a
11 Based on the results of a 16-week clinical study, those who participated in at least 75% of their 23 assigned OPTAVIA coaching calls lost 15.2 lbs. compared to 6.7 lbs. for those participating in fewer calls.

Daily Nutrients Pack with multivitamin & minerals and omega-3 fatty acids supplements to support whole body health and fill nutrition gaps.
Lifestyle Plans
Customers’ success is enhanced by the personal attention, accountability, education, advice, and motivation they receive from our OPTAVIA coaches. They also benefit from being members of a broader OPTAVIA community of customers with like-minded goals and objectives regarding their health. We offer customers incentives to join the OPTAVIA community, including access to the corporate “Nutrition Support” team made up of subject matter experts that provide assistance to our coaches and customers, and exclusive offers through OPTAVIA Premier, our auto-ship service that helps our customers stay on plan, as well as qualifies them for discounts on purchased products and free or discounted shipping. OPTAVIA is known for its habit-based and coach-guided lifestyle approach to address weight loss and is backed by the long-standing scientific and clinical heritage of its parent company, Medifast. The OPTAVIA brand has impacted more than 3 million lives with a simple yet comprehensive solution that gives every customer access to:
•A personal (human, not AI) coach who has been in their shoes (about 90% were clients first)
•A community of others on similar journeys
•Healthy habit blueprint
•Tailored nutrition plans
•Nutrient-dense products
•A mobile app with hundreds of healthy recipes, habit trackers and other tools all in one place

OPTAVIA offers a range of nutrition plans tailored to help customers achieve their unique goals. Each plan is evidence-based backed by a cross-disciplinary group of dietitians, scientists, clinical researchers and other industry experts and is built around two key nutritional pillars:

•Pre-portioned, nutrient-dense products designed for convenience and balance, and
•Simple, self-prepared recipes featuring whole, healthy ingredients.
The plans the company markets to customers include:
•Optimal Weight 5 & 1 Plan® & Optimal Weight 5 & 1 ACTIVE Plan®. Our proven Optimal Weight 5 & 1 Plan encourages customers to eat six small meals a day, an important habit that helps customers maintain healthy weight. Five daily meals are OPTAVIA Fuelings, offering customers a choice from more than 45 delicious, convenient, nutritionally interchangeable, scientifically-designed products, including shakes, soups, bars, hot beverages, hearty choices, pudding and brownies. OPTAVIA coaches guide their customers on which Fuelings to select, and on how to develop healthy habits, such as preparing lean and green meals and choosing healthy snacks. For the Optimal Weight 5 & 1 Active Plan, we recommend up to 45 minutes of low to medium intensity exercise most days of the week and two servings of OPTAVIA ACTIVE EAA Blend to support muscle health and post workout recovery.
•Optimal Weight 4 & 2 & 1 Plan® & Optimal Weight 4 & 2 ACTIVE Plan®. The Optimal Weight 4 & 2 & 1 Plan is designed for customers who want to continue eating all food groups or want a flexible meal plan to help them achieve a healthy weight. Under this plan, OPTAVIA coaches guide their customers to eat four meals of OPTAVIA Fuelings and prepare two lean and green meals and one healthy snack themselves. For the Optimal Weight 4 & 2 Active Plan, we recommend up to 60 minutes of exercise most days of the week and two servings of OPTAVIA Active EAA Blend to support muscle health and post workout recovery.
•OPTAVIA Optimization Plan. The Optimization Plan is a personalized approach to help customers’ long-term weight management. The plan builds on the principles that led to customers’ weight loss success, combining lifestyle strategies, balanced nutrition, exercise guidance, and ongoing coach support to help customers stay at their goal weight and enjoy life to the fullest. This plan equips customers with the tools to confidently help them keep the weight off. Under this plan, OPTAVIA coaches guide their customers to eat two OPTAVIA ASCEND mini meals, two Lean & Green+ meals, two or more healthy exchanges (food options around 100 calories and 15 grams of carbs or less) based on the customers energy level, and one multivitamin & mineral and omega-3 supplement from the OPTAVIA ASCEND daily nutrient pack.

•OPTAVIA GLP-1 Nutrition Support Plan: The perfect nutritional companion to GLP-1 medications, allowing customers to focus on their weight loss without the stress of figuring out what to eat. The new GLP-1 Nutrition Support Plan combines the effectiveness of the medication with balanced nutrition and lifestyle strategies to help customers lose weight, preserve lean muscle and support energy levels throughout their weight loss journey and into optimization. Under this plan, OPTAVIA coaches guide their customers to eat three OPTAVIA ASCEND mini meals, one Lean & Green+ meal, and one multivitamin & mineral and omega-3 supplement from the OPTAVIA ASCEND daily nutrient pack.
No matter what plan a customer is on, they can learn healthy habits through the Habits of Health Transformational System, which is a crucial tool for customer success and provides the foundation for our community to learn and adopt healthy habits. The Habits of Health Transformational System is an innovative, mind and body lifestyle approach that encourages and educates customers to replace unhealthy habits with healthy ones that contribute to their long-term success.
Incentives
From time to time we offer economic incentives designed to support each OPTAVIA coach’s and customer’s success. We believe our business is most successful when our coaches can maintain a continuous cycle of growth: coaches activate new and successful customers, many of whom go on to become OPTAVIA coaches themselves, who activate new customers, and so on. Once a coach has successfully attracted a new customer, the coach uses personalized coaching and effective digital tools to drive engagement.

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
Customers
Sales are made to individual customers. No single customer accounted for 10% or more of our consolidated revenue for the year ended December 31, 2024.
Seasonality
Demand for weight management products and programs throughout the industry are typically seasonal. Traditionally, the predisposition of customers refraining from initiating weight loss or management programs during the holiday season typically impacts the fourth quarter with fewer sales of weight management products and services during these months. January and February generally show sequential increases in sales, as these months are considered the commencement of the “diet season” and "resolution season." We believe, however, that our sales pattern does not necessarily follow the seasonality of our industry, but rather is predicated on the growth or contraction of our OPTAVIA coach network.
Scientific Advisory Board
Our Scientific Advisory Board consists of six multi-disciplinary, internationally recognized scientific experts who provide objective insights to guide the Company in making informed decisions based on the latest scientific developments in health and wellness and serve as the foundation for scientifically-valid, evidence-based, customer-centric, high-quality innovations by the Company for lasting health. Its mission is to help guide us in making informed decisions regarding medical, nutritional, food service, and scientific matters by providing expertise and information on research and emerging trends. The cross-disciplinary panel was established in 2008 in service of the Company's commitment to providing an evidence-based, safe and effective health and wellness program that meets consumer needs.
The work of this cross-disciplinary group builds on our scientific heritage and incorporates leading-edge clinical research into the development of our products, plans and programs.

Marketing
We continue to develop the OPTAVIA brand through comprehensive marketing strategies that reflect the changing dynamics of the weight loss and wellness markets. Customer acquisition and retention efforts are designed to attract new customers by emphasizing OPTAVIA’s holistic and effective solutions, including its ability to support those pursuing traditional weight loss through healthy lifestyle changes, individuals using GLP-1 medications, and those transitioning off such medications. Our coaches are the key component of our marketing efforts and serve as important advocates of our plans and products. We have a history of launching new products and plans to our coach network first to ensure that we have support from the OPTAVIA community. In turn, our coaches better understand our products and their benefits and can best meet customers where they are in their weight loss journey. It is integral to our business that this coach network has the tools to effectively lead our marking approach. To support this, we are focused on scaling best practices from high-performing teams and leveraging new coach education resources, aimed at driving sustained improvements in new customer acquisition across the network. To supplement our coach-driven efforts, we introduced a significant Company-led marketing campaign in 2024 to increase brand awareness and drive customer adoption. The campaign integrates digital and traditional channels to reach new audiences and deepen engagement with existing ones, including initiatives to reactivate former customers and empower OPTAVIA coaches. These efforts are aimed at expanding customer acquisition channels and demonstrating the value of holistic, medically-supported weight loss programs. The Company incurred approximately $22.9 million in company led marketing expenses for the year ended December 31, 2024.
Manufacturing
Jason Pharmaceuticals, Inc., our wholly-owned subsidiary with a manufacturing facility in Owings Mills, Maryland, manufactures our products, and accounts for approximately 40% of our total unit sales. We purchased the facility in July 2002. Our Owings Mills manufacturing facility is regulated and inspected by the United States Food and Drug Administration (the “FDA”), the United States Department of Agriculture (the “USDA”), the Maryland State Department of Health and Mental Hygiene, and Office of Food Protection. It is certified by the Safe Qualified Food Institute as a Safe Quality Food Program Level 2 facility compliant with the Global Food Safety Initiative, a global non-profit collaboration to advance food safety. The products underlying the remaining 60% of our total unit sales are manufactured by co-manufacturers in accordance with Medifast proprietary formulas and manufacturing standards.
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
Direct Selling Regulations
Direct selling is regulated by various national, state and local government agencies in the United States. The direct selling industry is also under regular scrutiny by certain non-profit organizations and the Direct Selling Self-Regulatory Council, which is one of the Better Business Bureau's National Programs. These entities identify perceived violations of laws and regulations by direct sellers in an effort to force companies to change their practices. If companies do not voluntarily modify practices identified by these reviewing entities, they may report the perceived violations to law enforcement agencies.
Laws and regulations related to direct selling companies are generally intended to prevent fraudulent or deceptive schemes, including “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations governing direct selling may be modified or reinterpreted from time to time, which may cause us to modify our sales compensation and business models. In almost all of our domestic markets, regulations are subject to discretionary interpretation by regulators and judicial authorities. There is often ambiguity and uncertainty with respect to the state of direct selling and anti-pyramid laws and regulations. In the United States, for example, federal law provides the Federal Trade Commission (the “FTC”), broad latitude in policing unfair or deceptive trade practices, but does not provide a bright-line test for identifying a pyramid scheme. Several states have passed legislation that more clearly distinguishes between illegal pyramid schemes and legitimate multi-level marketing (“MLM”) business models.

Settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumer sales. That said, the FTC's enforcement efforts have created a level of ambiguity as to the proper interpretation of the law and related court decisions. For example, in 2016, the FTC entered into a settlement with another direct selling/multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits.
Similarly, in 2019, the FTC took aggressive actions against another direct selling/multi-level marketing company, alleging that the company operated an illegal pyramid scheme that deceived consumers into believing that they could earn significant income as distributors of its health and wellness products. The company eventually entered into a consent order with the FTC, pursuant to which the company was permanently prohibited from using a multi-level compensation plan in the United States. Although these settlements do not represent judicial precedent or new FTC rules, the FTC has indicated that the industry should look at these settlements, and the principles underlying their specific measures, for guidance. If the requirements in these settlements lead to new industry standards or new rules, our business could be impacted, and we may need to amend our compensation plan.
Additionally, in 2023 the FTC updated its nonbinding Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Endorsement Guides”) which explain what endorsement practices the FTC views as being unfair or deceptive acts or practices. The 2023 update was the first revision to the Endorsement Guides since 2009; it clarified the FTC's views on several issues, including the meaning of "clear and conspicuous" the definition of "endorsement," and how different types of reviews of products should be treated. Under the current Endorsement Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the typical results that consumers can generally expect. OPTAVIA has adapted its rules regarding the practices of its coaches in order to comply with the current Endorsement Guides, but we cannot be sure that the FTC will not challenge our advertising or other operations in the future.
In 2024, the FTC amended its nonbinding Business Guidance Concerning Multi-Level Marketing (“MLM Guidance”), which was originally released in 2018. The MLM Guidance explains, among other things, the FTC’s views concerning lawful and unlawful compensation structures, whether personal consumption by participants can be used in determining an MLM organization’s compensation structure, and how an MLM organization should approach representations to current and prospective participants. We believe our current business practices comply with the MLM Guidance. If the FTC withdraws the guidance or chooses to enforce the relevant laws in a manner inconsistent with the guidance, our business could be impacted, and we may need to amend our compensation plan.
In 2024, the FTC issued a Report on Multi-Level Marketing Income Disclosures (“IDS Report”), which outlined findings from the FTC Staff’s review of the public income disclosure statements of seventy different multi-level marketing companies, including OPTAVIA. According to the IDS Report, FTC staff found a number of issues with the reviewed statements, including that most omitted key information, did not include all participants, and did not identify expenses faced by participants. The IDS Report does not indicate that the FTC is investigating any of the companies or plans to bring actions against them. While OPTAVIA believes its practices with regard to its income disclosure statement comply with current laws, we cannot be sure that the FTC will not investigate and potentially challenge our income disclosure practices in the future.
Finally, the FTC is currently considering certain legal and regulatory changes that, if implemented, could impact our business. For example, in early 2025 the FTC issued a Notice of Proposed Rulemaking for a proposed rule concerning deceptive earnings claims made by MLM organizations that would further regulate how MLM organizations describe certain aspects of their businesses. The FTC concurrently issued an Advanced Notice of Proposed Rulemaking (ANPR) regarding earnings claims made by the multi-level marketing rule. The ANPR asks for public comments on whether a new rule should regulate MLM organizations’ statements concerning benefits, expenses and refund claims as well as MLM’s use of non-disparagement clauses. If the FTC issues an earnings claim rule targeted specifically at MLM organizations, our business could be impacted, and we may need to change our current practices. While OPTAVIA has taken steps to educate our employees and coaches on proper earnings claims, if an employee or coach makes improper claims or if regulators issue new rules or change current guidance or determine we (or our coaches) are making any improper claims, this could lead to an FTC investigation and could harm our business.
The FTC is also currently reviewing the Business Opportunity Rule, which requires business opportunity sellers to give prospective buyers specific information to help them evaluate a business opportunity or work-at-home program. While direct sellers are currently exempt from the Business Opportunity Rule and the FTC’s early 2025 Notice of Proposed Rulemaking related to Business Opportunity Rules would preserve that exemption, the FTC could include direct sellers within the scope of the rule as a result of the review. If direct sellers become subject to the rule, we will have to comply with the rule, which could impact our business and cause us to modify how we currently operate.

We continue to monitor developments to assess whether we should make any changes to our business or compensation plan. If we are required to make changes or if the FTC changes current guidance, either through rulemaking or an enforcement action against our Company, our business could be harmed.
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
The formulation, processing, packaging, labeling, marketing, advertising, and selling of the Company’s products is subject to regulation by federal, state and local agencies. Products must comply with the Federal Food Drug and Cosmetic Act, the Food Safety Modernization Act, the Federal Trade Commission Act, State Consumer Protection laws and several other federal, state and local statutes and regulations applicable in localities in which the Company products are made or are sold.
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

Human Capital Management
At Medifast, we actively foster an organizational culture centered on strong cross-functional relationships and collaborating as one team to support our customers in their health and wellness journey. We are focused on attracting and retaining top talent who are eager to participate in our mission.
Our Total Rewards Program is intended to deliver competitive compensation and benefits that align with our company mission and values. Annually, we review our market reference ranges and pay to ensure we remain competitive, consistent, and equitable. Our variable pay targets are performance based and tied to organizational results. As of December 31, 2024, we employed 504 team members, all employed in the United States, of whom 229 were engaged in manufacturing, logistics, and supply chain support, and 275 in marketing, administrative, and corporate support functions. None of our team members are subject to a collective bargaining agreement with the Company.
In 2024, we continued our business transformation and began executing plans to enable stability and growth. We continued to strengthen our foundation – our community of independent coaches and corporate team members working hand-in-hand — leveraging our habit-based and coach-guided tailored plans to support customers in Lifelong Transformation, Making a Healthy Lifestyle Second Nature. During 2024, we reinforced the significance of transparent communication and clear goal alignment to motivate and engage our team members throughout the transformation. Additionally, we emphasized the importance of navigating change in a challenging business environment, empowering team members to learn, test, and adapt new approaches as they execute against our strategic initiatives. For select senior leaders highly engaged in leading our transformation initiatives, we provided change planning and resilience training and coaching to ensure they could confidently lead their teams as they navigate the changing business landscape.
Teaming and Partnership continue to be critical core values. We believe our ability to effectively collaborate with each other as we partner with our Field community is essential for driving increased momentum throughout this transformation. Together, we are building relationships of trust, nurturing a caring and empathetic environment, and prioritizing the mental and physical wellbeing of our people. We continually seek new ways to evolve how we work and we each other grow, by investing in training, encouraging feedback and embracing challenges along the way.
We have several resources and tools that help us nurture a “One Team” mindset centered around strong cross-functional teaming and partnering. Our north star is our Culture Compass that helps us understand the behaviors, values, and ways of working that define our culture today by identifying gaps, areas of growth, and where we need to adjust in order to deliver on our strategy more effectively. Our Culture Contract lays out the explicit behaviors that underlie our core values. It details the commitments we make to one another and the commitments we make as a company to ensure an excellent work experience for all our team members. Our Culture Contract Toolkit is a companion piece that provides many tools to help improve in forming bonds, establishing healthy work/life balance, inclusive leadership, and much more. In alignment with nurturing our culture and reinforcing communication, we launched several new Slack® channels in 2024. Medifast in Motion gives team members a place to share on their health & wellness journeys and the activities they are doing to practice the Habit of Healthy of Motion, whether with their families or their work colleagues. Our Optimal Impact channel gives team members a place to share volunteer activities in which they are participating in either personally or with their work teams, and about community organizations that are important to them. Additionally, we supported several volunteer opportunities aligned with our Healthy Habits For All initiative and amended our volunteer time-off policies to give team members up to 16 paid hours per calendar year to volunteer their time in their community.
Ensuring our organization is united by our values and one team, one mission mindset remains a top priority - helping us stay aligned as we grow and enabling us to prioritize our work, plan for the future, and harness our combined energy to accomplish our company objectives. Our culture narrative is fully embedded in our core human capital processes to ensure our team members understand how their success translates to the success of the greater team and ultimately to an amazing coach and customer experience. Each year we host a program called Coach Encounters, which gives our team members an opportunity to hear directly from our inspiring coaches about their personal journeys as well as how our company supports their work in seeking positive health outcomes for our customers. In 2024, we were once again recognized by U.S. News & Reports as a Best Place to Work in the Food & Drink Industry, a reflection of the work we have done to nurture our culture and support a strong employee experience.
As we have noted, this year more than ever, building transparency and developing communication channels that allow us to cascade information and connect our teams are critical to supporting our people strategy. We leverage our Workplace by Meta platform to connect, collaborate and ignite conversations around topics that matter to us, like wellness. We also have a weekly Pulse newsletter to ensure important initiatives and events are communicated in a timely matter. We continued our quarterly video series from our Chairman & CEO, Dan Chard, to ensure team members hear directly from him about Company performance and progress on key initiatives. In 2024, we added monthly business transformation update posts from Dan Chard in our All-Company Slack channel. Ensuring that our team members hear directly from Dan Chard has been critical to them understanding the progress we are making and how their work fits into the bigger picture.
Recognition remains a key component of our culture. Our #AcedIt program provides team members with a platform to recognize excellent work that supports our business strategy, applauds behaviors that reinforce our cultural values, and fosters a sense of gratitude which are all key components in nurturing strong relationships and building tight-knit communities. #AcedIt allows for both social and point-based recognition and celebrates team members for achieving important milestones in service. We see very strong participation in our #Acedit program with a 93% activation rate and 65% actively using the tool on a monthly basis. Our #AcedIt platform also supports our wellness program, LiveWell, to incentivize greater focus on our team members’ health and wellness. In 2024, we saw strong engagement with LiveWell with over 85% of employees leveraging the tool.
Diversity is one of Medifast’s Core Values. As an organization, we are committed to generating an open dialog with our team members and building a more inclusive work environment that enables all our team members to have a voice. In 2024, we conducted two cycles of our listening initiative, The Loop, which promotes communication transparency, empowers our team leaders to review their employee engagement results and facilitates candid conversations to shape and improve the work experience. In 2024, we added transformation questions, to measure how our team members are experiencing our business evolution and what more we can do to support their success and help them adapt to the changing work demands. We also hosted our annual Culture Week to celebrate the differences that make our community special, which include activities such as a cooking contest and a special Culture Club event to bring team members together.
Nurturing growth and learning are also key elements of our culture. We have a robust technology platform that supports our team members and leaders as they have performance and development conversations each quarter. On demand and 360-feedback are features that launched in 2023 and give us the opportunity to improve our communal ability in giving and receiving feedback. In 2024, we were excited to integrate performance ratings to our PEAK (Performance Management Initiative) process, giving leaders another tool to reinforce accountability, another important core value for our company. Through our learning management system, Optimal Learning, team members have access to online courses such as a Culture Journey learning path to further integrate an understanding of our culture for new team members. Within our supply chain, we have continued our Level Up shadow program, which creates opportunities for our supply chain team members to be cross trained in other areas of the supply chain and learn new skills. This program fosters greater sponsorship of junior talent and an increase of internal mobility. In 2024, we rolled out our Level Up Skills Vault throughout the company. We encouraged team members to use this repository to showcase the skills and strengths that may be leveraged internally for future projects as well as indicate the skills they would like to build muscle around. In 2025, we plan to offer more programming to support increased adoption of the Skills Vault and opportunities for job experimentation. Lastly, in support of nurturing a strong senior leadership team we rolled-out a new senior leader standards guidebook in 2024, which describes skills, competencies, experiences, and internal processes that our senior leaders need to develop as they advance at our company. We also developed a set of norms and behaviors to ensure our senior leaders are showing up in ways that reinforce our culture and promote the ways of working and relationship building that we believe is fundamental to a strong community.
Wellness is not just what we do, it’s who we are, and our commitment to being a best-in-class wellness company starts with providing team members equal access to all our programs and products. Our Employees on Plan program allows our team members to experience the support of a coach, as they tackle their own weight loss journey. Our Wellness Committee oversees a host of programming throughout the year to integrate healthy habits into the lives of our team members, such as incentives through LiveWell, for taking on a step challenge, doing a biometric screening or attending a wellness event among other activities. In 2024, to further support the Healthy Habit of Motion, we launched a new Motion Masters Dance Challenge to encourage team members to adopt a fun way to get their steps in. In 2024, we won the highest-level Well Workplace Award, Platinum, from the Wellness Council of America, as well as the 2024 Gold Workplace Well-being Award for Making a Difference from Aetna, and was recognized at the Exemplar level by Healthiest Maryland Businesses.
In addition to our team members, our Human Capital also includes our independent contractor OPTAVIA coaches. They support our customers and market our products and services primarily through word of mouth, email and via social media channels such as Facebook, Instagram, X, and video conferencing platforms. The more OPTAVIA coaches we have, the more customers we can serve. The total number of active earning OPTAVIA coaches as of December 31, 2024 was 27,100.

Information Systems & Technology
We have adopted a cybersecurity framework that, where appropriate, aligns with the National Institute of Standards and Technology's ("NIST") Cybersecurity Framework, and we have maintained systems that, where appropriate, are Payment Card Industry Data Security Standard compliant ("PCI") under current standards.
Our websites use commercially developed software which are hosted by data center colocation and cloud service providers. The hosting facilities provide carrier-diverse network connectivity, information security technologies, redundant and emergency power, fire prevention and control, and physical security. We continuously monitor our information systems and infrastructure, and have sufficient policies and committees in place to evaluate if and when an incident occurs and becomes material. We also use redundant carrier-diverse networks to interconnect our corporate locations. We annually evaluate SSAE 18 compliance of key third party service organizations by reviewing relevant System and Organization Controls (SOC) reports. Where applicable, we also review service provider PCI compliance annually.
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
ITEM 1A. RISK FACTORS
You should consider carefully the following risks and uncertainties when reading this Report. If any of the events described below actually occur, the Company’s business, financial condition, and operating results could be materially adversely affected. You should understand that it is not possible to predict or identify all such risks and uncertainties. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.
Risks Related to Our Business
The weight management industry is highly competitive and the development and acceptance of weight-loss medicines and other products could result in decreased demand for our services and products.
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
General global economic downturns and macroeconomic trends, including the possibility of heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, may result in unfavorable conditions that could negatively affect consumer spending and demand for our products, and exacerbate some of the other risks that affect our business, financial condition and results of operations. For example, economic forces, including changes in disposable consumer income and/or reductions in discretionary spending, unemployment levels, labor shortages, demographic trends, inflation and consumer confidence in the economy, may cause consumers to defer or decrease purchases of our products which could adversely affect our revenue, gross profit, and/or our overall financial condition and operating results.
The success of our business is dependent on our ability to maintain and grow our network of OPTAVIA coaches.
We consider our number of active earning OPTAVIA coaches and average quarterly revenue per active earning OPTAVIA coach to be key indicators of our financial performance and condition. As of December 31, 2024, the Company had 27,100 total active earning OPTAVIA coaches as compared to 30,000 as of September 30, 2024 and 41,100 as of December 31, 2023. If we are unable to reverse the downtrend of the number of active earning coaches, which has been declining since Q3 2022, or revenue per active earning coach, which has been declining since Q2 2023, our future revenue and operating results will continue to be adversely affected, as we believe that the success of the Company depends on the success of our OPTAVIA coaches.
Additionally, OPTAVIA coaches are subject to high turnover, and we depend on our network of OPTAVIA coaches to continually grow their businesses by supporting customers and attracting, training and motivating new OPTAVIA coaches. Our failure to provide the business essentials, education, and competitive compensation necessary to motivate OPTAVIA coaches to grow their businesses will adversely affect our future growth and operating results. The growth and sustainability of our network of OPTAVIA coaches is also subject to risks which may be outside of our control. These include: potential misconduct or improper claims by OPTAVIA coaches; negative public perceptions of multi-level marketing; general economic conditions; failure to develop innovative products to meet consumer demands; adverse opinions of our products, services, or industry; and regulatory actions against our Company, competitors in our industry, or other direct selling companies.
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
We may be subject to challenges by government regulators regarding our direct selling model. Legal and regulatory requirements concerning the direct selling industry generally do not include “bright line” rules and are inherently fact-based and subject to interpretation. As a result, regulators and courts have discretion in their application of these laws and regulations, and the enforcement or interpretation of these laws and regulations by government agencies or courts can change. Additionally, the direct selling industry is also under regular scrutiny by the Direct Selling Self-Regulatory Council, which is one of the Better Business Bureau's National Programs, and other non-profit organizations. These organizations identify perceived violations of laws and regulations by direct sellers in an effort to force companies to change their practices. If companies do not voluntarily modify practices identified by these reviewing entities, they may report the perceived violations to law enforcement agencies.
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
We manufacture and produce a portion of our products, which account for approximately 40% of our total unit sales, at our manufacturing facility in Owings Mills, Maryland. As a result, we are dependent upon the uninterrupted and efficient operation of this manufacturing facility. The operations at this facility may be disrupted by a number of factors, including the following:
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
We rely on software, hardware, network systems, including cloud-based technology, that is either developed by us or licensed from or maintained by third parties to operate our websites. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. The integrity of our technology may also be compromised as a result of third-party cyber-attacks, such as hacking, spear phishing campaigns and denial of service attacks, which are increasingly negatively impacting companies. In addition, our operations depend on our ability to protect our information technology systems against damage from third-party cyber-attacks, fire, power loss, water, earthquakes, telecommunications failures, and similar unexpected adverse events. Interruptions in our websites, services and products, or network systems could result from unknown technical defects, insufficient capacity or the failure of our third-party providers to provide continuous and uninterrupted service. While we maintain disaster recovery capabilities to return to normal operation in a timely manner, we do not have a fully redundant system that includes an instantaneous recovery capability.
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
We currently rely on a combination of trademark and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights, including our brand. Because our business relies heavily on a direct-to-consumer business model, our brand is an important element of our business strategy. If we fail to successfully enforce our intellectual property rights, the value of our brand, services and products could be diminished and our business may suffer. Additionally, failure to protect our intellectual property could result in the entry of a competitor into the market. Our precautions may not prevent misappropriation of our intellectual property by state actors, competitors, or individuals or groups that are or are not affiliated with the Company. Any legal action that we may bring to protect our brand and other intellectual property could be unsuccessful and expensive and could divert management’s attention from other business concerns. In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property, especially in Internet-related businesses, are uncertain and evolving. We cannot assure you that these evolving legal standards will sufficiently protect our intellectual property rights in the future.
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
Changes in consumer tastes and preferences away from our pre-packaged food and support and coaching services, and any failure to provide innovative responses to these changes, may have a materially adverse impact on our business, financial condition, operating results, cash flows and prospects. Our success is also dependent on our food innovation including maintaining a robust array of food items and improving the quality of existing items. If we do not continually expand our food items or provide customers with items that are desirable in taste and quality, our business could be harmed. Additionally, we anticipate competition from other companies that provide telehealth services associated with weight management, and certain of these competitors have greater financial and other resources than us and have operations in therapeutic or other areas where we may seek to expand in the future.
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
Our industry is subject to federal, state, and other governmental regulations. Certain federal and state agencies, such as the FTC and the U.S. states’ consumer protection agencies, regulate and enforce laws relating to advertising, disclosures to consumers, privacy, consumer pricing and billing arrangements and other consumer protection matters. A determination by a federal or state agency, or a court, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions of our business operations. Some advertising practices in the weight loss industry have led to investigations from time to time by the FTC and other governmental agencies. Many companies in the weight loss industry, including our predecessor businesses, have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. In 2009, the FTC promulgated nonbinding Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Endorsement Guides”) which explained what endorsement practices the FTC views as being unfair or deceptive acts or practices. In 2020, the FTC sought public comments on whether the Endorsement Guides should be amended. The last time the FTC sought similar public comments led to a major revision of the Endorsement Guides. Consequently, the FTC could bring an enforcement action based on practices that are inconsistent with the current Endorsement Guides as it considers revisions. Under the current Endorsement Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the typical results that consumers can generally expect. We cannot be sure that the FTC will not challenge our advertising or other operations in the future, which could have a material adverse impact on our business.
Other aspects of our industry are also subject to government regulation. For example, the labeling and distribution of food products, including dietary supplements, are subject to strict USDA and FDA requirements and food manufacturers are subject to rigorous inspection and other requirements of the USDA and FDA, and companies operating in foreign markets must comply with those countries’ requirements for proper labeling, controls on hygiene, food preparation, and other matters. If federal, state, local, or foreign regulation of our industry increases for any reason, then we may be required to incur significant expenses, as well as modify our operations to comply with new regulatory requirements, which could harm our operating results. Additionally, remedies available in any potential administrative or regulatory actions may include product recalls and require us to refund amounts paid by all affected customers or pay other damages, which could be substantial.
Laws and regulations directly applicable to communications, operations or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are more prevalent and remain unsettled. If we are required to comply with new laws or regulations or new interpretations of existing laws or regulations, or if we are unable to comply with these laws, regulations, or interpretations, our business could be adversely affected.

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
General Risk Factors
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
On December 13, 2023, we announced that the Company updated its capital allocation priorities following a thorough review, and decided to discontinue the Company’s quarterly cash dividend. Our Board of Directors periodically reviews our capital allocation strategy to ensure that it is in the best interest of our stockholders and is in compliance with all applicable laws and agreements. Our capital allocation strategy may change from time to time, and we cannot provide any assurance that we will declare dividends in the future or in any particular amounts. The 2023 discontinuation of our dividend payments could have a negative effect on our stock price.
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

ITEM 2. PROPERTIES
The Company leases office space in Baltimore, Maryland which serves as our corporate headquarters. The corporate headquarters’ lease expires in February 2026. In January 2020, the Company entered into a lease for a satellite office in Lehi, Utah, which expires in December 2026. In May 2021, the Company entered into a lease for our product innovation research center in Owings Mills, Maryland which expires in February 2029.
The Company owns a 49,000 square-foot manufacturing facility in Owings Mills, Maryland, and a 100,000 square-foot distribution facility in Ridgley, Maryland. The Company has listed the Ridgely, Maryland building and land for sale, and expects to sell the land and building in 2025. The Company outsources a domestic distribution center in Haltom City, Texas and the facility lease expires January 2029. In April 2021, the Company entered into a lease for a distribution center in Havre De Grace, Maryland. The distribution center lease expires in August 2026.
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

Dividends

While historically the Company declared and paid dividends on the Company’s common stock, in December 2023, it announced the discontinuation of dividends to support investments in technology and future growth. Declaration and payment of dividends on the Company’s common stock are subject to the discretion of our board of directors and compliance with applicable laws. The decision to declare and pay dividends in the future will depend on general business conditions, the effect of such payments on our financial condition and other factors the Company’s board of directors consider relevant.

Holders
There were approximately 66 record holders of the Company’s common stock as of February 11, 2025. This number does not include beneficial owners of our securities held in the name of nominees.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance under our equity compensation plans, which information is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchases of common stock for the three months ended December 31, 2024:

2024	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	79	$19.22	—	1,323,568
November 1 - November 30	—	—	—	1,323,568
December 1 - December 31	—	—	—	1,323,568
____________________
(1)All of the shares of the Company’s common stock reflected in this column were surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock and performance-based share awards previously granted to such employees and directors.
(2)At the outset of the quarter ended December 31, 2024, there were 1,323,568 shares of the Company's common stock eligible for repurchase under the repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
As of December 31, 2024, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.
Performance Graph
The following line graph compares the yearly percentage change in the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) for the last five fiscal years to that of the Standard & Poor’s 600 Consumer Staples Index and the Company’s selected peer group.

Comparison of 5 Year Cumulative Total Return*
Medifast
Benchmarking Peer Group
S&P 600 Consumer Staples
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	2020	2021	2022	2023	2024
Medifast, Inc.	$186.18	$203.61	$117.46	$72.43	$18.98
Benchmarking Peer Group	140.71	158.05	106.53	101.38	98.16
S&P 600 Consumer Staples	111.14	143.15	133.89	153.95	155.83

Medifast, Inc. Peer Group
1-800-flowers.com	McCormick & Company, Inc.
B&G Foods, Inc.	Nu Skin Enterprises, Inc.
BellRing Brands, Inc.	Spectrum Brands Holdings, Inc.
Duluth Holdings Inc.	The Hain Celestial Group, Inc.
Edgewell Personal Care Company	The Simply Good Foods Co.
Etsy, Inc.	Tupperware Brands Corp.
Herbalife Nutrition Ltd.	USANA Health Sciences, Inc.
Inter Parfums, Inc.	WW International, Inc.
ITEM 6. [RESERVED]
Not applicable.
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
Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a point in time accounted for substantially all of our revenue for the years ended December 31, 2024, 2023, and 2022. Revenue on these contracts is recognized when the obligations under the terms of the contract with our customer are satisfied.
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
Amounts billed to customers for shipping and handling activities are treated as a promised service performance obligation and are recorded as revenue in our Consolidated Statements of Operations upon fulfillment of the performance obligation. Shipping and handling costs incurred by the Company for the delivery of products to customers are considered a cost to fulfill the contract and are included in cost of sales in our Consolidated Statements of Operations.
We expense OPTAVIA coach compensation and credit card fees during the period in which the corresponding revenue is earned. These costs are recorded in selling, general and administrative expense in our Consolidated Statements of Operations.
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
BACKGROUND
Medifast is the 40+ year old health and wellness company known for its habit-based and coach-guided lifestyle solution OPTAVIA which provides people with a simple, yet comprehensive approach to address obesity and support a healthy life. OPTAVIA provides unparalleled coaching support along with community, tailored nutrition and healthy habits and empowers people to master their weight loss journey through each stage of life. Through the company’s collaboration with national virtual primary care provider LifeMD® and its affiliated medical group, customers now have access to GLP-1 medications where clinically appropriate. The Company continues to innovate and build upon its scientific and clinical heritage to fulfill its mission of offering the world Lifelong Transformation, Making a Healthy Lifestyle Second Nature. Our product sales accounted for approximately 96.8%, 97.5% and 97.2% of our revenues in each of 2024, 2023, and 2022, respectively. We review and analyze a number of key operating and financial metrics to manage our business, including the number of active earning OPTAVIA coaches and average quarterly revenue generated per active earning OPTAVIA coach. The number of active earning OPTAVIA coaches decreased by approximately 34.1% to 27,100 as of December 31, 2024 from December 31, 2023, and the average revenue per active earning OPTAVIA coach was $4,391 for the quarter ended December 31, 2024.
Our OPTAVIA business unit accounted for all of our revenues for each the years ended 2024, 2023 and 2022. We have operated and reported as a single sales segment, OPTAVIA, since 2018. By maintaining our commitment to building capabilities in the areas that matter most to our OPTAVIA coaches and customers within the OPTAVIA channel, we believe our strong financial foundation, flexible model and variable cost structure coupled with disciplined growth initiatives position Medifast for the current environment and the future.

CONSOLIDATED RESULTS OF OPERATIONS - 2024 COMPARED TO 2023
The following table reflects our Consolidated Statements of Operations for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	2024	2023	$ Change	% Change

Revenue	$602,463	$1,072,054	$(469,591)	(43.8)%
Cost of sales	157,840	296,204	(138,364)	(46.7)%
Gross Profit	444,623	775,850	(331,227)	(42.7)%

Selling, general, and administrative	441,745	649,448	(207,703)	(32.0)%

Income from operations	2,878	126,402	(123,524)	(97.7)%

Other income
Interest income	4,804	2,490	2,314	92.9%
Other expense	(3,895)	(95)	(3,800)	(4,000.0)%
	909	2,395	(1,486)	62.0%

Income before provision for income taxes	3,787	128,797	(125,010)	(97.1)%

Provision for income taxes	1,696	29,382	(27,686)	(94.2)%

Net income	$2,091	$99,415	$(97,324)	(97.9)%

% of revenue
Gross Profit	73.8%	72.4%
Selling, general, and administrative	73.3%	60.6%
Income from Operations	0.5%	11.8%
Revenue: Revenue decreased $469.6 million, or 43.8%, to $602.5 million in 2024 from $1.1 billion in 2023. The year-over-year decline in revenue was primarily driven by a decrease in the number of active earning OPTAVIA coaches and lower coach productivity, and a $9.1 million impact from a timing difference related to changes in the Company’s sales order terms and conditions with its customers realized in the first quarter of 2023. The total number of active earning OPTAVIA coaches for the three months ended December 31, 2024 decreased to 27,100 from 41,100 for the corresponding period in 2023, a decrease of 34.1%. The average revenue per active earning OPTAVIA coach decreased 5.5% to $4,391 for the three months ended December 31, 2024 from $4,648 for the three months ended December 31, 2023. The decrease in the revenue per active earning OPTAVIA coach for the quarter was driven by continued pressure on customer acquisition.
Costs of Sales: Cost of sales decreased $138.4 million, or 46.7%, to $157.8 million in 2024 from $296.2 million in 2023. The decrease in cost of sales was primarily driven by an approximately $123.9 million decrease due to lower sales volumes, $5.3 million decrease in inventory donations, and $4.7 million of efficiencies in inventory management.
Non-GAAP adjusted cost of sales were $155.3 million for 2024, a decrease of $140.9 million, or 47.6%, as compared to $296.2 million for 2023. Non-GAAP adjusted cost of sales excludes expenses in connection with the restructuring of certain external manufacturing agreements. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Gross Profit: In 2024, gross profit decreased $331.2 million, or 42.7%, to $444.6 million from $775.9 million in 2023. The decrease in gross profit was primarily attributable to lower revenue. As a percentage of sales, gross profit increased 140 basis points to 73.8% for 2024 from 72.4% for 2023.

Non-GAAP adjusted gross profit was $447.2 million for 2024, a decrease of $328.6 million, or 42.4%, as compared to $775.9 million for 2023. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Selling, General and Administrative: Selling, general and administrative (“SG&A”) expenses were $441.7 million in 2024, a decrease of $207.7 million, or 32.0%, as compared to $649.4 million in 2023, primarily due to a $188.7 million decrease in OPTAVIA coach compensation due to lower sales volumes, a $13.8 million decrease in employee compensation, a $9.7 million decrease in credit card fees, and a $7.1 million decrease in costs for coach-related events. These decreases are partially offset by $22.9 million of customer led acquisition costs and $12.5 million of supply chain optimization costs. As a percentage of sales, SG&A expenses were 73.3% for 2024 as compared to 60.6% for 2023, primarily due to a 330 basis point increase for our company led acquisition efforts, a 330 basis point increase for loss of leverage on employee compensation, a 160 basis point increase due to loss of leverage on fixed costs, and a 200 basis point increase due to supply chain optimization efforts. SG&A expenses included research and development costs of $4.6 million and $4.6 million for 2024 and 2023, respectively, in connection with the development of new products and programs and clinical research activities.
Non-GAAP adjusted SG&A expenses were $424.2 million for 2024, a decrease of $217.7 million, or 33.9%, as compared to $641.9 million for 2023. Non-GAAP adjusted SG&A expenses exclude expenses in connection with the Company's supply chain optimization and costs for the LifeMD Collaboration. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Income from operations: Income from operations in 2024 decreased $123.5 million to $2.9 million from $126.4 million in 2023 primarily as a result of decreased gross profit, partially offset by decreased SG&A expenses. Income from operations as a percentage of sales decreased to 0.5% for 2024 as compared to 11.8% for 2023 due to the factors described above in the explanations for gross profit and SG&A expenses.
Non-GAAP adjusted income from operations in 2024 decreased to $23.0 million from $134.0 million in 2023. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Provision for income taxes: For 2024, the Company recorded $1.7 million in income tax expense, an effective tax rate of 44.8%, as compared to $29.4 million in income tax expense and an effective tax rate of 22.8%, for 2023. The increase in the effective tax rate for 2024 as compared to 2023 was primarily driven by the 18.3% impact of state taxes and the 23.3% impact of the tax shortfall for stock compensation, partially offset by the 17.9% reduction from the impact of research and development tax credits, all of which were magnified by the near break-even pre-tax income position in the current year.
Non-GAAP adjusted income tax provision was $7.7 million for 2024, an effective tax rate of 27.7%, compared to $31.1 million in 2023, an effective tax rate of 22.8%. The increase in the effective tax rate for 2024 as compared to 2023 was primarily driven by the 4.6% impact of state taxes and the 3.1% impact of the tax shortfall for stock compensation, partially offset by a 1.7% reduction from the impact of research and development tax credits and 1.2% from the impact of from the limitation for executive compensation. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Net income: Net income was $2.1 million, or $0.19 per diluted share, in 2024 as compared to $99.4 million, or $9.10 per diluted share, in 2023. The period-over-period changes were driven by the factors described above in the explanations from operations.
Non-GAAP adjusted net income was $20.2 million or $1.84 per diluted share for 2024 as compared to $105.2 million or $9.64 per diluted share for 2023. The period-over-period changes were driven by the factors described above in the Non-GAAP explanations from operations. Refer to the section titled “Non-GAAP Financial Measures” below for a reconciliation of each of Non-GAAP financial measures to its most comparable GAAP financial measure.
Additionally, refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2023 compared to fiscal year 2022.
Non-GAAP Financial Measures

In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in this annual report, our quarterly earnings press release, and other public disclosures. The following GAAP financial measures have been presented on an as-adjusted basis: cost of sales, gross profit, SG&A expenses, income from operations, other income, provision for income taxes, net income, and diluted earnings per share. Each of these as-adjusted financial measures excludes the impact of certain amounts related to supply chain optimization and restructuring of external manufacturing agreements, unrealized gains or losses on our investment in LifeMD common stock, and the LifeMD collaboration as further identified below and have not been calculated in accordance with GAAP. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is included below. These non-GAAP financial measures are not intended to replace GAAP financial measures.
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
The following tables reconcile the non-GAAP financial measures included in this report (in thousands, except per share amounts):

	Year Ended December 31, 2024
	GAAP	Supply Chain Optimization and Restructuring of External Manufacturing Agreements	Unrealized Loss on Investment in LifeMD Common Stock	LifeMD Collaboration Costs	Non-GAAP
Cost of sales	$157,840	$(2,579)	$—	$—	$155,261
Gross profit	444,623	2,579	—	—	447,202
Selling, general, and administrative	441,745	(12,502)	—	(5,000)	424,243
Income from operations	2,878	15,081	—	5,000	22,959
Other income	909	—	4,089	—	4,998
Provision for income taxes	1,696	3,770	1,022	1,250	7,738
Net income	2,091	11,311	3,067	3,750	20,219
Diluted earnings per share (1)	0.19	1.03	0.28	0.34	1.84

	Year Ended December 31, 2023
	GAAP	IT and Supply Chain Optimization	LifeMD Collaboration Costs	Non-GAAP
Cost of sales	$296,204	$—	$—	$296,204
Gross profit	775,850	—	—	775,850
Selling, general, and administrative	649,448	(2,555)	(5,000)	641,893
Income from operations	126,402	2,555	5,000	133,957
Other income	2,395	—	—	2,395
Provision for income taxes	29,382	583	1,141	31,106
Net income	99,415	1,972	3,859	105,246
Diluted earnings per share (1)	9.10	0.18	0.35	9.64
(1) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources
The Company had stockholders’ equity of $210.1 million and working capital of $150.2 million at December 31, 2024 compared with $201.5 million and $131.7 million at December 31, 2023. The $8.6 million net increase in stockholders’ equity reflects $2.1 million in net income for 2024 and $7.4 million for shared-based compensation offset by other equity transactions described in the Consolidated Statements of Changes in Stockholders’ Equity included in our consolidated financial statements included in this report. The Company’s cash, cash equivalents and investment securities increased to $162.3 million at December 31, 2024 from $150.0 million at December 31, 2023. In December 2023, the Company’s board of directors determined to change the Company’s capital allocation priorities and discontinued the Company’s quarterly cash dividend to support investments in technology and future growth. The decision to declare and pay dividends in the future will depend on general business conditions, the effect of such payments on our financial condition and other factors the Company’s board of directors consider relevant.
Net cash provided by operating activities decreased $123.2 million to $24.5 million for 2024 from $147.7 million for 2023 primarily as a result of a $97.3 million decrease in net income and adjustments to reconcile net income to cash provided by operating activities.
Net cash used in investing activities was $26.5 million for 2024 as compared to $61.0 million for 2023. This year-over-year change resulted primarily from a $22.3 million increase in proceeds from sale and maturities of investment securities and a $13.2 million decrease in cash used in the purchase of investment securities for 2024 as compared to 2023.
Net cash used in financing activities decreased $78.3 million to $1.5 million for 2024 from $79.8 million for 2023. This decrease was primarily due to a $72.3 million decrease in cash dividends paid to stockholders, a $3.6 million decrease in stock repurchases, and a $2.5 million decrease in net shares repurchased for employee taxes for 2024 as compared to 2023.
The Company is currently investing in new growth initiatives which have the potential to impact liquidity in future periods. The Company’s current growth initiatives, which are primarily comprised of Company-led marketing activities, new product development and the Company’s Medically Supported Weight Loss collaboration with LifeMD, do not require any material contractual commitments or capital expenditures in future periods. Since the future costs of these endeavors are variable in nature and will be scaled at the discretion of management, we do not believe there is any significant impact on our liquidity or capital resources
In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and financing activities.
From time to time the Company evaluates potential acquisitions that complement our business. If consummated, any such transactions may use a portion of our working capital or require the issuance of equity or debt. We have no present understandings, commitments or agreements with respect to any material acquisitions.
On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. On May 31, 2022, the Credit Agreement was amended to increase the borrowing capacity and convert the interest rate to be based on SOFR, from LIBOR (the “Amended Credit Agreement”). The Amended Credit Agreement provided for a $225.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. On October 30, 2024, the Company terminated its Amended Credit Agreement with Citibank, N.A. The Company had no borrowings under the Amended Credit Agreement, inclusive of the credit facility and letter of credit sublimit as of the termination date.
Contractual Obligations and Commercial Commitments
The Company had the following contractual obligations with a remaining term in excess of one year as of December 31, 2024 (in thousands):

	2025	2026 - 2027	2028 - 2029	Thereafter	Total
Operating leases (a)	$6,462	$7,336	$2,858	$—	$16,656
Unconditional purchase obligations (b)	4,458	5,784	579	—	10,821
Total contractual obligations	10,920	13,120	3,437	—	27,477
____________________

(a)The Company has operating leases in place for leased corporate offices, warehouses, and certain equipment.
(b)The Company has unconditional purchase obligations primarily for inventories and outsourced information technology.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes other than strategic investments.
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment in money market securities, government and agency securities, and corporate bonds. Other than for strategic investments, its current investment policy is to maintain an investment portfolio consisting of corporate bonds and U.S. money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at December 31, 2024, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments. There were no material changes in the Company's market risk exposure related to changes in interest rates and market pricing impacting our investments from the year ended December 31, 2023.
The Company is exposed to market risk related to price fluctuations in equity markets related to its investment in LifeMD common stock, purchased in December of 2023. If equity prices were to decrease immediately and uniformly by 10% from levels at December 31, 2024, the Company estimates that the fair value of the Company investment would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected by any significant degree by the effect of a change in market conditions on our investment. There were no material changes in the Company's market risk exposure related to the investment in LifeMD common stock from the year ended December 31, 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Medifast, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Medifast, Inc.’s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements of the Company and our report dated February 18, 2025, expressed an unqualified opinion.
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
February 18, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Medifast, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Medifast, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 18, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Income Taxes
As described in Notes 2 and 11 of the financial statements, the Company operates in multiple markets in the U.S. using an e‑commerce platform and a direct selling network of OPTAVIA coaches. The Company’s provision for income taxes is impacted based on interpretations of U.S. federal and various state and local income tax laws. Management prepared the Company’s provision for income taxes using significant judgment when interpreting the provisions of federal, state and local tax regulations and assessed the positions taken as a result of these considerations as to whether or not the amount of benefit recorded would be more likely than not to be sustained upon examination.
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
•We involved our specialized tax professionals to assist in evaluating the application of federal regulations and state and local tax positions. Our specialists considered the interpretations of federal regulations, state and local tax positions, and other tax positions requiring significant judgment, made an independent assessment of such positions and related calculations and then compared them to the Company’s recorded positions.
•We tested the accuracy and completeness of the data and inputs used to calculate the effective federal and state tax rates, current provision calculations and deferred tax assets/liabilities.

/s/ RSM US LLP
We have served as the Company's auditor since 2010.
Baltimore, Maryland
February 18, 2025

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2024, 2023 and 2022
(U.S. dollars in thousands, except per share amounts & dividend data)

	2024	2023	2022

Revenue	$602,463	$1,072,054	$1,598,577
Cost of sales	157,840	296,204	458,163
Gross profit	444,623	775,850	1,140,414

Selling, general, and administrative	441,745	649,448	955,608

Income from operations	2,878	126,402	184,806

Other income (expense)
Interest income (expense)	4,804	2,490	(701)
Other expense	(3,895)	(95)	(46)
	909	2,395	(747)

Income before provision for income taxes	3,787	128,797	184,059

Provision for income taxes	1,696	29,382	40,491

Net income	$2,091	$99,415	$143,568

Earnings per share - basic	$0.19	$9.13	$12.82

Earnings per share - diluted	$0.19	$9.10	$12.73

Weighted average shares outstanding
Basic	10,930	10,884	11,195
Diluted	10,963	10,921	11,276

Cash dividends declared per share	$—	$4.95	$6.56
The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2024, 2023 and 2022
(U.S. dollars in thousands)

	2024	2023	2022

Net income	$2,091	$99,415	$143,568
Other comprehensive (loss) income, net of tax:
Foreign currency translation	47	(72)	(67)
Unrealized (losses) gains on investment securities	(115)	296	(20)
Other comprehensive (loss) income	(68)	224	(87)

Comprehensive income	$2,023	$99,639	$143,481

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2024 and 2023
(U.S. dollars in thousands, except par value)

	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$90,928	$94,440
Inventories, net	42,421	54,591
Investments	71,416	55,601
Income taxes, prepaid	—	8,727
Prepaid expenses and other current assets	9,639	10,670
Total current assets	214,404	224,029

Property, plant and equipment - net of accumulated depreciation	37,527	51,467
Right-of-use assets	11,155	15,645
Other assets	9,667	14,650
Deferred tax assets, net	11,460	4,117

TOTAL ASSETS	$284,213	$309,908

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$56,494	$86,415
Income taxes payable	1,485	—
Current lease obligations	6,182	5,885
Total current liabilities	64,161	92,300

Lease obligations, net of current lease obligations	9,943	16,127
Total liabilities	74,104	108,427

Commitments (Note 12)

Stockholders' Equity
Common stock, par value 0.001 per share: 20,000 shares authorized;
10,938 and 10,896 issued and outstanding
at December 31, 2024 and December 31, 2023	11	11
Additional paid-in capital	33,136	26,573
Accumulated other comprehensive income	180	248
Retained earnings	176,782	174,649
Total stockholders' equity	210,109	201,481

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$284,213	$309,908
The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2024, 2023 and 2022
(U.S. dollars in thousands)

	2024	2023	2022

Operating Activities
Net income	$2,091	$99,415	$143,568
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	12,707	13,107	10,980
Non-cash lease expense	4,490	4,607	6,098
Share-based compensation	7,363	8,188	11,053
Loss on sale of disposal of property, plant and equipment	89	1,172	2,130
Realized gain on sale of investment securities	(95)	—	—
Amortization of (discount) premium on investment securities	(799)	(169)	14
Deferred income taxes	(7,403)	1,211	(924)
Unrealized loss (gain) on equity investment securities	4,089	(150)	—
Non-cash charges for supply chain optimization	11,689	—	—
Change in operating assets and liabilities:
Inventories	12,170	64,265	61,187
Income taxes	10,212	(9,155)	1,373
Prepaid expenses and other current assets	2,471	5,567	97
Other assets	396	(4,694)	(3,412)
Accounts payable and accrued expenses	(34,994)	(35,707)	(37,594)
Net cash flow provided by operating activities	24,476	147,657	194,570

Investing Activities
Purchase of investment securities	(46,595)	(59,756)	—
Proceeds from sale and maturities of investment securities	27,529	5,192	5,267
Purchase of property and equipment	(7,454)	(6,483)	(16,681)
Net cash flow used in investing activities	(26,520)	(61,047)	(11,414)

Financing Activities
Options exercised by executives and directors	36	188	—
Net shares repurchased for taxes	(836)	(3,358)	(1,516)
Cash dividends paid to stockholders	(715)	(73,017)	(71,620)
Stock repurchases	—	(3,602)	(126,445)
Net cash flow used in financing activities	(1,515)	(79,789)	(199,581)

Foreign currency impact	47	(72)	(67)

Increase (Decrease) in cash and cash equivalents	(3,512)	6,749	(16,492)
Cash and cash equivalents - beginning of the period	94,440	87,691	104,183
Cash and cash equivalents - end of period	$90,928	$94,440	$87,691

Supplemental disclosure of cash flow information
Income taxes (refunded) paid	$(1,617)	$34,255	$37,212
Dividends included in accounts payable and accrued expenses	$648	$1,407	$19,641
The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2024, 2023 and 2022
(U.S. dollars in thousands)

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance, January 1, 2022	11,594	$12	$12,018	$111	$190,333	$—	$202,474

Net income	—	—	—	—	143,568	—	143,568
Share-based compensation	20	—	11,053	—	—	—	11,053
Net shares repurchased for taxes	(9)	—	(1,516)	—	—	—	(1,516)
Treasury stock from stock repurchases	—	—	—	—	—	(126,445)	(126,445)
Treasury stock retired from stock repurchases	(677)	(1)	—	—	(120,047)	120,047	(1)
Other comprehensive loss	—	—	—	(87)	—	—	(87)
Cash dividends declared to stockholders	—	—	—	—	(74,002)	—	(74,002)

Balance, December 31, 2022	10,928	$11	$21,555	$24	$139,852	$(6,398)	$155,044

Net income	—	—	—	—	99,415	—	99,415
Share-based compensation	76	—	8,188	—	—	—	8,188
Options exercised by executives and directors	7	—	188	—	—	—	188
Net shares repurchased for taxes	(31)	—	(3,358)	—	—	—	(3,358)
Treasury stock from stock repurchases	—	—	—	—	—	(3,602)	(3,602)
Treasury stock retired from stock repurchases	(84)	—	—	—	(10,000)	10,000	—
Other comprehensive income	—	—	—	224	—	—	224
Cash dividends declared to stockholders	—	—	—	—	(54,618)	—	(54,618)

Balance, December 31, 2023	10,896	$11	$26,573	$248	$174,649	$—	$201,481

Net income	—	—	—	—	2,091	—	2,091
Share-based compensation	60	—	7,363	—	—	—	7,363
Options exercised by directors	1	—	36	—	—	—	36
Net shares repurchased for taxes	(19)	—	(836)	—	—	—	(836)
Other comprehensive loss	—	—	—	(68)	—	—	(68)
Forfeiture of dividends on unvested awards	—	—	—	—	42	—	42

Balance, December 31, 2024	10,938	$11	$33,136	$180	$176,782	$—	$210,109
The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2024, 2023, and 2022
1.NATURE OF THE BUSINESS
Medifast, Inc. (the “Company” or “Medifast”) is a Delaware corporation, incorporated in 1989. The Company’s operations are primarily conducted through its wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA LLC, Jason Enterprises, Inc., Jason Properties, LLC, OPTAVIA (Hong Kong) Limited, and OPTAVIA Health Consultation (Shanghai) Co., Ltd. Medifast is the health and wellness company known for its habit-based and coach-guided lifestyle solution OPTAVIA. The Company has one modern, United States Food and Drug Administration (the “FDA”) approved manufacturing facility located in Owings Mills, Maryland.
Medifast sells a variety of weight loss, weight management and healthy living products all based on our proprietary formulas under the OPTAVIA, OPTAVIA ACTIVE, and Optimal Health brands. The Company’s product line includes approximately 79 consumable options, including, but not limited to, bars, puffs, cereal, crunchers, drinks, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups. Medifast’s nutritional products are formulated with high-quality ingredients. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.
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
Cash and Cash Equivalents - Cash and cash equivalents consist of cash on deposit in financial institutions, institutional money funds and other short-term investments with a maturity of 90 days or less at the time of purchase. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $4.8 million as of December 31, 2024, and $3.7 million as of December 31, 2023.
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
Equity investments with readily determinable fair values are those securities in which the Company has no control or significant influence and is not the primary beneficiary. The securities are stated at fair value based on a quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs (Level 1). Gains and losses are recorded in other income (expense), net on the accompanying Consolidated Statements of Operations.
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
(1)The depreciation life for leasehold improvements is the lesser of the estimated useful life or the term of the related lease.
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
Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a point in time accounted for substantially all of our revenue for the years ended December 31, 2024, 2023, and 2022. Revenue on these contracts is recognized when the obligations under the terms of the contract with our customer are satisfied.

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
Shipping and handling costs
Amounts billed to customers for shipping and handling activities are treated as a promised service performance obligation and are recorded in revenue in the accompanying Consolidated Statements of Operations upon fulfillment of the performance obligation. Shipping and handling costs incurred by the Company for the delivery of products to customers are considered a cost to fulfill the contract and are included in cost of sales in the accompanying Consolidated Statements of Operations.
Contract costs
We expense OPTAVIA coach compensation and credit card fees during the period in which the corresponding revenue is earned. These costs are recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.
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
Advertising Costs - Advertising costs are expensed as incurred. They are recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations. Advertising expense, excluding agency fees, for the years ended December 31, 2024, 2023 and 2022, amounted to $14.1 million, $3.4 million and $1.7 million, respectively.
Research and Development - The Company incurs research and development costs in connection with the development of new products and programs and clinical research activities, which are expensed as incurred. They are recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations. The Company incurred $4.6 million, $4.6 million, $4.5 million in research and development expense for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Accounting Pronouncements - Adopted in 2024
In June 2022, the FASB issued Accounting Standards Update ("ASU") 2022-03—Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions to (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption was permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company adopted the standard during the quarter ended March 31, 2024. The adoption of the standard had no material impact on the Company’s consolidated financial statements.
In November 2023, the FASB issued Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. ASU 2023-07 is effective for public business entities for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted the standard during the quarter ended December 31, 2024. The Company's segment disclosures are reported in Footnote 15.
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

3.INVENTORIES
Inventories consisted of the following (in thousands):

	December 31, 2024	December 31, 2023

Raw materials	$6,704	$7,944
Packaging	1,429	1,962
Non-food finished goods	2,031	3,703
Finished goods	33,702	43,248
Reserve for obsolete inventory	(1,445)	(2,266)
Total	$42,421	$54,591
4.PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Land	$345	$565
Building and improvements and leasehold improvements	21,348	24,499
Equipment and fixtures	44,907	50,344
Software	29,210	23,270
Vehicles	58	95
Property, plant and equipment - gross	95,868	98,773
Less: accumulated depreciation	(58,341)	(47,306)
Property, plant and equipment - net	$37,527	$51,467
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $17.4 million, $10.0 million and $7.9 million, respectively. Refer to Footnote 16. Supply Chain Optimization for information on assets held for sale and accelerated depreciation charges.
5.ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Trade payables and accrued expenses	$23,051	$39,193
Accrued payroll and related taxes	9,953	17,184
OPTAVIA coach compensation payable	8,914	13,277
Gross unrecognized tax liability, including interest and penalties	9,176	8,763
Promotional sales incentive accruals	4,077	4,923
Dividends payable	648	1,407
Sales tax payable	359	1,094
Deferred revenue	316	574
Total	$56,494	$86,415

6.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share data):

	2024	2023	2022

Numerator:
Net income	$2,091	$99,415	$143,568

Denominator:
Weighted average shares of common stock outstanding	10,930	10,884	11,195
Effect of dilutive common stock equivalents	33	37	81
Weighted average shares of common stock outstanding	10,963	10,921	11,276

Earnings per share - basic	$0.19	$9.13	$12.82

Earnings per share - diluted	$0.19	$9.10	$12.73
The calculation of diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 excluded 223 thousand, 24 thousand and no antidilutive restricted stock awards, respectively.
7.EQUITY
Authorized Shares
Pursuant to the Company’s Restated and Amended Certificate of Incorporation, the Company has the authority to issue 21.5 million capital shares consisting of: (i) 20.0 million shares of common stock having a par value of $0.001 per share and (ii) 1.5 million shares of preferred stock having a par value $0.001 per share. As of December 31, 2024, there were approximately 10.9 million and 0 shares of common stock and preferred stock issued, respectively.
Issuance of Additional Common Stock
On June 19, 2024, the stockholders of the Company approved the Medifast, Inc. Amended and Restated 2012 Share Incentive Plan (the “Amended and Restated 2012 Plan”) that increased the number of shares of the Company’s common stock that may be awarded under the Amended and Restated 2012 Plan by 0.5 million, to an aggregate of 2.1 million.
Stock Repurchase Plan
The Company implemented a stock repurchase plan on September 16, 2014 (the “Stock Repurchase Plan”). On September 12, 2019, the Company's Board of Directors authorized an additional 2.0 million shares for repurchase under the Stock Repurchase Plan. The Company repurchased approximately 0 and 31 thousand shares during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there were approximately 1.3 million shares of common stock remaining under the Company’s Stock Repurchase Plan. There is no guarantee as to the exact number of shares of the Company’s common stock, if any, that will be repurchased under the Stock Repurchase Plan.
8.SHARE-BASED COMPENSATION
Stock Options:
The Company has issued non-qualified and incentive stock options to employees and non-employee directors. The fair value of these options were estimated on the date of grant using the Black-Scholes option pricing model, which required estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of December 31, 2024 generally vested over a period of 3 years and expire 10 years from the date of grant. The exercise price of these options is $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term was calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponded to the expected term of the option. The expected volatility was based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield was computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the years ended December 31, 2024 and 2023, the Company did not grant stock options.
The number of stock options and weighted-average exercise prices as of December 31, 2024 and 2023 are as follows:

	2024		2023
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
(awards in thousands)
Outstanding at beginning of period	25	$62.20	32	$54.98
Exercised	(1)	27.68	(7)	27.40
Forfeited	(2)	26.52	—	—
Outstanding at end of the period	22	$66.68	25	$62.20
Exercisable at end of the period	22	$66.68	25	$62.20
As of December 31, 2024, the weighted-average remaining contractual life for both outstanding and exercisable stock options was 3.1 years with an aggregate intrinsic value of $0. There was no unrecognized compensation on the awards for the period ended December 31, 2024. The Company received $36 thousand, $188 thousand, and $0 thousand in cash proceeds from the exercise of stock options during the years ended December 31, 2024, 2023, and 2022, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023, and 2022 was $15 thousand, $440 thousand, and $0 thousand, respectively.
Restricted Stock:
The Company has issued restricted stock to employees and non-employee directors generally with vesting terms up to 3 years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. A summary of outstanding restricted stock activity as of December 31, 2024 and 2023 are as follows:

	2024		2023
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	114	$127.87	60	$187.94
Granted	210	32.23	87	97.96
Vested	(35)	138.85	(25)	169.69
Forfeited	(10)	50.31	(8)	133.57
Outstanding at end of the period	279	$57.21	114	$127.87
The Company withheld approximately 11 thousand, 9 thousand, and 9 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the years ended December 31, 2024, 2023, and 2022, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2024, 2023, and 2022 was $1.3 million, $8.3 million, and $3.5 million, respectively.
Market and Performance-based Share Awards:
The Company has issued market and performance-based share awards in 2022 and 2023 and performance-based share awards in 2020, 2021, and 2024 to certain key executives who were granted deferred shares and may earn between 0% and 250% of the target number depending upon both the Company's total stockholder return ("TSR"), for those with market conditions, and the

Company's performance against predetermined performance goals over a three-year performance period after the date of grant. Market and performance-based share awards that are tied to the Company's TSR are valued using the Monte Carlo method and recognized ratably as expense over the award's performance period. The fair value of the performance-based share awards is equal to the market price of the Company’s common stock on the date of grant adjusted by expected level of achievement over the performance period. Expense for performance-based share awards is amortized ratably over the performance period. In the event that management determines that the Company will not reach the previously estimated achievement of the predetermined performance goals established in the grant agreement, any previously recognized expense is reversed in the period in which such a determination is made. Management determined that the market and performance-based share awards granted in March of 2022 would not reach the previously estimated achievement of the predetermined performance goals resulting in a reversal of previously recorded share-based compensation expense of $1.4 million for the year ended December 31, 2023. Management also determined that the market and performance-based share awards granted in March of 2023 would not reach the previously estimated achievement of the predetermined performance goals. The Company reversed $1.4 million of previously recorded share-based compensation expense during the quarter ended September 30, 2024. The Company continues to record stock-based compensation expense on the performance-based share awards granted in March of 2023 at the revised performance factor over the life of the awards.
The Company withheld approximately 8 thousand, 22 thousand, and 0 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of performance-based share awards for the years ended December 31, 2024, 2023, and 2022, respectively. The total fair value of performance-based share awards issued for the years ended December 31, 2024, 2023, and 2022 was $1.3 million, $5.7 million, and $0.0 million respectively.
Share-based compensation expense for all types of awards is recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations. The total expenses during the years ended December 31, 2024, 2023, and 2022 are as follows (in thousands):

	2024		2023		2022
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	301	$6,521	139	$5,926	92	$5,167
Performance-based share awards granted in 2024	117	1,198	—	—	—	—
Market and performance-based share awards granted in 2023	47	(252)	47	1,536	—	—
Market and performance-based share awards granted in 2022	—	—	24	(1,388)	25	1,389
Performance-based share awards granted in 2021	—	(104)	14	2,005	15	2,595
Performance-based share awards granted in 2020	—	—	—	109	52	1,902
Total share-based compensation	465	$7,363	224	$8,188	184	$11,053
The total income tax benefit recognized in the accompanying Consolidated Statements of Operations for stock awards was $1.0 million, $0.6 million and $1.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
There was $7.2 million of total unrecognized compensation expense related to restricted stock awards as of December 31, 2024, which is expected to be recognized over a weighted-average period of 20 months. There was $3.7 million of unrecognized compensation expense related to the 47 thousand market and performance-based shares and 117 thousand performance-based shares presented in the table above as of December 31, 2024, which is expected to be recognized over a weighted-average period of 19 months.

9.ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	December 31, 2024	December 31, 2023

Foreign currency translation	$(1)	$(48)
Unrealized gains on investment securities	181	296
Accumulated other comprehensive income	$180	$248
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
The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	December 31, 2024
	Cost	Unrealized Gains (Losses)	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$77,551	$—	$—	$77,551	$77,551	$—

Level 1:
Money market accounts	13,377	—	—	13,377	13,377	—
Government & agency securities	28,920	15	96	29,031	—	29,031
Equity securities	10,000	(3,939)	—	6,061	—	6,061
	52,297	(3,924)	96	48,469	13,377	35,092

Level 2:
Corporate bonds	35,771	227	326	36,324	—	36,324

Total	$165,619	$(3,697)	$422	$162,344	$90,928	$71,416

	December 31, 2023
	Cost	Unrealized Gains (Losses)	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$88,778	$—	$—	$88,778	$88,778	$—

Level 1:
Money market accounts	5,662	—	—	5,662	5,662	—
Government & agency securities	15,282	126	40	15,448	—	15,448
Equity securities	10,000	150	—	10,150	—	10,150
	30,944	276	40	31,260	5,662	25,598

Level 2:
Corporate bonds	29,440	293	270	30,003	—	30,003

Total	$149,162	$569	$310	$150,041	$94,440	$55,601
The Company had $95 thousand in realized gains for the year ended December 31, 2024, and no realized gains or losses for the years ended December 31, 2023, and 2022.
During the fourth quarter of 2023, the Company entered into an agreement with LifeMD (Nasdaq: LFMD), a leading provider of virtual primary care, to purchase shares of common stock of LifeMD for $10 million. The 180-day lock-up period expired on June 8, 2024, and the registration process was completed, effective July 18, 2024. The fair value of the investment is recorded within the investment securities of the accompanying Consolidated Balance Sheets. The losses related to the Company’s LifeMD investment for the year ended December 31, 2024, 2023, and 2022 are summarized in the table below (in thousands):

	Twelve months ended December 31,
	2024	2023	2022

Net (losses) gains recognized during the period on equity securities	$(4,089)	$150	$—
Less: Net gains (losses) recognized on equity securities sold	—	—	—
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(4,089)	$150	$—
The Company concurrently entered into an agreement in which LifeMD would provide services to stand-up the collaboration between LifeMD and the Company. The Company made payments of $5 million in each of the years ended December 31, 2024 and 2023. This amount was included in the Company's selling, general, and administrative expenses on the accompanying Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, respectively.

11.INCOME TAXES
Income tax expense for the years ended December 31, 2024, 2023, and 2022 consisted of the following (in thousands):

	2024	2023	2022
Current
Federal	$7,059	$25,170	$35,857
State	2,040	3,001	5,558
Total current	9,099	28,171	41,415

Deferred
Federal	(6,325)	1,523	(738)
State	(1,078)	(312)	(186)
Total deferred	(7,403)	1,211	(924)

Provision for income taxes	$1,696	$29,382	$40,491
The total provision for income taxes for the years ended December 31, 2024, 2023, and 2022 was $1.6 million, $29.5 million, and $40.5 million, respectively. Those amounts have been allocated to the following financial statement items (in thousands):

	2024	2023	2022

Provision for income taxes	$1,696	$29,382	$40,491
Stockholders' equity, unrealized (losses) gains on investment securities & foreign currency	(52)	112	(27)
Total provision for income taxes	$1,644	$29,494	$40,464

The reconciliation of the United States federal statutory tax provision to the Company’s provision for income taxes for the years ended December 31, 2024, 2023, and 2022 (in thousands, except percentages):

	2024		2023		2022
Statutory federal tax	$795	21.0%	$27,048	21.0%	$38,621	21.0%
State income taxes, net of federal benefit	759	20.0%	2,124	1.7%	4,635	2.5%
Foreign taxes
Hong Kong	(5)	(0.1)%	63	0.0%	75	0.0%
Singapore	(1)	0.0%	(199)	(0.2)%	28	0.0%
Share-based compensation	889	23.4%	143	0.1%	(26)	—%
Research and development and jobs credits	(713)	(18.9)%	(1,258)	(1.0)%	(819)	(0.4)%
Executive compensation	52	1.2%	1,895	1.5%	1,470	0.8%
Charitable donations	(236)	(6.2)%	(1,094)	(0.8)%	(4,316)	(2.3)%
Valuation allowance	(20)	(0.5)%	(613)	(0.5)%	396	0.2%
Intercompany loan restructuring	—	—%	1,167	0.9%	—	—%
Other permanent differences	176	4.9%	106	0.1%	427	0.2%
Provision for income taxes	$1,696	44.8%	$29,382	22.8%	$40,491	22.0%
Significant components of the Company’s deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31, 2024	December 31, 2023

Reserves on inventory and sales	$472	$721
Credit and loss carryforwards	2,730	2,881
Stock compensation	2,055	1,784
Accrued expenses and deferred costs	2,235	2,986
Inventory capitalization	708	587
Lease obligations	4,047	5,542
Capitalized research costs	7,028	5,841
Charitable donations	83	114
State taxes	1,594	1,520
Unrealized loss on investment	967	—
Other	183	164
Valuation allowance	(1,624)	(1,680)
Total deferred tax assets	20,478	20,460

Right-of-use assets	(2,800)	(3,938)
Prepaid expenses	(1,590)	(2,084)
Depreciation	(4,628)	(10,321)
Total deferred tax liabilities	(9,018)	(16,343)

Net deferred tax assets	$11,460	$4,117

On August 12, 2022, the President of the United States signed into law the Inflation Reduction Act. The two primary tax implications for corporations are a 15% alternative minimum tax (“AMT”) that applies to corporations with at least one billion of pretax income and a one percent surtax on share buybacks. The AMT will not apply to the Company for the years ended December 31, 2024 and 2023 since the Company’s pretax income does not exceed the threshold. The share buyback surtax will not apply to the Company as its share issuances exceed its share buybacks for the years ended December 31, 2024 and 2023. The Inflation Reduction Act did not have a material impact on the Company’s tax provision for the years ended December 31, 2024 and 2023.

We file income tax returns in the United States and various states and foreign jurisdictions. The Company has separate state and foreign net operating loss carry forwards totaling $26.4 million that start expiring in 2029. The Company has recorded a valuation allowance for the portion of the net operating loss carry forwards which are not expected to be realized.
As of December 31, 2024, the Company had $7.4 million of gross unrecognized tax benefits, which would have a net $6.2 million impact on the effective tax rate, if recognized. As of December 31, 2023, the Company had $7.5 million of gross unrecognized tax benefits, which would have a net $6.2 million impact on the effective tax rate, if recognized. The change for both 2024 and 2023 primarily relates to additional gross unrecognized benefits for current tax positions and reductions of gross unrecognized benefits for prior year tax positions and lapses in statute of limitations. The amounts of unrecognized tax benefits were as follows (in thousands):

	December 31, 2024	December 31, 2023

Unrecognized tax benefit at the beginning of the period	$7,502	$6,011
Increase for current year tax positions	71	1,744
(Decrease) increase for prior period tax positions	(5)	38
Reduction due to lapse in statute of limitations	(135)	(291)
Unrecognized tax benefit at the end of the period	$7,433	$7,502

The Company recognizes interest and penalty expenses related to unrecognized tax positions as a component of the income tax provision. As of December 31, 2024, and 2023, interest and penalties accrued were $1.7 million and $1.3 million, respectively. For 2024 and 2023, the Company recorded expenses related to interest and penalties of $0.4 million and $0.3 million, respectively. As of December 31, 2024, the current year reduction primarily relates to the expiration of federal, state, and foreign statutes of limitation. The Company cannot reasonably project the change in its uncertain tax positions over the next twelve months. Our tax returns are subject to examination by various federal, state, and local tax authorities. The Company believes that it has adequately provided for all tax positions; however, amounts asserted by taxing authorities could be greater than our accrued position. Pending the resolution of one examination, and specific to jurisdictions where the Company has filed tax returns and examination of such returns is constrained by a statute of limitations, we are no longer subject to United States federal, state, and local income tax examinations by tax authorities for years prior to 2021.
12.COMMITMENTS
Unconditional purchase obligations:
At December 31, 2024, the Company had $10.8 million in unconditional purchase obligations with a remaining term in excess of one year primarily for inventories and outsourced information technology.
13.LEASES
Operating Leases:
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases for the years ended December 31, 2024 and 2023.
Our leases relating to office and warehouse space have lease terms of 65 months to 102 months. Our leases relating to equipment have lease terms of 36 months, with certain of them having clauses relating to automatic renewal clauses.
The Company’s warehouse agreements also contain non-lease components, in the form of payments towards variable logistics services and labor charges, which the Company is obligated to pay based on the services consumed by it. Such amounts are not included in the measurement of the lease liability but will be recognized as expense when they are incurred.
The operating lease expense was $4.9 million, $5.1 million and $6.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

	2024	2023	2022

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$6,312	$6,333	$7,199

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$1,785	$101
As of December 31, 2024, the weighted average remaining lease term was 3 years, 1 month and the weighted average discount rate was 2.2%.
The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2024 (in thousands):

2025	6,462
2026	4,783
2027	2,553
2028	2,618
2029	240
Thereafter	—
Total lease payments	$16,656
Less: imputed interest	(531)
Total	$16,125
14. DEBT

Credit Agreement

On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement (the “Credit Agreement”) among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. On May 31, 2022, the Credit Agreement was amended to increase the borrowing capacity and convert the interest rate to be based on Secured Overnight Financing Rate ("SOFR"), from London Inter-Bank Offered Rate (LIBOR) ("the "Amended Credit Agreement"). The Amended Credit Agreement provided for a $225.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. The Amended Credit Agreement also provided for an uncommitted incremental facility that permitted the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Credit Agreement otherwise would have matured on April 13, 2026.

The Company had no borrowings under the Amended Credit Agreement as of December 31, 2023. On October 30, 2024, the Company terminated its Amended Credit Agreement with Citibank, N.A. The Company had no borrowings under the Amended Credit Agreement, inclusive of the credit facility and letter of credit sublimit as of the termination date.
15. SEGMENT REPORTING

The Company's OPTAVIA segment derives revenues from customers through the sale of OPTAVIA products which are shipped directly to customers. Our OPTAVIA coaches help customers adopt healthy habits and learn the benefits of our products. The accounting policies of the Company's single segment are the same as those described in the Company's Significant Accounting Policies.

The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the accompanying Consolidated Statements of Operations as net income. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for share buybacks. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The Company does not have significant intra-entity sales or transfers.

The Company has one reportable segment: OPTAVIA. The OPTAVIA segment recognizes revenue when control of the products is transferred to the customer. The segment pays commissions on the sale of products to OPTAVIA coaches. The Company derives all of its revenue from sales within the United States and manages the business activities on a consolidated basis.

The following table presents the OPTAVIA segment's revenue, significant segment expenses, and segment net income for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Revenue	602,463	1,072,054	1,598,577
Less:
Cost of sales	157,840	296,204	458,163
Selling, marketing, and after sales support	304,481	501,188	766,331
Distribution	37,710	40,534	61,899
Technology	49,939	56,595	54,736
Administrative and corporate support functions	42,252	42,943	61,589
Equity compensation	7,363	8,188	11,053
Other (income) expense (1)	(909)	(2,395)	747
Provision for income taxes	1,696	29,382	40,491
Segment net income	$2,091	$99,415	$143,568

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—

Consolidated net income	$2,091	$99,415	$143,568
(1) Other (income) expense included within Segment net income includes interest income, interest expense, and unrealized gains and losses on LifeMD common stock.
Segment depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $17.4 million, $10.0 million and $7.9 million, respectively. Segment additions of property, plant, and equipment for the years ended December 31, 2024, 2023, and 2022 were $7.5 million, $6.5 million, and $16.7 million, respectively.
16. SUPPLY CHAIN OPTIMIZATION

During the year ended December 31, 2024, the Company completed a supply chain optimization initiative with the goal of aligning the Company’s distribution footprint with current demand levels. On June 28, 2024, the Company closed its Maryland Distribution Center located in Ridgely, Maryland. The assets within the facility were sold during the year ended December 31, 2024, with the impact reflected below as the loss of impairment of equipment held for sale. The Company identified certain other supply chain assets at other locations within its distribution network that will no longer be utilized and are no longer useful to the Company’s operations, and adjusted their respective useful lives accordingly, with the impact reflected below in the accelerated depreciation charges.

For the year ended December 31, 2024, the components of the Company’s supply chain optimization charges were as follows:

Twelve Months Ended December 31, 2024

Loss on impairment of equipment held for sale	$2,499
Accelerated depreciation charges	9,190
Non-cash charges for supply chain optimization	11,689
One-time severance costs	813
Total supply chain optimization	$12,502

For the year ended December 31, 2024, the supply chain optimization charges were recorded in the Company’s accompanying Consolidated Statements of Operations as follows:

Twelve Months Ended December 31, 2024

Selling, general, and administrative	$12,502
Total supply chain optimization	$12,502

During the three months ended December 31, 2024, the Company readied and listed the Maryland Distribution Center building and land for sale. The Company expects to sell the land and building in 2025. The net book value of the building and land is $1.4 million. The fair value of assets exceed their carrying value and no impairment was recognized. The assets are recorded within Prepaid expenses and other current assets on the Consolidated Balance Sheets.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
There were no disagreements with the Company’s independent auditors, regarding accounting and financial disclosures for the fiscal year ended December 31, 2024.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, was audited by RSM US LLP, our independent registered public accounting firm, as stated in their report appearing in our 2024 financial statements in Item 8 of this report under the captions entitled “Report of Independent Registered Public Accounting Firm.”

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
ITEM 9B. OTHER INFORMATION
During the twelve months ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Insider Trading Policies and Procedures
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company's securities that applies to all of the Company’s directors, officers, employees and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. It is also the policy of the Company to comply with all insider trading laws and regulations. A copy of the Company's insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
The other information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2025 annual meeting of stockholders.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2025 annual meeting of stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2025 annual meeting of stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2025 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2025 annual meeting of stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report
1.Consolidated Financial Statements
The Consolidated Financial Statements of Medifast, Inc. and related notes, together with the Reports of RSM US LLP dated February 18, 2025, are included in Part II, Item 8.
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

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 Current Report on Form 8-K (File No. 001-31573) filed on December 4, 2019).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on February 26, 2021).

10.1	Amended and Restated 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on June 21, 2024).*

10.2	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed on February 4, 2014).*

10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.5	Form of Performance-Based Deferred Share Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

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

19	Medifast, Inc. Insider Trading Policy Amended and Restated (filed herewith).

21.1	Subsidiaries of Medifast, Inc. (filed herewith).

23.1	Consent of RSM US LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

97	Medifast, Inc. Clawback Policy Amended and Restated (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K (file No. 001-31573) filed on February 20, 2024).

101
The following financial statements from Medifast, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 18, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to the Consolidated Financial Statements (filed herewith).

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
MEDIFAST, INC.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	February 18, 2025

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	February 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY J. BROWN	Lead Director	February 18, 2025
Jeffrey J. Brown

/s/ DANIEL R. CHARD	Chairman and Chief Executive Officer	February 18, 2025
Daniel R. Chard

/s/ ELIZABETH A. GEARY	Director	February 18, 2025
Elizabeth A. Geary

/s/ MICHAEL A. HOER	Director	February 18, 2025
Michael A. Hoer

/s/ JONATHAN B. MACKENZIE	Vice President Finance and Chief Accounting Officer	February 18, 2025
Jonathan B. MacKenzie

/s/ JAMES P. MALONEY	Chief Financial Officer	February 18, 2025
James P. Maloney

/s/ SCOTT SCHLACKMAN	Director	February 18, 2025
Scott Schlackman

/s/ ANDREA B. THOMAS	Director	February 18, 2025
Andrea B. Thomas

/s/ MING XIAN	Director	February 18, 2025
Ming Xian