Form 10-Q
period 2025-03-31
MEDIFAST INC
filed 2025-04-28
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
The number of shares of the registrant’s common stock outstanding at April 21, 2025 was 10,991,021.

Medifast, Inc. and Subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. dollars in thousands, except per share amounts)

	Three months ended March 31,
	2025	2024

Revenue	$115,728	$174,739
Cost of sales	31,483	47,447
Gross profit	84,245	127,292

Selling, general, and administrative	85,507	119,352

Income (loss) from operations	(1,262)	7,940

Other income
Interest income	1,301	1,223
Other income	487	2,422
	1,788	3,645

Income before provision for income taxes	526	11,585

Provision for income taxes	1,298	3,269

Net income (loss)	$(772)	$8,316

Earnings (loss) per share - basic	$(0.07)	$0.76

Earnings (loss) per share - diluted	$(0.07)	$0.76

Weighted average shares outstanding
Basic	10,948	10,909
Diluted	10,948	10,958
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended March 31,
	2025	2024

Net income (loss)	$(772)	$8,316

Other comprehensive income (loss), net of tax:
Foreign currency translation	—	15
Unrealized income (losses) on investment securities	59	(241)
	59	(226)

Comprehensive income (loss)	$(713)	$8,090
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in thousands, except par value)

	March 31, 2025	December 31, 2024

ASSETS
Current Assets
Cash and cash equivalents	$91,717	$90,928
Inventories, net	39,364	42,421
Investments	72,876	71,416
Prepaid expenses and other current assets	9,566	9,639
Total current assets	213,523	214,404

Property, plant and equipment, net of accumulated depreciation	36,313	37,527
Right-of-use assets	10,010	11,155
Other assets	8,725	9,667
Deferred tax assets, net	11,440	11,460

TOTAL ASSETS	$280,011	$284,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$51,816	$56,494
Income taxes payable	2,626	1,485
Current lease obligations	6,156	6,182
Total current liabilities	60,598	64,161

Lease obligations, net of current lease obligations	8,454	9,943
Total liabilities	69,052	74,104

Stockholders' Equity
Common stock, par value $0.001 per share: 20,000 shares authorized;
10,991 and 10,938 issued and outstanding
at March 31, 2025 and December 31, 2024, respectively	11	11
Additional paid-in capital	34,697	33,136
Accumulated other comprehensive income	239	180
Retained earnings	176,012	176,782
Total stockholders' equity	210,959	210,109

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$280,011	$284,213
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollar in thousands)

	Three months ended March 31,
	2025	2024

Operating Activities
Net income (loss)	$(772)	$8,316
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	3,280	3,261
Non-cash lease expense	1,145	1,108
Share-based compensation	1,930	2,171
Loss on sale or disposal of property, plant and equipment	387	13
Realized gain on sale of investment securities	(7)	(9)
Amortization of discount on investment securities	(190)	(191)
Deferred income taxes	20	112
Unrealized gain on equity investment securities	(620)	(2,437)
Change in operating assets and liabilities:
Inventories	3,057	8,318
Prepaid expenses and other current assets	73	(742)
Other assets	(41)	24
Accounts payable and accrued expenses	(5,997)	(15,918)
Income taxes	1,141	3,256
Net cash flow provided by operating activities	3,406	7,282

Investing Activities
Purchase of investment securities	(14,991)	(9,169)
Proceeds from sale and maturities of investment securities	14,459	8,235
Purchase of property and equipment	(1,522)	(1,841)
Net cash flow used in investing activities	(2,054)	(2,775)

Financing Activities
Options exercised by directors	—	36
Net shares repurchased for employee taxes	(369)	(817)
Cash dividends paid to stockholders	(194)	(710)
Net cash flow used in financing activities	(563)	(1,491)

Foreign currency impact	—	15

Increase in cash and cash equivalents	789	3,031
Cash and cash equivalents - beginning of the period	90,928	94,440
Cash and cash equivalents - end of period	$91,717	$97,471

Supplemental disclosure of cash flow information:
Income taxes paid (refunded)	$2,914	$(100)
Dividends included in accounts payable and accrued expenses	$453	$697
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended March 31, 2025
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2024	10,938	$11	$33,136	$180	$176,782	$—	$210,109
Net loss	—	—	—	—	(772)	—	(772)
Share-based compensation	80	—	1,930	—	—	—	1,930
Net shares repurchased for employee taxes	(27)	—	(369)	—	—	—	(369)
Other comprehensive income	—	—	—	59	—	—	59
Forfeiture of dividends on unvested awards	—	—	—	—	2	—	2

Balance, March 31, 2025	10,991	$11	$34,697	$239	$176,012	$—	$210,959

	Three months ended March 31, 2024
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2023	10,896	$11	$26,573	$248	$174,649	$—	$201,481
Net income	—	—	—	—	8,316	—	8,316
Share-based compensation	59	—	2,171	—	—	—	2,171
Options exercised by directors	1	—	36	—	—	—	36
Net shares repurchased for employee taxes	(19)	—	(817)	—	—	—	(817)
Other comprehensive loss	—	—	—	(226)	—	—	(226)

Balance, March 31, 2024	10,937	$11	$27,963	$22	$182,965	$—	$210,961
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Medifast, Inc. and its wholly-owned subsidiaries (“Medifast,” the “Company,” “we,” “us,” or “our”) included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and notes that are normally required by GAAP have been condensed or omitted. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading. The condensed consolidated balance sheet at December 31, 2024 has been derived from the 2024 audited consolidated financial statements at that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”).
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2025. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the 2024 Form 10-K.
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
Advertising Expense - The costs of advertising efforts are expensed as incurred. They are recorded in selling, general, and administrative expense in the accompanying Unaudited Condensed Consolidated Statements of Operations. Advertising expense, excluding agency fees, for the three months ended March 31, 2025 and 2024, amounted to $4.6 million and $2.5 million, respectively.
Provision for Income Taxes - Income tax expense for the three months ended March 31, 2025 was $1.3 million, an effective tax rate of 246.8%, as compared to $3.3 million for the three months ended March 31, 2024, an effective tax rate of 28.2%. The increase in the effective tax rate for the three months ended March 31, 2025 was primarily driven by the tax rate implication of a change in unrecognized tax benefits due to finalization of a state tax examination, which represented 110.8% of the change, and a tax shortfall for stock compensation, which represented 113.9% of the change. These changes were magnified by the near break-even pre-tax position in the current year.
Accounting Pronouncements - Adopted in 2025
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. ASU 2023-07 is effective for public business entities for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The Company adopted the standard for annual period during the quarter ended December 31,

2024, and for interim period during the quarter ended March 31, 2025. The Company's segment disclosures are reported in Footnote 9.
Recently Issued Accounting Pronouncements - Pending Adoption
In December 2023, the FASB issued Accounting Standards Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and decision usefulness of income tax disclosures, including jurisdictional information, by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, and for all other entities for annual periods beginning after December 15, 2025. Prospective application is required, though retrospective application is permitted. Entities are permitted to early adopt the standard. The Company has not early adopted the standard. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements.
In November 2024, the FASB issued Accounting Standards Update 2024-03—Disaggregation of Income Statement Expenses (“ASU 2024-03”) to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements.
2. INVENTORIES
Inventories consist principally of raw materials, non-food finished goods and packaged meal replacements, protein powder, and supplements held in the Company’s warehouses and outsourced distribution centers. Inventories are stated at the lower of cost or net realizable value, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor, and other indirect manufacturing costs. On a quarterly basis, management reviews inventories for unsalable or obsolete inventories.
Inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024

Raw materials	$7,287	$6,704
Packaging	1,328	1,429
Non-food finished goods	1,633	2,031
Finished goods	30,285	33,702
Reserve for obsolete inventory	(1,169)	(1,445)
Total	$39,364	$42,421
3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended March 31,
	2025	2024

Numerator:
Net income (loss)	$(772)	$8,316

Denominator:
Weighted average shares of common stock outstanding	10,948	10,909
Effect of dilutive common stock equivalents	—	49
Weighted average shares of common stock outstanding	10,948	10,958

Earnings (loss) per share - basic	$(0.07)	$0.76

Earnings (loss) per share - diluted	$(0.07)	$0.76
The calculation of diluted EPS excluded 412 thousand and 51 thousand antidilutive restricted stock awards for the three months ended March 31, 2025 and 2024, respectively.
4. SHARE-BASED COMPENSATION
Stock Options
The Company has issued non-qualified and incentive stock options to employees and non-employee directors under the Amended and Restated 2012 Share Incentive Program. The fair value of these options was estimated on the date of grant using the Black-Scholes option pricing model, which required estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of March 31, 2025 generally vested over a period of 3 years and expire 10 years from the date of grant. The exercise price of these options is $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term was calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponds to the expected term of the option. The expected volatility was based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield was computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the three months ended March 31, 2025 and 2024, the Company did not grant stock options.
The following table is a summary of our stock option activity (in thousands, except per share data):

	Three months ended March 31,
	2025		2024
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price

Outstanding at beginning of period	22	$66.68	25	$62.20
Exercised	—	—	(1)	27.68
Forfeited	—	—	(2)	26.52
Outstanding at end of the period	22	$66.68	22	$66.68
Exercisable at end of the period	22	$66.68	22	$66.68
As of March 31, 2025, the weighted-average remaining contractual life for both the outstanding stock options and exercisable stock options was 2.9 years with an aggregate intrinsic value of $0. There was no unrecognized compensation on the awards for the period ended March 31, 2025. For the three months ended March 31, 2025 and 2024, the Company received $0 thousand and $36 thousand in cash proceeds from the exercise of stock options, respectively. The total intrinsic value for stock options exercised during the three months ended March 31, 2025 and 2024 was $0 thousand and $15 thousand, respectively.
Restricted Stock
The Company has issued restricted stock under the Amended and Restated 2012 Share Incentive Plan to employees and non-employee directors generally with vesting terms up to 3 years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period.
The following table summarizes our restricted stock activity (in thousands, except per share data):

	Three months ended March 31,
	2025		2024
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of period	279	$57.21	114	$127.87
Granted	451	13.86	162	35.75
Vested	(80)	67.24	(34)	139.19
Forfeited	(1)	54.78	—	—
Outstanding at end of the period	649	$25.87	242	$64.55
The Company withheld approximately 26 thousand shares and 11 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the three months ended March 31, 2025 and 2024, respectively. The total fair value of restricted stock awards vested during the three months ended March 31, 2025 and 2024 was $1.1 million and $1.3 million, respectively.
Market and Performance-based Share Awards
The Company has issued market and performance-based share awards in 2022, 2023, and 2025, and performance-based share awards in 2021 and 2024 under the Amended and Restated 2012 Share Incentive Plan to certain key executives who were granted deferred shares and may earn between 0% and 229% of the target number depending upon both the Company’s total stockholder return (“TSR”), for those with market conditions, and the Company’s performance against predetermined performance goals over a three-year performance period after the date of grant. Market and performance-based share awards that are tied to the Company’s TSR are valued using the Monte Carlo method and are recognized ratably as expense over the award’s performance period. The fair value of the performance-based share awards is equal to the market price of the Company’s common stock on the date of grant adjusted by expected level of achievement over the performance period. Expense for performance-based share awards is amortized ratably over the performance period. In the event that management determines that the Company will not reach the lower threshold of the predetermined performance goals established in the grant agreement, any previously recognized expense is reversed in the period in which such a determination is made.
No market and performance-based share awards were issued during the three months ended March 31, 2025, as a result of the market and performance-based share awards granted in March of 2022 not reaching the lower threshold of the predetermined performance goals. The total fair value of performance-based share awards issued during the three months ended March 31, 2024 was $1.3 million. The Company withheld 0 shares and approximately 8 thousand for the quarters ended March 31, 2025 and 2024, respectively to cover minimum tax liability withholding obligations upon the vesting of shares of market and performance-based share awards.
Share-based compensation expense is recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Income. The total expense during the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three months ended March 31,
	2025		2024
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	671	$1,353	264	$1,600
Market and performance-based share awards granted in 2025	319	34	—	—
Performance-based share awards granted in 2024	117	367	117	77
Market and performance-based share awards granted in 2023	47	176	47	482
Market and performance-based share awards granted in 2022	—	—	24	—
Performance-based share awards granted in 2021	—	—	14	12
Total share-based compensation	1,154	$1,930	466	$2,171

The total income tax expense recognized in the accompanying Unaudited Condensed Consolidated Statements of Operations for restricted stock awards was $0.4 million for the three months ended March 31, 2025 and the three months ended March 31, 2024.
There was $11.9 million of total unrecognized compensation cost related to restricted stock awards as of March 31, 2025, which is expected to be recognized over a weighted-average period of 2.3 years. There was $7.9 million of unrecognized compensation costs related to the 117 thousand performance-based shares and 366 thousand market and performance-based shares presented in the table above as of March 31, 2025, which is expected to be recognized over a weighted-average period of 2.1 years.
5. LEASES
Operating Leases
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases as of March 31, 2025 and 2024, respectively, or for the three-month periods then ended, respectively.
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
The operating lease expense was $1.2 million for the three months ended March 31, 2025 and 2024.
Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Three months ended March 31,
	2025	2024

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$1,600	$1,563

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—
As of March 31, 2025, the weighted average remaining lease term was 3 years and the weighted average discount rate was 2.20%.
The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2025 (in thousands):

2025 (excluding the three months ended March 31, 2025)	$4,862
2026	4,783
2027	2,553
2028	2,618
2029	240
Thereafter	—
Total lease payments	$15,056
Less: imputed interest	(446)
Total	$14,610

6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	March 31, 2025	December 31, 2024

Foreign currency translation	$—	$(1)
Unrealized gains on investments	239	181
Accumulated other comprehensive income	$239	$180
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
The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	March 31, 2025
	Cost	Unrealized Gains (Losses)	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$78,246	$—	$—	$78,246	$78,246	$—

Level 1:
Money market accounts	13,471	—	—	13,471	13,471	—
Government & agency securities	29,060	47	118	29,225	—	29,225
Equity securities	10,000	(3,339)	—	6,661	—	6,661
	52,531	(3,292)	118	49,357	13,471	35,886

Level 2:
Corporate bonds	36,360	274	356	36,990	—	36,990

Total	$167,137	$(3,018)	$474	$164,593	$91,717	$72,876

	December 31, 2024
	Cost	Unrealized Gains (Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$77,551	$—	$—	$77,551	$77,551	$—

Level 1:
Money market accounts	13,377	—	—	13,377	13,377	—
Government & agency securities	28,920	15	96	29,031	—	29,031
Equity securities	10,000	(3,939)	—	6,061	—	6,061
	52,297	(3,924)	96	48,469	13,377	35,092

Level 2:
Corporate bonds	35,771	227	326	36,324	—	36,324

Total	$165,619	$(3,697)	$422	$162,344	$90,928	$71,416
The Company had $7 thousand of realized gains for the three months ended March 31, 2025 and $9 thousand of realized gains for the three months ended March 31, 2024.
During the fourth quarter of 2023, the Company entered into an agreement with LifeMD (Nasdaq: LFMD), a leading provider of virtual primary care, to purchase shares of common stock of LifeMD for $10 million. The 180-day lock-up period expired on June 8, 2024, and the registration process was completed, effective July 18, 2024. The fair value of the investment is recorded within the investment securities of the accompanying Consolidated Balance Sheets. The gains related to the Company’s LifeMD investment for the three months ended March 31, 2025 and 2024 are summarized in the table below (in thousands):

	March 31, 2025	March 31, 2024

Net gains recognized during the period on equity securities	$600	$2,437
Less: Net gains recognized on equity securities sold	—	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$600	$2,437
The Company concurrently entered into an agreement in which LifeMD would provide services to stand-up the collaboration between LifeMD and the Company. The Company recognized $0 million and $1.3 million within selling, general, and administrative expenses for services performed by LifeMD for the quarters ended March 31, 2025 and March 31, 2024, respectively.
8. DEBT

Credit Agreement

On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement (the “Credit Agreement”) among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. On May 31, 2022, the Credit Agreement was amended to increase the borrowing capacity and convert the interest rate to be based on Secured Overnight Financing Rate ("SOFR"), from London Inter-Bank Offered Rate (LIBOR) (the "Amended Credit Agreement"). The Amended Credit Agreement provided for a $225.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. The Amended Credit Agreement also provided for an uncommitted incremental facility that permitted the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Credit Agreement otherwise would have matured on April 13, 2026.

On October 30, 2024, the Company terminated its Amended Credit Agreement with Citibank, N.A. The Company had no borrowings under the Amended Credit Agreement, inclusive of the credit facility and letter of credit sublimit as of the termination date.
9. SEGMENT REPORTING

The Company's OPTAVIA segment derives revenues from customers through the sale of OPTAVIA products which are shipped directly to customers. Our OPTAVIA coaches help customers adopt healthy habits and learn the benefits of our products. The accounting policies of the Company's single segment are the same as those described in the Company's Significant Accounting Policies.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income (loss) that also is reported on the accompanying Unaudited Condensed Consolidated Statements of Operations as net income (loss). The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The CODM uses net income (loss) to evaluate the income (loss) generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for share buybacks. Net income (loss) is used to monitor budget versus actual results. The CODM also uses net income (loss) in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The Company does not have significant intra-entity sales or transfers.

The Company has one reportable segment: OPTAVIA. The OPTAVIA segment recognizes revenue when control of the products is transferred to the customer. The segment pays commissions on the sale of products to OPTAVIA coaches. The Company derives all of its revenue from sales within the United States and manages the business activities on a consolidated basis.

The following table presents the OPTAVIA segment's revenue, significant segment expenses, and segment net income for the three months ended March 31, 2025 and 2024, respectively:

	March 31, 2025	March 31, 2024
Revenue	$115,728	$174,739
Less:
Cost of sales	31,483	47,447
Selling, marketing, and after sales support	59,855	87,279
Distribution	4,526	7,508
Technology	11,042	12,800
Administrative and corporate support functions	8,154	9,594
Equity compensation	1,930	2,171
Other income (1)	(1,788)	(3,645)
Provision for income taxes	1,298	3,269
Segment net income (loss)	$(772)	$8,316

Reconciliation of profit or loss
Adjustments and reconciling items	—	—

Consolidated net income (loss)	$(772)	$8,316
(1) Other income included within Segment net income includes interest income, interest expense, and unrealized gains and losses on LifeMD common stock.
Segment depreciation expense of property, plant, and equipment for the three months ended March 31, 2025 and 2024 was $2.3 million and $2.3 million, respectively. Segment additions of property, plant, and equipment for the three months ended March 31, 2025, and 2024 were $1.5 million and $1.8 million, respectively.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
Certain information in this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Act”). Forward-looking statements generally can be identified by use of phrases or terminology such as “intend,” “anticipate,” “expect” or other similar words or the negative of such terminology. Similarly, descriptions of Medifast's objectives, strategies, plans, goals, or targets contained herein are also considered forward-looking statements. These statements are based on the current expectations of our management and are subject to certain events, risks, uncertainties, and other factors. These risks and uncertainties include, but are not limited to, those described in our 2024 Form 10-K and those described from time to time in our future reports filed with the SEC. Although Medifast believes that the expectations, statements, and assumptions reflected in these forward-looking statements are reasonable, it cautions readers to always consider all of the risk factors and any other cautionary statements carefully in evaluating each forward-looking statement in this report. All of the forward-looking statements contained herein speak only as of the date of this report. We undertake no obligation to update any information contained in this report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware after the date of this report.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview
Medifast is the health and wellness company known for its habit-based and coach-guided lifestyle solution, OPTAVIA®. The Company is currently executing a comprehensive business transformation that will enable it to succeed in an environment that has been fundamentally impacted by rapid acceptance of GLP-11 weight loss medications.
We believe that we are a well-capitalized business with strong and effective leadership that has grown its lifestyle brand, OPTAVIA, into a significant health and wellness brand. We have a powerful business model, building a network of approximately 25,400 active earning OPTAVIA coaches and impacting more than 3 million lives. Backed by more than 40 years of experience, clinically proven plans, innovative products, and a powerful integrated coach model, Medifast stands at the forefront of evidence-based wellness solutions. Our business model is differentiated and unique, a scalable coach-based approach that drives both program effectiveness and company growth. With access to clinicians through our collaboration with LifeMD, Inc. (Nasdaq: LFMD) (“LifeMD”), we provide our customers access to GLP-1 weight loss medications, when clinically appropriate.

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
OPTAVIA coaches are people who are navigating weight loss at different moments in life, providing unparalleled coaching support along with community, nutrition, and healthy habits. In a world where health and wellbeing are often a difficult and solitary journey, OPTAVIA provides intensely personalized support to people who want to transform their health. We believe this holistic approach empowers people to master their weight loss journey through each stage of life and gives them the freedom to do it on their terms. The lifestyle solution is designed for real life and built around four key components:
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
Usage of GLP-1 medications continue to accelerate, with research commissioned by Medifast suggesting that the GLP-1 support market alone could be worth $50 billion or more by 2030.2 Additionally, recent research showed that about one-third of users qui
1 Medical advice, treatment, prescriptions, and the overall practice of medicine must be provided by a licensed healthcare professional. OPTAVIA and its coaches do not engage in or provide any medical services.
2 Based on research commissioned by Medifast utilizing publicly available expectations of the number of GLP-1 users and internal spend per customer.

t taking the medication after six months, and that this can rise to as much as 74% after a year.3 Furthermore, research also shows that two-thirds of weight lost on GLP-1 medications is typically regained within 12 months of stopping treatment, with cardiometabolic benefits often reversing as well.4
For audiences looking for a GLP-1 based solution, we have built a collaboration with national virtual primary care provider, LifeMD. Eligible OPTAVIA customers have access to board-certified affiliated clinicians and medications, where appropriate, such as GLP-1 medications, that support treatment plans for obesity. With the medications having been shown to be highly effective in conjunction with lifestyle changes, we believe there is strong compatibility with our experience of helping people achieve change through habit-based systems.

Finding new customers and reactivating former customers who do not wish to use medications remains an important area of focus for our business. Our OPTAVIA Fuelings and OPTAVIA ACTIVE® products address the needs of these customers. We also continue to work on enhancing our digital tools and improving the customer experience to help us achieve our goals. We believe our coach-based model is scalable and drives both customer success and growth, and we continue to work diligently to deliver growth and competitive advantage.
Regardless of need state, our integrated coach-supported, lifestyle-based approach helps customers achieve their health goals. OPTAVIA coaches, about 90% of whom were customers first, introduce customers to a set of healthy habits, in most cases starting with the habit of healthy eating, and offer exclusive OPTAVIA-branded products. OPTAVIA products and plans are one component that support the Company’s mission, and our portfolio of products help make it easier for customers to create healthy habits in their lives.
In December 2024, Medifast introduced two science-backed nutrition plans designed specifically for people on GLP-1 medications and people seeking weight management: the GLP-1 Nutrition Support Plan and the Optimization Plan. Both plans feature OPTAVIA ASCEND, a new product offering of high-protein, fiber-rich mini meals as well as a daily nutrient pack. The mini meals support muscle, digestive health and long-term wellness, filling a critical gap in the weight management market.
In all cases, the OPTAVIA coaching model is heavily focused on the needs of the customer and helps put each customer into supportive and energized health and wellness communities that share their challenges and goals. OPTAVIA coaches provide highly tailored and personalized support to customers and motivate them by sharing their passion for healthy living and lifestyle transformation.
OPTAVIA coaches are central to everything that we do, helping to foster a continuous cycle of growth, and attracting and activating new customers, many of whom go on to become OPTAVIA coaches. We offer economic incentives designed to support each OPTAVIA coach’s long-term success, which we believe plays an important role in their financial wellness, providing the opportunity to improve their finances while changing the health trajectory of families, communities and generations.5
OPTAVIA coaches are independent contractors, not employees, who support customers and market our products and services primarily through word of mouth, email, and via social media channels such as Facebook, Instagram, X (formerly known as Twitter), and video conferencing platforms. As independent contractors, OPTAVIA coaches market our products to friends, family, and other people in their communities. OPTAVIA products are shipped directly to OPTAVIA customers. OPTAVIA coaches do not handle or deliver merchandise to customers. This arrangement frees our OPTAVIA coaches from having to manage inventory and allows them to maintain an arms-length transactional relationship while focusing their attention on support and encouragement.
We believe the Company’s integrated approach that combines lifestyle coaching, community support, and access to medical solutions through LifeMD, positions the business to meet the needs of a broader spectrum of customers. By focusing on innovative products, enhanced customer experiences, and effective marketing strategies, Medifast has created and is continuing to enhance a differentiated and compelling offer. Its financial strength, operational flexibility, and customer-centric philosophy equip the Company to navigate the changing weight loss market and drive sustainable growth.
3 Grosicki et al. Diabetes Obes Metab. 2025; https://pubmed.ncbi.nlm.nih.gov/39743934/
4 Wilding, et al; STEP 1 Study Group. Diabetes Obes Metab. 2022; https://pubmed.ncbi.nlm.nih.gov/35441470/
5 OPTAVIA makes no guarantee of financial success. Success with OPTAVIA results from successful sales efforts, which require hard work, diligence, skill, persistence, competence and leadership. Please see the OPTAVIA Income Disclosure Statement (http://bit.ly/idsOPTAVIA) for statistics on actual earnings of coaches.

Macroeconomic Conditions
Certain global economic challenges, including the impact of inflation or tariffs, have caused macroeconomic uncertainty and volatility in markets where we, our suppliers, and our OPTAVIA coaches operate.
Like many product-focused companies, we are exposed to market risks from changes in commodity or other raw material prices. An inflationary economy could impact our cost structure and put pressure on consumer spending. Increases in commodity prices or food costs, including as a result of inflation or tariffs, could affect the global and U.S. economies and could also adversely impact our business, financial condition, or results of operations. Additionally, changes in tariff regulations, particularly those involving trade between the United States and key global markets, may affect the cost and availability of certain raw materials. While the full impact of potential tariff policy changes remains uncertain, we remain attentive to policy developments, and we may reassess our supply chain and investment strategies in response to further volatility in the trade environment.
Our variable cost structure can be utilized to adapt to changing market conditions with potential actions including adjustments to our manufacturing, distribution, and customer support infrastructure. As a response, we may periodically take incremental pricing actions to offset supply chain costs, increases in tariff related costs, and inflationary pressures. In addition, prolonged tariff uncertainty may influence consumer sentiment and purchasing behavior, particularly in discretionary spending categories. Fluctuations in consumer confidence, driven by economic concerns or anticipated price increases, could reduce demand for our products.
In response to changing macroeconomic conditions, the Company may take further actions that alter its business operations as may be required by governmental authorities, or that are determined to be in the best interests of employees, OPTAVIA coaches and customers, and stockholders. Our ability to effectively navigate these developments is critical to maintaining operational resilience and achieving our long-term strategic objectives. These macroeconomic uncertainties make it challenging for our management to estimate our future business performance. However, we intend to continue to actively monitor the impact of these developments on our business and will update our practices accordingly.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the 2024 Form 10-K. There were no significant changes in our critical estimates or policies during the first three months of 2025.
Overview of Results of Operations
Our product sales accounted for approximately 98% of our revenues for each of the three months ended March 31, 2025 and 2024.

The following tables reflect our statements of operations (in thousands, except percentages):

	Three months ended March 31,
	2025	2024	$ Change	% Change

Revenue	$115,728	$174,739	$(59,011)	(33.8)%
Cost of sales	31,483	47,447	(15,964)	(33.6)%
Gross profit	84,245	127,292	(43,047)	(33.8)%

Selling, general, and administrative	85,507	119,352	(33,845)	(28.4)%

Income (loss) from operations	(1,262)	7,940	(9,202)	(115.9)%

Other income
Interest income	1,301	1,223	78	6.4%
Other income	487	2,422	(1,935)	(79.9)%
	1,788	3,645	(1,857)	(50.9)%

Income before provision for income taxes	526	11,585	(11,059)	(95.5)%

Provision for income taxes	1,298	3,269	(1,971)	(60.3)%

Net income (loss)	$(772)	$8,316	$(9,088)	(109.3)%

% of revenue
Gross profit	72.8%	72.8%
Selling, general, and administrative costs	73.9%	68.3%
Income (loss) from operations	(1.1)%	4.5%

Revenue: Revenue decreased $59.0 million, or 33.8%, to $115.7 million for the three months ended March 31, 2025 from $174.7 million for the three months ended March 31, 2024. The decline in revenue for the three months ended March 31, 2025 was primarily driven by a decrease in the number of active earning OPTAVIA coaches to 25,400 as of March 31, 2025 from 37,800 as of March 31, 2024. The decrease in active earning OPTAVIA coaches for the quarter, which has been trending downward year-over-year since the first quarter of 2023, has driven by continued challenges in customer acquisition. The average revenue per active earning OPTAVIA coach was $4,556 for the three months ended March 31, 2025 compared to $4,623 for the three months ended March 31, 2024. While the average revenue per active earning OPTAVIA coach has been declining year-over-year since the third quarter of 2022 due to lower sales volumes, we continue to see lower year-over-year declines in this key metric, driven in part by increased productivity of newer coach cohorts. The year-over-year declines reflect broader challenges in the operating environment, including continued acceptance of GLP-1 medications.
Cost of sales: Cost of sales decreased $16.0 million, or 33.6%, to $31.5 million from $47.4 million for the three months ended March 31, 2025 from the corresponding period in 2024. The decrease in cost of sales for the three months ended March 31, 2025 was primarily due to lower sales volumes.
Gross profit: For the three months ended March 31, 2025, gross profit decreased $43.0 million, or 33.8%, to $84.2 million from $127.3 million for the three months ended March 31, 2024. The decrease in gross profit for the three months ended March 31, 2025 was primarily attributable to lower revenue. As a percentage of revenue, gross profit was 72.8% for the three months ended March 31, 2025 and 2024.
Selling, general, and administrative (“SG&A”): SG&A expenses were $85.5 million for the three months ended March 31, 2025, a decrease of $33.8 million, or 28.4%, as compared to $119.4 million from the corresponding period in 2024. The decrease in SG&A expenses for the three months ended March 31, 2025 was primarily due to a $22.4 million decrease in OPTAVIA coach compensation on lower volume, $3.0 million of market research and investment costs related to medically supported weight loss which were incurred during the first quarter of 2024 that did not recur in the current quarter, a $2.5 million decrease in employee compensation, and a $1.3 million decrease in credit card fees. As a percentage of revenue, SG&A expenses were 73.9% for the three months ended March 31, 2025 as compared to 68.3% for the corresponding period in 2024. The increase in SG&A expenses as a percentage of revenue for the three months ended March 31, 2025 was primarily due to approximately 440 basis points of loss of leverage on fixed costs due to lower sales volume and 200 basis points of company-led marketing efforts primarily due to lower sales volumes, partially offset by 170 basis points of market research and investment costs related to medically supported weight loss which were incurred during the first quarter of 2024 that did not recur in the current quarter. SG&A expenses included research and development costs of $1.0 million for both the three months ended March 31, 2025 and 2024, in connection with the development of new products, programs and clinical research activities.
(Loss) income from operations: The Company’s loss from operations for the three months ended March 31, 2025 was $1.3 million, a decrease of $9.2 million as compared to income from operations of $7.9 million for the corresponding period in 2024, primarily as a result of decreased gross profit partially offset by decreased SG&A expenses. Loss from operations as a percentage of revenue for the three months ended March 31, 2025 was 1.1% as compared to income from operations as a percentage of revenue of 4.5% for the corresponding period in 2024 due to the factors described above impacting revenue and SG&A expenses.
Other income: Other income for the three months ended March 31, 2025 was $1.8 million, a decrease of $1.9 million, or 50.9%, as compared to $3.6 million for the corresponding period in 2024. The decrease in other income for the three months ended March 31, 2025 was primarily due to higher unrealized gains on our investment in LifeMD common stock in the prior year period. The Company's unrealized gain on investment in LifeMD common stock for the first quarter of 2025 was $0.6 million, compared to $2.8 million for the corresponding period in 2024.

Provision for income taxes: For the three months ended March 31, 2025, the Company recorded $1.3 million in income tax expense, an effective tax rate of 246.8%, as compared to $3.3 million in income tax expense, an effective tax rate of 28.2%, for the three months ended March 31, 2024. The increase in the effective tax rate for the three months ended March 31, 2025 was primarily driven by the tax rate implication of a change in unrecognized tax benefits due to finalization of a state tax examination, which represented 110.8% of the change, and a tax shortfall for stock compensation, which represented 113.9% of the change. These changes were magnified by the near break-even pre-tax position in the current year.
Net (loss) income: Net loss was $0.8 million, or $0.07 per share for the three months ended March 31, 2025 as compared to net income of $8.3 million, or $0.76 per diluted share, for the three months ended March 31, 2024. The period-over-period changes were driven by the factors described above in the section titled “(Loss) income from operations.”
Liquidity and Capital Resources
The Company had stockholders’ equity of $211.0 million and working capital of $152.9 million at March 31, 2025 as compared with $210.1 million and $150.2 million at December 31, 2024, respectively. The $0.9 million net increase in stockholders’ equity was primarily driven by $1.9 million for share-based compensation partially offset by a net loss of $0.8 million for the three months ended March 31, 2025. The Company’s cash, cash equivalents, and investments increased from $162.3 million at December 31, 2024 to $164.6 million at March 31, 2025.
Net cash provided by operating activities decreased by $3.9 million to $3.4 million for the three months ended March 31, 2025 from $7.3 million for the three months ended March 31, 2024 primarily driven by a $9.1 million decrease in net income, a $5.3 million decrease related to changes in inventory balances partially offset by a $9.9 million decrease in accounts payable and accrued expenses. We decreased our inventory purchases during the period ended March 31, 2025 to align with sales demand.
Net cash used in investing activities was $2.1 million for the three months ended March 31, 2025 as compared to $2.8 million for the three months ended March 31, 2024.
Net cash used in financing activities decreased by $0.9 million to $0.6 million for the three months ended March 31, 2025 from $1.5 million for the three months ended March 31, 2024. This decrease was primarily due to a $0.5 million decrease in cash dividends paid to stockholders and a $0.4 million decrease in net shares repurchased for employee taxes.
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
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment in money market securities, government and agency securities, and corporate bonds. Other than for strategic investments, its current investment policy is to maintain an investment portfolio consisting of corporate bonds and U.S. money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at March 31, 2025, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments. There were no material changes in the Company's market risk exposure related to changes in interest rates and market pricing impacting our investments from the year ended December 31, 2024.
The Company is exposed to market risk related to price fluctuations in equity markets related to its investment in LifeMD common stock, purchased in December of 2023. If equity prices were to decrease immediately and uniformly by 10% from levels at March 31, 2025, the Company estimates that the fair value of the Company investment would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected by any significant degree by the effect of a change in market conditions on our investment. There were no material changes in the Company's market risk exposure related to the investment in LifeMD common stock from the year ended December 31, 2024.
Item 4. Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Act, as of March 31, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized, and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2025	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	—	—	—	1,323,568
February 1 - February 28	70	14.61	—	1,323,568
March 1 - March 31	26,326	14.00	—	1,323,568
(1)All of the shares of the Company’s common stock reflected in this column were surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock and performance-based share awards previously granted to such employees and directors.
(2)At the outset of the quarter ended March 31, 2025, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the stock repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
As of March 31, 2025, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing, or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 Current Report on Form 8-K (File No. 001-31573) filed on December 4, 2019).

10.1	Amended and Restated 2012 Share Incentive Plan (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed April 28, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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
Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	April 28, 2025

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	April 28, 2025