Form 10-Q
period 2025-06-30
MEDIFAST INC
filed 2025-08-04
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
The number of shares of the registrant’s common stock outstanding at July 28, 2025 was 10,991,064.

1

Medifast, Inc. and Subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. dollars in thousands, except per share amounts & dividend data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue	$105,555	$168,558	$221,283	$343,297
Cost of sales	28,911	45,120	60,395	92,567
Gross profit	76,644	123,438	160,888	250,730

Selling, general, and administrative	77,710	131,314	163,217	250,666

Income (loss) from operations	(1,066)	(7,876)	(2,329)	64

Other income (expense)
Interest income	1,369	1,296	2,671	2,519
Other income (expense)	2,572	(4,070)	3,059	(1,647)
	3,941	(2,774)	5,730	872

Income (loss) before provision for income taxes	2,875	(10,650)	3,401	936

Provision (benefit) for income taxes	395	(2,496)	1,693	773

Net income (loss)	$2,480	$(8,154)	$1,708	$163

Earnings (loss) per share - basic	$0.23	$(0.75)	$0.16	$0.01

Earnings (loss) per share - diluted	$0.22	$(0.75)	$0.15	$0.01

Weighted average shares outstanding
Basic	10,991	10,937	10,970	10,923
Diluted	11,060	10,937	11,045	10,967
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net income (loss)	$2,480	$(8,154)	$1,708	$163

Other comprehensive income (loss), net of tax:
Foreign currency translation	—	32	—	43
Unrealized net losses on investment securities	(60)	(28)	(1)	(265)
	(60)	4	(1)	(222)

Comprehensive income (loss)	$2,420	$(8,150)	$1,707	$(59)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in thousands, except par value)

	June 30, 2025	December 31, 2024

ASSETS
Current Assets
Cash and cash equivalents	$101,694	$90,928
Inventories, net	30,201	42,421
Investments	60,979	71,416
Income taxes, prepaid	4,513	—
Prepaid expenses and other current assets	9,054	9,639
Total current assets	206,441	214,404

Property, plant and equipment, net of accumulated depreciation	34,597	37,527
Right-of-use assets	8,856	11,155
Other assets	7,979	9,667
Deferred tax assets, net	11,460	11,460

TOTAL ASSETS	$269,333	$284,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$40,260	$56,494
Income taxes payable	—	1,485
Current lease obligations	5,924	6,182
Total current liabilities	46,184	64,161

Lease obligations, net of current lease obligations	7,144	9,943
Total liabilities	53,328	74,104

Stockholders' Equity
Common stock, par value $0.001 per share: 20,000 shares authorized;
10,991 and 10,938 issued and outstanding
at June 30, 2025 and December 31, 2024, respectively	11	11
Additional paid-in capital	37,323	33,136
Accumulated other comprehensive income	179	180
Retained earnings	178,492	176,782
Total stockholders' equity	216,005	210,109

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$269,333	$284,213
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollar in thousands)

	Six months ended June 30,
	2025	2024

Operating Activities
Net income	$1,708	$163
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	7,325	6,328
Non-cash lease expense	2,299	2,225
Share-based compensation	4,557	4,625
Loss on disposal of property, plant and equipment	395	51
Realized gain on sale of investment securities	(3,303)	(74)
Amortization of discount on investment securities	—	(372)
Deferred income taxes	—	9
Unrealized loss on equity investment securities	—	1,752
Non-cash charges for supply chain optimization	(358)	11,689
Change in operating assets and liabilities:
Inventories	12,220	14,988
Prepaid expenses and other current assets	585	(1,808)
Other assets	(308)	206
Accounts payable and accrued expenses	(19,094)	(19,430)
Income taxes	(5,998)	(1)
Net cash flow provided by operating activities	28	20,351

Investing Activities
Purchase of investment securities	(31,062)	(17,646)
Proceeds from sale and maturities of investment securities	45,265	16,118
Purchase of property and equipment	(2,900)	(3,779)
Net cash flow provided by (used in) investing activities	11,303	(5,307)

Financing Activities
Options exercised by directors	—	36
Net shares repurchased for employee taxes	(370)	(833)
Cash dividends paid to stockholders	(195)	(714)
Net cash flow used in financing activities	(565)	(1,511)

Foreign currency impact	—	43

Increase in cash and cash equivalents	10,766	13,576
Cash and cash equivalents - beginning of the period	90,928	94,440
Cash and cash equivalents - end of period	$101,694	$108,016

Supplemental disclosure of cash flow information:
Income taxes paid	$7,104	$504
Dividends included in accounts payable and accrued expenses	$452	$659
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. dollars in thousands)

	Six months ended June 30, 2025
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance, December 31, 2024	10,938	$11	$33,136	$180	$176,782	$210,109
Net loss	—	—	—	—	(772)	(772)
Share-based compensation	80	—	1,930	—	—	1,930
Net shares repurchased for employee taxes	(27)	—	(369)	—	—	(369)
Other comprehensive income	—	—	—	59	—	59
Forfeiture of dividends on unvested awards	—	—	—	—	2	2

Balance, March 31, 2025	10,991	$11	$34,697	$239	$176,012	$210,959
Net income	—	—	—	—	2,480	2,480
Share-based compensation	—	—	2,627	—	—	2,627
Net shares repurchased for employee taxes	—	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	(60)	—	(60)

Balance, June 30, 2025	10,991	$11	$37,323	$179	$178,492	$216,005
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six months ended June 30, 2024
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance, December 31, 2023	10,896	$11	$26,573	$248	$174,649	$201,481
Net income	—	—	—	—	8,316	8,316
Share-based compensation	59	—	2,171	—	—	2,171
Options exercised by directors	1	—	36	—	—	36
Net shares repurchased for employee taxes	(19)	—	(817)	—	—	(817)
Other comprehensive loss	—	—	—	(226)	—	(226)

Balance, March 31, 2024	10,937	$11	$27,963	$22	$182,965	$210,961
Net loss	—	—	—	—	(8,154)	(8,154)
Share-based compensation	—	—	2,454	—	—	2,454
Net shares repurchased for employee taxes	—	—	(16)	—	—	(16)
Other comprehensive income	—	—	—	4	—	4
Forfeiture of dividends on unvested awards	—	—	—	—	34	34
Balance, June 30, 2024	10,937	$11	$30,401	$26	$174,845	$205,283
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
The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2025. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the 2024 Form 10-K.
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
Advertising Expense - The costs of advertising efforts are expensed as incurred. They are recorded in selling, general, and administrative expense in the accompanying Unaudited Condensed Consolidated Statements of Operations. Advertising expense, excluding agency fees, for the three months ended June 30, 2025 and 2024 amounted to $1.6 million and $2.8 million, respectively. Advertising expense, excluding agency fees, for the six months ended June 30, 2025 and 2024 amounted to $6.2 million and $5.3 million, respectively.
Provision for Income Taxes - For the three months ended June 30, 2025, the Company recorded $0.4 million in income tax expense, an effective tax rate of 13.7%, as compared to an income tax benefit of $2.5 million, an effective tax rate of 23.4%, for the three months ended June 30, 2024. The decrease in the effective tax rate for the three months ended June 30, 2025 was primarily driven by the increase in the limitation for executive compensation, which was magnified by the near break-even pre-tax position in the current year. For the six months ended June 30, 2025, the Company recorded $1.7 million in income tax expense, an effective tax rate of 49.8%, as compared to $0.8 million, an effective tax rate of 82.6%, for the six months ended June 30, 2024. The decrease in the effective tax rate for the six months ended June 30, 2025 was primarily driven by the change in a tax shortfall for stock compensation which represented 75.2% of the change and the change in the limitation for executive compensation, which represented 7.2% of the change partially offset by the aggregation of several smaller items, totaling 49.7%. These changes were magnified by the near break-even pre-tax position in both periods.
Accounting Pronouncements - Adopted in 2025
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. ASU 2023-07 was effective for public business entities for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The Company adopted the standard for annual period during the quarter ended December 31, 2024, and for interim period during the quarter ended March 31, 2025. The Company's segment disclosures are reported in Footnote 9.
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
Inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024

Raw materials	$7,700	$6,704
Packaging	1,150	1,429
Non-food finished goods	1,459	2,031
Finished goods	22,199	33,702
Allowance for obsolete inventory	(2,307)	(1,445)
Total	$30,201	$42,421
3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Numerator:
Net income (loss)	$2,480	$(8,154)	$1,708	$163

Denominator:
Weighted average shares of common stock outstanding	10,991	10,937	10,970	10,923
Effect of dilutive common stock equivalents	69	—	75	44
Weighted average shares of common stock outstanding	11,060	10,937	11,045	10,967

Earnings (loss) per share - basic	$0.23	$(0.75)	$0.16	$0.01

Earnings (loss) per share - diluted	$0.22	$(0.75)	$0.15	$0.01
The calculation of diluted EPS excluded 402 thousand and 326 thousand antidilutive restricted stock awards for the three months ended June 30, 2025 and 2024, respectively, and 375 thousand and 142 thousand antidilutive restricted stock awards for the six months ended June 30, 2025 and 2024, respectively. EPS is computed independently for each of the periods presented above, and accordingly, the sum of the quarterly earnings per share may not equal the year-to-date total computed.
4. SHARE-BASED COMPENSATION
Stock Options
The Company has granted non-qualified and incentive stock options to employees and non-employee directors under the Amended and Restated 2012 Share Incentive Program. The fair values of these options were estimated on the grant dates using the Black-Scholes option pricing model, which required estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of June 30, 2025, generally vested over a period of 3 years and expire 10 years from the date of grant. The exercise price of these options is $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term was calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponded to the expected term of the option. The expected volatility was based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield was computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the six months ended June 30, 2025 and 2024, the Company did not grant stock options.
The following table is a summary of our stock option activity (in thousands, except per share data):

	Six months ended June 30,
	2025		2024
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price

Outstanding at beginning of period	22	$66.68	26	$62.20
Exercised	—	—	(1)	27.18
Forfeited	—	—	(2)	26.52
Outstanding at end of the period	22	$66.68	23	$66.68
Exercisable at end of the period	22	$66.68	23	$66.68

As of June 30, 2025, the weighted-average remaining contractual life for both the outstanding stock options and exercisable stock options was 2.6 years with an aggregate intrinsic value of $0. There was no unrecognized compensation on the awards for the period ended June 30, 2025. There were no stock options exercised for the six months ended June 30, 2025. For the six months ended June 30, 2024, the Company received $36 thousand in cash proceeds from the exercise of stock options. The total intrinsic value for stock options exercised during the six months ended June 30, 2024 was $15 thousand.
Restricted Stock
The Company has granted restricted stock under the Amended and Restated 2012 Share Incentive Plan to employees and non-employee directors generally with vesting terms up to 3 years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period.
The following table summarizes our restricted stock activity (in thousands, except per share data):

	Six months ended June 30,
	2025		2024
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of period	279	$57.21	114	$127.87
Granted	533	13.75	210	32.23
Vested	(80)	67.29	(34)	138.80
Forfeited	(10)	19.42	(4)	52.06
Outstanding at end of the period	722	$24.53	286	$57.21
The Company withheld approximately 27 thousand shares and 11 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the six months ended June 30, 2025 and 2024, respectively. The total fair value of restricted stock awards vested during the six months ended June 30, 2025 and 2024 was $1.1 million and $1.3 million, respectively.
Market and Performance-based Share Awards
The Company has granted market and performance-based share awards in 2022, 2023, and 2025, and performance-based share awards in 2021 and 2024 under the Amended and Restated 2012 Share Incentive Plan to certain key executives who were granted deferred shares and may earn between 0% and 229% of the target number depending upon both the Company’s total stockholder return (“TSR”), for those with market conditions, and the Company’s performance against predetermined performance goals over a three-year performance period after the date of grant. Market and performance-based share awards that are tied to the Company’s TSR are valued using the Monte Carlo method and are recognized ratably as expense over the award’s performance period. The fair value of the performance-based share awards is equal to the market price of the Company’s common stock on the date of grant adjusted by expected level of achievement over the performance period. Expense for performance-based share awards is amortized ratably over the performance period. In the event that management determines that the Company will not reach the lower threshold of the predetermined performance goals established in the grant agreement, any previously recognized expense is reversed in the period in which such a determination is made.

No market and performance-based share awards were issued during the six months ended June 30, 2025, as a result of the market and performance-based share awards granted in March of 2022 not reaching the lower threshold of the predetermined performance goals. The total fair value of market and performance-based share awards issued during the six months ended June 30, 2024 was $1.3 million. The Company withheld 0 thousand and approximately 8 thousand shares for the quarters ended June 30, 2025 and 2024, respectively to cover minimum tax liability withholding obligations upon the vesting of shares of market and performance-based share awards.
Share-based compensation expense is recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The total expense during the three months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three months ended June 30,
	2025		2024
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	744	$1,644	309	$1,717
Market and performance-based share awards granted in 2025	319	434	—	—
Performance-based share awards granted in 2024	117	371	117	371
Market and performance-based share awards granted in 2023	47	178	47	482
Market and performance-based share awards granted in 2022	—	—	24	—
Performance-based share awards granted in 2021	—	—	1	(116)
Total share-based compensation	1,227	$2,627	498	$2,454
The total expense during the six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Six months ended June 30,
	2025		2024
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	744	$2,998	309	$3,317
Market and performance-based share awards granted in 2025	319	$468	—	$—
Performance-based share awards granted in 2024	117	737	117	448
Market and performance-based share awards granted in 2023	47	354	47	964
Market and performance-based share awards granted in 2022	—	—	24	—
Performance-based share awards granted in 2021	—	—	1	(104)
Total share-based compensation	1,227	$4,557	498	$4,625
The total income tax benefit recognized in the accompanying Condensed Consolidated Statements of Operations for restricted stock awards was $0.3 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and the income tax expense of $0.1 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

There was $11.1 million of total unrecognized compensation expense related to restricted stock awards as of June 30, 2025, which is expected to be recognized over a weighted-average period of 2.0 years. There was $7.0 million of unrecognized compensation expense related to the 366 thousand market and performance-based shares and 117 thousand performance-based shares presented in the table above as of June 30, 2025, which is expected to be recognized over a weighted-average period of 2.0 years.
5. LEASES
Operating Leases
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases for the six months ended June 30, 2025 and 2024.
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

The operating lease expense was $1.2 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively, and $2.5 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively.

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Six months ended June 30,
	2025	2024

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$3,215	$3,141
As of June 30, 2025, the weighted average remaining lease term was 2.75 years and the weighted average discount rate was 2.20%.
The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2025 (in thousands):

2025 (excluding the six months ended June 30, 2025)	$3,246
2026	4,783
2027	2,553
2028	2,618
2029	240
Total lease payments	$13,440
Less: Imputed interest	(372)
Total	$13,068
6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	June 30, 2025	December 31, 2024

Foreign currency translation	$(1)	$(1)
Unrealized net gains on investment securities	180	181
Accumulated other comprehensive income	$179	$180
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
The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	June 30, 2025
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$72,772	$—	$—	$72,772	$72,772	$—

Level 1:
Money market accounts	28,922	—	—	28,922	28,922	—
Government & agency securities	20,047	42	78	20,167	—	20,167
	48,969	42	78	49,089	28,922	20,167

Level 2:
Corporate bonds	40,164	199	449	40,812	—	40,812

Total	$161,905	$241	$527	$162,673	$101,694	$60,979

	December 31, 2024
	Cost	Unrealized Gains (Losses)	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$77,551	$—	$—	$77,551	$77,551	$—

Level 1:
Money market accounts	13,377	—	—	13,377	13,377	—
Government & agency securities	28,920	15	96	29,031	—	29,031
Equity securities	10,000	(3,939)	—	6,061	—	6,061
	52,297	(3,924)	96	48,469	13,377	35,092

Level 2:
Corporate bonds	35,771	227	326	36,324	—	36,324

Total	$165,619	$(3,697)	$422	$162,344	$90,928	$71,416

The Company had $2.7 million and $65 thousand realized gains for the three months ended June 30, 2025 and 2024. The Company had $3.3 million and $74 thousand realized gains for the six months ended June 30, 2025 and 2024.
During the fourth quarter of 2023, the Company entered into an agreement with LifeMD, Inc (Nasdaq: LFMD), a leading provider of virtual primary care, to purchase shares of common stock of LifeMD for $10 million. The 180-day lock-up period expired on June 8, 2024, and the registration process was completed, effective July 18, 2024. During the second quarter of 2025, the Company sold all of its holdings in LifeMD common stock. Prior to the sale, the fair value of the investment was recorded within the investment securities of the Condensed Consolidated Balance Sheets. The net proceeds received from the sale are recorded within cash and cash equivalents of the Condensed Consolidated Balance Sheets at June 30, 2025. The gains and losses related to the Company’s LifeMD investment for the three and six months ended June 30, 2025 and 2024 are summarized in the table below (in thousands):

	Three months ended June 30,
	2025	2024

Net gains (losses) recognized during the period on equity securities	$2,622	$(4,188)
Less: Net gains recognized on equity securities sold	2,622	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$—	$(4,188)

	Six months ended June 30,
	2025	2024

Net gains (losses) recognized during the period on equity securities	$3,222	$(1,750)
Less: Net gains recognized on equity securities sold	3,222	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$—	$(1,750)

During the fourth quarter of 2023, the Company entered into an agreement in which LifeMD would provide services to stand-up the collaboration between LifeMD and the Company. The Company recognized $0.0 million and $3.3 million within selling, general, and administrative expenses for services performed by LifeMD for the six months ended June 30, 2025 and 2024. The Company recognized $0.0 million and $2.0 million within selling, general, and administrative expenses for services performed by LifeMD for the three months ended June 30, 2025 and 2024. Although the Company sold all of its equity holdings in LifeMD common stock during the quarter ended June 30, 2025, the collaboration between LifeMD and the Company continues and remains unchanged.
8. DEBT
Credit Agreement

On April 13, 2021, the Company and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement (the “Credit Agreement”) among the Company, the Guarantors, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent. On May 31, 2022, the Credit Agreement was amended to increase the borrowing capacity and convert the interest rate to be based on Secured Overnight Financing Rate ("SOFR"), from London Inter-Bank Offered Rate ("LIBOR") (the "Amended Credit Agreement"). The Amended Credit Agreement provided for a $225.0 million senior secured revolving credit facility with a $20.0 million letter of credit sublimit. The Amended Credit Agreement also provided for an uncommitted incremental facility that permitted the Company, subject to certain conditions, to increase the senior secured revolving credit facility by up to $100.0 million. The Credit Agreement otherwise would have matured on April 13, 2026.

On October 30, 2024, the Company terminated its Amended Credit Agreement with Citibank, N.A. The Company had no borrowings under the Amended Credit Agreement, inclusive of the credit facility and letter of credit sublimit as of the termination date.
9. SEGMENT REPORTING

The Company's OPTAVIA segment derives revenues from clients through the sale of OPTAVIA products which are shipped directly to clients. Our OPTAVIA coaches help clients adopt healthy habits and learn the benefits of our products. The accounting policies of the Company's single segment are the same as those described in the Company's Significant Accounting Policies.

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

The Company has one reportable segment: OPTAVIA. The OPTAVIA segment recognizes revenue when control of the products is transferred to the client. The segment pays commissions on the sale of products to OPTAVIA coaches. The Company derives all of its revenue from sales within the United States and manages the business activities on a consolidated basis.

The following table presents the OPTAVIA segment's revenue, significant segment expenses, and segment net income for the three months ended June 30, 2025 and 2024, respectively:

	June 30, 2025	June 30, 2024
Revenue	$105,555	$168,558
Less:
Cost of sales	28,911	45,120
Selling, marketing, and after sales support	50,485	80,413
Distribution	5,305	18,549
Technology	10,566	13,371
Administrative and corporate support functions	8,685	16,527
Equity compensation	2,669	2,454
Other loss (income) (1)	(3,941)	2,774
Provision (benefit) for income taxes	395	(2,496)
Segment net income (loss)	$2,480	$(8,154)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—

Consolidated net income (loss)	$2,480	$(8,154)
(1) Other loss (income) included within Segment net income (loss) includes interest income, interest expense, and realized and unrealized gains and losses on LifeMD common stock.
Segment depreciation expense of property, plant, and equipment for the three months ended June 30, 2025 and 2024 was $3.1 million and $10.5 million, respectively. Segment additions of property, plant, and equipment for the three months ended June 30, 2025, and 2024 were $1.4 million and $2.0 million, respectively.
The following table presents the OPTAVIA segment's revenue, significant segment expenses, and segment net income for the six months ended June 30, 2025 and 2024, respectively:

	June 30, 2025	June 30, 2024
Revenue	$221,283	$343,297
Less:
Cost of sales	60,395	92,567
Selling, marketing, and after sales support	110,340	167,693
Distribution	9,831	26,058
Technology	21,608	26,170
Administrative and corporate support functions	16,667	26,121
Equity compensation	4,771	4,624
Other income (1)	(5,730)	(872)
Provision for income taxes	1,693	773
Segment net income	$1,708	$163

Reconciliation of profit or loss
Adjustments and reconciling items	—	—

Consolidated net income	$1,708	$163
(1) Other income included within Segment net income includes interest income, interest expense, and realized and unrealized gains and losses on LifeMD common stock.
Segment depreciation expense of property, plant, and equipment for the six months ended June 30, 2025 and 2024 was $5.4 million and $12.8 million, respectively. Segment additions of property, plant, and equipment for the six months ended June 30, 2025 and 2024 were $2.9 million and $3.8 million, respectively.
10. SUBSEQUENT EVENTS
On July 4, 2025, tax legislation entitled an Act to provide for reconciliation pursuant to title II of H. Con. Res. 14 (“the “Act”) and commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). Since the OBBBA was enacted after the June 30, 2025 balance sheet date, its initial impacts will not be recorded until the period of enactment which will be the quarter ending September 30, 2025 for the Company. The Company is still analyzing the provisions of the OBBBA but the primary provisions of the Act impacting the Company should not impact the Company’s effective tax rate but could impact the timing of tax deductions related to research and development costs and fixed asset expenditures after January 19, 2025.
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

Overview
Medifast is the health and wellness company known for its habit-based and coach-guided lifestyle solution, OPTAVIA®. The Company is currently executing a comprehensive business transformation that is expected to enable it to succeed in an environment that has been fundamentally impacted by rapid acceptance of GLP-11 weight loss medications.
We believe that we are a well-capitalized business with strong and effective leadership that has grown its lifestyle brand, OPTAVIA, into a significant health and wellness brand. We have a powerful business model, building a network of approximately 22,800 active earning OPTAVIA coaches and impacting more than 3 million lives. Backed by more than 40 years of experience, clinically proven plans, innovative products, and a powerful integrated coach model, Medifast stands at the forefront of evidence-based wellness solutions. This coach-first model creates an opportunity for coaches’ individual businesses, and has a flywheel effect as new clients join, which drives revenue and leads to new active earning coaches joining, which generates further revenue and leads to more new clients.

Medifast offers a simple, yet comprehensive approach to achieving optimal health and wellbeing. Our lifestyle program, OPTAVIA, empowers people to make lasting changes. Through the support of our independent OPTAVIA coaches, about 90% of whom were clients first, our clients are guided through every step of their wellness journey.
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
OPTAVIA coaches are people who are navigating weight loss at different moments in life, providing unparalleled coaching support along with community, nutrition, and healthy habits. In a world where health and wellbeing are often a difficult and solitary journey, OPTAVIA provides intensely personalized support to people who want to transform their health. We believe this holistic approach empowers people to master their weight loss journey through each stage of life and gives them the freedom to do it on their terms. The lifestyle solution is designed for real life and built around four key components:
•Independent OPTAVIA Coaches: Independent OPTAVIA coaches provide individualized support and guidance to clients on the path to optimal health and wellbeing.
•OPTAVIA Community: A Community of like-minded people provide real-time connection and support.
•The Habits of Health® Transformational System: A proprietary system that offers easy steps to a sustainable healthy lifestyle.
•Products & Plans: Clinically proven plans and scientifically developed products, backed by dietitians, scientists, and physicians.
To ensure that Medifast continues to thrive as a health and wellness business in the rapidly evolving weight-loss market, we have developed distinct coach-supported program offerings tailored to meet the unique needs of three specific client categories on their health and wellness journeys:

1.Those who have never used medications and want to use coach-supported habit-based programs as the core of their weight loss journey;
2.Individuals using GLP-1 medications as a core element of their weight loss program; and
3.People looking to manage weight loss and improved health when they come off GLP-1 medications for whatever reason, including cost, side effects, or any other cause.

For each of these client categories, we are taking an intentional and methodical approach to building out our offerings to ensure that we can provide compelling products and services to new, former, and current coaches and clients, regardless of where they are on their personal health and wellness journeys.
While the usage of GLP-1 medications continue to accelerate, recent research showed that about one-third of users quit taking the medication after six months, and that rose to as much as 74% after a year.2 Furthermore, research also shows that two-thirds of weight lost on GLP-1 medications is typically regained within 12 months of stopping treatment, with cardiometabolic
1 Medical advice, treatment, prescriptions, and the overall practice of medicine must be provided by a licensed healthcare professional. OPTAVIA and its coaches do not engage in or provide any medical services.
2 Grosicki et al. Diabetes Obes Metab. 2025; https://pubmed.ncbi.nlm.nih.gov/39743934/

benefits often reversing as well.3 The rapid adoption of GLP-1 medications has brought more attention to weight loss than ever before; however, there still is no magic solution. GLP-1 medications can be a powerful appetite suppressant, but the medication alone will not yield sustainable lifestyle change. Lifestyle change is required to maintain a healthy weight, muscle and metabolic health, but it’s not easy. It takes commitment, consistency, and support to achieve optimal health.
For audiences looking for a GLP-1 based solution, we have built a collaboration with national virtual primary care provider, LifeMD. Eligible OPTAVIA clients have access to board-certified affiliated clinicians and medications, where appropriate, such as GLP-1 medications, that support treatment plans for obesity. With the medications having been shown to be highly effective in conjunction with lifestyle changes, we believe there is strong compatibility with our experience of helping people achieve change through habit-based systems. In the second quarter of 2025 we made the decision to sell our investment in LifeMD, Inc (Nasdaq: LFMD) common stock; however, we continue to collaborate with LifeMD, Inc. and offer our clients access to clinicians and GLP-1 weight loss medications, where clinically appropriate.
Medifast is ensuring our OPTAVIA coaches are best positioned for success in the GLP-1 environment. Regardless of need state, our integrated coach-supported, lifestyle-based approach helps clients achieve their health goals. OPTAVIA coaches, about 90% of whom were clients first, introduce clients to a set of healthy habits, in most cases starting with the habit of healthy eating, and offer exclusive OPTAVIA-branded products. OPTAVIA products and plans are one component that support the Company’s mission, and our portfolio of products help make it easier for clients to create healthy habits in their lives.

Finding new clients and reactivating former clients who do not wish to use medications remains an important area of focus for our business. Our scientifically designed Fuelings, as well as innovative products like OPTAVIA ASCEND and OPTAVIA ACTIVE® continue to address the needs of these clients. We also continue to work on enhancing our digital tools and improving the client experience to help us achieve our goals. We believe our coach-based model is scalable and drives both client success and growth, and is a key competitive advantage.
In all cases, the OPTAVIA coaching model is heavily focused on clients’ needs, helping place them into supportive and energized health and wellness communities that share similar challenges and goals. With a coach, clients successfully lost 10 times more weight and 17 times more fat than those who tried to lose weight on their own4. OPTAVIA coaches provide highly tailored and personalized support to clients and motivate them by sharing their passion for healthy living and lifestyle transformation. Despite the vast geographies and backgrounds, our coaches are a tight-knit community that supports, encourages and inspires one another.
OPTAVIA coaches are central to everything that we do, helping to foster a continuous cycle of growth, and attracting and activating new clients, many of whom go on to become OPTAVIA coaches. We offer economic incentives designed to support each OPTAVIA coach’s long-term success, which we believe plays an important role in their financial wellness, providing the opportunity to improve their finances while changing the health trajectory of families, communities and generations.5
OPTAVIA coaches are independent contractors, not employees, who support clients and market our products and services primarily through word of mouth, email, and via social media channels such as Facebook, Instagram, X (formerly known as Twitter), and video conferencing platforms. As independent contractors, OPTAVIA coaches market our products to friends, family, and other people in their communities. OPTAVIA products are shipped directly to OPTAVIA clients. OPTAVIA coaches do not handle or deliver merchandise to clients. This arrangement frees our OPTAVIA coaches from having to manage inventory and allows them to maintain an arms-length transactional relationship while focusing their attention on support and encouragement.
3 Wilding, et al; STEP 1 Study Group. Diabetes Obes Metab. 2022; https://pubmed.ncbi.nlm.nih.gov/35441470/
4 In a clinical study, the group on the OPTAVIA 5 & 1 Plan® lost 17x more fat than the self-directed control group.
5 OPTAVIA makes no guarantee of financial success. Success with OPTAVIA results from successful sales efforts, which require hard work, diligence, skill, persistence, competence and leadership. Please see the OPTAVIA Income Disclosure Statement (http://bit.ly/idsOPTAVIA) for statistics on actual earnings of coaches.

Medifast supports coaches by providing tools and resources to help them build their business while incorporating the latest scientific research into innovations. This includes leveraging shared success stories, leadership development, and best practices from experienced coaches. Recently launched programs offer a clear roadmap, incentives, and recognition to help coaches grow their business. One such initiative is the new EDGE program, which emphasizes progressive business building behaviors and rewards, designed to be easily adoptable by new and experienced coaches alike. The behavior-designed system is focused on leading indicators of success, not just outcomes or ranking. While the main goals of the program are to provide a structured approach for coaches to maximize their potential, improve their leadership skills, expand their reach, and achieve recognition for their progress, the Company also expects that an outcome of the program will be increased client acquisition and conversion of clients into new coaches. We also rolled out Premier+ in early July, a refresh of OPTAVIA’s autoship program. Premier+ offers a new tiered pricing discount on monthly orders, reduces list pricing on some of the most popular products, and provides a more reliable and predictable compensation structure. These changes were implemented with the intent of making acquiring and retaining clients easier for our coaches. Medifast also remains focused on providing enhanced digital tools to support the management of the coach business to streamline administrative tasks, freeing up coaches to focus their efforts on what matters most: supporting their clients.
We believe the Company’s integrated approach that combines lifestyle coaching, community support, and where warranted, access to medical solutions through LifeMD, positions the business to meet the needs of a broader spectrum of clients. By focusing on innovative products, enhanced client experiences, and effective marketing strategies, Medifast has created and is continuing to enhance a differentiated and compelling offer. Its financial strength, operational flexibility, and client-centric philosophy equip the Company to navigate the changing weight loss market and drive sustainable growth.
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
Our variable cost structure can be utilized to adapt to changing market conditions with potential actions including adjustments to our manufacturing, distribution, and client support infrastructure. As a response, we may periodically take incremental pricing actions to offset supply chain costs, increases in tariff related costs, and inflationary pressures. In addition, prolonged tariff uncertainty may influence consumer sentiment and purchasing behavior, particularly in discretionary spending categories. Fluctuations in consumer confidence, driven by economic concerns or anticipated price increases, could reduce demand for our products.
In response to changing macroeconomic conditions, the Company may take further actions that alter its business operations as may be required by governmental authorities, or that are determined to be in the best interests of employees, OPTAVIA coaches and clients, and stockholders. Our ability to effectively navigate these developments is critical to maintaining operational resilience and achieving our long-term strategic objectives. These macroeconomic uncertainties make it challenging for our management to estimate our future business performance. However, we intend to continue to actively monitor the impact of these developments on our business and will update our practices accordingly.
Competition
The weight loss industry is very competitive and encompasses a multitude of weight loss products and programs. These include a wide variety of commercial weight loss programs, pharmaceutical products, surgical interventions, books, self-help diets, dietary meal replacements, and appetite suppressants as well as digital tools, app-based health and wellness monitoring solutions, and wearable trackers. The weight loss market is served by a diverse array of competitors. Potential clients seeking to manage their weight can turn to traditional center-based competitors, online diet-oriented sites, self-directed dieting and self-administered products such as prescription medications, over-the-counter medications and supplements, as well as medically supervised programs. Recently, it became clear that medical weight loss solutions, such as GLP-1 medications, have become an increasingly key component of the overall health and wellness ecosystem, and the recent surging awareness and popularity of these weight loss medications serve as another major competitor, as these products have prompted a huge change in the way that consumers think about weight loss and lifestyle modification solutions in general. We recognize that these weight loss medications have attracted significant attention from the market and pose a threat to our interactions with our traditional client base. Importantly, the efficacy claims of GLP-1 medications for weight loss are based specifically on their incorporation of lifestyle changes that include a reduced calorie diet and increased physical activity. As a result, under Medifast’s OPTAVIA offering, weight loss medications can be an important element that fits into the overall tailored OPTAVIA lifestyle plans that also include coaching, community support, nutritionally balanced meals, and exercise.
We believe we have a competitive advantage over traditional diet companies. The OPTAVIA model:
•Offers a solution that focuses on holistic wellness; it views healthy weight as a catalyst to greater changes and has impacted more than 3 million lives.
•Provides personalized, empathetic support from coaches who have been in their clients’ shoes.
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

We also compete with other direct-selling organizations, some of which have a longer operating history and greater visibility, name recognition and financial resources than we do. We also believe we have advantages over traditional direct selling companies:

•OPTAVIA’s innovative model is client-centric, with one sales price for both OPTAVIA coaches and clients. There is no tiered pricing.
•OPTAVIA boasts a health and wellness community, which promotes a holistic health and wellness program and is not focused solely on product sales.
•OPTAVIA offers a differentiated direct-to-consumer model, with 100% of products shipped directly to clients.
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
Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the 2024 Form 10-K. There were no significant changes in our critical estimates or policies during the first six months of 2025.
Overview of Results of Operations
Our product sales accounted for approximately 96% and 97% of our revenues for the three months ended June 30, 2025 and 2024, respectively, and approximately 97% for each of the six months ended June 30, 2025 and 2024.
The following tables reflect our statements of operations (in thousands, except percentages):

	Three months ended June 30,
	2025	2024	$ Change	% Change

Revenue	$105,555	$168,558	$(63,003)	(37.4)%
Cost of sales	28,911	45,120	(16,209)	(35.9)%
Gross profit	76,644	123,438	(46,794)	(37.9)%

Selling, general, and administrative	77,710	131,314	(53,604)	(40.8)%

Loss from operations	(1,066)	(7,876)	6,810	86.5%

Other income (expense)
Interest income	1,369	1,296	73	5.6%
Other income (expense)	2,572	(4,070)	6,642	163.2%
	3,941	(2,774)	6,715	242.1%

Income (loss) before provision for income taxes	2,875	(10,650)	13,525	127.0%

Provision (benefit) for income taxes	395	(2,496)	2,891	115.8%

Net income (loss)	$2,480	$(8,154)	$10,634	130.4%

% of revenue
Gross profit	72.6%	73.2%
Selling, general, and administrative costs	73.6%	77.9%
Loss from operations	(1.0)%	(4.7)%

	Six months ended June 30,
	2025	2024	$ Change	% Change

Revenue	$221,283	$343,297	$(122,014)	(35.5)%
Cost of sales	60,395	92,567	(32,172)	(34.8)%
Gross profit	160,888	250,730	(89,842)	(35.8)%

Selling, general, and administrative	163,217	250,666	(87,449)	(34.9)%

Income (loss) from operations	(2,329)	64	(2,393)	(3,739.1)%

Other income
Interest income	2,671	2,519	152	6.0%
Other income (expense)	3,059	(1,647)	4,706	285.7%
	5,730	872	4,858	557.1%

Income before provision for income taxes	3,401	936	2,465	263.4%

Provision for income taxes	1,693	773	920	119.0%

Net income	$1,708	$163	$1,545	947.9%

% of revenue
Gross profit	72.7%	73.0%
Selling, general, and administrative costs	73.8%	73.0%
Income (loss) from operations	(1.1)%	—%

Revenue: Revenue decreased $63.0 million, or 37.4%, to $105.6 million for the three months ended June 30, 2025 from $168.6 million for the three months ended June 30, 2024. The decline in revenue for the three months ended June 30, 2025 was primarily driven by a decrease in the number of active earning OPTAVIA coaches to 22,800 as of June 30, 2025, a 32.7% decrease from 33,900 as of June 30, 2024. Revenue decreased $122.0 million, or 35.5%, to $221.3 million for the six months ended June 30, 2025 from $343.3 million for the six months ended June 30, 2024. The decline in revenue for the six months ended June 30, 2025 was driven by a decrease in the number of active earning OPTAVIA coaches. The number of active earning OPTAVIA coaches has been trending downward year-over-year since the first quarter of 2023. The decrease in active earning OPTAVIA coaches for the three and six months ended June 30, 2025 was driven by continued challenges with client acquisition. The average revenue per active earning OPTAVIA coach was $4,630 for the three months ended June 30, 2025, a 6.9% decrease compared to $4,972 for the three months ended June 30, 2024. Revenue per active earning OPTAVIA coach has been trending downward year-over-year since the third quarter of 2022 due to lower sales volumes. The decrease in productivity per active earning OPTAVIA coach for the three months ended June 30, 2025 was driven by continued pressure with client acquisition reflecting broader challenges in the operating environment, including rapid adoption of GLP-1 medications for weight loss.
Cost of sales: Cost of sales decreased $16.2 million, or 35.9%, to $28.9 million from $45.1 million for the three months ended June 30, 2025 from the corresponding period in 2024. The decrease in cost of sales for the three months ended June 30, 2025 was primarily driven by decreased volumes. Cost of sales decreased $32.2 million, or 34.8%, to $60.4 million from $92.6 million for the six months ended June 30, 2025. The decrease in cost of sales for the six months ended June 30, 2025 was primarily driven by decreased volumes.
Gross profit: Gross profit decreased $46.8 million, or 37.9%, to $76.6 million from $123.4 million for the three months ended June 30, 2025 from the corresponding period in 2024. The decrease in gross profit for the three months ended June 30, 2025 was due to lower revenue. As a percentage of revenue, gross profit decreased 60 basis points to 72.6% for the three months ended June 30, 2025 from 73.2% for the corresponding period in 2024. For the six months ended June 30, 2025, gross profit decreased $89.8 million, or 35.8%, to $160.9 million from $250.7 million for the six months ended June 30, 2024. The decrease in gross profit for the six months ended June 30, 2025 was due to lower revenue. As a percentage of revenue, gross profit decreased 30 basis points to 72.7% for the six months ended June 30, 2025 from 73.0% for the corresponding period in 2024.
Selling, general, and administrative (“SG&A”): SG&A expenses were $77.7 million for the three months ended June 30, 2025, a decrease of $53.6 million, or 40.8%, as compared to $131.3 million from the corresponding period in 2024. SG&A expenses decreased for the three months ended June 30, 2025 primarily due to a $24.3 million decrease in OPTAVIA coach compensation as a result of fewer active earning coaches and lower volumes. Additionally, the Company incurred costs in the second quarter of 2024 that did not recur in the second quarter of 2025, including $12.5 million for supply chain optimization, $3.0 million for cancellation of the OPTAVIA convention in future years, and $2.0 million for the Company’s collaboration with LifeMD. As a percentage of revenue, SG&A expenses were 73.6% for the three months ended June 30, 2025 as compared to 77.9% for the corresponding period in 2024. SG&A expenses as a percentage of revenue decreased for the three months ended June 30, 2025 primarily reflecting approximately 740 basis points for supply chain optimization initiatives and 180 basis points for cancellation of OPTAVIA convention incurred in the second quarter of 2024 that did not recur in the second quarter of 2025, partially offset by 440 basis points attributable to the loss of leverage on fixed costs due to lower sales volumes. SG&A expenses included research and development costs of $1.1 million for both the three months ended June 30, 2025 and 2024, in connection with the development of new products and plans, and clinical research activities. SG&A expenses were $163.2 million for the six months ended June 30, 2025, a decrease of $87.4 million, or 34.9%, as compared to $250.7 million from the corresponding period in 2024. SG&A expenses decreased for the six months ended June 30, 2025 primarily due to an approximately $46.8 million decrease in OPTAVIA coach compensation as a result of fewer active earning coaches and lower volumes. Additionally, the Company incurred costs during the six months ended June 30, 2024 that did not recur during the six months ended six months ended June 30, 2025, including $12.5 million for supply chain optimization, $5.2 million of market research and LifeMD collaboration costs related to medically support weight loss, and $3.0 million for cancellation of the OPTAVIA convention in future years. As a percentage of revenue, SG&A expenses were 73.8% for the six months ended June 30, 2025 as compared to 73.0% for the corresponding period in 2024 primarily reflecting 410 basis points attributable to the loss of leverage on fixed costs due to lower sales volumes and 130 basis points attributable to company led marketing efforts, partially offset by approximately 360 basis points for supply chain optimization initiatives and 150 basis points for market research and LifeMD collaborations costs incurred during the six months ended June 30, 2024 that that did not recur in the six months ended June 30, 2025. SG&A expenses included research and development costs of $2.2 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively, in connection with the development of new products and plans, and clinical research activities.
Income (loss) from operations: For the three months ended June 30, 2025, the Company’s loss from operations was $1.1 million, a $6.8 million improvement from the $7.9 million loss from operations for the corresponding period in 2024 primarily as a result of decreased SG&A expenses partially offset by decreased gross profit. For the three months ended June 30, 2025 the Company’s loss from operations as a percentage of revenue was 1.0% as compared to 4.7% for the corresponding period in 2024, due to the factors described above impacting SG&A expenses, partially offset by the factors impacting gross profit. For the six months ended June 30, 2025, the Company’s loss from operations was $2.3 million, a $2.4 million decrease as compared to the Company’s income from operations of less than $0.1 million for the corresponding period in 2024 primarily as a result of decreased gross profit, partially offset by the factors impacting SG&A expenses. Loss from operations as a percentage of revenue decreased to 1.1% for the six months ended June 30, 2025 from income from operations as a percentage of revenue of less than 0.1% for the corresponding period in 2024 due to the factors above impacting gross profit, partially offset by the factors impacting SG&A expenses.
Other income: Other income for the three months ended June 30, 2025 was $3.9 million, an increase of $6.7 million, or 242.1%, as compared to other expenses of $2.8 million for the corresponding period in 2024. The increase in other income for the three months ended June 30, 2025 was primarily due to a $2.6 million gain on our investment in LifeMD common stock, compared to a loss on investment of $4.2 million for the corresponding period in 2024. The Company sold its investment in LifeMD during the current quarter. Other income for the six months ended June 30, 2025 was $5.7 million, an increase of $4.9 million, or 557.1%, as compared to other income of $0.9 million for the corresponding period in 2024. The increase in other income for the six months ended June 30, 2025 was primarily due to a $3.2 million gain on our investment in LifeMD common stock, compared to a loss on investment of $1.8 million for the corresponding period in 2024.
Provision for income taxes: For the three months ended June 30, 2025, the Company recorded $0.4 million in income tax expense, an effective tax rate of 13.7%, as compared to an income tax benefit of $2.5 million, an effective tax rate of 23.4%, for the three months ended June 30, 2024. The decrease in the effective tax rate for the three months ended June 30, 2025 was primarily driven by the increase in the limitation for executive compensation, which was magnified by the near break-even pre-tax position in the current year. For the six months ended June 30, 2025, the Company recorded $1.7 million in income tax expense, an effective tax rate of 49.8%, as compared to $0.8 million, an effective tax rate of 82.6%, for the six months ended

June 30, 2024. The decrease in the effective tax rate for the six months ended June 30, 2025 was primarily driven by the change in a tax shortfall for stock compensation which represented 75.2% of the change and the change in the limitation for executive compensation, which represented 7.2% of the change partially offset by the aggregation of several smaller items, totaling 49.7%. These changes were magnified by the near break-even pre-tax position in both periods.
Net income (loss): Net income was $2.5 million, or $0.22 per diluted share for the three months ended June 30, 2025 as compared to a net loss of $8.2 million, or $0.75 per diluted share, for the three months ended June 30, 2024. Net income was $1.7 million, or $0.15 per diluted share for the six months ended June 30, 2025, as compared to $0.2 million, or $0.01 per diluted share for the six months ended June 30, 2024. The period-over-period changes were driven by the factors described above.
Liquidity and Capital Resources
The Company had stockholders’ equity of $216.0 million and working capital of $160.3 million at June 30, 2025 as compared with $210.1 million and $150.2 million at December 31, 2024, respectively. The $5.9 million net increase in stockholders’ equity was primarily driven by $4.6 million in share-based compensation and $1.7 million of net income for the period, partially offset by $0.4 million in net shares repurchased for employee taxes. The Company’s cash, cash equivalents and investment securities increased to $162.7 million at June 30, 2025 from $162.3 million at December 31, 2024 .
Net cash provided by operating activities decreased by $20.3 million to less than $0.1 million for the six months ended June 30, 2025 from $20.4 million for the six months ended June 30, 2024. This was primarily driven by a $12.5 million decrease in supply chain optimization non-cash charges, a $6.0 million decrease for prepaid income taxes, a $3.2 million realized gain on the sale of LifeMD common stock, a $2.8 million decrease related to a smaller inventory reduction in the period ending June 30, 2025 to align with sales demand, and a $0.5 million decrease resulting from changes in other assets, partially offset by a $2.4 million increase resulting from prepaid expenses and other current assets, and a $2.1 million increase from net income and other non-cash charges.
Net cash provided by investing activities was $11.3 million for the six months ended June 30, 2025 as compared to net cash used in investing activities of $5.3 million for the six months ended June 30, 2024. The increase was primarily driven by investments sold in excess of investments purchased during the six months ended June 30, 2024 resulting in a $15.7 million decrease of net purchases of investment securities during the six months ended June 30, 2025.
Net cash used in financing activities decreased by $0.9 million to $0.6 million for the six months ended June 30, 2025 from $1.5 million for the six months ended June 30, 2024. This decrease was primarily due to a $0.5 million decrease in cash dividends paid to stockholders, and a $0.5 million decrease in net shares repurchased for employee taxes.
In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements in both the short term and the long term, if any, to be funded from operating cash flow and financing activities.
The Company is currently investing in new growth initiatives which have the potential to impact liquidity in future periods. The Company’s current growth initiatives, focused on engaging, developing, and empowering new coaches, do not require any material contractual commitments or capital expenditures in future periods. Since the future costs of these endeavors are variable in nature and will be scaled at the discretion of management, we do not believe there is any significant impact on our liquidity or capital resources.
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
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment in money market securities, government and agency securities, and corporate bonds. Other than for strategic investments, its current investment policy is to maintain an investment portfolio consisting of corporate bonds and U.S. money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at June 30, 2025, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.
Prior to the quarter ended June 30, 2025, the Company was exposed to market risk related to price fluctuations in equity markets related to its investment in LifeMD common stock, purchased in December of 2023. The Company sold its investment in LifeMD during the quarter ended June 30, 2025.
Other than the sale of LifeMD common stock, there have been no other material changes to our market risk exposure since December 31, 2024.
Item 4. Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Act, as amended, as of June 30, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2025	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	—	—	—	1,323,568
May 1 - May 31	—	—	—	1,323,568
June 1 - June 30	24	12.66	—	1,323,568
(1)All of the shares of the Company’s common stock reflected in this column were surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock and performance-based share awards previously granted to such employees and directors.
(2)At the outset of the quarter ended June 30, 2025, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the stock repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
As of June 30, 2025, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 Current Report on Form 8-K (File No. 001-31573) filed on December 4, 2019).

10.1	Medifast, Inc. Amended and Restated 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573 filed on June 20, 2025).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed August 4, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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
Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 4, 2025

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 4, 2025