Form 10-Q
period 2025-09-30
MEDIFAST INC
filed 2025-11-03
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
The number of shares of the registrant’s common stock outstanding at October 27, 2025 was 10,991,273.

1

Medifast, Inc. and Subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. dollars in thousands, except per share amounts & dividend data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue	$89,409	$140,163	$310,692	$483,460
Cost of sales	27,250	34,489	87,645	127,056
Gross profit	62,159	105,674	223,047	356,404

Selling, general, and administrative	66,240	103,568	229,457	354,235

Income (loss) from operations	(4,081)	2,106	(6,410)	2,169

Other income (expense)
Interest income	1,426	1,333	4,096	3,851
Other income (expense)	(2)	(1,861)	3,057	(3,508)
	1,424	(528)	7,153	343

Income (loss) before provision for income taxes	(2,657)	1,578	743	2,512

Provision (benefit) for income taxes	(396)	449	1,296	1,222

Net income (loss)	$(2,261)	$1,129	$(553)	$1,290

Earnings (loss) per share - basic	$(0.21)	$0.10	$(0.05)	$0.12

Earnings (loss) per share - diluted	$(0.21)	$0.10	$(0.05)	$0.12

Weighted average shares outstanding
Basic	10,991	10,937	10,977	10,928
Diluted	10,991	10,971	10,977	10,959
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Net income (loss)	$(2,261)	$1,129	$(553)	$1,290

Other comprehensive income, net of tax:
Foreign currency translation	—	4	—	47
Unrealized net gains on investment securities	41	319	40	54
	41	323	40	101

Comprehensive income (loss)	$(2,220)	$1,452	$(513)	$1,391
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in thousands, except par value)

	September 30, 2025	December 31, 2024

ASSETS
Current Assets
Cash and cash equivalents	$99,526	$90,928
Inventories, net	23,205	42,421
Investments	73,986	71,416
Income taxes, prepaid	4,300	—
Prepaid expenses and other current assets	6,821	9,639
Total current assets	207,838	214,404

Property, plant and equipment, net of accumulated depreciation	32,846	37,527
Right-of-use assets	8,397	11,155
Other assets	7,020	9,667
Deferred tax assets, net	12,108	11,460

TOTAL ASSETS	$268,209	$284,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$41,242	$56,494
Income taxes payable	—	1,485
Current lease obligations	5,471	6,182
Total current liabilities	46,713	64,161

Lease obligations, net of current lease obligations	6,790	9,943
Total liabilities	53,503	74,104

Stockholders' Equity
Common stock, par value $0.001 per share: 20,000 shares authorized;
10,991 and 10,938 issued and outstanding
at September 30, 2025 and December 31, 2024, respectively	11	11
Additional paid-in capital	38,233	33,136
Accumulated other comprehensive income	220	180
Retained earnings	176,242	176,782
Total stockholders' equity	214,706	210,109

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$268,209	$284,213
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollar in thousands)

	Nine months ended September 30,
	2025	2024

Operating Activities
Net income (loss)	$(553)	$1,290
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	10,777	9,522
Non-cash lease expense	3,459	3,352
Share-based compensation	5,467	5,231
Loss on disposal of property, plant and equipment	1,001	51
Realized gain on sale of investment securities	(3,303)	(82)
Amortization of discount on investment securities	(515)	(610)
Deferred income taxes	(648)	115
Unrealized (gain) loss on equity investment securities	(14)	3,734
Non-cash charges for supply chain optimization	—	11,689
Change in operating assets and liabilities:
Inventories	19,216	14,496
Prepaid expenses and other current assets	2,818	3,974
Other assets	(169)	(62)
Accounts payable and accrued expenses	(19,610)	(23,775)
Income taxes	(5,785)	498
Net cash flow provided by operating activities	12,141	29,423

Investing Activities
Purchase of investment securities	(51,495)	(24,351)
Proceeds from sale and maturities of investment securities	52,780	22,431
Purchase of property and equipment	(4,263)	(5,169)
Net cash flow used in investing activities	(2,978)	(7,089)

Financing Activities
Options exercised by directors	—	36
Net shares repurchased for employee taxes	(370)	(835)
Cash dividends paid to stockholders	(195)	(715)
Net cash flow used in financing activities	(565)	(1,514)

Foreign currency impact	—	47

Increase in cash and cash equivalents	8,598	20,867
Cash and cash equivalents - beginning of the period	90,928	94,440
Cash and cash equivalents - end of period	$99,526	$115,307

Supplemental disclosure of cash flow information:
Income taxes paid	$10,016	$449
Dividends included in accounts payable and accrued expenses	$441	$655
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. dollars in thousands)

	Nine months ended September 30, 2025
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance, December 31, 2024	10,938	$11	$33,136	$180	$176,782	$210,109
Net loss	—	—	—	—	(772)	(772)
Share-based compensation	80	—	1,930	—	—	1,930
Net shares repurchased for employee taxes	(27)	—	(369)	—	—	(369)
Other comprehensive income	—	—	—	59	—	59
Forfeiture of dividends on unvested awards	—	—	—	—	2	2

Balance, March 31, 2025	10,991	$11	$34,697	$239	$176,012	$210,959
Net income	—	—	—	—	2,480	2,480
Share-based compensation	—	—	2,627	—	—	2,627
Net shares repurchased for employee taxes	—	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	(60)	—	(60)

Balance, June 30, 2025	10,991	$11	$37,323	$179	$178,492	$216,005
Net loss	—	—	—	—	(2,261)	(2,261)
Share-based compensation	—	—	910	—	—	910
Other comprehensive income	—	—	—	41	—	41
Forfeiture of dividends on unvested awards	—	—	—	—	11	11

Balance, September 30, 2025	10,991	$11	$38,233	$220	$176,242	$214,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine months ended September 30, 2024
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance, December 31, 2023	10,896	$11	$26,573	$248	$174,649	$201,481
Net income	—	—	—	—	8,316	8,316
Share-based compensation	59	—	2,171	—	—	2,171
Options exercised by directors	1	—	36	—	—	36
Net shares repurchased for employee taxes	(19)	—	(817)	—	—	(817)
Other comprehensive loss	—	—	—	(226)	—	(226)

Balance, March 31, 2024	10,937	$11	$27,963	$22	$182,965	$210,961
Net loss	—	—	—	—	(8,154)	(8,154)
Share-based compensation	—	—	2,454	—	—	2,454
Net shares repurchased for employee taxes	—	—	(16)	—	—	(16)
Other comprehensive income	—	—	—	4	—	4
Forfeiture of dividends on unvested awards	—	—	—	—	34	34

Balance, June 30, 2024	10,937	$11	$30,401	$26	$174,845	$205,283
Net Income	—	—	—	—	1,129	1,129
Share-based compensation	—	—	606	—	—	606
Net shares repurchased for employee taxes	—	—	(2)	—	—	(2)
Other comprehensive income	—	—	—	323	—	323
Forfeiture of dividends on unvested awards	—	—	—	—	3	3

Balance, September 30, 2024	10,937	$11	$31,005	$349	$175,977	$207,342
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
The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2025. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the 2024 Form 10-K.
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
Advertising Expense - The costs of advertising efforts are expensed as incurred. They are recorded in selling, general, and administrative expense in the accompanying Unaudited Condensed Consolidated Statements of Operations. Advertising expense, excluding agency fees, for the three months ended September 30, 2025 and 2024 amounted to $0.7 million and $4.6 million, respectively. Advertising expense, excluding agency fees, for the nine months ended September 30, 2025 and 2024 amounted to $6.8 million and $9.9 million, respectively.
Provision for Income Taxes - For the three months ended September 30, 2025, the Company recorded $0.4 million in income tax benefit, an effective tax rate of 14.9%, as compared to an income tax expense of $0.4 million, an effective tax rate of 28.5%, for the three months ended September 30, 2024. The decrease in the effective tax rate for the three months ended September 30, 2025 was primarily driven by the decrease in the tax benefit of research and development tax credits, which represented 115.3% of the change, partially offset by an increase in the impact of states taxes of 85.6%. These changes were magnified by the near break-even pre-tax position in both periods. For the nine months ended September 30, 2025, the Company recorded $1.3 million in income tax expense, an effective tax rate of 174.4%, as compared to $1.2 million, an effective tax rate of 48.6%, for the nine months ended September 30, 2024. The increase in the effective tax rate for the nine months ended September 30, 2025 was primarily driven the impact of state taxes, which represented 85.6% of the change, a change in unrecognized tax benefits which represented 62.0% of the change, a change in the tax shortfall for stock compensation which represented 49.4% of the change, partially offset by the tax benefit of research and development tax credits of 115.3%. These changes were magnified by the near break-even pre-tax position in both periods.
On July 4, 2025, the tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, to provide for reconciliation pursuant to title II of H. Con. Res. 14. The provisions of the OBBBA do not significantly impact the Company’s effective tax rate but do impact timing items such as deductibility of research and development (“R&D”) costs and deductibility of newly acquired fixed assets. The Company is currently evaluating its treatment of capitalized R&D costs, and as such the legislation did not have a material impact for the quarter ended September 30, 2025.
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating losses, capital losses, and tax credit carryforwards. We evaluate the realizability of our deferred tax assets on a quarterly basis to determine whether a valuation allowance is necessary and reduce such assets to the amount that is more likely than not to be realized. This evaluation requires significant judgment and involves the consideration of all available positive and negative evidence, including our historical operating results, the existence of cumulative losses in recent years, ongoing prudent and feasible tax planning strategies, and projections of future taxable income. Additional negative evidence may exist in a future period to support a determination that a valuation allowance is required, which would result in a material reduction of federal and state deferred tax assets and a corresponding increase to income tax expense and the effective tax rate in the period the valuation allowance is recorded.
Accounting Pronouncements - Adopted in 2025
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. ASU 2023-07 was effective for public business entities for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The Company adopted the standard for annual period during the quarter ended December 31, 2024, and for interim period during the quarter ended March 31, 2025. The Company's segment disclosures are reported in Footnote 9.
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
Inventories consisted of the following (in thousands):

	September 30, 2025	December 31, 2024

Raw materials	$6,502	$6,704
Packaging	1,365	1,429
Non-food finished goods	1,289	2,031
Finished goods	18,042	33,702
Allowance for obsolete inventory	(3,993)	(1,445)
Total	$23,205	$42,421
3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.
The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Numerator:
Net income (loss)	$(2,261)	$1,129	$(553)	$1,290

Denominator:
Weighted average shares of common stock outstanding	10,991	10,937	10,977	10,928
Effect of dilutive common stock equivalents	—	34	—	31
Weighted average shares of common stock outstanding	10,991	10,971	10,977	10,959

Earnings (loss) per share - basic	$(0.21)	$0.10	$(0.05)	$0.12

Earnings (loss) per share - diluted	$(0.21)	$0.10	$(0.05)	$0.12
The Company was in a loss position for the three and nine months ended September 30, 2025, and as such all awards were anti-dilutive for those periods. If the Company were not in a loss position, the calculation of diluted EPS would have excluded 308 thousand and 329 thousand antidilutive restricted stock awards for the three and nine months ended September 30, 2025, respectively. The calculation of diluted EPS excluded 395 thousand and 331 thousand antidilutive restricted stock awards for the three and nine months ended September 30, 2024, respectively. EPS is computed independently for each of the periods presented above, and accordingly, the sum of the quarterly earnings per share may not equal the year-to-date total computed.
4. SHARE-BASED COMPENSATION
Stock Options
The Company has granted non-qualified and incentive stock options to employees and non-employee directors under the Amended and Restated 2012 Share Incentive Plan (the “2012 Plan”). The fair values of these options were estimated on the grant dates using the Black-Scholes option pricing model, which required estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of September 30, 2025, generally vested over a period of 3 years and expire 10 years from the date of grant. The exercise price of these options is $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term was calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponded to the expected term of the option. The expected volatility was based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield was computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the nine months ended September 30, 2025 and 2024, the Company did not grant stock options.
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
As of September 30, 2025, the weighted-average remaining contractual life for both the outstanding stock options and exercisable stock options was 2.35 years with an aggregate intrinsic value of $0. There was no unrecognized compensation on the awards for the period ended September 30, 2025. There were no stock options exercised for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, the Company received $36 thousand in cash proceeds from the exercise of stock options. The total intrinsic value for stock options exercised during the nine months ended September 30, 2024 was $15 thousand.
Restricted Stock
The Company has granted restricted stock under the 2012 Plan to employees and non-employee directors generally with vesting terms up to 3 years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period.
The following table summarizes our restricted stock activity (in thousands, except per share data):

	Nine months ended September 30,
	2025		2024
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of period	279	$57.21	114	$127.87
Granted	533	13.75	210	32.23
Vested	(80)	67.32	(35)	138.46
Forfeited	(18)	19.93	(7)	50.98
Outstanding at end of the period	714	$24.55	282	$57.24
The Company withheld approximately 27 thousand shares and 11 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the nine months ended September 30, 2025 and 2024, respectively. The total fair value of restricted stock awards vested during the nine months ended September 30, 2025 and 2024 was $1.1 million and $1.3 million, respectively.
Market and Performance-based Share Awards

The Company has granted market and performance-based share awards in 2022, 2023, and 2025, and performance-based share awards in 2021 and 2024 under the 2012 Plan to certain key executives who were granted deferred shares and may earn between 0% and 229% of the target number depending upon both the Company’s total stockholder return (“TSR”), for those with market conditions, and the Company’s performance against predetermined performance goals over a three-year performance period after the date of grant. Market and performance-based share awards that are tied to the Company’s TSR are valued using the Monte Carlo method and are recognized ratably as expense over the award’s performance period. The fair value of the performance-based share awards is equal to the market price of the Company’s common stock on the date of grant adjusted by the expected level of achievement over the performance period. Expense for performance-based share awards is amortized ratably over the performance period. In the event that management determines that the Company will not reach the lower threshold of the predetermined performance goals established in the grant agreement, any previously recognized expense is reversed in the period in which such a determination is made. During the current quarter, management determined that the performance-based share awards granted in March of 2024 would not reach the previously estimated achievement of the predetermined performance goals resulting in a reversal of previously recorded share-based compensation expense of $1.2 million for the three and nine months ended September 30, 2025.

No market and performance-based share awards were issued during the nine months ended September 30, 2025, as a result of the market and performance-based share awards granted in March of 2022 not reaching the lower threshold of the predetermined performance goals. The total fair value of market and performance-based share awards issued during the nine months ended September 30, 2024 was $1.3 million. The Company withheld zero and approximately 8 thousand shares for the quarters ended September 30, 2025 and 2024, respectively to cover minimum tax liability withholding obligations upon the vesting of shares of market and performance-based share awards.
Share-based compensation expense is recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The total expense during the three months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three months ended September 30,
	2025		2024
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	736	$1,565	304	$1,626
Market and performance-based share awards granted in 2025	319	407	—	—
Performance-based share awards granted in 2024	117	(1,181)	117	375
Market and performance-based share awards granted in 2023	47	119	47	(1,395)
Market and performance-based share awards granted in 2022	—	—	24	—
Performance-based share awards granted in 2021	—	—	1	—
Total share-based compensation	1,219	$910	493	$606
The total expense during the nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Nine months ended September 30,
	2025		2024
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	736	$4,563	304	$4,943
Market and performance-based share awards granted in 2025	319	$875	—	$—
Performance-based share awards granted in 2024	117	(444)	117	823
Market and performance-based share awards granted in 2023	47	473	47	(431)
Market and performance-based share awards granted in 2022	—	—	24	—
Performance-based share awards granted in 2021	—	—	1	(104)
Total share-based compensation	1,219	$5,467	493	$5,231

The total income tax benefit recognized in the accompanying Condensed Consolidated Statements of Operations for restricted stock awards was $0.2 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and the income tax benefit of $0.1 million and the income tax expense of $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

There was $9.0 million of total unrecognized compensation expense related to restricted stock awards as of September 30, 2025, which is expected to be recognized over a weighted-average period of 1.85 years. There was $4.6 million of unrecognized compensation expense related to the 366 thousand market and performance-based shares and 117 thousand performance-based shares presented in the table above as of September 30, 2025, which is expected to be recognized over a weighted-average period of 1.80 years.
5. LEASES
Operating Leases
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases for the nine months ended September 30, 2025 and 2024.
Our leases relating to office and warehouse space have lease terms of 65 months to 116 months. Our leases relating to equipment have lease terms of 36 months, with certain of them having automatic renewal clauses.
The Company’s warehouse agreements also contain non-lease components, in the form of payments towards variable logistics services and labor charges, which the Company is obligated to pay based on the services consumed by it. Such amounts are not included in the measurement of the lease liability but are recognized as expenses when they are incurred.
The operating lease expense was $1.2 million for both the three months ended September 30, 2025 and 2024, and $3.7 million for both the nine months ended September 30, 2025 and 2024.

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Nine months ended September 30,
	2025	2024

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$4,831	$4,719

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$701	$—
As of September 30, 2025, the weighted average remaining lease term was 3.10 years and the weighted average discount rate was 2.30%.

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2025 (in thousands):

2025 (excluding the nine months ended September 30, 2025)	$1,630
2026	4,783
2027	2,789
2028	2,895
2029	525
Thereafter	49
Total lease payments	$12,671
Less: Imputed interest	(410)
Total	$12,261
During the three months ended September 30, 2025, the Company entered into a lease agreement for new office space in 1501 South Clinton Street, Baltimore, Maryland 21224, with a lease term of 8 years and 7 months. The lease is expected to commence in March 2026, at which time the Company will record a right-of-use asset and corresponding lease liability. The Company will not renew its office space lease in 100 International Drive, Baltimore, Maryland 201202, when it expires in February 2026. As of September 30, 2025, the future minimum lease commitments related to this lease are not included in the tables above as the lease has not yet commenced.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	September 30, 2025	December 31, 2024

Foreign currency translation	$—	$(1)
Unrealized net gains on investment securities	220	181
Accumulated other comprehensive income	$220	$180
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

The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	September 30, 2025
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$82,584	$—	$—	$82,584	$82,584	$—

Level 1:
Money market accounts	16,942	—	—	16,942	16,942	—
Government & agency securities	32,095	115	77	32,287	—	32,287
	49,037	115	77	49,229	16,942	32,287

Level 2:
Corporate bonds	41,191	179	329	41,699	—	41,699

Total	$172,812	$294	$406	$173,512	$99,526	$73,986

	December 31, 2024
	Cost	Unrealized Gains (Losses)	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$77,551	$—	$—	$77,551	$77,551	$—

Level 1:
Money market accounts	13,377	—	—	13,377	13,377	—
Government & agency securities	28,920	15	96	29,031	—	29,031
Equity securities	10,000	(3,939)	—	6,061	—	6,061
	52,297	(3,924)	96	48,469	13,377	35,092

Level 2:
Corporate bonds	35,771	227	326	36,324	—	36,324

Total	$165,619	$(3,697)	$422	$162,344	$90,928	$71,416

The Company had $0 and $8 thousand realized gains for the three months ended September 30, 2025 and 2024. The Company had $3.3 million and $82 thousand realized gains for the nine months ended September 30, 2025 and 2024.
During the fourth quarter of 2023, the Company entered into an agreement with LifeMD, Inc, (Nasdaq: LFMD), a leading provider of virtual primary care, to purchase shares of common stock of LifeMD for $10 million. The 180-day lock-up period expired on June 8, 2024, and the registration process was completed, effective July 18, 2024. During the second quarter of 2025, the Company sold all of its holdings in LifeMD common stock. Prior to the sale, the fair value of the investment was recorded within the investment securities of the Condensed Consolidated Balance Sheets. The net proceeds received from the sale are recorded within cash and cash equivalents of the Condensed Consolidated Balance Sheets at September 30, 2025. The

gains and losses related to the Company’s LifeMD investment for the three and nine months ended September 30, 2025 and 2024 are summarized in the table below (in thousands):

	Three months ended September 30,
	2025	2024

Net losses recognized during the period on equity securities	$—	$(1,984)
Less: Net losses recognized on equity securities sold	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$—	$(1,984)

	Nine months ended September 30,
	2025	2024

Net gains (losses) recognized during the period on equity securities	$3,222	$(3,734)
Less: Net gains recognized on equity securities sold	3,222	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$—	$(3,734)

During the fourth quarter of 2023, the Company entered into an agreement in which LifeMD would provide services to stand-up the collaboration between LifeMD and the Company. The Company recognized $0.0 million and $5.0 million within selling, general, and administrative expenses for services performed by LifeMD for the nine months ended September 30, 2025 and 2024. The Company recognized $0.0 million and $1.7 million within selling, general, and administrative expenses for services performed by LifeMD for the three months ended September 30, 2025 and 2024. Although the Company sold all of its equity holdings in LifeMD common stock during the quarter ended June 30, 2025, the collaboration between LifeMD and the Company continues and remains unchanged.
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

The following table presents the OPTAVIA segment's revenue, significant segment expenses, and segment net income for the three months ended September 30, 2025 and 2024, respectively:

	September 30, 2025	September 30, 2024
Revenue	$89,409	$140,163
Less:
Cost of sales	27,250	34,489
Selling, marketing, and after sales support	41,543	74,867
Distribution	3,815	6,138
Technology	11,123	12,481
Administrative and corporate support functions	8,849	9,476
Equity compensation	910	606
Other loss (income) (1)	(1,424)	528
Provision (benefit) for income taxes	(396)	449
Segment net income (loss)	$(2,261)	$1,129

Reconciliation of profit or loss
Adjustments and reconciling items	—	—

Consolidated net income (loss)	$(2,261)	$1,129
(1) Other loss (income) included within Segment net income (loss) includes interest income, interest expense, and unrealized gains and losses on LifeMD common stock.
Segment depreciation expense of property, plant, and equipment for the three months ended September 30, 2025 and 2024 was $2.5 million and $2.3 million, respectively. Segment additions of property, plant, and equipment for the three months ended September 30, 2025, and 2024 were $1.4 million and $1.4 million, respectively.
The following table presents the OPTAVIA segment's revenue, significant segment expenses, and segment net income for the nine months ended September 30, 2025 and 2024, respectively:

	September 30, 2025	September 30, 2024
Revenue	$310,692	$483,460
Less:
Cost of sales	87,645	127,056
Selling, marketing, and after sales support	151,883	242,560
Distribution	13,646	32,196
Technology	32,731	38,651
Administrative and corporate support functions	25,730	35,597
Equity compensation	5,467	5,231
Other income (1)	(7,153)	(343)
Provision for income taxes	1,296	1,222
Segment net income	$(553)	$1,290

Reconciliation of profit or loss
Adjustments and reconciling items	—	—

Consolidated net income (loss)	$(553)	$1,290
(1) Other income included within Segment net income includes interest income, interest expense, and realized and unrealized gains and losses on LifeMD common stock.
Segment depreciation expense of property, plant, and equipment for the nine months ended September 30, 2025 and 2024 was $7.9 million and $15.1 million, respectively. Segment additions of property, plant, and equipment for the nine months ended September 30, 2025 and 2024 were $4.3 million and $5.2 million, respectively.
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
Overview
Medifast is the 40+ year old health and wellness company known for its science-backed, coach-guided lifestyle system. The Company is currently executing a strategic transformation focused on metabolic health and a return to growth strategy by fueling coach productivity and coach growth. We operate a well-capitalized business with strong and effective leadership that has a powerful lifestyle brand and business model that boasts a network of approximately 19,500 active earning independent coaches that has impacted more than 3 million lives. Medifast stands at the forefront of evidence-based wellness solutions and its coach-first model creates an opportunity for coaches’ individual businesses, and has a flywheel effect as new clients join, which drives revenue and leads to new active earning coaches joining, which leads to more new clients and generates further revenue.
Medifast offers a simple, yet comprehensive approach to achieving optimal health and wellbeing. Our lifestyle program empowers people to make lasting changes. Through the support of our coaches, about 90% of whom were clients first, our clients are guided through every step of their wellness journey.

Our lifestyle plans deliver proven health benefits as well as evidence-based tools, including scientifically developed products and a framework for habit creation reinforced by coaches and community support. We continue to innovate and build upon our scientific and clinical heritage to fulfill our mission of offering Lifelong Transformation, Making a Healthy Lifestyle Second Nature.

Coaches provide unparalleled coaching support along with community, nutrition, and healthy habits. In a world where health and wellbeing are often a difficult and solitary journey, our comprehensive system provides intensely personalized support to people who want to transform their health. We believe this holistic approach empowers people to master their weight loss journey through each stage of life and gives them the freedom to do it on their terms. The lifestyle solution is designed for real life and built around four key components:
•Independent Coaches: Coaches provide individualized support and guidance to clients on the path to optimal health and wellbeing.
•Community: A Community of like-minded people provide real-time connection and support.
•The Habits of Health Transformational System: A proprietary system that offers easy steps to a sustainable healthy lifestyle.
•Products & Plans: Clinically proven plans and scientifically developed products, backed by dietitians, scientists, and physicians.
Science has been part of Medifast’s DNA for more than 40 years. With our ongoing research and compelling data elevating the science behind the flagship 5 & 1 plan and innovative products, the company is energizing the coach community to do what they do best, empowering people to take control of their metabolic health. Medifast's weight loss and metabolic health experts unveiled Metabolic Synchronization, a breakthrough approach that reverses metabolic dysfunction through a targeted reset, and is aimed to drive future innovation. Research shows that the Company’s comprehensive plan activated strong and targeted fat burn to enhance metabolic health and body composition by reducing visceral fat, preserving lean mass and protecting muscle, ultimately empowering individuals to reach their health goals. Looking ahead, we plan to launch significant product innovations, incorporating next-generation ingredients for metabolic enhancement. We expect to bring this new product line to market next year.
As part of our strategy to remain competitive in the rapidly evolving weight-loss market, we have developed distinct coach-supported program offerings tailored to meet the unique needs of three specific client categories on their health and wellness journeys:
1.Individuals who want to use coach-supported habit-based programs as the core of their weight loss journey;
2.Individuals using GLP-1 medications as a core element of their weight loss program; and
3.People looking to manage weight loss and improve health when they come off GLP-1 medications for whatever reason, including cost, side effects, or any other cause.
We are taking an intentional and methodical approach to tailoring our offerings for each of these groups, to ensure that we can provide compelling products and services to new, former, and current coaches and clients, regardless of where they are on their personal health and wellness journeys.
While GLP-1 medication usage, which can be powerful appetite suppressants, continues to accelerate, medication alone does not produce sustainable lifestyle change. Recent research indicated that approximately one-third of users discontinue taking the medication after six months, and as many as 74% stop after a year.1 Furthermore, research also shows that two-thirds of weight
1 Grosicki et al. Diabetes Obes Metab. 2025; https://pubmed.ncbi.nlm.nih.gov/39743934/

lost on GLP-1 medications is typically regained within 12 months of stopping treatment, with cardiometabolic benefits often reversing as well.2 The takeaway is clear: GLP-1 medications can be effective tools, but lasting results require more than medication—they require holistic behavior change. The need extends beyond the obesity epidemic, as over 90% of Americans are metabolically unhealthy3, affecting blood sugar regulation, energy production, and weight management. Healthy weight loss that focuses on burning fat while preserving muscle is essential to improving metabolic health, but it demands commitment, consistency and support - not quick fixes. Because GLP-1 medications are shown to be most effective when paired with lifestyle changes, we see strong alignment with our expertise helping people create durable habits through coach-supported, behavior-based systems.
With the medications having been shown to be highly effective in conjunction with lifestyle changes, we believe there is strong compatibility with our experience of helping people achieve change through habit-based systems, supported by a coach.
Coaches remain central to everything that we do. They aim to foster a continuous cycle of growth by attracting and activating new clients, some of whom go on to become coaches. We provide economic incentives designed to support long-term coach success, which we believe contributes to their financial wellness, and offers the opportunity to improve their personal finances while elevating the health trajectories of their families, communities, and future generations.4
Medifast is ensuring our coaches are positioned to succeed in the GLP-1 environment. Regardless of their need states, our integrated, coach-supported, lifestyle-based approach helps clients achieve their health goals. Coaches introduce clients to a set of healthy habits, often beginning with healthy eating, alongside exclusive products and plans. These offerings are one component that support the Company’s mission, and help make it easier for clients to build and sustain healthy habits in their lives.
Finding new clients and reactivating former clients who do not wish to use medications remains an important area of focus for our business and our coaches. Our scientifically designed Fuelings, as well as innovative product lines like OPTAVIA ASCEND and OPTAVIA ACTIVE continue to address the needs of these clients. We also continue to work on enhancing our digital tools and improving the client experience to help us achieve our goals. We believe our coach-based model is scalable and drives both client success and growth, and is a key competitive advantage.
In all cases, the coaching model is anchored on clients’ needs, helping place them into supportive and energized health and wellness communities that share similar challenges and goals. With a coach, clients successfully lost 10 times more weight and 17 times more fat than those attempting to lose weight on their own.5 Coaches deliver highly tailored and personalized support and motivation, sharing their passion for healthy living and lifestyle transformation. Despite their diverse geographies and backgrounds, our coaches form a tight-knit community that supports, encourages and inspires one another.
Our coaches are independent contractors, not employees, who support clients and market our products and services to friends, family, and other people in their communities, primarily through word of mouth, email, and via social media channels including Facebook, Instagram, X (formerly known as Twitter), and video conferencing platforms. Products are shipped directly to clients; coaches do not handle or deliver products. This model enables our coaches to focus on client support and encouragement without having to manage inventory and allows them to maintain an arms-length transactional relationship.
Medifast continues to invest strategically in tools, programs, and digital resources to support our coaches - the Company’s most effective client acquisition engine. We incorporate the latest scientific research into our innovations, including leveraging shared success stories, leadership development, and best practices from experienced coaches. Recently launched programs offer a clear roadmap, incentives, and recognition to help coaches grow their business. One such initiative is the new EDGE program, a behavior-designed program that emphasizes progressive business building behaviors and rewards, designed to be easily adoptable by new and experienced coaches alike. It prioritizes leading indicators of success, not just outcomes or ranking. While the main goals of the program are to provide a structured approach for coaches to maximize their potential, improve their leadership skills, expand their reach, and achieve recognition for their progress, we also expect it to increase client acquisition and the conversion of clients into new coaches. We also rolled out Premier+, a refreshed auto-ship program, launched in July 2025, that offers a new tiered pricing discount on monthly orders, reduces list pricing on several popular products, and provides a more reliable and predictable compensation structure for coaches. These enhancements were designed to make client
2 Wilding, et al; STEP 1 Study Group. Diabetes Obes Metab. 2022; https://pubmed.ncbi.nlm.nih.gov/35441470/
3 O’Hearn M et al. Trends and Disparities in Cardiometabolic Health Among U.S. Adults, 1999-2018. J Am Coll Cardiol. 2022; 80(2):138-151. doi:10.1016/j.jacc.2022.04.046
4 OPTAVIA makes no guarantee of financial success. Success with OPTAVIA results from successful sales efforts, which require hard work, diligence, skill, persistence, competence, and leadership. Please see the OPTAVIA Income Disclosure Statement (http://bit.ly/4lFIPRP) for statistics on actual earnings of Coaches.
5 In a clinical study, the group on the OPTAVIA 5 & 1 Plan lost 17x more fat than the self-directed control group.

acquisition and retention easier for our coaches. Medifast also remains focused on providing enhanced digital tools to support the business management of the coaches to help streamline administrative tasks, allowing coaches to focus their efforts on what matters most: supporting their clients.
We believe Medifast is uniquely positioned to serve a broader range of clients and lead the advancement of metabolic health through its personalized coaching, community support, and science-backed nutrition solutions. By addressing the silent crisis of metabolic dysfunction with our innovative products, enhanced client experiences, and unmatched support system, we have created and are continuing to enhance a differentiated and compelling offer. Our financial strength, operational flexibility, and client-centric philosophy position us to navigate the changing weight loss market and drive sustainable growth.
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
In response to changing macroeconomic conditions, the Company may take further actions that alter its business operations as may be required by governmental authorities, or that are determined to be in the best interests of employees, coaches and clients, and stockholders. Our ability to effectively navigate these developments is critical to maintaining operational resilience and achieving our long-term strategic objectives. These macroeconomic uncertainties make it challenging for our management to estimate our future business performance. However, we intend to continue to actively monitor the impact of these developments on our business and will update our practices accordingly.
Competition
The weight loss industry is very competitive and encompasses a multitude of weight loss products and programs. These include a wide variety of commercial weight loss programs, pharmaceutical products, surgical interventions, books, self-help diets, dietary meal replacements, and appetite suppressants as well as digital tools, app-based health and wellness monitoring solutions, and wearable trackers. The weight loss market is served by a diverse array of competitors. Potential clients seeking to manage their weight can turn to traditional center-based competitors, online diet-oriented sites, self-directed dieting and self-administered products such as prescription medications, over-the-counter medications and supplements, as well as medically supervised programs. Recently, it became clear that medical weight loss solutions, such as GLP-1 medications, have become an increasingly key component of the overall health and wellness ecosystem, and the recent surging awareness and popularity of these weight loss medications serve as another major competitor, as these products have prompted a huge change in the way that consumers think about weight loss and lifestyle modification solutions in general. We recognize that these weight loss medications have attracted significant attention from the market and pose a threat to our interactions with our traditional client base. Importantly, the efficacy claims of GLP-1 medications for weight loss are based specifically on their incorporation of lifestyle changes that include a reduced calorie diet and increased physical activity. As a result, under Medifast’s OPTAVIA offerings, weight loss medications can be an important element that fits into the overall tailored OPTAVIA lifestyle plans that also include coaching, community support, nutritionally balanced meals, and exercise.
We believe we have a competitive advantage over traditional diet companies. The OPTAVIA model:

•Offers a solution that focuses on metabolic health powered by a breakthrough apporach and human coaching and has impacted more than 3 million lives.
•Provides personalized, empathetic support from coaches who have been in their clients’ shoes.
•Promotes lifelong habit development supported by a proprietary integrated approach to behavior change, the Habits of Health Transformational System.
•Encompasses a vibrant health and wellness community.

We also compete with other direct-selling organizations, some of which have a longer operating history and greater visibility, name recognition and financial resources than we do. We also believe we have advantages over traditional direct selling companies. The OPTAVIA model:

•Is client-centric, with one sales price for both OPTAVIA coaches and clients. There is no tiered pricing.
•Boasts a health and wellness community, which promotes a holistic health and wellness program and is not focused solely on product sales.
•Offers a differentiated direct-to-consumer model, with 100% of products shipped directly to clients.
•Promotes a unified Habits of Health training system that aligns its coach leaders around a common mission of Lifelong Transformation, Making a Healthy Lifestyle Second Nature.

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
Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the 2024 Form 10-K. There were no significant changes in our critical estimates or policies during the first nine months of 2025.
Overview of Results of Operations
Our product sales accounted for approximately 96% and 97% of our revenues for the three months ended September 30, 2025 and 2024, respectively, and approximately 96% and 97% for the nine months ended September 30, 2025 and 2024.
The following tables reflect our statements of operations (in thousands, except percentages):

	Three months ended September 30,
	2025	2024	$ Change	% Change

Revenue	$89,409	$140,163	$(50,754)	(36.2)%
Cost of sales	27,250	34,489	(7,239)	(21.0)%
Gross profit	62,159	105,674	(43,515)	(41.2)%

Selling, general, and administrative	66,240	103,568	(37,328)	(36.0)%

Income (loss) from operations	(4,081)	2,106	(6,187)	(293.8)%

Other income (expense)
Interest income	1,426	1,333	93	7.0%
Other income (expense)	(2)	(1,861)	1,859	99.9%
	1,424	(528)	1,952	369.7%

Income (loss) before provision for income taxes	(2,657)	1,578	(4,235)	(268.4)%

Provision (benefit) for income taxes	(396)	449	(845)	(188.2)%

Net income (loss)	$(2,261)	$1,129	$(3,390)	(300.3)%

% of revenue
Gross profit	69.5%	75.4%
Selling, general, and administrative costs	74.1%	73.9%
Income (loss) from operations	(4.6)%	1.5%

	Nine months ended September 30,
	2025	2024	$ Change	% Change

Revenue	$310,692	$483,460	$(172,768)	(35.7)%
Cost of sales	87,645	127,056	(39,411)	(31.0)%
Gross profit	223,047	356,404	(133,357)	(37.4)%

Selling, general, and administrative	229,457	354,235	(124,778)	(35.2)%

Income (loss) from operations	(6,410)	2,169	(8,579)	(395.5)%

Other income
Interest income	4,096	3,851	245	6.4%
Other income (expense)	3,057	(3,508)	6,565	187.1%
	7,153	343	6,810	1,985.4%

Income before provision for income taxes	743	2,512	(1,769)	(70.4)%

Provision for income taxes	1,296	1,222	74	6.1%

Net income (loss)	$(553)	$1,290	$(1,843)	(142.9)%

% of revenue
Gross profit	71.8%	73.7%
Selling, general, and administrative costs	73.9%	73.3%
Income (loss) from operations	(2.1)%	0.4%

Revenue: Revenue decreased $50.8 million, or 36.2%, to $89.4 million for the three months ended September 30, 2025 from $140.2 million for the three months ended September 30, 2024. The decline in revenue for the three months ended September 30, 2025 was primarily driven by a decrease in the number of active earning OPTAVIA coaches to 19,500 as of September 30, 2025, a 35.0% decrease from 30,000 as of September 30, 2024. Revenue decreased $172.8 million, or 35.7%, to $310.7 million for the nine months ended September 30, 2025 from $483.5 million for the nine months ended September 30, 2024. The decline in revenue for the nine months ended September 30, 2025 was driven by a decrease in the number of active earning OPTAVIA coaches. The number of active earning OPTAVIA coaches has been trending downward year-over-year since the first quarter of 2023. The decrease in active earning OPTAVIA coaches for the three and nine months ended September 30, 2025 was driven by continued challenges with client acquisition. The average revenue per active earning OPTAVIA coach was $4,585 for the three months ended September 30, 2025, a 1.9% decrease compared to $4,672 for the three months ended September 30, 2024. Revenue per active earning OPTAVIA coach has been trending downward year-over-year since the third quarter of 2022 due to lower sales volumes. The decrease in productivity per active earning OPTAVIA coach for the three months ended September 30, 2025 was driven by continued pressure with client acquisition reflecting broader challenges in the operating environment, including rapid adoption of GLP-1 medications for weight loss. We continue to see moderating year-over-year declines in this key metric.
Cost of sales: Cost of sales decreased $7.2 million, or 21.0%, to $27.3 million from $34.5 million for the three months ended September 30, 2025 from the corresponding period in 2024. The decrease in cost of sales for the three months ended September 30, 2025 was primarily driven by a $12.2 million decrease attributable to lower volumes, partially offset by $4.0 million attributable to loss of leverage on fixed costs and a $1.6 million reserve for the reformulation of the Essential product line. Cost of sales decreased $39.4 million, or 31.0%, to $87.6 million from $127.1 million for the nine months ended September 30, 2025. The decrease in cost of sales for the nine months ended September 30, 2025 was primarily driven by a $43.9 million decrease attributable to lower volumes, partially offset by $4.9 million attributable to loss of leverage on fixed costs.
Gross profit: Gross profit decreased $43.5 million, or 41.2%, to $62.2 million from $105.7 million for the three months ended September 30, 2025 from the corresponding period in 2024. The decrease in gross profit for the three months ended September

30, 2025 was due to lower revenue, partially offset by lower cost of sales. As a percentage of revenue, gross profit decreased 590 basis points to 69.5% for the three months ended September 30, 2025 from 75.4% for the corresponding period in 2024 primarily due to 450 basis points attributable to loss of leverage on fixed costs and 180 basis points of reserve for the reformulation of the Essential product line. Gross profit decreased $133.4 million, or 37.4%, to $223.0 million from $356.4 million for the nine months ended September 30, 2024. The decrease in gross profit for the nine months ended September 30, 2025 was due to lower revenue, partially offset by lower cost of sales. As a percentage of revenue, gross profit decreased 190 basis points to 71.8% for the nine months ended September 30, 2025 from 73.7% for the corresponding period in 2024 primarily due to 160 basis points attributable to loss of leverage on fixed costs.
Selling, general, and administrative (“SG&A”): SG&A expenses were $66.2 million for the three months ended September 30, 2025, a decrease of $37.3 million, or 36.0%, as compared to $103.6 million from the corresponding period in 2024. SG&A expenses decreased for the three months ended September 30, 2025 primarily due to a $19.7 million decrease in coach compensation as a result of fewer active earning coaches and lower volumes. Additionally, SG&A expenses in the third quarter of 2025 reflected decreases of $5.6 million related to Company-led marketing compared to 2024, as well as $2.9 million for the Company’s convention costs, and $2.0 million for the Company’s collaboration with LifeMD that did not recur. As a percentage of revenue, SG&A expenses were 74.1% for the three months ended September 30, 2025 as compared to 73.9% for the corresponding period in 2024. SG&A expenses as a percentage of revenue increased for the three months ended September 30, 2025 primarily reflecting approximately 520 basis points associated to loss of leverage on fixed costs and other smaller increases, partially offset by a 360 basis point reduction related to Company-led marketing, and 210 basis points for the Company’s convention costs during the three months ended September 30, 2024, that did not recur. SG&A expenses included research and development costs of $1.1 million for both the three months ended September 30, 2025 and 2024, in connection with the development of new products and plans, and clinical research activities. SG&A expenses were $229.5 million for the nine months ended September 30, 2025, a decrease of $124.8 million, or 35.2%, as compared to $354.2 million from the corresponding period in 2024. SG&A expenses decreased for the nine months ended September 30, 2025 primarily due to a $66.5 million decrease in coach compensation as a result of fewer active earning coaches and lower volumes. Additionally, SG&A expenses for the nine months ended September 30, 2025 reflected decreases of $7.4 million related to Company-led marketing compared to the same period in 2024, as well as $12.5 million for supply chain optimization, $7.2 million of market research and LifeMD collaboration costs related to medically support weight loss, and $7.3 million related to the Company’s convention and other coach incentives that did not recur. As a percentage of revenue, SG&A expenses were 73.9% for the nine months ended September 30, 2025 as compared to 73.3% for the corresponding period in 2024 primarily reflecting 480 basis points associated to loss of leverage on fixed costs, partially offset by 260 basis points for supply chain optimization and 150 basis points of market research and LifeMD collaborations costs incurred during the nine months ended September 30, 2024 that that did not recur in the nine months ended September 30, 2025. SG&A expenses included research and development costs of $3.3 million for both the nine months ended September 30, 2025 and 2024, respectively, in connection with the development of new products and plans, and clinical research activities.
Income (loss) from operations: For the three months ended September 30, 2025, the Company’s loss from operations was $4.1 million, a $6.2 million decrease from the $2.1 million income from operations for the corresponding period in 2024 primarily as a result of decreased gross profit partially offset by decreased SG&A expenses. For the three months ended September 30, 2025 the Company’s loss from operations as a percentage of revenue was 4.6% as compared to 1.5% income from operations as a percentage of revenue for the corresponding period in 2024, due to the factors described above impacting gross profit and the factors impacting SG&A expenses. For the nine months ended September 30, 2025, the Company’s loss from operations was $6.4 million, an $8.6 million decrease as compared to the Company’s income from operations of $2.2 million for the corresponding period in 2024 primarily as a result of decreased gross profit and the factors impacting SG&A expenses. Loss from operations as a percentage of revenue decreased to 2.1% for the nine months ended September 30, 2025 from income from operations as a percentage of revenue of 0.4% for the corresponding period in 2024 due to the factors above impacting gross profit and the factors impacting SG&A expenses.
Other income: Other income for the three months ended September 30, 2025 was $1.4 million, an increase of $2.0 million, or 369.7%, as compared to other expenses of $0.5 million for the corresponding period in 2024. The increase in other income for the three months ended September 30, 2025 was primarily due to the absence of a loss on our investment in LifeMD common stock that occurred during the corresponding period in 2024. The Company sold its investment in LifeMD during the six months ended June 30, 2025. Other income for the nine months ended September 30, 2025 was $7.2 million, an increase of $6.8 million, or 1,985.4%, as compared to other income of $0.3 million for the corresponding period in 2024. The increase in other income for the nine months ended September 30, 2025 was primarily due to a $3.2 million gain on our investment in LifeMD common stock, compared to a loss on investment of $3.7 million for the corresponding period in 2024.

Provision for income taxes: For the three months ended September 30, 2025, the Company recorded $0.4 million in income tax benefit, an effective tax rate of 14.9%, as compared to an income tax expense of $0.4 million, an effective tax rate of 28.5%, for the three months ended September 30, 2024. The decrease in the effective tax rate for the three months ended September 30, 2025 was primarily driven by the decrease in the tax benefit of research and development tax credits, which represented 115.3% of the change, partially offset by an increase in the impact of states taxes of 85.6%. These changes were magnified by the near break-even pre-tax position in both periods. For the nine months ended September 30, 2025, the Company recorded $1.3 million in income tax expense, an effective tax rate of 174.4%, as compared to $1.2 million, an effective tax rate of 48.6%, for the nine months ended September 30, 2024. The increase in the effective tax rate for the nine months ended September 30, 2025 was primarily driven the impact of state taxes, which represented 85.6% of the change, a change in unrecognized tax benefits which represented 62.0% of the change, a change in the tax shortfall for stock compensation which represented 49.4% of the change, partially offset by the tax benefit of research and development tax credits of 115.3%. These changes were magnified by the near break-even pre-tax position in both periods.
Net income (loss): Net loss was $2.3 million, or $0.21 loss per diluted share for the three months ended September 30, 2025 as compared to a net income of $1.1 million, or $0.10 per diluted share, for the three months ended September 30, 2024. Net loss was $0.6 million, or $(0.05) per diluted share for the nine months ended September 30, 2025, as compared to net income of $1.3 million, or $0.12 per diluted share for the nine months ended September 30, 2024. The period-over-period changes were driven by the factors described above.
Liquidity and Capital Resources
The Company had stockholders’ equity of $214.7 million and working capital of $161.1 million at September 30, 2025 as compared with $210.1 million and $150.2 million at December 31, 2024, respectively. The $4.6 million net increase in stockholders’ equity was primarily driven by $5.5 million in share-based compensation, partially offset by $0.6 million of net loss for the period and $0.4 million in net shares repurchased for employee taxes. The Company’s cash, cash equivalents and investment securities increased to $173.5 million at September 30, 2025 from $162.3 million at December 31, 2024 .
Net cash provided by operating activities decreased by $17.3 million to $12.1 million for the nine months ended September 30, 2025 from $29.4 million for the nine months ended September 30, 2024. This was primarily driven by a decrease in net income after adding back non-cash items of $18.6 million, partially offset by net changes in operating assets and liabilities of $1.3 million. The increase from changes in operating assets and liabilities was primarily driven by $4.7 million from changes in inventory and $4.2 million from changes in accounts payable and accrued expenses, partially offset by $6.3 million from changes in prepaid income taxes and $1.2 million from changes in prepaid expenses and other current assets.
Net cash used in investing activities was $3.0 million for the nine months ended September 30, 2025 as compared to net cash used in investing activities of $7.1 million for the nine months ended September 30, 2024. The decrease was primarily driven by investments purchased in excess of investments sold during the nine months ended September 30, 2024 resulting in a $3.2 million decrease of net purchases of investment securities during the nine months ended September 30, 2025.
Net cash used in financing activities decreased by $0.9 million to $0.6 million for the nine months ended September 30, 2025 from $1.5 million for the nine months ended September 30, 2024. This decrease was primarily due to a $0.5 million decrease in cash dividends paid to stockholders and a $0.5 million decrease in net shares repurchased for employee taxes.
In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements in both the short term and the long term, if any, to be funded from operating cash flow, and financing activities as warranted by management’s investment and leverage strategies.
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
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment in money market securities, government and agency securities, and corporate bonds. Other than for strategic investments, its current investment policy is to maintain an investment portfolio consisting of corporate bonds and U.S. money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at September 30, 2025, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.
Prior to the quarter ended September 30, 2025, the Company was exposed to market risk related to price fluctuations in equity markets related to its investment in LifeMD common stock, purchased in December of 2023. The Company sold its investment in LifeMD during the quarter ended June 30, 2025.
Other than the sale of LifeMD common stock, there have been no other material changes to our market risk exposure since December 31, 2024.
Item 4. Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Act, as amended, as of September 30, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2025	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	—	—	—	1,323,568
August 1 - August 31	—	—	—	1,323,568
September 1 - September 30	77	13.71	—	1,323,568
(1)All of the shares of the Company’s common stock reflected in this column were surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock and performance-based share awards previously granted to such employees and directors.
(2)At the outset of the quarter ended September 30, 2025, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the stock repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
As of September 30, 2025, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed November 3, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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
Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 3, 2025

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 3, 2025