Form 10-K
period 2025-12-31
MEDIFAST INC
filed 2026-02-17
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☐ No ☒
As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock (based on the closing sale price of $14.05, as reported by the New York Stock Exchange on such date) held by non-affiliates was approximately $145.0 million.
The number of shares of the registrant’s common stock outstanding at February 10, 2026 was 10,991,273.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” or similar expressions and are made in connection with discussions of future operating or financial performance and/or events or developments that we expect or anticipate will occur in the future.
Forward-looking statements reflect management’s expectations, beliefs, plans, objectives, goals and strategies as of the date of this Report. Although we believe that these forward-looking statements and the underlying assumptions on which they are based are reasonable, forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. Some of the risks and uncertainties that may affect our business include:
•our ability to maintain and grow our network of independent coaches;
•industry competition and new metabolic health and weight loss products, including weight loss medications, or services;
•health or advertising related claims by our clients;
•our ability to continue to develop innovative new products and to continue to appeal to consumer preferences and the market;
•effectiveness of our advertising and marketing programs, including use of social media by coaches;
•effectiveness of ability to successfully and efficiently execute a strategic transformation of our business towards metabolic health;
•the departure of one or more key personnel;
•our ability to protect against online security risks, including security breaches;
•competitors use of artificial intelligence to make their offer more competitive;
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

PART I
ITEM 1. BUSINESS
SUMMARY
Medifast, Inc. (“Medifast,” the “Company,” “we” or “us”) is the 40+ year old health and wellness company known for its science-backed, coach-guided lifestyle system. As we enter 2026, the Company is moving from transformation to execution, leveraging its extensive experience in structured weight loss coupled with recent scientific research and enhanced product offerings to address the needs of a broader metabolic health market. Medifast’s approach focuses on addressing the root cause of metabolic dysfunction. This strategic shift targets a larger and more sustainable market, focusing on a long-term growth strategy designed to guide the Company over the next decade by aligning science, products, and coaching with increasing demand for new solutions as awareness of metabolic dysfunction grows.
This growth strategy is fueled by improving coach productivity and expanding our coach network. We operate a well-capitalized business with strong effective leadership, a powerful lifestyle solution, and a business model that has impacted over 3 million lives and, for the quarter ended December 31, 2025, had a network of approximately 16,100 active earning independent coaches. Medifast stands at the forefront of evidence-based wellness solutions, and its coach-first model creates significant opportunities for coaches’ individual businesses. This is designed to create a “flywheel effect” as new clients join, driving coach productivity, which in turn attracts new active earning coaches, leading to even more new clients and further productivity.
The Company offers a simple, yet comprehensive approach to achieving optimal metabolic health and well-being by empowering individuals to make lasting changes. Through the dedicated support of our coaches, approximately 90% of whom were clients first, our clients are guided through every step of their wellness journey.
Our scientifically developed products and habit creation framework, reinforced by coaches and community support, provide proven health benefits and serve as a promising foundation to develop a comprehensive metabolic health system. We continuously innovate and build upon our scientific and clinical heritage to fulfill our mission of Lifelong Transformation, Making a Healthy Lifestyle Second Nature®. Coaches provide unparalleled support along with community, nutrition, and healthy habits. In a world where health and well-being can often be a difficult and solitary journey, our comprehensive system offers intensely personalized support to individuals seeking to transform their health. The goal of this holistic approach is to empower people to master their metabolic health and improve body composition, beginning with a quality weight loss journey and offering the flexibility to achieve it on their own terms. The metabolic health system is designed for real life and built around four key components:
•Independent Coaches: Coaches provide individualized support and guidance to clients on their path to optimal health and well-being.
•Community: A community of like-minded individuals offers real-time connection and support.
•The Habits of Health Transformational System: A proprietary system that provides easy steps toward a sustainable healthy lifestyle.
•Products & Plans: Clinically proven plans and scientifically developed products, backed by dietitians, scientists, and physicians.
In October 2025, Medifast announced its strategic transformation, unveiling its focus on holistic metabolic health. The Company introduced Metabolic Synchronization™ — a breakthrough science that reverses metabolic dysfunction through a targeted reset of the body’s metabolism. Research demonstrates that the Company's comprehensive system improves metabolic health by activating strong and targeted fat burn, (i.e., by reducing bad visceral fat), preserving lean mass, and protecting muscle.1 This approach results in healthy, quality weight loss that extends beyond the scale, ultimately empowering individuals to achieve their health goals.
Metabolic health, often misunderstood or overlooked, refers to the body’s ability to efficiently convert food into energy and regulate critical bodily functions. Metabolic dysfunction is a state that can often go unnoticed, placing strain on the body’s metabolic processes and potentially leading to serious health challenges.
1 In a clinical study, individuals on the Company's 5 & 1 Plan experienced a reduction of 14% visceral fat and 98% of lean mass was retained at 16 weeks. Arterburn, L.M., C.D. Coleman, J. Kiel, et al. Randomized controlled trial assessing two commercial weight loss programs in adults with overweight or obesity. Obes Sci Pract 2019; 5/1: 3-14.

Science has always been integral to Medifast’s identity. Through ongoing research and compelling data that elevate the science behind the Company’s plans and innovative products, the Company is energizing its coach community to empower individuals to take control of their metabolic health. Looking ahead, Medifast plans to launch significant product innovations, incorporating next-generation ingredients for metabolic enhancement. We expect to bring this new product line to market in 2026. These upcoming innovations are designed to further strengthen the Company’s offerings to help achieve optimal metabolic health.
While GLP-1 medication usage continues to accelerate, medication alone may not be adequate. Recent research indicates that approximately one-third of users discontinue the medication after six months, and up to 74% stop after a year.2 Furthermore, studies show that two-thirds of weight lost on GLP-1 medications is typically regained within 12 months of stopping treatment, with cardiometabolic benefits often reversing as well.3 GLP-1 medications can be effective tools, but lasting results require more than just medication—they demand holistic behavior change.
The need for change extends beyond the obesity epidemic, as over 90% of Americans are metabolically unhealthy,4 impacting biomarkers of poor health, energy regulation, and weight management. Healthy quality weight loss that prioritizes burning fat while preserving muscle is essential for improving metabolic health but it demands commitment, consistency, and support. Given that GLP-1 medications are shown to be most effective when combined with lifestyle changes, we see strong alignment with our expertise in helping people create durable habits through coach-supported, behavior-based systems. Our experience in guiding individuals towards change through habit-based systems, supported by a coach, is highly compatible with the demonstrated effectiveness of these medications when paired with lifestyle modifications. Coaches remain central to everything we do, fostering a continuous cycle of growth by attracting and activating new clients, some of whom go on to become coaches themselves.
In addition to coach support, by focusing on the root causes of metabolic dysfunction, Medifast is unlocking new opportunities to reach and empower individuals at every stage of their health journey. For those utilizing weight loss medications, Medifast’s programs provide complementary solutions to enhance metabolic function and overall health.
Regardless of their need states, our integrated, coach-supported, lifestyle-based approach helps clients achieve their health goals. Coaches introduce clients to a set of healthy habits, often beginning with healthy eating, alongside exclusive products and plans. These offerings are a key component that supports the Company’s mission and helps clients to build and sustain healthy habits in their lives.
Finding new clients and reactivating former clients remains an important area of focus for our business and our coaches. Our popular Essentials line as well as innovative product lines like OPTAVIA ASCEND and OPTAVIA ACTIVE continue to address the needs of these clients. We also continue to enhance our digital tools and improve client experience, which we anticipate will have the effect of improving coach productivity and expanding our coach network, helping us achieve our goals. We believe our coach-based model is scalable, drives both client success and growth, and represents a key competitive advantage.
In all cases, the coaching model is anchored on clients’ needs, helping place them into supportive and energized health and wellness communities that share similar challenges and goals. With a coach, clients successfully lost 10 times more weight and 17 times more fat than those attempting to lose weight on their own.5 Coaches deliver highly tailored and personalized support and motivation, sharing their passion for healthy living and lifestyle transformation. Despite their diverse geographies and backgrounds, our coaches form a tight-knit community that supports, encourages, and inspires one another.
Our coaches are independent contractors, not employees, who support clients and market our products and services to friends, family, and other people in their communities, primarily through word-of-mouth, email, and social media channels including Facebook, Instagram, TikTok, X (formerly known as Twitter), and video conferencing platforms. Products are shipped directly to clients; coaches do not handle or deliver products. This model enables our coaches to focus on client support and encouragement without having to manage inventory and allows them to maintain an arms-length transactional relationship. We provide economic incentives designed to support long-term coach success, which we believe contributes to their financial
2 Grosicki et al. Diabetes Obes Metab. 2025; https://pubmed.ncbi.nlm.nih.gov/39743934/
3 Wilding, et al; STEP 1 Study Group. Diabetes Obes Metab. 2022; https://pubmed.ncbi.nlm.nih.gov/35441470/
4 O’Hearn M et al. Trends and Disparities in Cardiometabolic Health Among U.S. Adults, 1999-2018. J Am Coll Cardiol. 2022; 80(2):138-151. doi:10.1016/j.jacc.2022.04.046
5 In a clinical study, the group on the OPTAVIA 5 & 1 Plan using a coach lost 17x more fat than the self-directed control group.

wellness, and offers the opportunity to improve their personal finances while elevating the health trajectories of those they support.6
In 2025, the Company launched new programs that offer a clear roadmap, incentives, and recognition to help coaches grow their businesses. One such initiative is the new EDGE program that emphasizes progressive business building behaviors and rewards, designed to be easily adoptable by new and experienced coaches alike. It prioritizes leading indicators of success, not just outcomes or ranking. While the main goals of the program are to provide a structured approach for coaches to maximize their potential, improve their leadership skills, expand their reach, and achieve recognition for their progress, we also expect it to increase client acquisition and the conversion of clients into new coaches.
Medifast continues to invest strategically in tools, programs, and digital resources to support our coaches - the Company’s most effective client acquisition engine. In July 2025, we rolled out Premier+, a refreshed auto-ship program that offers a new tiered pricing discount on monthly orders, reduces list pricing on several popular products, and provides a more reliable and predictable compensation structure for coaches. These enhancements were designed to make client acquisition and retention easier for our coaches. Medifast also remains focused on providing enhanced digital tools to support the business management of coaches, helping streamline administrative tasks, and allowing coaches to focus their efforts on what matters most: supporting their clients.
We believe Medifast is uniquely positioned to serve a broader range of clients and lead the advancement of metabolic health through its personalized coaching, community support, and science-backed nutrition solutions. By addressing the underserved crisis of metabolic dysfunction with our innovative products, enhanced client experiences, and unmatched support system, we have created and are continuing to enhance a differentiated and compelling offer. Our financial strength, operational flexibility, and client-centric philosophy position us to navigate the changing weight loss market and drive sustainable growth. Our operations are conducted through our wholly owned subsidiaries, Jason Pharmaceuticals, Inc., OPTAVIA LLC, Jason Enterprises, Inc., Jason Properties, LLC, OPTAVIA (Hong Kong) Limited, and OPTAVIA Health Consultation (Shanghai) Co., Ltd.
Macroeconomic Conditions
Certain global economic challenges, including the impact of inflation or tariffs, have caused macroeconomic uncertainty and volatility in markets where we, our suppliers, and our independent coaches operate.
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
Our variable cost structure can be utilized to adapt to changing market conditions with potential actions including adjustments to our manufacturing, distribution, and client support infrastructure. As a response, we may periodically take incremental pricing actions to offset supply chain costs, increases in tariff-related costs, and inflationary pressures. In addition, prolonged tariff uncertainty may influence consumer sentiment and purchasing behavior, particularly in discretionary spending categories. Fluctuations in consumer confidence, driven by economic concerns or anticipated price increases, could further reduce demand for our products.
In response to changing macroeconomic conditions, the Company may take further actions that alter its business operations as may be required by governmental authorities, or that are determined to be in the best interests of employees, coaches, and clients, and stockholders. Our ability to effectively navigate these developments is critical to maintaining operational resilience and achieving our long-term strategic objectives. These macroeconomic uncertainties make it challenging for our management to estimate our future business performance. However, we intend to continue to actively monitor the impact of these developments on our business and will update our practices accordingly.
6 OPTAVIA makes no guarantee of financial success. Success with OPTAVIA results from successful sales efforts, which require hard work, diligence, skill, persistence, competence, and leadership. Please see the OPTAVIA Income Disclosure Statement (http://bit.ly/4lFIPRP) for statistics on actual earnings of Coaches.

Competition
The metabolic health and weight loss industry is very competitive and encompasses a multitude of metabolic health and weight loss products and programs. These include a wide variety of commercial metabolic health and weight loss programs, medications, pharmaceutical products, surgical interventions, books, self-help diets, dietary meal replacements, and appetite suppressants as well as digital tools, app-based health and wellness monitoring solutions, and wearable trackers. The metabolic health and weight loss market is served by a diverse array of competitors. Potential clients seeking to manage their metabolic health or weight can turn to traditional center-based competitors, online diet-oriented sites, self-directed dieting and self-administered products such as prescription medications, over-the-counter medications and supplements, as well as medically supervised programs. Recently, it became clear that medical weight loss solutions, such as GLP-1 medications, have become an increasingly key component of the overall health and wellness ecosystem, and the recent surging acceptance and popularity of these weight loss medications serve as another major competitor, as these products have prompted a huge change in the way that consumers think about weight loss and lifestyle modification solutions in general. We recognize that these weight loss medications have attracted significant attention from the market and pose a threat to our interactions with our traditional client base. Importantly, the efficacy claims of GLP-1 medications for weight loss are based specifically on their incorporation of lifestyle changes that include a reduced calorie diet and increased physical activity. As a result, under Medifast’s offerings, weight loss medications can be an important element that fits into the overall tailored lifestyle plans that also include coaching, community support, nutritionally balanced meals, and exercise.
We believe we have a competitive advantage over traditional diet companies. Our model:
•Offers a solution that focuses on metabolic health powered by a breakthrough approach and human coaching and has impacted more than 3 million lives.
•Provides personalized, empathetic support from coaches who have been in their clients' shoes.
•Promotes lifelong habit development supported by a proprietary integrated approach to behavior change, the Habits of Health Transformational System.
•Encompasses a vibrant health and wellness community.
We also compete with other direct-selling organizations, some of which have a longer operating history and greater visibility, name recognition and financial resources than we do. We also believe we have advantages over traditional direct selling companies. Our model:
•Is client-centric, with one sales price for both coaches and clients. There is no tiered pricing.
•Incorporates coach support, with personalized coach support serving as a key differentiator to our model.
•Is comprehensive, including nutritional products and support.
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
MARKETS
Health & Wellness Consumers
We develop and market products for consumers who want to lose weight and adopt a holistic approach to overall health and wellness. Obesity is defined as a Body Mass Index (“BMI”) of 30 kg/m2 or greater, whereas overweight is defined as a BMI ranging between 25 and 29.9 kg/m2. Nearly three-quarters of U.S. adults are classified as overweight or obese, and between August 2021 and August 2023 more than 40% were classified as obese.7
7 https://www.niddk.nih.gov/health-information/health-statistics/overweight-obesity#:~:text=As%20shown%20in%20the%20above,in%20the%20above%20bar%20graph; https://www.cdc.gov/nchs/products/databriefs/db508.htm

According to a proprietary analysis, the addressable market for weight loss is large and growing, estimated to be worth over $30 billion8. The total potential pool of clients is sizable with 93% of U.S. adults categorized as metabolically unhealthy.9,10
We offer clients a comprehensive approach to metabolic health that is designed for real life, with weight loss and weight management serving as a catalyst for an overall improvement in metabolic health, confidence, vitality and general well-being.
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
•mental, emotional and psychological limitations caused by metabolic dysfunction;
•triggers that cause chronic “emotional eating” or “comfort eating”;
•lack of knowledge or understanding about the impact of certain foods on their bodies and metabolic health;
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
Experts agree that lifestyle changes remain foundational to long-term health and wellbeing, even for those utilizing weight loss medications. In fact, independent research commissioned by Medifast revealed 96% of people recognized that lifestyle changes are needed for weight loss and management, yet only 17% are confident they can manage on their own. Findings also showed most individuals interested in weight loss medications are looking for support beyond prescriptions, including clarity on how to incorporate components of healthy living, such as proper nutrition and exercise, into their lifestyles while utilizing these medical solutions.11
Direct Sellers
Our business model combines the most powerful aspects of direct selling, while eliminating those dimensions that have typically challenged other companies. Our business model does not depend on recruiting thousands of distributors who take on inventory to sell to clients. Rather, coaches help clients adopt healthy habits and learn the benefits of our products, which are shipped directly to clients. The more coaches we have, the more clients we can serve. We are often compared to diet and weight loss-only companies or to multi-level marketing companies, but our model is different. We support clients through independent coaches, about 90% of whom were clients first.
Our competitive advantages:
•Our innovative model is client-centric and has one sales price for both coaches and clients. There is no tiered pricing.
•Coaches focus on coaching and supporting clients. They do not hold inventory or manage cash.
•We boast an energized health and wellness community, where about 90% of coaches come from the client base and have been in their clients’ shoes. They promote a holistic wellness program and are not exclusively focused on product sales. Our competitive coach compensation plan is also deliberately structured to incentivize coaching and support client success.
•The field promotes a unified training system that aligns its leaders around a common mission.
8 The U.S. Weight Loss Market: 2024 Status Report & Forecast. Marketdata LLC. March 2024.
9 O'Hearn M, et al. Trends and Disparities in Cardiometabolic Health Among U.S. Adults, 1999-2018. J Am Coll Cardiol. 2022;80(2):138-151. doi: 10.1016/j.jacc.2022.04.046.
10 Huberman, A. D. (Host). (2024, May 6). Dr. Casey Means: Transform your health by improving metabolism, hormone & blood sugar regulation (No. 175) [Audio podcast episode]. In Huberman Lab. Scicomm Media.
Nichols GA, et al. Cardiometabolic Risk Factors Among 1.3 Million Adults With Overweight or Obesity, but Not Diabetes, in 10 Geographically Diverse Regions of the United States, 2012–2013. Prev Chronic Dis 2017;14:160438. DOI: http://dx.doi.org/10.5888/pcd14.160438
11 Independent IPSOS research commissioned by Medifast. June 2023.

Our business offers an entrepreneurial opportunity that allows coaches:
•to start, manage and grow their own business with minimal upfront capital investment;
•the ability to earn supplemental income;
•the ability to enjoy a work-life balance;
•the opportunity to market products they believe in; and
•the opportunity to complement other business pursuits.
Geographies
The U.S. market continues to represent significant potential for growth. With nine in ten U.S. adults metabolically unhealthy,12 the country is facing a health crisis.
Industry growth is also being driven by growing consumer awareness and increasing demand for health and wellness products. The intensified interest in physical fitness, fitness center membership, increased public awareness and incidences of chronic diseases such as type 2 diabetes, heart disease, certain types of cancer, stroke, arthritis, sleep apnea, and depression have increased demand for health and wellness products. With its recent strategic pivot into metabolic health, Medifast can support even more clients on their health and wellness journeys.
Coaches are focused on word of mouth and social media marketing toward increasingly younger demographics, reaching out to important and increasingly diverse communities of health and wellness consumers, and identifying and marketing to consumers who are in varying stages of optimal well-being. In addition, the Company is investing in technology and growth initiatives intended to improve client acquisition and client experience.
Our model, programs, and products resonate with broad swathes of consumers regardless of geography or demographic. As such, we will continue working in collaboration with coaches across all key markets to reach and acquire new clients, as well as reactivate lapsed clients, as we look to further our impact and advance the global health movement.
Products and Programs
We take pride in our scientific heritage. We have authored over 103 peer-reviewed scientific abstracts and publications, 44 scientific journal publications and 33 completed research studies. Most prominently, we conducted a double-blind study that shows the effects that coaching has on the Company's 5 & 1 program; the results suggested that speaking with their coach more often may help clients lose up to twice as much weight.13 As we plan for the future, we remain committed to strengthening our scientific and clinical affairs capabilities, ensuring we build on the strong legacy we have proudly established.
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
Our coaching model offers the personal support of a coach, who is often a person who has achieved success with our program and has turned their success into a business opportunity. The majority of our coaches began as clients and became coaches for a number of reasons, including to pay it forward and help others through their own transformation journey.
Products
•OPTAVIA Fuelings. OPTAVIA Fuelings contain 24 vitamins and minerals, high quality, complete protein, and no colors, flavors or sweeteners from artificial sources. Our Fuelings contain high-quality protein which helps our clients retain lean muscle mass and contain the patented probiotic BC30™ to support digestive health as part of a balanced diet and healthy lifestyle. Each OPTAVIA Fueling is scientifically formulated with a proper balance of carbohydrates, protein, and fat which help promote a gentle, but efficient fat-burning state when on one of our clinically proven
12 O’Hearn M et al. Trends and Disparities in Cardiometabolic Health Among U.S. Adults, 1999-2018. J Am Coll Cardiol. 2022; 80(2):138-151. doi:10.1016/j.jacc.2022.04.046
13 Based on the results of a 16-week clinical study, those who participated in at least 75% of their 23 assigned OPTAVIA coaching calls lost 15.2 lbs. compared to 6.7 lbs. for those participating in fewer calls.

Optimal Weight Plans. Clients purchase kits tailored to their individual needs on the advice and guidance of their coach.
•OPTAVIA ACTIVE. OPTAVIA Essential Amino Acid (EAAs) Blend and OPTAVIA ACTIVE Whey Protein are designed to help new and existing clients of all fitness levels optimize their motion habits. The Company’s team of researchers, food scientists, nutritionists, and other scientific experts, led the development of these products, which are designed to address age-related muscle mass decline and support overall muscle health. Formulated to work with or without our nutrition plans, and guided by coach support, OPTAVIA ACTIVE is backed by science, made with no colors, flavors or sweeteners from artificial sources and is Informed Sport certified, a global standard in sports nutrition quality control that ensures its certified products contain no banned substances.
•OPTAVIA ASCEND: OPTAVIA ASCEND mini meals deliver targeted nutrition that gives clients’ bodies what they need to succeed — whether losing weight on a GLP-1 medication or in weight management mode. Each mini meal is packed with 20 grams or more of high-quality protein to help retain lean muscle mass, 5–10 grams of fiber to promote digestive health and key nutrients like calcium to support bone health and muscle function. From sweet to crunchy to hearty, all mini meals are scientifically formulated with macro and micronutrients to help preserve muscle, support digestive health and provide targeted nutrition and are ready to grab, shake, or heat. The line also includes a Daily Nutrients Pack with multivitamin & minerals and omega-3 fatty acids supplements to support whole body health and fill nutrition gaps.
Lifestyle Plans
Clients’ success is enhanced by the personal attention, accountability, education, advice, and motivation they receive from our coaches. They also benefit from being members of our broader community of clients with like-minded goals and objectives regarding their health. We offer clients incentives to join our coach community, including access to the corporate “Nutrition Support” team made up of subject matter experts that provide assistance to our coaches and clients, and exclusive offers through Premier+, our auto-ship service that helps our clients stay on plan, as well as qualifies them for discounts on purchased products and discounted shipping. OPTAVIA is known for its habit-based and coach-guided lifestyle approach to address weight loss and is backed by the long-standing scientific and clinical heritage of its parent company, Medifast. Our program has impacted more than 3 million lives with a simple yet comprehensive solution that gives every client access to:
•A personal (human, not AI) coach who has been in their shoes (about 90% were clients first)
•A community of others on similar journeys
•Healthy habit blueprint
•Tailored nutrition plans
•Nutrient-dense products
•A mobile app with hundreds of healthy recipes, habit trackers and other tools all in one place

We offer a range of nutrition plans tailored to help clients achieve their unique goals. Each plan is evidence-based backed by a cross-disciplinary group of dietitians, scientists, clinical researchers and other industry experts and is built around two key nutritional pillars:

•Pre-portioned, nutrient-dense products designed for convenience and balance, and
•Simple, self-prepared recipes featuring whole, healthy ingredients.
The plans the Company markets to clients include:
•5 & 1 PlanTM (targeted reset) and 5 & 1 ACTIVE Plan®. Our proven 5 & 1 Plan (targeted reset) provides a targeted reset of the body's metabolism by activating strong and targeted fat burn, which improves body composition through reducing bad visceral fat, retaining lean mass, and protecting healthy muscle. The 5 & 1 Plan (targeted reset) encourages clients to eat six small meals a day, an important habit that helps clients reset their metabolism at the source. Five daily meals are OPTAVIA Fuelings, offering clients a choice from more than 45 delicious, convenient, nutritionally interchangeable, scientifically-designed products, including shakes, soups, bars, hot beverages, hearty choices, pudding and brownies. Our coaches guide their clients on which Fuelings to select, and on how to develop healthy habits, such as preparing lean and green meals and choosing healthy snacks. For the 5 & 1 Active Plan, we recommend up to 45 minutes of low to medium intensity exercise most days of the week and two servings of OPTAVIA ACTIVE EAA Blend to support muscle health and post workout recovery.
•Optimal Weight 4 & 2 & 1 Plan® & Optimal Weight 4 & 2 ACTIVE Plan®. The Optimal Weight 4 & 2 & 1 Plan is designed for clients who want to continue eating all food groups or want a flexible meal plan to help them achieve a healthy weight. Under this plan, coaches guide their clients to eat four meals of OPTAVIA Fuelings and prepare two lean and green meals and one healthy snack. For the Optimal Weight 4 & 2 Active Plan, we recommend up to 60 minutes of exercise most days of the week and two servings of OPTAVIA Active EAA Blend to support muscle health and post workout recovery.
•OPTAVIA Optimization Plan. The Optimization Plan is a personalized approach to help clients’ long-term weight management. The plan builds on the principles that led to clients’ weight loss success, combining lifestyle strategies, balanced nutrition, exercise guidance, and ongoing coach support to help clients stay at their goal weight and enjoy life to the fullest. This plan equips clients with the tools to confidently help them keep the weight off. Under this plan, coaches guide their clients to eat two OPTAVIA ASCEND mini meals, two Lean & Green+ meals, two or more healthy exchanges (food options around 100 calories and 15 grams of carbs or less) based on the clients energy level, and one multivitamin & mineral and omega-3 supplement from the OPTAVIA ASCEND daily nutrient pack.
•OPTAVIA GLP-1 Nutrition Support Plan: The perfect nutritional companion to GLP-1 medications, allowing clients to focus on their weight loss without the stress of figuring out what to eat. The new GLP-1 Nutrition Support Plan combines the effectiveness of the medication with balanced nutrition and lifestyle strategies to help clients lose weight, preserve lean muscle and support energy levels throughout their weight loss journey and into optimization. Under this plan, coaches guide their clients to eat three OPTAVIA ASCEND mini meals, one Lean & Green+ meal, and one multivitamin & mineral and omega-3 supplement from the OPTAVIA ASCEND daily nutrient pack.
In 2026, the Company plans to unveil a new program structure and product innovations using the science of Metabolic Synchronization that incorporates clinically studied ingredients to support metabolic enhancement.
No matter what plan a client is on, they can learn healthy habits through the Habits of Health Transformational System, which is a crucial tool for client success and provides the foundation for our coach community to learn and adopt healthy habits. The Habits of Health Transformational System is an innovative, mind and body lifestyle approach that encourages and educates clients to replace unhealthy habits with healthy ones that contribute to their long-term success.
Incentives
From time to time we offer economic incentives designed to support each coach’s success. We believe our business is most successful when our coaches can maintain a continuous cycle of growth. Historically, coaches have activated new and successful clients, many of whom went on to become coaches themselves, who activate new clients, and so on. Once a coach has successfully attracted a new client, the coach uses personalized coaching and effective digital tools to drive engagement.

Client acquisition is important to our growth as client cohorts utilizing our program today form future coach cohorts, which in turn drive optimization of the client and coach tenure mix and the associated improvements in efficiency and productivity. Optimizing incentivization and compensation remains important to drive growth, retention, and engagement. As we enter 2026, we are moving from transformation to execution and we are investing substantial time and resources in carefully learning from our existing and prospective clients, listening to what our coaches are hearing and finding efficient solutions to challenges, along with building programs that deliver connection, engagement and retention. We are consistently adapting and focusing our efforts on where we believe they will have the most impact.
Customers
Sales are made to individual customers. No single customer accounted for 10% or more of our consolidated revenue for the year ended December 31, 2025.
Seasonality
Demand for products and programs within our industry is typically seasonal. Traditionally, the predisposition of clients refraining from initiating weight loss or management programs during the holiday season typically impacts the fourth quarter with fewer sales of weight management products and services during these months. January and February generally show sequential increases in sales, as these months are considered the commencement of the “diet season” and "resolution season." We believe, however, that our sales pattern does not necessarily follow the seasonality of our industry, but rather is predicated on the growth or contraction of our coach network.

Scientific Advisory Board
Our Scientific Advisory Board consists of six multi-disciplinary, internationally recognized scientific experts who provide objective insights to guide the Company in making informed decisions based on the latest scientific developments in health and wellness and serve as the foundation for scientifically-valid, evidence-based, client-centric, high-quality innovations by the Company for lasting health. Its mission is to help guide us in making informed decisions regarding medical, nutritional, food service, and scientific matters by providing expertise and information on research and emerging trends. The cross-disciplinary panel was established in 2008 in service of the Company's commitment to providing an evidence-based, safe and effective health and wellness program that meets consumer needs.
The work of this cross-disciplinary group builds on our scientific heritage and incorporates leading-edge clinical research into the development of our products, plans and programs.
Marketing
We continue to market our products through comprehensive strategies that reflect the changing dynamics of the weight loss, wellness, and metabolic health markets. Client acquisition and retention efforts are designed to attract new clients by emphasizing the Company's holistic and effective solutions, including its ability to support those pursuing traditional weight loss through healthy lifestyle changes, individuals using GLP-1 medications, and those transitioning off such medications. Our coaches are the key component of our marketing efforts and serve as important advocates of our plans and products. We have a history of launching new products and plans to our coach network first to ensure that we have support from the coach community. In turn, our coaches better understand our products and their benefits and can best meet clients where they are in their weight loss journey. It is integral to our business that this coach network has the tools to effectively lead our marketing approach. To support this, we are focused on scaling best practices from high-performing teams and leveraging new coach education resources, aimed at driving sustained improvements in new client acquisition across the network. We renewed this focus in 2025, and our coaches remain our most effective tool in attracting new clients. To supplement our coach-driven efforts, we also leverage from time-to-time Company-led marketing campaigns to drive client adoption.
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
Governmental Regulation
We are subject to extensive federal, state, and local government laws and regulations, including those relating to the preparation and sale of food and beverages, in the jurisdictions in which we operate, own, and lease properties, and market our offerings, including our program, products, and other aspects of our business. We are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions, hiring and firing, non-discrimination for disabilities and other protected characteristics, work permits, and benefit offerings. Further, we are subject to laws governing our relationships with our independent contractor coaches. To date, compliance with federal, state and local environmental protection regulations has not had a material effect on our capital expenditures, earnings or competitive position.
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
Settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumer sales. That said, the FTC's enforcement efforts have created a level of ambiguity as to the proper interpretation of the law and related court decisions. For example, in 2016, the FTC entered into a settlement with another direct selling/multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred clients and on purchases by a distributor for personal consumption within allowable limits.
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
The FTC is also currently considering certain legal and regulatory changes that, if implemented, could impact our business. For example, in early 2025 the FTC issued a Notice of Proposed Rulemaking for a proposed rule concerning deceptive earnings claims made by MLM organizations that would further regulate how MLM organizations describe certain aspects of their businesses. The FTC concurrently issued an Advanced Notice of Proposed Rulemaking (ANPR) regarding earnings claims made by the multi-level marketing rule. The ANPR asks for public comments on whether a new rule should regulate MLM organizations’ statements concerning benefits, expenses and refund claims as well as MLM’s use of non-disparagement clauses. If the FTC issues an earnings claim rule targeted specifically at MLM organizations, our business could be impacted, and we may need to change our current practices. While OPTAVIA has taken steps to educate our employees and coaches on proper earnings claims, if an employee or coach makes improper claims or if regulators issue new rules or change current guidance or determine we (or our coaches) are making any improper claims, this could lead to an FTC investigation and could harm our business.
Finally, the FTC is currently reviewing the Business Opportunity Rule, which requires business opportunity sellers to give prospective buyers specific information to help them evaluate a business opportunity or work-at-home program. While direct sellers are currently exempt from the Business Opportunity Rule and the FTC’s early 2025 Notice of Proposed Rulemaking related to Business Opportunity Rules would preserve that exemption, the FTC could include direct sellers within the scope of the rule as a result of the review. If direct sellers become subject to the rule, we will have to comply with the rule, which could impact our business and cause us to modify how we currently operate.
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
Human Capital Management
At Medifast, we foster an organizational culture centered on strong cross-functional relationships and collaboration as one team to support our clients in their health and wellness journey. We are focused on attracting, developing and retaining top talent who are eager to participate in our mission of “Lifelong Transformation, Making a Healthy Lifestyle Second Nature”.
Our Total Rewards Program is intended to deliver competitive compensation and benefits that align with our Company's mission and values. Annually, we review our market reference ranges and pay to ensure we remain competitive, consistent and equitable. Our variable pay targets are performance-based and tied to organizational results. As of December 31, 2025, we employed 380 team members, all employed in the United States, of whom 173 were engaged in manufacturing, logistics and supply chain support, and 207 in marketing, administrative and corporate support functions. None of our team members are subject to a collective bargaining agreement with the Company.
In 2025, we focused on renewing excitement around the opportunities our programs, plans and community offer those seeking to make a healthy lifestyle second nature. During this year, we began our transition to becoming a metabolic health company and launched an extensive communication campaign to educate our team members about the importance of metabolic health, the effects of metabolic dysfunction and the role our proprietary system can play in reversing significant metabolic health issues like high blood pressure, cholesterol, insulin sensitivity and type 2 diabetes. To support this transition, we implemented several new communication channels, like our monthly stand-up meetings, live events at each work location to provide updates on business progress and create in-person connection opportunities. We also introduced more targeted communications from executive leaders, tied to coach events, the Medifast 3.0 science, updates on execution progress and our upcoming new product line.
To effectively support our Medifast 3.0 strategy, we have re-emphasized to our team members the importance of executing in alignment with our core values. In 2025, our values of Teaming, Courage, Empowerment and Partnership were particularly critical enablers. We believe our ability to collaborate effectively with one another and partner closely with our coach community is essential to driving momentum throughout this transition. We have challenged our team members to be courageous as they explore new innovations and empower their teams to embrace new ways of working, in support of our metabolic health strategy. Together, we are building relationships of trust, nurturing a caring and empathetic environment and prioritizing the mental and physical well-being of our people. We continually seek new ways to evolve how we work as we invest in training, encourage feedback and embrace challenges along the way.
To increase organizational agility and support our ambitious goals, we modified our in-office work requirement to three days in office to promote in-person collaboration, brainstorming and faster problem solving, while preserving the flexibility that our team members value. Through our ongoing engagement surveys (the Loop), we know flexibility and autonomy are important; therefore, we allow up to two days per week of remote work and encourage minimal meetings on Fridays to provide team members with dedicated focus time. We also introduced a Summer Friday Program to offer additional flexibility during the summer months.
We have several resources and tools that help us nurture a “One Team” mindset centered around strong cross-functional teaming and partnering. Our north star is our Culture Compass that helps us understand the behaviors, values and ways of working that define our current culture and where we need to evolve to deliver on our strategy more effectively. Our Culture Contract lays out the explicit behaviors that underlie our core values. It details the commitments we make to one another and the commitments we make as a company to ensure an excellent work experience for all our team members. Our companion Culture Contract Toolkit provides practical tools to help strengthen relationships, support work/life balance, enhance inclusive leadership and more. In 2025, we introduced a new intranet platform called the Mediverse, to provide a dynamic and user-friendly experience through which team members can access relevant and current information about our business strategy, culture, important events and leadership communications. Our weekly “Pulse” newsletter is now delivered via the Mediverse, helping ensure important initiatives and events are communicated in a timely manner. We also have an active community of content contributors who regularly publish both social and business-related content. As of December 2025, over 90% of our team members were actively engaged on the Mediverse. The Mediverse includes unique channels that support team members in connecting to our mission and to each other. For example, our “Brightside” channel enables team members to share good news and our “Optimal Impact” channel highlights volunteer and giving opportunities. To further reinforce our mission in action, team members receive up to 16 paid hours per calendar year to volunteer their time in their community.
Ensuring our organization is united by our values and one team, one mission mindset remains a top priority. Our culture narrative is fully embedded in our core human capital processes to ensure our team members understand how their success contributes to the success of the broader team, and ultimately to an amazing coach and client experience. Each year we host a program called Coach Encounters, which gives our team members an opportunity to hear directly from our inspiring coaches about their personal journeys as well as how our Company supports their work in seeking positive health outcomes for our clients. In 2025, we also hosted several Executive Director Summits for coaches that achieved the Executive Director rank and met specified criteria, which provided additional opportunities for mutual learning and recognition between our coaches and corporate team members. In March 2025, we launched our “Impact One More” challenge, encouraging team members to participate in coach events and other community-building opportunities to immerse themselves in the mission and understand how their work supports our strategic goals. More than 100 team members participated in at least one event, including live and digitally streamed coach events, podcasts about our business, Healthy Habit for all volunteer initiatives and more.
Recognition remains a key component of our culture. Our #AcedIt program provides team members with a platform to recognize excellent work that supports our business strategy, applauds behaviors that reinforce our cultural values and fosters a sense of gratitude, which are all key components in nurturing strong relationships and building tight-knit communities. #AcedIt allows for both social and point-based recognition and celebrates team members for achieving important milestones in service. We see very strong participation in our #Acedit program with over 90% participation in 2025. Our #AcedIt platform also supports our wellness program, LiveWell, to incentivize greater focus on our team members’ health and wellness. In 2025, we saw strong engagement with LiveWell with over 93% of employees leveraging the tool and over 2,000 preventive health challenges completed.
Diversity is one of Medifast’s Core Values. In 2025, we continued bi-annual cycles of our listening initiative, The Loop, which promotes transparency, empowers our team leaders to review their employee engagement results and facilitates candid conversations to shape and improve the work experience. These Loop surveys helped us continue to measure the impact of our business transformation, better understand how our team members are experiencing our business evolution and what more we can do to support their success and help them adapt to the changing work demands. We also hosted our annual Culture Week to celebrate the differences that make our community special. Activities included opportunities for team members to share stories about moments important to them and their heritage, as well as events designed to foster connections across teams and locations.
Nurturing growth and learning remain key components of our culture. We utilize a technology platform that supports team members and leaders. On-demand and 360-feedback are features that launched in 2023 to help strengthen our organizational capabilities in giving and receiving feedback. Through our learning management system, Optimal Learning, team members have access to online courses and curated learning paths, including a Culture Journey path designed to help new team members integrate into our culture. Within our supply chain, we have continued our Level Up shadow program, which creates opportunities for our supply chain team members to be cross-trained in other areas of the supply chain and develop new skills. In 2025, we extended Level Up to exempt high-potential team members within the supply chain, enhancing sponsorship of junior talent and an increase of internal mobility. We also encouraged team members to use the Level Up skills Vault to showcase current skills and strengths and indicate skills they would like to develop. In 2025, all new hires were required to add their skills and desired skills into the Skills Vault, and we began leveraging this data to program new learning paths within our learning ecosystem. In support of building a strong leadership team, we continued to roll out tools for our senior leadership (SLT). The SLT Standards guide describes skills, competencies, experiences and internal processes that our senior leaders need to develop as they advance at our Company. In 2025, we introduced an assessment template for SLT team members and their managers to use in development conversations and to support future career progression. In 2025, we introduced a second speaker series to our internal cadence—a lunch-and-learn program called Fuel Up. Designed for manager-level and above subject matter experts, Fuel Up aims to inspire, educate and spotlight expertise across our organization. The series gives team members the chance to explore fresh perspectives, share innovative ideas with peers and practice their presentation and leadership skills, all while gaining valuable knowledge and insights that deepen their understanding of our organization from multiple angles and help drive progress.
Wellness is not just what we do, it’s who we are, and our commitment to being a best-in-class wellness company starts with providing team members equal access to all our programs and products. Our Employees on Plan program allows our team members to experience the support of a coach as they tackle their own journey toward optimal health and well-being. Our Wellness Committee oversees a host of programming throughout the year to integrate healthy habits into the lives of our team members, such as incentives through our wellness platform, LiveWell, for taking on a step challenge, doing a biometric screening or attending a wellness event, among other activities. Our wellness efforts have been recognized externally. In 2024 and 2025, we won the highest-level Well Workplace Award, Platinum, from the Wellness Council of America, as well as the Gold Workplace Well-being Award for Making a Difference from Aetna, and the Exemplar level by Healthiest Maryland Businesses.
In addition to our team members, our Human Capital also includes our independent contractor coaches. They support our clients and market our products and services primarily through word of mouth, email and via social media channels such as Facebook, Instagram, X and video conferencing platforms. The more coaches we have, the more clients we can serve. The total number of actively earning coaches as of December 31, 2025, was 16,100.
Information Systems & Technology
We have adopted a cybersecurity framework that, where appropriate, aligns with the National Institute of Standards and Technology's ("NIST") Cybersecurity Framework, and we have maintained systems that, where appropriate, are Payment Card Industry Data Security Standard compliant ("PCI") under current standards.
Our websites use commercially developed software which is hosted by data center colocation and cloud service providers. The hosting facilities provide carrier-diverse network connectivity, information security technologies, redundant and emergency power, fire prevention and control, and physical security. We continuously monitor our information systems and infrastructure, and have sufficient policies and committees in place to evaluate if and when an incident occurs and becomes material. We also use redundant carrier-diverse networks to interconnect our corporate locations. We annually evaluate SSAE 18 compliance of key third party service organizations by reviewing relevant System and Organization Controls (SOC) reports. Where applicable, we also review service provider PCI compliance annually.
We use a variety of information security methods to protect confidential client and corporate data against unauthorized access, including periodic network and website vulnerability/penetration testing. Network intrusion detection and prevention technologies are in use to alert and mitigate unauthorized access and distributed denial of service attacks. Industry standard multi-factor authentication solutions and encryption methods are used for data protection.
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
Risks Related to Our Business
The metabolic health and weight management industry is highly competitive and the development and acceptance of weight-loss medicines and other products could result in decreased demand for our services and products.
Competition is intense in the metabolic health and weight management industry and we must remain competitive in the areas of program efficacy, price, taste, client service and brand recognition. Our competitors include companies selling metabolic health and weight loss medications, pharmaceutical products and weight loss programs, digital tools, app-based health and wellness monitoring solutions and wearable trackers, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants and nutritional supplements. Some of our competitors are significantly larger than we are and have substantially greater resources. Any increased competition from new entrants into our industry or any increased success by existing competition could result in reductions in our sales or prices, or both, which could have an adverse effect on our business and results of operations. Additionally, the entrance into the market and growing acceptance of the favorably perceived and easier to use weight loss medications, such as GLP-1s, has reduced and may further reduce demand for our services and products.
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
We may not be able to successfully implement new strategic transformation, which could adversely impact our business.
We are continuously evaluating changing consumer preferences and the competitive environment of our industry and seeking out opportunities to improve our performance through the implementation of selected strategic initiatives. In October 2025, in response to continuing changes in the weight management industry and market conditions, we announced our strategic transformation, focusing on holistic metabolic health. The goal of these efforts is to position our business around holistic metabolic health, with the objective of expanding our addressable market, improving long-term growth prospects, and reversing recent declines in performance. This strategy involves significant investments in new products, programs, scientific research, marketing initiatives, and coach enablement efforts, as well as changes to how we present our value proposition to consumers and our coach community. Our future growth and revenue depend upon the effectiveness and successful implementation of our strategic transformation plan. Our strategic transformation plan resulted in changes to our business operations and supply chain leadership structure. Our strategic transformation plan is expected to result in additional changes to business priorities, marketing and brand strategies, as well as increased demands on management.
There can be no assurance that the execution of our strategic plan will be successful or that it will be adopted by consumers or coaches at the pace or scale we expect. The metabolic health market is highly competitive and evolving rapidly, with participants ranging from pharmaceutical and medical providers to digital health platforms and consumer wellness brands. If we are unable to clearly differentiate our offerings, effectively communicate our value proposition, or demonstrate meaningful outcomes relative to competing solutions, our growth initiatives may not generate the expected results.
Our future financial performance and projections increasingly depend on the successful execution of our strategic transformation. If demand for our metabolic health offerings does not materialize, if customer acquisition or retention does not improve, if coach engagement or productivity does not increase, or if our investments fail to produce sustainable revenue growth, our operating results, cash flows, and overall financial condition could be materially adversely affected. In such circumstances, we may be required to reassess our strategy, curtail or redirect investments, or take additional actions that could negatively impact our business.

The success of our business is dependent on our ability to maintain and grow our network of coaches.
We consider our number of active earning coaches and average quarterly revenue per active earning coach to be key indicators of our financial performance and condition. For the quarter ended December 31, 2025, the Company had 16,100 total active earning coaches as compared to 19,500 for the quarter ended September 30, 2025 and 27,100 for the quarter ended December 31, 2024. If we are unable to reverse the downtrend of the number of active earning coaches, which has been declining since the first quarter of 2023, our future revenue and operating results will continue to be adversely affected, as we believe that the success of the Company depends on the success of our coaches.
Additionally, coaches are subject to high turnover, and we depend on our network of coaches to continually grow their businesses by supporting clients and attracting, training and motivating new coaches. Our failure to provide the business essentials, education, and competitive compensation necessary to motivate coaches to grow their businesses will adversely affect our future growth and operating results. The growth and sustainability of our network of coaches is also subject to risks which may be outside of our control. These include: potential misconduct or improper claims by coaches; negative public perceptions of multi-level marketing; general economic conditions; failure to develop innovative products to meet consumer demands; adverse opinions of our products, services, or industry; and regulatory actions against our Company, competitors in our industry, or other direct selling companies.
If we do not continue to develop innovative new products or if our products do not continue to appeal to the market, or if we are unable to successfully expand or respond to consumer trends, our business may suffer.
The increasing focus of consumers on more integrated lifestyle and fitness approaches rather than just food, nutrition and diet could adversely impact the popularity of our programs. Our future success depends on our ability to continue to develop and market new, innovative products and to enhance our existing products, each on a timely basis to respond to new and evolving consumer demands, achieve market acceptance and keep pace with new nutritional, weight management, technological and other developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced products, and we cannot assure you that any new or enhanced products will appeal to the market. Our results of operations are highly dependent on the number of product sales generated by our coaches. Our failure to develop new products and to enhance our existing products, and the failure of our products to continue to appeal to the market could have an adverse impact on our ability to attract and retain clients and thus adversely affect our business, financial condition or results of operations. Additionally, we commit and invest substantial time and resources into developing innovative new products. There is no assurance that any new products, including the reformulation of our Essential line of products, will be successfully adopted by our client base, or that we will be able promote such new products without taking steps such as reducing pricing or incurring acquisition costs that would affect our revenues and/or profitability.
Our business depends on the effectiveness of our advertising and marketing programs, including the strength of the Company's and our coaches’ social media presence, to attract and retain clients. Use of social media may materially and adversely affect our reputation or subject us to fines or other penalties, and restrictions on the use of or access to social media may adversely impact sales of our products and services.
Our business success depends on our ability to attract and retain clients. Our ability to attract and retain clients depends significantly on the effectiveness of our coaches’ advertising and marketing practices. Our coaches support our clients and market our products and services primarily through word of mouth, email and via social media channels such as Facebook, Instagram, X, and video conferencing platforms. If their advertising and marketing campaigns do not generate a sufficient number of clients, our business, financial condition and results of operations will be adversely affected.
We and our coaches, as well as social media influencers or other brand ambassadors that we may utilize from time to time, use email and social media platforms as a means of communicating with clients. We use digital marketing, social media, and email marketing, among other means, to attract and retain clients. Unauthorized or inappropriate use of these channels could result in harmful publicity or negative consumer experiences, which could have an adverse impact on the effectiveness of our marketing through these channels. In addition, the rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. Negative or false commentary about us may be posted on social media platforms or similar devices at any time and may harm our business, brand, reputation, coaches, financial condition, and results of operations, regardless of the information’s accuracy.

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
Settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumer sales. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. Any adverse rulings or legal actions could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. For example, in 2019, the FTC took aggressive actions against a multi-level marketing company, which ultimately led to the company being permanently prohibited from using a multilevel compensation plan in the United States. If our coaches make improper claims regarding our products or business, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business.
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
In addition, our ability to sustain satisfactory levels of sales is dependent in significant part on our ability to introduce innovative products. However, governmental regulations can delay or prevent the introduction, or require the reformulation or withdrawal, of certain of our products. Any such regulatory action, whether or not it results in a final determination adverse to us, could create negative publicity, with detrimental effects on the motivation and recruitment of coaches and, consequently, on sales.
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
Risks related to Artificial Intelligences
The development, adoption and use of artificial intelligence (“AI”) technologies are rapidly transforming the health and wellness industry, enabling faster data analysis and automation through machine learning and predictive modeling. Many of our competitors, including technology-enabled health platforms, pharmaceutical companies, and digitally native wellness providers, are investing heavily in AI-driven capabilities to enhance customer acquisition, personalization, pricing optimization, supply chain efficiency, product development, and marketing effectiveness. If we are unable to adopt and deploy AI effectively as quickly as our competitors, it may cause us to be relatively less productive or innovative, adversely impacting our competitiveness, our ability to effectively execute our strategic transformation and requiring additional investments that increase our costs.
Laws and regulations regarding AI are rapidly evolving as well, including in the areas of data privacy, cybersecurity, intellectual property, and data protections. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational and financial burdens and may limit our ability to develop, deploy, or use AI in our business.
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
We rely on our suppliers, and their supply chains, to meet our quality and production standards and specifications and supply ingredients and other products in a timely and safe manner. However, no safety and quality measures can eliminate the possibility that suppliers may provide us with defective or out-of-specification products against which regulators may take action or which may subject us to litigation or require a recall. Suppliers may provide us with ingredients that are or may be unsafe, below our quality standards or improperly labeled. In addition to a negative client experience, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions if we incorporate a defective or out-of-specification item into one of our deliveries.
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
We may be subject to claims that our coaches are unqualified to provide proper metabolic health and weight loss advice.
Our coaches are independent contractors and, accordingly, we are not in a position to provide the same level of oversight as we would if these coaches were our own employees. As a result, there can be no assurance that our coaches will comply with our policies and procedures. Additionally, most of our coaches do not have extensive training or certification in nutrition, diet or health fields and have only undergone the education they receive from us. We may be subject to claims from our clients alleging that our coaches lack the qualifications necessary to provide proper advice regarding metabolic health, weight loss, and related topics. We may also be subject to claims that our coaches have provided inappropriate advice or have failed to recommend clients consult with their health care providers during the course of the clients’ metabolic health and weight loss journey, as recommended in the Company’s Medical Disclaimer. Such claims could result in lawsuits, damage to our reputation and divert management’s attention from our business, which would adversely affect our business.

We may be subject to health or advertising related claims from our clients.
We do not engage physicians or nurses to monitor the progress of our clients. Many people who are overweight suffer from other physical conditions, and our target consumers could be considered a high-risk population. A client who experiences health problems could allege or bring a lawsuit against us on the basis that those problems were caused or worsened by participating in our programs, including outcomes based on interactions with our independent coaches. Further, clients who allege that they were deceived by any statements that we made in advertising or labeling could bring a lawsuit against us under consumer protection laws. From time-to-time we are subject to such allegations and have been involved in such litigation. We may ultimately be unsuccessful in defending ourselves against such claims. Also, defending ourselves against such claims, regardless of their merit and ultimate outcome, may be lengthy and costly, and could adversely affect our brand image, client loyalty and results of operations.
We are dependent on our key executives for future success. If we lose the services of any of our key executives and we are unable to timely retain a qualified replacement, our business could be harmed.
Our future success depends to a significant degree on the skills, experience and efforts of our key executives. The loss of the services of any of these individuals could harm our business, including the previously announced departure of Anthony Tyree, our former Chief Business Operations Officer and planned transition of Dan Chard, our Chief Executive Officer to non-executive Chairman of our Board of Directors, could harm our business. Leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business. In addition, we cannot provide assurances that key personnel, including our executive officers, will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business.
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
Unauthorized users who penetrate our information security systems could misappropriate proprietary or client information or data or cause interruptions to the product offerings on our website. As a result, it may become necessary to expend significant additional amounts of capital and resources to protect against, or to alleviate, problems caused by unauthorized users. These expenditures, however, may not prove to be a timely remedy against unauthorized users who are able to penetrate our information security systems. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could adversely affect our computer systems and, in turn, harm our business.

Existing, proposed or new data privacy legislation and regulations, including interpretations thereof, could also significantly affect our business. For example, data protection and privacy laws have been enacted by the U.S. federal and state governments, including the California Privacy Rights Act, which became effective on January 1, 2023 and replaced the previously established California Consumer Privacy Act (CCPA) and other relevant statutes. These laws typically impose significant penalties for non-compliance. Further, a significant number of states require that clients be notified if a security breach results in the disclosure of their personal financial account or other information. Additional states and governmental entities are considering such “notice”

laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach and such notice or public disclosure is required in the future, our reputation and our business may be harmed. The effects of these new and evolving laws, regulations, and other obligations potentially are far-reaching and may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In addition, if we choose to expand our business internationally in the future, we may be subject to international privacy, data protection, consumer protection and other laws and regulations, which in some cases are more restrictive than those in the United States. For example, the European Union traditionally has imposed stricter obligations under such laws than the United States. Consequently, any future expansion of our international operations may require changes to the ways we collect and use consumer information. In the ordinary course of our business, we collect and utilize proprietary and client information and data. As a result, we have developed systems that are designed to protect consumer information and prevent fraudulent transactions and other security breaches. Privacy concerns among prospective and existing clients regarding our use of such information or data collected on our website or through our services and products, such as weight management information, financial data, email addresses and home addresses, could keep them from using our website or purchasing our services or products. We currently face certain legal obligations regarding the manner in which we treat such information and data. Businesses have been criticized by privacy groups and governmental bodies for their use and handling of such information and data. We rely on third-party software products to secure our credit card transactions. Failure to prevent or mitigate fraudulent payment transactions or security breaches or changes in industry standards or regulations may adversely affect our business and operating results or cause us to lose our ability to accept credit cards as a form of payment and result in chargebacks of fraudulently charged amounts. Furthermore, widespread credit card fraud may lessen our clients’ willingness to purchase our products on our website.
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
The metabolic health and weight management industry is subject to changing consumer demands based, in large part, on the efficacy and popular appeal of weight management programs. The popularity of weight management programs is dependent, in part, on their ease of use, cost and channels of distribution as well as consumer trends, which continue to evolve with the introduction of new technologies and innovations, and, on an ongoing basis, many existing and potential providers of metabolic health and weight loss solutions, including many pharmaceutical firms with significantly greater financial and operating resources than we have, are developing new products and services. The growing popularity of weight loss solutions, such as a drug therapy or GLP-1 medications, which may be perceived to be safe, effective and “easier” than a portion-controlled meal plan has affected the marketplace and could negatively impact our results of operations.
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
The metabolic health and weight loss industry is subject to adverse publicity, which could harm our business.
The metabolic health and weight loss industry receives adverse publicity from time to time, and the occurrence of such publicity could harm us, even if the adverse publicity is not directly related to us. Congressional hearings about practices in the weight loss industry have also resulted in adverse publicity and a consequent decline in the revenue of weight loss businesses. Future research or investigative reports or publicity that is perceived as unfavorable or that question certain weight loss programs, products or methods could result in a decline in our revenue. Because of our dependence on consumer perceptions, adverse publicity associated with illness or other undesirable effects resulting from the consumption of our products or similar products by competitors, whether or not accurate, could also damage client confidence in our weight loss program and result in a decline in revenue. Adverse publicity could arise even if the unfavorable effects associated with weight loss products or services resulted from the user’s failure to use such products or services appropriately.
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
Other aspects of our industry are also subject to government regulation. For example, the labeling and distribution of food products, including dietary supplements, are subject to strict USDA and FDA requirements and food manufacturers are subject to rigorous inspection and other requirements of the USDA and FDA, and companies operating in foreign markets must comply with those countries’ requirements for proper labeling, controls on hygiene, food preparation, and other matters. If federal, state, local, or foreign regulation of our industry increases for any reason, then we may be required to incur significant expenses, as well as modify our operations to comply with new regulatory requirements, which could harm our operating results. Additionally, remedies available in any potential administrative or regulatory actions may include product recalls and require us to refund amounts paid by all affected clients or pay other damages, which could be substantial.
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
Like other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our products results in illness or injury. The foods and products that we manufacture and sell in the United States are subject to laws and regulations, including those administered by the USDA and FDA that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on our business as existing insurance coverage may not be adequate. Distributors of weight loss food products, including dietary supplements, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management from the operation of the business. We may also be subject to claims that our products contain contaminants, are improperly labeled, include inadequate instructions as to use, or include inadequate warnings covering interactions with other substances. Additionally, the manufacture and sale of these products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for us and reduce our revenue. Furthermore, the products we manufacture and distribute, or certain components of those products, may be subject to product recalls or other deficiencies. Any negative publicity associated with these actions would adversely affect our brand and may result in decreased product sales and, as a result, lower revenue and profits.
General Risk Factors
Actions of activist stockholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.
We have been the target of activist stockholder activities in the past. If a new activist investor purchased our stock, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, clients, employees, suppliers and other strategic partners, and cause our share price to experience periods of volatility or stagnation.
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
We rely on software, hardware, and network systems, including cloud-based technology, that are either developed by us or licensed from or maintained by third parties to maintain operations. In the ordinary course of our business, we collect and utilize proprietary and client information and data. We utilize systems designed to protect client information and prevent fraudulent transactions and other security breaches. We rely on third-party software products to secure our credit card transactions.
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

ITEM 2. PROPERTIES
The Company leases office space in Baltimore, Maryland which serves as our corporate headquarters. The corporate headquarters’ lease expires in February 2026. During the three months ended September 30, 2025, the Company entered into a lease agreement for new headquarters office space in 1501 South Clinton Street, Baltimore, Maryland 21224, with a lease term of 8 years and 7 months. The lease is expected to commence in March 2026. In January 2020, the Company entered into a lease for a satellite office in Lehi, Utah, which was extended during the three months ended September 30, 2025, and expires in February 2030. In May 2021, the Company entered into a lease for our product innovation research center in Owings Mills, Maryland which expires in February 2029.
The Company owns a 49,000 square-foot manufacturing facility in Owings Mills, Maryland, and a 100,000 square-foot distribution facility in Ridgley, Maryland. The Company continued to list the Ridgely, Maryland building and land for sale as of December 31, 2025, and closed on the sale in February 2026. The Company outsources a domestic distribution center in Haltom City, Texas and the facility lease expires in January 2029. In April 2021, the Company entered into a lease for a distribution center in Havre De Grace, Maryland. The distribution center lease expires in August 2026.
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

Holders
There were approximately 65 record holders of the Company’s common stock as of February 10, 2026. This number does not include beneficial owners of our securities held in the name of nominees.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance under our equity compensation plans, which information is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchases of common stock for the three months ended December 31, 2025:

2025	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	—	$—	—	1,323,568
November 1 - November 30	—	—	—	1,323,568
December 1 - December 31	—	—	—	1,323,568
____________________
(1)This column includes shares of the Company’s common stock that were surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock and performance-based share awards previously granted to such employees and directors, when such transactions occur. There were no shares repurchased to cover taxes for the quarter ended December 31, 2025.
(2)At the outset of the quarter ended December 31, 2025, there were 1,323,568 shares of the Company's common stock eligible for repurchase under the repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
As of December 31, 2025, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.

Performance Graph
The following line graph compares the yearly percentage change in the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) for the last five fiscal years to that of the Standard & Poor’s 600 Consumer Staples Index and the Company’s selected peer group.

Comparison of 3 Year Cumulative Total Return*
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
Medifast
Benchmarking Peer Group
S&P 600 Consumer Staples

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	2021	2022	2023	2024	2025
Medifast, Inc.	$109.36	$63.09	$38.90	$10.20	$6.18
Benchmarking Peer Group	92.73	50.20	44.70	36.01	22.75
S&P 600 Consumer Staples	128.79	120.46	138.51	140.20	116.43

Medifast, Inc. Peer Group
1-800-flowers.com	Farmer Bros. Co.
B&G Foods, Inc.	Nu Skin Enterprises, Inc.
SunOpta, Inc.	Beyond Meat, Inc.
Duluth Holdings Inc.	The Hain Celestial Group, Inc.
Edgewell Personal Care Company	The Simply Good Foods Co.
Nature's Sunshine Products, Inc.	USANA Health Sciences, Inc.
Herbalife Nutrition Ltd.	WW International, Inc.
The Honest Company, Inc.
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
Revenue Recognition: Our revenue is derived primarily from point of sale transactions executed over an e-commerce platform for weight loss, weight management, and other healthy living products. Revenue is recognized upon delivery to the shipping carrier and net of discounts, rebates, promotional adjustments, price adjustments, allocated consideration to loyalty programs, and estimated returns.
Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a point in time accounted for substantially all of our revenue for the years ended December 31, 2025, 2024, and 2023.
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
We reduce the transaction price for customer reward programs and certain incentive offerings including pricing arrangements, promotions, and incentives that represent variable consideration and separate performance obligations. The Company allocates consideration between the initial sale of products and the customer reward program and incentive offering. The Company discontinued its reward program in July 2025.
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
We expense coach compensation and credit card fees during the period in which the corresponding revenue is earned. These costs are recorded in selling, general and administrative expense in our Consolidated Statements of Operations.
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
BACKGROUND
Medifast (NYSE: MED) is the health and wellness company known for its science-backed, coach-guided lifestyle system. Designed to help address the challenges of metabolic dysfunction, the Company’s holistic approach integrates personalized plans, scientifically developed products and a framework for habit creation — all supported by a dedicated network of independent coaches. Driven to improve metabolic health through advanced science and comprehensive behavioral support, Medifast has introduced Metabolic Synchronization™, a breakthrough science that reverses metabolic dysfunction through a targeted reset of the body’s metabolism. Research shows the Company’s comprehensive system activates strong and targeted fat burn to enhance metabolic health and body composition by reducing visceral fat, preserving lean mass and protecting muscle. Backed by more than 40 years of clinical heritage, Medifast continues to advance its mission of Lifelong Transformation, Making Healthy Lifestyle Second Nature. Our product sales accounted for approximately 96.4%, 96.8% and 97.5% of our revenues in each of 2025, 2024, and 2023, respectively. We review and analyze a number of key operating and financial metrics to manage our business, including the number of active earning coaches and average quarterly revenue generated per active earning coach. The number of active earning coaches decreased by approximately 40.6% to 16,100 for the quarter ended December 31, 2025 from the quarter ended December 31, 2024, and the average revenue per active earning coach was increased 6.2% to $4,664 for the quarter ended December 31, 2025 from the quarter ended December 31, 2024.
Our OPTAVIA business unit accounted for all of our revenues for each the years ended 2025, 2024 and 2023. We have operated and reported as a single sales segment, OPTAVIA, since 2018. By maintaining our commitment to building capabilities in the areas that matter most to our coaches and clients within the OPTAVIA channel, we believe our strong financial foundation, flexible model and variable cost structure coupled with disciplined growth initiatives position Medifast for the current environment and the future.

CONSOLIDATED RESULTS OF OPERATIONS - 2025 COMPARED TO 2024
The following table reflects our Consolidated Statements of Operations for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	2025	2024	$ Change	% Change

Revenue	$385,788	$602,463	$(216,675)	(36.0)%
Cost of sales	110,601	157,840	(47,239)	(29.9)%
Gross profit	275,187	444,623	(169,436)	(38.1)%

Selling, general, and administrative	289,400	441,745	(152,345)	(34.5)%

Income (loss) from operations	(14,213)	2,878	(17,091)	(593.8)%

Other income
Interest income	5,516	4,804	712	14.8%
Other income (expense)	3,058	(3,895)	6,953	178.5%
	8,574	909	7,665	843.2%

Income (loss) before provision for income taxes	(5,639)	3,787	(9,426)	(248.9)%

Provision for income taxes	13,033	1,696	11,337	668.5%

Net income (loss)	$(18,672)	$2,091	$(20,763)	(993.0)%

% of revenue
Gross profit	71.3%	73.8%
Selling, general, and administrative	75.0%	73.3%
Income (loss) from operations	(3.7)%	0.5%
Revenue: Revenue decreased $216.7 million, or 36.0%, to $385.8 million in 2025 from $602.5 million in 2024. The year-over-year decline in revenue was primarily driven by a decrease in the number of active earning coaches. The total number of active earning coaches for the three months ended December 31, 2025 decreased to 16,100 from 27,100 for the corresponding period in 2024, a decrease of 40.6%. The number of active earning coaches has been trending downward year-over-year since the first quarter of 2023. The decrease in the number of active earning coaches was driven by continued pressure with client acquisition reflecting broader challenges in the operating environment, including rapid adoption of GLP-1 medications for weight loss. The average revenue per active earning coach increased 6.2% to $4,664 for the three months ended December 31, 2025 from $4,391 for the three months ended December 31, 2024. The increase in the revenue per active earning coach for the quarter was driven by greater alignment of our network of coaches, prioritizing productive coaches and efficient coach network structures.
Costs of sales: Cost of sales decreased $47.2 million, or 29.9%, to $110.6 million in 2025 from $157.8 million in 2024. The decrease in cost of sales was primarily driven by an approximately $54.9 million decrease due to lower sales volumes and a $2.6 million decrease due to restructuring of external manufacturing agreements that did not recur in 2025, partially offset by $8.0 million of loss of leverage on fixed costs and $3.0 million of inventory reserves which are primarily related to the reformulation of the Essential product line.
Gross profit: In 2025, gross profit decreased $169.4 million, or 38.1%, to $275.2 million from $444.6 million in 2024. The decrease in gross profit was primarily attributable to lower revenue. As a percentage of sales, gross profit decreased 250 basis points to 71.3% for 2025 from 73.8% for 2024 primarily driven by the loss of leverage on fixed costs.
Selling, general and administrative: Selling, general and administrative (“SG&A”) expenses were $289.4 million in 2025, a decrease of $152.3 million, or 34.5%, as compared to $441.7 million in 2024, primarily due to a $85.1 million decrease in coach compensation due to lower sales volumes and a decrease in the number of active earning coaches, a $13.4 million decrease in company-led marketing related expenses, a $12.5 million decrease for supply chain optimization that did not recur in 2025, a $9.3 million net decrease in employee compensation resulting from the realignment of the employee base to lower revenue levels partially offset by one-time restructuring charges, a $7.5 million decrease for medically supported weight loss expenses that did not recur in 2025, and a $5.7 million decrease in coach event costs. As a percentage of sales, SG&A expenses were 75.0% for 2025 as compared to 73.3% for 2024, primarily due to 340 basis points of loss of leverage on fixed costs and 300 basis points of loss of leverage on employee compensation, partially offset by a 200 basis point decrease due to supply chain optimization that did not recur in 2025, 130 basis points of reduced company-led marketing related expenses, and 120 basis points of medically supported weight loss expenses that did not recur in 2025. SG&A expenses included research and development costs of $4.3 million and $4.6 million for 2025 and 2024, respectively, in connection with the development of new products and programs and clinical research activities.
Income (loss) from operations: Income (loss) from operations in 2025 decreased $17.1 million to a $14.2 million loss from operations, compared to income from operations of $2.9 million in 2024 primarily as a result of decreased gross profit, partially offset by decreased SG&A expenses. Income (loss) from operations as a percentage of sales decreased to a 3.7% loss from operations as a percentage of revenue for 2025 as compared to 0.5% income from operations as a percentage of revenue for 2024 due to the factors described above in the explanations for gross profit and SG&A expenses.
Other income: Other income was $8.6 million in 2025, an increase of $7.7 million, as compared to other income of $0.9 million for the corresponding period in 2024 primarily attributable to the change in the market value of the Company's investment in LifeMD common stock. The Company sold its investment in LifeMD during the quarter ended June 30, 2025.
Provision for income taxes: For 2025, the Company recorded $13.0 million in income tax expense, an effective tax rate of negative 231.1%, as compared to $1.7 million in income tax expense and an effective tax rate of 44.8%, for 2024. The decrease in the effective tax rate for 2025 as compared to 2024 was primarily driven by the 214.0% impact of a valuation allowance on the net deferred tax asset balance, the 34.5% impact of the tax shortfall from stock compensation, and the 23.5% impact of state taxes, partially offset by the 26.2% increase from the impact of research and development tax credits, all of which were magnified by the loss position in the current period versus the near breakeven income position in the prior year.
Net income (loss): Net loss was $18.7 million, or a loss of $1.70 per diluted share, in 2025 as compared to income of $2.1 million, or $0.19 per diluted share, in 2024. The period-over-period changes were driven by the factors described above in the explanations from operations, other income, and provision for income taxes.
Additionally, refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2024 compared to fiscal year 2023.
Liquidity and Capital Resources
The Company had stockholders’ equity of $198.9 million and working capital of $158.7 million at December 31, 2025 compared with $210.1 million and $150.2 million at December 31, 2024. The $11.2 million net decrease in stockholders’ equity reflects the $18.7 million net loss for 2025 and $7.6 million for shared-based compensation offset by other equity transactions described in the Consolidated Statements of Changes in Stockholders’ Equity included in our consolidated financial statements included in this report. The Company’s cash, cash equivalents and investment securities increased to $167.3 million at December 31, 2025 from $162.3 million at December 31, 2024. In December 2023, the Company’s board of directors determined to change the Company’s capital allocation priorities and discontinued the Company’s quarterly cash dividend to support investments in technology and future growth. The decision to declare and pay dividends in the future will depend on general business conditions, the effect of such payments on our financial condition and other factors the Company’s board of directors consider relevant.
Net cash provided by operating activities decreased $17.6 million to $6.9 million for 2025 from $24.5 million for 2024 primarily as a result of a $20.8 million decrease in net income and adjustments to reconcile net income to cash provided by operating activities.
Net cash used in investing activities was $7.9 million for 2025 as compared to $26.5 million for 2024. This year-over-year change resulted primarily from a $54.6 million increase in proceeds from sale and maturities of investment securities partially offset by a $37.8 million increase in purchases of investment securities for 2025 as compared to 2024.

Net cash used in financing activities decreased $1.0 million to $0.6 million for 2025 from $1.5 million for 2024. This decrease was primarily due to $0.5 million decrease in cash dividends paid to stockholders and a $0.5 million decrease in net shares repurchased for employee taxes for 2025 as compared to 2024.
The Company is currently investing in new growth initiatives which have the potential to impact liquidity in future periods. The Company’s current growth initiatives, which are focused on advancing its breakthrough science and product offerings that reverses metabolic dysfunction, are variable in nature and will be scaled at the discretion of management. We do not believe there is any significant impact on our liquidity or capital resources.
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
Contractual Obligations and Commercial Commitments
The Company had the following contractual obligations with a remaining term in excess of one year as of December 31, 2025 (in thousands):

	2026	2027 - 2028	2029 - 2030	Thereafter	Total
Operating leases (a)	$4,783	$5,684	$574	$—	$11,041
Unconditional purchase obligations (b)	1,537	1,644	344	—	3,525
Total contractual obligations	6,320	7,328	918	—	14,566
____________________
(a)The Company has operating leases in place for leased corporate offices, warehouses, and certain equipment.
(b)The Company has unconditional purchase obligations primarily for inventories, consulting services, insurance, and outsourced information technology.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes other than strategic investments.
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment in money market securities, government and agency securities, and corporate bonds. Other than for strategic investments, its current investment policy is to maintain an investment portfolio consisting of corporate bonds and U.S. money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at December 31, 2025, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MEDIFAST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Medifast, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Medifast, Inc.’s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements of the Company and our report dated February 17, 2026, expressed an unqualified opinion.
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
February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Medifast, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Medifast, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 17, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Income Taxes
As described in Notes 2 and 11 of the financial statements, the Company operates in multiple markets in the U.S. using an e‑commerce platform and a direct selling network of OPTAVIA coaches. Management prepared the Company’s provision for income taxes using significant judgment when interpreting the provisions of federal, state and local tax regulations. Significant judgment is placed on both the assessment of whether it is more likely than not that some or all the Company's deferred tax assets will be realized and whether the amount of benefit recorded would more likely than not be sustained upon examination. As disclosed in Note 11 of the financial statements, the Company recorded a valuation allowance of $12.1 million during the year ended December 31, 2025 and as of December 31, 2025, the Company had $5.6 million of gross unrecognized tax benefits.
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
•We evaluated the reasonableness of management's estimates in regard to the ability to realize deferred tax assets by testing management's assessment of the ability to generate sufficient taxable income and the timing of future reversals of temporary differences.
•We utilized personnel with specialized knowledge and skill in income taxes and accounting for income taxes:
◦to assist in the evaluation of management's assessment of positive and negative evidence and their conclusion that it is more likely than not that the Company will not realize the benefit of its deferred tax assets.
◦to assist in evaluating the application and sustainability of federal regulations and state and local tax positions.
•We tested the accuracy and completeness of the data and inputs used to calculate the effective federal and state tax rates, current provision calculations and deferred tax assets and liabilities.

/s/ RSM US LLP
We have served as the Company's auditor since 2010.
Baltimore, Maryland
February 17, 2026

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2025, 2024 and 2023
(U.S. dollars in thousands, except per share amounts & dividend data)

	2025	2024	2023

Revenue	$385,788	$602,463	$1,072,054
Cost of sales	110,601	157,840	296,204
Gross profit	275,187	444,623	775,850

Selling, general, and administrative	289,400	441,745	649,448

Income (loss) from operations	(14,213)	2,878	126,402

Other income
Interest income	5,516	4,804	2,490
Other income (expense)	3,058	(3,895)	(95)
	8,574	909	2,395

Income (loss) before provision for income taxes	(5,639)	3,787	128,797

Provision for income taxes	13,033	1,696	29,382

Net income (loss)	$(18,672)	$2,091	$99,415

Earnings (loss) per share - basic	$(1.70)	$0.19	$9.13

Earnings (loss) per share - diluted	$(1.70)	$0.19	$9.10

Weighted average shares outstanding
Basic	10,981	10,930	10,884
Diluted	10,981	10,963	10,921

Cash dividends declared per share	$—	$—	$4.95
The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2025, 2024 and 2023
(U.S. dollars in thousands)

	2025	2024	2023

Net income (loss)	$(18,672)	$2,091	$99,415
Other comprehensive income (loss), net of tax:
Foreign currency translation	4	47	(72)
Unrealized gains (losses) on investment securities, net of tax	50	(115)	296
Other comprehensive income (loss)	54	(68)	224

Comprehensive income (loss)	$(18,618)	$2,023	$99,639

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2025 and 2024
(U.S. dollars in thousands, except par value)

	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$89,303	$90,928
Inventories, net	20,228	42,421
Investments	77,970	71,416
Income taxes, prepaid	5,116	—
Prepaid expenses and other current assets	9,066	9,639
Total current assets	201,683	214,404

Property, plant and equipment - net of accumulated depreciation	31,230	37,527
Right-of-use assets	7,232	11,155
Other assets	7,828	9,667
Deferred tax assets, net	—	11,460

TOTAL ASSETS	$247,973	$284,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$38,359	$56,494
Income taxes payable	—	1,485
Current lease obligations	4,603	6,182
Total current liabilities	42,962	64,161

Lease obligations, net of current lease obligations	6,091	9,943
Total liabilities	49,053	74,104

Commitments (Note 12)

Stockholders' Equity
Common stock, par value 0.001 per share: 20,000 shares authorized;
10,991 and 10,938 issued and outstanding
at December 31, 2025 and December 31, 2024	11	11
Additional paid-in capital	40,406	33,136
Accumulated other comprehensive income	234	180
Retained earnings	158,269	176,782
Total stockholders' equity	198,920	210,109

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$247,973	$284,213

The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2025, 2024 and 2023
(U.S. dollars in thousands)

	2025	2024	2023

Operating Activities
Net income (loss)	$(18,672)	$2,091	$99,415
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	14,242	12,707	13,107
Non-cash lease expense	4,624	4,490	4,607
Share-based compensation	7,639	7,363	8,188
Loss on sale of disposal of property, plant and equipment	1,373	89	1,172
Realized gain on sale of investment securities	(3,310)	(95)	—
Amortization of discount on investment securities	(671)	(799)	(169)
Deferred income taxes	11,460	(7,403)	1,211
Unrealized (gain) loss on equity investment securities	(17)	4,089	(150)
Non-cash charges for supply chain optimization	—	11,689	—
Change in operating assets and liabilities:
Inventories	22,193	12,170	64,265
Income taxes	(6,601)	10,212	(9,155)
Prepaid expenses and other current assets	573	2,471	5,567
Other assets	(2,057)	396	(4,694)
Accounts payable and accrued expenses	(23,913)	(34,994)	(35,707)
Net cash flow provided by operating activities	6,863	24,476	147,657

Investing Activities
Purchase of investment securities	(84,407)	(46,595)	(59,756)
Proceeds from sale and maturities of investment securities	82,093	27,529	5,192
Purchase of property and equipment	(5,614)	(7,454)	(6,483)
Net cash flow used in investing activities	(7,928)	(26,520)	(61,047)

Financing Activities
Options exercised by executives and directors	—	36	188
Net shares repurchased for employee taxes	(369)	(836)	(3,358)
Cash dividends paid to stockholders	(195)	(715)	(73,017)
Stock repurchases	—	—	(3,602)
Net cash flow used in financing activities	(564)	(1,515)	(79,789)

Foreign currency impact	4	47	(72)

Increase (Decrease) in cash and cash equivalents	(1,625)	(3,512)	6,749
Cash and cash equivalents - beginning of the period	90,928	94,440	87,691
Cash and cash equivalents - end of period	$89,303	$90,928	$94,440

Supplemental disclosure of cash flow information
Income taxes (refunded) paid	$10,465	$(1,617)	$34,255
Dividends included in accounts payable and accrued expenses	$295	$648	$1,407
The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2025, 2024 and 2023
(U.S. dollars in thousands)

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance, January 1, 2023	10,928	$11	$21,555	$24	$139,852	$(6,398)	$155,044

Net income	—	—	—	—	99,415	—	99,415
Share-based compensation	76	—	8,188	—	—	—	8,188
Options exercised by executives and directors	7	—	188	—	—	—	188
Net shares repurchased for taxes	(31)	—	(3,358)	—	—	—	(3,358)
Treasury stock from stock repurchases	—	—	—	—	—	(3,602)	(3,602)
Treasury stock retired from stock repurchases	(84)	—	—	—	(10,000)	10,000	—
Other comprehensive loss	—	—	—	224	—	—	224
Cash dividends declared to stockholders	—	—	—	—	(54,618)	—	(54,618)

Balance, December 31, 2023	10,896	$11	$26,573	$248	$174,649	$—	$201,481

Net income	—	—	—	—	2,091	—	2,091
Share-based compensation	60	—	7,363	—	—	—	7,363
Options exercised by executives and directors	1	—	36	—	—	—	36
Net shares repurchased for taxes	(19)	—	(836)	—	—	—	(836)
Other comprehensive income	—	—	—	(68)	—	—	(68)
Forfeiture of dividends on unvested awards	—	—	—	—	42	—	42

Balance, December 31, 2024	10,938	$11	$33,136	$180	$176,782	$—	$210,109

Net loss	—	—	—	—	(18,672)	—	(18,672)
Share-based compensation	80	—	7,639	—	—	—	7,639
Net shares repurchased for taxes	(27)	—	(369)	—	—	—	(369)
Other comprehensive loss	—	—	—	54	—	—	54
Forfeiture of dividends on unvested awards	—	—	—	—	159	—	159

Balance, December 31, 2025	10,991	$11	$40,406	$234	$158,269	$—	$198,920
The accompanying notes are an integral part of these consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2025, 2024, and 2023
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
Medifast sells a variety of weight loss, weight management and healthy living products all based on our proprietary formulas under the Essential Fuelings, OPTAVIA ASCEND, and OPTAVIA ACTIVE categories. The Company’s product line includes approximately 74 consumable options, including, but not limited to, bars, cereal, snack straws, hot chocolate, hearty choices, oatmeal, pancakes, pudding, soft serve, shakes, smoothies, soft bakes, and soups. Medifast’s nutritional products are formulated with high-quality ingredients. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency.
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
Cash and Cash Equivalents - Cash and cash equivalents consist of cash on deposit in financial institutions, institutional money market funds and other short-term investments with a maturity of 90 days or less at the time of purchase. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $3.1 million as of December 31, 2025 and $4.8 million as of December 31, 2024.
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
(2)Capitalized costs of cloud software are reported in Other assets on the consolidated balance sheet and are amortized over an estimated useful life of 2 to 5 years.
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
Our performance obligations are satisfied at a point in time. Revenue from products transferred to customers at a point in time accounted for substantially all of our revenue for the years ended December 31, 2025, 2024, and 2023. Revenue on these contracts is recognized when the obligations under the terms of the contract with our customer are satisfied.

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
We reduce the transaction price for certain customer reward programs and incentive offerings including pricing arrangements, promotions, and incentives that represent variable consideration and separate performance obligations. The Company accounts for sales rewards that provide the customer with a material right as a separate performance obligation of the transactions, and therefore allocates consideration between the initial sale of products and the customer reward program and incentive offering. The Company discontinued its reward program in July 2025.
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
Contract costs
We expense coach compensation and credit card fees during the period in which the corresponding revenue is earned. These costs are recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.
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
Advertising Costs - Advertising costs are expensed as incurred. They are recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations. Advertising expense, excluding agency fees, for the years ended December 31, 2025, 2024 and 2023, amounted to $7.5 million, $14.1 million and $3.4 million, respectively.
Research and Development - The Company incurs research and development costs in connection with the development of new products and programs and clinical research activities, which are expensed as incurred. They are recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations. The Company incurred $4.3 million, $4.6 million, $4.6 million in research and development expense for the years ended December 31, 2025, 2024 and 2023, respectively.
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
For 2025, the Company recorded $13.0 million in income tax expense, an effective tax rate of negative 231.1%, as compared to $1.7 million in income tax expense and an effective tax rate of 44.8%, for 2024. The decrease in the effective tax rate for 2025 as compared to 2024 was primarily driven by the 214.0% impact of the valuation allowance on the net deferred tax asset balance, the 34.5% impact of the tax shortfall from stock compensation, and the 23.5% impact of state taxes, partially offset by the 26.2% increase from the impact of research and development tax credits, all of which were magnified by the loss position in the current period versus the near breakeven income position in the prior year.
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
Accounting Pronouncements - Adopted in 2025
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures, including jurisdictional information, by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Prospective application is required, though retrospective application is permitted. Entities are permitted to early adopt the standard. The Company adopted the standard during the period ended December 31, 2025 using the retrospective method. The Company's income tax disclosures are reported in Footnote 11.
Recently Issued Accounting Pronouncements - Pending Adoption
In November 2024, the FASB issued ASU 2024-03 Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“DISE”) to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The ASU is effective for public business entities for annual periods beginning after December 15, 2026. Prospective application is required, though retrospective application is permitted. Entities are permitted to early adopt the standard. The Company did not early adopt for the 2025 reporting period. The Company is currently evaluating the impact of adopting the ASU on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06 Internal-Use Software (Subtopic 250-40): Targeted Improvements to the Accounting for Internal-Use Software to increase the operability of the recognition guidance considering different methods of software development. The ASU is effective for public business entities for annual periods beginning after December 15, 2026. The amendments can be adopted on a prospective, modified, or retrospective basis. Entities are permitted to early adopt the standard. The Company did not early adopt for the 2025 reporting period. The Company is currently evaluating the impact of adopting the ASU on its consolidated financial statements.

3.INVENTORIES
Inventories consisted of the following (in thousands):

	December 31, 2025	December 31, 2024

Raw materials	$4,915	$6,704
Packaging	1,654	1,429
Non-food finished goods	1,216	2,031
Finished goods	16,785	33,702
Reserve for obsolete inventory	(4,342)	(1,445)
Total	$20,228	$42,421
4.PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Land	$345	$345
Building and improvements and leasehold improvements	21,735	21,348
Equipment and fixtures	46,096	44,907
Software	31,215	29,210
Vehicles	58	58
Property, plant and equipment - gross	99,449	95,868
Less: accumulated depreciation	(68,219)	(58,341)
Property, plant and equipment - net	$31,230	$37,527
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $10.5 million, $17.4 million and $10.0 million, respectively.

5.ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Trade payables and accrued expenses	$15,066	$23,051
Accrued payroll and related taxes	8,703	9,953
Coach compensation payable	6,727	8,914
Gross unrecognized tax liability, including interest and penalties	6,898	9,176
Promotional sales incentive accruals	—	4,077
Dividends payable	295	648
Sales tax payable	286	359
Deferred revenue	384	316
Total	$38,359	$56,494
6.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share data):

	2025	2024	2023

Numerator:
Net income (loss)	$(18,672)	$2,091	$99,415

Denominator:
Weighted average shares of common stock outstanding	10,981	10,930	10,884
Effect of dilutive common stock equivalents	—	33	37
Weighted average shares of common stock outstanding	10,981	10,963	10,921

Earnings (loss) per share - basic	$(1.70)	$0.19	$9.13

Earnings (loss) per share - diluted	$(1.70)	$0.19	$9.10
The Company was in loss position as of December 31, 2025, and as such all awards were anti-dilutive. If the Company was not in a loss position, the calculation of diluted EPS would have included the effect of dilutive common stock equivalents of 121 thousand and would have excluded 217 thousand antidilutive restricted stock awards for the year ended December 31, 2025. The calculation of diluted EPS for the years ended December 31, 2024 and 2023 excluded 223 thousand and 24 thousand antidilutive restricted stock awards, respectively.
7.EQUITY
Authorized Shares
Pursuant to the Company’s Restated and Amended Certificate of Incorporation, the Company has the authority to issue 21.5 million capital shares consisting of: (i) 20.0 million shares of common stock having a par value of $0.001 per share and (ii) 1.5 million shares of preferred stock having a par value $0.001 per share. As of December 31, 2025, there were approximately 11.0 million and 0 shares of common stock and preferred stock issued, respectively.

Issuance of Additional Common Stock
The stockholders of the Company approved the Medifast, Inc. Amended and Restated 2012 Share Incentive Plan (the “Amended and Restated 2012 Plan”) that increased the number of shares of the Company’s common stock that may be awarded under the Amended and Restated 2012 Plan by 0.6 million and 0.5 million on June 18, 2025 and June 19, 2024, respectively, resulting in an aggregate of 2.7 million and 2.1 million shares available for issuance under the Amended and Restated 2012 Plan as of these dates.
Stock Repurchase Plan
The Company implemented a stock repurchase plan on September 16, 2014 (the “Stock Repurchase Plan”). On September 12, 2019, the Company's Board of Directors authorized an additional 2.0 million shares for repurchase under the Stock Repurchase Plan. The Company did not repurchase any shares during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there were approximately 1.3 million shares of common stock remaining under the Company’s Stock Repurchase Plan. There is no guarantee as to the exact number of shares of the Company’s common stock, if any, that will be repurchased under the Stock Repurchase Plan.
8.SHARE-BASED COMPENSATION
Stock Options:
The Company has issued non-qualified and incentive stock options to employees and non-employee directors. The fair value of these options were estimated on the date of grant using the Black-Scholes option pricing model, which required estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of December 31, 2025 generally vested over a period of 3 years and expire 10 years from the date of grant. The exercise price of these options is $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term was calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponded to the expected term of the option. The expected volatility was based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield was computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the years ended December 31, 2025 and 2024, the Company did not grant stock options.
The number of stock options and weighted-average exercise prices as of December 31, 2025 and 2024 are as follows:

	2025		2024
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
(awards in thousands)
Outstanding at beginning of period	22	$66.68	25	$62.20
Exercised	—	—	(1)	27.68
Forfeited	—	—	(2)	26.52
Outstanding at end of the period	22	$66.68	22	$66.68
Exercisable at end of the period	22	$66.68	22	$66.68
As of December 31, 2025, the weighted-average remaining contractual life for both outstanding and exercisable stock options was 2.1 years with an aggregate intrinsic value of $0. There was no unrecognized compensation on the awards for the period ended December 31, 2025. The Company received $0 thousand, $36 thousand, and $188 thousand in cash proceeds from the exercise of stock options during the years ended December 31, 2025, 2024, and 2023, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024, and 2023 was $0 thousand, $15 thousand, and $440 thousand, respectively.

Restricted Stock:
The Company has granted restricted stock under the 2012 Plan to employees and non-employee directors generally with vesting terms up to 3 years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period. A summary of outstanding restricted stock activity as of December 31, 2025 and 2024 are as follows:

	2025		2024
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
(shares in thousands)
Outstanding at beginning of period	279	$57.21	114	$127.87
Granted	532	13.75	210	32.23
Vested	(80)	67.32	(35)	138.85
Forfeited	(54)	20.46	(10)	50.31
Outstanding at end of the period	677	$24.76	279	$57.21
The Company withheld approximately 27 thousand, 11 thousand, and 9 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the years ended December 31, 2025, 2024, and 2023, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2025, 2024, and 2023 was $1.1 million, $1.3 million, and $8.3 million, respectively.
Market and Performance-based Share Awards:
The Company has granted market and performance-based share awards in 2022, 2023 and 2025 and performance-based share awards in 2020, 2021, and 2024 under the 2012 Plan to certain key executives who were granted deferred shares and may earn between 0% and 211% of the target number depending upon both the Company's total stockholder return ("TSR"), for those with market conditions, and the Company's performance against predetermined performance goals over a three-year performance period after the date of grant. Market and performance-based share awards that are tied to the Company's TSR are valued using the Monte Carlo method and recognized ratably as expense over the award's performance period. The fair value of the performance-based share awards is equal to the market price of the Company’s common stock on the date of grant adjusted by expected level of achievement over the performance period. Expense for performance-based share awards is amortized ratably over the performance period. In the event that management determines that the Company will not reach the lower threshold of the predetermined performance goals established in the grant agreement, any previously recognized expense is reversed in the period in which such a determination is made. Management reversed previously recorded share-based compensation expenses after determining that market and performance-based share awards grants in March 2022, 2023, and 2024 would not meet predetermined performance goals. Specifically, $1.4 million was reversed for 2022 awards in December 2023, $1.4 million for 2023 awards in September 2024, and $1.2 million for 2024 awards in September 2025. The Company continues to record stock-based compensation expense on the performance-based share awards granted in March of 2023 and March of 2024 at the revised performance factor over the life of the awards.
No market and performance-based share awards were issued during the year ended December 31, 2025, as a result of the market and performance-based share awards granted in March of 2022 not reaching the lower threshold of the predetermined performance goals. The total fair value of market and performance-based share awards issued during the year ended December 31, 2024 and 2023 was $1.3 million and $5.7 million, respectively. The Company withheld approximately 8 thousand and 22 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of performance-based share awards for the years ended December 31, 2024 and 2023, respectively.

Share-based compensation expense for all types of awards is recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations. The total expenses during the years ended December 31, 2025, 2024, and 2023 are as follows (in thousands):

	2025		2024		2023
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	699	$6,013	301	$6,521	139	$5,926
Market and performance-based share awards granted in 2025	308	1,299	—	—	—	—
Performance-based share awards granted in 2024	38	(321)	117	1,198	—	—
Market and performance-based share awards granted in 2023	17	648	47	(252)	47	1,536
Market and performance-based share awards granted in 2022	—	—	—	—	24	(1,388)
Performance-based share awards granted in 2021	—	—	—	(104)	14	2,005
Performance-based share awards granted in 2020	—	—	—	—	—	109
Total share-based compensation	1,062	$7,639	465	$7,363	224	$8,188
The total income tax benefit recognized in the accompanying Consolidated Statements of Operations for stock awards was $0.6 million, $1.0 million and $0.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
There was $7.0 million of total unrecognized compensation expense related to restricted stock awards as of December 31, 2025, which is expected to be recognized over a weighted-average period of 20 months. There was $3.8 million of unrecognized compensation expense related to the 325 thousand market and performance-based shares and 38 thousand performance-based shares presented in the table above as of December 31, 2025, which is expected to be recognized over a weighted-average period of 22 months.
9.ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	December 31, 2025	December 31, 2024

Foreign currency translation	$3	$(1)
Unrealized gains on investment securities	231	181
Accumulated other comprehensive income	$234	$180
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

The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	December 31, 2025
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$50,187	$—	$—	$50,187	$50,187	$—

Level 1:
Money market accounts	39,116	—	—	39,116	39,116	—
Government & agency securities	23,247	111	80	23,438	—	23,438
	62,363	111	80	62,554	39,116	23,438

Level 2:
Corporate bonds	53,801	198	533	54,532	—	54,532

Total	$166,351	$309	$613	$167,273	$89,303	$77,970

	December 31, 2024
	Cost	Unrealized Gains (Losses)	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$77,551	$—	$—	$77,551	$77,551	$—

Level 1:
Money market accounts	13,377	—	—	13,377	13,377	—
Government & agency securities	28,920	15	96	29,031	—	29,031
Equity securities	10,000	(3,939)	—	6,061	—	6,061
	52,297	(3,924)	96	48,469	13,377	35,092

Level 2:
Corporate bonds	35,771	227	326	36,324	—	36,324

Total	$165,619	$(3,697)	$422	$162,344	$90,928	$71,416
The Company had $3.3 million and $95 thousand in realized gains for the years ended December 31, 2025, and 2024. The Company had no realized gains or losses for the year ended December 31, 2023.
During the fourth quarter of 2023, the Company entered into an agreement with LifeMD (Nasdaq: LFMD), a leading provider of virtual primary care, to purchase shares of common stock of LifeMD for $10 million. The 180-day lock-up period expired on June 8, 2024, and the registration process was completed, effective July 18, 2024. During the second quarter of 2025, the Company sold all of its holdings in LifeMD common stock. Prior to the sale, the fair value of the investment was recorded within the investment securities. The net proceeds received from the sale were recorded within cash and cash equivalents of the

Consolidated Balance Sheets. The gains and losses related to the Company’s LifeMD investment for the year ended December 31, 2025, 2024, and 2023 are summarized in the table below (in thousands):

	Twelve months ended December 31,
	2025	2024	2023

Net gains (losses) recognized during the period on equity securities	$3,222	$(4,089)	$150
Less: Net gains (losses) recognized on equity securities sold	3,222	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$—	$(4,089)	$150
During the fourth quarter of 2023, the Company concurrently entered into an agreement in which LifeMD would provide services to stand-up the collaboration between LifeMD and the Company. The Company recognized $0.0 million, $5.0 million, and $5.0 million within selling, general, and administrative expenses for services performed by LifeMD for the twelve months ended December 31, 2025, 2024, and 2023.
11.INCOME TAXES
Pretax income (loss) for the years ended December 31, 2025, 2024, and 2023 consisted of the following (in thousands):

	2025	2024	2023
US	$(5,639)	$3,664	$125,230
Foreign	—	123	3,567
Total	$(5,639)	$3,787	$128,797
Income tax expense for the years ended December 31, 2025, 2024, and 2023 consisted of the following (in thousands):

	2025	2024	2023
Current tax expense (benefit)
US Federal	$195	$7,059	$25,170
US State	1,378	2,040	3,001
Foreign	—	—	—
Total current tax expense	1,573	9,099	28,171

Deferred tax expense (benefit)
US Federal	7,973	(6,325)	1,523
US State	3,487	(1,078)	(312)
Foreign	—	—	—
Total deferred tax expense (benefit)	11,460	(7,403)	1,211

Total provision for income taxes	$13,033	$1,696	$29,382
The total provision for income taxes for the years ended December 31, 2025, 2024, and 2023 was $13.1 million, $1.6 million, and $29.5 million, respectively. Those amounts have been allocated to the following financial statement items (in thousands):

	2025	2024	2023

Provision for income taxes	$13,033	$1,696	$29,382
Stockholders' equity, unrealized (losses) gains on investment securities & foreign currency	17	(52)	112
Total provision for income taxes	$13,050	$1,644	$29,494

The total income tax paid or refunded for the tax years ended December 31, 2025, 2024, and 2023 was a $10.5 million payment, a $1.6 million refund, and a $34.3 million payment, respectively (in thousands):

	2025	2024	2023
Income tax paid (refunded), net
US Federal	$2,704	$(2,946)	$30,750

US state and local
Texas	*	565	*
California	7,350	*	*
Other	411	764	3,505
Total US state and local	7,761	1,329	3,505

Foreign	—	—	—

Total income tax paid (refunded), net	$10,465	$(1,617)	$34,255
*Jurisdiction below the threshold for the period presented
The reconciliation of the United States federal statutory tax provision to the Company’s provision for income taxes for the years ended December 31, 2025, 2024, and 2023 (in thousands, except percentages):

	2025		2024		2023
Statutory federal tax	$(1,184)	21.0%	$795	21.0%	$27,048	21.0%
State income taxes, net of federal benefit	3,284	(58.3)%	486	12.8%	1,693	1.3%
Foreign tax effects
Hong Kong	—	—%	(22)	(0.6)%	296	0.2%
Singapore	—	—%	—	—%	—	—%
Valuation allowance	—	—%	(3)	(0.1)%	(846)	(0.7)%
Other	—	—%	(1)	—%	(199)	(0.1)%
Research and development and jobs credits	(602)	10.7%	(589)	(15.5)%	(1,170)	(0.9)%
Changes to valuation allowances, federal only	9,383	(166.4)%	—	—%	—	—%
Unrecognized tax benefit	590	(10.4)%	269	7.1%	440	0.3%
Nontaxable or nondeductible items
Executive compensation	543	(9.7)%	52	1.4%	1,895	1.5%
Charitable donations	—	—%	(236)	(6.2)%	(1,094)	(0.8)%
Intercompany loan restructuring	—	—%	—	—%	1,167	0.9%
Share-based compensation	626	(11.1)%	889	23.4%	143	0.1%
Meals and entertainment	210	(3.7)%	314	8.3%	255	0.2%
Other adjustments	183	(3.2)%	(258)	(6.8)%	(246)	(0.2)%
Provision for income taxes	$13,033	(231.1)%	$1,696	44.8%	$29,382	22.8%

The makeup of the majority of the state income tax expense is comprised of state income taxes in Maryland, California, New York, Pennsylvania, Illinois, and Texas for the year ended December 31, 2025; Texas for the year ended December 31, 2024; and Texas, Pennsylvania, and Maryland for the year ended December 31, 2023.
Significant components of the Company’s deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31, 2025	December 31, 2024

Reserves on inventory and sales	$1,124	$472
Credit and loss carryforwards	6,406	2,730
Stock compensation	2,699	2,055
Accrued expenses and deferred costs	1,294	2,235
Inventory capitalization	309	708
Lease obligations	2,685	4,047
Capitalized research costs	6,832	7,028
Charitable donations	77	83
State taxes	1,093	1,594
Unrealized loss on investment	44	967
Other	166	183
Valuation allowance	(13,690)	(1,624)
Total deferred tax assets	9,039	20,478

Right-of-use assets	(1,816)	(2,800)
Prepaid expenses	(1,569)	(1,590)
Depreciation	(5,654)	(4,628)
Total deferred tax liabilities	(9,039)	(9,018)

Net deferred tax assets	$—	$11,460
On July 4, 2025, tax legislation entitled an Act to provide for reconciliation pursuant to title II of H. Con. Res. 14 (“the “Act”) and commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The primary provisions of the Act do not impact the Company’s effective tax rate but do impact the timing of tax deductions related to research and development costs and fixed asset expenditures after January 19, 2025.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets. A significant piece of objective negative evidence evaluated is our current year loss, declining financial performance in recent years, and our projections of short-term future losses. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. We have determined that the reversal of future taxable temporary differences corresponding to our deferred tax liabilities will provide a sufficient source of income for realization of a portion of our deferred tax assets. In 2025, we recorded an additional valuation allowance of $12.1 million.
We file income tax returns in the United States and various states and foreign jurisdictions. The Company has separate federal, state, and foreign net operating loss ("NOL") carry forwards totaling $49.2 million with $13.3 million of the state NOLs that start expiring in 2029. The federal NOLs do not have an expiration as do a significant portion of the state NOLs. The Company has recorded a valuation allowance for the net operating loss carry forwards which are not expected to be realized.
As of December 31, 2025, the Company had $5.6 million of gross unrecognized tax benefits, which would have a net $4.5 million impact on the effective tax rate, if recognized. As of December 31, 2024, the Company had $7.4 million of gross unrecognized tax benefits, which would have a net $6.2 million impact on the effective tax rate, if recognized. The change for 2025 primarily relates to a settlement of tax examination and for 2024 primarily relates to additional gross unrecognized benefits for current tax positions and reductions of gross unrecognized benefits for prior year tax positions and lapses in statute of limitations. The amounts of unrecognized tax benefits were as follows (in thousands):

	December 31, 2025	December 31, 2024

Unrecognized tax benefit at the beginning of the period	$7,433	$7,502
Increase for current year tax positions	60	71
(Decrease) increase for prior period tax positions	298	(5)
Settlement with tax authorities	(2,029)	—
Reduction due to lapse in statute of limitations	(126)	(135)
Unrecognized tax benefit at the end of the period	$5,636	$7,433
The Company recognizes interest and penalty expenses related to unrecognized tax positions as a component of the income tax provision. As of December 31, 2025, and 2024, interest and penalties accrued were $1.3 million and $1.7 million, respectively. For 2025 and 2024, the Company recorded expenses related to interest and penalties of $0.6 million and $0.4 million, respectively. As of December 31, 2025, the current year reduction primarily relates to the settlement of a tax examination. Our tax returns are subject to examination by various federal, state, and local tax authorities. The Company believes that it has adequately provided for all tax positions; however, amounts asserted by taxing authorities could be greater than our accrued position. Pending the resolution of two examinations, and specific to jurisdictions where the Company has filed tax returns and examination of such returns is constrained by a statute of limitations, we are no longer subject to United States federal, state, and local income tax examinations by tax authorities for years prior to 2022.
12.COMMITMENTS
Unconditional purchase obligations:
At December 31, 2025, the Company had $3.5 million in unconditional purchase obligations with a remaining term in excess of one year primarily for outsourced information technology.
13.LEASES
Operating Leases:
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases for the years ended December 31, 2025 and 2024.
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
The operating lease expense was $4.9 million, $4.9 million and $5.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

	2025	2024	2023

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$6,462	$6,312	$6,333

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$701	$—	$1,785
As of December 31, 2025, the weighted average remaining lease term was 3 years and the weighted average discount rate was 2.3%.
The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2025 (in thousands):

2026	4,783
2027	2,789
2028	2,895
2029	525
2030	49
Thereafter	—
Total lease payments	$11,041
Less: imputed interest	(347)
Total	$10,694
During the three months ended September 30, 2025, the Company entered into a lease agreement for new headquarters office space in 1501 South Clinton Street, Baltimore, Maryland 21224, with a lease term of 8 years and 7 months. The lease is expected to commence in March 2026, at which time the Company will record a right-of-use asset and corresponding lease liability. The Company will not renew its office space lease in 100 International Drive, Baltimore, Maryland 201202, when it expires in February 2026. As of December 31, 2025, the future minimum lease commitments related to this lease are not included in the tables above as the lease has not yet commenced.
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
15. SEGMENT REPORTING

The Company's OPTAVIA segment derives revenues from customers through the sale of our products which are shipped directly to customers. Our coaches help customers adopt healthy habits and learn the benefits of our products. The accounting policies of the Company's single segment are the same as those described in the Company's Significant Accounting Policies.

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

The Company has one reportable segment: OPTAVIA. The OPTAVIA segment recognizes revenue when control of the products is transferred to the customer. The segment pays commissions on the sale of products to coaches. The Company derives all of its revenue from sales within the United States and manages the business activities on a consolidated basis.

The following table presents the OPTAVIA segment's revenue, significant segment expenses, and segment net income for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Revenue	385,788	602,463	1,072,054
Less:
Cost of sales	110,601	157,840	296,204
Selling, marketing, and after sales support	187,986	304,481	501,188
Distribution	17,767	37,710	40,534
Technology	43,744	49,939	56,595
Administrative and corporate support functions	32,264	42,252	42,943
Equity compensation	7,639	7,363	8,188
Other income (1)	(8,574)	(909)	(2,395)
Provision for income taxes	13,033	1,696	29,382
Segment net income (loss)	$(18,672)	$2,091	$99,415

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—

Consolidated net income (loss)	$(18,672)	$2,091	$99,415
(1) Other income included within Segment net income includes interest income, interest expense, and realized and unrealized gains and losses on LifeMD common stock.
Segment depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $10.5 million, $17.4 million and $10.0 million, respectively. Segment additions of property, plant, and equipment for the years ended December 31, 2025, 2024, and 2023 were $5.6 million, $7.5 million, and $6.5 million, respectively.
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

During the three months ended December 31, 2024, the Company readied and listed the Maryland Distribution Center building and land for sale. The building and land remain held for sale through December 31, 2025. The net book value of the building and land is $1.4 million. The fair value of assets exceed their carrying value and no impairment was recognized. The assets are recorded within prepaid expenses and other current assets on the Consolidated Balance Sheets. The Company closed on the sale of the land and building in February 2026.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
There were no disagreements with the Company’s independent auditors regarding accounting and financial disclosures for the fiscal year ended December 31, 2025.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, was audited by RSM US LLP, our independent registered public accounting firm, as stated in their report appearing in our 2025 financial statements in Item 8 of this report under the captions entitled “Report of Independent Registered Public Accounting Firm.”
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
ITEM 9B. OTHER INFORMATION
During the twelve months ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
The other information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2026 annual meeting of stockholders.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2026 annual meeting of stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2026 annual meeting of stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2026 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2026 annual meeting of stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report
1.Consolidated Financial Statements
The Consolidated Financial Statements of Medifast, Inc. and related notes, together with the Reports of RSM US LLP dated February 17, 2026, are included in Part II, Item 8.
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

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 Current Report on Form 8-K (File No. 001-31573) filed on December 4, 2019).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on February 26, 2021).

10.1	Amended and Restated 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on June 20, 2025).*

10.2	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed on February 4, 2014).*

10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

10.5	Form of Performance-Based Deferred Share Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-31573) filed on March 15, 2016).*

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

19	Medifast, Inc. Insider Trading Policy Amended and Restated (File No. 001-31573) filed on February 18, 2025.

21.1	Subsidiaries of Medifast, Inc. (filed herewith).

23.1	Consent of RSM US LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

97	Medifast, Inc. Clawback Policy Amended and Restated (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K (file No. 001-31573) filed on February 20, 2024).

101
The following financial statements from Medifast, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, filed February 17, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to the Consolidated Financial Statements (filed herewith).

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
MEDIFAST, INC.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	February 17, 2026

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	February 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY J. BROWN	Lead Director	February 17, 2026
Jeffrey J. Brown

/s/ DANIEL R. CHARD	Chairman and Chief Executive Officer	February 17, 2026
Daniel R. Chard

/s/ ELIZABETH A. GEARY	Director	February 17, 2026
Elizabeth A. Geary

/s/ MICHAEL A. HOER	Director	February 17, 2026
Michael A. Hoer

/s/ JONATHAN B. MACKENZIE	Vice President Finance and Chief Accounting Officer	February 17, 2026
Jonathan B. MacKenzie

/s/ JAMES P. MALONEY	Chief Financial Officer	February 17, 2026
James P. Maloney

/s/ SCOTT SCHLACKMAN	Director	February 17, 2026
Scott Schlackman

/s/ ANDREA B. THOMAS	Director	February 17, 2026
Andrea B. Thomas

/s/ MING XIAN	Director	February 17, 2026
Ming Xian