Form 10-Q
period 2026-03-31
MEDIFAST INC
filed 2026-05-04
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________ to ________.
Commission File Number: 001-31573
Medifast, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3714405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1501 S. Clinton Street
Baltimore, Maryland 21224
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
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
The number of shares of the registrant’s common stock outstanding at April 27, 2026 was 11,119,115.

Medifast, Inc. and Subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. dollars in thousands, except per share amounts)

	Three months ended March 31,
	2026	2025

Revenue	$76,044	$115,728
Cost of sales	24,288	31,483
Gross profit	51,756	84,245

Selling, general, and administrative	55,051	85,507

Loss from operations	(3,295)	(1,262)

Other income
Interest income	1,379	1,301
Other income (expense)	(25)	487
	1,354	1,788

Income (loss) before provision for income taxes	(1,941)	526

Provision for income taxes	181	1,298

Net loss	$(2,122)	$(772)

Loss per share - basic	$(0.19)	$(0.07)

Loss per share - diluted	$(0.19)	$(0.07)

Weighted average shares outstanding
Basic	11,006	10,948
Diluted	11,006	10,948
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended March 31,
	2026	2025

Net loss	$(2,122)	$(772)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities	(201)	59

Comprehensive loss	$(2,323)	$(713)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in thousands, except par value)

	March 31, 2026	December 31, 2025

ASSETS
Current Assets
Cash and cash equivalents	$71,529	$89,303
Inventories, net	21,403	20,228
Investments	97,417	77,970
Income taxes, prepaid	5,316	5,116
Prepaid expenses and other current assets	6,965	9,066
Total current assets	202,630	201,683

Property, plant and equipment, net of accumulated depreciation	29,643	31,230
Right-of-use assets	12,921	7,232
Other assets	6,852	7,828

TOTAL ASSETS	$252,046	$247,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$38,264	$38,359
Current lease obligations	3,920	4,603
Total current liabilities	42,184	42,962

Lease obligations, net of current lease obligations	12,181	6,091
Total liabilities	54,365	49,053

Stockholders' Equity
Common stock, par value $0.001 per share: 20,000 shares authorized;
11,119 and 10,991 issued and outstanding
at March 31, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	41,488	40,406
Accumulated other comprehensive income	33	234
Retained earnings	156,149	158,269
Total stockholders' equity	197,681	198,920

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$252,046	$247,973
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended March 31,
	2026	2025

Operating Activities
Net loss	$(2,122)	$(772)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization	3,483	3,280
Non-cash lease expense	1,160	1,145
Share-based compensation	1,896	1,930
Gain on sale of assets held for sale	(2,184)	—
Loss on sale or disposal of property, plant and equipment	63	387
Realized gain on sale of investment securities	(25)	(7)
Amortization of discount on investment securities	(164)	(190)
Deferred income taxes	—	20
Unrealized loss (gain) on equity investment securities	66	(620)
Change in operating assets and liabilities:
Inventories	(1,175)	3,057
Prepaid expenses and other current assets	649	73
Other assets	262	(41)
Accounts payable and accrued expenses	(1,449)	(5,997)
Income taxes	(200)	1,141
Net cash flow provided by operating activities	260	3,406

Investing Activities
Purchase of investment securities	(49,320)	(14,991)
Proceeds from sale and maturities of investment securities	29,646	14,459
Proceeds from sale of assets held for sale, net of costs to sell	3,637	—
Purchase of property and equipment	(1,096)	(1,522)
Net cash flow used in investing activities	(17,133)	(2,054)

Financing Activities
Net shares repurchased for employee taxes	(814)	(369)
Cash dividends paid to stockholders	(87)	(194)
Net cash flow used in financing activities	(901)	(563)

Increase in cash and cash equivalents	(17,774)	789
Cash and cash equivalents - beginning of the period	89,303	90,928
Cash and cash equivalents - end of period	$71,529	$91,717

Supplemental disclosure of cash flow information:
Income taxes paid	$241	$2,914
Dividends included in accounts payable and accrued expenses	$206	$453
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended March 31, 2026
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance, December 31, 2025	10,991	$11	$40,406	$234	$158,269	$198,920
Net loss	—	—	—	—	(2,122)	(2,122)
Share-based compensation	212	—	1,896	—	—	1,896
Net shares repurchased for employee taxes	(84)	—	(814)	—	—	(814)
Other comprehensive loss	—	—	—	(201)	—	(201)
Forfeiture of dividends on unvested awards	—	—	—	—	2	2

Balance, March 31, 2026	11,119	$11	$41,488	$33	$156,149	$197,681

	Three months ended March 31, 2025
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance, December 31, 2024	10,938	$11	$33,136	$180	$176,782	$210,109
Net loss	—	—	—	—	(772)	(772)
Share-based compensation	80	—	1,930	—	—	1,930
Net shares repurchased for employee taxes	(27)	—	(369)	—	—	(369)
Other comprehensive income	—	—	—	59	—	59
Forfeiture of dividends on unvested awards	—	—	—	—	2	2

Balance, March 31, 2025	10,991	$11	$34,697	$239	$176,012	$210,959
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Medifast, Inc. and its wholly-owned subsidiaries (“Medifast,” the “Company,” “we,” “us,” or “our”) included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and notes that are normally required by GAAP have been condensed or omitted. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading. The condensed consolidated balance sheet at December 31, 2025 has been derived from the 2025 audited consolidated financial statements at that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”).
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2026. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the 2025 Form 10-K.
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
Advertising Expense - The costs of advertising efforts are expensed as incurred. They are recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Advertising expense, excluding agency fees, for the three months ended March 31, 2026 and 2025, amounted to $0.2 million and $4.6 million, respectively.
Assets Held for Sale - During the year ended December 31, 2024, the Company completed a supply chain optimization initiative with the goal of aligning the Company’s distribution footprint with current demand levels. On June 28, 2024, the Company closed its Maryland Distribution Center located in Ridgely, Maryland. The Company listed the Maryland Distribution Center building and land for sale, and categorized those assets as held for sale. The net book value of the building and land was $1.4 million. The assets were recorded within prepaid expenses and other current assets on the consolidated balance sheets included in the 2025 Form 10-K. The Company closed on the sale of the land and building in February 2026, receiving $3.6 million in proceeds, net of costs to sell, and recognizing a gain on sale of $2.2 million presented within selling, general, and administrative on the Condensed Consolidated Statements of Operations (Unaudited).
Provision for Income Taxes - The Company computes its income tax provision for interim periods in accordance with ASC 740. For interim periods during the year ended December 31, 2025, the Company calculated an annual effective tax rate and applied that rate to year-to-date ordinary income or loss to calculate its quarterly income tax provision (“AETR Approach”). Due to the existence of a full valuation allowance against its deferred tax assets recorded as of December 31, 2025, the Company did not apply the AETR Approach for the period ended March 31, 2026. Instead, the Company calculated income tax expense for the interim period based on actual results for the quarter. As a result, the Company’s income tax provision for the three months ended March 31, 2026 reflects discrete items, primarily state income taxes. Income tax expense for the three months ended March 31, 2026 was $0.2 million, an effective rate of negative (9.3)%, as compared to $1.3 million for the three months ended March 31, 2025, an effective rate of 246.8%. The decrease in the effective tax rate was primarily driven by the increased loss incurred in the March 31, 2026 period and the valuation allowance on the net deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets and the need for a valuation allowance on a quarterly basis. Should the valuation allowance be released in whole or in part, the Company expects to return to applying an estimated annual effective tax rate in future interim periods.
Accounting Pronouncements - Adopted in 2026
The Company has not adopted any new accounting standards during the three months ended March 31, 2026.
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
In September 2025, the FASB issued ASU 2025-06 Internal-Use Software (Subtopic 250-40): Targeted Improvements to the Accounting for Internal-Use Software to increase the operability of the recognition guidance considering different methods of software development. The ASU 2025-06 is effective for public business entities for annual periods beginning after December 15, 2026. The amendments can be adopted on a prospective, modified, or retrospective basis. Entities are permitted to early adopt the standard. The Company did not early adopt for the 2025 reporting period. The Company is currently evaluating the impact of adopting the ASU on its consolidated financial statements.
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
Inventories consisted of the following (in thousands):

	March 31, 2026	December 31, 2025

Raw materials	$6,473	$4,915
Packaging	1,160	1,654
Non-food finished goods	1,025	1,216
Finished goods	16,486	16,785
Reserve for obsolete inventory	(3,741)	(4,342)
Total	$21,403	$20,228
3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended March 31,
	2026	2025

Numerator:
Net loss	$(2,122)	$(772)

Denominator:
Weighted average shares of common stock outstanding	11,006	10,948
Effect of dilutive common stock equivalents	—	—
Weighted average shares of common stock outstanding	11,006	10,948

Loss per share - basic	$(0.19)	$(0.07)

Loss per share - diluted	$(0.19)	$(0.07)
The Company was in a loss position for the three months ended March 31, 2026 and 2025, and as such all awards were anti-dilutive. If the Company was not in a loss position, the calculation of diluted EPS would have included the effect of dilutive common stock equivalents of 188 thousand and 57 thousand, and would have excluded 164 thousand and 396 thousand antidilutive restricted stock awards for the three months ended March 31, 2026 and 2025, respectively.
4. SHARE-BASED COMPENSATION
Stock Options
The Company has granted non-qualified and incentive stock options to employees and non-employee directors under the Amended and Restated 2012 Share Incentive Program (the “2012 Plan”). The fair value of these options was estimated on the date of grant using the Black-Scholes option pricing model, which required estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of March 31, 2026 generally vested over a period of 3 years and expire 10 years from the date of grant. The exercise price of these options is $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term was calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponded to the expected term of the option. The expected volatility was based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield was computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the three months ended March 31, 2026 and 2025, the Company did not grant stock options.
The following table is a summary of our stock option activity (in thousands, except per share data):

	Three months ended March 31,
	2026		2025
	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price

Outstanding at beginning of period	22	$66.68	22	$66.68
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of the period	22	$66.68	22	$66.68
Exercisable at end of the period	22	$66.68	22	$66.68

As of March 31, 2026, the weighted-average remaining contractual life for both the outstanding stock options and exercisable stock options was 1.9 years with an aggregate intrinsic value of $0. There was no unrecognized compensation on the awards for the period ended March 31, 2026. For the three months ended March 31, 2026 and 2025, the Company received no cash proceeds from the exercise of stock options. The total intrinsic value for stock options exercised was $0 for the three months ended March 31, 2026 and 2025.
Restricted Stock
The Company has issued restricted stock under the 2012 Plan to employees and non-employee directors generally with vesting terms up to 3 years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period.
The following table summarizes our restricted stock activity (in thousands, except per share data):

	Three months ended March 31,
	2026		2025
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of period	677	$24.76	279	$57.21
Granted	406	9.59	451	13.86
Vested	(195)	26.85	(80)	67.24
Forfeited	(22)	19.10	(1)	54.78
Outstanding at end of the period	866	$17.32	649	$25.87
The Company withheld approximately 76 thousand shares and 27 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the three months ended March 31, 2026 and 2025, respectively. The total fair value of restricted stock awards vested during the three months ended March 31, 2026 and 2025 was $1.9 million and $1.1 million, respectively.
Market and Performance-based Share Awards
The Company has granted market and performance-based share awards in 2023 and 2025, and performance-based share awards in 2024 and 2026 under the 2012 Plan to certain key executives who were granted deferred shares and may earn between 0% and 210% of the target number depending upon both the Company’s total stockholder return (“TSR”), for those with market conditions, and the Company’s performance against predetermined performance goals over a three-year performance period after the date of grant. Market and performance-based share awards that are tied to the Company’s TSR are valued using the Monte Carlo method and are recognized ratably as expense over the award’s performance period. The fair value of the performance-based share awards is equal to the market price of the Company’s common stock on the date of grant adjusted by expected level of achievement over the performance period. Expense for performance-based share awards is amortized ratably over the performance period. In the event that management determines that the Company will not reach the lower threshold of the predetermined performance goals established in the grant agreement, any previously recognized expense is reversed in the period in which such a determination is made.
The total fair value of market and performance-based share awards issued during the three months ended March 31, 2026 was $0.2 million. The Company withheld approximately 8 thousand shares for the quarter ended March 31, 2026 to cover minimum tax liability withholding obligations upon the issuance of shares of market and performance-based share awards. No market and performance-based share awards were issued during the three months ended March 31, 2025, as a result of the market and performance-based share awards granted in March of 2022 not reaching the lower threshold of the predetermined performance goals.
Share-based compensation expense is recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Income. The total expense during the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three months ended March 31,
	2026		2025
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	888	$1,364	671	$1,353
Performance-based share awards granted in 2026	197	13	—	—
Market and performance-based share awards granted in 2025	295	405	319	34
Performance-based share awards granted in 2024	37	114	117	367
Market and performance-based share awards granted in 2023	—	—	47	176
Total share-based compensation	1,417	$1,896	1,154	$1,930

The total income tax expense recognized in the accompanying Unaudited Condensed Consolidated Statements of Operations for restricted stock awards was $0.5 million for the three months ended March 31, 2026 and $0.4 million for the three months ended March 31, 2025.
There was $9.1 million of total unrecognized compensation cost related to restricted stock awards as of March 31, 2026, which is expected to be recognized over a weighted-average period of 2.19 years. There was $5.0 million of unrecognized compensation costs related to the 234 thousand performance-based shares and 295 thousand market and performance-based shares presented in the table above as of March 31, 2026, which is expected to be recognized over a weighted-average period of 2.19 years.
5. LEASES
Operating Leases
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company held no finance leases during the three-month periods ended as of March 31, 2026 and 2025.
The Company’s leases relating to office and warehouse space have lease terms of 65 months to 103 months. Equipment leases carry 36 month terms with some including automatic renewal clauses.
The Company’s warehouse agreements also contain non-lease components, in the form of payments towards variable logistics services and labor charges, which the Company is obligated to pay based on the services consumed by it. Such amounts are not included in the measurement of the lease liability but are recognized as expenses when they are incurred.
The operating lease expense was $1.3 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Three months ended March 31,
	2026	2025

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$1,536	$1,600

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$6,850	$—
As of March 31, 2026, the weighted average remaining lease term was 5 years, 2 months and the weighted average discount rate was 3.50%.
The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2026 (in thousands):

2026 (excluding the three months ended March 31, 2026)	$3,513
2027	3,779
2028	3,910
2029	1,565
2030	1,116
Thereafter	4,245
Total lease payments	$18,128
Less: imputed interest	(2,027)
Total	$16,101

During the three months ended September 30, 2025, the Company entered into a lease agreement for new headquarters office space in 1501 South Clinton Street, Baltimore, Maryland 21224, with a lease term of 8 years and 7 months. The lease commenced during the three months ended March 31, 2026. The Company recorded an initial right-of-use asset and corresponding lease liability of $6.8 million. The Company did not renew its office space lease in 100 International Drive, Baltimore, Maryland 21202 which expired in February 2026. The future minimum lease commitments related to this lease are included in the tables above.
6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	March 31, 2026	December 31, 2025

Foreign currency translation	$3	$3
Unrealized gains on investments	31	231
Accumulated other comprehensive income	$33	$234
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
The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	March 31, 2026
	Cost	Unrealized Gains (Losses)	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$50,961	$—	$—	$50,961	$50,961	$—

Level 1:
Money market accounts	20,568	—	—	20,568	20,568	—
Government & agency securities	45,398	95	83	45,576	—	45,576
	65,966	95	83	66,144	20,568	45,576

Level 2:
Corporate bonds	51,513	(54)	382	51,841	—	51,841

Total	$168,440	$41	$465	$168,946	$71,529	$97,417

	December 31, 2025
	Cost	Unrealized Gains (Losses	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$50,187	$—	$—	$50,187	$50,187	$—

Level 1:
Money market accounts	39,116	—	—	39,116	39,116	—
Government & agency securities	23,247	111	80	23,438	—	23,438
	62,363	111	80	62,554	39,116	23,438

Level 2:
Corporate bonds	53,801	198	533	54,532	—	54,532

Total	$166,351	$309	$613	$167,273	$89,303	$77,970
The Company had $25 thousand of realized gains for the three months ended March 31, 2026 and $7 thousand of realized gains for the three months ended March 31, 2025.
During the fourth quarter of 2023, the Company entered into an agreement with LifeMD (Nasdaq: LFMD), a leading provider of virtual primary care, to purchase shares of common stock of LifeMD for $10 million. The 180-day lock-up period expired on June 8, 2024, and the registration process was completed, effective July 18, 2024. During the second quarter of 2025, the Company sold all of its holdings in LifeMD common stock. Prior to the sale, the fair value of the investment was recorded within an equity securities caption in the tables above. The net proceeds received from the sale were recorded within cash and cash equivalents of the Unaudited Consolidated Balance Sheets. The gains related to the Company’s LifeMD investment for the three months ended March 31, 2026 and 2025 are summarized in the table below (in thousands):

	March 31, 2026	March 31, 2025

Net gains recognized during the period on equity securities	$—	$600
Less: Net gains recognized on equity securities sold	—	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$—	$600
8. SEGMENT REPORTING

The Company has one reportable segment: OPTAVIA. The segment derives revenues from clients through the sale of products which are shipped directly to clients. Our coaches help clients adopt healthy habits and learn the benefits of our products. The accounting policies of the Company's single segment are the same as those described in the Company's Significant Accounting Policies.

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

The following table presents the OPTAVIA segment's revenue, significant segment expenses, and segment net income for the three months ended March 31, 2026 and 2025, respectively:

	March 31, 2026	March 31, 2025
Revenue	$76,044	$115,728
Less:
Cost of sales	24,288	31,483
Selling, marketing, and after sales support	34,681	59,855
Distribution	3,452	4,526
Technology	9,311	11,042
Administrative and corporate support functions	5,711	8,154
Equity compensation	1,896	1,930
Other income (1)	(1,354)	(1,788)
Provision for income taxes	181	1,298
Segment net income (loss)	$(2,122)	$(772)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—

Consolidated net income (loss)	$(2,122)	$(772)
(1) Other income included within Segment net income includes interest income, realized gains and losses on investment securities, and unrealized gains and losses on LifeMD common stock.

Segment depreciation expense of property, plant, and equipment for the three months ended March 31, 2026 and 2025 was $2.6 million and $2.3 million, respectively. Segment additions of property, plant, and equipment for the three months ended March 31, 2026, and 2025 were $1.1 million and $1.5 million, respectively.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
Certain information in this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Act”). Forward-looking statements generally can be identified by use of phrases or terminology such as “intend,” “anticipate,” “expect” or other similar words or the negative of such terminology. Similarly, descriptions of Medifast's objectives, strategies, plans, goals, or targets contained herein are also considered forward-looking statements. These statements are based on the current expectations of our management and are subject to certain events, risks, uncertainties, and other factors. These risks and uncertainties include, but are not limited to, those described in our 2025 Form 10-K and those described from time to time in our future reports filed with the SEC. Although Medifast believes that the expectations, statements, and assumptions reflected in these forward-looking statements are reasonable, it cautions readers to always consider all of the risk factors and any other cautionary statements carefully in evaluating each forward-looking statement in this report. All of the forward-looking statements contained herein speak only as of the date of this report. We undertake no obligation to update any information contained in this report or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware after the date of this report.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.
Overview
Medifast, Inc. (“Medifast,” the “Company,” “we” or “us”) is the 40+ year old metabolic health and wellness company known for its science-backed, coach-guided lifestyle system. In October 2025, Medifast announced its strategic transformation, unveiling its focus on holistic metabolic health. The Company started 2026 by moving from transformation to execution, leveraging its extensive experience in structured weight loss coupled with recent scientific research and enhanced product offerings to address the needs of a broader metabolic health market. Medifast’s approach focuses on addressing the root cause of metabolic dysfunction. This strategic shift targets a larger and what is believed to be a more sustainable market, focusing on a long-term growth strategy designed to guide the Company over the next decade by aligning science, products, and coaching with increasing demand for new solutions as awareness of metabolic dysfunction grows.
This growth strategy is fueled by improving coach productivity and expanding our coach network. We operate a well-capitalized business with strong effective leadership, a powerful lifestyle solution, and a business model that has impacted over 3 million lives and, for the quarter ended March 31, 2026, had a network of approximately 14,000 active earning independent coaches. Medifast stands at the forefront of evidence-based wellness solutions, and its coach-first model creates significant opportunities for coaches’ individual businesses. This is designed to create a “flywheel effect” as new clients join, driving coach productivity, which in turn attracts new active earning coaches, leading to even more new clients and further productivity.
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
Independent Coaches: Coaches provide individualized support and guidance to clients on their path to optimal health and well-being.

Community: A community of like-minded individuals offers real-time connection and support.
The Habits of Health Transformational System: A proprietary system that provides easy steps toward a sustainable healthy lifestyle.
Products & Plans: Clinically proven plans and scientifically developed products, backed by dietitians, scientists, and physicians.
In October 2025, the Company introduced Metabolic Synchronization® — a breakthrough science that reverses metabolic dysfunction through a targeted reset of the body’s metabolism. Research demonstrates that the Company's comprehensive system improves metabolic health by activating strong and targeted fat burn, (i.e., by reducing bad visceral fat), preserving lean mass, and protecting muscle.1 This approach results in healthy, quality weight loss that extends beyond the scale, ultimately empowering individuals to achieve their health goals.
Metabolic health, often misunderstood or overlooked, refers to the body’s ability to efficiently convert food into energy and regulate critical bodily functions. Metabolic dysfunction is a state that can often go unnoticed, placing strain on the body’s metabolic processes and potentially leading to serious health challenges.
Science has always been integral to Medifast’s identity. Through ongoing research and compelling data that elevate the science behind the Company’s plans and innovative products, the Company is energizing its coach community to empower individuals to take control of their metabolic health. Looking ahead, Medifast plans to launch significant product innovations, incorporating next-generation ingredients for metabolic enhancement. We expect to bring an updated product line to market this year. These upcoming innovations are designed to further strengthen the Company’s offerings to help clients achieve optimal metabolic health.
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
In addition to coach support, by focusing on the root causes of metabolic dysfunction, Medifast is seeking to unlock new opportunities to reach and empower individuals at every stage of their health journey. For those utilizing weight loss medications, Medifast’s programs are intended to provide complementary solutions to enhance metabolic function and overall health.
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
Finding new clients and reactivating former clients remains an important area of focus for our business and our coaches. Our popular Essentials line as well as innovative product lines like OPTAVIA ASCEND and OPTAVIA ACTIVE continue to address the needs of our clients. We also continue to enhance our digital tools and improve client experience, which we anticipate will have the effect of improving coach productivity and expanding our coach network, helping us achieve our goals.
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
Macroeconomic Conditions
Certain global economic challenges, including the impact of inflation and tariffs, have caused macroeconomic uncertainty and volatility in markets where we, our suppliers, and our independent coaches operate.
Like many product-focused companies, we are exposed to market risks from changes in commodity, or other raw material prices. An inflationary economy could impact our cost structure and put pressure on consumer spending. Increases in commodity prices, food costs, or tariffs, could affect the global and U.S. economies and could also adversely impact our business, financial condition, or results of operations. Additionally, changes in tariff regulations, particularly those involving trade between the United States and key global markets, may affect the cost and availability of certain raw materials. While the full impact of potential tariff policy changes remains uncertain, we remain attentive to policy developments, and we may reassess our supply chain and investment strategies in response to further volatility in the trade environment.
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
5 In a clinical study, the group on the OPTAVIA 5 & 1 Plan using a coach lost 17x more fat than the self-directed control group
6 OPTAVIA makes no guarantee of financial success. Success with OPTAVIA results from successful sales efforts, which require hard work, diligence, skill, persistence, competence, and leadership. Please see the OPTAVIA Income Disclosure Statement (http://bit.ly/4lFIPRP) for statistics on actual earnings of Coaches.

Fluctuations in consumer confidence, driven by economic concerns or anticipated price increases, could further reduce demand for our products.
In response to changing macroeconomic conditions, the Company may take further actions that alter its business operations as may be required by governmental authorities, or that are determined to be in the best interests of employees, coaches, clients, and stockholders. Our ability to effectively navigate these developments is critical to maintaining operational resilience and achieving our long-term strategic objectives. These macroeconomic uncertainties make it challenging for our management to estimate our future business performance. However, we intend to continue to actively monitor the impact of these developments on our business and will update our practices accordingly.
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
We believe we have a competitive advantage over traditional diet companies as our model:
•Offers a solution that focuses on metabolic health powered by a breakthrough approach and human coaching and has impacted more than 3 million lives;
•Provides advanced science and comprehensive behavioral support, with its breakthrough approach, Metabolic Synchronization, that reverses metabolic dysfunction through targeted metabolic reset;
•Provides personalized, empathetic support from coaches who have been in their clients' shoes;
•Promotes lifelong habit development supported by a proprietary integrated approach to behavior change, the Habits of Health Transformational System; and
•Encompasses a vibrant health and wellness community.
We also compete with other direct-selling organizations, some of which have a longer operating history and greater visibility, name recognition and financial resources than we do. We also believe we have advantages over traditional direct selling companies. Our model:
•Is client-centric, with one sales price for both coaches and clients. There is no tiered pricing.
•Incorporates personalized coach support serving as a key differentiator to our model.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the 2025 Form 10-K. There were no significant changes in our critical estimates or policies during the first three months of 2026.
Overview of Results of Operations
Our product sales accounted for approximately 98% of our revenues for each of the three months ended March 31, 2026 and 2025.
The following tables reflect our statements of operations (in thousands, except percentages):

	Three months ended March 31,
	2026	2025	$ Change	% Change

Revenue	$76,044	$115,728	$(39,684)	(34.3)%
Cost of sales	24,288	31,483	(7,195)	(22.9)%
Gross profit	51,756	84,245	(32,489)	(38.6)%

Selling, general, and administrative	55,051	85,507	(30,456)	(35.6)%

Loss from operations	(3,295)	(1,262)	(2,033)	(161.1)%

Other income
Interest income	1,379	1,301	78	6.0%
Other income (expense)	(25)	487	(512)	(105.1)%
	1,354	1,788	(434)	(24.3)%

Income (loss) before provision for income taxes	(1,941)	526	(2,467)	(469.0)%

Provision for income taxes	181	1,298	(1,117)	(86.1)%

Net loss	$(2,122)	$(772)	$(1,350)	(174.9)%

% of revenue
Gross profit	68.1%	72.8%
Selling, general, and administrative costs	72.4%	73.9%
Loss from operations	(4.3)%	(1.1)%

Revenue: Revenue decreased $39.7 million, or 34.3%, to $76.0 million for the three months ended March 31, 2026 from $115.7 million for the three months ended March 31, 2025. The decline in revenue for the three months ended March 31, 2026 was primarily driven by a decrease in the number of active earning coaches to 14,000 as of March 31, 2026 from 25,400 as of March 31, 2025. The decrease in active earning coaches for the quarter, which has been trending downward year-over-year since the first quarter of 2023, was driven by continued pressure with client acquisition reflecting broader challenges in the operating environment, including rapid adoption of GLP-1 medications for weight loss. While the Company continues its transformation to focus on metabolic health, we expect the number of active earning coaches to continue to decline in 2026. The average revenue per active earning OPTAVIA coach was $5,432 for the three months ended March 31, 2026 compared to $4,556 for the three months ended March 31, 2025. The increase in revenue per active earning coach was driven by greater alignment of our network of coaches, prioritizing productive coaches and efficient coach network structures.
Cost of sales: Cost of sales decreased $7.2 million, or 22.9%, to $24.3 million from $31.5 million for the three months ended March 31, 2026 from the corresponding period in 2025. The decrease in cost of sales for the three months ended March 31, 2026 was primarily due to $10.4 million of lower sales volumes, partially offset by $3.2 million of loss of leverage on fixed costs.
Gross profit: For the three months ended March 31, 2026, gross profit decreased $32.5 million, or 38.6%, to $51.8 million from $84.2 million for the three months ended March 31, 2025. The decrease in gross profit for the three months ended March 31, 2026 was primarily attributable to lower revenue. As a percentage of revenue, gross profit was 68.1% for the three months ended March 31, 2026 compared to 72.8% for the three months ended March 31, 2025. The decrease in gross profit is primarily attributable to the loss of leverage on fixed costs.
Selling, general, and administrative (“SG&A”): SG&A expenses were $55.1 million for the three months ended March 31, 2026, a decrease of $30.5 million, or 35.6%, as compared to $85.5 million from the corresponding period in 2025. The decrease in SG&A expenses for the three months ended March 31, 2026 was primarily due to a $16.2 million decrease in coach compensation on lower volume and fewer active earnings coaches, a $5.6 million decrease in company-led marketing related expenses, a one-time $2.2 million gain on the sale of our Maryland Distribution Center building and land previously classified as held for sale, and a $2.0 million decrease in employee compensation resulting from the realignment of the employee base to lower revenue levels. As a percentage of revenue, SG&A expenses were 72.4% for the three months ended March 31, 2026 as compared to 73.9% for the corresponding period in 2025. The decrease in SG&A expenses as a percentage of revenue for the three months ended March 31, 2026 was primarily due to approximately 470 basis points of decreased company-led marketing related expenses and 240 basis points of one-time gain on the sale of our Maryland Distribution Center building and land previously classified as held for sale, partially offset by 620 basis points of loss of leverage on fixed costs due to lower sales volume. SG&A expenses included research and development costs of $1.1 million for both the three months ended March 31, 2026 and 2025, in connection with the development of new products, programs and clinical research activities.
Loss from operations: The Company’s loss from operations for the three months ended March 31, 2026 was $3.3 million, a decrease of $2.0 million as compared to loss from operations of $1.3 million for the corresponding period in 2025, primarily as a result of decreased gross profit partially offset by decreased SG&A expenses. Loss from operations as a percentage of revenue for the three months ended March 31, 2026 was 4.3% as compared to loss from operations as a percentage of revenue of 1.1% for the corresponding period in 2025 due to the factors described above impacting revenue and SG&A expenses.
Other income: Other income for the three months ended March 31, 2026 was $1.4 million, a decrease of $0.4 million, or 24.3%, as compared to $1.8 million for the corresponding period in 2025. The decrease in other income for the three months ended March 31, 2026 was primarily due to unrealized gains on our investment in LifeMD common stock in the prior year period. The Company sold its investment in LifeMD during the quarter ended June 30, 2025.
Provision for income taxes: The Company computes its income tax provision for interim periods in accordance with ASC 740. For interim periods during the year ended December 31, 2025, the Company calculated an annual effective tax rate and applied that rate to year-to-date ordinary income or loss to calculate its quarterly income tax provision (“AETR Approach”). Due to the existence of a full valuation allowance against its deferred tax assets recorded as of December 31, 2025, the Company did not apply the AETR Approach for the period ended March 31, 2026. Instead, the Company calculated income tax expense for the interim period based on actual results for the quarter. As a result, the Company’s income tax provision for the three months ended March 31, 2026 reflects discrete items, primarily state income taxes. Income tax expense for the three months ended March 31, 2026 was $0.2 million, an effective rate of negative 9.3%, as compared to $1.3 million for the three months ended March 31, 2025, an effective rate of 246.8%. The decrease in the effective tax rate was primarily driven by the increased loss incurred in the March 31, 2026 period and the valuation allowance on the net deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets and the need for a valuation allowance on a quarterly basis. Should the valuation allowance be released in whole or in part, the Company expects to return to applying an estimated annual effective tax rate in future interim periods.
Net loss: Net loss was $2.1 million, or $0.19 per share for the three months ended March 31, 2026 as compared to net loss of $0.8 million, or $0.07 per diluted share, for the three months ended March 31, 2025. The period-over-period changes were driven by the factors described above in the section titled “Loss from operations.”
Liquidity and Capital Resources
The Company had stockholders’ equity of $197.7 million and working capital of $160.4 million at March 31, 2026 as compared with $198.9 million and $158.7 million at December 31, 2025, respectively. The $1.2 million net decrease in stockholders’ equity was primarily driven by a net loss of $2.1 million for the three months ended March 31, 2026 partially offset by $1.9 million for share-based compensation. The Company’s cash, cash equivalents, and investments increased from $167.3 million at December 31, 2025 to $168.9 million at March 31, 2026.
Net cash provided by operating activities decreased by $3.1 million to $0.3 million for the three months ended March 31, 2026 from $3.4 million for the three months ended March 31, 2025 primarily driven by a $4.2 million decrease related to changes in inventory balances, a $2.2 million gain on sale of assets held for sale, and a $1.4 million decrease in net income, partially offset by a $4.5 million decrease in accounts payable and accrued expenses.
Net cash used in investing activities was $17.1 million for the three months ended March 31, 2026 as compared to $2.1 million for the three months ended March 31, 2025. The increase in net cash used in investment activities was primarily driven by $19.1 million net increase in investments resulting from the use of proceeds from debt securities previously classified as cash to purchase debt securities classified as investments, partially offset by $3.6 million of proceeds from the sale of the Company’s Maryland Distribution Center building and land.
Net cash used in financing activities increased by $0.3 million to $0.9 million for the three months ended March 31, 2026 from $0.6 million for the three months ended March 31, 2025. This increase was primarily due to a $0.4 million increase in net shares repurchased for employee taxes, partially offset by a $0.1 million decrease in cash dividends paid to stockholders.
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
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment in money market securities, government and agency securities, and corporate bonds. Other than for strategic investments, its current investment policy is to maintain an investment portfolio consisting of corporate bonds and U.S. money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at March 31, 2026, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments. There were no material changes in the Company's market risk exposure related to changes in interest rates and market pricing impacting our investments from the year ended December 31, 2025.
Item 4. Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Act, as of March 31, 2026. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized, and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A of the 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2026	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	—	—	—	1,323,568
February 1 - February 28	34	10.82	—	1,323,568
March 1 - March 31	84,498	9.63	—	1,323,568
(1)This column includes shares of the Company’s common stock that were surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock and performance-based share awards previously granted to such employees and directors, when such transactions occur.
(2)At the outset of the quarter ended March 31, 2026, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the stock repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
As of March 31, 2026, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing, or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 Current Report on Form 8-K (File No. 001-31573) filed on December 4, 2019).

10.1	Amended and Restated 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on June 20, 2025).

10.2
Cooperation Agreement, dated as of March 19, 2026, by and among Medifast, Inc., Steamboat Capital Partners LLC, and each of the other related persons set forth on the signature pages thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on March 20, 2026)

10.3	Medifast, Inc. Directors’ Deferred Compensation Plan (Amended and Restated) (filed herewith).

10.4	Medifast, Inc. Amended and Restated 2012 Share Incentive Plan Performance Share Units Award Agreement (CEO and CEO Direct Reports) (filed herewith).

10.5	Medifast, Inc. Amended and Restated 2012 Share Incentive Plan Performance Share Units Award Agreement (Standard) (filed herewith).

10.6	Medifast, Inc. Amended and Restated 2012 Share Incentive Plan Deferred Share Employee Award Agreement (CEO and CEO Direct Reports) (filed herewith).

10.7	Medifast, Inc. Amended and Restated 2012 Share Incentive Plan Deferred Share Employee Award Agreement (Standard) (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed May 4, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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
Medifast, Inc.

By:	/s/ DANIEL R. CHARD
Daniel R. Chard
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 4, 2026

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 4, 2026