Form 10-Q
period 2026-06-30
MEDIFAST INC
filed 2026-08-03
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
The number of shares of the registrant’s common stock outstanding at July 27, 2026 was 11,180,703.

1

Medifast, Inc. and Subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. dollars in thousands, except per share amounts & dividend data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenue	$76,384	$105,555	$152,428	$221,283
Cost of sales	22,988	28,911	47,276	60,395
Gross profit	53,396	76,644	105,152	160,888

Selling, general, and administrative	57,723	77,710	112,774	163,217

Loss from operations	(4,327)	(1,066)	(7,622)	(2,329)

Other income
Interest income	1,347	1,369	2,726	2,671
Other income (expense)	(11)	2,572	(36)	3,059
	1,336	3,941	2,690	5,730

Income (loss) before provision for income taxes	(2,991)	2,875	(4,932)	3,401

Provision for income taxes	109	395	290	1,693

Net income (loss)	$(3,100)	$2,480	$(5,222)	$1,708

Earnings (loss) per share - basic	$(0.28)	$0.23	$(0.47)	$0.16

Earnings (loss) per share - diluted	$(0.28)	$0.22	$(0.47)	$0.15

Weighted average shares outstanding
Basic	11,135	10,991	11,071	10,970
Diluted	11,135	11,060	11,071	11,045
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Net income (loss)	$(3,100)	$2,480	$(5,222)	$1,708

Other comprehensive income, net of tax:
Unrealized net losses on investment securities	(22)	(60)	(222)	(1)

Comprehensive income (loss)	$(3,122)	$2,420	$(5,444)	$1,707
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in thousands, except par value)

	June 30, 2026	December 31, 2025

ASSETS
Current Assets
Cash and cash equivalents	$71,910	$89,303
Inventories, net	21,181	20,228
Investments	97,911	77,970
Income taxes, prepaid	5,258	5,116
Prepaid expenses and other current assets	5,774	9,066
Total current assets	202,034	201,683

Property, plant and equipment, net of accumulated depreciation	27,980	31,230
Right-of-use assets	24,314	7,232
Other assets	6,073	7,828

TOTAL ASSETS	$260,401	$247,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$36,406	$38,359
Current lease obligations	5,158	4,603
Total current liabilities	41,564	42,962

Lease obligations, net of current lease obligations	22,460	6,091
Total liabilities	64,024	49,053

Stockholders' Equity
Common stock, par value $0.001 per share: 20,000 shares authorized;
11,181 and 10,991 issued and outstanding
at June 30, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	43,306	40,406
Accumulated other comprehensive income	11	234
Retained earnings	153,049	158,269
Total stockholders' equity	196,377	198,920

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$260,401	$247,973
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollar in thousands)

	Six months ended June 30,
	2026	2025

Operating Activities
Net income (loss)	$(5,222)	$1,708
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	6,929	7,325
Non-cash lease expense	2,288	2,299
Share-based compensation	3,714	4,557
Gain on sale of assets held for sale	(2,184)	—
Loss on disposal of property, plant and equipment	63	395
Realized gain on sale of investment securities	(14)	(3,303)
Amortization of discount on investment securities	(314)	(358)
Unrealized loss on equity investment securities	77	—
Change in operating assets and liabilities:
Inventories	(953)	12,220
Prepaid expenses and other current assets	1,839	585
Other assets	104	(308)
Accounts payable and accrued expenses	(4,229)	(19,094)
Income taxes	(142)	(5,998)
Net cash flow provided by operating activities	1,957	28

Investing Activities
Purchase of investment securities	(94,781)	(31,062)
Proceeds from sale and maturities of investment securities	74,843	45,265
Proceeds from sale of assets held for sale, net of costs to sell	3,637	—
Purchase of property and equipment	(2,065)	(2,900)
Net cash flow provided by (used in) investing activities	(18,366)	11,303

Financing Activities
Net shares repurchased for employee taxes	(814)	(370)
Cash dividends paid to stockholders	(170)	(195)
Net cash flow used in financing activities	(984)	(565)

Foreign currency impact	—	—

Increase (decrease) in cash and cash equivalents	(17,393)	10,766
Cash and cash equivalents - beginning of the period	89,303	90,928
Cash and cash equivalents - end of period	$71,910	$101,694

Supplemental disclosure of cash flow information:
Income taxes paid	$239	$7,104
Dividends included in accounts payable and accrued expenses	$74	$452
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. dollars in thousands)

	Six months ended June 30, 2026
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance, December 31, 2025	10,991	$11	$40,406	$234	$158,269	$198,920
Net loss	—	—	—	—	(2,122)	(2,122)
Share-based compensation	212	—	1,896	—	—	1,896
Net shares repurchased for employee taxes	(84)	—	(814)	—	—	(814)
Other comprehensive loss	—	—	—	(201)	—	(201)
Forfeiture of dividends on unvested awards	—	—	—	—	2	2

Balance, March 31, 2026	11,119	$11	$41,488	$33	$156,149	$197,681
Net loss	—	—	—	—	(3,100)	(3,100)
Share-based compensation	62	—	1,818	—	—	1,818
Other comprehensive loss	—	—	—	(22)	—	(22)

Balance, June 30, 2026	11,181	$11	$43,306	$11	$153,049	$196,377

	Six months ended June 30, 2025
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance, December 31, 2024	10,938	$11	$33,136	$180	$176,782	$210,109
Net loss	—	—	—	—	(772)	(772)
Share-based compensation	80	—	1,930	—	—	1,930
Net shares repurchased for employee taxes	(27)	—	(369)	—	—	(369)
Other comprehensive income	—	—	—	59	—	59
Forfeiture of dividends on unvested awards	—	—	—	—	2	2

Balance, March 31, 2025	10,991	$11	$34,697	$239	$176,012	$210,959
Net income	—	—	—	—	2,480	2,480
Share-based compensation	—	—	2,627	—	—	2,627
Net shares repurchased for employee taxes	—	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	(60)	—	(60)

Balance, June 30, 2025	10,991	$11	$37,323	$179	$178,492	$216,005
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
The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2026. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the 2025 Form 10-K.
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
Advertising Expense - The costs of advertising efforts are expensed as incurred. They are recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Advertising expense, excluding agency fees, for the three months ended June 30, 2026 and 2025 amounted to $0.2 million and $1.6 million, respectively. Advertising expense, excluding agency fees, for the six months ended June 30, 2026 and 2025 amounted to $0.4 million and $6.2 million, respectively.
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

Provision for Income Taxes - The Company computes its income tax provision for interim periods in accordance with Accounting Standards Codification 740. For interim periods during the year ended December 31, 2025, the Company calculated an annual effective tax rate and applied that rate to year-to-date ordinary income or loss to calculate its quarterly income tax provision (“AETR Approach”). Due to the existence of a full valuation allowance against its deferred tax assets recorded as of December 31, 2025, the Company did not apply the AETR Approach for the period ending June 30, 2026 or for the quarters within that period. Instead, the Company calculated income tax expense for the interim period based on actual results for the quarter. As a result, the Company’s income tax provision for the three months ending June 30, 2026, reflects discrete items, primarily state income taxes. Income tax expense for the three months ended June 30, 2026, was $0.1 million, an effective rate of negative 3.6%, as compared to $0.4 million, an effective tax rate of 13.7%, for the three months ended June 30, 2025. The decrease in the effective tax rate was primarily driven by the increased loss incurred in the June 30, 2026, period and the valuation allowance on the net deferred tax assets. For the six months ended June 30, 2026, the Company recorded $0.3 million in income tax expense, an effective tax rate of negative 5.9%, as compared to $1.7 million, an effective tax rate of 49.8%, for six months ended June 30, 2025. The decrease in the effective tax rate was primarily driven by the increased loss incurred in the six months ended June 30, 2026, period and the valuation allowance on the net deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets and the need for a valuation allowance on a quarterly basis. Should the valuation allowance be released in whole or in part, the Company expects to return to applying an estimated annual effective tax rate in future interim periods.
Accounting Pronouncements - Adopted in 2026
The Company has not adopted any new accounting standards during the six months ended June 30, 2026.
Recently Issued Accounting Pronouncements - Pending Adoption
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2024-03—Disaggregation of Income Statement Expenses (“ASU 2024-03”) to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements.
In September 2025, the FASB issued Accounting Standards Update 2025-06— Internal-Use Software (Subtopic 250-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”) to increase the operability of the recognition guidance considering different methods of software development. ASU 2025-06 is effective for public business entities for annual periods beginning after December 15, 2027. The amendments can be adopted on a prospective, modified, or retrospective basis. Entities are permitted to early adopt the standard. The Company did not early adopt prior to or during the current reporting period. The Company is currently evaluating the impact of adopting the ASU 2025-06 on its consolidated financial statements.
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
Inventories consisted of the following (in thousands):

	June 30, 2026	December 31, 2025

Raw materials	$6,257	$4,915
Packaging	1,584	1,654
Non-food finished goods	796	1,216
Finished goods	15,879	16,785
Allowance for obsolete inventory	(3,335)	(4,342)
Total	$21,181	$20,228
3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Numerator:
Net income (loss)	$(3,100)	$2,480	$(5,222)	$1,708

Denominator:
Weighted average shares of common stock outstanding	11,135	10,991	11,071	10,970
Effect of dilutive common stock equivalents	—	69	—	75
Weighted average shares of common stock outstanding	11,135	11,060	11,071	11,045

Earnings (loss) per share - basic	$(0.28)	$0.23	$(0.47)	$0.16

Earnings (loss) per share - diluted	$(0.28)	$0.22	$(0.47)	$0.15
The Company was in a loss position for the three and six months ended June 30, 2026, and as such, all equity awards were antidilutive for those periods. If the Company were not in a loss position, the calculation of diluted EPS would have included the effect of dilutive common stock equivalents of 344 thousand and 251 thousand, and would have excluded 342 thousand and 132 thousand antidilutive restricted stock awards for three and six months ended June 30, 2026, respectively. The calculation of diluted EPS excluded 402 thousand and 375 thousand antidilutive restricted stock awards for the three and six months ended June 30, 2025, respectively. EPS is computed independently for each of the periods presented above, and accordingly, the sum of the quarterly earnings per share may not equal the year-to-date total computed.
4. SHARE-BASED COMPENSATION
Stock Options
The Company has granted non-qualified and incentive stock options to employees under the Amended and Restated 2012 Share Incentive Plan (the “2012 Plan”). The fair values of these options were estimated on the grant dates using the Black-Scholes option pricing model, which required estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of June 30, 2026, generally vested over a period of 3 years and expire 10 years from the date of grant. The exercise price of these options is $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term was calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponded to the expected term of the option. The expected volatility was based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield was computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the six months ended June 30, 2026 and 2025, the Company did not grant stock options.
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
As of June 30, 2026, the weighted-average remaining contractual life for both the outstanding stock options and exercisable stock options was 1.6 years with an aggregate intrinsic value of $0. There was no unrecognized compensation on the awards for the periods ended June 30, 2026 and 2025. There were no stock options exercised for the six months ended June 30, 2026 and 2025. For the six months ended June 2026 and 2025, the Company received no cash proceeds from the exercise of stock options.
Restricted Stock
The Company has granted restricted stock under the 2012 Plan to employees and non-employee directors generally with vesting terms up to 3 years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period.
The following table summarizes our restricted stock activity (in thousands, except per share data):

	Six months ended June 30,
	2026		2025
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of period	677	$24.76	279	$57.21
Granted	490	10.19	533	13.75
Vested	(257)	29.61	(80)	67.29
Forfeited	(68)	14.59	(10)	19.42
Outstanding at end of the period	842	$15.62	722	$24.53
The Company withheld approximately 76 thousand shares and 27 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the six months ended June 30, 2026 and 2025, respectively. The total fair value of restricted stock awards vested during the six months ended June 30, 2026 and 2025 was $2.6 million and $1.1 million, respectively.
Market and Performance-based Share Awards
The Company has granted market and performance-based share awards in 2023, and 2025, and performance-based share awards in 2024 and 2026 under the 2012 Plan to certain key executives who were granted deferred shares and may earn between 0% and 210% of the target number depending upon both the Company’s total stockholder return (“TSR”), for those with market conditions, and the Company’s performance against predetermined performance goals over a three-year performance period after the date of grant. Market and performance-based share awards that are tied to the Company’s TSR are valued using the Monte Carlo method and are recognized ratably as expense over the award’s performance period. The fair value of the performance-based share awards is equal to the market price of the Company’s common stock on the date of grant adjusted by the expected level of achievement over the performance period. Expense for performance-based share awards is amortized ratably over the performance period. In the event that management determines that the Company will not reach the lower threshold of the predetermined performance goals established in the grant agreement, any previously recognized expense is reversed in the period in which such a determination is made.

The total fair value of market and performance-based share awards issued during the six months ended June 30, 2026 was $0.2 million. The Company withheld approximately 8 thousand shares for the six months ended June 30, 2026 to cover minimum tax liability withholding obligations upon the issuance of shares of market and performance-based share awards. No market and performance-based share awards were issued during the six months ended June 30, 2025, as a result of the market and performance-based share awards granted in March of 2022 not reaching the lower threshold of the predetermined performance goals.
Share-based compensation expense is recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Operations (Unaudited). The total expense during the three months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three months ended June 30,
	2026		2025
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	864	$1,371	744	$1,644
Performance-based share awards granted in 2026	173	147	—	—
Market and performance-based share awards granted in 2025	275	257	319	434
Performance-based share awards granted in 2024	35	43	117	371
Market and performance-based share awards granted in 2023	—	—	47	178
Total share-based compensation	1,347	$1,818	1,227	$2,627
The total expense during the six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Six months ended June 30,
	2026		2025
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	864	$2,734	744	$2,998
Performance-based share awards granted in 2026	173	161	—	$—
Market and performance-based share awards granted in 2025	275	662	319	468
Performance-based share awards granted in 2024	35	157	117	737
Market and performance-based share awards granted in 2023	—	—	47	354
Total share-based compensation	1,347	$3,714	1,227	$4,557
The total income tax benefit recognized in the accompanying Condensed Consolidated Statements of Operations (Unaudited) for restricted stock awards was $0.1 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and income tax expense of $0.5 million and of $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

There was $8.1 million of total unrecognized compensation expense related to restricted stock awards as of June 30, 2026, which is expected to be recognized over a weighted-average period of 1.9 years. There was $3.9 million of unrecognized compensation expense related to the 275 thousand market and performance-based shares and 208 thousand performance-based shares presented in the table above as of June 30, 2026, which is expected to be recognized over a weighted-average period of 1.8 years.

5. LEASES
Operating Leases
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases for the six months ended June 30, 2026 and 2025.
Our leases relating to office and warehouse space have lease terms of 87 months to 125 months. Our leases relating to equipment have lease terms of 36 months, with certain of them having automatic renewal clauses.
The Company’s warehouse agreements also contain non-lease components, in the form of payments towards variable logistics services and labor charges, which the Company is obligated to pay based on the services consumed by it. Such amounts are not included in the measurement of the lease liability but are recognized as expenses when they are incurred.
The operating lease expense was $1.3 million and $1.2 million for the three months ended June 30, 2026 and 2025, and $2.6 million and $2.5 million for the six months ended June 30, 2026 and 2025.

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Six months ended June 30,
	2026	2025

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$2,884	$3,215

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$19,370	$—
As of June 30, 2026, the weighted average remaining lease term was 5 years, 4 months and the weighted average discount rate was 4.60%.
The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2026 (in thousands):

2026 (excluding the six months ended June 30, 2026)	$3,077
2027	6,548
2028	6,782
2029	4,546
2030	4,208
Thereafter	6,357
Total lease payments	$31,518
Less: Imputed interest	(3,900)
Total	$27,618
During the three months ended June 30, 2026, the Company executed an amendment to extend the lease and reduce the square footage for our distribution facility located at 2000 Rock Glenn Boulevard, Havre De Grace, Maryland 21078 with a term of 5 years (the “HdG Lease”). The amendment to the HdG Lease commenced in June 2026, at which time the Company remeasured its right-of-use asset and corresponding lease liability by $12.5 million and $12.7 million, respectively. The future minimum lease commitments related to the HdG Lease are included in the table above.
During the six months ended June 30, 2026, the Company’s lease commenced for a new headquarters office space in 1501 South Clinton Street, Baltimore, Maryland 21224, with a lease term of 8 years and 7 months. The Company recorded an initial right-of-use asset and corresponding lease liability of $6.8 million during the period ended March 31, 2026. The Company did not renew its office space lease in 100 International Drive, Baltimore, Maryland 21202 which expired in February 2026. The future minimum lease commitments related to this lease are included in the table above.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	June 30, 2026	December 31, 2025

Foreign currency translation	$3	$3
Unrealized net gains on investment securities	8	231
Accumulated other comprehensive income	$11	$234
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
The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	June 30, 2026
	Cost	Unrealized Gains (Losses)	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$50,764	$—	$—	$50,764	$50,764	$—

Level 1:
Money market accounts	21,146	—	—	21,146	21,146	—
Government & agency securities	42,488	71	71	42,630	—	42,630
	63,634	71	71	63,776	21,146	42,630

Level 2:
Corporate bonds	54,827	(61)	515	55,281	—	55,281

Total	$169,225	$10	$586	$169,821	$71,910	$97,911

	December 31, 2025
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$50,187	$—	$—	$50,187	$50,187	$—

Level 1:
Money market accounts	39,116	—	—	39,116	39,116	—
Government & agency securities	23,247	111	80	23,438	—	23,438
	62,363	111	80	62,554	39,116	23,438

Level 2:
Corporate bonds	53,801	198	533	54,532	—	54,532

Total	$166,351	$309	$613	$167,273	$89,303	$77,970

The Company had $11 thousand realized losses and $2.7 million realized gains for the three months ended June 30, 2026 and 2025, respectively. The Company had $14 thousand and $3.3 million realized gains for the six months ended June 30, 2026 and 2025, respectively.
During the fourth quarter of 2023, the Company entered into an agreement with LifeMD, Inc, (Nasdaq: LFMD), a leading provider of virtual primary care, to purchase shares of common stock of LifeMD for $10 million. The 180-day lock-up period expired on June 8, 2024, and the registration process was completed, effective July 18, 2024. During the second quarter of 2025, the Company sold all of its holdings in LifeMD common stock. Prior to the sale, the fair value of the investment was recorded within an equity securities caption in the table above. The net proceeds received from the sale were recorded within cash and cash equivalents of the Condensed Consolidated Balance Sheets. The gains related to the Company’s LifeMD investment for the three and six months ended June 30, 2026 and 2025 are summarized in the table below (in thousands):

	Three months ended June 30,
	2026	2025

Net gains recognized during the period on equity securities	$—	$2,622
Less: Net gains recognized on equity securities sold	—	2,622
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$—	$—

	Six months ended June 30,
	2026	2025

Net gains recognized during the period on equity securities	$—	$3,222
Less: Net gains recognized on equity securities sold	—	3,222
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$—	$—

8. SEGMENT REPORTING

The Company has one reportable segment: OPTAVIA. Subsequent to the quarter ended June 30, 2026, the Company rebranded its OPTAVIA business to Trilivy. This segment will be shown as “Trilivy” in subsequent quarterly and annual filings. The segment derives revenues from clients through the sale of products which are shipped directly to clients. Our coaches help clients adopt healthy habits and learn the benefits of our products. The accounting policies of the Company's single segment are the same as those described in the Company's Significant Accounting Policies.

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

The following table presents the OPTAVIA segment's revenue, significant segment expenses, and segment net income (loss) for the three months ended June 30, 2026 and 2025, respectively:

	June 30, 2026	June 30, 2025
Revenue	$76,384	$105,555
Less:
Cost of sales	22,988	28,911
Selling, marketing, and after sales support	34,739	50,485
Distribution	4,496	5,305
Technology	8,574	10,566
Administrative and corporate support functions	8,096	8,685
Equity compensation	1,818	2,669
Other income (1)	(1,336)	(3,941)
Provision for income taxes	109	395
Segment net income (loss)	$(3,100)	$2,480

Reconciliation of profit or loss
Adjustments and reconciling items	—	—

Consolidated net income (loss)	$(3,100)	$2,480
(1) Other loss income included within Segment net income (loss) includes interest income, interest expense, and gains and losses on LifeMD common stock.
Segment depreciation expense of property, plant, and equipment for the three months ended June 30, 2026 and 2025 was $2.6 million and $3.1 million, respectively. Segment additions of property, plant, and equipment for the three months ended June 30, 2026, and 2025 were $1.0 million and $1.4 million, respectively.
The following table presents the OPTAVIA segment's revenue, significant segment expenses, and segment net income for the six months ended June 30, 2026 and 2025, respectively:

	June 30, 2026	June 30, 2025
Revenue	$152,428	$221,283
Less:
Cost of sales	47,276	60,395
Selling, marketing, and after sales support	69,420	110,340
Distribution	7,949	9,831
Technology	17,886	21,608
Administrative and corporate support functions	13,805	16,667
Equity compensation	3,714	4,771
Other income (1)	(2,690)	(5,730)
Provision for income taxes	290	1,693
Segment net income (loss)	$(5,222)	$1,708

Reconciliation of profit or loss
Adjustments and reconciling items	—	—

Consolidated net income (loss)	$(5,222)	$1,708
(1) Other income included within Segment net income includes interest income, interest expense, and gains and losses on LifeMD common stock.
Segment depreciation expense of property, plant, and equipment for the six months ended June 30, 2026 and 2025 was $5.3 million and $5.4 million, respectively. Segment additions of property, plant, and equipment for the six months ended June 30, 2026 and 2025 were $2.1 million and $2.9 million, respectively.
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
Overview
Medifast, Inc. (“Medifast,” the “Company,” “we” or “us”) is the health and wellness company known for its science-backed, comprehensive metabolic health system. In October 2025, Medifast announced its strategic transformation, unveiling its focus on holistic metabolic health. The Company started 2026 by moving from transformation to execution, leveraging its extensive experience in structured weight loss coupled with recent scientific research and enhanced product offerings to address the needs of a broader metabolic health market. In July 2026, Medifast announced the launch of Trilivy, a comprehensive metabolic health system uniquely designed to support healthy lifestyle change. The transition from OPTAVIA® to a new brand with the launch of Trilivy represents an evolution of the company’s vision, platform, and purpose, expanding beyond traditional weight loss to address the broader metabolic health challenges impacting more than 90% of U.S. adults today. Medifast’s approach focuses on addressing the root cause of metabolic dysfunction. This strategic shift targets a larger and what is believed to be a more sustainable market, focusing on a long-term growth strategy intended to guide the Company over the next decade by aligning science, products, and coaching with increasing demand for new solutions as awareness of metabolic dysfunction grows.
This growth strategy will initially be focused on improving coach productivity and expanding our coach network. We operate a well-capitalized business with a powerful lifestyle solution and a business model that has impacted over 3 million lives and, for the quarter ended June 30, 2026, had a network of approximately 11,700 active earning independent coaches. Medifast stands at the forefront of evidence-based wellness solutions, and its coach-first model creates significant opportunities for coaches’ individual businesses. This is designed to create a “flywheel effect” as new clients join, driving coach productivity, which in turn attracts new active earning coaches, leading to even more new clients and further productivity.
The Company offers a simple, yet comprehensive approach to achieving optimal metabolic health and well-being by empowering individuals to make lasting changes. Through the dedicated support of our coaches, approximately 90% of whom were clients first, our clients are guided through every step of their wellness journey.
Our scientifically developed products and habit creation framework, reinforced by coaches and community support, provide proven health benefits and serve as a promising foundation to develop a comprehensive metabolic health system. We continuously innovate and build upon our scientific and clinical heritage to fulfill our mission of lifelong transformation, through metabolic science and human connectionTM. Coaches provide unparalleled support along with community, nutrition, and healthy habits. In a world where health and well-being can often be a difficult and solitary journey, our comprehensive system offers intensely personalized support to individuals seeking to transform their health. The goal of this holistic approach is to empower people to master their metabolic health and improve body composition, beginning with a quality weight loss journey and offering the flexibility to achieve it on their own terms. At the heart of the metabolic health system is a powerful three-part delivery model that helps individuals build healthier habits, unlock their potential and achieve optimal metabolic health:
Independent Coaches & Community: Coaches provide individualized support and guidance to clients on their path to optimal metabolic health and well-being and a community of like-minded individuals offer real-time connection and support.
The Habits of Health Transformational System: A proprietary system that provides easy steps toward a sustainable healthy lifestyle.
Science & Products: Clinically proven plans and scientifically developed products, backed by dietitians, scientists, and physicians.
In October 2025, the Company introduced Metabolic Synchronization® — a breakthrough science that reverses metabolic dysfunction through a targeted reset of the body’s metabolism. Research demonstrates that the Company's comprehensive system improves metabolic health by activating strong and targeted fat burn (i.e., by reducing bad visceral fat), preserving lean mass, and protecting muscle.1 This approach results in healthy, quality weight loss that extends beyond the scale, ultimately empowering individuals to achieve their health goals.
Metabolic health, often misunderstood or overlooked, refers to the body’s ability to efficiently convert food into energy and regulate critical bodily functions. Metabolic dysfunction is a state that can often go unnoticed, placing strain on the body’s metabolic processes and potentially leading to serious health challenges.
Science has always been integral to Medifast’s identity. Through ongoing research and compelling data that elevate the science behind the Company’s plans and innovative products, the Company is energizing its coach community to empower individuals to take control of their metabolic health. In July 2026, the company introduced the Trilivy Reset Fueling line, enhanced with MetaVantage Technology™, which further supports metabolic health by helping reduce waist circumference while also supporting normal fat metabolism and healthy insulin function.2 We expect to bring the updated product line fully to market this quarter. These upcoming innovations are expected to further strengthen the Company’s offerings to help clients achieve optimal metabolic health.
1 In a clinical study, individuals on the Company's 5 & 1 Plan experienced a reduction of 14% visceral fat and 98% of lean mass was retained at 16 weeks. Arterburn, L.M., C.D. Coleman, J. Kiel, et al. Randomized controlled trial assessing two commercial weight loss programs in adults with overweight or obesity. Obes Sci Pract 2019; 5/1: 3-14.
2 Pedret, A., R.M. Valls, L. Calderon-Perez, et al. Effects of daily consumption of the probiotic Bifidobacterium animalis subsp. lactis CECT 8145 on anthropometric adiposity biomarkers in abdominally obese subjects: a randomized controlled trial. Int J Obes (Lond). 2019;43(9):1863- 1868. doi: 10.1038/s41366-018-0220-0.

While GLP-1 medication usage continues to accelerate, medication alone may not be adequate for achieving sustainable, long-term health outcomes without the integration of comprehensive lifestyle modifications, nutritional guidance, and behavioral support. Recent research indicates that approximately one-third of users discontinue the medication after six months, and up to 74% stop after a year.3 Furthermore, studies show that two-thirds of weight lost on GLP-1 medications is typically regained within 12 months of stopping treatment, with cardiometabolic benefits often reversing as well.4 GLP-1 medications can be effective tools, but lasting results require more than just medication—they demand holistic behavior change.
The need for change extends beyond the obesity epidemic, as over 90% of Americans are metabolically unhealthy,5 impacting biomarkers of poor health, energy regulation, and weight management. Healthy, quality weight loss that prioritizes burning fat while preserving muscle is essential for improving metabolic health but it demands commitment, consistency, and support. Given that GLP-1 medications are shown to be most effective when combined with lifestyle changes, we see strong alignment with our expertise in helping people create durable habits through coach-supported, behavior-based systems. Our experience in guiding individuals towards change through habit-based systems, supported by a coach, is highly compatible with the demonstrated effectiveness of these medications when paired with lifestyle modifications.
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
Finding new clients and reactivating former clients remains an important area of focus for our business and our coaches. We believe our coach-based model is scalable, drives both client success and growth, and represents a key competitive advantage. The coaching model is anchored on clients’ needs, helping place them into supportive and energized health and wellness communities that share similar challenges and goals. With a coach, clients successfully lost 10 times more weight and 17 times more fat than those attempting to lose weight on their own.6 Coaches deliver highly tailored and personalized support and motivation, sharing their passion for healthy living and lifestyle transformation. Despite their diverse geographies and backgrounds, our coaches form a tight-knit community that supports, encourages, and inspires one another.
Our coaches are independent contractors, not employees, who support clients and market our products and services to friends, family, and other people in their communities, primarily through word-of-mouth, email, and social media channels including Facebook, Instagram, X (formerly known as Twitter), and video conferencing platforms. Products are shipped directly to clients; coaches do not handle or deliver products. This model enables our coaches to focus on client support and encouragement without having to manage inventory and allows them to maintain an arms-length transactional relationship. We provide economic incentives designed to support long-term coach success, which we believe contributes to their financial wellness, and offers the opportunity to improve their personal finances while elevating the health trajectories of those they support.7
In the third quarter of 2026, the Company launched a new compensation plan along with a new coach-developed Trilivy Coach Hub training platform for coaches. The new compensation plan and training platform are designed to develop and duplicate highly successful coaches, which has historically been a significant driver of growth. The new compensation plan emphasizes progressive business building behaviors and rewards, designed to be easily adoptable by new and experienced coaches alike. It prioritizes leading indicators of success, not just outcomes or ranking. The compensation plan and training platform together provide a structured approach for coaches to maximize their potential, improve their leadership skills, expand their reach, and achieve recognition for their progress. We expect that simplifying the fundamentals of our products and programs, and also the way we talk about them, will increase client acquisition and the conversion of clients into new coaches.
Medifast continues to invest strategically in tools, programs, and educational resources to support our coaches - the Company’s most effective client acquisition engine. In July 2025, we rolled out Premier+, a refreshed auto-ship program that offers a new tiered pricing discount on monthly orders, reduces list pricing on several popular products, and provides a more reliable and
3 Grosicki et al. Diabetes Obes Metab. 2025; https://pubmed.ncbi.nlm.nih.gov/39743934/
4 Wilding, et al; STEP 1 Study Group. Diabetes Obes Metab. 2022; https://pubmed.ncbi.nlm.nih.gov/35441470/
5 O’Hearn M et al. Trends and Disparities in Cardiometabolic Health Among U.S. Adults, 1999-2018. J Am Coll Cardiol. 2022; 80(2):138-151. doi:10.1016/j.jacc.2022.04.046
6 In a clinical study, the group on the OPTAVIA 5 & 1 Plan using a coach lost 17x more fat than the self-directed control group
7 OPTAVIA makes no guarantee of financial success. Success with OPTAVIA results from successful sales efforts, which require hard work, diligence, skill, persistence, competence, and leadership. Please see the OPTAVIA Income Disclosure Statement (http://bit.ly/4lFIPRP) for statistics on actual earnings of Coaches.

predictable compensation structure for coaches. These enhancements were designed to make client acquisition and retention easier for our coaches.
In July 2026, we also launched the Medifast Metabolic Health Institute (the “Institute”), with a mission to advance metabolic health through rigorous research and credible, evidence-based education. The Institute is led by recognized experts, including a dedicated Scientific Advisory Board, backed by teams with more than 390 years of collective professional experience. It’s goal is to organize the company’s work across research, product development, scientific communications, and education into one central location, establishing Medifast as a key player in this space.
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
Like many product-focused companies, we are exposed to market risks from changes in commodity, or other raw material prices. An inflationary economy could impact our cost structure and put pressure on consumer spending. Increases in commodity prices, food costs, or tariffs could affect the global and U.S. economies and could also adversely impact our business, financial condition, or results of operations. Additionally, changes in tariff regulations, particularly those involving trade between the United States and key global markets, may affect the cost and availability of certain raw materials. While the full impact of potential tariff policy changes remains uncertain, we remain attentive to policy developments, and we may reassess our supply chain and investment strategies in response to further volatility in the trade environment.
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
Competition
The metabolic health and weight loss industry is very competitive and encompasses a multitude of metabolic health and weight loss products and programs. These include a wide variety of commercial metabolic health and weight loss programs, medications, pharmaceutical products, surgical interventions, books, self-help diets, dietary meal replacements, protein-fortified consumables, and appetite suppressants as well as digital tools, app-based health and wellness monitoring solutions, and wearable trackers. The metabolic health and weight loss market is served by a diverse array of competitors. Potential clients seeking to manage their metabolic health or weight can turn to traditional center-based competitors, online diet-oriented sites, self-directed dieting and self-administered products such as prescription medications, over-the-counter medications and supplements, as well as medically supervised programs. Medical weight loss solutions, such as GLP-1 medications, have become an increasingly key component of the overall health and wellness ecosystem, and the recent surging acceptance and popularity of these weight loss medications serve as another major competitor, as these products have prompted a huge change in the way that consumers think about weight loss and lifestyle modification solutions in general. We recognize that these weight loss medications have attracted significant attention from the market and pose a threat to our interactions with our traditional client base. Importantly, the efficacy claims of GLP-1 medications for weight loss are based specifically on their incorporation of lifestyle changes that include a reduced calorie diet and increased physical activity. As a result, under

Medifast’s offerings, weight loss medications can be an important element that fits into the overall tailored lifestyle plans that also include coaching, community support, nutritionally balanced meals, and exercise.
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
•Promotes a unified Habits of Health training system that aligns its coach leaders around a common mission of lifelong transformation, through metabolic science and human connection.
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
Medifast has perfected our model over the last 45 years, with habits, coaches, and community at the core, and we will continue to innovate as the industry evolves.
Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the 2025 Form 10-K. There were no significant changes in our critical estimates or policies during the first six months of 2026.
Overview of Results of Operations
Our product sales accounted for approximately 96% of our revenues for the three months ended June 30, 2026 and 2025, respectively, and approximately 96% and 97% for the six months ended June 30, 2026 and 2025, respectively.
The following tables reflect our statements of operations (in thousands, except percentages):

	Three months ended June 30,
	2026	2025	$ Change	% Change

Revenue	$76,384	$105,555	$(29,171)	(27.6)%
Cost of sales	22,988	28,911	(5,923)	(20.5)%
Gross profit	53,396	76,644	(23,248)	(30.3)%

Selling, general, and administrative	57,723	77,710	(19,987)	(25.7)%

Loss from operations	(4,327)	(1,066)	(3,261)	(305.9)%

Other income
Interest income	1,347	1,369	(22)	(1.6)%
Other income (expense)	(11)	2,572	(2,583)	(100.4)%
	1,336	3,941	(2,605)	(66.1)%

Income (loss) before provision for income taxes	(2,991)	2,875	(5,866)	(204.0)%

Provision for income taxes	109	395	(286)	(72.4)%

Net income (loss)	$(3,100)	$2,480	$(5,580)	(225.0)%

% of revenue
Gross profit	69.9%	72.6%
Selling, general, and administrative costs	75.6%	73.6%
Loss from operations	(5.7)%	(1.0)%

	Six months ended June 30,
	2026	2025	$ Change	% Change

Revenue	$152,428	$221,283	$(68,855)	(31.1)%
Cost of sales	47,276	60,395	(13,119)	(21.7)%
Gross profit	105,152	160,888	(55,736)	(34.6)%

Selling, general, and administrative	112,774	163,217	(50,443)	(30.9)%

Loss from operations	(7,622)	(2,329)	(5,293)	(227.3)%

Other income
Interest income	2,726	2,671	55	2.1%
Other income (expense)	(36)	3,059	(3,095)	(101.2)%
	2,690	5,730	(3,040)	(53.1)%

Income (loss) before provision for income taxes	(4,932)	3,401	(8,333)	(245.0)%

Provision for income taxes	290	1,693	(1,403)	(82.9)%

Net income (loss)	$(5,222)	$1,708	$(6,930)	(405.7)%

% of revenue
Gross profit	69.0%	72.7%
Selling, general, and administrative costs	74.0%	73.8%
Loss from operations	(5.0)%	(1.1)%

Revenue: Revenue decreased $29.2 million, or 27.6%, to $76.4 million for the three months ended June 30, 2026 from $105.6 million for the three months ended June 30, 2025. The decline in revenue for the three months ended June 30, 2026 was primarily driven by a decrease in the number of active earning coaches to 11,700 for the three months ended June 30, 2026 from 22,800 for the three months ended June 30, 2025. Revenue decreased $68.9 million, or 31.1%, to $152.4 million for the six months ended June 30, 2026 from $221.3 million for the six months ended June 30, 2025. The decline in revenue for the six months ended June 30, 2026 was primarily driven by a decrease in the number of active earning coaches. The decrease in active earning coaches, which has been trending downward year-over-year since the first quarter of 2023, was driven by continued pressure with client acquisition reflecting broader challenges in the operating environment, including rapid and continued adoption of GLP-1 medications for weight loss, and prioritizing productive coaches and efficient coach network structures. While the Company continues its transformation to focus on metabolic health, we expect the number of active earning coaches to continue to decline in 2026. The average revenue per active earning coach was $6,529 for the three months ended June 30, 2026, a 41.0% increase compared to $4,630 for the three months ended June 30, 2025. We believe that the increase in revenue per active earning coach for the three months ended June 30, 2026 was driven by greater alignment of our network of coaches, prioritizing productive coaches and efficient coach network structures.
Cost of sales: Cost of sales decreased $5.9 million, or 20.5%, to $23.0 million for the three months ended June 30, 2026 from $28.9 million for the three months ended June 30, 2025. The decrease in cost of sales for the three months ended June 30, 2026 was primarily driven by lower sales volumes. Cost of sales decreased $13.1 million, or 21.7%, to $47.3 million from $60.4 million for the six months ended June 30, 2026. The decrease in cost of sales for the six months ended June 30, 2026 was primarily driven by a $18.0 million decrease attributable to lower volumes, partially offset by $4.7 million attributable to loss of leverage on fixed costs.
Gross profit: Gross profit decreased $23.2 million, or 30.3%, to $53.4 million for the three months ended June 30, 2026 from $76.6 million from the corresponding period in 2025. The decrease in gross profit for the three months ended June 30, 2026 was due to lower revenue, partially offset by lower cost of sales. As a percentage of revenue, gross profit decreased 270 basis points to 69.9% for the three months ended June 30, 2026 from 72.6% for the corresponding period in 2025 primarily due to loss of leverage on fixed costs. Gross profit decreased $55.7 million, or 34.6%, to $105.2 million from $160.9 million for the six months ended June 30, 2025. The decrease in gross profit for the six months ended June 30, 2026 was due to lower revenue, partially offset by lower cost of sales. As a percentage of revenue, gross profit decreased 370 basis points to 69.0% for the six months ended June 30, 2026 from 72.7% for the corresponding period in 2025 primarily due to loss of leverage on fixed costs.
Selling, general, and administrative (“SG&A”): SG&A expenses were $57.7 million for the three months ended June 30, 2026, a decrease of $20.0 million, or 25.7%, as compared to $77.7 million from the corresponding period in 2025. SG&A expenses decreased for the three months ended June 30, 2026 primarily due to a $12.6 million decrease in coach compensation on lower volume and fewer active earning coaches, a $2.3 million decrease in employee salary and benefit expenses, and a $2.0 million decrease in Company-led marketing costs. As a percentage of revenue, SG&A expenses were 75.6% for the three months ended June 30, 2026 as compared to 73.6% for the corresponding period in 2025. SG&A expenses as a percentage of revenue increased for the three months ended June 30, 2026 primarily reflecting approximately 290 basis points associated with loss of leverage on fixed costs and 60 basis points associated with the launch of our new Trilivy Reset product line, partially offset by a 190 basis point reduction related to Company-led marketing. SG&A expenses included research and development costs of $1.1 million for both the three months ended June 30, 2026 and 2025, in connection with the development of new products and plans, and clinical research activities. SG&A expenses were $112.8 million for the six months ended June 30, 2026, a decrease of $50.4 million, or 30.9%, as compared to $163.2 million from the corresponding period in 2025. SG&A expenses decreased for the six months ended June 30, 2026 primarily due to a $28.7 million decrease in coach compensation on lower volume and fewer active earning coaches, a $7.6 million decrease in Company-led marketing costs, a $4.3 million decrease in employee salary and benefit expenses, and a $2.2 million one-time gain on the sale of our Maryland Distribution Center building and land previously classified as held for sale. As a percentage of revenue, SG&A expenses were 74.0% for the six months ended June 30, 2026 as compared to 73.8% for the corresponding period in 2025 primarily reflecting 430 basis points associated to loss of leverage on fixed costs, partially offset by a 340 basis point reduction related to Company-led marketing costs. SG&A expenses included research and development costs of $2.1 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively, in connection with the development of new products and plans, and clinical research activities.
Loss from operations: For the three months ended June 30, 2026, the Company’s loss from operations was $4.3 million as compared to $1.1 million for the corresponding period in 2025, a change of $3.3 million, primarily as a result of decreased gross profit partially offset by decreased SG&A expenses. For the three months ended June 30, 2026 the Company’s loss from operations as a percentage of revenue was 5.7% as compared to 1.0% for the corresponding period in 2025, due to the factors described above impacting gross profit and the factors impacting SG&A expenses. For the six months ended June 30, 2026, the Company’s loss from operations was $7.6 million as compared to $2.3 million for the corresponding period in 2025, a change of $5.3 million, primarily as a result of decreased gross profit and the factors impacting SG&A expenses. Loss from operations as a percentage of revenue was 5.0% for the six months ended June 30, 2026 compared to 1.1% for the corresponding period in 2025 due to the factors above impacting gross profit and the factors impacting SG&A expenses.
Other income: Other income for the three months ended June 30, 2026 was $1.3 million, a decrease of $2.6 million, or 66.1%, as compared to $3.9 million for the corresponding period in 2025. The decrease in other income for the three months ended June 30, 2026 was primarily due to a $2.6 million gain on our investment in LifeMD common stock that occurred during the corresponding period in 2025. The Company sold its investment in LifeMD during the second quarter of 2025. Other income for the six months ended June 30, 2026 was $2.7 million, a decrease of $3.0 million, or 53.1%, as compared to $5.7 million for the corresponding period in 2025. The decrease in other income for the six months ended June 30, 2026 was primarily due to a $3.2 million gain on our investment in LifeMD common stock that occurred during the corresponding period in 2025.
Provision for income taxes: The Company calculates income tax expense for interim periods based on actual results for the quarter. Income tax expense for the three months ended June 30, 2026 was $0.1 million, an effective rate of negative 3.6%, as compared to $0.4 million for the three months ended June 30, 2025, an effective rate of 13.7%. The decrease in the effective tax rate was primarily driven by the increased loss incurred during the three months ended June 30, 2026 and the valuation allowance on the net deferred tax assets. Income tax expense for the six months ended June 30, 2026 was $0.3 million, an effective rate of negative 5.9%, as compared to $1.7 million for the six months ended June 30, 2025, an effective rate of 49.8%. The decrease in the effective tax rate was primarily driven by the increased loss incurred during the six months ended June 30, 2026 and the valuation allowance on the net deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets and the need for a valuation allowance on a quarterly basis. Should the valuation allowance be released in whole or in part, the Company expects to return to applying an estimated annual effective tax rate in future interim periods.
Net income (loss): Net loss was $3.1 million, or $0.28 loss per diluted share for the three months ended June 30, 2026 as compared to net income of $2.5 million, or $0.22 per diluted share, for the three months ended June 30, 2025. Net loss was $5.2 million, or $0.47 per diluted share for the six months ended June 30, 2026, as compared to net income of $1.7 million, or $0.15 per diluted share for the six months ended June 30, 2025. The period-over-period changes were driven by the factors described above.
Liquidity and Capital Resources
The Company had stockholders’ equity of $196.4 million and working capital of $160.5 million at June 30, 2026 as compared with $198.9 million and $158.7 million at December 31, 2025, respectively. The $2.5 million net decrease in stockholders’ equity was primarily driven by a net loss of $5.2 million for the six months ended June 30, 2026, partially offset by $3.7 million for share-based compensation. The Company’s cash, cash equivalents and investment securities increased to $169.8 million at June 30, 2026 from $167.3 million at December 31, 2025.
Net cash provided by operating activities increased by $1.9 million to $2.0 million for the six months ended June 30, 2026 from less than $0.1 million for the six months ended June 30, 2025 primarily driven by a $14.9 million increase attributable to accounts payable and accrued expenses and a $5.9 million increase from income taxes, partially offset by a $13.2 million decrease related to changes in inventory balances and a $6.9 million decrease in net income.
Net cash used in investing activities was $18.4 million for the six months ended June 30, 2026 as compared to net cash provided by investing activities of $11.3 million for the six months ended June 30, 2025. The increase in net cash used in investment activities was primarily driven by $34.1 million net increase in investments resulting from the use of proceeds from debt securities previously classified as cash to purchase debt securities classified as investments, partially offset by $3.6 million of proceeds from the sale of the Company’s Maryland Distribution Center building and land.
Net cash used in financing activities increased by $0.4 million to $1.0 million for the six months ended June 30, 2026 from $0.6 million for the six months ended June 30, 2025. This increase was primarily due to a $0.4 million increase in net shares repurchased for employee taxes.
In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements in both the short term and the long term, if any, to be funded from operating cash flow, and financing activities as warranted by management’s investment and leverage strategies.
The Company is currently investing in new growth initiatives which we believe have the potential to impact liquidity in future periods. The Company’s current growth initiatives, including its transformation to focus on metabolic health, engaging, developing, and empowering new coaches, and developing updated product formulations under the Trilivy brand, are not expected to require any material contractual commitments or capital expenditures in future periods. Since the future costs of these endeavors are variable in nature and will be scaled at the discretion of management, we do not believe there is any significant impact on our liquidity or capital resources.
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
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment in money market securities, government and agency securities, and corporate bonds. Other than for strategic investments, its current investment policy is to maintain an investment portfolio consisting of corporate bonds and U.S. money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at June 30, 2026, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments. There were no material changes in the Company’s market risk exposure related to changes in interest rates and market pricing impacting our investments from the year ended December 31, 2025.
Item 4. Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Act, as amended, as of June 30, 2026. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2026	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	—	—	—	1,323,568
May 1 - May 31	—	—	—	1,323,568
Jun 1- Jun 30	—	—	—	1,323,568
(1)This column includes shares of the Company’s common stock that were surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock and performance-based share awards previously granted to such employees and directors, when such transactions occur.
(2)At the outset of the quarter ended June 30, 2026, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the stock repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
As of June 30, 2026, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, Chairman of the Board, Daniel R. Chard, adopted a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). The arrangement was entered into on May 8, 2026, and provides for the sale of up to 19,089 shares of the Company’s common stock, par value $0.001 per share. beginning September 28, 2026 and concluding September 29, 2026, subject to the terms of the arrangement.
No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the three months ended June 30, 2026.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 Current Report on Form 8-K (File No. 001-31573) filed on December 4, 2019).

10.1	Medifast, Inc. Amended and Restated 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573 filed on May 26, 2026).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed August 3, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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
Medifast, Inc.

By:	/s/ NICHOLAS M. JOHNSON
Nicholas M. Johnson
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 3, 2026

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 3, 2026