Form 10-Q
period 2026-09-30
MEDIFAST INC
filed 2026-10-26
CIK 910329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
The number of shares of the registrant’s common stock outstanding at October 19, 2026 was 11,182,597.

1

Medifast, Inc. and Subsidiaries

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenue	$72,048	$89,409	$224,476	$310,692
Cost of sales	22,008	27,250	69,284	87,645
Gross profit	50,040	62,159	155,192	223,047

Selling, general, and administrative	69,398	66,240	182,172	229,457

Loss from operations	(19,358)	(4,081)	(26,980)	(6,410)

Other income
Interest income	1,508	1,426	4,233	4,096
Other income (expense)	15	(2)	(21)	3,057
	1,523	1,424	4,212	7,153

Income (loss) before provision for income taxes	(17,835)	(2,657)	(22,768)	743

Provision (benefit) for income taxes	(324)	(396)	(35)	1,296

Net loss	$(17,511)	$(2,261)	$(22,733)	$(553)

Loss per share - basic	$(1.57)	$(0.21)	$(2.05)	$(0.05)

Loss per share - diluted	$(1.57)	$(0.21)	$(2.05)	$(0.05)

Weighted average shares outstanding
Basic	11,181	10,991	11,108	10,977
Diluted	11,181	10,991	11,108	10,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(U.S. dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net loss	$(17,511)	$(2,261)	$(22,733)	$(553)

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on investment securities	(428)	41	(651)	40

Comprehensive loss	$(17,939)	$(2,220)	$(23,384)	$(513)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. dollars in thousands, except par value)

	September 30, 2026	December 31, 2025

ASSETS
Current Assets
Cash and cash equivalents	$58,372	$89,303
Inventories, net	21,202	20,228
Investments	114,162	77,970
Income taxes, prepaid	4,171	5,116
Prepaid expenses and other current assets	4,028	9,066
Total current assets	201,935	201,683

Property, plant and equipment, net of accumulated depreciation	13,245	31,230
Right-of-use assets	19,498	7,232
Other assets	5,085	7,828

TOTAL ASSETS	$239,763	$247,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$38,801	$38,359
Current lease obligations	3,075	4,603
Total current liabilities	41,876	42,962

Lease obligations, net of current lease obligations	17,610	6,091
Total liabilities	59,486	49,053

Stockholders' Equity
Common stock, par value $0.001 per share: 20,000 shares authorized;
11,183 and 10,991 issued and outstanding
at September 30, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	45,145	40,406
Accumulated other comprehensive income (loss)	(417)	234
Retained earnings	135,538	158,269
Total stockholders' equity	180,277	198,920

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$239,763	$247,973
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in thousands)

	Nine months ended September 30,
	2026	2025

Operating Activities
Net loss	$(22,733)	$(553)
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	9,292	10,777
Non-cash lease expense	3,496	3,459
Share-based compensation	5,564	5,467
Gain on sale of assets held for sale	(2,184)	—
Loss on disposal of property, plant and equipment	425	1,001
Realized gain on sale of investment securities	(27)	(3,303)
Amortization of discount on investment securities	(464)	(515)
Deferred income taxes	—	(648)
Unrealized gain on equity investment securities	—	(14)
Non-cash restructuring charges, excluding share-based compensation	10,832	—
Change in operating assets and liabilities:
Inventories	(974)	19,216
Prepaid expenses and other current assets	3,585	2,818
Other assets	356	(169)
Accounts payable and accrued expenses	(2,941)	(19,610)
Income taxes	1,025	(5,785)
Net cash flow provided by operating activities	5,252	12,141

Investing Activities
Purchase of investment securities	(151,050)	(51,495)
Proceeds from sale and maturities of investment securities	114,717	52,780
Proceeds from sale of assets held for sale, net of costs to sell	3,637	—
Purchase of property and equipment	(2,492)	(4,263)
Net cash flow used in investing activities	(35,188)	(2,978)

Financing Activities
Net shares repurchased for employee taxes	(825)	(370)
Cash dividends paid to stockholders	(170)	(195)
Net cash flow used in financing activities	(995)	(565)

Increase (decrease) in cash and cash equivalents	(30,931)	8,598
Cash and cash equivalents - beginning of the period	89,303	90,928
Cash and cash equivalents - end of period	$58,372	$99,526

Supplemental disclosure of cash flow information:
Income taxes paid	$223	$10,016
Dividends included in accounts payable and accrued expenses	$74	$441
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIFAST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. dollars in thousands)

	Nine months ended September 30, 2026
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance, December 31, 2025	10,991	$11	$40,406	$234	$158,269	$198,920
Net loss	—	—	—	—	(2,122)	(2,122)
Share-based compensation	212	—	1,896	—	—	1,896
Net shares repurchased for employee taxes	(84)	—	(814)	—	—	(814)
Other comprehensive loss	—	—	—	(201)	—	(201)
Forfeiture of dividends on unvested awards	—	—	—	—	2	2

Balance, March 31, 2026	11,119	$11	$41,488	$33	$156,149	$197,681
Net loss	—	—	—	—	(3,100)	(3,100)
Share-based compensation	62	—	1,818	—	—	1,818
Other comprehensive loss	—	—	—	(22)	—	(22)

Balance, June 30, 2026	11,181	$11	$43,306	$11	$153,049	$196,377
Net loss	—	—	—	—	(17,511)	(17,511)
Share-based compensation	3	—	1,850	—	—	1,850
Net shares repurchased for employee taxes	(1)	—	(11)	—	—	(11)
Other comprehensive loss	—	—	—	(428)	—	(428)

Balance, September 30, 2026	11,183	$11	$45,145	$(417)	$135,538	$180,277

	Nine months ended September 30, 2025
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance, December 31, 2024	10,938	$11	$33,136	$180	$176,782	$210,109
Net loss	—	—	—	—	(772)	(772)
Share-based compensation	80	—	1,930	—	—	1,930
Net shares repurchased for employee taxes	(27)	—	(369)	—	—	(369)
Other comprehensive income	—	—	—	59	—	59
Forfeiture of dividends on unvested awards	—	—	—	—	2	2

Balance, March 31, 2025	10,991	$11	$34,697	$239	$176,012	$210,959
Net income	—	—	—	—	2,480	2,480
Share-based compensation	—	—	2,627	—	—	2,627
Net shares repurchased for employee taxes	—	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	(60)	—	(60)

Balance, June 30, 2025	10,991	$11	$37,323	$179	$178,492	$216,005
Net loss	—	—	—	—	(2,261)	(2,261)
Share-based compensation	—	—	910	—	—	910
Other comprehensive income	—	—	—	41	—	41
Forfeiture of dividends on unvested awards	—	—	—	—	11	11

Balance, September 30, 2025	10,991	$11	$38,233	$220	$176,242	$214,706
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
The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2026. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the 2025 Form 10-K.
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
Advertising Expense - The costs of advertising efforts are expensed as incurred. They are recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Advertising expense, excluding agency fees, for the three months ended September 30, 2026 and 2025 amounted to $0.1 million and $0.7 million, respectively. Advertising expense, excluding agency fees, for the nine months ended September 30, 2026 and 2025 amounted to $0.5 million and $6.8 million, respectively.
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

Provision for Income Taxes - The Company computes its income tax provision for interim periods in accordance with Accounting Standards Codification 740. For interim periods during the year ended December 31, 2025, the Company calculated an annual effective tax rate and applied that rate to year-to-date ordinary income or loss to calculate its quarterly income tax provision (“AETR Approach”). Due to the existence of a full valuation allowance against its deferred tax assets recorded as of December 31, 2025, the Company did not apply the AETR Approach for the period ending September 30, 2026 or for the quarters within that period. Instead, the Company calculated income tax expense for the interim period based on actual results for the quarter. As a result, the Company’s income tax provision for the three months ending September 30, 2026, reflects discrete items, primarily a $0.4 million change in unrecognized tax benefits due to finalization of a state tax examination, partially offset by $0.1 million of state income taxes. The Company calculates income tax expense for interim periods based on actual results for the quarter. Income tax benefit for the three months ended September 30, 2026 was $0.3 million, an effective tax rate of 1.8%, as compared to $0.4 million for the three months ended September 30, 2025, an effective tax rate of 14.9%. The decrease in the effective tax rate was primarily driven by the increased loss incurred during the three months ended September 30, 2026 and the valuation allowance on the net deferred tax assets. Income tax benefit for the nine months ended September 30, 2026 was less than $0.1 million, an effective tax rate of 0.2%, as compared to income tax expense of $1.3 million for the nine months ended September 30, 2025, an effective tax rate of 174.4%. The decrease in the effective tax rate was primarily driven by the increased loss incurred during the nine months ended September 30, 2026 and the valuation allowance on the net deferred tax assets, as well as various items in 2025 that were magnified by the near break-even pre-tax position. The Company will continue to assess the realizability of its deferred tax assets and the need for a valuation allowance on a quarterly basis. Should the valuation allowance be released in whole or in part, the Company expects to return to applying an estimated annual effective tax rate in future interim periods.
Accounting Pronouncements - Adopted in 2026
The Company has not adopted any new accounting standards during the nine months ended September 30, 2026.
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
Inventories consisted of the following (in thousands):

	September 30, 2026	December 31, 2025

Raw materials	$5,783	$4,915
Packaging	1,564	1,654
Non-food finished goods	406	1,216
Finished goods	16,278	16,785
Allowance for obsolete inventory	(2,829)	(4,342)
Total	$21,202	$20,228

3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of shares of the Company’s common stock outstanding adjusted for the effect of dilutive common stock equivalents.
The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Numerator:
Net loss	$(17,511)	$(2,261)	$(22,733)	$(553)

Denominator:
Weighted average shares of common stock outstanding	11,181	10,991	11,108	10,977
Effect of dilutive common stock equivalents	—	—	—	—
Weighted average shares of common stock outstanding	11,181	10,991	11,108	10,977

Loss per share - basic	$(1.57)	$(0.21)	$(2.05)	$(0.05)

Loss per share - diluted	$(1.57)	$(0.21)	$(2.05)	$(0.05)
The Company was in a loss position for the three and nine months ended September 30, 2026, and as such, all equity awards were antidilutive for those periods. If the Company were not in a loss position, the calculation of diluted EPS would have included the effect of dilutive common stock equivalents of 380 thousand and 282 thousand, and would have excluded 70 thousand and 105 thousand antidilutive restricted stock awards for three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, if the Company were not in a loss position, the calculation of diluted EPS would have included the effect of dilutive common stock equivalents of 176 thousand and 102 thousand, and would have excluded 308 thousand and 329 thousand antidilutive restricted stock awards, respectively. EPS is computed independently for each of the periods presented above, and accordingly, the sum of the quarterly earnings per share may not equal the year-to-date total computed.
4. SHARE-BASED COMPENSATION
Stock Options
The Company has granted non-qualified and incentive stock options to employees under the Amended and Restated 2012 Share Incentive Plan (the “2012 Plan”). The fair values of these options were estimated on the grant dates using the Black-Scholes option pricing model, which required estimates of the expected term of the option, the risk-free interest rate, the expected volatility of the price of the Company’s common stock, and dividend yield. Options outstanding as of September 30, 2026, generally vested over a period of 3 years and expire 10 years from the date of grant. The exercise price of these options is $66.68. Due to the Company’s lack of option exercise history on the date of grant, the expected term was calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant that most closely corresponded to the expected term of the option. The expected volatility was based on the historical volatility of the Company’s common stock over the period of time equivalent to the expected term for each award. The dividend yield was computed as the annualized dividend rate at the grant date divided by the strike price of the stock option. For the nine months ended September 30, 2026 and 2025, the Company did not grant stock options.
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
As of September 30, 2026, the weighted-average remaining contractual life for both the outstanding stock options and exercisable stock options was 1.4 years with an aggregate intrinsic value of $0. There was no unrecognized compensation on the awards for the periods ended September 30, 2026 and 2025. There were no stock options exercised for the nine months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, the Company received no cash proceeds from the exercise of stock options.
Restricted Stock
The Company has granted restricted stock under the 2012 Plan to employees and non-employee directors generally with vesting terms up to 3 years after the date of grant. The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period.
The following table summarizes our restricted stock activity (in thousands, except per share data):

	Nine months ended September 30,
	2026		2025
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of period	677	$24.76	279	$57.21
Granted	490	10.19	533	13.75
Vested	(260)	29.52	(80)	67.32
Forfeited	(129)	13.43	(18)	19.93
Outstanding at end of the period	778	$15.88	714	$24.55
The Company withheld approximately 77 thousand shares and 27 thousand shares of the Company’s common stock to cover minimum tax liability withholding obligations upon the vesting of shares of restricted stock for the nine months ended September 30, 2026 and 2025, respectively. The total fair value of restricted stock awards vested during the nine months ended September 30, 2026 and 2025 was $2.6 million and $1.1 million, respectively.
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

The total fair value of market and performance-based share awards issued during the nine months ended September 30, 2026 was $0.2 million. The Company withheld approximately 8 thousand shares for the nine months ended September 30, 2026 to cover minimum tax liability withholding obligations upon the issuance of shares of market and performance-based share awards. No market and performance-based share awards were issued during the nine months ended September 30, 2025, as a result of the market and performance-based share awards granted in March of 2022 not reaching the lower threshold of the predetermined performance goals.
Share-based compensation expense is recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statements of Operations (Unaudited). The total expense during the three months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three months ended September 30,
	2026		2025
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	800	$1,222	736	$1,565
Performance-based share awards granted in 2026	173	150	—	—
Market and performance-based share awards granted in 2025	275	371	319	407
Performance-based share awards granted in 2024	35	107	117	(1,181)
Market and performance-based share awards granted in 2023	—	—	47	119
Total share-based compensation	1,283	$1,850	1,219	$910
The total expense during the nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Nine months ended September 30,
	2026		2025
	Shares	Share-Based Compensation Expense	Shares	Share-Based Compensation Expense
Options and restricted stock	800	$3,955	736	$4,563
Performance-based share awards granted in 2026	173	312	—	$—
Market and performance-based share awards granted in 2025	275	1,032	319	875
Performance-based share awards granted in 2024	35	265	117	(444)
Market and performance-based share awards granted in 2023	—	—	47	473
Total share-based compensation	1,283	$5,564	1,219	$5,467
The total income tax benefit recognized in the accompanying Condensed Consolidated Statements of Operations (Unaudited) for restricted stock awards was $0.6 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and income tax expense of $0.1 million and of $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.

There was $6.3 million of total unrecognized compensation expense related to restricted stock awards as of September 30, 2026, which is expected to be recognized over a weighted-average period of 1.7 years. There was $3.3 million of unrecognized compensation expense related to the 275 thousand market and performance-based shares and 208 thousand performance-based shares presented in the table above as of September 30, 2026, which is expected to be recognized over a weighted-average period of 1.6 years.

5. LEASES
Operating Leases
The Company has operating leases for office and warehouse space and certain equipment. In certain of the Company’s lease agreements, the rental payments are adjusted periodically based on defined terms within the lease. The Company did not have any finance leases for the nine months ended September 30, 2026 and 2025.
Our leases relating to office and warehouse space have lease terms of 87 months to 125 months. Our leases relating to equipment have lease terms of 36 months, with certain of them having automatic renewal clauses.
The Company’s lease agreements also contain non-lease components, which the Company is obligated to pay based on the services consumed by it. Such amounts are not included in the measurement of the lease liability but are recognized as expenses when they are incurred.
The operating lease expense was $1.3 million and $1.2 million for the three months ended September 30, 2026 and 2025, and $4.1 million and $3.7 million for the nine months ended September 30, 2026 and 2025.

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Nine months ended September 30,
	2026	2025

Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used in operating leases	$4,300	$4,831

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$19,370	$—

Right-of-use assets derecognized upon early termination
Operating leases	$3,608	$—

Lease liabilities derecognized upon early termination
Operating leases	$(5,824)	$—
As of September 30, 2026, the weighted average remaining lease term was 5 years, 11 months and the weighted average discount rate was 5.30%.
The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2026 (in thousands):

2026 (excluding the nine months ended September 30, 2026)	$1,081
2027	4,029
2028	4,164
2029	4,306
2030	4,208
Thereafter	6,357
Total lease payments	$24,145
Less: Imputed interest	(3,460)
Total	$20,685
During the first quarter of 2026, the Company’s lease commenced for a new headquarters office space in 1501 South Clinton Street, Baltimore, Maryland 21224, with a lease term of 8 years and 7 months. The Company recorded an initial right-of-use asset and corresponding lease liability of $6.8 million during the period ended March 31, 2026. The future minimum lease commitments related to this lease are included in the table above. The Company did not renew its office space lease in 100 International Drive, Baltimore, Maryland 21202 which expired in February 2026.
During the second quarter of 2026, the Company executed an amendment to extend the lease and reduce the square footage for our distribution facility located at 2000 Rock Glenn Boulevard, Havre de Grace, Maryland 21078 with a term of 5 years (the “HdG Lease”). The amendment to the HdG Lease commenced in June 2026, at which time the Company remeasured its right-of-use asset and corresponding lease liability by $12.5 million and $12.7 million, respectively. The future minimum lease commitments related to the HdG Lease are included in the table above.
During the third quarter of 2026, the Company terminated the leases for properties located at 4251 Northern Cross Boulevard, Haltom City, Texas 76117 (the “FTW Lease”) and 11515 Cronridge Drive, Owings Mills, Maryland 21117 (the “OMIC Lease”) before their contractual expiration dates. In connection with these terminations, the Company derecognized right-of-use assets totaling $3.6 million and corresponding lease liabilities totaling $5.8 million during the three months ended September 30, 2026. No future minimum lease commitments related to the FTW Lease or the OMIC Lease are included in the table above. See Footnote 9 “Restructuring and related activities” for further information.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	September 30, 2026	December 31, 2025

Foreign currency translation	$—	$3
Unrealized net gains (losses) on investment securities	(417)	231
Accumulated other comprehensive income (loss)	$(417)	$234
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

The following tables present the Company’s cash and financial assets that are measured at fair value on a recurring basis for each of the hierarchy levels (in thousands):

	September 30, 2026
	Cost	Unrealized Gains (Losses)	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$21,284	$—	$—	$21,284	$21,284	$—

Level 1:
Money market accounts	37,088	—	—	37,088	37,088	—
Government & agency securities	37,106	49	84	37,239	—	37,239
	74,194	49	84	74,327	37,088	37,239

Level 2:
Corporate bonds	76,765	(472)	630	76,923	—	76,923

Total	$172,243	$(423)	$714	$172,534	$58,372	$114,162

	December 31, 2025
	Cost	Unrealized Gains	Accrued Interest	Estimated Fair Value	Cash & Cash Equivalents	Investment Securities

Cash and cash equivalents, excluding money market accounts	$50,187	$—	$—	$50,187	$50,187	$—

Level 1:
Money market accounts	39,116	—	—	39,116	39,116	—
Government & agency securities	23,247	111	80	23,438	—	23,438
	62,363	111	80	62,554	39,116	23,438

Level 2:
Corporate bonds	53,801	198	533	54,532	—	54,532

Total	$166,351	$309	$613	$167,273	$89,303	$77,970

The Company had $12 thousand and $0 thousand realized gains for the three months ended September 30, 2026 and 2025, respectively. The Company had $27 thousand and $3.3 million realized gains for the nine months ended September 30, 2026 and 2025, respectively.
During the fourth quarter of 2023, the Company entered into an agreement with LifeMD, Inc, (Nasdaq: LFMD), a leading provider of virtual primary care, to purchase shares of common stock of LifeMD for $10 million. The 180-day lock-up period expired on June 8, 2024, and the registration process was completed, effective July 18, 2024. During the second quarter of 2025, the Company sold all of its holdings in LifeMD common stock. The net gains recognized during the nine months ended September 30, 2025 were $3.2 million. Prior to the sale, the fair value of the investment was recorded within an equity securities caption in the table above. The net proceeds received from the sale were recorded within cash and cash equivalents of the Condensed Consolidated Balance Sheets.

8. SEGMENT REPORTING

The Company has one reportable segment: Trilivy. The segment derives revenues from clients through the sale of products which are shipped directly to clients. Our independent coaches help clients adopt healthy habits and learn the benefits of our products. The accounting policies of the Company's single segment are the same as those described in the Company's Significant Accounting Policies.

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

The Trilivy segment recognizes revenue when control of the products is transferred to the client. The segment pays commissions on the sale of products to coaches. The Company derives all of its revenue from sales within the United States and manages the business activities on a consolidated basis.

The following table presents the Trilivy segment's revenue, significant segment expenses, and segment net loss for the three months ended September 30, 2026 and 2025, respectively:

	September 30, 2026	September 30, 2025
Revenue	$72,048	$89,409
Less:
Cost of sales	22,008	27,250
Selling, marketing, and after sales support	34,643	41,543
Distribution	11,492	3,815
Technology	11,447	11,123
Administrative and corporate support functions	9,966	8,849
Equity compensation	1,850	910
Other income (1)	(1,523)	(1,424)
Benefit for income taxes	(324)	(396)
Segment net loss	$(17,511)	$(2,261)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—

Consolidated net loss	$(17,511)	$(2,261)
(1) Other income included within Segment net loss includes interest income.
(2) Restructuring expenses (income) as described in Footnote 9 are included within the following captions: $1.6 million Cost of sales, $7.2 million Distribution, $3.7 million Technology, $2.9 million Administrative and corporate support functions, and $(0.1) million Equity compensation.
Segment depreciation expense of property, plant, and equipment for the three months ended September 30, 2026 and 2025 was $3.7 million and $2.5 million, respectively. Segment additions of property, plant, and equipment for the three months ended September 30, 2026, and 2025 were $0.4 million and $1.4 million, respectively.
The following table presents the Trilivy segment's revenue, significant segment expenses, and segment net income for the nine months ended September 30, 2026 and 2025, respectively:

	September 30, 2026	September 30, 2025
Revenue	$224,476	$310,692
Less:
Cost of sales	69,284	87,645
Selling, marketing, and after sales support	104,055	151,883
Distribution	19,451	13,646
Technology	29,333	32,731
Administrative and corporate support functions	23,769	25,730
Equity compensation	5,564	5,467
Other income (1)	(4,212)	(7,153)
Provision (benefit) for income taxes	(35)	1,296
Segment net loss	$(22,733)	$(553)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—

Consolidated net loss	$(22,733)	$(553)
(1) Other income included within Segment net loss includes interest income and gains and losses on LifeMD common stock.
(2) Restructuring expenses (income) as described in Footnote 9 are included within the following captions: $1.6 million Cost of sales, $7.2 million Distribution, $3.7 million Technology, $2.9 million Administrative and corporate support functions, and $(0.1) million Equity compensation.
Segment depreciation expense of property, plant, and equipment for the nine months ended September 30, 2026 and 2025 was $8.9 million and $7.9 million, respectively. Segment additions of property, plant, and equipment for the nine months ended September 30, 2026 and 2025 were $2.5 million and $4.3 million, respectively.
9. RESTRUCTURING AND RELATED ACTIVITIES
During the second quarter of 2026, the Company launched a cost savings project (“Catalyst”) with the majority of its execution taking place this quarter. One of the key initiatives under Catalyst was a restructuring action (“Catalyst Restructuring”) intended to simplify the business and reduce costs by reducing the size and reassessing the geographic locations of the Company’s distribution network, streamlining the Company’s internal use software, and aligning organization resources with current revenue levels. The Catalyst Restructuring included facility closures, sunsetting of internal use software, workforce reductions, and other related restructuring activities. The Catalyst Restructuring was completed as of September 30, 2026, and we do not anticipate material Catalyst Restructuring related charges in future periods. Broader non-restructuring Catalyst initiatives, such as AI-related efficiencies, will continue. The Company had no significant restructuring charges during the three and nine months ended September 30, 2025.
Restructuring and Related Charges
The following table summarizes restructuring and related charges recognized during the three and nine months ended September 30, 2026 (in thousands):

September 30, 2026
Loss on disposal of fixed assets	$8,919
Fixed asset abandonments	1,913
Stock-based compensation expense reversal	(87)
Non-cash restructuring	$10,745

Facility closure and other exit costs	1,222
Employee termination benefits, net of bonus expense reversal	996
Other restructuring-related costs	2,443
Total restructuring and related costs	$15,406
The Company recorded restructuring and related charges of $15.4 million during three and nine months ended September 30, 2026, consisting primarily of:
Loss on disposal of fixed asset charges of $8.9 million, related to property, plant and equipment, other long-lived assets, and right-of-use asset impairments net of the relief of lease liabilities associated with the closure of our distribution center in Fort Worth, Texas, our office space in Lehi, Utah, and our product innovation center in Owings Mills, Maryland. These charges also include internal-use software costs for our coach and client mobile applications that were sunset as part of the Catalyst Restructuring. These charges are net of any salvage value.
Fixed asset abandonment charges of $1.9 million, related to equipment abandoned in connection with reducing the leased footprint of our Havre de Grace, Maryland distribution center.
Stock compensation expense reversals of $0.1 million related to stock-based compensation expense previously recognized for employees who were separated under the Catalyst Restructuring.
Facility closure and other exit costs of $1.2 million, related to lease termination costs, real estate broker fees, decommissioning, and site restoration costs. The Company’s liability for facility closure and other exit costs was $0.8 million as of September 30, 2026, included within the accounts payable and accrued expenses caption on the Condensed Consolidated Balance Sheets.
Employee termination benefits of $1.0 million, related to severance, continuation of benefits, and other employee-related costs. The Company’s liability for employee termination benefits was $0.7 million as of September 30, 2026, included within the accounts payable and accrued expenses caption on the Condensed Consolidated Balance Sheets.
Other restructuring-related costs of $2.4 million, primarily consisting of cost to disassemble and move equipment at our distribution center in Havre de Grace, Maryland as a result of reducing our lease footprint at the location, costs to move inventory from our exited distribution center in Fort Worth, Texas to our distribution center in Havre de Grace, Maryland, warehouse management system license costs associated with our exited distribution center in Fort Worth, Texas, and contract termination costs. The Company’s liability for other restructuring-related costs was $2.4 million as of September 30, 2026, included within the accounts payable and accrued expenses caption on the Condensed Consolidated Balance Sheets.
Restructuring and related charges recognized during the three and nine months ended September 30, 2026, were recorded in the Company’s Condensed Consolidated Statements of Operations as follows:

September 30, 2026
Cost of sales	$1,638
Selling, general, and administrative	13,768
Total restructuring and related costs	$15,406
Cost of sales is comprised of loss on disposal of certain fixed assets, costs to move inventory from our exited distribution center in Fort Worth, Texas to our distribution center in Havre de Grace, Maryland, and contract termination costs. These costs are consistent with historical transactions classified within cost of sales.
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
Overview
Medifast (“Medifast,” the “Company,” “we,” or “us”) is the metabolic health and wellness company known for its science-backed comprehensive metabolic health system, Trilivy™. Designed to help address the challenges of metabolic dysfunction, the Company’s holistic approach integrates science-backed plans and products, personal 1:1 coaching, a supportive community, and behavioral science support to develop healthy habits. Driven to improve metabolic health through advanced science and comprehensive behavioral support, Medifast has introduced Metabolic Synchronization®, a breakthrough science that targets metabolic dysfunction through a comprehensive system focused on fat loss, lean mass preservation, and long-term health. Trilivy's comprehensive three-part metabolic health system is designed to help people reset their metabolism, refine their health, and renew their lives. By integrating science, coaching, and healthy habits into a single approach, Trilivy helps people look, feel, and live better. Backed by more than 45 years of clinical heritage, Medifast continues to advance its mission of lifelong transformation through metabolic science and human connection™. For more information, visit Trilivyhealth.com and Medifastinc.com.
The Company started 2026 by executing on its recently unveiled focus on holistic metabolic health, leveraging its extensive experience in structured weight loss coupled with recent scientific research and enhanced product offerings to address the needs of a broader metabolic health market. In July 2026, Medifast announced the launch of Trilivy, a comprehensive metabolic health system uniquely designed to support healthy lifestyle change. The transition from OPTAVIA® to a new brand with the launch of Trilivy represents an evolution of the Company’s vision, platform, and purpose, expanding beyond traditional weight loss to address the broader metabolic health challenges impacting more than 90% of U.S. adults today1. Medifast’s approach focuses on addressing the root cause of metabolic dysfunction. This strategic shift targets a larger and, what is believed to be, a more sustainable market, focusing on a long-term growth strategy intended to guide the Company over the next decade by aligning science, products, and coaching with increasing demand for new solutions as awareness of metabolic dysfunction grows.
This growth strategy will initially be focused on improving coach productivity and expanding our coach network. We operate a well-capitalized business with a powerful lifestyle solution and a business model that has impacted over 3 million lives and, for the quarter ended September 30, 2026, had a network of approximately 10,200 active earning independent coaches. Medifast stands at the forefront of evidence-based wellness solutions, and its coach-first model creates significant opportunities for coaches’ individual businesses. This is designed to create a “flywheel effect” as new clients join, driving coach productivity, which in turn attracts new active earning coaches, leading to even more new clients and further productivity.
The Company offers a simple, yet comprehensive approach to achieving optimal metabolic health and well-being by empowering individuals to make lasting changes. Through the dedicated support of our coaches, approximately 90% of whom were clients first, our clients are guided through every step of their wellness journey.
Our scientifically developed products and habit creation framework, reinforced by coaches and community support, provide proven health benefits and serve as a promising foundation to develop a comprehensive metabolic health system. We continuously innovate and build upon our scientific and clinical heritage to fulfill our mission of lifelong transformation,
1 O’Hearn M et al. Trends and Disparities in Cardiometabolic Health Among U.S. Adults, 1999-2018. J Am Coll Cardiol. 2022; 80(2):138-151. doi:10.1016/j.jacc.2022.04.046 through metabolic science and human connection. Coaches provide unparalleled support along with community, nutrition, and healthy habits. In a world where health and well-being can often be a difficult and solitary journey, our comprehensive system offers intensely personalized support to individuals seeking to transform their health. The goal of this holistic approach is to empower people to master their metabolic health and improve body composition, beginning with a quality weight loss journey and offering the flexibility to achieve it on their own terms. At the heart of the metabolic health system is a powerful three-part delivery model that helps individuals build healthier habits, unlock their potential and achieve optimal metabolic health:
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
The Company introduced Metabolic Synchronization — a breakthrough science that reverses metabolic dysfunction through a targeted reset of the body’s metabolism, as part of its shift in focus to holistic metabolic health.2 Research demonstrates that the Company's comprehensive system improves metabolic health by activating strong and targeted fat burn (i.e., by reducing bad visceral fat), preserving lean mass, and protecting muscle. This approach results in healthy, quality weight loss that extends beyond the scale, ultimately empowering individuals to achieve their health goals.
Science has always been integral to Medifast’s identity. Through ongoing research and compelling data that elevate the science behind the Company’s plans and innovative products, the Company is energizing its coach community to empower individuals to take control of their metabolic health. Metabolic health, often misunderstood or overlooked, refers to the body’s ability to efficiently convert food into energy and regulate critical bodily functions. Metabolic dysfunction is a state that can often go unnoticed, placing strain on the body’s metabolic processes and potentially leading to serious health challenges. In July 2026, the company introduced the Trilivy Reset Fueling line, enhanced with MetaVantage Technology™, which further supports metabolic health by helping reduce waist circumference while also supporting normal fat metabolism and healthy insulin function.3 These recent innovations are expected to further strengthen the Company’s offerings to help clients achieve optimal metabolic health.
While GLP-1 medication usage continues to accelerate, medication alone may not be adequate for achieving sustainable, long-term health outcomes without the integration of comprehensive lifestyle modifications, nutritional guidance, and behavioral support. Recent research indicates that approximately one-third of users discontinue the medication after six months, and up to 74% stop after a year.4 Furthermore, studies show that two-thirds of weight lost on GLP-1 medications is typically regained within 12 months of stopping treatment, with cardiometabolic benefits often reversing as well.5 GLP-1 medications can be effective tools, but lasting results require more than just medication—they demand holistic behavior change.
The need for change extends beyond the obesity epidemic, as over 90% of American adults are metabolically unhealthy, impacting biomarkers of poor health, energy regulation, and weight management. Healthy, quality weight loss that prioritizes burning fat while preserving muscle is essential for improving metabolic health but it demands commitment, consistency, and support. Given that GLP-1 medications are shown to be most effective when combined with lifestyle changes, we see strong alignment with our expertise in helping people create durable habits through coach-supported, behavior-based systems. Our experience in guiding individuals towards change through habit-based systems, supported by a coach, is highly compatible with the demonstrated effectiveness of these medications when paired with lifestyle modifications.
In addition to coach support, by focusing on the root causes of metabolic dysfunction, Medifast is seeking to unlock new opportunities to reach and empower individuals at every stage of their health journey. For those utilizing weight loss medications, Medifast’s programs are intended to provide complementary solutions to enhance metabolic function and overall health.
2 In a clinical study, individuals on the Reset 5 & 1 Plan experienced a reduction of 14% visceral fat and 98% of lean mass was retained at 16 weeks. Arterburn, L.M., C.D. Coleman, J. Kiel, et al. Randomized controlled trial assessing two commercial weight loss programs in adults with overweight or obesity. Obes Sci Pract 2019; 5/1: 3-14.
3 Pedret, A., R.M. Valls, L. Calderon-Perez, et al. Effects of daily consumption of the probiotic Bifidobacterium animalis subsp. lactis CECT 8145 on anthropometric adiposity biomarkers in abdominally obese subjects: a randomized controlled trial. Int J Obes (Lond). 2019;43(9):1863- 1868. doi: 10.1038/s41366-018-0220-0.
4 Grosicki et al. Diabetes Obes Metab. 2025; https://pubmed.ncbi.nlm.nih.gov/39743934/
5 Wilding, et al; STEP 1 Study Group. Diabetes Obes Metab. 2022; https://pubmed.ncbi.nlm.nih.gov/35441470/

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
Also during third quarter of 2026, we executed on cost realignment initiatives, project Catalyst, which were designed to accelerate our path to profitability and growth. Catalyst is driving additional savings through facility rationalization, AI-related efficiencies, sunsetting of non-strategic IT applications and reductions in force to align with our current revenue levels. The program is designed so that it does not affect our ability to grow. It builds on initiatives over the past several years that significantly reduced our cost base while preserving our core capabilities, and we will continue to review our costs for further opportunities. We are also applying AI more broadly across the business, and over time we expect it helping us move faster in product development and in the tools used by our coaches.
In July 2026, we launched the Medifast Metabolic Health Institute (the “Institute”), with a mission to advance metabolic health through rigorous research and credible, evidence-based education. The Institute is led by recognized experts, including a dedicated Scientific Advisory Board, backed by teams with more than 390 years of collective professional experience. Its goal is to organize the company’s work across research, product development, scientific communications, and education into one central location, establishing Medifast as a key player in this space.
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
6 In a clinical study, the group on the Reset 5 & 1 Plan using a coach lost 10x more weight and 17x more fat than the self-directed control group.
7 Trilivy makes no guarantee of financial success. Success with Trilivy results from successful sales efforts, which require hard work, diligence, skill, persistence, competence, and leadership. Please see the Trilivy Income Disclosure Statement (https://media.trilivyhealth.com/pdf/learn/Trilivy-IDS.pdf ) for statistics on actual earnings of Coaches.

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
Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management develops, and changes periodically, these estimates and assumptions based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the 2025 Form 10-K. There were no significant changes in our critical estimates or policies during the first nine months of 2026.
Overview of Results of Operations
Our product sales accounted for approximately 96% of our revenues for the three months ended September 30, 2026 and 2025, and approximately 96% for the nine months ended September 30, 2026 and 2025.
The following tables reflect our statements of operations (in thousands, except percentages):

	Three months ended September 30,
	2026	2025	$ Change	% Change

Revenue	$72,048	$89,409	$(17,361)	(19.4)%
Cost of sales	22,008	27,250	(5,242)	(19.2)%
Gross profit	50,040	62,159	(12,119)	(19.5)%

Selling, general, and administrative	69,398	66,240	3,158	4.8%

Loss from operations	(19,358)	(4,081)	(15,277)	(374.3)%

Other income
Interest income	1,508	1,426	82	5.8%
Other income (expense)	15	(2)	17	850.0%
	1,523	1,424	99	7.0%

Loss before provision for income taxes	(17,835)	(2,657)	(15,178)	(571.2)%

Benefit for income taxes	(324)	(396)	72	18.2%

Net loss	$(17,511)	$(2,261)	$(15,250)	(674.5)%

% of revenue
Gross profit	69.5%	69.5%
Selling, general, and administrative costs	96.3%	74.1%
Loss from operations	(26.9)%	(4.6)%

	Nine months ended September 30,
	2026	2025	$ Change	% Change

Revenue	$224,476	$310,692	$(86,216)	(27.7)%
Cost of sales	69,284	87,645	(18,361)	(20.9)%
Gross profit	155,192	223,047	(67,855)	(30.4)%

Selling, general, and administrative	182,172	229,457	(47,285)	(20.6)%

Loss from operations	(26,980)	(6,410)	(20,570)	(320.9)%

Other income
Interest income	4,233	4,096	137	3.3%
Other income (expense)	(21)	3,057	(3,078)	(100.7)%
	4,212	7,153	(2,941)	(41.1)%

Income (loss) before provision for income taxes	(22,768)	743	(23,511)	(3,164.3)%

Provision (benefit) for income taxes	(35)	1,296	(1,331)	(102.7)%

Net loss	$(22,733)	$(553)	$(22,180)	(4,010.9)%

% of revenue
Gross profit	69.1%	71.8%
Selling, general, and administrative costs	81.2%	73.9%
Loss from operations	(12.0)%	(2.1)%

Revenue: Revenue decreased $17.4 million, or 19.4%, to $72.0 million for the three months ended September 30, 2026 from $89.4 million for the three months ended September 30, 2025. The decline in revenue for the three months ended September 30, 2026 was primarily driven by a decrease in the number of active earning coaches to 10,200 for the three months ended September 30, 2026 from 19,500 for the three months ended September 30, 2025. Revenue decreased $86.2 million, or 27.7%, to $224.5 million for the nine months ended September 30, 2026 from $310.7 million for the nine months ended September 30, 2025. The decline in revenue for the nine months ended September 30, 2026 was primarily driven by a decrease in the number of active earning coaches. The decrease in active earning coaches, which has been trending downward year-over-year since the first quarter of 2023, was driven by continued pressure with client acquisition reflecting broader challenges in the operating environment, including rapid and continued adoption of GLP-1 medications for weight loss, and prioritizing productive coaches and efficient coach network structures. While the Company is actively executing on metabolic health, we expect the number of active earning coaches to continue to decline through the end of 2026. The average revenue per active earning coach was $7,064 for the three months ended September 30, 2026, a 54.1% increase compared to $4,585 for the three months ended September 30, 2025. The increase in revenue per active earning coach for the three months ended September 30, 2026 was driven by the decrease in the number of active earning coaches, facilitated in part by our focus on efficient and more productive coach network structures.
Cost of sales: Cost of sales decreased $5.2 million, or 19.2%, to $22.0 million for the three months ended September 30, 2026 from $27.3 million for the three months ended September 30, 2025. The decrease in cost of sales for the three months ended September 30, 2026 was primarily driven by a $4.8 million decrease attributable to lower sales volumes and $1.6 million in the prior comparable period for the reformulation of the Essential product line, partially offset by $1.6 million of Catalyst Restructuring charges in the current period. Cost of sales decreased $18.4 million, or 20.9%, to $69.3 million for the nine months ended September 30, 2026 from $87.6 million nine months ended September 30, 2025. The decrease in cost of sales for the nine months ended September 30, 2026 was primarily driven by a $22.9 million decrease attributable to lower volumes, partially offset by a $3.4 million increase due to loss of leverage.

Non-GAAP adjusted cost of sales were $20.4 million for the three months ended three months ended September 30, 2026, a decrease of $6.9 million, or 25.2%, as compared to $27.3 million from the corresponding period in 2025. Non-GAAP adjusted cost of sales were $67.6 million for the nine months ended September 30, 2026, a decrease of $20.0 million, or 22.8%, as compared to $87.6 million for the corresponding period in 2025. Non-GAAP adjusted cost of sales excludes expenses in connection with the Company’s Catalyst Restructuring initiative. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of each of non-GAAP financial measure to its most comparable GAAP financial measure.
Gross profit: Gross profit decreased $12.1 million, or 19.5%, to $50.0 million for the three months ended September 30, 2026 from $62.2 million from the corresponding period in 2025. The decrease in gross profit for the three months ended September 30, 2026 was due to lower revenue, partially offset by lower cost of sales. As a percentage of revenue, gross profit was 69.5% for both the three months ended September 30, 2026 and for the corresponding period in 2025, primarily due to 230 basis points attributable to Catalyst Restructuring charges, substantially offset by 220 basis points of costs to reformulate the Essential line in the prior period. Gross profit decreased $67.9 million, or 30.4%, to $155.2 million from $223.0 million for the nine months ended September 30, 2025. The decrease in gross profit for the nine months ended September 30, 2026 was due to lower revenue, partially offset by lower cost of sales. As a percentage of revenue, gross profit decreased 270 basis points to 69.1% for the nine months ended September 30, 2026 from 71.8% for the corresponding period in 2025 primarily due to loss of leverage.
Non-GAAP adjusted gross profit was $51.7 million for the three months ended September 30, 2026, a decrease of $10.5 million, or 16.9%, as compared to $62.2 million from the corresponding period in 2025. Non-GAAP adjusted gross profit margin increased 220 basis points to 71.7% from 69.5% for the corresponding period in 2025. Non-GAAP adjusted gross profit was $156.8 million for the nine months ended September 30, 2026, a decrease of $66.2 million, or 29.7%, as compared to $223.0 million for the corresponding period in 2025. Non-GAAP adjusted gross profit margin decreased 190 basis points to 69.9% for the nine months ended September 30, 2026 from 71.8% for the corresponding period in 2025. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure.
Selling, general, and administrative (“SG&A”): SG&A expenses were $69.4 million for the three months ended September 30, 2026, an increase of $3.2 million, or 4.8%, as compared to $66.2 million from the corresponding period in 2025. SG&A expenses increased for the three months ended September 30, 2026 primarily due to a $13.8 million increase for Catalyst Restructuring charges, partially offset by a $6.6 million decrease in coach compensation on lower volume and fewer active earning coaches and a $1.4 million decrease in IT consulting spend. As a percentage of revenue, SG&A expenses were 96.3% for the three months ended September 30, 2026 as compared to 74.1% for the corresponding period in 2025. SG&A expenses as a percentage of revenue increased for the three months ended September 30, 2026 primarily reflecting approximately 19 percentage points of Catalyst Restructuring costs, and 3 percentage points related to our Trilivy Convention for which no convention was held in the comparable year-ago period. SG&A expenses included research and development costs of $2.8 million and $1.1 million for the three months ended September 30, 2026 and 2025, in connection with the development of new products and plans, and clinical research activities. SG&A expenses were $182.2 million for the nine months ended September 30, 2026, a decrease of $47.3 million, or 20.6%, as compared to $229.5 million from the corresponding period in 2025. SG&A expenses decreased for the nine months ended September 30, 2026 primarily due to a $35.3 million decrease in coach compensation on lower volume and fewer active earning coaches, a $8.2 million decrease in Company-led marketing costs, a $4.9 million decrease in employee salary and benefit expenses, a $3.0 million decrease in IT consulting costs, and a $2.2 million one-time gain on the sale of our Maryland Distribution Center building and land previously classified as held for sale, partially offset by $13.8 million of catalyst restructuring charges. As a percentage of revenue, SG&A expenses were 81.2% for the nine months ended September 30, 2026 as compared to 73.9% for the corresponding period in 2025 primarily reflecting 6 percentage points of Catalyst Restructuring costs. SG&A expenses included research and development costs of $4.9 million and $3.3 million for the nine months ended September 30, 2026 and 2025, respectively, in connection with the development of new products and plans, and clinical research activities.
Non-GAAP adjusted SG&A expenses were $55.6 million for the three months ended September 30, 2026, a decrease of $10.6 million, or 16.0%, as compared to $66.2 million from the corresponding period in 2025. Non-GAAP adjusted SG&A expenses were $168.4 million for the nine months ended September 30, 2026, a decrease of $61.1 million, or 26.6%, as compared to $229.5 million from the corresponding period in 2025. Non-GAAP adjusted SG&A excludes expenses related to the Company’s Catalyst Restructuring. Refer to “Non-GAAP Financial Measures” section below for a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure.
Loss from operations: For the three months ended September 30, 2026, the Company’s loss from operations was $19.4 million as compared to $4.1 million for the corresponding period in 2025, a change of $15.3 million, primarily as a result of decreased gross profit and increased SG&A expenses. For the three months ended September 30, 2026 the Company’s loss from operations as a percentage of revenue was 26.9% as compared to 4.6% for the corresponding period in 2025, due to the factors described above impacting gross profit and the factors impacting SG&A expenses. For the nine months ended September 30, 2026, the Company’s loss from operations was $27.0 million as compared to $6.4 million for the corresponding period in 2025, a change of $20.6 million, primarily as a result of decreased gross profit, partially offset by decreased SG&A expenses. Loss from operations as a percentage of revenue was 12.0% for the nine months ended September 30, 2026 compared to 2.1% for the corresponding period in 2025 due to the factors above impacting gross profit and the factors impacting SG&A expenses.
Non-GAAP adjusted loss from operations was $4.0 million for the three months ended September 30, 2026, as compared to $4.1 million from the corresponding period in 2025. Non-GAAP adjusted loss from operations as a percentage of revenue was 5.5% for the three months ended September 30, 2026, as compared to 4.6% for the corresponding period in 2025. Non-GAAP adjusted loss from operations was $11.6 million for the nine months ended September 30, 2026, as compared to $6.4 million from the corresponding period in 2025. Non-GAAP adjusted loss from operations as a percentage of revenue was 5.2% for the nine months ended September 30, 2026, as compared to 2.1% for the corresponding period in 2025. Refer to “Non-GAAP Financial Measures” section below for a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure.
Other income: Other income for the three months ended September 30, 2026 was $1.5 million, an increase of $0.1 million, or 7.0%, as compared to $1.4 million for the corresponding period in 2025. Other income is primarily comprised of interest income on cash, cash equivalents, and investments in both periods. Other income for the nine months ended September 30, 2026 was $4.2 million, a decrease of $2.9 million, or 41.1%, as compared to $7.2 million for the corresponding period in 2025. The decrease in other income for the nine months ended September 30, 2026 was primarily due to a $3.2 million gain on our investment in LifeMD common stock that occurred during the corresponding period in 2025. The Company sold its investment in LifeMD during the second quarter of 2025.
Provision (benefit) for income taxes: The Company’s income tax provision for the three months ending September 30, 2026, reflects discrete items, primarily a $0.4 million change in unrecognized tax benefits due to finalization of a state tax examination, partially offset by $0.1 million of state income taxes. Income tax benefit for the three months ended September 30, 2026 was $0.3 million, an effective tax rate of 1.8%, as compared to $0.4 million for the three months ended September 30, 2025, an effective tax rate of 14.9%. The decrease in the effective tax rate was primarily driven by the increased loss incurred during the three months ended September 30, 2026 and the valuation allowance on the net deferred tax assets. Income tax benefit for the nine months ended September 30, 2026 was less than $0.1 million, an effective tax rate of 0.2%, as compared to income tax expense of $1.3 million for the nine months ended September 30, 2025, an effective tax rate of 174.4%. The decrease in the effective tax rate was primarily driven by the increased loss incurred during the nine months ended September 30, 2026 and the valuation allowance on the net deferred tax assets, as well as various items in 2025 that were magnified by the near break-even pre-tax position. The Company will continue to assess the realizability of its deferred tax assets and the need for a valuation allowance on a quarterly basis. Should the valuation allowance be released in whole or in part, the Company expects to return to applying an estimated annual effective tax rate in future interim periods.
Due to the existence of a full valuation allowance against deferred tax assets, the Non-GAAP adjustments do not impact the income tax benefit for the period.
Net loss: Net loss was $17.5 million, or $1.57 loss per diluted share for the three months ended September 30, 2026 as compared to net loss of $2.3 million, or $0.21 per diluted share, for the three months ended September 30, 2025. Net loss was $22.7 million, or $2.05 per diluted share for the nine months ended September 30, 2026, as compared to $0.6 million, or $0.05 per diluted share for the nine months ended September 30, 2025. The period-over-period changes were driven by the factors described above.
Non-GAAP adjusted net loss was $2.1 million or $0.19 per diluted share for the three months ended September 30, 2026 as compared to $0.21 per diluted share for the corresponding period in 2025. Non-GAAP adjusted net loss was $7.3 million or $0.66 per diluted share for the nine months ended September 30, 2026 as compared to $0.05 per diluted share for the corresponding period in 2025. Refer to “Non-GAAP Financial Measures” section below for a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure.
Adjusted EBITDA: Adjusted EBITDA, which excludes stock-based compensation and Catalyst Restructuring, for the three months ended September 30, 2026 was $0.4 million, an increase of $0.1 million, or 29.7%, as compared to $0.3 million for the corresponding period in 2025. Adjusted EBITDA for the nine months ended September 30, 2026 was $3.3 million, a decrease of $9.5 million, or 74.0%, as compared to $12.9 million for the corresponding period in 2025.

Adjusted EBITDA excluding interest income: Adjusted EBITDA excluding interest income for the three months ended September 30, 2026 was $1.9 million, an increase of $0.2 million, or 9.7%, as compared to $1.7 million for the corresponding period in 2025. Adjusted EBITDA excluding interest income for the nine months ended September 30, 2026 was $7.6 million, a decrease of $9.4 million, or 55.4%, as compared to $17.0 million for the corresponding period in 2025.
Non-GAAP Financial Measures
In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in this quarterly report, our quarterly earnings press release, and other public disclosures. The following GAAP financial measures have been presented on an as-adjusted basis: cost of sales, selling, general and administrative expenses, income (loss) from operations, net income (loss), and diluted earnings (loss) per share. As-adjusted cost of sales, selling general and administrative expenses, income (loss) from operations, net income (loss), and diluted earnings (loss) per share exclude the impact of certain amounts related to Catalyst Restructuring efforts and have not been calculated in accordance with GAAP. We disclose Adjusted EBITDA, a non-GAAP measure, as a performance measure which excludes recurring items that we do not believe are indicative of our core operating performance: interest income, income tax expense, depreciation and amortization, and stock-based compensation expense, as well as charges related to our Catalyst Restructuring in the current period. We disclose Adjusted EBITDA excluding interest income, a non-GAAP measure, as a performance measure which includes the previously noted adjustments to arrive at Adjusted EBITDA with the exception of interest income, as our current cash, cash equivalents and investment securities balance makes interest income a notable performance data point. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is included below. These non-GAAP financial measures are not intended to replace GAAP financial measures.
We use these non-GAAP financial measures internally to evaluate and manage the Company’s operations because we believe they provide useful supplemental information regarding the Company’s ongoing economic performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results and as a means to emphasize the results of ongoing operations.
The following tables reconcile the non-GAAP financial measures included in this report for the three and nine months ended September 30, 2026 (in thousands):

	Three Months Ended September 30, 2026
	GAAP	Restructuring and related charges (Catalyst Restructuring)	Non-GAAP
Cost of sales	$22,008	$(1,638)	$20,370
Gross profit	50,040	1,638	51,678
Selling, general, and administrative	69,398	(13,768)	55,630
Income (loss) from operations	(19,358)	15,406	(3,952)
Other income	1,523	—	1,523
Benefit for income taxes	(324)	—	(324)
Net income (loss)	(17,511)	15,406	(2,105)
Diluted earnings (loss) per share (1)	(1.57)	1.38	(0.19)
(1) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Reconciliation from Net income to Adjusted EBITDA and Adjusted EBITDA excluding interest income:
Net loss	$(17,511)	$(2,261)
Interest income	(1,508)	(1,426)
Benefit for income taxes	(324)	(396)
Depreciation and amortization expense	4,276	3,452
EBITDA	(15,067)	(631)
Stock-based compensation expense	1,850	910
Restructuring and related charges (Catalyst Restructuring), excluding depreciation and stock compensation	13,579	—
Adjusted EBITDA	362	279
Interest income	1,508	1,426
Adjusted EBITDA excluding interest income	$1,870	$1,705

The following tables reconcile the non-GAAP financial measures included in this report for the nine months ended September 30, 2026 (in thousands):

	Nine Months Ended September 30, 2026
	GAAP	Restructuring and related charges (Catalyst Restructuring)	Non-GAAP
Cost of sales	$69,284	$(1,638)	$67,646
Gross profit	155,192	1,638	156,830
Selling, general, and administrative	182,172	(13,768)	168,404
Income (loss) from operations	(26,980)	15,406	(11,574)
Other income	4,212	—	4,212
Benefit for income taxes	(35)	—	(35)
Net income (loss)	(22,733)	15,406	(7,327)
Diluted earnings (loss) per share (1)	(2.05)	1.39	(0.66)

(1) The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Reconciliation from Net income to Adjusted EBITDA and Adjusted EBITDA excluding interest income:
Net loss	$(22,733)	$(553)
Interest income	(4,233)	(4,096)
Provision (benefit) for income taxes	(35)	1,296
Depreciation and amortization expense	11,205	10,777
EBITDA	(15,796)	7,424
Stock-based compensation expense	5,564	5,467
Restructuring and related charges (Catalyst Restructuring), excluding depreciation and stock compensation	13,579	0
Adjusted EBITDA	3,347	12,891
Interest income	4,233	4,096
Adjusted EBITDA excluding interest income	$7,580	$16,987

Liquidity and Capital Resources
The Company had stockholders’ equity of $180.3 million and working capital of $160.1 million at September 30, 2026 as compared with $198.9 million and $158.7 million at December 31, 2025, respectively. The $18.6 million net decrease in stockholders’ equity was primarily driven by a net loss of $22.7 million for the nine months ended September 30, 2026, partially offset by $5.6 million for share-based compensation. The Company’s cash, cash equivalents and investment securities increased to $172.5 million at September 30, 2026 from $167.3 million at December 31, 2025.
Net cash provided by operating activities decreased by $6.9 million to $5.3 million for the nine months ended September 30, 2026 from $12.1 million for the nine months ended September 30, 2025 primarily driven by a $20.2 million decrease related to changes in inventory balances and a $22.2 million decrease in net income, partially offset by a $16.7 million increase attributable to accounts payable and accrued expenses, a $10.8 million increase for non-cash restructuring charges excluding share-based compensation, a $6.8 million increase from income taxes, and a $3.3 million increase related to realized gains on the sale of investment securities.
Net cash used in investing activities was $35.2 million for the nine months ended September 30, 2026 as compared to $3.0 million for the nine months ended September 30, 2025. The increase in net cash used in investment activities was primarily driven by a $37.6 million net increase in investments resulting from the use of proceeds from debt securities previously classified as cash to purchase debt securities classified as investments, partially offset by $3.6 million of proceeds from the sale of the Company’s Maryland Distribution Center building and land.
Net cash used in financing activities increased by $0.4 million to $1.0 million for the nine months ended September 30, 2026 from $0.6 million for the nine months ended September 30, 2025. This increase was primarily due to a $0.5 million increase in net shares repurchased for employee taxes.
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
The Company is exposed to market risk related to changes in interest rates and market pricing impacting our investment in money market securities, government and agency securities, and corporate bonds. Other than for strategic investments, its current investment policy is to maintain an investment portfolio consisting of corporate bonds and U.S. money market securities directly or through managed funds. Its cash is deposited in and invested through highly rated financial institutions in North America. Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases. If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at September 30, 2026, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on our investments. There were no material changes in the Company’s market risk exposure related to changes in interest rates and market pricing impacting our investments from the year ended December 31, 2025.
Item 4. Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Act, as amended, as of September 30, 2026. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation performed in accordance with the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2026	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - Jul 31	—	—	—	1,323,568
August 1 - August 31	872	12.14	—	1,323,568
September 1 - September 30	75	12.17	—	1,323,568
(1)This column includes shares of the Company’s common stock that were surrendered by employees and directors to the Company to cover minimum tax liability withholding obligations upon the exercise of stock options or the vesting of shares of restricted stock and performance-based share awards previously granted to such employees and directors, when such transactions occur.
(2)At the outset of the quarter ended September 30, 2026, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the stock repurchase authorization dated September 16, 2014 (the "Stock Repurchase Plan").
As of September 30, 2026, there were 1,323,568 shares of the Company’s common stock eligible for repurchase under the Stock Repurchase Plan. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Stock Repurchase Plan does not have an expiration date and can be modified or terminated by the Board of Directors at any time.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the second quarter of 2026, Chairman of the Board Daniel R. Chard, adopted a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). The arrangement was entered into on May 8, 2026, and provides for the sale of up to 19,089 shares of the Company’s common stock, par value $0.001 per share, beginning September 28, 2026 and concluding September 29, 2026, subject to the terms of the arrangement. Pursuant to the terms of the trading arrangement, Mr. Chard completed the sale of all 19,089 shares of common stock on September 28, 2026, and September 29, 2026.
No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2026.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated and Amended Certificate of Incorporation of Medifast, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-31573) filed February 27, 2015).

3.2	Amended and Restated Bylaws of Medifast, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 Current Report on Form 8-K (File No. 001-31573) filed on December 4, 2019).

10.1	Medifast, Inc. Amended and Restated 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31573) filed on May 26, 2026).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial statements from Medifast, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 filed October 26, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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
Medifast, Inc.

By:	/s/ NICHOLAS M. JOHNSON
Nicholas M. Johnson
Chief Executive Officer
(Principal Executive Officer)

Dated:	October 26, 2026

/s/ JAMES P. MALONEY
James P. Maloney
Chief Financial Officer
(Principal Financial Officer)

Dated:	October 26, 2026